Form 10-Q
period 1995-09-30
EQUUS II INC ET AL
filed 1995-11-14
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19509

                              EQUUS II INCORPORATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        76-0345915
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

2929 Allen Parkway, Suite 2500
         HOUSTON, TEXAS                                     77019-2120
     (Address of principal                                  (Zip Code)
       executive offices)

Registrant's telephone number, including area code: (713) 529-0900

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                              Name of each exchange
                                                        on which registered

         COMMON STOCK                                 AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $44,709,125 computed on the basis of $15.625 per share, closing price of the common stock on the American Stock Exchange, Inc. on November 9, 1995. There were 2,907,510 shares of the registrant's common stock, $.001 par value, outstanding, as of November 9, 1995. The net asset value of a share at September 30, 1995 was $22.28.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                                      PAGE
                                                                                                          ----
               Item 1.   Financial Statements

                         Balance Sheets

                         - September 30, 1995 and December 31, 1994........................................1

                         Statements of Operations

                         - For the three months ended September 30, 1995 and 1994..........................2
                         - For the nine months ended September 30, 1995 and 1994...........................3

                         Statements of Changes in Net Assets

                         - For the nine months ended September 30, 1995 and 1994...........................4

                         Statements of Cash Flows

                         - For the nine months ended September 30, 1995 and 1994...........................5

                         Selected Per Share Data and Ratios

                         - For the nine months ended September 30, 1995 and 1994...........................7

                         Schedule of Portfolio Securities

                         - September 30, 1995..............................................................8

                         Notes to Financial Statements....................................................13

               Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..............................................18

PART II.       OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K.................................................21

SIGNATURE ................................................................................................21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             EQUUS II INCORPORATED
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                   (Unaudited)

                                                                                                    1995                    1994
                                                                                                ------------            ------------
ASSETS

Investments in portfolio securities, at fair value
     (cost $58,075,871 and $54,864,309, respectively) ..............................            $ 67,518,655            $ 64,120,126
Temporary cash investments, at cost which
     approximates fair value .......................................................              60,576,571              45,474,560
Cash ...............................................................................                   5,987                   1,407
Accounts receivable ................................................................                  45,326
                                                                                                                                 440
Accrued interest receivable ........................................................                 309,986                 257,903
Commitment fees ....................................................................                  56,250                  28,125
Deferred reorganization costs ......................................................                  41,055                  58,650
                                                                                                ------------            ------------
         Total assets ..............................................................             128,553,830             109,941,211
                                                                                                ------------            ------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ..............................................................                  42,194                 137,175
     Due to management company .....................................................                 310,074                 305,932
     Deferred management company incentive fee .....................................               4,428,613               3,017,740
     Notes payable to bank .........................................................              59,000,000              45,600,000
                                                                                                ------------            ------------
         Total liabilities .........................................................              63,780,881              49,060,847
                                                                                                ------------            ------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued or outstanding .................................                    --                      --
     Common stock, $.001 par value, 10,000,000 shares
       authorized, 2,907,510 and 3,053,017 shares issued and
       outstanding, respectively ...................................................                   2,907                   3,053
     Additional paid-in capital ....................................................              47,730,191              50,891,822
     Undistributed net investment income ...........................................                    --                      --
     Undistributed net capital gains ...............................................               7,597,067                 729,672
     Unrealized appreciation of portfolio securities, net ..........................               9,442,784               9,255,817
                                                                                                ------------            ------------
         Total net assets ..........................................................            $ 64,772,949            $ 60,880,364
                                                                                                ============            ============
         Net assets per share ......................................................            $      22.28            $      19.94
                                                                                                ============            ============

                          The accompanying notes are an
                  integral part of these financial statements.

                                      -1-

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                                                                   1995                     1994
                                                                                              ------------              -----------
Investment income:
   Income from portfolio securities .............................................             $    525,458              $   401,762
   Interest from temporary cash investments .....................................                   82,197                   83,870
                                                                                              ------------              -----------
      Total investment income ...................................................                  607,655                  485,632
                                                                                              ------------              -----------
Expenses:
   Management fee ...............................................................                  310,074                  305,954
   Deferred management incentive fee ............................................                  423,913                  436,917
   Director fees and expenses ...................................................                   48,030                   36,857
   Professional fees ............................................................                   56,433                   33,284
   Administrative fees ..........................................................                   12,500                   12,500
   Mailing, printing and other expenses .........................................                   61,746                   21,205
   Interest expense .............................................................                   75,069                   21,597
   Franchise taxes ..............................................................                    4,520                    3,640
   Amortization .................................................................                    5,865                    5,865
                                                                                              ------------              -----------
      Total expenses ............................................................                  998,150                  877,819
                                                                                              ------------              -----------
Net investment loss .............................................................                 (390,495)                (392,187)
                                                                                              ------------              -----------
Realized gain (loss) on sales of portfolio
   securities, net ..............................................................                3,802,362               (1,163,988)
                                                                                              ------------              -----------
Unrealized appreciation of portfolio securities, net:
   End of period ................................................................                9,442,784                7,995,570
   Beginning of period ..........................................................               11,125,581                4,646,998
                                                                                              ------------              -----------
     Increase (decrease) in unrealized appre-
        ciation, net ............................................................               (1,682,797)               3,348,572
                                                                                              ------------              -----------
Increase in net assets from
   operations ...................................................................             $  1,729,070              $ 1,792,397
                                                                                              ============              ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                                                                 1995                      1994
                                                                                              -----------              ------------
Investment income:
   Income from portfolio securities .............................................             $ 1,818,249              $  1,145,960
   Interest from temporary cash investments .....................................                 173,440                   232,325
                                                                                              -----------              ------------
      Total investment income ...................................................               1,991,689                 1,378,285
                                                                                              -----------              ------------
Expenses:
   Management fee ...............................................................                 928,508                   906,525
   Deferred management incentive fee ............................................               1,410,873                  (834,671)
   Director fees and expenses ...................................................                 155,513                   113,293
   Professional fees ............................................................                 154,531                   112,233
   Administrative fees ..........................................................                  37,500                    37,500
   Mailing, printing and other expenses .........................................                 226,833                    86,741
   Interest expense .............................................................                 192,734                    78,194
   Franchise taxes ..............................................................                  35,622                    27,974
   Amortization .................................................................                  17,595                    17,595
                                                                                              -----------              ------------
      Total expenses ............................................................               3,159,709                   545,384
                                                                                              -----------              ------------
Net investment income (loss) ....................................................              (1,168,020)                  832,901
                                                                                              -----------              ------------
Realized gain (loss) on sales of portfolio
   securities, net ..............................................................               6,867,395                  (350,310)
                                                                                              -----------              ------------
Unrealized appreciation of portfolio securities, net:
   End of period ................................................................               9,442,784                 7,995,570
   Beginning of period ..........................................................               9,255,817                11,818,618
                                                                                              -----------              ------------
     Increase (decrease) in unrealized appre-
        ciation, net ............................................................                 186,967                (3,823,048)
                                                                                              -----------              ------------
Increase (decrease) in net assets from
   operations ...................................................................             $ 5,886,342              $ (3,340,457)
                                                                                              ===========              ============

                                      -3-

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                                                                1995                       1994
                                                                                            ------------               ------------
Operations:

   Net investment income (loss) ..............................................              $ (1,168,020)              $    832,901
   Realized gain (loss) on sales of
      portfolio securities, net ..............................................                 6,867,395                   (350,310)
   Increase (decrease) in unrealized appreciation
      of portfolio securities, net ...........................................                   186,967                 (3,823,048)
                                                                                            ------------               ------------
      Increase (decrease) in net assets
        from operations ......................................................                 5,886,342                 (3,340,457)
                                                                                            ------------               ------------
Capital transactions:

   Redemption of fractional shares ...........................................                      (115)                      (897)
   Stock repurchased and cancelled
      under common stock repurchase plan .....................................                (1,993,642)                  (453,175)
                                                                                            ------------               ------------
      Decrease in net assets from capital
        share transactions ...................................................                (1,993,757)                  (454,072)
                                                                                            ------------               ------------
Net increase (decrease) in net assets ........................................                 3,892,585                 (3,794,529)

Net assets at beginning of period ............................................                60,880,364                 64,679,325
                                                                                            ------------               ------------
Net assets at end of period ..................................................              $ 64,772,949               $ 60,884,796
                                                                                            ============               ============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                                                                      1995                 1994
                                                                                                 -------------        -------------
Cash flows from operating activities:
      Interest and dividends received ....................................................       $   1,622,476        $   1,379,351
      Commitment fees paid ...............................................................             (75,000)             (56,250)
      Cash paid to management company, directors
        and suppliers ....................................................................          (1,775,205)          (1,459,278)
                                                                                                 -------------        -------------
        Net cash used by operating activities ............................................            (227,729)            (136,177)
                                                                                                 -------------        -------------
Cash flows from investing activities:
      Purchases of portfolio securities ..................................................          (8,616,480)          (3,033,363)
      Proceeds from sales or redemptions of
        portfolio securities .............................................................           8,941,229            1,829,459
      Principal payments from portfolio companies ........................................           3,603,328              125,062
      Purchase of temporary cash investments with
        original maturities of greater than three months .................................                --               (300,000)
      Maturity of temporary cash investment with original
        maturities of greater than three months ..........................................             300,000              200,000
                                                                                                 -------------        -------------
        Net cash provided (used) by investing activities .................................           4,228,077           (1,178,842)
                                                                                                 -------------        -------------
Cash flows from financing activities:
      Advances from bank .................................................................         208,100,000          107,000,000
      Repayments to bank .................................................................        (194,700,000)        (117,000,000)
      Dividends paid .....................................................................                --               (662,594)
      Redemption of fractional shares ....................................................                (115)                (897)
      Repurchase of common stock .........................................................          (1,993,642)            (453,175)
                                                                                                 -------------        -------------
        Net cash provided (used) by financing activities .................................          11,406,243          (11,116,666)
                                                                                                 -------------        -------------
        Net increase (decrease) in cash and cash equivalents .............................          15,406,591          (12,431,685)

Cash and cash equivalents at beginning of period, excluding $300,000 and
      $200,000 of temporary cash investments with original maturities of greater than three months at December 31, 1994
      and 1993, respectively .............................................................          45,175,967           54,427,341
                                                                                                 -------------        -------------
Cash and cash equivalents at end of period, excluding $300,000 of temporary cash investments with original maturities of greater than three months
      at September 30, 1994 ..............................................................       $  60,582,558        $  41,995,656
                                                                                                 =============        =============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)
                                   (Continued)

                                                                                                         1995               1994
                                                                                                     -----------        -----------
Reconciliation of increase (decrease) in net assets from operations to net cash used by operating activities:

Increase (decrease) in net assets from operations ............................................       $ 5,886,342        $(3,340,457)

Adjustments to reconcile increase (decrease) in net assets from operations to net cash used by operating activities:
        Realized (gain) loss on sales of portfolio
          securities, net ....................................................................        (6,867,395)           350,310
        Increase (decrease) in unrealized appreciation, net ..................................          (186,967)         3,823,048
        Decrease (increase) in accounts receivable ...........................................           (44,886)             1,464
        Decrease (increase) in accrued interest receivable ...................................           (52,083)            19,602
        Interest and fees received in portfolio securities ...................................          (272,244)           (20,000)
        Increase in commitment fee ...........................................................           (28,125)           (14,063)
        Amortization of reorganization costs .................................................            17,595             17,595
        Decrease in accounts payable .........................................................           (94,981)          (118,965)
        Increase (decrease) in due to management company .....................................         1,415,015           (854,711)
                                                                                                     -----------        -----------
Net cash used by operating activities ........................................................       $  (227,729)       $  (136,177)
                                                                                                     ===========        ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION -- SELECTED PER SHARE DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                                                                   1995                     1994
                                                                                                ---------                ---------
Investment income ................................................................              $    0.67                $    0.45

Expenses .........................................................................                   1.06                     0.18
                                                                                                ---------                ---------
Net investment income (loss) .....................................................                  (0.39)                    0.27

Realized gain (loss) on sales of
     portfolio securities, net ...................................................                   2.30                    (0.11)

Increase (decrease) in unrealized appreciation
     of portfolio securities, net ................................................                   0.06                    (1.24)
                                                                                                ---------                ---------
Increase (decrease) in net assets from
     operations ..................................................................                   1.97                    (1.08)
                                                                                                ---------                ---------
Capital transactions:

  Effect of common stock repurchases .............................................                   0.37                     0.06
                                                                                                ---------                ---------
  Net increase in net assets from capital
     transactions ................................................................                   0.37                     0.06
                                                                                                                            ------
Net increase (decrease) in net assets ............................................                   2.34                    (1.02)

Net assets at beginning of period ................................................                  19.94                    20.87
                                                                                                ---------                ---------
Net assets at end of period ......................................................              $   22.28                $   19.85
                                                                                                =========                =========
Ratio of expenses to average net
     assets ......................................................................                   5.03%                   (0.87)%

Ratio of net investment income (loss)
      to average net assets ......................................................                  (1.86)%                   1.33%

Ratio of increase (decrease) in net
     assets from operations to average
     net assets ..................................................................                   9.37%                   (5.32)%

Average shares outstanding during period .........................................              2,985,009                3,091,222

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1995
                                   (Unaudited)

                                                                           DATE OF
      PORTFOLIO COMPANY                                              INITIAL INVESTMENT            COST            FAIR VALUE
      -----------------                                              ------------------        ------------       ------------
A.C. Liquidating Corporation                                          February 1985
    -4,885 shares of 10% Series C
     cumulative preferred stock                                                                $    488,500       $    180,000
    -10% secured promissory notes, due 1996                                                         271,000            271,000

Allied Waste Industries, Inc. (NASDAQ -- AWIN)                           March 1989
    -357,873 shares of common stock                                                               1,102,499          2,862,723
    -150,000 shares of Series C convertible
     preferred stock                                                                                750,000          1,137,472
    -79,667 shares of 8% Series D convertible
     preferred stock                                                                              1,195,005          3,198,440
    -2,012 shares of 9% cumulative convertible
     preferred stock                                                                              2,000,000          3,181,316
    -Warrants to buy up to 48,438, 22,000, 163,044,
     125,000 and 15,000 shares of common stock
     at $3.63, $4.25, $4.60, $5.00 and $13.50
     per share, respectively through June 1997,
     February 1999, May 1998, August 1999 and
     February 1997, respectively                                                                      --                307,153

Brazos Sportswear, Inc.                                               February 1989
    -166,250 shares of common stock                                                               1,330,000          1,800,000
    -12% senior subordinated debenture, due 1994-1996                                             3,350,000          3,350,000
    -10% subordinated promissory note, due 1994-1996                                                178,500            178,500
    -1,000 shares of common stock of GCS RE, Inc.                                                   132,910            132,910
    -87,632 shares of common stock of Sports/Leisure, Inc.                                           82,734              4,382
    -8% unsecured promissory note, due 1996 from
     Sports/Leisure, Inc.                                                                             5,005              5,005
    -Warrants to buy up to 64,715 shares of common stock
     at $0.01 per share through December 2004                                                          --               700,000

Cardiovascular Ventures, Inc.                                         November 1991
    -150,000 shares of Series A convertible
     preferred stock                                                                                375,000            375,000
    -214,286 shares of Series B convertible
     preferred stock                                                                                750,001            750,001
    -56,717 shares of Series C convertible
     preferred stock                                                                                248,137            248,137

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1995
                                   (Unaudited)
                                   (Continued)

                                                                          DATE OF
      PORTFOLIO COMPANY                                              INITIAL INVESTMENT            COST            FAIR VALUE
      -----------------                                              ------------------        ------------       ------------
Champion Healthcare Corporation (AMEX -- CHC)                          December 1990
    -205,292 shares of common stock                                                            $    129,761       $  1,230,265
    -2,303,380 shares of Series A convertible
     preferred stock                                                                              2,303,380          2,781,592
    -29,202 shares of Series B convertible
     preferred stock                                                                                344,589            344,589
    -3,601 shares of Series C convertible preferred
     stock                                                                                           64,818             64,818
    -83,333 shares of Series D convertible
     preferred stock                                                                              1,499,994          1,499,994
    -11% senior subordinated note, due 2003                                                       1,500,000          1,500,000
    -Warrants to buy up to 5,246 shares of
     common stock at $5.90 per share through
     June 1, 1999                                                                                      --                 --
    -Warrants to buy up to 45,000 shares of
     common stock at $9 per share through
     December 31, 2003                                                                                 --                 --

David's Supermarkets, Inc.                                            February 1990
    -735,000 shares of common stock                                                                 735,000              --
    -333,445 shares of 3.5% junior preferred stock                                                3,334,450          3,334,450
    -Warrants to buy up to 538,462 shares of common
     stock at $1 per share through April 21, 2000                                                       --                --

Drypers Corporation (NASDAQ -- DYPR)                                     July 1991
    -1,096,892 shares of common stock                                                             6,400,132          2,842,855
    -Warrants to buy up to 6,634 shares
     of common stock at $4 per share
     through June 30, 1998                                                                             --                  --

Garden Ridge Corporation (NASDAQ -- GRDG)                                July 1992
    -333,471 shares of common stock                                                               1,061,018          8,365,523

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1995
                                   (Unaudited)
                                   (Continued)

                                                                           DATE OF
      PORTFOLIO COMPANY                                              INITIAL INVESTMENT           COST            FAIR VALUE
      -----------------                                              ------------------       -------------     --------------
Industrial Equipment Rentals, Inc.                                       June 1993
    -182,230 shares of common stock                                                           $       1,822     $        1,822
    -5,371 shares of junior preferred stock                                                         537,100            537,100
    -67,500 shares of Series B senior convertible
     preferred stock                                                                                250,050            250,050
    -12% subordinated debenture, due 2003                                                         1,077,778          1,077,778
    -9% senior subordinated debenture, due 2006                                                     499,950            499,950

Midway Airlines Corporation                                             August 1993
    -452,392 shares of Class C common stock                                                       1,195,616              --
    -274,761 shares of junior preferred stock                                                     2,747,610            500,000
    -12% subordinated note, due 2002                                                                271,000            271,000
    -Warrants to buy up to 203,250 shares of
     Class C common stock at $.01 per
     share through April 2002                                                                          --                  --

NCI Building Systems, Inc. (NASDAQ -- BLDG)                               April 1989
    -100,000 shares of common stock                                                                 159,783          2,350,000

Restaurant Development Group, Inc.                                       June 1987
    -610,909 shares of Class A common stock                                                       2,891,156          1,150,000
    -14% promissory note, face amount $350,000,
     due 1995                                                                                       275,000            350,000
    -Prime +2% promissory note, due 1994-1995                                                       639,122            639,122
    -Warrants to buy up to 150,000 and 62,500
     shares of common stock at $2.80 and $3
     per share through November 1996 and
     April 1998, respectively                                                                          --                 --

Strategic Holdings, Inc.                                              September 1995
    -2,986,408 shares of common stock                                                             2,986,408          2,986,408
    -3,705,900 shares of Series B preferred stock                                                 3,705,900          3,705,900
    -1,000 shares of SMIP, Inc. common stock                                                        150,000            150,000
    -Prime + 1% promissory note of SMIP, Inc., due 2000                                             175,000            175,000

Tech-Sym Corporation (NYSE -- TSY)                                        March 1987
    -62,752 shares of common stock                                                                  226,533          1,851,184

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1995
                                   (Unaudited)
                                   (Continued)

                                                                           DATE OF
      PORTFOLIO COMPANY                                              INITIAL INVESTMENT           COST            FAIR VALUE
      -----------------                                              ------------------       -------------     --------------
Travis International, Inc.                                            December 1986
    -171,284 shares of common stock                                                            $    560,290       $  3,853,890

Video Rental of Pennsylvania, Inc.                                     January 1988
    -125,000 shares of common stock                                                                 125,000            500,000
    -125,000 shares of 9% redeemable
     preferred stock                                                                                125,000            125,000
    -14% promissory notes, due 1994-1995                                                             12,500             12,500
    -10% secured promissory note, due 1994-1995                                                   2,525,000          2,525,000
    -10,000 shares of common stock
     of Equus Video Corporation                                                                      25,000             25,000

Williams & Mettle Co.                                                  October 1989
    -657,895 shares common stock                                                                      6,579              --
    -138,475 shares of Series A convertible preferred
     stock                                                                                          553,900              --
    -237,126 shares of Series B convertible preferred
     stock                                                                                          396,000            396,000
    -12% subordinated promissory note, due 1996                                                     677,250            677,250
    -Junior participation in prime + 1.75% note,
     due 1996                                                                                       512,576            512,576
    -Warrant to buy 456,718 shares of common
     stock at $0.01 per share through December
     21, 1999                                                                                          --                --

Yellow Cab Service Corporation                                        December 1985
    -1,118,103 shares of common stock                                                                51,432              --
    -3% subordinated promissory notes,
     face amount aggregating $1,655,014, due 1994-2005                                            1,566,000              --
    -3% subordinated promissory notes, due 1994-2005                                              3,517,083          1,750,000
                                                                                                -----------       ------------
     Total                                                                                      $58,075,871        $67,518,655
                                                                                                ===========        ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1995
                                   (Unaudited)
                                   (Continued)

         A substantial amount of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

         In connection with the investments in Allied Waste Industries, Inc., Brazos Sportswear, Inc., Cardiovascular Ventures, Inc., Champion Healthcare Corporation and Industrial Equipment Rentals, Inc., investment rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

         As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in A.C. Liquidating Corporation, Brazos Sportswear, Inc., Industrial Equipment Rentals, Inc., Restaurant Development Group, Inc., Strategic Holdings, Inc., Video Rental of Pennsylvania, Inc. and Williams & Mettle Co. In addition, Cardiovascular Ventures, Inc., David's Supermarkets, Inc., Drypers Corporation and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair value of the investments in Allied Waste Industries, Inc., Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation include discounts from closing market prices of approximately $1,633,902, $1,718,486, $653,488 and $1,388,504,
respectively, to reflect the effects of restrictions on the sale of such securities at September 30, 1995. Income was earned in the amount of $1,050,156 and $864,927 for the nine months ended September 30, 1995 and 1994, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

         As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested except Cardiovascular Ventures, Inc., Midway Airlines Corporation, Tech-Sym Corporation, and Yellow Cab Service Corporation. The Fund provides significant managerial assistance to portfolio companies that comprise 91% of the total value of the investments in portfolio companies at September 30, 1995.

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

(1)      ORGANIZATION AND BUSINESS PURPOSE

         Equus II Incorporated (the "Fund"), a Delaware corporation, was formed by Equus Investments II, L.P. (the "Partnership" or "Predecessor Entity") on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund (the "Exchange"). The shares received by the Partnership were distributed to the partners, with each partner receiving a pro rata distribution of the shares of the Fund for the units of limited partnership interests ("Units") or general partner interests held prior to the Exchange. The limited partners received one share of common stock of the Fund for each Unit held. On September 11, 1992, the shares of the Fund began trading on the American Stock Exchange under the symbol EQS.

         On June 30, 1993, Equus Investments Incorporated ("EQI"), a Delaware corporation and successor corporate business development company to Equus Investments I, L.P. (the "EQI Predecessor Entity"), was merged with and into the Fund. Pursuant to an Agreement and Plan of Merger dated March 26, 1993, as amended, (the "Merger"), each share of EQI was converted into 0.54 of a share of the Fund's common stock. The Fund issued 1,147,152 additional shares of common stock, net of 115 shares redeemed in lieu of fractional shares, in connection with the Merger. The Merger of EQI into the Fund was recorded as a pooling of interests for financial statement reporting purposes.

         The Fund seeks to achieve capital appreciation by making equity and equity-oriented investments in growth capital, leveraged buyouts or recapitalization of existing companies or divisions thereof and subsequently disposing of such investments. The Fund elected to be treated as a business development company under the Investment Company Act of 1940, as amended. At the annual meeting held in May 1994, the shareholders of the Fund voted to amend the Articles of Incorporation to provide for perpetual existence.

(2)      MANAGEMENT

         The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company entered into a Sub-Adviser Agreement with Equus Capital Corporation, a Delaware corporation (the "Sub-Adviser"), pursuant to which the Sub-Adviser provides certain investment advisory services for the Fund, including approving the Fund's quarterly net asset valuations and arranging any necessary financing for the Fund or its leveraged buyout transactions. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. Officers of the Management Company also receive and retain fees for serving on the Boards of Directors of certain portfolio companies. The Management Company also receives compensation for providing certain investor communication services, $37,500 of which is included in the accompanying Statements of Operations for each of the nine months ended September 30, 1995 and 1994.

         The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Partnership and the Fund. The Sub-Adviser receives a fee from the Management Company equal to 50% of the Management Company's net management incentive fee. The Management incentive fee is paid or reimbursed quarterly in arrears.

         Included in "Deferred management incentive fee" in the accompanying Balance Sheets are $4,428,613 and $3,017,740 of accrued management incentive fees at September 30, 1995 and December 31, 1994, respectively. Such fees are calculated on the net unrealized appreciation of investments in portfolio securities and will not be paid until such appreciation is realized. Due to changes in unrealized appreciation of portfolio securities, deferred management incentive fees were increased (reduced) by $1,410,873 and $(834,671) during the nine months ended September 30, 1995 and 1994, respectively resulting in changes in investment expenses in the accompanying Statements of Operations for the nine months ended September 30, 1995 and 1994, respectively.

         The Sub-Adviser is a wholly owned subsidiary of the Management Company and the Management Company is controlled by a privately-owned corporation.

         As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings.

(3)      SIGNIFICANT ACCOUNTING POLICIES

         Valuation of Investments -- Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price at the balance sheet date, less a discount to reflect the effects of restrictions on the sale of such securities, if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Sub-Adviser, subject to the approval of the Board of Directors. The fair market value of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, $63,313,089 and $58,813,951 at September 30, 1995 and December 31, 1994, respectively, the Sub-Adviser's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments. Such management incentive fees are recorded in total on the Fund's Balance Sheets. See Note 2 above.

         Investment Transactions -- Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

         Cash Flows -- For purposes of the Statements of Cash Flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

         Income Taxes -- No provision for Federal income taxes has been made in the accompanying financial statements as the Fund has qualified for pass-through treatment as a "regulated investment company" under Subchapter M of the Internal Revenue Code of 1986. As such, all net income is allocable to the shareholders for inclusion in their respective tax returns. Net capital losses are not allocable to the shareholders but can be carried over to offset future earnings of the Fund.

(4)      BOOK TO TAX RECONCILIATION

         During 1993, the Fund adopted Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had a net investment loss for book purposes of $1,168,020 and net investment income of $182,765 for tax purposes for the nine months ended September 30, 1995, and therefore has $182,765 of net investment income to be distributed by the end of the year. During the nine months ended September 30, 1995, the Fund had net realized gains of $6,867,395 on the sales of portfolio securities for book purposes, $1,892,377 of which were offset by capital loss carryforwards for tax purposes. The Fund, for book purposes, has undistributed net capital gains of $7,597,067 in the accompanying Balance Sheet at September 30, 1995. However, for tax purposes, the Fund has distributed all but $5,023,856 of its net realized capital gains. The following is a reconciliation of the difference in the Fund's net realized gain on the sale of portfolio securities for book and tax purposes for the nine months ended September 30, 1995 and 1994, respectively.

                                                                                                      1995                  1994
                                                                                                  -----------           -----------
Net realized gain (loss) on the sales of portfolio securities, book ....................          $ 6,867,395           $  (350,310)
Reversal of amounts previously written off .............................................               48,838                  --
Utilization of capital loss carryforwards ..............................................           (1,892,377)                 --
                                                                                                  -----------           -----------
Net realized gain (loss) on the sales of portfolio securities, tax .....................          $ 5,023,856           $  (350,310)
                                                                                                  ===========           ===========

(5)      TEMPORARY CASH INVESTMENTS

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to shareholders or payment of expenses and notes payable, consist of money market accounts, commercial paper and certificates of deposit earning interest at rates ranging from 3.5% to 5.62% at September 30, 1995.

(6)      PORTFOLIO SECURITIES

         During the nine months ended September 30, 1995, the Fund invested $7,017,308 in a new company and made follow-on investments of $1,871,416 in six portfolio companies, including $272,244 in accrued interest receivable received in the form of additional portfolio securities. In addition, the Fund realized capital gains of $6,867,395 during the nine months ended September 30, 1995. The Fund sold 116,590 shares of Allied Waste Industries, Inc. common stock for $1,049,310 realizing a capital gain of $490,032, 96,000 shares of Garden Ridge Corporation common stock for $2,928,000 realizing a capital gain of $2,906,667, 175,000 shares of NCI Building Systems, Inc. common stock for $3,064,685 realizing a capital gain of $2,785,063 and 49,444 shares of USA Waste Services, Inc. for $899,218 realizing a capital gain of $685,620.

         On May 9, 1995, Garden Ridge Corporation effected a 4.5-for-1 stock split of its outstanding common stock in connection with an initial public offering ("IPO") of its common stock. The number of shares held by the Fund has been adjusted to reflect such stock split. Subsequent to the IPO, Garden Ridge redeemed the 59,207 shares of preferred stock for $355,242 and repaid the $3,195,671 in subordinated notes held by the Fund. On June 30, 1995, CogniSeis Development, Inc. was merged into Tech-Sym Corporation. The Fund received 62,752 shares of Tech-Sym Corporation common stock in a tax-free exchange for its CogniSeis Development, Inc. common stock. The Fund also received $17 for a fractional share from Tech-Sym and realized a $13 capital gain.

         During the nine months ended September 30, 1994, the Fund made follow-on investments of $3,053,363 in four portfolio companies, and realized $350,310 of net capital losses from the sale of a portion of its investments in five portfolio companies.

(7)      DEFERRED REORGANIZATION COSTS

         The Fund paid $117,300 in expenses related to the formation of the Fund and is amortizing such amount over 5 years. The Fund also paid $100,000 in expenses related to the formation of EQI. Accumulated amortization of such expenses totaled $176,245 and $158,650 at September 30, 1995 and December 31, 1994, respectively.

(8)      NOTES PAYABLE TO BANK

         The Fund had a $45,000,000 line of credit promissory note with a bank, with interest payable at the prime rate which matured on July 15, 1995. On July 15, 1995, such note was increased to $60,000,000 and the due date was extended to July 15, 1996. The prime rate was 8.75% at September 30, 1995. The Fund had $58,000,000 and $45,000,000 outstanding on such note at September 30, 1995 and December 31, 1994, that was secured by $58,000,000 and $45,000,000 of the Fund's temporary cash investments at such dates. The average daily balances outstanding on such note during the nine months ended September 30, 1995 and 1994 were $1,908,425 and $890,110, respectively. The Fund paid $75,000 and $56,250 in commitment fees on such note, which were deferred and are being amortized over the twelve month commitment period. Amortization expense related to such fees is included in "Interest expense" in the accompanying Statements of Operations.

         The Fund also had a $5,000,000 revolving line of credit from a bank, with interest payable at prime. Subsequent to June 30, 1995, the Fund pledged additional collateral consisting of its investments in Champion Healthcare Corporation and Garden Ridge Corporation, and the amount available for borrowing pursuant to such note was increased to $10,000,000. The outstanding balance on such line of credit was $1,000,000 and $600,000 at September 30, 1995 and December 31, 1994, respectively. The average daily balance outstanding on such note during the nine months ended September 30, 1995 was $542,490. The revolving line of credit is due on December 31, 1995. The line of credit is secured by a portion of the Fund's investment in Allied Waste Industries, Inc., Drypers Corporation, Garden Ridge Corporation and NCI Building Systems, Inc.

(9)      COMMITMENTS AND CONTINGENCIES

         On June 22, 1994, the Board of Directors of the Fund approved a stock repurchase program. Stock acquired under the repurchase program is cancelled. Through December 31, 1994, the Fund repurchased on the open market and cancelled 46,200 shares of its stock for $640,159. Such stock was repurchased at an average discount of 28.74% from its weekly reported net asset value. In March 1995, the Board of Directors of the Fund authorized the repurchase of up to an additional $1,500,000 of its stock. The Fund repurchased and cancelled 111,400 shares of its stock for $1,498,722 completing the program in June 1995. In June 1995, after completion of the stock repurchase program announced in March 1995, the Board of Directors of the Fund authorized the repurchase of up to an additional $1,500,000 of its stock. Through September 30, 1995, the Fund repurchased and cancelled 34,100 shares of its stock for $494,920. The stock repurchased in 1995 was repurchased at an average discount of 33.61% from its weekly reported net asset value.

         The Fund has made a commitment to invest, under certain circumstances, up to an additional $565,500 in GCS RE, Inc. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment.

         In addition, the Fund has committed to invest, under certain circumstances, up to $4,850,000 in two new companies including $2,600,000 in exchange for a 36.11% interest in Summit/DPC Partners, L. P., a limited partnership created to invest in DPC Acquisition Corp., which was created to acquire Doane Products Company, the largest manufacturer in the United States of dry dog food for private label customers.

         Certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(10)     SUBSEQUENT EVENTS

         Subsequent to September 30, 1995, in connection with its commitments in
Note 9 above, the Fund invested $2,600,000 in Summit/DPC Partners, L. P.

         Subsequent to September 30, 1995, the Fund sold 30,000 shares of Tech-Sym Corporation common stock for $909,416, realizing a capital gain of $801,117, and repaid in full the $58,000,000 note payable to the bank.

         On November 2, 1995, the Board of Directors of the Fund declared a dividend of $2.00 per share, payable on or about December 28, 1995, to shareholders of record as of November 15, 1995. The $2.00 per share is estimated to be comprised of $1.98 in net capital gains and $0.02 of net investment income for the year ended December 31, 1995. The dividend will be paid in shares of common stock of the Fund, or in cash by specific election. Such election must be made by shareholders prior to December 14, 1995. The number of shares to be issued in the dividend will be determined by the market value of the Fund's stock at the close of business on the American Stock Exchange on December 14, 1995. Cash will be paid in lieu of issuing any fractional shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Equus II Incorporated (the "Fund"), a Delaware corporation and business development company, was formed as a successor to Equus Investments II, L.P. (the "Partnership" or "Predecessor Entity") pursuant to a reorganization in which all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund (the "Exchange"). On July 1, 1992, all assets and liabilities of the Partnership were transferred to the Fund in exchange for 1,866,132 shares of common stock of the Fund. Such shares were then distributed on a pro rata basis to the partners of the Partnership, effectively liquidating the Partnership. Each Limited Partner received one share of common stock of the Fund for each unit of partnership interest owned as of July 1, 1992. Equus Capital Corporation, a Delaware Corporation (the "Managing Partner" or "Sub-Adviser") received 21,914 shares of stock of the Fund and each of the three Independent General Partners, now Independent Directors, received 59 shares of stock of the Fund in exchange for their interests in the Partnership. The Fund has qualified for pass-through tax treatment as a "regulated investment company" under Subchapter M of the Internal Revenue Code of 1986. On September 11, 1992, the Fund's shares of common stock were listed for trading on the American Stock Exchange, under the symbol "EQS".

         On March 26, 1993, the Fund and Equus Investments Incorporated ("EQI") entered into an Agreement and Plan of Merger as amended, which called for the merger of EQI with and into the Fund (the "Merger"). Pursuant to this agreement, on June 30, 1993, the Fund issued 1,147,152 additional shares of common stock, net of 115 shares redeemed in lieu of fractional shares, to the shareholders of EQI in a tax free exchange to acquire all of the outstanding common stock of EQI. Each share of EQI was converted into 0.54 of a share of the Fund's common stock.

         At September 30, 1995, the Fund had $67,518,655 of its net assets invested in portfolio securities of 18 companies, and has committed to invest up to an additional $565,500 in one company and $4,850,000 in two new companies under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from the sale of existing portfolio securities and available bank credit are believed to be sufficient to finance these commitments. The Fund also has $1,000,000 outstanding on a $10,000,000 revolving line of credit loan from a bank at September 30, 1995.

         On June 22, 1994, the Board of Directors of the Fund approved a stock repurchase program. Stock acquired under the repurchase program is cancelled. Through December 31, 1994, the Fund repurchased on the open market and cancelled 46,200 shares of its stock for $640,159. Such stock was repurchased at an average discount of 28.74% from its net asset value. In March 1995, the Board of Directors of the Fund authorized the repurchase of up to an additional $1,500,000 of its stock. The Fund repurchased and cancelled 111,400 shares of its stock for $1,498,722, completing the program in June 1995. After completion of the previous stock repurchase program, the Board of Directors of the Fund in June 1995, authorized the repurchase of up to an additional $1,500,000 of its stock. Through September 30, 1995, the Fund repurchased and cancelled 34,100 shares of its stock for $494,920. The stock repurchased in 1995 was repurchased at an average discount of 33.61% from its net asset value.

         At September 30, 1995, the Fund had $60,576,571 of its total assets of $128,553,830 invested in temporary cash investments consisting of money market securities and certificates of deposit. This amount includes proceeds from a $58,000,000 note payable to a bank which was borrowed to enable the Fund to maintain its pass-through tax status as a regulated investment company.

         The Fund has the ability to borrow funds and issue forms of indebtedness, subject to certain restrictions. Net investment income and net realized gains from the sale of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of contingencies or to make follow-on or new investments.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

         Net investment income (loss) after all expenses amounted to $(1,168,020) and $832,901 for the nine months ended September 30, 1995 and 1994, respectively. The change in 1995 was primarily attributable to the accrual of $1,410,873 in deferred incentive fees due to net realized gains and an increase in unrealized appreciation of portfolio securities in 1995 as compared to a $834,671 reduction in the accrual of deferred incentive fees in 1994. Interest income from portfolio securities increased to $1,818,249 in 1995 as compared to $1,145,960 in 1994 due to the increase in the total amounts invested in interest-bearing portfolio securities outstanding during 1995 as compared to 1994. In addition, the Fund accrued $185,850 of interest receivable on one portfolio security in 1995 which previously had been completely reserved in 1994 as uncollectible. Interest income from temporary cash investments decreased to $173,440 in 1995 as compared to $232,325 in 1994, due to lower investable balances for such investments during 1995.

         The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $928,508 and $906,525 for the nine months ended September 30, 1995 and 1994, respectively. The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. The Fund recorded an increase (reduction) in the accrual of deferred management incentive fees for the nine months ended September 30, 1995 and 1994 totaling $1,410,873 and $(834,671), respectively. The deferred management incentive fees relate to net realized gains and the changes in unrealized appreciation of portfolio securities and will not be paid until such gains and appreciation are realized.

         Mailing, printing and other expenses increased to $226,833 during the nine months ended September 30, 1995, as compared to $86,741 during the nine months ended September 30, 1994 due to the higher cost for the preparation and distribution of the 1994 annual report and proxy statement for the annual shareholder meeting. Interest expense increased to $192,734 in 1995 from $78,194 in 1994 due to the increase of the average balances outstanding to $2,450,915 in 1995 from $890,110 in 1994.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

         During the nine months ended September 30, 1995, the Fund realized a net capital gain of $6,867,395, from the sale of securities of five portfolio companies. The Fund sold 116,590 shares of Allied Waste Industries, Inc. common stock for $1,049,310 realizing a capital gain of $490,032, 96,000 shares of Garden Ridge Corporation common stock for $2,928,000 realizing a capital gain of $2,906,667, 175,000 shares of NCI Building Systems, Inc. common stock for $3,064,685 realizing a capital gain of $2,785,063 and 49,444 shares of USA Waste Services, Inc. for $899,218 realizing a capital gain of $685,620. In addition the Fund received $17 from Tech-Sym Corporation for a fractional share and realized a capital gain of $13.

         During the nine months ended September 30, 1994, the Fund realized a net capital loss of $350,310 from the sale of a portion of its investments in five portfolio companies.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

         Net unrealized appreciation on investments increased $186,967 during the nine months ended September 30, 1995, from $9,255,817 to $9,442,784. Such net increase resulted from increases in the estimated fair value of securities of six of the Fund's portfolio companies aggregating $13,403,478, a decrease in the estimated fair value of securities of five portfolio companies of $9,675,231 and the transfer of $3,541,280 in net unrealized appreciation to net realized capital gains.

         Net unrealized appreciation on investments decreased $3,823,048 during the nine months ended September 30, 1994, from $11,818,618 to $7,995,570. Such net decrease resulted from an increase in the estimated fair value of securities of five of the Fund's portfolio companies aggregating $2,498,791, decreases in the estimated fair value of securities of six portfolio companies aggregating $7,367,605 and a transfer of $1,045,766 from net unrealized to net realized capital gains.

DIVIDENDS

         The Fund declared no dividends during the nine months ended September 30, 1995 and 1994.

PORTFOLIO INVESTMENTS

         During the nine months ended September 30, 1995, the Fund invested $7,017,308 in a new company and made follow-on investments in six portfolio companies of $1,871,416, including $272,244 in accrued interest received in the form of additional portfolio securities.

         On May 9, 1995, Garden Ridge Corporation effected a 4.5-for-1 stock split of its outstanding common stock in connection with an initial public offering ("IPO") of its common stock. The number of shares held by the Fund has been adjusted to reflect such stock split as of March 31, 1995. The stock was issued at $15 per share in the IPO. During June 1995, the fund exercised warrants and options to acquire an additional 107,694 shares of Garden Ridge common stock for $407,172. Subsequent to the IPO, Garden Ridge redeemed the 59,207 shares of preferred stock for $355,242 and repaid the $3,195,671 in subordinated notes held by the Fund.

         On June 30, 1995, CogniSeis Development, Inc. was merged into Tech-Sym Corporation. The Fund received 62,752 shares of Tech-Sym Corporation common stock in a tax-free exchange for its CogniSeis Development, Inc. common stock. In addition, on June 30, 1995, Allied Waste Industries, Inc. ("Allied") repaid in full the $1,000,000 bridge note owed to the Fund. The accrued interest of $67,494 on the bridge loan was paid to the Fund in August 1995 in the form of 13,869 shares of Allied common stock.

         In May 1995, the Fund invested $271,000 in Midway Airlines Corporation in exchange for a 12% subordinated note and $71,000 in A. C. Liquidating, Inc. in exchange for a 10% promissory note. In connection with the Midway Airlines Corporation note, the Fund received warrants to buy up to 203,250 shares of Class C common stock of Midway for $.01 per share through April 2002. During June 1995, the Fund reacquired 80,662 shares of Class C common stock and 48,990 shares of junior preferred stock of Midway Airlines Corporation which it had previously recorded as sold under a contract for sale to certain other shareholders of Midway.

         In July 1995, the Fund acquired 67,500 shares of Series B preferred stock of Industrial Equipment Rentals, Inc. ("IER") for $250,050 and advanced $499,950 to IER in exchange for a 9% senior subordinated debenture.

         During the third quarter of 1995, the Fund advanced an additional $100,000 to Williams & Mettle Co. on the junior participation prime + 1.75% note. In addition, the Fund's $204,750 in accrued interest receivable on the Williams & Mettle Co. 12% subordinated promissory note was rolled into a new $677,250 12% subordinated promissory note.

         In September 1995, the Fund acquired 2,986,408 shares of common stock and 3,705,900 shares of Series B preferred stock of Strategic Holdings, Inc., for $2,986,408 and $3,705,900, respectively. In addition, the Fund acquired 1,000 shares of SMIP, Inc. for $150,000 and invested $175,000 in a prime + 1% promissory note of SMIP, Inc. Strategic Holdings, Inc. was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc.

         During the nine months ended September 30, 1994, the Fund made follow-on investments of $3,053,363 in four portfolio companies.

         Of the companies in which the Fund has investments at September 30, 1995, Allied Waste Industries, Inc., Champion Healthcare Corporation, Drypers Corporation, Garden Ridge Corporation, NCI Building Systems, Inc. and Tech-Sym Corporation are publicly-held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by the Sub-Adviser to determine the proper valuation of the Fund's investment.

SUBSEQUENT EVENTS

         Subsequent to September 30, 1995, the Fund invested $2,600,000 in exchange for a 36.11% interest in Summit/DPC Partners, L. P., a limited partnership created to invest in DPC Acquisition Corp., which was created to acquire Doane Products Company, the largest manufacturer in the United States of dry dog food for private label customers.

         Subsequent to September 30, 1995, the Fund sold 30,000 shares of Tech-Sym Corporation common stock for $909,416, realizing a capital gain of $801,117, and repaid in full the $58,000,000 note payable to the bank.

         On November 2, 1995, the Board of Directors of the Fund declared a dividend of $2.00 per share, payable on or about December 28, 1995, to shareholders of record as of November 15, 1995. The $2.00 per share is estimated to be comprised of $1.98 in net capital gains and $0.02 of net investment income for the year ended December 31, 1995. The dividend will be paid in shares of common stock of the Fund, or in cash by specific election. Such election must be made by shareholders prior to December 14, 1995. The number of shares to be issued in the dividend will be determined by the market value of the Fund's stock at the close of business on the American Stock Exchange on December 14, 1995. Cash will be paid in lieu of issuing any fractional shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

                  (a) Exhibits

                  None

                  (b) Reports on Form 8-K

                      None

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                            EQUUS II INCORPORATED

Date:  November 10, 1995                By: \S\ NOLAN LEHMANN
                                            -----------------
                                            Nolan Lehmann, President,
                                            Principal Financial and
                                            Accounting Officer