Form 10-K
period 1995-12-31
EQUUS II INC ET AL
filed 1996-03-01
CIK 878932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 1995

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
Commission File Number 0-19509

                              EQUUS II INCORPORATED
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              76-0345915
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

2929 Allen Parkway, Suite 2500                                      77019
        HOUSTON, TEXAS                                       -------------------
-------------------------------                                  (Zip Code)


       Registrant's telephone number, including area code: (713) 529-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                        Name of each exchange
on which registered

   COMMON STOCK                                          AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $47,439,839, computed on the basis of $15.375 per share, closing price of the common stock on the American Stock Exchange, Inc. on February 23, 1996. For purposes of calculating this amount only, all Directors and executive officers of the registrant have been treated as affiliates. There were 3,138,575 shares of the registrant's common stock, $.001 par value, outstanding as of February 23, 1996. The net asset value of a share at December 31, 1995 was $19.71.

Documents incorporated by reference: Proxy Statement for 1996 Annual Meeting of Stockholders is incorporated by reference in Part III.

                                                               Part III, Item II
                                                    Index to Exhibits on Page 51

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I

  Item 1.      Business ......................................................................................... 1
  Item 2.      Properties ...................................................................................... 15
  Item 3.      Legal Proceedings ............................................................................... 16
  Item 4.      Submission of Matters to a Vote of Security Holders.............................................. 16


PART II

  Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters............................ 16
  Item 6.      Selected Financial Data.......................................................................... 18
  Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................................................19
  Item 8.      Financial Statements and Supplementary Data...................................................... 25
  Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.............................................................48


PART III

  Item 10.     Directors and Executive Officers of the Registrant............................................... 48
  Item 11.     Executive Compensation........................................................................... 48
  Item 12.     Security Ownership of Certain Beneficial Owners and Management................................... 48
  Item 13.     Certain Relationships and Related Transactions................................................... 48


PART IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................. 48

                                       ii
ITEM 1.           BUSINESS.


         Equus II Incorporated (the "Fund") is a Delaware corporation and the successor to Equus Investments II, L.P. (the "Partnership" or "Predecessor Entity") pursuant to a reorganization in which all assets and liabilities of the Partnership were transferred to the Fund on July 1, 1992, in exchange for shares of common stock of the Fund (the "Exchange"). References to the Fund are intended to include the Partnership where the context requires. The Fund seeks to achieve capital appreciation principally by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies ("Portfolio Companies"). The Fund seeks to invest primarily in companies which intend to acquire other businesses, including leveraged buyouts. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund's investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of investments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940 (the "Investment Company Act").

         On June 30, 1993, Equus Investments Incorporated ("EQI"), a Delaware corporation and business development company was merged with and into the Fund. Pursuant to the Agreement and Plan of Merger dated March 26, 1993, as amended, (the "Merger"), all outstanding shares of EQI were converted into 0.54 of a share of the Fund's common stock. The Fund issued 1,147,137 shares of common stock, net of 130 shares redeemed in lieu of fractional shares, in connection with the Merger. The Merger of EQI into the Fund was recorded as a "pooling of interests" for financial statement reporting purposes. Accordingly, the financial statements of the Fund were restated to include operating results of EQI for the year ended December 31, 1993, along with the selected per share data and ratios for the three years ended December 31, 1993.

         The Fund has eight directors. Five of such directors are disinterested individuals (the "Independent Directors") as defined by the Investment Company Act. The directors are responsible for providing overall guidance and supervision of the Fund, approving the Fund's investments and performing various duties imposed on directors of a business development company by the Investment Company Act. Among other things, the Independent Directors supervise the management arrangements for the Fund, the custody arrangements with respect to portfolio securities, the selection of independent accountants, fidelity bonding and any transactions with affiliates.

         The Fund has engaged Equus Capital Management Corporation, a Delaware corporation (the "Management Company"), to provide certain investment management and administrative services to the Fund. Subject to the supervision of the directors, the Management Company performs, or arranges for third parties to perform, the management, administrative, certain investment advisory and other services necessary for the operation of the Fund. The Management Company identifies, evaluates, structures, monitors and disposes of the Fund's investments. The Management Company also manages the Fund's cash and short-term, interest-bearing investments and provides the Fund, at the Management Company's expense, with the office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Management Company) necessary to enable the Fund to conduct its business.

         Equus Capital Corporation, a Delaware corporation (the "Sub-Adviser"), is the subordinated investment adviser to the Fund and is responsible for preparing the Fund's quarterly net asset valuations and providing certain investment advice to the Fund.
                                       -1-

         The Management Company, the Sub-Adviser, their officers and directors and the officers of the Fund are collectively referred to herein as "Management". The Fund's principal office is located at 2929 Allen Parkway, Suite 2500, Houston, Texas 77019-2120, and the telephone number is (713) 529-0900.

BORROWING

         The Fund may borrow funds to facilitate the making of new or follow-on investments, to maintain its pass-through tax status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the "Code") or to pay contingencies and expenses. The Fund is permitted under the Investment Company Act to borrow funds if, immediately after the borrowing, it will have an asset coverage (as defined in the Investment Company Act) of at least 200%. That is, the Fund may borrow funds in an amount up to 50% of the value of its assets, including investments made with borrowed funds. The amount and nature of any Fund borrowings will depend upon a number of factors over which neither the directors, the Management Company nor the Sub-Adviser has control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of the stockholders. The use of leverage even on a short-term basis could have the effect of magnifying increases or decreases in the Fund's net asset value.

LOSS OF CONDUIT TAX TREATMENT

         It is intended that the Fund will continue to qualify for pass-through tax treatment as a regulated investment company under Subchapter M of the Code, as it has in 1995 and prior years. A regulated investment company maintains essentially the same pass-through tax benefits as a partnership. The Fund may cease to qualify for conduit tax treatment if it is unable to comply with the diversification requirements contained in Subchapter M of the Code. Subchapter M requires that at the end of each quarter (i) at least 50% of the value of the Fund's assets must consist of cash, government securities and other securities of any one issuer that do not represent more than 5% of the value of the Fund's total assets and 10% of the outstanding voting securities of such issuer, and
(ii) no more than 25% of the value of the Fund's assets may be invested in the securities of any one issuer (other than United States government securities), or of two or more issuers that are controlled by the Fund and are engaged in the same, similar or related trades or businesses. The Fund will borrow funds if necessary to make qualifying investments to satisfy the foregoing diversification requirements. If the Fund fails to satisfy such diversification requirements and ceases to qualify for conduit tax treatment, the Fund will be subject to income tax on its income and gains and stockholders will be subject to income tax on distributions.

     Failure by the Fund to distribute a sufficient portion of its net investment income and net realized capital gains could result in a loss of pass-through tax status or subject the Fund to a 4% excise tax. Under the Investment Company Act, the Fund will not be permitted to make distributions to stockholders unless it meets certain asset coverage requirements. See "Regulation."

INVESTMENT PRACTICES

         Substantially all of the net assets of the Fund are invested or committed to be invested in securities of Portfolio Companies. Substantially all amounts not invested in securities of Portfolio Companies are invested in short-term, highly liquid investments consisting of interest-bearing bank accounts, certificates of deposit or securities issued or guaranteed as to interest and principal by the United States or by a person or entity controlled or supervised by and acting as an instrumentality of the government of the United States that have maturities of less than one year from the date of investment or other short-term, highly liquid investments providing, in the opinion of the Management Company, appropriate safety of principal.

                                      -2-
         The Fund's investments in portfolio securities are usually structured in private transactions negotiated directly with the owner or issuer of the securities acquired. Such securities consist principally of common stock and securities convertible into common stock, but may also consist of a combination of debt and equity securities, warrants, options and other rights to acquire such securities or partnership interests.

         The Fund is concentrating its investment efforts on companies of a type and size that, in management's view, provide opportunities for significant capital appreciation, relative ease of acquisition and disposition, reduced competition for investments and prudent diversification of risk.

         The enterprise value of a Portfolio Company typically ranges from $15,000,000 to $75,000,000, at the time of the Fund's initial investment. The Fund's initial investment in a Portfolio Company typically ranges from $2,000,000 to $7,000,000, depending on the investment. The balance of the purchase price of a Portfolio Company is supplied by debt financing and other equity investors, if necessary.

         The Fund is attempting to reduce certain of the risks inherent in private equity-oriented investments by investing in a portfolio of companies involved in different industries. The Fund has limited its initial investment (whether in the form of equity or debt securities, commitments to purchase securities or debt guaranties) in any Portfolio Company to no more than 15% of the Fund's net assets. However, if a follow-on investment is available or required, as discussed below, the Fund's investment in a particular Portfolio Company may exceed these initial investment limitations. Also, investments in certain Portfolio Companies may be in excess of the Fund's initial investment limitations due to increases in the value of such investments.

         The Fund may make investments as a sole investor, with other professional investors or with other persons. The Fund ordinarily will not be the sole investor in a Portfolio Company. Joint equity participants may include management of the Portfolio Company, other business development companies, small business investment companies, other institutional or individual investors or venture capital groups. The investment position of the Fund and its co-investors, if any, in Portfolio Companies will typically involve a substantial, and may constitute a controlling, interest in such companies.

INVESTMENT CRITERIA

         Prospective investments are evaluated by Management based upon criteria that may be modified from time to time. The criteria currently being used by Management in determining whether to make an investment in a prospective Portfolio Company include:

         1.       The presence or availability of competent management;

         2. The existence of a substantial market for the products or services of the company characterized by favorable growth potential, or a substantial market position in a stable industry;

         3. The existence of a history of profitable operations or a reasonable expectation that operations can be conducted at a level of profitability acceptable in relation to the proposed investment; and

                                      -3-

         4. The willingness of the company to permit the Fund and its co-investors, if any, to take a substantial position in the company and have representation on its board of directors, so as to enable the Fund to influence the selection of management and basic policies of the company.

CO-INVESTMENTS

         The Fund has coinvested in certain Portfolio Companies with Equus Capital Partners, L.P., a Delaware limited partnership and an affiliate of the Fund ("ECP"). The Fund and Management obtained an order from the Securities and Exchange Commission (the "SEC") exempting the Fund from certain prohibitions contained in the Investment Company Act relating to coinvestments by the Fund and ECP. Under the terms of the order, Portfolio Securities purchased by the Fund and ECP were required to meet certain guidelines or be approved in advance by the Independent Directors and were required to satisfy certain conditions established by the SEC.

INVESTMENT OPERATIONS

         The investment operations of the Fund consist principally of the following basic activities:

         IDENTIFYING INVESTMENTS. Investment opportunities are identified for the Fund by the Management Company, the Sub-Adviser and their respective officers and directors. Investment proposals may, however, come to the Fund from many other sources, and may include unsolicited proposals from the public and referrals from banks, lawyers, accountants and members of the financial community. Subject to the approval of the Board of Directors, the Fund may pay such persons (including affiliates of Management other than directors, officers and employees of the Sub-Adviser and the Management Company) finder's fees to the extent permissible under applicable law and consistent with industry practice.

     EVALUATING INVESTMENT OPPORTUNITIES. Prior to committing funds to an investment opportunity, due diligence is conducted to assess the prospects and risks of the potential investment. See "Investment Criteria" above.

         STRUCTURING INVESTMENTS. Portfolio Company investments typically are negotiated directly with the prospective Portfolio Company or its affiliates. The Management Company structures the terms of a proposed investment, including the purchase price, the type of security to be purchased and the future involvement of the Fund and affiliates in the Portfolio Company's business (including representation on its board of directors). The Management Company seeks to structure the terms of the investment so as to provide for the capital needs of the Portfolio Company and at the same time maximize the Fund's opportunities for capital appreciation in its investment.

         PROVIDING MANAGEMENT ASSISTANCE AND MONITORING OF INVESTMENTS. Successful private equity investments typically require active monitoring of, and significant participation in, major business decisions of Portfolio Companies. In most cases, officers of the Fund serve as members of the boards of directors of Portfolio Companies. Such management assistance is required of a business development company under the Investment Company Act and is intended to enable the Fund to provide guidance and management assistance with respect to such matters as capital structure, budgets, profit goals, diversification strategy, financing requirements, management additions or replacements and development of a public or private market for the securities of the Portfolio Company. In connection with their service as directors of Portfolio Companies, officers and directors of Management may receive and retain directors' fees or reimbursement for expenses incurred. When necessary, the Management Company,

                                       -4-

on behalf of the Fund, may also assign staff professionals with financial or management expertise to assist Portfolio Company management on specific problems.

CURRENT PORTFOLIO COMPANIES

         A. C. LIQUIDATING CORPORATION

         A. C. Liquidating Corporation ("ACL"), Houston, Texas, has disposed of its operating businesses and currently holds two parcels of real estate and a note receivable. ACL is offering the real estate for sale and intends to distribute the net proceeds of such sale, collections on the note receivable and its remaining cash to its shareholders as soon as possible. At December 31, 1995, the Fund's investment in ACL consisted of $188,014 in 10% secured promissory notes and $488,500 in 10% Series C cumulative preferred stock, and the investment was valued at $188,014. Stock held by the Fund represents a 49% fully-diluted equity interest in ACL. Mr. Lehmann, President of the Fund, serves as a director of ACL.

         ALLIED WASTE INDUSTRIES, INC. (NASDAQ:  AWIN)

         Allied Waste Industries, Inc. ("Allied"), Scottsdale, Arizona, is involved in the acquisition and management of solid waste disposal operations. The Company owns or operates 33 collection companies, 21 transfer stations, 18 landfills and 8 recycling facilities located in ten states. The December 31, 1995 closing price of Allied's common stock on the NASDAQ National Market was $7.125 per share. At December 31, 1995, the Fund's investment in Allied, valued at $8,768,825 with a cost of $5,316,834, consisted of 1,397,698 shares of restricted common stock valued at an average of $6.27 per share, and warrants to buy up to 303,044 shares of common stock at prices ranging from $4.60 to $13.50 per share. The valuation discount, due to restrictions on the Fund's ability to sell the common stock and warrants, results in an aggregate reduction in value recorded by the Fund from the market price on December 31, 1995, of $1,867,084. The Fund's investment in Allied represents an approximate 3% fully-diluted equity interest in Allied. Mr. Lehmann serves on Allied's Board of Directors.

         AMERICAN RESIDENTIAL SERVICES, INC.

         American Residential Services, Inc. ("ARS"), Houston, Texas, was created to acquire existing businesses which provide plumbing, heating and air conditioning and electrical services to the residential community. Through December 31, 1995, the Fund had advanced $50,000 to ARS as partial funding pursuant to a $200,000 prime rate promissory note. Subsequent to December 31, 1995, the Fund committed to invest up to an additional $1,400,000 in ARS, subject to certain conditions.

      BSI HOLDINGS, INC., FORMERLY BRAZOS SPORTSWEAR, INC., AND RELATED ENTITIES

         BSI Holdings, Inc. ("BSI"), Cincinnati, Ohio, is a licensed sportswear company with operating facilities in nine states. BSI sells to over 15,000 customers, including Wal-Mart, Target and JC Penney, under seven different trademarks or labels. At December 31, 1995, the Fund's investment in BSI, valued at $6,028,500 with a cost of $4,858,500, consisted of 166,250 shares of common stock, $3,350,000 in a 12% senior subordinated debenture, $178,500 in a 10% subordinated promissory note and warrants to buy up to 64,715 shares of common stock for $0.01 per share. In addition, the Fund has committed to invest up to an additional $5,000,000 in BSI, under certain circumstances. The Fund's investment in BSI represents an approximate 58% fully-diluted equity interest. Mr. Lehmann and Mr. Hale, a Vice President of the Fund, serve as directors of BSI.
                                       -5-
         GCS RE, Inc. ("GCS"), Houston, Texas, was formed to be a general partner of a real estate partnership, which owns a warehouse that is leased to BSI. At December 31, 1995, the Fund's investment in GCS consisted of 1,000 shares of common stock that was valued at $132,910, its original cost. The Fund owns 100% of the stock of GCS, and GCS owns 50% of the real estate partnership. In addition, the Fund has committed to invest up to an additional $565,500 in GCS, under certain circumstances. Mr. Douglass, Chairman and CEO of the Fund, and Mr. Lehmann serve on the Board of Directors of GCS.

         Sports/Leisure, Inc. ("SLI"), Boca Raton, Florida, is a distributor of leisure sporting wear. At December 31, 1995, the Fund's investment in SLI, which was received in exchange for preferred stock of BSI, was valued at $5,881 with a cost of $87,739 and consisted of 87,632 shares of common stock and $5,005 outstanding under an 8% unsecured promissory note. The Fund's investment in SLI represents less than a 1% fully-diluted equity interest.

         CARDIOVASCULAR VENTURES, INC.

         Cardiovascular Ventures, Inc. ("CVI"), New Orleans, Louisiana, develops and operates freestanding clinics for cardiac catheterization procedures. CVI currently operates six clinics in Florida, Maryland and Texas. At December 31, 1995, the Fund's investment in CVI consisted of 150,000, 214,286 and 56,717 shares of Series A, Series B and Series C convertible preferred stock, respectively, valued at $1,373,138, its original cost. The Fund's investment represents an approximate 9% fully-diluted equity interest in CVI.

         CARRUTH-DOGGETT INDUSTRIES, INC.

         Carruth-Doggett Industries, Inc. ("CDI"), Houston, Texas, operates five Case Equipment dealerships in the Houston area, which are involved in the sale or rental of new and used equipment, parts and services. Case is the second largest manufacturer of farm equipment in North America and the largest manufacturer of light and medium-sized equipment in the world. At December 31, 1995, the Fund's investment in CDI, valued at its original cost of $2,250,000, consisted of a $2,250,000, 10% senior subordinated promissory note, a warrant to buy up to 33,333 shares of CDI for $.01 per share and a warrant to buy up to 333 shares of CDE Corp for $.01 per share. The Fund's investment in CDI represents a 25% fully-diluted equity interest. Mr. Forbes, a Vice President of the Fund, serves on CDI's Board of Directors.

         CHAMPION HEALTHCARE CORPORATION (AMEX: CHC)

         Champion Healthcare Corporation ("CHC"), Houston, Texas, was organized to acquire acute care hospitals in suburban markets, with primary emphasis given to hospitals that have significant opportunity for improving market share and cash flow. In December 1994, CHC merged into AmeriHealth Corporation, which was renamed Champion Healthcare Corporation. Champion currently operates nine hospitals in seven states. The December 31, 1995 closing price of CHC's common stock on the American Stock Exchange was $5.3125 per share. At December 31, 1995, the Fund's investment in CHC, valued at $7,357,347 with a cost of $6,436,207, consisted of 1,038,944 shares of restricted common stock, 3,601 and 83,333 shares of Series C and D convertible preferred stock, respectively, a $1,500,000, 11% senior subordinated note and warrants to buy 50,246 shares of common stock from $5.90 to $9.00 per share. The Series C and D preferred stock are convertible into 7,202 and 166,666 shares of common stock, respectively. The common stock of CHC was valued by the Fund at an average of $4.13 per share at December 31, 1995, due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $1,226,855. The Fund's investment in CHC represents an approximate 6% fully-diluted equity interest in CHC. Mr.
                                      -6-


Lehmann serves on CHC's Board of Directors.

         DAVID'S SUPERMARKETS, INC.

     David's Supermarkets, Inc. ("David's"), Grandview, Texas, operates a chain of twenty-one grocery stores located in small towns in North Central Texas. At December 31, 1995, the Fund's investment in David's, valued at $3,334,450, with a cost of $4,069,450, consisted of 735,000 shares of common stock, 333,445 shares of 3.5% junior preferred stock and warrants to buy up to 538,462 shares of common stock for $1 per share. The Fund's investment in David's represents a 14% fully-diluted equity interest. Mr. Douglass and Mr. Forbes serve on David's Board of Directors.

         DRYPERS CORPORATION (NASDAQ: DYPR)

         Drypers Corporation ("Drypers"), Houston, Texas, manufactures and distributes disposable diapers and baby wipes sold under the trade name Drypers. Drypers is believed to be the third leading branded diaper manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina and Puerto Rico. The December 31, 1995 closing price of Drypers' common stock on the NASDAQ National Market was $3.125 per share. At December 31, 1995, the Fund's investment in Drypers, valued at $2,838,162 with a cost of $6,400,132, consisted of 1,096,892 shares of restricted common stock and warrants to buy 6,634 shares of common stock for $4 per share. The stock was valued at an average of $2.59 per share of common stock due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $589,626. The Fund's investment in Drypers represents an approximate 14% fully-diluted equity interest in Drypers. Mr. Lehmann serves as a director of Drypers. The Fund has committed to make a follow-on investment of up to $2,500,000 in Drypers in 1996, subject to certain conditions.

         GARDEN RIDGE CORPORATION (NASDAQ: GRDG)

         Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates eleven megastores in Kentucky, Oklahoma, Tennessee and Texas and is continuing its expansion into other areas of the United States. GRDG completed an public offering of its common stock in May 1995. The December 31, 1995 closing price of GRDG on the NASDAQ National Market was $38.75 per share. At December 31, 1995, the Fund's investment in GRDG, valued at $10,963,284 with a cost of $1,061,018, consisted of 333,471 shares of common stock. The stock was valued at an average of $32.875 per share due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $1,958,717. The Fund's investment in GRDG represents an approximate 4% fully-diluted equity interest in GRDG. Mr. Lehmann serves on GRDG's Board of Directors.

         INDUSTRIAL EQUIPMENT RENTALS, INC.

         Industrial Equipment Rentals, Inc. ("IER"), Houma, Louisiana, rents industrial equipment from locations in Texas, Louisiana, Alabama and Mississippi, primarily to refineries, petrochemical plants and oil and gas operations. At December 31, 1995, the Fund's investment in IER, valued at its original cost of $2,366,700, consisted of 182,230 shares of common stock, 5,371 shares of junior preferred stock, 67,500 shares of Series B senior convertible preferred stock, $1,077,778 in a 12% subordinated debenture and a $499,950, 9% senior subordinated debenture. The Fund's investment in IER represents a 18% fully-diluted equity interest. Mr. Lehmann and Mr. Hale serve on IER's Board of Directors.
                                      -7-
         MIDWAY AIRLINES CORPORATION

         Midway Airlines Corporation ("Midway"), Chicago, Illinois, is a commercial airline which began service out of Midway Airport in Chicago in the fall of 1993. Midway now serves markets on the east coast of the U. S. from its home base at the Raleigh-Durham Airport. At December 31, 1995, the Fund's investment in Midway, valued at $771,000 with a cost of $4,214,226, consisted of 452,392 shares of Class C common stock, 274,761 shares of junior preferred stock, $271,000 in a 12% subordinated note and warrants to buy up to 203,250 shares of Class C common stock for $.01 per share. The Fund's investment in Midway represents an approximate 4.5% fully-diluted equity interest in Midway.

         NCI BUILDING SYSTEMS, INC. (NASDAQ: BLDG)

         NCI Building Systems, Inc. ("NCI"), Houston, Texas, manufactures and distributes pre- engineered metal buildings and components. NCI operates facilities in Alabama, Indiana, Mississippi, New Mexico, Tennessee and Texas. The December 31, 1995 closing price of NCI's common stock on the NASDAQ National Market was $24.75 per share. At December 31, 1995, the Fund's investment in NCI consisted of 100,000 shares of common stock valued at $2,475,000 with a cost of $159,783, which represents a 1.6% fully-diluted equity interest in NCI. Mr. Forbes serves as a director of NCI.

         RESTAURANT DEVELOPMENT GROUP, INC.

         Restaurant Development Group, Inc. ("RDG"), Houston, Texas, was the South Florida franchisee of Rally's Inc., a drive-through restaurant chain. RDG sold its restaurants to Checkers Drive-in Restaurants, Inc. in 1994 for 676,751 shares of common stock of Checkers (NASDAQ: CHKR) and a note receivable in the amount of $1,693,225. RDG intends to distribute to its shareholders any proceeds from collections on the note receivable and the sale of Checkers stock. At December 31, 1995, the Fund's investment in RDG, valued at $1,689,122 with a cost of $3,805,278, consisted of 610,909 shares of Class A common stock, a $639,122 prime +2% promissory note, a $350,000, 14% promissory note and warrants to buy up to 212,500 shares of common stock for $2.80 to $3.00 per share. The Fund's investment in RDG represents a 42% fully-diluted equity interest. Mr. Douglass and Mr. Lehmann serve on RDG's Board of Directors.

         STRATEGIC HOLDINGS, INC. AND RELATED ENTITY

         Strategic Holdings, Inc. ("SHI"), Houston, Texas, was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc. SHI receives and processes used glass, which is then sold to the container, fiberglass and bead industries as a raw material source. At December 31, 1995, the Fund's investment in SHI was valued at $6,692,308, its original cost. The Fund's investment in SHI consisted of 2,986,408 shares of common stock and 3,705,900 shares of Series B preferred stock. Mr. Lehmann and Mr. Hale serve as directors of SHI.

         SMIP, Inc. ("SMIP"), Houston, Texas, was formed to be the general partner of a limited partnership which owns an 18% fully-diluted interest in SHI. Management personnel of Strategic Materials, Inc. are the limited partners of the partnership. At December 31, 1995, the Fund's investment in SMIP was valued at $325,000, its original cost. The Fund's investment in SMIP consists of 1,000 shares of common stock and a $175,000, 15% promissory note. SMIP is wholly-owned by the Fund.
Mr. Lehmann and Mr. Hale serve as directors of SMIP.

         The Fund's investment in SHI and SMIP represents an approximate 50% fully-diluted equity interest in SHI.
                                      -8-

         SUMMIT/DPC PARTNERS, L. P.

         Summit/DPC Partners, L. P. ("DPC"), Houston, Texas, was formed to invest in DPC Acquisition Corp, which was created to acquire Doane Products Company, which is believed to be the largest manufacturer of private label dry pet food in the United States. At December 31, 1995, the Fund's investment in Summit/DPC was valued at $2,600,000, its original cost. The Fund's investment consists of an approximate 36% limited partnership interest in DPC, which in turn owns an approximate 17% fully-diluted interest in DPC Acquisition Corp.

         TECH-SYM CORPORATION (NYSE:TSY)

         CogniSeis Development, Inc. ("CogniSeis"), Houston, Texas, develops and markets specialized computer systems consisting of geophysical application software and appropriately configured computer equipment. On June 30, 1995, CogniSeis was merged into Tech-Sym Corporation ("TSY"), a corporation engaged in the design and manufacture of various products for the defense and electronics industries. The Fund received 62,759 shares of TSY common stock in a tax-free exchange for its CogniSeis common stock. The Fund sold 30,000 shares of TSY during November 1995, and the remaining 32,759 shares in January 1996. The closing market price of TSY on December 31, 1995, on the New York Stock Exchange was $31.625. At December 31, 1995, the Fund's investment in TSY, valued at $1,036,003 with a cost of $118,245, consisted of 32,759 shares of common stock, which represents a fully-diluted equity interest in TSY of less than 1%.

         TRAVIS INTERNATIONAL, INC.

         Travis International, Inc. ("Travis"), Houston, Texas, distributes specialty products for industrial and commercial use, including o-rings, gaskets and sealants, builders' hardware and various other products used in the construction industry. At December 31, 1995, the Fund's investment in Travis, valued at $3,853,890 with a cost of $560,290, consisted of 171,284 shares of common stock, which represents an approximate 15% fully-diluted equity interest in Travis. Mr. Lehmann serves as a director of Travis.

         VIDEO RENTAL OF PENNSYLVANIA, INC. AND RELATED ENTITY

         Video Rental of Pennsylvania, Inc. ("VRP"), Houston, Texas, is the general partner of a limited partnership that has franchise rights to operate BLOCKBUSTER(R) Entertainment Corporation video cassette stores in the Pittsburgh, Pennsylvania area. At December 31, 1995, the Fund's investment in VRP, valued at $3,150,000 with a cost of $2,775,000, consisted of 125,000 shares of common stock, 125,000 shares of 9% redeemable preferred stock and a $2,525,000, 10% secured promissory note. The Fund's investment in VRP represents a 50% fully-diluted equity interest. Messrs. Douglass, Lehmann, Tucker, a Vice President of the Fund, and Dr. Williams, a director of the Fund, serve as directors of VRP.

         Equus Video Corporation ("Video"), Houston, Texas, was formed by the Fund to own a 50% limited partnership interest in a partnership whose sole general partner is a corporation owned by VRP. The limited partnership is developing additional BLOCKBUSTER(R) Entertainment Corporation video cassette stores in and around Pittsburgh. At December 31, 1995, the Fund's investment in 10,000 shares of common stock of Video was valued at $25,000, its original cost. Mr. Douglass and Mr. Lehmann serve as directors of Video.
                                      -9-

         WILLIAMS & METTLE CO.

         Williams & Mettle Co. ("W&M"), Houston, Texas, manufactures and distributes wire cloth products and products used in industrial filtering and screening applications in oil and gas production and in water pollution monitoring wells. At December 31, 1995, the Fund's investment in W&M, valued at $1,585,826 with a cost of $2,146,305, consisted of 657,895 shares of common stock, 138,475 shares of Series A convertible preferred stock, 237,126 shares of Series B convertible preferred stock, a $677,250, 12% subordinated promissory note, a $512,576 junior participation in a prime +1.75% note and a warrant to buy 456,718 shares of common stock for $0.01 per share. The fund's investment in W&M represents an approximate 55% fully-diluted equity interest. Mr. Forbes serves on the Board of Directors of W&M.

         YELLOW CAB SERVICE CORPORATION

         Yellow Cab Service Corporation, ("Yellow Cab"), Houston, Texas, is engaged in taxi and transportation services in Houston and Austin, Texas and Colorado Springs, Colorado, primarily through independent driver-owners. At December 31, 1995, the Fund's investment in Yellow Cab, valued at $1,750,000 with a cost of $5,134,515, consisted of 1,006,701 shares of common stock and two 3% subordinated notes with principal balances totaling $5,172,097. The Fund's investment in Yellow Cab represents an approximate 5% fully-diluted equity interest in Yellow Cab.

TEMPORARY INVESTMENTS

         Pending investment in Portfolio Companies, the Fund invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, "Temporary Investments"). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody's Investor Services, Inc. or Standard & Poor's Corporation, or if not rated, issued by a company having an outstanding debt issue so rated with maturities of less than one year at the time of investment will qualify for determining whether the Fund has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See "Regulation" below.

FOLLOW-ON INVESTMENTS

         Following its initial investment in a Portfolio Company, the Fund may be requested to make follow-on investments in the company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Fund or otherwise to increase the Fund's position in a successful or promising Portfolio Company. The Fund may also be called upon to provide additional equity or loans needed by a Portfolio Company to implement fully its business plans, to develop a new line of business or to recover from unexpected business problems. The Fund may make follow-on investments in Portfolio Companies from funds on hand or may borrow all or a portion of the funds required to make such follow-on investments.

DISPOSITION OF INVESTMENTS

         The method and timing of the disposition of the Fund's portfolio investments is critical to the realization of capital appreciation. The Fund expects to dispose of its portfolio securities through a
                                      -10-

variety of transactions, including sales of Portfolio Companies to third parties, sales of portfolio securities in underwritten public offerings, public sales of such securities pursuant to exemptions from registration requirements and negotiated private sales of such securities to the Portfolio Company itself or to other investors. In addition, the Fund may distribute its portfolio securities in-kind to the shareholders. In structuring investments, the Fund endeavors to reach such agreements or understandings with a prospective Portfolio Company as may be appropriate with respect to the method and timing of the disposition of the Fund's investment and, if appropriate, seeks to obtain registration rights at the expense of the Portfolio Company. The Fund bears the costs of disposing of investments to the extent not paid by the Portfolio Company.

OPERATING EXPENSES

         The Management Company, at its expense, provides the Fund with office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Management Company) necessary for the conduct of the Fund's business and pays all costs related to proposed acquisitions of portfolio securities that are not completed, unless such proposed acquisitions have been previously approved by the Board of Directors of the Fund.

         The Fund is responsible for paying certain expenses relating to its operations, including: management fees and incentive compensation to the Management Company; fees and expenses of the Independent Directors; finder's fees; direct costs of proposed investments in Portfolio Companies, whether or not completed, if such proposed investments have been approved for acquisition by the Fund by the Board of Directors of the Fund; depositary fees of unaffiliated depositaries; fees of unaffiliated transfer agents, registrars and disbursing agents; the administrative fee to the Management Company; portfolio transaction expenses; interest; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; American Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Fund.

VALUATION

         On a quarterly basis, the Sub-Adviser performs a valuation of the investments in portfolio securities of the Fund, subject to the approval of the Board of Directors of the Fund. Valuations of portfolio securities are done in accordance with generally accepted accounting principles and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below.

         The fair value of investments for which no market exists (including most investments made by the Fund) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment being valued by the directors would be the amount the Fund might reasonably expect to receive for it upon its current sale. There is a range of values that are reasonable for such investments at any particular time. Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation.

         Appraisal valuations are based upon such factors as the Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies and an assessment of the company's future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.
                                      -11-

         The Fund may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors. Securities with legal, contractual or practical restrictions on transfer may be valued at a discount from their value determined by the foregoing method to reflect such restrictions.

         Fund investments for which market quotations are readily available and which are freely transferable will be valued as follows: (i) securities traded on a securities exchange or the NASDAQ National Market are valued at the closing price on the date of valuation and (ii) securities traded in the over-the-counter market are valued at the average of the closing bid and asked prices on the date of valuation. For securities which are in a class of public securities but are restricted from free trading (such as Rule 144 stock), valuation is set by discounting the closing sales or bid price to reflect the illiquidity caused by such restrictions. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

         The Directors review the valuation policies on a quarterly basis to determine their appropriateness and may also hire independent firms to review the Sub-Adviser's methodology of valuation or to conduct an independent valuation.

         On a weekly basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Such weekly net asset values appear in various publications, including BARRON'S and THE WALL STREET JOURNAL.

COMPETITION FOR INVESTMENTS

         The Fund encounters competition from other persons and entities with similar investment objectives. These competitors include other leveraged buyout partnerships, other business development companies, investment partnerships and corporations, small business investment companies, large industrial and financial companies investing directly or through affiliates, foreign investors of various types and individuals, and may include Management or its affiliates. Many of these competitors may have substantially more experience, greater financial resources and more personnel than the Fund.

CUSTODIAN

         The Fund acts as the custodian of its securities to the extent permitted under the Investment Company Act and is subject to the restrictions imposed on self-custodians by the Investment Company Act and the rules and regulations thereunder. The Fund has entered into an agreement with Southwest Guaranty Trust Company, Houston, Texas, with respect to the safekeeping of such securities. The principal business office of such trust company is 2121 Sage Road, Suite 150, Houston, Texas 77056.

TRANSFER AND DISBURSING AGENT

     The Fund employs First Interstate Bank of Texas, N. A. ("First Interstate") as its transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of First Interstate is 1000 Louisiana Street, Suite 700, Houston, Texas 77002.

                                      -12-
RISK FACTORS

         An investment in shares of the Fund involves a number of risks due to the nature of the Fund's investment portfolio. Leveraged buyout and private equity investments involve a high degree of business and financial risk and can result in substantial losses. In the event that a Portfolio Company cannot generate adequate cash flow to meet its debt service, the Fund's equity investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. The portfolio securities acquired by the Fund generally require four to seven years to reach maturity and generally are illiquid. This lack of liquidity may preclude or delay any disposition of such securities, or reduce proceeds that might otherwise be realized from any such dispositions. After its initial investment in a Portfolio Company, the Fund may be called upon from time to time to provide additional funds to such company. There can be no assurance that the Fund will have sufficient funds, or be willing to make such investments. The Fund's inability or unwillingness to make a follow-on investment could adversely affect an investment in a portfolio security. The Fund is a "non-diversified" company as defined in the Investment Company Act. The Fund is not limited in the proportion of its assets that may be invested in securities of a single issuer, and, accordingly, an investment in the Fund may, under certain circumstances, present greater risk to an investor than an investment in a diversified company. Also see "Borrowing" and "Loss of Conduit Tax Treatment".

         Shares of closed-end funds frequently trade at a discount from net asset value. This characteristic of shares of a closed-end fund is a risk separate and distinct from the risk that the Fund's net asset value will decrease. The risk of purchasing shares of a closed-end fund that might trade at a discount is more pronounced for investors who wish to sell their shares in a relatively short period of time because for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. The Fund's shares have traded at a discount to net asset value since inception. See "Market for Registrant's Common Equity and Related Stockholder Matters".

         Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Sub-Adviser, subject to the approval of the Board of Directors. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Sub-Adviser's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities.

REGULATION

         The Investment Advisers Act generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provide for compensation to the investment adviser on the basis of a share of capital gains or capital appreciation of the portfolio investments or any portion of the funds of the investment company. The Investment Advisers Act, however, does permit the payment of compensation based on capital gains in an investment advisory contract between an investment adviser and a business development company. The Fund has elected to be treated as a business development company under the Investment Company Act in order to provide for incentive compensation to the Management Company and the Sub-Adviser based on the capital appreciation of the Fund's investments.
                                      -13-

         The Fund may not withdraw its election to be treated as a business development company without first obtaining the approval of a majority in interest of its shareholders. The following brief description of the Investment Company Act is qualified in its entirety by reference to the full text of the Investment Company Act and the rules thereunder.

         A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible Portfolio Companies" or certain bankrupt or insolvent companies and must make available significant managerial assistance to Portfolio Companies. An eligible Portfolio Company generally is a company that (i) is organized under the laws of, and has its principal place of business in, any state or states, (ii) is not an investment company and (iii)(a) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list, (b) is actively controlled by the business development company acting either alone or as part of a group acting together and an affiliate of the business development company is a member of the Portfolio Company's board of directors or (c) meets such other criteria as may be established by the SEC. Control is presumed to exist where the business development company owns more than 25% of the outstanding voting securities of a Portfolio Company.

         "Making available significant managerial assistance" is defined under the Investment Company Act to mean (i) any arrangement whereby a business development company, through its directors, officers or employees, offers to provide and, if accepted, does provide significant guidance and counsel concerning the management, operations or business objectives or policies of a Portfolio Company or (ii) the exercise of a controlling influence over the management or policies of a Portfolio Company by the business development company acting individually or as part of a group of which the business development company is a member acting together which controls such company ("Managed Company"). A business development company may satisfy the requirements of clause (i) with respect to a Portfolio Company by purchasing securities of such a company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, the business development company will not satisfy the general requirement of making available significant managerial assistance if it only provides such assistance indirectly through an investor group. A business development company need only extend significant managerial assistance with respect to Portfolio Companies which are treated as Qualifying Assets (as defined below) for the purpose of satisfying the 70% test discussed below.

         The Investment Company Act prohibits or restricts the Fund from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Fund may acquire to "Qualifying Assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Fund's total assets consists of qualifying assets. Qualifying Assets include (i) securities of companies that were eligible Portfolio Companies at the time that the Fund acquired their securities; (ii) securities of companies that are actively controlled by the Fund; (iii) securities of bankrupt or insolvent companies that are not otherwise eligible Portfolio Companies; (iv) securities acquired as follow-on investments in companies that were eligible Portfolio Companies at the time of the Fund's initial acquisition of their securities but are no longer eligible Portfolio Companies, provided that the Fund has maintained a substantial portion of its initial investment in such companies; (v) securities received in exchange for or distributed on or with respect to any of the foregoing; and (vi) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for such securities to be considered Qualifying Assets. As a general matter, Qualifying Assets may only be purchased from the issuer or an affiliate in a transaction not constituting a public offering. The Fund may not purchase any

                                      -14-
security on margin, except such short-term credits as are necessary for the clearance of portfolio transactions, or engage in short sales of securities.

         The Fund is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock senior to the common stock if its asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the senior stockholders' interests. In addition, provisions must be made to prohibit any distribution to common shareholders for the repurchase of any shares unless the asset coverage ratio is at least 200% at the time of the distribution or repurchase.

         The Fund generally may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by shareholders holding a majority of the shares issued by the Fund, including a majority of shares held by nonaffiliated shareholders. The Fund may in accordance with certain conditions established by the SEC sell shares below net asset value in connection with the distribution of rights to all of its stockholders.

         Since the Fund is a closed-end business development company, stockholders have no right to present their shares to the Fund for redemption. Recognizing the possibility that the Fund's shares might trade at a discount, the Board of Directors of the Fund has determined that it would be in the best interest of stockholders for the Fund to be authorized to attempt to reduce or eliminate a market value discount from net asset value. Accordingly, the Fund from time to time may, but is not required to, repurchase its shares (including by means of tender offers) to attempt to reduce or eliminate any discount or to increase the net asset value of its shares, or both.

         The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. On June 22, 1994, the Fund's Board of Directors approved a stock repurchase program pursuant to which the Fund repurchased and cancelled 46,200 shares of its stock for $640,159 in 1994. Such stock was repurchased at an average discount of 28.74% from its net asset value. From March 1995 until August 1995, pursuant to authorization from the Board of Directors, the Fund repurchased and cancelled an additional 145,500 shares of its stock for $1,993,642. The stock repurchased in 1995 was repurchased at an average discount of 33.61% from its net asset value.

         Many of the transactions involving the Fund and its affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the Independent Directors and a majority of the Independent Directors having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of the Fund, including its Sub-Adviser and the Management Company, require the prior approval of the SEC. In general (a) any person who owns, controls or holds with power to vote more than 5% of the outstanding shares, (b) any director or executive officer and (c) any person who directly or indirectly controls, is controlled by or is under common control with such person, must obtain the prior approval of a majority of the Independent Directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Fund or any company controlled by the Fund. In accordance with the Investment Company Act, a majority of the directors must be persons who are not "interested persons" as defined in such act. Except for certain transactions which must be approved by the Independent Directors, the Investment Company Act generally does not restrict transactions between the Fund and its Portfolio Companies.

ITEM 2.   PROPERTIES.

         The Fund does not have an interest in any physical properties.

                                      -15-
ITEM 3.   LEGAL PROCEEDINGS.

         Certain of the Portfolio Companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or results of operations of the Fund will not be materially affected by these claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1995.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Fund's shares of common stock began trading on the American Stock Exchange on September 11, 1992, under the symbol "EQS". Prior to such date, there was no established public trading market for the Fund's common stock. The Fund had approximately 7,200 shareholders at February 16, 1996, 2,128 of which were registered holders. Registered holders do not include those shareholders whose stock has been issued in street name. The net asset value per share of the Fund's common stock at December 31, 1995, was $19.71.

         The following table reflects the high and low sales prices per share of the Fund's common stock on the American Stock Exchange for the two years ended December 31, 1995, by quarter.

                                   Quarter
                                    ENDED            HIGH             LOW

                                    3/31/94       $18.250          $14.750
                                    6/30/94        15.500           13.250
                                    9/30/94        14.625           13.250
                                   12/31/94        13.875           12.625
                                    3/31/95        13.125           12.250
                                    6/30/95        14.750           12.250
                                    9/30/95        16.000           13.875
                                   12/31/95        15.875           13.000

         Historically, net investment income and net realized gains from the sale of portfolio investments have been distributed at least annually, to the extent such amounts were not reserved for payment of contingencies or to make follow-on or new investments.

         As a regulated investment company under Subchapter M of the Code, the Fund is required to distribute to its shareholders, in a timely manner, at least 90% of its taxable net investment income each year. If the Fund distributes in a timely manner, 98% of its taxable net capital gains and 98% of its taxable net investment income each year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible Federal excise tax on certain undistributed income of regulated investment companies. Under the Investment Company Act, the Fund is not permitted to pay dividends to shareholders unless it meets certain asset coverage requirements.

     The Fund declared dividends of $5,814,990 ($2.00 per share), $763,268 ($0.25 per share) and $2,049,038 ($0.68 per share) during 1995, 1994 and 1993, respectively. The Fund adopted a policy

                                      -16-

effective in 1995, to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1994 dividend was paid in cash and represented a return of capital. The 1995 and 1993 dividends, which represented the Fund's net capital gains for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in December 1995 and January 1994. The Fund paid $2,753,180 and $662,594 in cash and issued 231,080 and 85,981 additional shares of stock at $13.25 and $16.125 per share in December 1995 and January 1994, respectively, in connection with such dividends.

         The Fund is investing in companies that it believes have a high potential for capital appreciation and the Fund intends to realize the majority of its profits upon the sale of its investments in Portfolio Companies. Consequently, most of the companies in which the Fund invests do not have established policies of paying annual dividends.

         A portion of the investments made by the Fund in portfolio securities is comprised of interest-bearing subordinated debt securities or dividend-paying preferred stock. The Fund will continue to distribute taxable net investment income earned on these investments from time to time, to the extent not retained for follow-on investments, expenses and contingencies. If taxable net investment income is retained, the Fund will be subject to Federal income tax.

         The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and shareholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

                                      -17-

ITEM 6.               SELECTED FINANCIAL DATA.

         Following is a summary of selected financial data and per share data of the Fund and its predecessors for the five years ended December 31, 1995.


                                          1995              1994            1993             1992            1991

Total investment income        $     3,075,234    $    1,921,136  $    1,552,410   $    1,796,143   $   2,814,188
Net investment income (loss)   $      (668,114)   $      518,473  $   (2,812,912)  $   (1,403,449)  $   1,091,375
Realized gain (loss) on sales
  of portfolio securities, net $     7,668,524    $     (350,309) $   (2,457,906)  $  10,744,375    $  (1,896,309)
Increase (decrease) in
  unrealized appreciation
  of portfolio securities, net $    (1,280,549)   $   (2,562,801) $   11,178,304   $   (6,033,639)  $  7,029,153
Total increase (decrease) in
  net assets from operations   $     5,719,861    $   (2,394,637) $    5,907,486   $    3,307,287   $   6,224,219
Dividends                      $     5,814,990    $      763,268  $    2,049,038   $    3,228,253   $       -
Total assets at end of year    $   132,450,176    $  109,941,211  $  114,411,374   $  105,613,771   $  85,705,097
Net assets at end of year      $    61,853,289    $   60,880,364  $   64,679,325   $   59,435,596   $  57,750,397
Net cash provided (used)
  by operating activities      $      (672,150)   $     (185,849) $   (1,962,354)  $     (324,954)  $     175,955
Shares outstanding at end
  of year                            3,138,575         3,053,017       3,099,272        3,013,291       2,879,654
Average shares outstanding
  during year                        2,968,001         3,083,581       3,013,291        2,879,654       2,879,654

PER SHARE DATA:


                                          1995              1994            1993             1992            1991

  Net investment
     income (loss)             $         (0.22)   $         0.17  $        (0.93)  $        (0.49)  $        0.38
  Realized gain (loss) on
     sales of portfolio
     securities, net           $          2.58    $        (0.12) $        (0.82)  $         3.73   $       (0.66)
  Increase (decrease) in
    unrealized apprecia-
    tion of portfolio
    securities, net            $         (0.43)   $        (0.83) $         3.71   $        (2.10)  $        2.44
  Dividends                    $          2.00    $         0.25  $         0.68   $         1.12   $         -
  Net asset value (including
    unrealized appreciation),
    end of year                $         19.71    $        19.94  $        20.87   $        19.72   $       20.05

                                      -18-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Equus II Incorporated (the "Fund"), a Delaware corporation and business development company, was formed as a successor to Equus Investments II, L.P. (the "Partnership" or "Predecessor Entity") pursuant to a reorganization in which all of the assets and liabilities of the Partnership were transferred to the Fund on July 1, 1992, in exchange for 1,866,132 shares of common stock of the Fund (the "Exchange"). Such shares were then distributed on a pro rata basis to the partners of the Partnership, effectively liquidating the Partnership. Each Limited Partner received one share of common stock of the Fund for each unit of partnership interest owned. The Fund has qualified for pass-through tax treatment as a "regulated investment company" under Subchapter M of the Internal Revenue Code of 1986. On September 11, 1992, the Fund's shares of common stock were listed for trading on the American Stock Exchange, under the symbol "EQS".

         On March 26, 1993, the Fund and Equus Investments Incorporated ("EQI") entered into an Agreement and Plan of Merger, as amended, which called for the merger of EQI with and into the Fund (the "Merger"). Pursuant to this agreement, on June 30, 1993, the Fund issued 1,147,137 additional shares of common stock, net of 130 shares redeemed in lieu of fractional shares, to the stockholders of EQI in a tax free exchange to acquire all of the outstanding common stock of EQI. Each share of EQI was converted into 0.54 of a share of the Fund's common stock.

         At December 31, 1995, the Fund had $71,610,360 of its assets invested in portfolio securities of 21 companies, and has committed to invest up to an additional $9,615,500 in four of such companies and $8,600,000 in two new companies under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, proceeds from the sale of existing portfolio securities and proceeds from a proposed rights offering of additional common stock are believed to be sufficient to finance these commitments. At December 31, 1995, the Fund had $5,750,000 outstanding on a $13,000,000 revolving line of credit loan from a bank. Subsequent to December 31, 1995, the Fund received a commitment for a new $20,000,000 revolving line of credit with another bank which will replace the prior revolving line of credit.

         The Fund intends to issue transferable subscription rights to existing shareholders during the second quarter of 1996. Under the rights offering, the Fund would effectively issue each existing shareholder a right to buy one share of stock for every three shares currently owned. It is anticipated that the shares would be offered at a discount from the market price at the beginning of the offering period. In addition, it is anticipated there will be an over-subscription privilege. This over-subscription privilege may allow shareholders the opportunity to subscribe for additional shares at the same discount price. The proceeds from the rights offering will be used to repay debt and to fund the commitments the Fund has made for new and follow-on investments. Proceeds from a rights offering may reduce the Fund's expense ratio, thus benefiting both participating and non-participating shareholders. However, non-participating shareholders will suffer dilution as they will own a smaller proportional interest in the Fund.

         On June 22, 1994, the Board of Directors of the Fund approved a stock repurchase program, pursuant to which the Fund repurchased on the open market and cancelled 46,200 shares of its stock for $640,159 in 1994. Such stock was repurchased at an average discount of 28.74% from its net asset value. In 1995, the Fund repurchased and cancelled 145,500 shares of its stock for $1,993,642. The stock repurchased in 1995 was repurchased at an average discount of 33.61% from its net asset value. The Fund has not repurchased any stock since August 1995.
                                      -19-

         Net cash used by operating activities was $402,820, $185,849 and $1,962,354 for the three years ended December 31, 1995. Increased expenses paid during 1993 included $1,346,839 in incentive fees to the Management Company that were accrued by EQI as of December 31, 1992, and $454,040 in expenses related to the June 30, 1993 merger of EQI with and into the Fund.

         At December 31, 1995, the Fund had $60,232,594 of its total assets of $132,450,176 invested in temporary cash investments consisting of money market securities. This amount includes proceeds from a $60,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on January 2, 1996.

         The Fund has the ability to borrow funds and issue forms of indebtedness, subject to certain restrictions. Net investment income and net realized gains from the sales of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of contingencies or to make follow-on or new investments.

         The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and shareholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

         Net investment income (loss) after all expenses amounted to $(668,114), $518,473, and $(2,812,912) for the three years ended December 31, 1995. Income from portfolio securities increased to $2,859,707 in 1995 as compared to $1,613,414 in 1994 and $1,184,121 in 1993, due to the increase in amounts invested in interest and dividend-bearing portfolio securities during 1995 and 1994. The Fund also received $593,665 in dividends and payments to induce the Fund to convert preferred stock to common stock of Champion Healthcare Corporation in 1995, which paid none in 1994 or 1993. In addition, the Fund accrued $185,850 of interest income on one portfolio security in 1995 which had been completely reserved in 1994 as uncollectible. Interest income from temporary cash investments was $215,527 in 1995, $307,722 in 1994 and $368,289 in 1993. The decrease in 1995 as compared to 1994 and 1993 was a result of lower investable balances throughout the year.

         The net investment losses in 1995 and 1993 were primarily attributable to the accrual of $1,277,595 and $1,947,330, respectively, in deferred management incentive fees caused by the realized gains from the sales of portfolio securities in 1995 and an increase in the net unrealized appreciation of portfolio securities during 1993. Also, in 1993, the Fund recorded non-recurring expenses of $454,040 related to the Merger.

         Mailing, printing and other expenses increased to $338,434 during 1995, as compared to $165,330 during 1994 and $171,308 during 1993, due to the higher cost for the preparation and distribution of the annual report and proxy statement for the annual shareholder meeting held in June 1995. Interest expense increased to $318,048 in 1995 as compared to $135,252 in 1994 and $157,317 in 1993, due to the increase of the average daily balances outstanding on the lines of credit to $2,839,315 in 1995, from $994,520 in 1994 and $821,918 in 1993.

                                      -20-

         The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $1,237,775, $1,212,457 and $1,243,559 in 1995, 1994 and 1993, respectively.

         The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Incentive fee reimbursements of $203,250 were received during the year ended December 31, 1993. Deferred management incentive fee expense (income) for 1995, 1994 and 1993 totaled $1,277,595, $(582,622) and $1,947,330, respectively. The deferred management incentive fee expense (income) relates to the increase (decrease) in net unrealized appreciation of portfolio securities and will not be paid until such appreciation is realized.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

         During the year ended December 31, 1995, the Fund realized net capital gains of $7,668,524 from the sale of securities of six Portfolio Companies. The Fund sold 116,590 shares of Allied Waste Industries, Inc. common stock for $1,049,310, realizing a capital gain of $490,032; 96,000 shares of Garden Ridge Corporation common stock for $2,928,000, realizing a capital gain of $2,906,667; 175,000 shares of NCI Building Systems, Inc. common stock for $3,064,685, realizing a capital gain of $2,785,063; 30,000 shares of Tech-Sym Corporation for $909,433, realizing a capital gain of $801,142 and 49,444 shares of USA Waste Services, Inc. for $899,218, realizing a capital gain of $685,620.

         During the year ended December 31, 1994, the Fund realized $350,309 of net capital losses from the sale of its investments in the securities of five Portfolio Companies. During 1994 the Fund sold 37,501 shares of NCI for $637,517, realizing a net capital gain of $577,596 on such sale. In addition, the Fund received $213,944 from the escrow account related to the sale of Denver Technologies, Inc. and received a final payment of $22,138 related to the sale of Gulf Coast Entertainment Corporation. Such amounts were recorded as capital gains. On July 19, 1994, the Fund sold its investment in MidCon Bottlers, L. P. for $950,000, realizing a $910,968 capital gain. The Fund also sold 28 shares of Travis International, Inc. preferred stock for $28,000 and 5,855 shares of Garden Ridge Corporation common stock for $5,855, in each case at the Fund's cost. During 1994, a loss of $2,074,955 on the Fund's investment in Springtime, Inc. I, was realized when Springtime declared bankruptcy.

         During the year ended December 31, 1993, the Fund realized $2,457,906 of net capital losses from the sale or disposition of its investments of nine Portfolio Companies. The Fund sold 223,333 shares of A.C. Liquidating Corporation, 228,076 shares of EnClean, Inc., 441,776 shares of NCI Building Systems, Inc., 427,000 shares of Springtime, Inc. I, 20,000 shares of USA Waste Services, Inc., 50,000 shares of Williams & Mettle Co. and 8,439,739 shares of Yellow Cab Service Corporation ("Yellow Cab"), realizing net capital gains (losses) of $(1,449,999), $(4,898), $4,725,580, $(1,070,607), $182,350,
$(944,500) and $(4,369,692), respectively. The Fund also wrote off its remaining 514,887 shares of A.C. Liquidating Corporation common stock realizing a capital loss of $316,140. In addition, $710,000 and $80,000 of payments were received from Gulf Coast Entertainment Corporation and La Prairie, Inc. and recorded as capital gains.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

         Net unrealized appreciation on investments decreased $1,280,549 during the year ended December 31, 1995, from $9,255,817 to $7,975,268. Such net decrease resulted from increases in the estimated fair value of securities of six of the Fund's Portfolio Companies aggregating $13,601,466, decreases in the estimated fair value of securities of five portfolio Companies aggregating $10,971,005 and the transfer
                                      -21-

of $3,911,010 in net unrealized appreciation to net realized gains from the sale of investments in five companies.

         Net unrealized appreciation on investments decreased $2,562,801 during the year ended December 31, 1994, from $11,818,618 to $9,255,817. Such net decrease resulted from increases in the estimated fair value of securities of four of the Fund's Portfolio Companies aggregating $5,432,740, decreases in the estimated fair value of securities of ten Portfolio Companies aggregating $9,041,307 and a net transfer of $1,045,766 from unrealized losses to realized losses from the disposition of investments in three companies.

         Net unrealized appreciation on investments increased $11,178,304 during the year ended December 31, 1993, from $640,314 to $11,818,618. Such net increase resulted from increases in the estimated fair value of securities of ten of the Fund's Portfolio Companies aggregating $11,498,594, decreases in the estimated fair value of securities of six Portfolio Companies aggregating $4,573,073 and a net transfer of $4,252,783 from unrealized to realized losses from the disposition of investments in seven companies.

DIVIDENDS

         The Fund declared dividends of $5,814,990 ($2.00 per share), $763,268 ($0.25 per share) and $2,049,038 ($0.68 per share) during 1995, 1994 and 1993, respectively. The Fund adopted a policy effective in 1995, to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1994 dividend was paid in cash and represented a return of capital. The 1995 and 1993 dividends, which represented the Fund's net capital gains for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in December 1995 and January 1994. The Fund paid $2,753,180 and $662,594 in cash and issued 231,080 and 85,981 additional shares of stock at $13.25 and $16.125 per share, in December 1995 and January 1994, respectively, in connection with such dividends.

PORTFOLIO INVESTMENTS

         During the year ended December 31, 1995, the Fund invested $11,917,308 in five new Portfolio Companies and made follow-on investments in seven Portfolio Companies of $2,734,411, including $865,909 in accrued interest and dividends and conversion inducement payments received in the form of additional portfolio securities.

         On May 9, 1995, Garden Ridge Corporation ("GRDG") effected a 4.5-for-1 stock split of its outstanding common stock in connection with an initial public offering ("IPO") of its common stock. The number of shares held by the Fund has been adjusted to reflect such stock split. During June 1995, the fund exercised warrants and options to acquire an additional 107,694 shares of GRDG common stock for $407,172. Concurrent with the IPO, GRDG redeemed the 59,207 shares of preferred stock for $355,242 and repaid the $3,195,671 in subordinated notes held by the Fund.

         On June 30, 1995, CogniSeis Development, Inc. was merged into Tech-Sym Corporation. The Fund received 62,759 shares of Tech-Sym Corporation common stock in a tax-free exchange for its CogniSeis Development, Inc. common stock. In addition, on June 30, 1995, Allied Waste Industries, Inc. ("Allied") repaid in full the $1,000,000 bridge note owed to the Fund. The accrued interest of $67,494 on the bridge loan was paid to the Fund in August 1995 in the form of 13,864 shares of Allied common stock.
                                      -22-

         In May 1995, the Fund invested $271,000 in Midway Airlines Corporation ("Midway") in exchange for a 12% subordinated note and $71,000 in A. C. Liquidating Corporation. in exchange for a 10% promissory note. In connection with the Midway note, the Fund received warrants to buy up to 203,250 shares of Class C common stock of Midway for $.01 per share through April 2002. During June 1995, the Fund reacquired 80,662 shares of Class C common stock and 48,990 shares of junior preferred stock of Midway which it had previously recorded as sold under a contract for sale to certain other shareholders of Midway.

         In July 1995, the Fund acquired 67,500 shares of Series B senior convertible preferred stock of Industrial Equipment Rentals, Inc. ("IER") for $250,050 and advanced $499,950 to IER in exchange for a 9% senior subordinated debenture.

         During the third quarter of 1995, the Fund advanced an additional $100,000 to Williams & Mettle Co. on the junior participation prime + 1.75% note. In addition, the Fund's $204,750 in accrued interest receivable on the Williams & Mettle Co. 12% subordinated promissory note was rolled into a new $677,250, 12% subordinated promissory note.

         In September 1995, the Fund acquired 2,986,408 shares of common stock and 3,705,900 shares of Series B preferred stock of Strategic Holdings, Inc., for $2,986,408 and $3,705,900, respectively. In addition, the Fund acquired 1,000 shares of SMIP, Inc. for $150,000 and invested $175,000 in a 15% promissory note of SMIP, Inc. Strategic Holdings, Inc. was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc.

         In October 1995, the Fund invested $2,600,000 in exchange for a 36.11% limited partnership interest in Summit/DPC Partners, L. P., a limited partnership created to invest in DPC Acquisition Corp., which was created to acquire Doane Products Company, which is believed to be the largest manufacturer in the United States of dry pet food for private label customers. Summit currently owns approximately 17.5% of the equity of DPC Acquisition Corp.

         During December 1995, the Fund invested $2,250,000 in Carruth-Doggett Industries, Inc. ("CDI"), in exchange for a 10% senior subordinated promissory note. In addition, the Fund received warrants to buy 33,333 shares of common stock of CDI for $.01 per share through December 14, 2005, and 333 shares of common stock of CDE Corp for $.01 per share through December 14, 2005. CDI operates five Case Equipment dealerships in and around the Houston area.

         In December 1995, the Fund advanced $50,000 on a $200,000 prime rate promissory note to American Residential Services, Inc., a company formed to acquire existing businesses which provide plumbing, heating and air conditioning and electrical services to the residential community.

         On December 31, 1995, the Fund converted its Series C, Series D and 9% cumulative preferred stock of Allied Waste Industries, Inc. ("AWIN") into 149,250, 398,335 and 421,802 shares of AWIN common stock, respectively. In addition, the Fund exercised its warrants to buy 48,438 and 22,000 shares of AWIN common stock for $175,830 and $93,500 respectively.

         Also on December 31, 1995 the Fund converted its Series A and Series B preferred stock of Champion Healthcare Corporation ("CHC") into 603,327 and 58,404 shares of CHC common stock respectively. In addition, the Fund received 171,921 shares of CHC common stock, valued at $593,665, in payment of preferred stock dividends and as inducement to enter into the transaction and to forego any additional dividends on the Series C and Series D preferred stock of CHC.

                                      -23=

         During the year ended December 31, 1994, the Fund made follow-on investments of $9,532,649 in nine Portfolio Companies.

         During the year ended December 31, 1993, the Fund made follow-on investments of $11,285,430 in six Portfolio Companies and invested $3,974,700 in two new Portfolio Companies.

         For a description of the business of each Portfolio Company in which the Fund has invested, see "Current Portfolio Companies".

         Of the companies in which the Fund has investments at December 31, 1995, only AWIN, CHC, Drypers Corporation, GRDG, NCI Building Systems, Inc., Sports and Leisure and Tech-Sym Corporation are publicly-held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment. See "Valuation".

SUBSEQUENT EVENTS

         Subsequent to December 31, 1995, the Fund sold 32,759 shares of Tech-Sym Corporation for $1,029,900, realizing a net capital gain of $911,655 on such sale.

         On January 2, 1996, the Fund exercised its warrants to acquire 163,044 shares of AWIN on a net exercise basis. This resulted in the Fund receiving 56,054 shares of AWIN, which were paid for by tendering the remaining 106,990 shares to AWIN. On January 26, 1996, the Fund sold the 56,054 shares of common stock along with an additional 70,000 shares of AWIN common stock in AWIN'S secondary stock offering. The Fund received proceeds of $813,679, resulting in a realized capital gain of $461,917.

         In January 1996, the Fund advanced an additional $100,000 to American Residential Services, Inc. pursuant to the terms of a $200,000 prime rate promissory note.

         Subsequent to December 31, 1995, the Fund repaid $61,900,000 of notes payable to the bank.

         Subsequent to December 31, 1995, the Fund intends to file a registration statement for a rights offering. Under the proposed rights offering, the Fund would issue each existing shareholder rights to buy one share of stock for every three shares currently owned. It is anticipated that the rights offering shares would be offered at a discount from the market price at the beginning of the offering period. The proceeds from the rights offering would be used to repay debt and to fund the commitments the Fund has made for new and follow-on investments.
                                      -24-

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report of Independent Public Accountants

To the Board of Directors of
  Equus II Incorporated:

         We have audited the accompanying balance sheets of Equus II Incorporated (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 1995 and 1994, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1995, and the selected per share data and ratios for each of the five years in the period ended December 31, 1995. These financial statements, selected per share data and ratios are the responsibility of the management of Equus II Incorporated. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical verification or confirmation of securities owned as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus II Incorporated as of December 31, 1995 and 1994, the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1995, and the selected per share data and ratios for each of the five years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 3, the financial statements include investment securities valued at $68,098,481 (110% of net assets) and $58,813,951 (97% of net assets) as of December 31, 1995 and 1994, respectively, whose values have been estimated by Equus Capital Corporation (the "Sub-Adviser") and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. We have reviewed the procedures used by the Sub-Adviser in arriving at their estimates of value of such securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Sub-Adviser's estimates of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

/s/Arthur Andersen LLP


ARTHUR ANDERSEN LLP

Houston, Texas
February 16, 1996

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                                                    1995                     1994
                                                                                               ------------             ------------
ASSETS
Investments in portfolio securities at fair value
     (cost of $63,635,092 and $54,864,309, respectively) .........................             $ 71,610,360             $ 64,120,126
Temporary cash investments, at cost which
     approximates fair value .....................................................               60,232,594               45,474,560
Cash .............................................................................                    7,267                    1,407
Accounts receivable ..............................................................                    1,326                      440
Accrued interest receivable ......................................................                  525,939                  257,903
Commitment fees ..................................................................                   37,500                   28,125
Deferred reorganization costs, net ...............................................                   35,190                   58,650
                                                                                               ------------             ------------
         Total assets ............................................................              132,450,176              109,941,211
                                                                                               ------------             ------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ............................................................                  242,286                  137,175
     Due to management company ...................................................                  309,266                  305,932
     Deferred incentive fee due to management company ............................                4,295,335                3,017,740
     Notes payable to bank .......................................................               65,750,000               45,600,000
                                                                                               ------------             ------------
         Total liabilities .......................................................               70,596,887               49,060,847
                                                                                               ------------             ------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued or outstanding ...............................                     --                       --
     Common stock, $.001 par value, 10,000,000 shares
       authorized, 3,138,575 and 3,053,017 shares issued
       and outstanding, respectively .............................................                    3,139                    3,053
     Additional paid-in capital ..................................................               51,291,676               50,891,822
     Undistributed net investment income .........................................                     --                       --
     Undistributed net capital gains .............................................                2,583,206                  729,672
     Unrealized appreciation of portfolio securities, net ........................                7,975,268                9,255,817
                                                                                               ------------             ------------
         Total net assets ........................................................             $ 61,853,289             $ 60,880,364
                                                                                               ============             ============
         Net assets per share ....................................................             $      19.71             $      19.94
                                                                                               ============             ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                1995                 1994                  1993
                                                                            -----------          ------------          ------------
Investment income:
   Income from portfolio securities ...............................         $ 2,859,707          $  1,613,414          $  1,184,121
   Interest on temporary cash investments .........................             215,527               307,722               368,289
                                                                            -----------          ------------          ------------
      Total investment income .....................................           3,075,234             1,921,136             1,552,410
                                                                            -----------          ------------          ------------
Expenses:
   Management fee .................................................           1,237,775             1,212,457             1,243,559
   Management incentive fee .......................................                --                    --                (203,250)
   Deferred management incentive fee ..............................           1,277,595              (582,622)            1,947,330
   Director fees and expenses .....................................             206,124               157,327               195,288
   Merger expenses ................................................                --                    --                 454,040
   Professional fees ..............................................             251,770               209,845               204,715
   Administrative fees ............................................              50,000                50,000                72,370
   Mailing, printing and other expenses ...........................             338,434               165,330               171,308
   Interest expense ...............................................             318,048               135,252               157,317
   Franchise taxes ................................................              40,142                31,614                29,185
   Amortization ...................................................              23,460                23,460                93,460
                                                                            -----------          ------------          ------------
      Total expenses ..............................................           3,743,348             1,402,663             4,365,322
                                                                            -----------          ------------          ------------
Net investment income (loss) ......................................            (668,114)              518,473            (2,812,912)
                                                                            -----------          ------------          ------------
Realized gain (loss) on sales of portfolio
   securities, net ................................................           7,668,524              (350,309)           (2,457,906)
                                                                            -----------          ------------          ------------
Unrealized appreciation of portfolio securities, net:
   End of year ....................................................           7,975,268             9,255,817            11,818,618
   Beginning of year ..............................................           9,255,817            11,818,618               640,314
                                                                            -----------          ------------          ------------
      Increase (decrease) in unrealized appre-
        ciation of portfolio securities, net ......................          (1,280,549)           (2,562,801)           11,178,304
                                                                            -----------          ------------          ------------
Total increase (decrease) in net assets from
   operations .....................................................         $ 5,719,861          $ (2,394,637)         $  5,907,486
                                                                            ===========          ============          ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                1995                 1994                   1993
                                                                           ------------          ------------          ------------
Operations:
   Net investment income (loss) ..................................         $   (668,114)         $    518,473          $ (2,812,912)
   Realized gain (loss)
     on sales of portfolio securities, net .......................            7,668,524              (350,309)           (2,457,906)
   Increase (decrease) in unrealized
     appreciation of portfolio securities, net ...................           (1,280,549)           (2,562,801)           11,178,304
                                                                           ------------          ------------          ------------
   Increase (decrease) in net assets from
     operations ..................................................            5,719,861            (2,394,637)            5,907,486
                                                                           ------------          ------------          ------------
Capital transactions:

   Redemptions of fractional shares ..............................                 (114)                 (897)               (1,163)
   Stock repurchased and retired
     under common stock repurchase plan ..........................           (1,993,642)             (640,159)                 --
   Dividends .....................................................           (5,814,990)             (763,268)           (2,049,038)
   Shares issued in common stock dividend ........................            3,061,810                  --               1,386,444
                                                                           ------------          ------------          ------------
   Decrease in net assets from
     capital share transactions ..................................           (4,746,936)           (1,404,324)             (663,757)
                                                                           ------------          ------------          ------------
Increase (decrease) in net assets ................................              972,925            (3,798,961)            5,243,729

Net assets, at beginning of year .................................           60,880,364            64,679,325            59,435,596
                                                                           ------------          ------------          ------------
Net assets, at end of year .......................................         $ 61,853,289          $ 60,880,364          $ 64,679,325
                                                                           ============          ============          ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                  1995                 1994                 1993
                                                                              -------------       -------------       -------------
Cash flows from operating activities:
  Interest received ....................................................      $   1,940,403       $   1,801,962       $   1,903,363
  Cash paid to management company, directors,
    a bank and suppliers ...............................................         (2,343,223)         (1,987,811)         (3,865,717)
                                                                              -------------       -------------       -------------
  Net cash used by operating activities ................................           (402,820)           (185,849)         (1,962,354)
                                                                              -------------       -------------       -------------
Cash flows from investing activities:
  Purchase of portfolio securities .....................................        (13,785,810)         (9,512,649)        (15,164,362)
  Proceeds from sales of portfolio securities ..........................          8,850,646           1,857,460           8,282,232
  Principal payments from portfolio securities .........................          4,698,814             156,582           5,808,189
  Purchase of temporary cash investments with
    original maturities of greater than three months ...................               --              (300,000)         (2,879,246)
  Maturity of temporary cash investments with
    original maturities of greater than three months ...................            300,000             200,000           5,161,751
  Notes receivable proceeds ............................................               --                  --             4,070,000
  Repayment of advances from portfolio
    companies ..........................................................               --                  --              (101,497)
                                                                              -------------       -------------       -------------
Net cash provided (used) by investing activities .......................             63,650          (7,598,607)          5,177,067
                                                                              -------------       -------------       -------------
Cash flows from financing activities:
  Advances from bank ...................................................        273,650,000         152,600,000         181,000,000
  Repayments to bank ...................................................       (253,500,000)       (152,000,000)       (176,750,000)
  Dividends paid .......................................................         (2,753,180)         (1,425,862)         (1,649,305)
  Repurchase of common stock ...........................................         (1,993,642)           (640,159)               --
  Redemptions of fractional shares .....................................               (114)               (897)             (1,163)
                                                                              -------------       -------------       -------------
  Net cash provided (used) by financing activities .....................         15,403,064          (1,466,918)          2,599,532
                                                                              -------------       -------------       -------------
  Net increase (decrease) in cash and cash equivalents .................         15,063,894          (9,251,374)          5,814,245

Cash and cash equivalents at beginning of year .........................         45,175,967          54,427,341          48,613,096
                                                                              -------------       -------------       -------------
Cash and cash equivalents at end of year, excluding $300,000 and $200,000 of temporary cash investments with original
  maturities of greater than three months at December 31,
  1994 and 1993, respectively ..........................................      $  60,239,861       $  45,175,967       $  54,427,341
                                                                              =============       =============       =============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (Continued)
                                                                                  1995                 1994                 1993
                                                                              -------------       -------------       -------------
Reconciliation of increase (decrease) in net assets from
  operations to net cash used by operating activities:

Increase (decrease) in net assets from operations ......................      $   5,719,861       $  (2,394,637)      $   5,907,486

Adjustments to reconcile increase (decrease) in net assets
  from operations to net cash used by operating activities:
   Realized (gain) loss on sales of portfolio securities, net ..........         (7,668,524)            350,309           2,457,906
   Decrease (increase) in unrealized appreciation, net .................          1,280,549           2,562,801         (11,178,304)
   Fees received in stock ..............................................               --               (20,000)               --
   Decrease (increase) in accounts receivable ..........................               (886)              1,464               1,432
   Accounts receivable from portfolio company written off ..............               --                  --               171,551
   Decrease (increase) in accrued interest receivable ..................           (268,036)           (100,638)            177,970
   Accrued interest or dividends exchanged for portfolio
     securities ........................................................           (865,909)               --                  --
   Commitment fees paid ................................................            (75,000)            (56,250)            (56,250)
   Amortization of commitment fee ......................................             65,625              56,250              70,313
   Amortization of deferred reorganization costs .......................             23,460              23,460              93,460
   Increase (decrease) in accounts payable .............................            105,111              (5,925)             (4,803)
   Increase (decrease) in due to management company ....................          1,280,929            (602,683)            396,885
                                                                              -------------       -------------       -------------
Net cash used by operating activities ..................................      $    (402,820)      $    (185,849)      $  (1,962,354)
                                                                              =============       =============       =============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1995

                                                              1995         1994             1993           1992           1991
                                                         ------------   -----------    ------------   ------------   ------------
Investment income ..................................     $      1.04    $      0.62    $      0.52    $      0.62    $       0.98

Expenses ...........................................            1.26           0.45           1.45           1.11            0.60
                                                         ------------   -----------    ------------   ------------   ------------
Net investment income (loss) .......................           (0.22)          0.17          (0.93)         (0.49)           0.38

Realized gain (loss) on sales
  of portfolio securities, net .....................            2.58          (0.12)         (0.82)          3.73           (0.66)

Increase (decrease) in unrealized
  appreciation of portfolio securities, net ........           (0.43)         (0.83)          3.71          (2.10)           2.44
                                                         ------------   -----------    ------------   ------------   ------------
Increase (decrease) in net assets
  from operations ..................................            1.93          (0.78)          1.96           1.14            2.16
                                                         ------------   -----------    ------------   ------------   ------------
Capital transactions:
Dividends ..........................................           (2.00)         (0.25)         (0.68)         (1.12)           --
Effect of common stock repurchases .................            0.35           0.10           --             --              --
Dilutive effect of shares issued
  in common stock dividend .........................           (0.51)          --            (0.13)         (0.35)           --
Deferred management company
  incentive fees ...................................            --             --             --             --             (0.63)
                                                         ------------   -----------    ------------   ------------   ------------
Net decrease in net assets from
  capital transactions .............................           (2.16)         (0.15)         (0.81)         (1.47)          (0.63)
                                                         ------------   -----------    ------------   ------------   ------------
Net increase (decrease) in net assets ..............           (0.23)         (0.93)          1.15          (0.33)           1.53

Net assets at beginning of year ....................           19.94          20.87          19.72          20.05           18.52
                                                         ------------   -----------    ------------   ------------   ------------

Net assets at end of year ..........................     $     19.71    $     19.94    $     20.87    $     19.72    $      20.05
                                                         ============   ===========    ============   ============   ============

Weighted average number of shares
  outstanding during year in thousands .............           2,968          3,083          3,013          2,880           2,880

Ratio of expenses to average net assets ............            6.10%          2.23%          7.03%          5.46%           3.10%

Ratio of net investment income
  (loss) to average net assets .....................           (1.09)%         0.83%         (4.53)%        (2.40)%          1.96%

Ratio of increase (decrease) in net assets
  from operations to average net assets ............            9.32%         (3.81)%         9.52%          5.64%          11.21%

   The accompanying notes are an integral part of these financial statements.
                                      -31-

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1995

                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST              FAIR VALUE
---------------------                                  ------------------         ------------         -----------
A.C. Liquidating Corporation                               February 1985
  -4,885 shares of 10% Series C
   cumulative preferred stock                                                     $    488,500         $       -
  -10% secured promissory notes                                                        188,014              188,014

Allied Waste Industries, Inc. (NASDAQ - AWIN)                 March 1989
  -1,397,698 shares of common stock                                                  5,316,834            8,763,730
  -Warrants to buy up to 163,044, 125,000 and
   15,000 shares of common stock at $4.60, $5.00
   and $13.50 per share, respectively through May
   1998, August 1999 and February 1997, respectively                                     -                    5,095

American Residential Services, Inc.                        December 1995
  -Prime rate promissory note                                                           50,000               50,000

BSI Holdings, Inc., (formerly Brazos Sportswear, Inc.)
  -166,250 shares of common stock                                                    1,330,000            1,800,000
  -12% senior subordinated debenture                                                 3,350,000            3,350,000
  -10% subordinated promissory note                                                    178,500              178,500
  -Warrants to buy up to 64,715 shares of common stock
   at $0.01 per share through December 2004                                               -                 700,000
  -1,000 shares of common stock of GCS RE, Inc.                                        132,910              132,910
  -87,632 shares of common stock of Sports/Leisure, Inc.                                82,734                  876
  -8% unsecured promissory note, due from
   Sports/Leisure, Inc.                                                                  5,005                5,005

Cardiovascular Ventures, Inc.                              November 1991
  -150,000 shares of Series A convertible
   preferred stock                                                                     375,000              375,000
  -214,286 shares of Series B convertible
   preferred stock                                                                     750,001              750,001
  -56,717 shares of Series C convertible
   preferred stock                                                                     248,137              248,137

   The accompanying notes are an integral part of these financial statements.


                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1995
                                   (Continued)
                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST              FAIR VALUE
---------------------                                  ------------------         ------------         -----------
Carruth-Doggett Industries, Inc.                           December 1995
  -10% senior subordinated promissory
   note                                                                           $  2,250,000         $  2,250,000
  -Warrant to buy up to 33,333 shares
   of common stock at $0.01 per share
   through December 14, 2005                                                              -                    -
  -Warrant to buy up to 333 shares of
   common stock of CDE Corp at $0.01
   per share through December 14, 2005                                                    -                    -

Champion Healthcare Corporation
 (AMEX - CHC)                                              December 1990
  -1,038,944 shares of common stock                                                  3,371,395            4,292,535
  -3,601 shares of Series C convertible
   preferred stock                                                                      64,818               64,818
  -83,333 shares of Series D convertible
   preferred stock                                                                   1,499,994            1,499,994
  -11% senior subordinated note                                                      1,500,000            1,500,000
  -Warrants to buy up to 5,246 shares of
   common stock at $5.90 per share through
   June 1, 1999                                                                           -                   -
  -Warrants to buy up to 45,000 shares of
   common stock at $9 per share through
   December 31, 2003                                                                      -                   -

David's Supermarkets, Inc.                                 February 1990
  -735,000 shares of common stock                                                      735,000                -
  -333,445 shares of 3.5% junior preferred stock                                     3,334,450            3,334,450
  -Warrants to buy up to 538,462 shares of common
   stock at $1 per share through April 21, 2000                                            -                  -

Drypers Corporation (NASDAQ - DYPR)                            July 1991
  -1,096,892 shares of common stock                                                  6,400,132            2,838,162
  -Warrants to buy up to 6,634 shares
   of common stock at $4 per share
   through June 30, 1998                                                                   -                   -

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1995
                                   (Continued)

                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST              FAIR VALUE
---------------------                                  ------------------         ------------         -----------
Garden Ridge Corporation (NASDAQ - GRDG)                       July 1992
  -333,471 shares of common stock                                                 $  1,061,018         $ 10,963,284

Industrial Equipment Rentals, Inc.                             June 1993
  -182,230 shares of common stock                                                        1,822                1,822
  -5,371 shares of junior preferred stock                                              537,100              537,100
  -67,500 shares of Series B senior convertible
   preferred stock                                                                     250,050              250,050
  -12% subordinated debenture                                                        1,077,778            1,077,778
  -9% senior subordinated debenture                                                    499,950              499,950

Midway Airlines Corporation                                  August 1993
  -452,392 shares of Class C common stock                                            1,195,616                -
  -274,761 shares of junior preferred stock                                          2,747,610              500,000
  -12% subordinated note                                                               271,000              271,000
  -Warrants to buy up to 203,250 shares of
   Class C common stock at $.01 per
   share through April 2002                                                               -                    -

NCI Building Systems, Inc. (NASDAQ - BLDG)                    April 1989
  -100,000 shares of common stock                                                      159,783            2,475,000

Restaurant Development Group, Inc.                             June 1987
  -610,909 shares of Class A common stock                                            2,891,156              700,000
  -14% promissory note, face amount $350,000                                           275,000              350,000
  -Prime +2% promissory note                                                           639,122              639,122
  -Warrants to buy up to 150,000 and 62,500
   shares of common stock at $2.80 and $3
   per share through November 1996 and
   April 1998, respectively                                                               -                   -

Strategic Holdings, Inc.                                  September 1995
  -2,986,408 shares of common stock                                                  2,986,408            2,986,408
  -3,705,900 shares of Series B preferred stock                                      3,705,900            3,705,900
  -1,000 shares of SMIP, Inc. common stock                                             150,000              150,000
  -15% promissory note of SMIP, Inc.                                                   175,000              175,000

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1995
                                   (Continued)
                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST              FAIR VALUE
---------------------                                  ------------------         ------------         -----------
Summit/DPC Partners, L.P.                                   October 1995
  -36.11% limited partnership interest                                            $  2,600,000         $  2,600,000

Tech-Sym Corporation (NYSE - TSY)                             March 1987
  -32,759 shares of common stock                                                       118,245            1,036,003

Travis International, Inc.                                 December 1986
  -171,284 shares of common stock                                                      560,290            3,853,890

Video Rental of Pennsylvania, Inc.                          January 1988
  -125,000 shares of common stock                                                      125,000              500,000
  -125,000 shares of 9% redeemable
   preferred stock                                                                     125,000              125,000
  -10% secured promissory note                                                       2,525,000            2,525,000
  -10,000 shares of common stock
   of Equus Video Corporation                                                           25,000               25,000

Williams & Mettle Co.                                       October 1989
  -657,895 shares of common stock                                                        6,579                -
  -138,475 shares of Series A convertible
   preferred stock                                                                     553,900                -
  -237,126 shares of Series B convertible
   preferred stock                                                                     396,000              396,000
  -12% subordinated promissory note                                                    677,250              677,250
  -Junior participation in prime + 1.75% note                                          512,576              512,576
  -Warrant to buy 456,718 shares of common
   stock at $0.01 per share through December
   21, 1999                                                                               -                    -

Yellow Cab Service Corporation                             December 1985
  -1,006,701 shares of common stock                                                     51,432                -
  -3% subordinated promissory note,
   face amount aggregating $1,655,014                                                1,566,000                -
  -3% subordinated promissory note                                                   3,517,083            1,750,000
                                                                                  ------------         ------------

     Total                                                                         $63,635,092          $71,610,360
                                                                                   ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                      -35-

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1995
                                   (Continued)

         Substantial amounts of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

         In connection with the investments in Allied Waste Industries, Inc., BSI Holdings, Inc., Cardiovascular Ventures, Inc., Champion Healthcare Corporation, Industrial Equipment Rentals, Inc. and Strategic Holdings, Inc., investment rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

         As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in A.C. Liquidating Corporation, BSI Holdings, Inc., Industrial Equipment Rentals, Inc., Restaurant Development Group, Inc., Strategic Holdings, Inc., Video Rental of Pennsylvania, Inc. and Williams & Mettle Co. In addition, Cardiovascular Ventures, Inc., David's Supermarkets, Inc., Drypers Corporation and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair value of the investments in Allied Waste Industries, Inc., Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation include discounts from closing market prices of approximately $1,867,084, $1,226,855, $589,626 and $1,958,717,
respectively, to reflect the effects of restrictions on the sale of such securities at December 31, 1995. Such discounts total $5,642,282 or $1.80 per share as of December 31, 1995. Income was earned in the amount of $1,349,420, $1,213,320 and $611,549 for the years ended December 31, 1995, 1994 and 1993, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

         As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested except Cardiovascular Ventures, Inc., Midway Airlines Corporation, Summit/DPC Partners, L.P., Tech-Sym Corporation and Yellow Cab Service Corporation. The Fund provides significant managerial assistance to Portfolio Companies that comprise 89.5% of the total value of the investments in Portfolio Companies at December 31, 1995.

   The accompanying notes are an integral part of these financial statements.

                                      -36-
[NO HARD COPY FOR THIS PAGE]???????????????????????????????????????????????????

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1994

                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST              FAIR VALUE
---------------------                                  ------------------         ------------         -----------
A.C. Liquidating Corporation                               February 1985
  -4,885 shares of 10% Series C
   cumulative preferred stock                                                     $    488,500         $    250,000
  -10% secured promissory notes                                                        200,000              200,000

Allied Waste Industries, Inc. (NASDAQ - AWIN)                 March 1989
  -460,599 shares of common stock                                                    1,594,282            1,711,563
  -150,000 shares of Series C convertible
   preferred stock                                                                     750,000              750,000
  -79,667 shares of 8% Series D convertible
   preferred stock                                                                   1,195,005            1,195,005
  -2,012 shares of 9% cumulative convertible
   preferred stock                                                                   2,000,000            2,012,000
  -9% subordinated bridge loan                                                       1,000,000            1,000,000
  -Warrants to buy up to 48,438, 125,000, 150,000,
   22,000 and 15,000 shares of common stock at $3.63,
   $5.00, $5.00, $6.00 and $13.50 per share, respectively
   through June 1997, August 1999, May 1998, February 1998 and
   February 1997, respectively                                                           -                    -

Brazos Sportswear, Inc.                                    February 1989
  -166,250 shares of common stock                                                    1,330,000            1,800,000
  -12% senior subordinated debenture                                                 3,350,000            3,350,000
  -10% subordinated promissory note                                                    178,500              178,500
  -1,000 shares of common stock of GCS RE, Inc.                                        132,910              132,910
  -87,632 shares of common stock of Sports/Leisure, Inc.                                82,734               11,392
  -8% unsecured promissory note, due from
   Sports/Leisure, Inc.                                                                  9,296                9,296
  -Warrants to buy up to 64,715 shares of common stock
   at $0.01 per share through December 2004                                               -                 700,000

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1994
                                   (Continued)
                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST              FAIR VALUE
---------------------                                  ------------------         ------------         -----------
Cardiovascular Ventures, Inc.                              November 1991
  -150,000 shares of Series A convertible
   preferred stock                                                                $    375,000         $    375,000
  -214,286 shares of Series B convertible
   preferred stock                                                                     750,001              750,001
  -56,717 shares of Series C convertible
   preferred stock                                                                     248,137              248,137

Champion Healthcare Corporation                            December 1990
  (AMEX-CHC)
  -205,292 shares of common stock                                                      129,761            1,334,398
  -2,303,380 shares of Series A convertible
   preferred stock                                                                   2,303,380            3,921,625
  -29,202 shares of Series B convertible
   preferred stock                                                                     344,589              379,626
  -3,601 shares of Series C convertible
   preferred stock                                                                      64,818               64,818
  -83,333 shares of Series D convertible
   preferred stock                                                                   1,499,994            1,499,994
  -11% senior subordinated note                                                      1,500,000            1,500,000
  -Warrants to buy up to 5,246 shares of
   common stock at $5.90 per share through
   June 1, 1999                                                                           -                   3,148
  -Warrants to buy up to 45,000 shares of
   common stock at $9 per share through
   December 31, 2003                                                                      -                    -

CogniSeis Development, Inc.                                   March 1987
  -183,819 shares of common stock                                                      185,074              816,973
  -41,181 shares of Series A
   convertible preferred stock                                                          41,462              183,027

David's Supermarkets, Inc.                                 February 1990
  -735,000 shares of common stock                                                      735,000                -
  -333,445 shares of 3.5% junior preferred stock                                     3,334,450            3,334,450
  -Warrants to buy up to 538,462 shares of common
   stock at $1 per share through April 21, 2000                                            -                  -

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1994
                                  (Continued)
                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST              FAIR VALUE
---------------------                                  ------------------         ------------         -----------
Drypers Corporation (NASDAQ - DYPR)                            July 1991
  -1,096,892 shares of common stock                                                $ 6,400,132          $10,968,920
  -Warrants to buy up to 6,634 shares
   of common stock at $4 per share
   through June 30, 1998                                                                  -                  39,804

Garden Ridge Corporation(formerly                              July 1992
 Garden Ridge Pottery Corp.)
  -71,506 shares of common stock                                                       675,179            1,966,415
  -59,207 shares of preferred stock                                                    355,242              355,242
  -12% senior subordinated promissory note                                             666,660              666,660
  -Prime +3%, minimum 9.5% per annum
   subordinated promissory notes                                                     2,529,011            2,529,011
  -Options to acquire up to 17,266 shares of
   common stock at $12 per share through
   July 16, 2002                                                                          -                 267,623
  -Warrants to buy 6,666 shares of common stock
   at $30 per share through December 20, 2003                                             -                   -

Industrial Equipment Rentals, Inc.                             June 1993
  -182,230 shares of common stock                                                        1,822                1,822
  -5,371 shares junior preferred stock                                                 537,100              537,100
  -12% subordinated debenture                                                        1,077,778            1,077,778

Midway Airlines Corporation                                  August 1993
  -371,730 shares of common stock                                                    1,205,516                -
  -225,771 shares of junior preferred stock                                          2,257,710                -
  -7% secured note due from other shareholders                                         480,000              480,000

NCI Building Systems, Inc. (NASDAQ - BLDG)                    April 1989
  -275,000 shares of common stock                                                      439,405            4,743,750

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1994
                                   (Continued)
                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST              FAIR VALUE
---------------------                                  ------------------         ------------         -----------
Restaurant Development Group, Inc.                             June 1987
  -610,909 shares of Class A common stock                                           $2,891,156           $1,300,000
  -14% promissory note, face amount $350,000                                           275,000              350,000
  -Prime +2% promissory note                                                           639,122              639,122
  -Warrants to buy up to 150,000 and 62,500
   shares of common stock at $2.80 and $3
   per share through November 1996 and
   April 1998, respectively                                                               -                   -

Travis International, Inc.                                 December 1986
  -171,284 shares of common stock                                                      560,290            3,853,890

USA Waste Services, Inc. (NYSE - UW)                       December 1990
  -49,444 shares of common stock                                                       213,598              562,425

Video Rental of Pennsylvania, Inc.                          January 1988
  -125,000 shares of common stock                                                      125,000              500,000
  -125,000 shares of 9% redeemable
   preferred stock                                                                     125,000              125,000
  -14% promissory notes                                                                 40,625               40,625
  -10% secured promissory note                                                       2,545,000            2,545,000
  -10,000 shares of common stock
   of Equus Video Corporation                                                           25,000               25,000

Williams & Mettle Co.                                       October 1989
  -657,895 shares common stock                                                           6,579                -
  -138,475 shares Series A convertible
   preferred stock                                                                     553,900                -
  -237,126 shares Series B convertible
   preferred stock                                                                     396,000              198,000
  -12% subordinated promissory note                                                    472,500              472,500
  -Junior participation in prime + 1.75% note                                          412,576              412,576
  -Warrant to buy 456,718 shares of common
   stock at $0.01 per share through December
   21, 1999                                                                               -                    -

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1994
                                   (Continued)
                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST              FAIR VALUE
---------------------                                  ------------------         ------------         -----------
Yellow Cab Service Corporation                             December 1985
  -1,006,701 shares of common stock                                               $     51,432      $         -
  -3% subordinated promissory note,
   face amount aggregating $1,655,014                                                1,566,000                -
  -3% subordinated promissory note                                                   3,517,083            1,750,000
                                                                                  ------------         ------------

     Total                                                                         $54,864,309          $64,120,126
                                                                                   ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                      -41-

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


(1)      ORGANIZATION AND BUSINESS PURPOSE

         Equus II Incorporated (the "Fund"), a Delaware corporation with perpetual existence, was formed by Equus Investments II, L.P. (the "Partnership") on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund trade on the American Stock Exchange under the symbol EQS.

         On June 30, 1993, Equus Investments Incorporated ("EQI"), a Delaware corporation and corporate business development company was merged with and into the Fund. Each share of EQI was converted into 0.54 of a share of the Fund's common stock. The Fund issued 1,147,137 additional shares of common stock, net of 130 shares redeemed in lieu of fractional shares, in connection with the merger. The merger of EQI into the Fund was recorded as a pooling of interests for financial statement reporting purposes.

         The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to acquire other businesses, including leveraged buyouts. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

(2)      MANAGEMENT

         The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company entered into a Sub-Adviser Agreement with Equus Capital Corporation, a Delaware corporation (the "Sub-Adviser"), pursuant to which the Sub-Adviser provides certain investment advisory services for the Fund, including preparing the Fund's quarterly net asset valuations. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $50,000, $50,000 and $72,370, are included in the accompanying Statements of Operations for the years ended December 31, 1995, 1994 and 1993, respectively.

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

         Included in "Deferred management incentive fees" in the accompanying Balance Sheets are $4,295,335 and $3,017,740 of accrued management incentive fees at December 31, 1995 and 1994, respectively. Such fees are calculated on the net unrealized appreciation of investments in portfolio

                                      -42-

securities and will not be paid until such appreciation is realized. Deferred management incentive fee expense (income) of $1,277,595, $(582,622) and $1,947,330 related to increases (decreases) in unrealized appreciation on portfolio securities are included in the accompanying Statements of Operations for the three years ended December 31, 1995. Current management incentive fee expense reimbursement of $203,250 is included in the accompanying Statement of Operations for the year ended December 31, 1993.

         The Sub-Adviser is a wholly-owned subsidiary of the Management Company and the Management Company is controlled by a privately-owned corporation.

         As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Certain officers and directors of the Fund serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service.

(3)      SIGNIFICANT ACCOUNTING POLICIES

         Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Sub-Adviser, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, $68,098,481 (including $26,862,806 in publicly-traded securities, net of a $5,642,282 Valuation Discount) and $58,813,951 (including $18,359,084 in publicly-traded securities, net of a $4,723,312 Valuation Discount) at December 31, 1995 and 1994, respectively, the Sub-Adviser's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments. Such management incentive fees are recorded in total on the Fund's Balance Sheets. See Note 2 above.

         Investment Transactions - Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

         Cash Flows - For purposes of the Statements of Cash Flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

         Income Taxes - No provision for Federal income taxes has been made in the accompanying financial statements as the Fund has qualified for pass-through treatment as a "regulated investment company" under Subchapter M of the Internal Revenue Code of 1986. As such, all net income is allocable to the stockholders for inclusion in their respective tax returns. Net capital losses are not allocable to the shareholders but can be carried over to offset future earnings of the Fund.
                                      -43-

(4)      BOOK TO TAX RECONCILIATION

         During 1993, the Fund adopted Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had net investment income during 1995 of $188,304 for tax purposes. A dividend of such income will be declared and distributed during 1996. The Fund had a net investment loss for tax purposes for the years ended December 31, 1994 and 1993, and therefore distributed no net investment income. The Fund, for book purposes, has undistributed net capital gains of $2,583,206 in the accompanying Balance Sheet at December 31, 1995. However, for tax purposes, the Fund has distributed all of its net realized capital gains except for $9,995 which the Fund anticipates will be distributed in 1996. The following is a reconciliation of the difference in the Fund's net realized gain (loss) on the sale of portfolio securities for book and tax purposes.

                                                                                  1995                 1994                 1993
                                                                              -----------          -----------          -----------
Net realized gain (loss) on the sales of portfolio
  securities, book ..................................................         $ 7,668,524          $  (350,309)         $(2,457,906)
EQI net realized loss through date of merger ........................                --                   --              5,819,691
Reversal of amounts previously written off ..........................              48,838                 --                   --
Tax basis in Gulf Coast Entertainment Corporation ...................                --                   --               (220,223)
Utilization of capital loss carryforwards ...........................          (1,892,377)                --             (2,637,211)
Effect of EQI Section 382 limitation on capital
  loss carryforwards ................................................                --                   --              1,542,065
                                                                              -----------          -----------          -----------
Net realized gain (loss) on the sales of
  portfolio securities, tax .........................................         $ 5,824,985          $  (350,309)         $ 2,046,416
                                                                              ===========          ===========          ===========

(5)      DIVIDENDS

         The Fund declared dividends of $5,814,990 ($2.00 per share), $763,268 ($0.25 per share) and $2,049,038 ($0.68 per share) during 1995, 1994 and 1993, respectively. The Fund adopted a policy effective in 1995, to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1994 dividend was paid in cash and represented a return of capital. The 1995 and 1993 dividends, which represented the Fund's net capital gains for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in December 1995 and January 1994. The Fund paid $2,753,180 and $662,594 in cash and issued 231,080 and 85,981 additional shares of stock at $13.25 and $16.125 per share, in December 1995 and January 1994, respectively, in connection with such dividends.

(6)      TEMPORARY CASH INVESTMENTS

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts earning interest at rates ranging from 3.50% to 5.30% at December 31, 1995. The following is a list of temporary cash investments at December 31, 1995:

Broadcort Money Plus ......................................          $     1,338
Dreyfus Cash Management Fund ..............................               58,141
Dreyfus Treasury Cash Management Fund .....................           60,026,074
First Interstate Bank of Texas, N.A .......................               85,353
Great Hall Money Market ...................................                8,211
Pitkin County Bank ........................................               53,477
                                                                     -----------
    Total money market accounts ...........................          $60,232,594

(7)      PORTFOLIO SECURITIES

         During the year ended December 31, 1995, the Fund invested $11,917,308 in five new companies and made follow-on investments of $2,734,411 in seven portfolio companies, including $865,909 in accrued interest, dividends and conversion inducement payments received in the form of additional portfolio securities. In addition, the Fund realized capital gains of $7,668,524 during the year ended December 31, 1995.

         During the year ended December 31, 1994, the Fund made follow-on investments of $9,532,649 in nine portfolio companies, and realized $350,309 of net capital losses from the sale of a portion of its investment in five portfolio companies.

         During the year ended December 31, 1993, the Fund made follow-on investments of $11,285,430 in six portfolio companies and invested $3,974,700 in two new companies. The Fund realized $2,457,906 of net capital losses from the sale or disposition of all or a portion of its investments in nine portfolio companies during the year ended December 31, 1993.

(8)      DEFERRED REORGANIZATION COSTS

         The Fund paid $117,300 in expenses related to the formation of the Fund and is amortizing such amount over 5 years. The Fund also paid $100,000 in expenses related to the formation of EQI. At the time of the merger into the Fund, EQI had $60,000 of such expenses which had not been amortized. The Fund amortized such balance in full on June 30, 1993. Accumulated amortization of such expenses totaled $182,110 and $158,650 at December 31, 1995 and 1994, respectively.

(9)      NOTES PAYABLE TO BANK

         The Fund had a $60,000,000 line of credit promissory note with a bank, with interest payable at the prime rate, at December 31, 1995. The prime rate was 8.5% at December 31, 1995. This note matures on July 15, 1996. The Fund had $60,000,000 and $45,000,000 outstanding on such note at December 31, 1995 and 1994, respectively, that was secured by $60,000,000 and $45,000,000 of the Fund's temporary cash investments at December 31, 1995 and 1994. The average daily balance outstanding on such line of credit during 1995, 1994 and 1993 was $2,079,452, $978,082 and $821,918, respectively. The Fund paid $75,000, $56,250 and $56,250 in commitment fees on such notes in 1995, 1994 and 1993, which were deferred and are being amortized over the twelve month commitment period. Amortization expense related to such fees is included in "Interest expense" in the accompanying Statements of Operations for each of the three years ended December 31, 1995.

         The Fund also had a $13,000,000 revolving line of credit from a bank, with interest payable at prime. The outstanding balance on such line of credit was $5,750,000 and $600,000 at December 31, 1995 and 1994, respectively. The revolving line of credit is due on December 31, 1996. The average daily balance outstanding on such note during 1995 and 1994 was $759,863 and $16,438, respectively. The Fund paid facility fees of $3,125 and $6,250 to the bank for such revolving line of credit during 1995 and 1994, respectively, which are included in interest expense for the years ended December 31, 1995 and 1994. The line of credit is secured by a portion of the Fund's investment in Allied Waste Industries, Inc., Champion Healthcare Corporation, Drypers Corporation, Garden Ridge Corporation and NCI Building Systems, Inc. Subsequent to December 31, 1995, the Fund received a commitment for a new $20,000,000 revolving line of credit with another bank which will replace its $13,000,000 line of credit.

(10)     COMMITMENTS AND CONTINGENCIES

         On June 22, 1994, the Board of Directors of the Fund approved a stock repurchase program. Stock acquired under the repurchase program is cancelled. Through December 31, 1994, the Fund repurchased on the open market and cancelled 46,200 shares of its stock for $640,159. Such stock was repurchased at an average discount of 28.74% from its net asset value. During 1995, the Board of Directors of the Fund authorized the repurchase of additional stock, and the Fund repurchased and cancelled 145,500 shares of its stock for $1,993,642. The stock repurchased in 1995 was repurchased at an average discount of 33.61% from its net asset value.

         The Fund has made commitments to invest, under certain circumstances, up to an additional $1,550,000 in American Residential Services, Inc., $5,000,000 in BSI Holdings, Inc., $2,500,000 in Drypers Corporation and $565,500 in GCS RE, Inc. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment. In addition, the Fund has committed to invest up to $8,600,000 in two new companies.

         Certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(11)     SUBSEQUENT EVENTS

         Subsequent to December 31, 1995, the Fund sold 32,759 shares of Tech-Sym Corporation for $1,029,900, realizing a net capital gain of $911,655 on such sale.

         On January 2, 1996, the Fund exercised its warrants to acquire 163,044 shares of Allied Waste Industries, Inc. ("AWIN") on a net exercise basis. This resulted in the Fund receiving 56,054 shares of AWIN which were paid for by tendering the remaining 106,990 shares to AWIN. On January 26, 1996, the Fund sold the 56,054 shares of common stock along with an additional 70,000 shares of AWIN common stock in AWIN'S secondary offering. The Fund received proceeds of $813,679 resulting in a realized capital gain of $461,917.

         In January 1996, the Fund advanced an additional $100,000 to American Residential Services, Inc. under a $200,000 prime rate promissory note.

         Subsequent to December 31, 1995, the Fund repaid $61,900,000 of notes payable to the bank.

         Subsequent to December 31, 1995, the Fund intends to file a registration statement for a rights offering. Under the proposed rights offering, the Fund would issue each existing shareholder a right to buy one share of stock for every three shares currently owned. It is anticipated that the rights offering shares would be offered at a discount from the market price at the beginning of the offering period. The proceeds from the rights offering would be used to repay debt and to fund the commitments the Fund has made for new and follow-on investments.

                                      -47-
[NO HARD COPY FOR THIS PAGE]????????????????????????????????????????????????????
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information about the Directors and Executive Officers of the Registrant is incorporated by reference to the Fund's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 1996 (the "1996 Proxy Statement").

ITEM 11.          EXECUTIVE COMPENSATION.

         Information regarding Executive Compensation is incorporated by reference to the Fund's 1996 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund's 1996 Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund's 1996 Proxy Statement.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS                                              PAGES

         Report of Independent Public Accountants .......................   25

         Balance Sheets
         at December 31, 1995 and 1994 ..................................   26

         Statements of Operations for the years
         ended December 31, 1995, 1994 and 1993 .........................   27

         Statements of Changes in Net Assets for the
         years ended December 31, 1995, 1994 and 1993 ...................   28

         Statements of Cash Flows for the years ended
         December 31, 1995, 1994 and 1993 ...............................   29

         Supplemental Information-Selected Per Share
         Data and Ratios for the five years ended
         December 31, 1995 ..............................................   31

         Schedule of Portfolio Securities
         at December 31, 1995 ...........................................   32

         Schedule of Portfolio Securities
         at December 31, 1994 ...........................................   37

         Notes to Financial Statements ..................................   42

         All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable, not present or not present in amounts sufficient to require submission of the schedule.

(a)(3)   EXHIBITS

3.       Articles of Incorporation and by-laws

         (a) Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991]

         (b) Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Exhibit 3(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993]

         (c)      Amended and Restated Bylaws of the Fund.

10.      Material Contracts

         (a) Form of Management Agreement between the Fund and Equus Capital Management Corporation. [Form N-14, Exhibit 6(c) to the Registration Statement file number 33- 60118]

         (b) Form of Sub-Adviser Agreement between Equus Capital Management Corporation and Equus Capital Corporation. [Form N-14, Exhibit 5(c) to the Registration Statement, file number 33-42621]

         (c) Agreement and Plan of Merger dated March 26, 1993 [Form N-14, Exhibit A to the Joint Proxy Statement and Prospectus, file number 33-60118]

         (d) First Amendment to Agreement and Plan of Merger, dated May 5, 1993 [Form N-14, Exhibit B to the Registration Statement, file number 33-60118]

         (e) Second Amendment to Agreement and Plan of Merger, dated June 15, 1993 [Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993]

         (f) Form of Safekeeping Agreement with Southwest Guaranty Trust Company. [Form N-14, exhibit 6 to the Registration Statement, file number 33-42621]

(b)      REPORTS ON FORM 8-K
                                      -49-
[NO HARD COPY FOR THIS PAGE]????????????????????????????????????????????????????
                  No reports on Form 8-K were filed by the Fund during the last quarter of the period covered by this report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                                    EQUUS II INCORPORATED

                                                 /S/  NOLAN LEHMANN
Date:  February 29, 1996                              Nolan Lehmann, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                              DATE


/S/GREGORY J. FLANAGAN            Director                     February 29, 1996
 (Gregory J. Flanagan)


/S/ROBERT L. KNAUSS               Director                     February 29, 1996
 (Robert L. Knauss)


/S/GARY R. PETERSEN               Director                     February 29, 1996
 (Gary R. Petersen)


/S/JOHN W. STORMS                 Director                     February 29, 1996
 (John W. Storms)


/S/FRANCIS D. TUGGLE              Director                     February 29, 1996
 (Francis D. Tuggle)


/S/EDWARD E. WILLIAMS             Director                     February 29, 1996
 (Edward E. Williams)


/S/NOLAN LEHMANN                  President and Director       February 29, 1996
 (Nolan Lehmann)                  (principal financial
                                  and accounting officer)


/S/SAM P. DOUGLASS                Chairman of the Board and    February 29, 1996
 (Sam P. Douglass)                Chief Executive Officer
                                  (principal executive officer)

                                INDEX TO EXHIBITS



3. Articles of Incorporation and by-laws                                 PAGE

(a) Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Exhibit 3(a) to Registrant's
         Annual Report on Form 10-K for the year ended
         December 31, 1991]

(b) Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated
         [Exhibit 3(c) to Registrant's Annual Report on Form
         10-K for the year ended December 31, 1993]

(c)      Amended and Restated Bylaws of the Fund..........................52

10.      Material Contracts

(a)      Form of Management Agreement between the Fund and
         Equus Capital Management Corporation. [Form N-14,
         Exhibit 6(c) to the Registration Statement file number 33-60118]

(b)      Form of Sub-Adviser Agreement between Equus Capital
         Management Corporation and Equus Capital
         Corporation. [Form N-14, Exhibit 5(c) to the
         Registration Statement, file number 33-42621]

(c)      Agreement and Plan of Merger dated March 26, 1993
         [Form N-14, Exhibit A to the Joint Proxy Statement and Prospectus, file number 33- 60118]

(d) First Amendment to Agreement and Plan of Merger, dated May 5, 1993 [Form N-14, Exhibit B to the
         Registration Statement, file number 33- 60118]

(e) Second Amendment to Agreement and Plan of Merger, dated June 15, 1993 [Exhibit 10(e) to Registrant's
         Annual Report on Form 10-K for the year ended
         December 31, 1993]

(f)      Form of Safekeeping Agreement with Southwest
         Guaranty Trust Company. [Form N-14, exhibit 6 to the Registration Statement, file number 33-42621]