Form 10-Q
period 1996-03-31
EQUUS II INC ET AL
filed 1996-05-15
CIK 878932

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                                        or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $45,147,755 computed on the basis of $14.625 per share, closing price of the common stock on the American Stock Exchange, Inc. on May 7, 1996. There were 3,138,575 shares of the registrant's common stock, $.001 par value, outstanding, as of May 7, 1996. The net asset value of a share at March 31, 1996 was $23.29.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX
PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements

          Balance Sheets

          - March 31, 1996 and December 31, 1995 ........................    1

          Statements of Operations

          - For the three months ended March 31, 1996 and 1995 ..........    2

          Statements of Changes in Net Assets

          - For the three months ended March 31, 1996 and 1995 ..........    3

          Statements of Cash Flows

          - For the three months ended March 31, 1996 and 1995 ..........    4

          Selected Per Share Data and Ratios

          - For the three months ended March 31, 1996 and 1995 ..........    6

          Schedule of Portfolio Securities

          - March 31, 1996 ..............................................    7

          Notes to Financial Statements .................................   12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................   18

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .............   21

Item 6. Exhibits and Reports on Form 8-K ................................   22

SIGNATURE ...............................................................   22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                                                                   1996                     1995
                                                                                               ------------             ------------
ASSETS
Investments in portfolio securities at fair value
     (cost $74,803,845 and $63,635,092, respectively) ............................             $ 95,846,513             $ 71,610,360
Temporary cash investments, at cost which
     approximates fair value .....................................................               58,174,832               60,232,594
Cash .............................................................................                    6,146                    7,267
Accounts receivable ..............................................................                    7,085                    1,326

Accrued interest receivable ......................................................                  697,418                  525,939
Commitment fees ..................................................................                   70,000                   37,500
Deferred reorganization costs ....................................................                   29,325                   35,190
                                                                                               ------------             ------------
         Total assets ............................................................              154,831,319              132,450,176
                                                                                               ------------             ------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ............................................................                  196,809                  242,286
     Due to management company ...................................................                  464,661                  309,266
     Deferred management incentive fee ...........................................                7,066,824                4,295,335
     Notes payable to bank .......................................................               74,002,477               65,750,000
                                                                                               ------------             ------------
         Total liabilities .......................................................               81,730,771               70,596,887
                                                                                               ------------             ------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued or outstanding ...............................                     --                       --
     Common stock, $.001 par value, 10,000,000 shares
       authorized, 3,138,575 shares issued and
       outstanding ...............................................................                    3,139                    3,139
     Additional paid-in capital ..................................................               48,185,700               51,291,676
     Undistributed net investment income .........................................                     --                       --
     Undistributed net capital gains .............................................                3,869,041                2,583,206
     Unrealized appreciation of portfolio securities, net ........................               21,042,668                7,975,268
                                                                                               ------------             ------------
         Total net assets ........................................................             $ 73,100,548             $ 61,853,289
                                                                                               ============             ============
         Net assets per share ....................................................             $      23.29             $      19.71
                                                                                               ============             ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                                                                   1996                    1995
Investment income:
   Income from portfolio securities ..............................................            $    479,888             $    496,244
   Interest from temporary cash investments ......................................                  29,471                   31,628
                                                                                              ------------             ------------
      Total investment income ....................................................                 509,359                  527,872
                                                                                              ------------             ------------
Expenses:
   Management fee ................................................................                 365,503                  302,779
   Management incentive fee ......................................................                  99,158                     --
   Deferred management incentive fee .............................................               2,771,489                 (125,633)
   Director fees and expenses ....................................................                  50,649                   46,483
   Professional fees .............................................................                  27,064                   41,707
   Administrative fees ...........................................................                  12,500                   12,500
   Mailing, printing and other expenses ..........................................                  36,212                   64,874
   Interest expense ..............................................................                 240,555                   65,751
   Franchise taxes ...............................................................                   6,340                    8,115
   Amortization ..................................................................                   5,865                    5,865
                                                                                              ------------             ------------
      Total expenses .............................................................               3,615,335                  422,441
                                                                                              ------------             ------------
Net investment income (loss) .....................................................              (3,105,976)                 105,431
                                                                                              ------------             ------------
Realized gain on sales of portfolio
   securities, net ...............................................................               1,285,835                1,476,179
                                                                                              ------------             ------------
Unrealized appreciation of portfolio securities, net:
   End of period .................................................................              21,042,668                7,151,473
   Beginning of period ...........................................................               7,975,268                9,255,817
                                                                                              ------------             ------------
      Increase (decrease) in unrealized appreciation, net ........................              13,067,400               (2,104,344)
                                                                                              ------------             ------------
Total increase (decrease) in net assets from
   operations ....................................................................            $ 11,247,259             $   (522,734)
                                                                                              ============             ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                                                                1996                        1995
                                                                                            ------------               ------------
Operations:
   Net investment income (loss) ..............................................              $ (3,105,976)              $    105,431
   Realized gain on sales of
      portfolio securities, net ..............................................                 1,285,835                  1,476,179
   Increase (decrease) in unrealized appreciation
      of portfolio securities, net ...........................................                13,067,400                 (2,104,344)
                                                                                            ------------               ------------
      Increase (decrease) in net assets
        from operations ......................................................                11,247,259                   (522,734)
                                                                                            ------------               ------------
Capital transactions:

   Stock repurchased and retired
      under common stock repurchase plan .....................................                      --                     (104,567)
                                                                                            ------------               ------------
      Decrease in net assets from capital
        share transactions ...................................................                      --                     (104,567)
                                                                                            ------------               ------------
Net increase (decrease) in net assets ........................................                11,247,259                   (627,301)

Net assets at beginning of period ............................................                61,853,289                 60,880,364
                                                                                            ------------               ------------
Net assets at end of period ..................................................              $ 73,100,548               $ 60,253,063
                                                                                            ============               ============

     The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                                                                        1996               1995
                                                                                                   ------------        ------------
Cash flows from operating activities:
      Interest and dividends received ......................................................       $    245,624        $    408,677
      Cash paid to management company, directors,
        bank and suppliers .................................................................           (760,563)           (544,701)
                                                                                                   ------------        ------------
        Net cash used by operating activities ..............................................           (514,939)           (136,024)
                                                                                                   ------------        ------------
Cash flows from investing activities:
      Purchase of portfolio securities .....................................................        (11,640,000)               --
      Proceeds from sales of portfolio securities ..........................................          1,843,579             885,938
      Principal payments from portfolio companies ..........................................               --                21,520
                                                                                                   ------------        ------------
        Net cash provided (used) by investing activities ...................................         (9,796,421)            907,458
                                                                                                   ------------        ------------
Cash flows from financing activities:
      Advances from bank ...................................................................         70,152,477          96,200,000
      Repayments to bank ...................................................................        (61,900,000)        (92,600,000)
                                                                                                   ------------        ------------
        Net cash provided by financing activities ..........................................          8,252,477           3,600,000
                                                                                                   ------------        ------------
        Net increase (decrease) in cash and cash equivalents ...............................         (2,058,883)          4,371,434

Cash and cash equivalents at beginning of period, excluding $300,000 of temporary cash investments with original maturities of greater than three months
      at December 31, 1994 .................................................................         60,239,861          45,175,967
                                                                                                   ------------        ------------
Cash and cash equivalents at end of period, excluding $300,000 of temporary cash investments with original maturities of greater than three
      months at March 31, 1995 .............................................................       $ 58,180,978        $ 49,547,401
                                                                                                   ============        ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)
                                   (Continued)

                                                                                                       1996                 1995
                                                                                                   ------------        ------------
Reconciliation of increase (decrease) in net assets from operations to net cash used by operating activities:

Increase (decrease) in net assets from operations ..........................................       $ 11,247,259        $   (522,734)

Adjustments to reconcile increase (decrease) in net assets from operations to net cash used by operating activities:
        Realized gain on sale of portfolio
          securities, net ..................................................................         (1,285,835)         (1,476,179)
        Decrease (increase) in unrealized appreciation, net ................................        (13,067,400)          2,104,344
        Increase in accounts receivable ....................................................             (5,759)               (289)
        Accrued interest exchanged for portfolio security ..................................            (86,497)               --
        Increase in accrued interest receivable ............................................           (171,479)           (118,906)
        Amortization of commitment fee .....................................................             37,500              14,062
        Commitment fees paid ...............................................................            (70,000)               --
        Amortization of reorganization costs ...............................................              5,865               5,865
        Decrease in accounts payable .......................................................            (45,477)            (17,568)
        Increase (decrease) in due to
          management company ...............................................................          2,926,884            (124,619)
                                                                                                   ------------        ------------

Net cash used by operating activities ......................................................       $   (514,939)       $   (136,024)
                                                                                                   ============        ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                                                            1996                     1995
                                                                                         ---------                ---------
Investment income ................................................................       $    0.16                $    0.17

Expenses .........................................................................            1.15                     0.14
                                                                                         ---------                ---------
Net investment income (loss) .....................................................           (0.99)                    0.03

Realized gain on sale of
     portfolio securities, net ...................................................            0.41                     0.49

Increase (decrease) in unrealized appreciation
     of portfolio securities, net ................................................            4.16                    (0.69)
                                                                                         ---------                ---------
Increase (decrease) in net assets from
     operations ..................................................................            3.58                    (0.17)
                                                                                         ---------                ---------
Capital transactions:

  Effect of common stock repurchases .............................................         --                          0.02
                                                                                         ---------                ---------
  Net increase in net assets from capital
     transactions ................................................................         --                          0.02
                                                                                         ---------                ---------
Net increase (decrease) in net assets ............................................            3.58                    (0.15)

Net assets at beginning of period ................................................           19.71                    19.94
                                                                                         ---------                ---------
Net assets at end of period ......................................................       $   23.29                $   19.79
                                                                                         =========                =========
Ratio of expenses to average net assets ..........................................            5.36%                    0.70%

Ratio of net investment income (loss)
      to average net assets ......................................................           (4.60)%                   0.17%

Ratio of increase (decrease) in net
     assets from operations to average
     net assets ..................................................................           16.67%                   (0.86)%

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1996
                                   (Unaudited)

                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT               COST             FAIR VALUE
A.C. Liquidating Corporation                               February 1985
  -4,885 shares of 10% Series C
   cumulative preferred stock                                                     $    488,500         $       -
  -10% secured promissory notes                                                        188,014              188,014

Allied Waste Industries, Inc. (NASDAQ - AWIN)                 March 1989
  -1,327,698 shares of common stock                                                  4,965,075           10,839,517
  -Warrants to buy up to 125,000 and
   15,000 shares of common stock at $5.00
   and $13.50 per share, respectively through
   August 1999 and February 1997, respectively                                           -                  116,406

American Residential Services, Inc.                        December 1995
  -Prime+1/4% convertible promissory note                                              375,000              375,000
  -Warrants to buy up to 100,000 shares of common
   stock at a price to be determined                                                      -                    -

BSI Holdings, Inc.                                         February 1989
  -166,250 shares of common stock                                                    1,330,000            1,800,000
  -12% senior subordinated debenture                                                 3,350,000            3,350,000
  -10% subordinated promissory note                                                    178,500              178,500
  -Warrants to buy up to 64,715 shares of common stock
   at $0.01 per share through December 2004                                               -                 700,000
  -1,000 shares of common stock of GCS RE, Inc.                                        132,910              132,910

Cardiovascular Ventures, Inc.                              November 1991
  -150,000 shares of Series A convertible
   preferred stock                                                                     375,000              375,000
  -214,286 shares of Series B convertible
   preferred stock                                                                     750,001              750,001
  -56,717 shares of Series C convertible
   preferred stock                                                                     248,137              248,137

Carruth-Doggett Industries, Inc.                           December 1995
  -10% senior subordinated promissory note                                           2,250,000            2,250,000
  -Warrant to buy up to 33,333 shares
   of common stock at $0.01 per share
   through December 14, 2005                                                              -                    -
  -Warrant to buy up to 333 shares of
   common stock of CDE Corp at $0.01
   per share through December 14, 2005                                                    -                    -

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1996
                                   (Unaudited)
                                   (Continued)

                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT               COST             FAIR VALUE
Champion Healthcare Corporation
 (AMEX - CHC)                                              December 1990
  -1,038,944 shares of common stock                                               $  3,371,395         $  7,878,064
  -3,601 shares of Series C convertible
   preferred stock                                                                      64,818               64,818
  -83,333 shares of Series D convertible
   preferred stock                                                                   1,499,994            1,499,994
  -11% senior subordinated note                                                      1,500,000            1,500,000
  -Warrants to buy up to 5,246 shares of
   common stock at $5.90 per share through
   June 1, 1999                                                                           -                   -
  -Warrants to buy up to 45,000 shares of
   common stock at $9 per share through
   December 31, 2003                                                                      -                   -

David's Supermarkets, Inc.                                 February 1990
  -735,000 shares of common stock                                                      735,000              450,000
  -333,445 shares of 3.5% junior preferred stock                                     3,334,450            3,334,450
  -Warrants to buy up to 538,462 shares of common
   stock at $1 per share through April 21, 2000                                            -                  -

Drypers Corporation (NASDAQ - DYPR)                            July 1991
  -1,096,892 shares of common stock                                                  6,400,132            2,850,434
  -25,000 shares of 7.5% convertible preferred stock                                 2,500,000            5,687,500
  -Warrants to buy up to 6,634 shares
   of common stock at $4 per share
   through June 30, 1998                                                                   -                   -

Enterprises Holding Company                                   March 1996
  -24,810 shares of Series A preferred stock                                         2,481,000            2,481,000
  -190 shares of Series B preferred stock                                               19,000               19,000
  -12% promissory note                                                               4,800,000            4,800,000

Garden Ridge Corporation (NASDAQ - GRDG)                       July 1992
  -333,471 shares of common stock                                                    1,061,018           14,042,426

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1996
                                   (Unaudited)
                                   (Continued)

                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT               COST             FAIR VALUE
Hot & Cool Holdings, Inc.                                     March 1996
  -12% subordinated promissory note                                               $  1,300,000         $  1,300,000
  -Warrants to buy up to 14,942 shares of
   common stock at $.01 per share
   through March 2006                                                                     -                    -

Industrial Equipment Rentals, Inc.                             June 1993
  -182,230 shares of common stock                                                        1,822                1,822
  -5,371 shares of junior preferred stock                                              537,100              537,100
  -67,500 shares of Series B senior convertible
   preferred stock                                                                     250,050              250,050
  -12% subordinated debenture                                                        1,077,778            1,077,778
  -9% senior subordinated debenture                                                    499,950              499,950

Midway Airlines Corporation                                  August 1993
  -452,392 shares of Class C common stock                                            1,195,616                -
  -274,761 shares of junior preferred stock                                          2,747,610              500,000
  -12% subordinated note                                                               271,000              271,000
  -Warrants to buy up to 203,250 shares of
   Class C common stock at $.01 per
   share through April 2002                                                               -                    -

NCI Building Systems, Inc. (NASDAQ - BLDG)                    April 1989
  -100,000 shares of common stock                                                      159,783            3,425,000

Restaurant Development Group, Inc.                             June 1987
  -610,909 shares of Class A common stock                                            2,891,156              800,000
  -14% promissory note, face amount $350,000                                           275,000              350,000
  -Prime +2% promissory note                                                           639,122              639,122
  -Warrants to buy up to 150,000 and 62,500
   shares of common stock at $2.80 and $3
   per share through November 1996 and
   April 1998, respectively                                                               -                   -

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1996
                                   (Unaudited)
                                   (Continued)

                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT               COST             FAIR VALUE
Strategic Holdings, Inc.                                  September 1995
  -2,986,408 shares of common stock                                               $  2,986,408        $   2,986,408
  -3,705,900 shares of Series B preferred stock                                      3,705,900            3,705,900
  -1,000 shares of SMIP, Inc. common stock                                             150,000              150,000
  -15% promissory note of SMIP, Inc.                                                   175,000              175,000

Summit/DPC Partners, L.P.                                   October 1995
  -36.11% limited partnership interest                                               2,600,000            2,600,000

Travis International, Inc.                                 December 1986
  -66,784 shares of common stock                                                       534,589            1,502,640
  -104,500 shares of Class A common stock                                               25,701            2,351,250

Video Rental of Pennsylvania, Inc.                          January 1988
  -125,000 shares of common stock                                                      125,000              500,000
  -125,000 shares of 9% redeemable
   preferred stock                                                                     125,000              125,000
  -10% secured promissory note                                                       2,525,000            2,525,000
  -12% secured promissory note                                                         215,000              215,000
  -10,000 shares of common stock
   of Equus Video Corporation                                                           25,000               25,000

Williams & Mettle Co.                                       October 1989
  -657,895 shares of common stock                                                        6,579                -
  -138,475 shares of Series A convertible
   preferred stock                                                                     553,900                -
  -237,126 shares of Series B convertible
   preferred stock                                                                     396,000              396,000
  -12% subordinated promissory note                                                    763,746              763,746
  -Junior participation in prime + 1.75% note                                          512,576              512,576
  -Warrant to buy 456,718 shares of common
   stock at $0.01 per share through December
   21, 1999                                                                               -                    -

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1996
                                   (Unaudited)
                                   (Continued)

                                                            DATE OF
   PORTFOLIO COMPANY                                   INITIAL INVESTMENT               COST             FAIR VALUE
Yellow Cab Service Corporation                             December 1985
  -1,006,701 shares of common stock                                              $      51,432     $          -
  -3% subordinated promissory note,
   face amount aggregating $1,655,014                                                1,566,000                -
  -3% subordinated promissory note                                                   3,517,083            1,750,000
                                                                                  ------------         ------------

     Total                                                                         $74,803,845          $95,846,513
                                                                                   ===========          ===========

   All of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

   In connection with the investments in Allied Waste Industries, Inc., American Residential Services, Inc., BSI Holdings, Inc., Cardiovascular Ventures, Inc., Champion Healthcare Corporation, Drypers Corporation, Enterprises Holding Company and Hot & Cool Holdings, Inc., Industrial Equipment Rentals, Inc., and Strategic Holdings, Inc. investment rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

   As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in A.C. Liquidating Corporation, BSI, Holdings, Inc., Industrial Equipment Rentals, Inc., Restaurant Development Group, Inc., Strategic Holdings, Inc., Video Rental of Pennsylvania, Inc. and Williams & Mettle Co. In addition, Cardiovascular Ventures, Inc., David's Supermarkets, Inc., Drypers Corporation and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair value of the investments in Allied Waste Industries, Inc., Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation include discounts from closing market prices of $1,674,947, $2,251,637, $4,051,188 and $1,213,872, respectively, to reflect the effects of restrictions on the sale of such securities at March 31, 1996. Such discounts total $9,191,644 or $2.93 per share as of March 31, 1996. Income was earned in the amount of $357,571 and $267,129 for the three months ended March 31, 1996 and 1995, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

   As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested except Cardiovascular Ventures, Inc., Midway Airlines Corporation, Summit/DPC Partners, L.P. and Yellow Cab Service Corporation. The Fund provides significant managerial assistance to portfolio companies that comprise 93% of the total value of the investments in portfolio companies at March 31, 1996.

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (Unaudited)

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

(2)      MANAGEMENT

         The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company entered into a Sub-Adviser Agreement with Equus Capital Corporation, a Delaware corporation (the "Sub-Adviser"), pursuant to which the Sub-Adviser provides certain investment advisory services for the Fund, including preparing the Fund's quarterly net asset valuations. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $12,500, is included in the accompanying Statements of Operations for the three months ended March 31, 1996 and 1995.

         The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. The Sub-Adviser receives a fee from the Management Company equal to 50% of the Management Company's net management incentive fee. The management incentive fee is paid or reimbursed quarterly in arrears. Included in "Due to Management Company" in the accompanying Balance Sheet at March 31, 1996, is $99,158 of such management incentive fees.

         Included in "Deferred management incentive fees" in the accompanying Balance Sheets are $7,066,824 and $4,295,335 of accrued management incentive fees at March 31, 1996 and December 31, 1995, respectively. Such fees are calculated on the net unrealized appreciation of investments in portfolio securities and will not be paid until such appreciation is realized. Deferred management incentive fee expense (income) for the three months ended March 31, 1996 and 1995 totaled $2,771,489 and $(125,633), respectively. The deferred management incentive fee is reflected as an expense of the Fund when there is an increase in the Fund's net unrealized appreciation of portfolio securities and is reflected as a reduction in expense to the Fund when there is a decrease in the Fund's net appreciation of portfolio securities. Current management incentive fee expense of $99,158 is included in the accompanying Statement of Operations for the three months ended March 31, 1996.

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

(3)      SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Statements - The financial statements included herein have been prepared without audit and include all adjustments which management considers necessary for fair presentation.

         Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Sub-Adviser, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, $92,421,513 (including $42,979,159 in publicly-traded securities, net of a $9,191,644 Valuation Discount) and $68,098,481 (including $26,862,806 in publicly-traded securities, net of a $5,642,282 Valuation Discount) at March 31, 1996 and December 31, 1995, respectively, the Sub-Adviser's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments. Such management incentive fees are recorded in total on the Fund's Balance Sheets. See Note 2 above.

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

(4) BOOK TO TAX RECONCILIATION

         The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had net
                                      -13-

investment income during 1995 of $188,304 for tax purposes. A dividend of such income will be declared and distributed during 1996. The Fund had a net investment loss for tax purposes for the three months ended March 31, 1996, and therefore has no net investment income to distribute for 1996. The Fund, for book purposes, has undistributed net capital gains of $3,869,041 in the accompanying Balance Sheet at March 31, 1996. However, for tax purposes, the Fund has distributed all of its net realized capital gains except for $1,196,672 which the Fund anticipates will be distributed in 1996. The $1,196,672 is comprised of $1,186,677 of net realized capital gains for the three months ended March 31, 1996 and $9,995 in net realized capital gains from 1995 which have not yet been distributed. The following is a reconciliation of the difference in the Fund's net realized capital gain on the sale of portfolio securities for book and tax purposes for the three months ended March 31, 1996 and 1995, respectively.
                                                       1996             1995
                                                    -----------     -----------
Net realized gain on the sales of portfolio
  securities, book .............................    $ 1,285,835     $ 1,476,179
Management incentive fee .......................        (99,158)           --
Utilization of capital loss carryforwards ......           --        (1,476,179)
                                                    -----------     -----------
Net realized gain on the sales of
  portfolio securities, tax ....................    $ 1,186,677     $      --
                                                    ===========     ===========
(5)      DIVIDENDS

         The Fund declared no dividends during the three months ended March 31, 1996 and 1995. The Fund adopted a policy effective in 1995 to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The Fund has not adopted any set policy concerning whether dividends will be paid only in cash, only in stock or cash by specific election. If the Fund does not have available cash to pay the minimum dividends it may borrow the required funds or sell some of its portfolio investments.

(6)      TEMPORARY CASH INVESTMENTS

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts earning interest at rates ranging from 3.50% to 4.84% at March 31, 1996. The following is a list of temporary cash investments at March 31, 1996 and December 31, 1995:
                                                        1996             1995
                                                    -----------      -----------
Broadcort Money Plus .........................      $     1,353      $     1,338
Dreyfus Cash Management Fund .................              201           58,141
Dreyfus Treasury Cash Management Fund ........             --         60,026,074
First Interstate Bank of Texas, N.A ..........           75,809           85,353
Great Hall Money Market ......................            8,304            8,211
NationsBank of Texas, N.A ....................       58,035,220             --
Pitkin County Bank ...........................           53,945           53,477
                                                    -----------      -----------
    Total money market accounts ..............      $58,174,832      $60,232,594
                                                    ===========      ===========
                                      -14-
(7)      PORTFOLIO SECURITIES

         During the three months ended March 31, 1996, the Fund invested $8,600,000 in two new companies and made follow-on investments of $3,876,497 in five portfolio companies, including $86,497 in accrued interest received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants. In addition, the Fund realized net capital gains of $1,285,835 during the three months ended March 31, 1996.

         During the three months ended March 31, 1995, the Fund made no investments in portfolio securities, but sold 92,200 shares of NCI Building Systems, Inc. common stock for $1,623,500 realizing a capital gain of $1,476,179.

(8)      DEFERRED REORGANIZATION COSTS

         The Fund paid $117,300 in expenses related to the formation of the Fund and is amortizing such amount over 5 years. Accumulated amortization of such expenses totaled $87,975 and $82,110 at March 31, 1996 and December 31, 1995, respectively.

(9)      NOTES PAYABLE TO BANK

         The Fund had a $60,000,000 line of credit promissory note with a bank, with interest payable at the prime rate, at December 31, 1995. The prime rate was 8.5% at December 31, 1995. The Fund had $60,000,000 outstanding on such note at December 31, 1995, that was secured by $60,000,000 of the Fund's temporary cash investments. The Fund paid a $75,000 commitment fee on such note in 1995, which was deferred and amortized over the commitment period. Amortization expense related to such fees is included in "Interest expense" in the accompanying Statements of Operations for the three months ended March 31, 1995.

         In March 1996, the Fund entered into a new $65,000,000 line of credit promissory note with a bank, with interest payable at 1% over the rate earned in its money market account. The Fund had $58,000,000 outstanding on such note at March 31, 1996, that was secured by $58,000,000 of the Fund's temporary cash investments. The Fund paid a $50,000 commitment fee in 1996, which was deferred and is being amortized over the commitment period. The note matures on April 4, 1997.

         The Fund also had a $13,000,000 revolving line of credit from a bank, with interest payable at prime, of which $5,750,000 was outstanding at December 31, 1995. The Fund paid facility fees of $3,125 and $6,250 to the bank for such revolving line of credit during 1995 and 1994, respectively, which are included in interest expense for the years ended December 31, 1995 and 1994. The line of credit was secured by a portion of the Fund's investment in Allied Waste Industries, Inc., Champion Healthcare Corporation, Drypers Corporation, Garden Ridge Corporation and NCI Building Systems, Inc.

         On March 18, 1996, the Fund entered into a new $20,000,000 revolving line of credit with another bank which replaced its $13,000,000 line of credit. The Fund had $16,002,477 outstanding under such line of credit at March 31, 1996, which is secured by the Fund's investments in portfolio securities. The Fund paid a $20,000 commitment fee in connection with such loan which was deferred and will be amortized over the commitment period which ends April 4, 1997. The outstanding balance on the loan bears interest at prime + 1/4% to 3/4%. The fund also pays 1/4% interest on the unused portion of the line of credit.

         The average daily balances outstanding on the Fund's notes payable during the three months ended March 31, 1996 and 1995, were $9,626,728 and $2,369,231, respectively.
                                      -15-
(10)     STOCK REPURCHASE PLAN

         During 1995, the Board of Directors of the Fund authorized the repurchase of additional shares of the Fund's common stock, and during the three months ended March 31, 1995, the Fund repurchased and cancelled 8,200 shares of its stock for $104,667. The stock repurchased in 1995 was repurchased at an average discount of 33.65% from its net asset value.

(11)     RIGHTS OFFERING

         On March 5, 1996, the Fund filed a registration statement with the Securities and Exchange Commission for a rights offering. Under the rights offering, the Fund issued each shareholder of record as of April 10, 1996, one right for each share owned, which rights were exercisable to buy one share of stock for every three rights received. The exercise price for shares in the rights offering was $12.75 per share, a 19.7% discount from the market price at the beginning of the offering period which commenced on April 10, 1996. The proceeds from the rights offering will be used to repay debt and to fund the commitments the Fund has made for new and follow-on investments

(12)     COMMITMENTS AND CONTINGENCIES

         The Fund has made commitments to invest, under certain circumstances, up to an additional $1,225,000 in American Residential Services, Inc., $5,000,000 in BSI Holdings, Inc., $565,500 in GCS RE, Inc., $67,830 in Williams & Mettle Co. and $985,000 in Video Rental of Pennsylvania, Inc. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment. In addition, the Fund has committed to invest up to $1,650,000 in a new company.

         On April 1, 1996, an action was filed in federal district court in Houston Texas by two stockholders of the Fund against the directors of the Fund, the Management Company, and the Fund, as nominal defendant, asserting that by approving the rights offering the Management Company and the directors of the Fund violated their fiduciary duties to the Fund's stockholders under the Investment Company Act of 1940 and Delaware common law, that the Fund and the Management Company aided and abetted the breaches of fiduciary duties, and that the directors' approval of the rights offering constitutes unratifiable ULTRA VIRES and illegal conduct. The plaintiffs seek to have the action certified as a class action on behalf of all of the stockholders of the Fund but do not specify the amount of any damages that have been suffered. No answers have been filed to the complaint, but the Fund and the Management Company intend to vigorously defend against this action, and management of the Fund believes that ultimate resolution of such complaint will not have a material adverse effect on the Fund's financial position or results of operations.

         Certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(13)     SUBSEQUENT EVENTS

         Subsequent to March 31, 1996, the Fund sold 96,000 shares of Garden Ridge Corporation for $4,719,360, realizing a net capital gain of $4,312,188 on such sale.

         In April 1996, in connection with its commitment discussed above, the Fund advanced an additional $250,000 to American Residential Services, Inc. under a $1,600,000 prime + 1/4% convertible promissory note. In addition, on April 10, 1996, the Fund acquired an additional 40,617 shares of Series B convertible preferred stock of Williams & Mettle Co. for $67,830.

                                      -16-

         Subsequent to March 31, 1996, the Fund repaid $58,000,000 of notes payable to the bank.

         On May 8, 1996, the Fund completed its rights offering discussed above, which was over-subscribed by almost 2 to 1. The Fund issued a total of 1,046,191 shares at $12.75 per share and raised $13,338,935 before expenses, which are estimated to be approximately $220,000.

                                      -17-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Equus II Incorporated (the "Fund"), a Delaware corporation and business development company, was formed as a successor to Equus Investments II, L.P. (the "Partnership" or "Predecessor Entity") pursuant to a reorganization in which all of the assets and liabilities of the Partnership were transferred to the Fund on July 1, 1992, in exchange for 1,866,132 shares of common stock of the Fund (the "Exchange"). Such shares were then distributed on a pro rata basis to the partners of the Partnership, effectively liquidating the Partnership. Each Limited Partner received one share of common stock of the Fund for each unit of partnership interest owned. The Fund has qualified for pass-through tax treatment as a "regulated investment company" under Subchapter M of the Internal Revenue Code of 1986 each year since its organization. On September 11, 1992, the Fund's shares of common stock were listed for trading on the American Stock Exchange, under the symbol "EQS".

         At March 31, 1996, the Fund had $95,846,513 of its assets invested in portfolio securities of 22 companies, and has committed to invest up to an additional $7,843,330 in four of such companies and $1,650,000 in a new company under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, proceeds from the sale of existing portfolio securities and proceeds from a rights offering of additional common stock which closed on May 8, 1996, are believed to be sufficient to finance these commitments. At March 31, 1996, the Fund had $16,002,477 outstanding on a $20,000,000 revolving line of credit loan from a bank.

         The Fund issued transferable subscription rights to existing shareholders of record as of April 10, 1996. Under the rights offering, the Fund issued each shareholder one right for each share owned, which rights were exercisable to buy one share of stock for every three rights received. The shares were offered at $12.75 per share, a 19.7% discount from the market price at the beginning of the offering period, which commenced on April 10, 1996.

         Net cash used by operating activities was $514,939 and $136,024 for the three months ended March 31, 1996 and 1995. A decrease in interest and dividends received from portfolio companies in 1996 of $163,053 and increased interest expenses of $237,882 paid during 1996 accounted for the majority of the increase in cash used by operating activities.

         At March 31, 1996, the Fund had $58,174,832 of its total assets of $154,831,319 invested in temporary cash investments consisting of money market securities. This amount includes proceeds from a $58,000,000 revolving line of credit to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on April 1, 1996.

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

                                      -18-
RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

         Net investment income (loss) after all expenses amounted to $(3,105,976) and $105,431 for the three months ended March 31, 1996 and 1995, respectively. The net investment loss in 1996 was primarily attributable to the accrual of $99,158 in management incentive fees and $2,771,489 in deferred management incentive fees related to the realized gains from the sales of portfolio securities of $1,285,835 and the increase in the net unrealized appreciation of portfolio securities of $13,067,400 in 1996, respectively. Income from portfolio securities decreased to $479,888 in 1996 as compared to $496,244 in 1995, due to the decrease in amounts invested in dividend-bearing portfolio securities during 1996 as compared to 1995 due to conversion of preferred stock to common stock in December 1995.

         Interest expense increased to $240,555 in 1996 as compared to $65,751 in 1995, due to the increase of the average daily balances outstanding on the lines of credit to $9,626,728 during the three months ended March 31, 1996, from $2,369,231 in 1995.

         The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $365,503 and $302,779 for the three months ended March 31, 1996 and 1995, respectively.

         The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $99,158 were accrued during the three months ended March 31, 1996. Deferred management incentive fee expense (income) for the three months ended March 31, 1996 and 1995 totaled $2,771,489 and $(125,633), respectively. The deferred management incentive fee is reflected as an expense of the Fund where there is an increase in the Fund's net unrealized appreciation of portfolio securities and is reflected as a reduction in expense to the Fund when there is a decrease in the Fund's net appreciation of the portfolio securities. The deferred management incentive fees are not paid until such appreciation is realized.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

         During the three months ended March 31, 1996, the Fund realized net capital gains of $1,285,835 from the sale or disposition of securities of three Portfolio Companies. The Fund sold 233,044 shares of Allied Waste Industries, Inc. common stock for $1,563,678, realizing a capital gain of $461,919 and 32,789 shares of Tech-Sym Corporation for $1,029,901, realizing a capital gain of $911,656. In addition, the Fund realized a capital loss of $87,740 on its investment in Sports & Leisure, Inc. which filed for Chapter 11 bankruptcy during February 1996.

         During the three months ended March 31, 1995, the Fund sold 92,200 shares of NCI for $1,623,500 realizing a net capital gain of $1,476,179.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

         Net unrealized appreciation on investments increased $13,067,400 during the three months ended March 31, 1996, from $7,975,268 to $21,042,668. Such net increase resulted from increases in the estimated fair value of securities of seven of the Fund's Portfolio Companies aggregating $14,040,424, and the transfer of $973,024 in net unrealized appreciation to net realized gains from the sale of investments in three companies.

         Net unrealized appreciation on investments decreased $2,104,344 during the three months ended March 31, 1995, from $9,255,817 to $7,151,573. Such net decrease resulted from increases in the estimated fair value of securities of six of the Fund's portfolio companies aggregating $2,318,305, a decrease in the estimated fair value of securities of one portfolio company of $2,979,520 and the transfer of $1,443,129 in net unrealized appreciation to net realized gains.

DIVIDENDS

         The Fund declared no dividends during the three months ended March 31, 1996 and 1995.

PORTFOLIO INVESTMENTS

         During the three months ended March 31, 1996, the Fund invested $8,600,000 in two new Portfolio Companies and made follow-on investments in five Portfolio Companies of $3,876,497, including $86,497 in accrued interest of Williams & Mettle Co. received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants.

         On January 2, 1996, the Fund exercised its warrants to acquire 163,044 shares of AWIN on a net exercise basis. This resulted in the Fund receiving 56,054 shares of AWIN valued at $750,000, which were paid for by tendering the remaining 106,990 shares to AWIN.

         In February 1996, the Fund acquired 25,000 shares of 7.5% convertible preferred stock of Drypers Corporation for $2,500,000. The preferred stock converts into 2,500,000 shares of common stock of Drypers Corporation.

         In March 1996, the Fund acquired 24,810 shares of Series A preferred stock and 190 shares of Series B preferred stock of Enterprises Holding Company ("EHC"), for $2,481,000 and $19,000, respectively. In addition, the Fund invested $4,800,000 in a 12% promissory note of EHC. EHC was formed to acquire Crown Services, Inc., a company which provides plumbing, heating and air conditioning and electrical services in Houston, Texas.

         During March 1996, the Fund invested $1,300,000 in Hot & Cool Holdings, Inc. ("Hot & Cool"), in exchange for a 12% subordinated promissory note. In addition, the Fund received warrants to buy 14,942 shares of common stock of Hot & Cool for $.01 per share through March 8, 2006. Hot & Cool manufactures automotive radiators in South Texas and Mexico.

         During 1996 the Fund advanced an additional $325,000 on a $1,600,000 prime + 1/4% convertible promissory note to American Residential Services, Inc., a company formed to acquire existing businesses which provide plumbing, heating and air conditioning and electrical services to the residential community.

         In March 1996, the Fund committed to invest up to an additional $1,200,000 in Video Rental of Pennsylvania in exchange for a 12% promissory note. The Fund had advanced $215,000 on such note through March 31, 1996.

         During the three months ended March 31, 1995, the Fund made no additional investments in portfolio securities.

         For a description of the business of each Portfolio Company in which the Fund has invested, see "Current Portfolio Companies".

         Of the companies in which the Fund has investments at March 31, 1996, only Allied Waste Industries, Inc., Champion Healthcare Corporation, Inc., Drypers Corporation, Garden Ridge Corporation and NCI Building Systems, Inc. are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

SUBSEQUENT EVENTS

         Subsequent to March 31, 1996, the Fund sold 96,000 shares of Garden Ridge Corporation for $4,719,360, realizing a net capital gain of $4,312,188 on such sale.

         In April 1996, in connection with its commitment discussed above, the Fund advanced an additional $250,000 to American Residential Services, Inc. under a $1,600,000 prime + 1/4% convertible promissory note. In addition, on April 10, 1996, the Fund acquired an additional 40,617 shares of Series B convertible preferred stock of Williams & Mettle Co. for $67,830.

         Subsequent to March 31, 1996, the Fund repaid $58,000,000 of notes payable to the bank.

         On May 8, 1996, the Fund completed its rights offering, which was over subscribed by almost 2 to 1. The Fund issued a total of 1,046,191 shares at $12.75 per share and raised $13,338,935 before expenses, which are estimated to be approximately $220,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Fund held its annual meeting of shareholders on May 10, 1996. At the meeting, shareholders voted on the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein and the ratification of the selection of Arthur Andersen LLP as the Fund's independent auditors for the fiscal year ending December 31, 1996.

         The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

NAME OF NOMINEE                                FOR             WITHHELD

Sam P. Douglass                             2,055,262            94,863
Gregory J. Flanagan                         2,057,010            93,115
Robert L. Knauss                            2,054,240            95,885
Nolan Lehmann                               2,053,947            96,178
Gary R. Petersen                            2,057,827            92,298
John W. Storms                              2,058,227            91,898
Dr. Francis D. Tuggle                       2,057,440            92,685
Dr. Edward E. Williams                      2,058,560            91,565

         The table below sets forth, as to all other matters voted upon, the number of shares voted for the proposal, against the proposal and shares that abstained.

     PROPOSAL                             FOR          AGAINST          ABSTAIN

Ratification of auditors              2,075,940         39,038           35,147

         All nominees to the Registrant's Board of Directors were elected and the Fund's selection of independent auditors was ratified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

                  (a) Exhibits

                  10.  Material Contracts

                      (g) Amended and restated loan agreement by and between
                          Equus II Incorporated and NationsBank of Texas, N.A., dated March 29, 1996.

                  (b) REPORTS ON FORM 8-K

                      No reports on Form 8-K were filed by the Fund during the
                  period for which this report is filed.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                           EQUUS II INCORPORATED

                                           By:/S/NOLAN LEHMANN
                                                 Nolan Lehmann, President,
                                                 Principal Financial and
                                                 Accounting Officer
Date:  May 14, 1996
                                      -22-