Form 10-Q
period 1996-06-30
EQUUS II INC ET AL
filed 1996-08-09
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                              or

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $53,869,148 computed on the basis of $13.125 per share, closing price of the common stock on the American Stock Exchange, Inc. on August 7, 1996. There were 4,184,766 shares of the registrant's common stock, $.001 par value, outstanding as of August 7, 1996. The net asset value of a share at June 30, 1996 was $21.57.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                             INDEX
PART I.     FINANCIAL INFORMATION                                           PAGE

    Item 1.  Financial Statements

             Balance Sheets

             - June 30, 1996 and December 31, 1995.............................1

             Statements of Operations

             - For the three months ended June 30, 1996 and 1995...............2
             - For the six months ended June 30, 1996 and 1995 ................3

             Statements of Changes in Net Assets

             - For the six months ended June 30, 1996 and 1995.................4

             Statements of Cash Flows

             - For the six months ended June 30, 1996 and 1995.................5

             Selected Per Share Data and Ratios

             - For the six months ended June 30, 1996 and 1995.................7

             Schedule of Portfolio Securities

             - June 30, 1996...................................................8

             Notes to Financial Statements....................................13

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................19

PART II.    OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders..............22

    Item 6.  Exhibits and Reports on Form 8-K.................................23

SIGNATURE.....................................................................23

                                      -ii-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                         1996           1995
                                                     ------------   ------------
ASSETS

Investments in portfolio securities at
    fair value (cost $75,970,517 and
    $63,635,092, respectively) ...................   $ 97,746,977   $ 71,610,360
Temporary cash investments, at cost which
    approximates fair value ......................     55,327,447     60,232,594
Cash .............................................          1,963          7,267
Accounts receivable ..............................                    1,3261,326
Accrued interest receivable ......................        777,616        525,939
Commitment fees ..................................         52,500         37,500
Deferred reorganization costs ....................         23,460         35,190
                                                     ------------   ------------
        Total assets .............................    153,931,289    132,450,176
                                                     ------------   ------------
LIABILITIES AND NET ASSETS

Liabilities:
    Accounts payable .............................        132,160        242,286
    Due to management company ....................      1,459,333        309,266
    Deferred management incentive fee ............      7,074,252      4,295,335
    Notes payable to bank ........................     55,000,000     65,750,000
                                                     ------------   ------------
        Total liabilities ........................     63,665,745     70,596,887
                                                     ------------   ------------
Commitments and contingencies

Net assets:
    Preferred stock, $.001 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding ................................           --             --
    Common stock, $.001 par value, 10,000,000
      shares authorized, 4,184,766 and 3,138,575
      shares issued and outstanding, respectively           4,185          3,139
    Additional paid-in capital ...................     60,272,486     51,291,676
    Undistributed net investment income ..........           --             --
    Undistributed net capital gains ..............      8,212,413      2,583,206
    Unrealized appreciation of portfolio
      securities, net ............................     21,776,460      7,975,268
                                                     ------------   ------------
        Total net assets .........................   $ 90,265,544   $ 61,853,289
                                                     ============   ============
        Net assets per share .....................   $      21.57   $      19.71
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                       1996           1995
                                                   ------------    ------------
Investment income:
   Income from portfolio securities ............   $    821,946    $    796,546
   Interest from temporary cash investments ....         10,858          59,615
                                                   ------------    ------------
      Total investment income ..................        832,804         856,161
                                                   ------------    ------------
Expenses:
   Management fee ..............................        451,328         315,655
   Management incentive fee ....................      1,008,006            --
   Deferred management incentive fee ...........          7,427       1,112,592
   Director fees and expenses ..................         52,168          61,000
   Professional fees ...........................         62,016          56,391
   Administrative fees .........................         12,500          12,500
   Mailing, printing and other expenses ........         20,936         100,213
   Interest expense ............................        198,614          51,912
   Franchise taxes .............................         39,066          22,988
   Amortization ................................          5,865           5,865
                                                   ------------    ------------
      Total expenses ...........................      1,857,926       1,739,116
                                                   ------------    ------------
Net investment loss ............................     (1,025,122)       (882,955)
                                                   ------------    ------------
Realized gain on sales of portfolio
   securities, net .............................      4,343,372       1,588,853
                                                   ------------    ------------
Unrealized appreciation of portfolio
  securities, net:

   End of period ...............................     21,776,460      11,125,581
   Beginning of period .........................     21,042,668       7,151,473
                                                   ------------    ------------
      Increase in unrealized
        appreciation, net ......................        733,792       3,974,108
                                                   ------------    ------------
Total increase in net assets from
   operations ..................................   $  4,052,042    $  4,680,006
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                       1996           1995
                                                   ------------    ------------
Investment income:
   Income from portfolio securities ............   $  1,301,835    $  1,292,790
   Interest from temporary cash investments ....         40,329          91,243
                                                   ------------    ------------
      Total investment income ..................      1,342,164       1,384,033
                                                   ------------    ------------
Expenses:
   Management fee ..............................        816,830         618,435
   Management incentive fee ....................      1,107,163            --
   Deferred management incentive fee ...........      2,778,916         986,959
   Director fees and expenses ..................        102,817         107,483
   Professional fees ...........................         89,080          98,098
   Administrative fees .........................         25,000          25,000
   Mailing, printing and other expenses ........         57,149         165,087
   Interest expense ............................        439,170         117,664
   Franchise taxes .............................         45,406          31,102
   Amortization ................................         11,730          11,730
                                                   ------------    ------------
      Total expenses ...........................      5,473,261       2,161,558
                                                   ------------    ------------
Net investment loss ............................     (4,131,097)       (777,525)
                                                   ------------    ------------
Realized gain on sales of portfolio
   securities, net .............................      5,629,207       3,065,033
                                                   ------------    ------------
Unrealized appreciation of portfolio
  securities, net:

   End of period ...............................     21,776,460      11,125,581
   Beginning of period .........................      7,975,268       9,255,817
                                                   ------------    ------------
     Increase in unrealized
        appreciation, net ......................     13,801,192       1,869,764
                                                   ------------    ------------
Total increase in net assets
     from operations ...........................   $ 15,299,302    $  4,157,272
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                      1996             1995
                                                 ------------      ------------
Operations:

   Net investment loss .....................     $ (4,131,097)     $   (777,525)
   Realized gain on sales of
     portfolio securities, net .............        5,629,207         3,065,033
   Increase in unrealized appreciation
     of portfolio securities, net ..........       13,801,192         1,869,764
                                                 ------------      ------------
     Increase in net assets
       from operations .....................       15,299,302         4,157,272
                                                 ------------      ------------
Capital transactions:

   Proceeds from rights offering ...........       13,338,935              --
   Rights offering expenses ................         (225,982)             --
   Redemption of fractional shares .........             --                (115)
   Stock repurchased and retired
     under common stock repurchase plan ....             --          (1,603,672)
                                                 ------------      ------------
     Increase (decrease) in net assets
       from capital share transactions .....       13,112,953        (1,603,787)
                                                 ------------      ------------
Net increase in net assets .................       28,412,255         2,553,485

Net assets at beginning of period ..........       61,853,289        60,880,364
                                                 ------------      ------------
Net assets at end of period ................     $ 90,265,544      $ 63,433,849
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                                                        1996              1995
                                                                                                   -------------      -------------
Cash flows from operating activities:
     Interest and dividends received .........................................................     $     654,808      $   1,139,544
     Cash paid to management company, directors, bank and suppliers ..........................        (1,657,673)          (803,984)
                                                                                                   -------------      -------------
       Net cash provided (used) by operating activities ......................................        (1,002,865)           335,560
                                                                                                   -------------      -------------
Cash flows from investing activities:
     Purchase of portfolio securities ........................................................       (13,176,019)          (749,172)
     Proceeds from sales of portfolio securities .............................................         6,905,480          3,730,965
     Principal payments from portfolio companies .............................................              --            4,234,156
     Maturity of temporary cash investment with original maturities of greater
       than three months .....................................................................              --              100,000
                                                                                                   -------------      -------------
       Net cash provided (used) by investing activities ......................................        (6,270,539)         7,315,949
                                                                                                   -------------      -------------
Cash flows from financing activities:
     Advances from bank ......................................................................       125,450,000        146,200,000
     Repayments to bank ......................................................................      (136,200,000)      (141,800,000)
     Proceeds from rights offering ...........................................................        13,338,935               --
     Rights offering expenses ................................................................          (225,982)              --
     Repurchase of common stock ..............................................................              --           (1,603,672)
     Redemption of fractional shares .........................................................              --                 (115)
                                                                                                   -------------      -------------
       Net cash provided by financing activities .............................................         2,362,953          2,796,213
                                                                                                   -------------      -------------
       Net increase (decrease) in cash and cash equivalents ..................................        (4,910,451)        10,447,722

Cash and cash equivalents at beginning of period, excluding $300,000 of temporary cash investments with original maturities of greater than three months at
     December 31, 1994 .......................................................................        60,239,861         45,175,967
                                                                                                   -------------      -------------
Cash and cash equivalents at end of period, excluding $200,000 of temporary cash investments with original maturities of greater than three months at
     June 30, 1995 ...........................................................................     $  55,329,410      $  55,623,689
                                                                                                   =============      =============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)
                                   (Continued)

                                                                                                        1996              1995
                                                                                                   -------------      -------------
Reconciliation of increase in net assets from operations to net cash provided
     (used) by operating activities:

Increase in net assets from operations ....................................................        $ 15,299,302         $ 4,157,272

Adjustments to reconcile increase in net assets from operations to net cash
     (provided) used by operating activities:
       Realized gain on sale of portfolio securities, net .................................          (5,629,207)         (3,065,033)
       Increase in unrealized appreciation, net ...........................................         (13,801,192)         (1,869,764)
       Increase in accounts receivable ....................................................                --               (47,386)
       Accrued interest and dividends exchanged for portfolio securities ..................            (435,679)               --
       Increase in accrued interest receivable ............................................            (251,677)           (197,103)
       Amortization of commitment fee .....................................................              55,000              28,125
       Commitment fees paid ...............................................................             (70,000)               --
       Amortization of reorganization costs ...............................................              11,730              11,730
       Increase (decrease) in accounts payable ............................................            (110,126)             18,258
       Increase in due to management company ..............................................           3,928,984           1,299,461
                                                                                                   ------------         -----------
Net cash provided (used) by operating activities ..........................................        $ (1,002,865)        $   335,560
                                                                                                   ============         ===========

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                                   1996               1995
                                               -------------     -------------
Investment income ..........................   $        0.39     $        0.46

Expenses ...................................            1.59              0.72
                                               -------------     -------------
Net investment loss ........................           (1.20)            (0.26)

Realized gain on sale of
    portfolio securities, net ..............            1.63              1.02

Increase in unrealized appreciation
    of portfolio securities, net ...........            4.00              0.62
                                               -------------     -------------
Increase in net assets from
    operations .............................            4.43              1.38
                                               -------------     -------------
Capital transactions:

  Effect of rights offering ................           (2.57)          --

  Effect of common stock repurchases .......         --                   0.30
                                               -------------     -------------
  Net increase in net assets from capital
    transactions ...........................           (2.57)             0.30
                                               -------------     -------------
Net increase in net assets .................            1.86              1.68

Net assets at beginning of period ..........           19.71             19.94
                                               -------------     -------------
Net assets at end of period ................   $       21.57     $       21.62
                                               =============     =============
Ratio of expenses to average net
    assets .................................            7.20%             3.48%

Ratio of net investment loss
     to average net assets .................           (5.43)%           (1.25)%

Ratio of increase in net
    assets from operations to average
    net assets .............................           20.11%             6.69%

Average shares outstanding during period ...    3,448,983         3,021,198

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1996
                                   (Unaudited)

                                                                                              Date Of
Portfolio Company                                                                         Initial Investment   Cost       Fair Value
- -----------------                                                                         ------------------  --------   -----------
A.C. Liquidating Corporation ............................................................   February 1985
  -4,885 shares of 10% Series C cumulative preferred stock ..............................                   $  488,500   $      --
  -10% secured promissory notes .........................................................                      188,014          --

Allied Waste Industries, Inc. (NASDAQ - AWIN) ...........................................   March 1989
  -1,351,449 shares of common stock .....................................................                    5,109,808    10,719,739
  -Warrants to buy up to 125,000 and 15,000 shares of common stock at $5.00 and $13.50 per share, respectively through August 1999 and February 1997,
   respectively .........................................................................                         --          96,094

American Residential Services, Inc. .....................................................   December 1995
  -Prime+1/4% convertible promissory note ...............................................                    1,200,000     1,200,000
  -Warrants to buy up to 100,000 shares of common stock at a price to be determined .....                         --            --

BSI Holdings, Inc. ......................................................................   February 1989
  -230,965 shares of common stock .......................................................                    1,330,647     4,108,349
  -12% senior subordinated debenture ....................................................                    3,350,000     3,350,000
  -10% subordinated promissory note .....................................................                      178,500       178,500
  -1,000 shares of common stock of GCS RE, Inc. .........................................                      132,910       132,910
  -Warrants to buy up to 22,018 shares of common stock at $0.01 per share ...............                         --         391,651

Cardiovascular Ventures, Inc. ...........................................................   November 1991
  -150,000 shares of Series A convertible preferred stock ...............................                      375,000       375,000
  -214,286 shares of Series B convertible preferred stock ...............................                      750,001       750,001
  -56,717 shares of Series C convertible preferred stock ................................                      248,137       248,137

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1996
                                   (Unaudited)
                                   (Continued)

                                                                                              Date Of
Portfolio Company                                                                         Initial Investment   Cost       Fair Value
- -----------------                                                                         ------------------  --------   -----------
Carruth-Doggett Industries, Inc. .....................................................    December 1995
  -10% senior subordinated promissory note ...........................................                     $2,250,000    $ 2,250,000
  -Warrant to buy up to 33,333 shares of common stock at $0.01 per share through
   December 14, 2005 .................................................................                           --             --
  -Warrant to buy up to 333 shares of common stock of CDE Corp at $0.01 per
   share through December 14, 2005 ...................................................                           --             --

Champion Healthcare Corporation
 (AMEX - CHC) ........................................................................    December 1990
  -1,089,190 shares of common stock ..................................................                      3,713,936      9,571,957
  -3,601 shares of Series C convertible preferred stock ..............................                         64,818         64,818
  -83,333 shares of Series D convertible preferred stock .............................                      1,499,994      1,499,994
  -11% senior subordinated note ......................................................                      1,157,458      1,157,458

David's Supermarkets, Inc. ...........................................................    February 1990
  -735,000 shares of common stock ....................................................                        735,000        450,000
  -333,445 shares of 3.5% junior preferred stock .....................................                      3,334,450      3,334,450
  -Warrants to buy up to 538,462 shares of common stock at $1 per share through
   April 21, 2000 ....................................................................                           --             --

Drypers Corporation (NASDAQ - DYPR) ..................................................    July 1991
  -1,096,892 shares of common stock ..................................................                      6,400,132      2,652,828
  -25,000 shares of 7.5% convertible preferred stock .................................                      2,500,000      5,281,250
  -Warrants to buy up to 6,634 shares of common stock at $4 per share through
   June 30, 1998 .....................................................................                           --             --

Enterprises Holding Company ..........................................................    March 1996
  -25,381 shares of Series A preferred stock .........................................                      2,538,100      2,538,100
  -190 shares of Series B preferred stock ............................................                         19,000         19,000
  -12% promissory note ...............................................................                      4,800,000      4,800,000

Garden Ridge Corporation (NASDAQ - GRDG) .............................................    July 1992
  -474,942 shares of common stock ....................................................                        685,030     11,526,219

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1996
                                   (Unaudited)
                                   (Continued)

                                                                                              Date Of
Portfolio Company                                                                         Initial Investment   Cost       Fair Value
- -----------------                                                                         ------------------  --------   -----------
Hot & Cool Holdings, Inc. ............................................................     March 1996
  -12% subordinated promissory note ..................................................                     $1,300,000     $1,300,000
  -Warrants to buy up to 14,942 shares of common stock at $.01 per share through
   March 2006 ........................................................................                           --             --

Industrial Equipment Rentals, Inc. ...................................................     June 1993
  -182,230 shares of common stock ....................................................                          1,822          1,822
  -5,371 shares of junior preferred stock ............................................                        537,100        537,100
  -67,500 shares of Series B senior convertible preferred stock -- ...................                        250,050        250,050
  -12% subordinated debenture ........................................................                      1,077,778      1,077,778
  -9% senior subordinated debenture ..................................................                        499,950        499,950

Midway Airlines Corporation ..........................................................     August 1993
  -452,392 shares of Class C common stock ............................................                      1,195,616           --
  -274,761 shares of junior preferred stock -- .......................................                      2,747,610        500,000
  -12% subordinated note .............................................................                        271,000        271,000
  -Warrants to buy up to 203,250 shares of Class C common stock at $.01 per
   share through April 2002 ..........................................................                           --             --

NCI Building Systems, Inc. (NASDAQ - BLDG) ...........................................     April 1989
  -100,000 shares of common stock ....................................................                        159,784      3,375,000

Restaurant Development Group, Inc. ...................................................     June 1987
  -610,909 shares of Class A common stock ............................................                      2,891,156        700,000
  -14% promissory note, face amount $350,000 .........................................                        275,000        350,000
  -Prime +2% promissory note .........................................................                        639,122        639,122
  -Warrants to buy up to 150,000 and 62,500 shares of common stock at $2.80 and
   $3 per share through November 1996 and April 1998, respectively ...................                           --             --

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1996
                                   (Unaudited)
                                   (Continued)

                                                                                              Date Of
Portfolio Company                                                                         Initial Investment   Cost       Fair Value
- -----------------                                                                         ------------------  --------   -----------
Strategic Holdings, Inc. ........................................................     September 1995
  -2,986,408 shares of common stock .............................................                        $ 2,986,408     $ 2,986,408
  -3,705,900 shares of Series B preferred stock .................................                          3,705,900       3,705,900
  -1,000 shares of SMIP, Inc. common stock ......................................                            150,000         150,000
  -15% promissory note of SMIP, Inc. ............................................                            175,000         175,000

Summit/DPC Partners, L.P. .......................................................     October 1995
  -36.11% limited partnership interest ..........................................                          2,600,000       2,600,000

Travis International, Inc. ......................................................     December 1986
  -66,784 shares of common stock ................................................                            534,589       1,502,640
  -104,500 shares of Class A common stock .......................................                             25,701       2,351,250

Video Rental of Pennsylvania, Inc. ..............................................     January 1988
  -125,000 shares of common stock ...............................................                            125,000         500,000
  -125,000 shares of 9% redeemable preferred stock ..............................                            125,000         125,000
  -10% secured promissory note ..................................................                          2,672,349       2,672,349
  -12% secured promissory note ..................................................                            515,000         515,000
  -10,000 shares of common stock of Equus Video Corporation .....................                             25,000          25,000

WMW Industries, Inc. ............................................................
 (formerly Williams & Mettle Co.) ...............................................     October 1989
  -530,035 shares of common stock ...............................................                          1,024,309         463,830
  -12% subordinated promissory note .............................................                            763,747         763,747
  -Junior participation in prime + 1.75% note ...................................                            512,576         512,576
  -Warrant to buy 72,672 shares of common stock at $0.01 per share through
   December 21, 1999 ............................................................                               --              --

Yellow Cab Service Corporation ..................................................     December 1985
  -1,006,701 shares of common stock .............................................                             51,432            --
  -3% subordinated promissory note, face amount aggregating $1,655,014 ..........                          1,566,000            --
  -3% subordinated promissory note ..............................................                          3,517,083       2,500,000
                                                                                                         -----------     -----------
     Total ......................................................................                        $75,970,517     $97,746,977
                                                                                                         ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1996
                                   (Unaudited)
                                   (Continued)

     All of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

     In connection with the investments in Allied Waste Industries, Inc., American Residential Services, Inc., BSI Holdings, Inc., Cardiovascular Ventures, Inc., Champion Healthcare Corporation, Drypers Corporation, Enterprises Holding Company, Hot & Cool Holdings, Inc., Industrial Equipment Rentals, Inc. and Strategic Holdings, Inc. investment rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

     As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in A.C. Liquidating Corporation, BSI Holdings, Inc., Industrial Equipment Rentals, Inc., Restaurant Development Group, Inc., Strategic Holdings, Inc., Video Rental of Pennsylvania, Inc. and WMW Industries, Inc. In addition, Cardiovascular Ventures, Inc., David's Supermarkets, Inc., Drypers Corporation and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair value of the investments in Allied Waste Industries, Inc., Champion Healthcare Corporation, Drypers Corporation and Garden Ridge Corporation include discounts from closing market prices of $1,662,653, $2,817,575, $3,755,821 and $466,037, respectively, to reflect the effects of restrictions on the sale of such securities at June 30, 1996. Such discounts total $8,702,086 or $2.08 per share as of June 30, 1996. Income was earned in the amount of $855,465 and $722,178 for the six months ended June 30, 1996 and 1995, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

     As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested except Cardiovascular Ventures, Inc., Midway Airlines Corporation, Summit/DPC Partners, L.P. and Yellow Cab Service Corporation. The Fund provides significant managerial assistance to portfolio companies that comprise 93% of the total value of the investments in portfolio companies at June 30, 1996.

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)

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

(2)  MANAGEMENT

     The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company entered into a Sub-Adviser Agreement with Equus Capital Corporation, a Delaware corporation (the "Sub-Adviser"), pursuant to which the Sub-Adviser provides certain investment advisory services for the Fund, including preparing the Fund's quarterly net asset valuations. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. Included in "Due to management company" in the accompanying Balance Sheet at June 30, 1996 and 1995, are $451,327 and $309,266, respectively of such management fees. The Management Company also receives compensation for providing certain investor communication services, of which $25,000 is included in the accompanying Statements of Operations for the six months ended June 30, 1996 and 1995.

     The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. The Sub-Adviser receives a fee from the Management Company equal to 50% of the Management Company's net management incentive fee. The management incentive fee is paid or reimbursed quarterly in arrears. Included in "Due to management company" in the accompanying Balance Sheet at June 30, 1996, is $1,008,006 of such management incentive fees.

     Included in "Deferred management incentive fees" in the accompanying Balance Sheets are $7,074,252 and $4,295,335 of accrued management incentive fees at June 30, 1996 and December 31, 1995, respectively. Such fees are calculated on the net unrealized appreciation of investments in portfolio securities and will not be paid until such appreciation is realized. Deferred management incentive fee expense for the six months ended June 30, 1996 and 1995 totaled $2,778,916 and $986,959, respectively. The deferred management incentive fee is reflected as an expense of the Fund when there is an increase in the Fund's net unrealized appreciation of portfolio securities and is reflected as a reduction in expense to the Fund when there is a decrease in the Fund's net appreciation of portfolio securities. Current management incentive fee expense of $1,107,163 is included in the accompanying Statement of Operations for the six months ended June 30, 1996.

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

(3)  SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements - The financial statements included herein have been prepared without audit and include all adjustments which management considers necessary for a fair presentation.

     Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price as of the respective balance sheet dates, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Sub-Adviser, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, $94,371,977 (including $39,848,087 in publicly-traded securities, net of a $8,702,086 Valuation Discount) and $68,098,481 (including $26,862,806 in publicly-traded securities, net of a $5,642,282 Valuation Discount) at June 30, 1996 and December 31, 1995, respectively, the Sub-Adviser's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments. See Note 2 above regarding the accrual of management incentive fees.

     On a weekly basis, the Fund adjusts its net asset value for changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Such weekly net asset values appear in various publications, including BARRON'S and THE WALL STREET JOURNAL. Through August 3, 1996, the Fund's net asset value declined due to decreases in the market value of its publicly held securities.

     Investment Transactions - Investment transactions are recorded on the accrual me thod. Realized gains and losses on investments sold are computed on a specific identification basis.

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

(4)  BOOK TO TAX RECONCILIATION

     The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had undistributed net investment income and capital gains during 1995 of $173,021 and $9,995, respectively, for tax purposes. A dividend of such undistributed income will be declared and distributed during 1996. The Fund had a net investment loss for tax purposes for the six months ended June 30, 1996, and therefore has no net investment income to distribute for 1996. The Fund, for book purposes, has undistributed net capital gains of $8,212,413 in the accompanying Balance Sheet at June 30, 1996. However, for tax purposes, the Fund has distributed all of its net realized capital gains except for $4,532,039. The $4,532,039 is comprised of $4,522,044 of net realized capital gains for the six months ended June 30, 1996 and $9,995 in net realized capital gains from 1995 which have not yet been distributed. The following is a reconciliation of the difference in the Fund's net realized capital gain on the sale of portfolio securities for book and tax purposes for the six months ended June 30, 1996 and 1995, respectively.

                                                        1996          1995
                                                    -----------     -----------
Net realized gain on the sales of portfolio
  securities, book .............................    $ 5,629,207     $ 3,065,033
Management incentive fee .......................     (1,107,163)           --
Reversal of amounts previously
  written off ..................................           --            48,838
Utilization of capital loss carryforwards ......           --        (1,892,374)
                                                    -----------     -----------
Net realized gain on the sales of
  portfolio securities, tax ....................    $ 4,522,044     $ 1,221,497
                                                    ===========     ===========

(5)  DIVIDENDS

     The Fund declared no dividends during the six months ended June 30, 1996 and 1995. The Fund adopted a policy effective in 1995 to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. If the Fund does not have available cash to pay the minimum dividends, it may borrow the required funds or sell some of its portfolio investments.

(6)  TEMPORARY CASH INVESTMENTS

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts earning interest at rates ranging from 3.50% to 4.84% at June 30, 1996. The following is a list of temporary cash investments at June 30, 1996 and December 31, 1995:

                                                         1996            1995
                                                     -----------     -----------
Broadcort Money Plus ...........................     $      --       $     1,338
Dreyfus Cash Management Fund ...................            --            58,141
Dreyfus Treasury Cash Management Fund ..........            --        60,026,074
First Interstate Bank of Texas, N.A ............            --            85,353
Great Hall Money Market ........................              11           8,211

NationsBank of Texas, N.A ......................      55,327,436            --
Pitkin County Bank .............................            --            53,477
                                                     -----------     -----------
    Total money market accounts ................     $55,327,447     $60,232,594
                                                     ===========     ===========

(7)  PORTFOLIO SECURITIES

     During the six months ended June 30, 1996, the Fund invested $8,600,000 in two new companies and made follow-on investments of $5,761,698 in eight portfolio companies, including $435,679 in dividends and accrued interest received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants. In addition, the Fund realized net capital gains of $5,629,207 during the six months ended June 30, 1996.

     During the six months ended June 30, 1995, the Fund made follow-on investments of $749,172 in three portfolio companies, and realized net capital gains of $3,065,033.

(8)  DEFERRED REORGANIZATION COSTS

     The Fund paid $117,300 in expenses related to the formation of the Fund and is amortizing such amount over 5 years. Accumulated amortization of such expenses totaled $93,840 and $82,110 at June 30, 1996 and December 31, 1995, respectively.

(9)  NOTES PAYABLE TO BANK

     The Fund had a $60,000,000 line of credit promissory note with a bank, with interest payable at the prime rate, at December 31, 1995. The prime rate was 8.5% at December 31, 1995. The Fund had $60,000,000 outstanding on such note at December 31, 1995, that was secured by $60,000,000 of the Fund's temporary cash investments. The Fund paid a $75,000 commitment fee on such note in 1995, which was deferred and amortized over the commitment period. Amortization expense related to such fees is included in "Interest expense" in the accompanying Statements of Operations for the six months ended June 30, 1995.

     In March 1996, the Fund entered into a new $65,000,000 line of credit promissory note with a bank, with interest payable at 1% over the rate earned in its money market account. The Fund had $55,000,000 outstanding on such note at June 30, 1996, that was secured by $55,000,000 of the Fund's temporary cash investments. The Fund paid a $50,000 commitment fee in 1996, which was deferred and is being amortized over the commitment period. The note matures on April 4, 1997.

     The Fund also had a $13,000,000 revolving line of credit from a bank, with interest payable at prime, of which $5,750,000 was outstanding at December 31, 1995. The Fund paid a facility fee of $3,125 to the bank for such revolving line of credit during 1995, which is included in interest expense for the year ended December 31, 1995. The line of credit was secured by a portion of the Fund's investment in Allied Waste Industries, Inc., Champion Healthcare Corporation, Drypers Corporation, Garden Ridge Corporation and NCI Building Systems, Inc.

     On March 18, 1996, the Fund entered into a new $20,000,000 revolving line of credit with another bank which replaced its $13,000,000 line of credit. The Fund had no balance outstanding under such line of credit at June 30, 1996. The line is secured by the Fund's investments in portfolio securities. The Fund paid a $20,000 commitment fee in connection with such loan which was deferred and will be amortized over the commitment period which ends April 4, 1997. The outstanding balance on the loan bears interest at prime + 1/4% to 3/4%. The fund also pays 1/4% interest on the unused portion of the line of credit.

     The average daily balances outstanding on the Fund's notes payable during the six months ended June 30, 1996 and 1995, were $9,256,481 and $2,015,384, respectively.

(10) STOCK REPURCHASE PLAN

     During 1995, the Board of Directors of the Fund authorized the repurchase of additional shares of the Fund's common stock, and during the six months ended June 30, 1995, the Fund repurchased and cancelled 118,700 shares of its stock for $1,603,672. The stock repurchased in 1995 was repurchased at an average discount of 33.31% from its net asset value.

(11) RIGHTS OFFERING

     On March 5, 1996, the Fund filed a registration statement with the Securities and Exchange Commission for a rights offering. Under the rights offering, the Fund issued each shareholder of record as of April 10, 1996, one right for each share owned. One share of common stock could be acquired for every three rights. The exercise price for shares in the rights offering was $12.75 per share, a 19.7% discount from the market price on April 10, 1996. On May 8, 1996, the Fund completed its rights offering, which was over-subscribed. The Fund issued a total of 1,046,191 shares at $12.75 per share and raised $13,112,953, net of $225,982 in expenses. The proceeds from the rights offering were used to repay debt and to fund the commitments the Fund had made for new and follow-on investments.

(12) COMMITMENTS AND CONTINGENCIES

     The Fund has made commitments to invest, under certain circumstances, up to an additional $1,300,000 in American Residential Services, Inc., $5,000,000 in BSI Holdings, Inc., $565,500 in GCS RE, Inc. and $685,000 in Video Rental of Pennsylvania, Inc. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment. In addition, the Fund has committed to invest up to $1,650,000 in a new company.

     On April 1, 1996, an action was filed in federal district court in Houston, Texas by two stockholders of the Fund against the directors of the Fund, the Management Company, and the Fund, as nominal defendant, asserting that by approving the rights offering the Management Company and the directors of the Fund violated their fiduciary duties to the Fund's stockholders under the Investment Company Act of 1940 and Delaware common law, that the Fund and the Management Company aided and abetted the breaches of fiduciary duties, and that the directors' approval of the rights offering constitutes unratifiable ULTRA VIRES and illegal conduct. The plaintiffs seek to have the action certified as a class action on behalf of all of the stockholders of the Fund but do not specify the amount of any damages that have been suffered. The Fund, its directors and the Management Company intend to vigorously defend against this action, and management of the Fund believes that ultimate resolution of such complaint will not have a material adverse effect on the Fund's financial position or results of operations.

     Certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(13) SUBSEQUENT EVENTS

     In July 1996, in connection with its commitment discussed above, the Fund advanced an additional $400,000 to American Residential Services, Inc. under a $1,600,000 prime + 1/4% convertible promissory note.

     Subsequent to June 30, 1996, the Fund repaid $55,000,000 of notes payable to the bank.

     On August 1, 1996, the Fund declared dividends of $183,016 in net investment income and capital gains which will be distributed by the end of the year.

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

     At June 30, 1996, the Fund had $97,746,977 of its assets invested in portfolio securities of 22 companies, and has committed to invest up to an additional $7,550,500 in three of such companies and $1,650,000 in a new company under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At June 30, 1996, the Fund had no balance outstanding on its $20,000,000 revolving line of credit loan from a bank.

     On March 5, 1996, the Fund filed a registration statement with the Securities and Exchange Commission for a rights offering. Under the rights offering, the Fund issued each shareholder of record as of April 10, 1996, one right for each share owned. One share of common stock could be acquired for every three rights. The exercise price for shares in the rights offering was $12.75 per share, a 19.7% discount from the market price on April 10, 1996. On May 8, 1996, the Fund completed its rights offering, which was over-subscribed. The Fund issued a total of 1,046,191 shares at $12.75 per share and raised $13,112,953, net of $225,982 in expenses. The proceeds from the rights offering were used to repay debt and to fund the commitments the Fund had made for new and follow-on investments.

     Net cash provided (used) by operating activities was $(1,002,865) and $335,560 for the six months ended June 30, 1996 and 1995. A decrease in cash interest and dividends received from portfolio companies in 1996 of $484,736 and increased interest expenses of $400,269 paid during 1996 accounted for the majority of the increase in cash used by operating activities.

     At June 30, 1996, the Fund had $55,327,447 of its total assets of $153,931,289 invested in temporary cash investments consisting of money market securities. This amount includes proceeds from a $55,000,000 revolving line of credit to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on July 1, 1996.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

     Net investment loss after all expenses amounted to $4,131,097 and $777,525 for the six months ended June 30, 1996 and 1995, respectively. The net investment loss in 1996 was primarily attributable to the accrual of $1,107,163 in management incentive fees and $2,778,916 in deferred management incentive fees related to the realized gains from the sales of portfolio securities of $5,629,207 and the increase in the net unrealized appreciation of portfolio securities of $13,801,192 in 1996, respectively. Income from portfolio securities increased to $1,301,835 in 1996 as compared to $1,292,790 in 1995, due to the increase in amounts invested in dividend-bearing portfolio securities during 1996 as compared to 1995.

     Interest expense increased to $439,170 in 1996 as compared to $117,664 in 1995, due to the increase of the average daily balances outstanding on the lines of credit to $9,256,481 during the six months ended June 30, 1996, from $2,015,384 in 1995.

     The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $816,830 and $618,435 for six months ended June 30, 1996 and 1995, respectively. The increase in 1996 is due to the $15,299,302 increase in net assets from operations during the six months ended June 30, 1996 and the $13,112,953 in net equity raised in the Fund's rights offering.

     The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $1,107,163 were accrued during the six months ended June 30, 1996. Deferred management incentive fee expense (income) for the six months ended June 30, 1996 and 1995 totaled $2,778,916 and $986,959, respectively. The deferred management incentive fee is reflected as an expense of the Fund when there is an increase in the Fund's net unrealized appreciation of portfolio securities and is reflected as a reduction in expense to the Fund when there is a decrease in the Fund's net appreciation of the portfolio securities. The deferred management incentive fees are not paid until such appreciation is realized.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

     During the six months ended June 30, 1996, the Fund realized net capital gains of $5,629,207 from the sale or disposition of securities of four portfolio companies. The Fund sold 233,044 shares of Allied Waste Industries, Inc. common stock for $1,563,678, realizing a capital gain of $461,919, 96,000 shares of Garden Ridge Corporation common stock for $4,719,360 realizing a capital gain of $4,343,372 and 32,789 shares of Tech-Sym Corporation for $1,029,901, realizing a capital gain of $911,656. In addition, the Fund realized a capital loss of $87,740 on its investment in Sports & Leisure, Inc., which filed for Chapter 11 bankruptcy during February 1996.

     During the six months ended June 30, 1995, the Fund realized capital gains of $3,065,033 from the sale of securities in two portfolio companies.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

     Net unrealized appreciation on investments increased $13,801,192 during the six months ended June 30, 1996, from $7,975,268 to $21,776,460. Such net increase resulted from increases in the estimated fair value of securities of eight of the Fund's Portfolio Companies aggregating $17,134,442, the decrease in the estimated fair value of the securities of one of the Fund's portfolio companies aggregating $188,014, and the transfer of $3,145,236 in net unrealized appreciation to net realized gains from the sale of investments in three companies.

     Net unrealized appreciation on investments increased $1,869,765 during the six months ended June 30, 1995, from $9,255,817 to $11,125,581. Such net increase resulted from increases in the estimated fair value of securities of six of the Fund's portfolio companies aggregating $9,922,443, a decrease in the estimated fair value of securities of six portfolio company of $5,176,373 and the transfer of $2,876,306 in net unrealized appreciation to net realized gains.

DIVIDENDS

     The Fund declared no dividends during the six months ended June 30, 1996 and 1995.

PORTFOLIO INVESTMENTS

     During the six months ended June 30, 1996, the Fund invested $8,600,000 in two new Portfolio Companies and made follow-on investments in eight Portfolio Companies of $5,761,698, including $435,679 in accrued interest and dividends received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants.

     On January 2, 1996, the Fund exercised its warrants to acquire 163,044 shares of AWIN on a net exercise basis. This resulted in the Fund receiving 56,054 shares of AWIN valued at $750,000, which were paid for by tendering the remaining 106,990 shares to AWIN. In May 1995, the Fund received 23,751 shares of common stock of AWIN valued at $144,733, as payment for dividends and inducement for the conversion of preferred stock to common stock.

     In February 1996, the Fund acquired 25,000 shares of 7.5% convertible preferred stock of Drypers Corporation for $2,500,000. The preferred stock is convertible into 2,500,000 shares of common stock of Drypers Corporation.

     In March 1996, the Fund acquired 24,810 shares of Series A preferred stock and 190 shares of Series B preferred stock of Enterprises Holding Company ("EHC"), for $2,481,000 and $19,000, respectively. On June 30, 1996, the Fund received an additional 571 shares of Series A preferred stock of EHC as payment for $57,100 in dividends. In addition, the Fund invested $4,800,000 in a 12% promissory note of EHC. EHC was formed to acquire Crown Services, Inc., a company which provides plumbing, heating and air conditioning and electrical services in Houston, Texas.

     During March 1996, the Fund invested $1,300,000 in Hot & Cool Holdings, Inc. ("Hot & Cool"), in exchange for a 12% subordinated promissory note. In addition, the Fund received warrants to buy 14,942 shares of common stock of Hot & Cool for $.01 per share through March 8, 2006. Hot & Cool manufactures automotive radiators and other heat transfer products in South Texas and Mexico.

     During 1996 the Fund advanced an additional $1,150,000 on a $1,600,000 prime + 1/4% convertible promissory note to American Residential Services, Inc., a company formed to acquire existing businesses which provide plumbing, heating and air conditioning and electrical services to the residential community.

     In March 1996, the Fund committed to invest up to an additional $1,200,000 in Video Rental of Pennsylvania ("VRP") in exchange for a 12% promissory note. The Fund had advanced $515,000 on such note through June 30, 1996. In April 1996, the Fund rolled $147,349 of accrued interest into a new $2,672,349, 10% promissory note due from VRP.

     In January 1996, in connection with the guaranty of $5,000,000 of BSI Holdings, Inc. debt, the Fund received warrants to acquire up to 22,018 shares of BSI Holdings, Inc. common stock for $0.01 per share. In May 1996, the Fund exercised warrants to buy 64,715 shares of common stock of BSI Holdings, Inc. for $647.

     In May 1996, the Fund converted $342,541 of its note receivable from Champion Healthcare Corporation and exercised warrants to buy 45,000 and 5,246 shares of common stock of Champion Healthcare Corporation for $315,000 and $27,541, respectively.

     In January 1996, the Fund rolled $86,497 of accrued interest along with $677,250 from an existing note receivable from WMW Industries, Inc. ("WMW") into a new $763,747, 12% subordinated promissory note. In addition, in May 1996, the Fund purchased 40,617 shares of Series B convertible preferred stock of WMW for $67,830. In June, 1996, the Fund converted its Series A and Series B convertible preferred stock of WMW into 4,642,452 shares of WMW common stock. WMW then had a 10 for 1 reverse stock split leaving the Fund with 530,035 shares of WMW common stock.

     During the six months ended June 30, 1995, the Fund made follow-on investments of $749,172 in three portfolio companies.

     Of the companies in which the Fund has investments at June 30, 1996, only Allied Waste Industries, Inc., Champion Healthcare Corporation, Drypers Corporation, Garden Ridge Corporation and NCI Building Systems, Inc. are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

SUBSEQUENT EVENTS

     In July 1996, in connection with its commitment discussed above, the Fund advanced an additional $400,000 to American Residential Services, Inc. under a $1,600,000 prime + 1/4% convertible promissory note.

     Subsequent to June 30, 1996, the Fund repaid $55,000,000 of notes payable to the bank.

     On August 1, 1996, the Fund declared dividends of $183,016 in net investment income and capital gains which will be distributed by the end of the year.


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

     The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

NAME OF NOMINEE                                         FOR             WITHHELD
- ----------------                                      ---------         --------
Sam P. Douglass ...........................           2,055,262           94,863
Gregory J. Flanagan .......................           2,057,010           93,115
Robert L. Knauss ..........................           2,054,240           95,885
Nolan Lehmann .............................           2,053,947           96,178
Gary R. Petersen ..........................           2,057,827           92,298

NAME OF NOMINEE                                         FOR             WITHHELD
- ----------------                                      ---------         --------
John W. Storms ............................           2,058,227           91,898
Dr. Francis D. Tuggle .....................           2,057,440           92,685
Dr. Edward E. Williams ....................           2,058,560           91,565

     The table below sets forth, as to all other matters voted upon, the number of shares voted for the proposal, against the proposal and shares that abstained.

PROPOSAL                                        FOR          AGAINST     ABSTAIN
- --------                                     ---------       -------     -------
Ratification of auditors .............       2,075,940       39,038       35,147

     All nominees to the Registrant's Board of Directors were elected and the Fund's selection of independent auditors was ratified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

               (a)Exhibits

               10.  Material Contracts

                  None

               (b)REPORTS ON FORM 8-K

               No reports on Form 8-K were filed by the Fund during the period for which this report is filed.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                          EQUUS II INCORPORATED

                                          By:\s\ NOLAN LEHMANN
                                                 Nolan Lehmann, President,
                                                 Principal Financial and
                                                 Accounting Officer

Date:  August 9, 1996