Form 10-Q
period 1996-09-30
EQUUS II INC ET AL
filed 1996-11-14
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19509

                              EQUUS II INCORPORATED
             (Exact name of registrant as specified in its charter)

                    Delaware                                76-0345915
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

         2929 Allen Parkway, Suite 2500
                  Houston, Texas                            77019-2120
              (Address of principal                         (Zip Code)
               executive offices)

Registrant's telephone number, including area code: (713)  529-0900

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                   Name of each exchange
                                                 on which registered
          -------------------                   ---------------------
             COMMON STOCK                      AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $65,663,376 computed on the basis of $16 per share, closing price of the common stock on the American Stock Exchange, Inc. on November 12, 1996. There were 4,184,766 shares of the registrant's common stock, $.001 par value, outstanding as of November 12, 1996. The net asset value of a share at September 30, 1996 was $24.63.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE

        Item 1.   Financial Statements

                  Balance Sheets

                  - September 30, 1996 and December 31, 1995...................1

                  Statements of Operations

                  - For the three months ended September 30, 1996 and 1995.....2
                  - For the nine months ended September 30, 1996 and 1995 .....3

                  Statements of Changes in Net Assets

                  - For the nine months ended September 30, 1996 and 1995......4

                  Statements of Cash Flows

                  - For the nine months ended September 30, 1996 and 1995......5

                  Selected Per Share Data and Ratios

                  - For the nine months ended September 30, 1996 and 1995......7

                  Schedule of Portfolio Securities

                  - September 30, 1996.........................................8

                  Notes to Financial Statements...............................13

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................19

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K...........................23

SIGNATURE.....................................................................23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                                1996           1995
                                                            ------------   ------------
ASSETS

Investments in portfolio securities at fair value
     (cost $69,326,901 and $63,635,092, respectively) ...   $109,478,726   $ 71,610,360
Temporary cash investments, at cost which
     approximates fair value ............................     68,871,073     60,232,594
Cash ....................................................          1,183          7,267
Accounts receivable .....................................          1,326          1,326
Accrued interest receivable .............................        896,929        525,939
Commitment fees, net ....................................         35,000         37,500
Deferred reorganization costs, net ......................         17,595         35,190
                                                            ------------   ------------

         Total assets ...................................    179,301,832    132,450,176
                                                            ------------   ------------

LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ...................................         44,554        242,286
     Dividends payable ..................................        183,123           --
     Due to management company ..........................        591,289        309,266
     Deferred management incentive fee ..................     10,221,636      4,295,335
     Notes payable to bank ..............................     65,200,000     65,750,000
                                                            ------------   ------------

         Total liabilities ..............................     76,240,602     70,596,887
                                                            ------------   ------------

Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares outstanding ................           --             --
     Common stock, $.001 par value, 10,000,000 shares
       authorized, 4,184,766 and 3,138,575 shares
       outstanding, respectively ........................          4,185          3,139
     Additional paid-in capital .........................     56,961,329     51,291,676
     Undistributed net investment income ................           --             --
     Undistributed net capital gains ....................      5,943,891      2,583,206
     Unrealized appreciation of portfolio securities, net     40,151,825      7,975,268
                                                            ------------   ------------

         Total net assets ...............................   $103,061,230   $ 61,853,289
                                                            ============   ============

         Net assets per share ...........................   $      24.63   $      19.71
                                                            ============   ============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                            1996            1995
                                                        ------------    ------------
Investment income:
   Income from portfolio securities .................   $    873,262    $    525,458
   Interest from temporary cash investments .........         17,538          82,197
                                                        ------------    ------------
      Total investment income .......................        890,800         607,655
                                                        ------------    ------------
Expenses:
   Management fee ...................................        515,307         310,074
   Management incentive fee .........................         75,983            --
   Deferred management incentive fee ................      3,147,385         423,913
   Director fees and expenses .......................         45,007          48,030
   Professional fees ................................         84,962          56,433
   Administrative fees ..............................         12,500          12,500
   Mailing, printing and other expenses .............         44,508          61,746
   Interest expense .................................         87,553          75,069
   Franchise taxes ..................................          9,760           4,520
   Amortization .....................................          5,865           5,865
                                                        ------------    ------------
      Total expenses ................................      4,028,830         998,150
                                                        ------------    ------------
Net investment loss .................................     (3,138,030)       (390,495)
                                                        ------------    ------------
Realized gain (loss) on sales of
   portfolio securities, net ........................     (2,258,526)      3,802,362
                                                        ------------    ------------
Unrealized appreciation of portfolio securities, net:
   End of period ....................................     40,151,825       9,442,784
   Beginning of period ..............................     21,776,460      11,125,581
                                                        ------------    ------------
      Increase (decrease) in unrealized
        appreciation, net ...........................     18,375,365      (1,682,797)
                                                        ------------    ------------
Total increase in net assets from
   operations .......................................   $ 12,978,809    $  1,729,070
                                                        ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                            1996            1995
                                                        ------------    -----------
Investment income:
   Income from portfolio securities .................   $  2,175,097    $ 1,818,249
   Interest from temporary cash investments .........         57,867        173,440
                                                        ------------    -----------
      Total investment income .......................      2,232,964      1,991,689
                                                        ------------    -----------
Expenses:
   Management fee ...................................      1,332,137        928,508
   Management incentive fee .........................      1,183,146           --
   Deferred management incentive fee ................      5,926,301      1,410,873
   Director fees and expenses .......................        147,825        155,513
   Professional fees ................................        174,042        154,531
   Administrative fees ..............................         37,500         37,500
   Mailing, printing and other expenses .............        101,657        226,833
   Interest expense .................................        526,722        192,734
   Franchise taxes ..................................         55,166         35,622
   Amortization .....................................         17,595         17,595
                                                        ------------    -----------
      Total expenses ................................      9,502,091      3,159,709
                                                        ------------    -----------
Net investment loss .................................     (7,269,127)    (1,168,020)
                                                        ------------    -----------
Realized gain on sales of portfolio
   securities, net ..................................      3,370,681      6,867,395
                                                        ------------    -----------
Unrealized appreciation of portfolio securities, net:
   End of period ....................................     40,151,825      9,442,784
   Beginning of period ..............................      7,975,268      9,255,817
                                                        ------------    -----------
     Increase in unrealized
        appreciation, net ...........................     32,176,557        186,967
                                                        ------------    -----------
Total increase in net assets
     from operations ................................   $ 28,278,111    $ 5,886,342
                                                        ============    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                     1996              1995
                                                 -------------     ------------
Operations:

   Net investment loss ......................    $  (7,269,127)    $ (1,168,020)
   Realized gain on sales of
      portfolio securities, net .............        3,370,681        6,867,395
   Increase in unrealized appreciation
      of portfolio securities, net ..........       32,176,557          186,967
                                                 -------------     ------------
      Increase in net assets
        from operations .....................       28,278,111        5,886,342
                                                 -------------     ------------
Capital transactions:

   Proceeds from rights offering ............       13,338,935             --
   Rights offering expenses .................         (225,982)            --
   Dividends ................................         (183,123)
   Redemption of fractional shares ..........             --               (115)
   Stock repurchased and retired
      under common stock repurchase plan ....             --         (1,993,642)
                                                 -------------     ------------
      Increase (decrease) in net assets
        from capital share transactions .....       12,929,830       (1,993,757)
                                                 -------------     ------------
Net increase in net assets ..................       41,207,941        3,892,585

Net assets at beginning of period ...........       61,853,289       60,880,364
                                                 -------------     ------------
Net assets at end of period .................    $ 103,061,230     $ 64,772,949
                                                 =============     ============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                 1996             1995
                                                            -------------    -------------
Cash flows from operating activities:
      Interest and dividends received ...................   $   1,426,295    $   1,622,476
      Cash paid to management company, directors,
        bank and suppliers ..............................      (3,471,404)      (1,850,205)
                                                            -------------    -------------
        Net cash used by operating activities ...........      (2,045,109)        (227,729)
                                                            -------------    -------------
Cash flows from investing activities:
      Purchase of portfolio securities ..................     (18,021,986)      (8,616,480)
      Proceeds from sales of portfolio securities .......       7,736,537        8,941,229
      Principal payments from portfolio companies .......       8,400,000        3,603,328
      Maturity of temporary cash investment with original
        maturities of greater than three months .........            --            300,000
                                                            -------------    -------------
        Net cash provided (used) by investing activities       (1,885,449)       4,228,077
                                                            -------------    -------------
Cash flows from financing activities:
      Advances from bank ................................     195,950,000      208,100,000
      Repayments to bank ................................    (196,500,000)    (194,700,000)
      Proceeds from rights offering .....................      13,338,935             --
      Rights offering expenses ..........................        (225,982)            --
      Repurchase of common stock ........................            --         (1,993,642)
      Redemption of fractional shares ...................            --               (115)
                                                            -------------    -------------
        Net cash provided by financing activities .......      12,562,953       11,406,243
                                                            -------------    -------------
        Net increase in cash and cash equivalents .......       8,632,395       15,406,591

Cash and cash equivalents at beginning of period ........      60,239,861       45,175,967
                                                            -------------    -------------
Cash and cash equivalents at end of period ..............   $  68,872,256    $  60,582,558
                                                            =============    =============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)
                                   (Continued)

                                                                                       1996            1995
                                                                                   ------------    -----------
Reconciliation of increase in net assets from operations to net cash used by operating activities:

Increase in net assets from operations .........................................   $ 28,278,111    $ 5,886,342

Adjustments to reconcile increase in net assets from operations to net cash used by operating activities:
        Realized gain on sale of portfolio
          securities, net ......................................................     (3,370,681)    (6,867,395)
        Increase in unrealized appreciation, net ...............................    (32,176,557)      (186,967)
        Increase in accounts receivable ........................................           --          (44,886)
        Accrued interest and dividends exchanged for
          portfolio securities .................................................       (435,679)      (272,244)
        Increase (decrease) in accrued interest receivable .....................       (370,990)        52,083
        Amortization of commitment fee .........................................         72,500         46,875
        Commitment fees paid ...................................................        (70,000)       (75,000)
        Amortization of reorganization costs ...................................         17,595         17,595
        Decrease in accounts payable ...........................................       (197,732)       (94,981)
        Increase in due to management company ..................................      6,208,324      1,415,015
                                                                                   ------------    -----------
Net cash used by operating activities ..........................................   $ (2,045,109)   $  (227,729)
                                                                                   ============    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                   1996              1995
                                               -------------     -------------
Investment income ..........................   $        0.60     $        0.67
Expenses ...................................            2.57              1.06
                                               -------------     -------------
Net investment loss ........................           (1.97)            (0.39)
Realized gain on sale of
     portfolio securities, net .............            0.91              2.30
Increase in unrealized appreciation
     of portfolio securities, net ..........            8.71              0.06
                                               -------------     -------------
Increase in net assets from
     operations ............................            7.65              1.97
                                               -------------     -------------
Capital transactions:
  Effect of rights offering ................           (2.69)             --
  Dividends ................................           (0.04)             --
  Effect of common stock repurchases .......            --                0.37
                                               -------------     -------------
  Net increase in net assets from capital
     transactions ..........................           (2.73)             0.37
                                               -------------     -------------
Net increase in net assets .................            4.92              2.34
Net assets at beginning of period ..........           19.71             19.94
                                               -------------     -------------
Net assets at end of period ................   $       24.63     $       22.28
                                               =============     =============
Ratio of expenses to average net
     assets ................................           11.52%             5.03%
Ratio of net investment loss
      to average net assets ................           (8.82)%           (1.86)%
Ratio of increase in net
     assets from operations to average
     net assets ............................           34.29%             9.37%
Average shares outstanding during period ...       3,696,034         2,985,009

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1996
                                   (Unaudited)

                                                            Date Of
   Portfolio Company                                   Initial Investment               Cost             Fair Value
A.C. Liquidating Corporation                               February 1985
  -4,885 shares of 10% Series C
   cumulative preferred stock                                                     $    488,500         $       -
  -10% secured promissory notes                                                        188,014                 -

Allied Waste Industries, Inc. (NASDAQ - AWIN)                 March 1989
  -1,351,449 shares of common stock                                                  5,109,808           11,893,580
  -Warrants to buy up to 125,000 and
   15,000 shares of common stock at $5.00
   and $13.50 per share, through August 1999
   and February 1997, respectively                                                       -                  126,563

American Residential Services, Inc.
 (NYSE - ARS)                                              December 1995
  -1,221,035 shares of common stock                                                  3,057,100           16,479,868
  -Warrants to buy up to 100,000 shares of
   common stock at $15 per share through
   September 2001                                                                        -                     -

BSI Holdings, Inc.                                         February 1989
  -230,965 shares of common stock                                                    1,330,647            5,269,743
  -1,200,000 shares of Series A preferred stock                                      1,200,000            1,200,000
  -3,528,500 shares of 8% Series B preferred stock                                   3,528,500            3,528,500
  -Warrants to buy up to 22,018, 31,926 and 3,991 shares of common stock at
   $0.01, $0.01 and $35 per share, through June 2006, August 2006
   and August 2006, respectively.                                                         -               1,230,257
  -1,000 shares of common stock of GCS RE, Inc.                                        132,910              132,910

Cardiovascular Ventures, Inc.                              November 1991
  -150,000 shares of Series A convertible
   preferred stock                                                                     375,000              375,000
  -214,286 shares of Series B convertible
   preferred stock                                                                     750,001              750,001
  -56,717 shares of Series C convertible
   preferred stock                                                                     248,137              248,137

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1996
                                   (Unaudited)
                                   (Continued)



                                                            Date Of
   Portfolio Company                                   Initial Investment               Cost             Fair Value
Carruth-Doggett Industries, Inc.                           December 1995
  -10% senior subordinated promissory note                                        $  2,250,000        $   2,250,000
  -Warrant to buy up to 33,333 shares
   of common stock at $0.01 per share
   through December 14, 2005                                                              -                    -
  -Warrant to buy up to 333 shares of
   common stock of CDE Corp at $0.01
   per share through December 2005                                                        -                    -

Coach USA, INC. (NASDAQ - TOUR)                            December 1985
  -143,112 shares of common stock                                                    1,863,357            3,108,154

David's Supermarkets, Inc.                                 February 1990
  -735,000 shares of common stock                                                      735,000              450,000
  -333,445 shares of 3.5% junior preferred stock                                     3,334,450            3,334,450
  -Warrants to buy up to 538,462 shares of common
   stock at $1 per share through April 2000                                                -                  -

Drypers Corporation (NASDAQ - DYPR)                            July 1991
  -1,096,892 shares of common stock                                                  6,400,132            3,151,143
  -25,000 shares of 7.5% convertible preferred stock                                 2,500,000            6,500,001
  -Warrants to buy up to 6,634 shares
   of common stock at $4 per share
   through June 1998                                                                       -                   -

Garden Ridge Corporation (NASDAQ - GRDG)                       July 1992
  -474,942 shares of common stock                                                      685,030            7,841,318

Hot & Cool Holdings, Inc.                                     March 1996
  -12% subordinated promissory note                                                  1,300,000            1,300,000
  -Warrants to buy up to 14,942 shares of
   common stock at $.01 per share
   through March 2006                                                                     -                    -

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1996
                                   (Unaudited)
                                   (Continued)


                                                            Date Of
   Portfolio Company                                   Initial Investment               Cost             Fair Value
Industrial Equipment Rentals, Inc.                             June 1993
  -182,230 shares of common stock                                                $       1,822      $       500,000
  -5,371 shares of junior preferred stock                                              537,100              537,100
  -67,500 shares of Series B senior convertible
   preferred stock                                                                     250,050              250,050
  -12% subordinated debenture                                                        1,077,778            1,077,778
  -9% senior subordinated debenture                                                    499,950              499,950

Midway Airlines Corporation                                  August 1993
  -452,392 shares of Class C common stock                                            1,195,616                 -
  -274,761 shares of junior preferred stock                                          2,747,610                 -
  -12% subordinated note                                                               271,000              271,000
  -Warrants to buy up to 203,250 shares of
   Class C common stock at $.01 per
   share through April 2002                                                               -                    -

NCI Building Systems, Inc. (NASDAQ - BLDG)                    April 1989
  -100,000 shares of common stock                                                      159,784            3,250,000

Paracelsus Healthcare Corporation
 (NYSE - PLS)                                              December 1990
  -1,263,058 shares of common stock                                                  5,278,748           11,100,401

Restaurant Development Group, Inc.                             June 1987
  -610,909 shares of Class A common stock                                            2,891,156              700,000
  -14% promissory note, face amount $350,000                                           275,000              350,000
  -Prime +2% promissory note                                                           639,122              639,122
  -Warrants to buy up to 150,000 and 62,500
   shares of common stock at $2.80 and $3
   per share through November 1996 and
   April 1998, respectively                                                               -                   -


                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1996
                                   (Unaudited)
                                   (Continued)


                                                            Date Of
   Portfolio Company                                   Initial Investment               Cost             Fair Value
Sovereign Business Forms, Inc.                               August 1996
  -6,500 shares of preferred stock                                                $    650,000       $      650,000
  -15% promissory note                                                                 550,000              550,000
  -Warrant to buy 551,894 shares of
   common stock at $1 per share through
   August 2006                                                                            -                    -

Strategic Holdings, Inc.                                  September 1995
  -2,986,408 shares of common stock                                                  2,986,408            2,986,408
  -3,705,900 shares of Series B preferred stock                                      3,705,900            3,705,900
  -1,000 shares of SMIP, Inc. common stock                                             150,000              150,000
  -15% promissory note of SMIP, Inc.                                                   175,000              175,000

Summit/DPC Partners, L.P.                                   October 1995
  -36.11% limited partnership interest                                               2,600,000            2,600,000

Travis International, Inc.                                 December 1986
  -66,784 shares of common stock                                                       534,589            1,502,640
  -104,500 shares of Class A common stock                                               25,701            2,351,250

Video Rental of Pennsylvania, Inc.                          January 1988
  -125,000 shares of common stock                                                      125,000              500,000
  -125,000 shares of 9% redeemable
   preferred stock                                                                     125,000              125,000
  -10% secured promissory note                                                       2,672,349            2,672,349
  -12% secured promissory note                                                         900,000              900,000
  -10,000 shares of common stock
   of Equus Video Corporation                                                           25,000               25,000

WMW Industries, Inc.
 (formerly Williams & Mettle Co.)                           October 1989
  -530,035 shares of common stock                                                    1,024,309              463,830
  -12% subordinated promissory note                                                    763,747              763,747
  -Junior participation in prime + 1.75% note                                        1,012,576            1,012,576
  -Warrant to buy 72,672 shares of common stock
   at $0.01 per share through December 1999                                              -                     -
                                                                              ----------------    --------------

     Total                                                                         $69,326,901         $109,478,726
                                                                                   ===========         ============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1996
                                   (Unaudited)
                                   (Continued)


          All of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

          In connection with the investments in Allied Waste Industries, Inc., American Residential Services, Inc., BSI Holdings, Inc., Cardiovascular Ventures, Inc., Coach USA, INC., Drypers Corporation, Hot & Cool Holdings, Inc., Industrial Equipment Rentals, Inc., Paracelsus Healthcare Corporation, Sovereign Business Forms, Inc. and Strategic Holdings, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

          As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in A.C. Liquidating Corporation, BSI Holdings, Inc., Industrial Equipment Rentals, Inc., Restaurant Development Group, Inc., Strategic Holdings, Inc., Video Rental of Pennsylvania, Inc. and WMW Industries, Inc. In addition, American Residential Services, Inc., Cardiovascular Ventures, Inc., David's Supermarkets, Inc., Drypers Corporation and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair value of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the effects of restrictions on the sale of such securities at September 30, 1996. Such discounts, as detailed below, total $15,990,453 or $3.82 per share as of September 30, 1996.

               Allied Waste Industries, Inc. .....   $ 1,012,011
               American Residential Services, Inc.     7,541,801
               Coach USA, Inc. ...................       720,092
               Drypers Corporation ...............     4,736,424
               Garden Ridge Corporation ..........       292,064
               Paracelsus Healthcare Corporation .     1,688,061
                                                     -----------

                     Total discount ..............   $15,990,453

          Income was earned in the amount of $1,408,950 and $1,050,156 for the nine months ended September 30, 1996 and 1995, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

          As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested except Cardiovascular Ventures, Inc., Coach USA, Inc., Midway Airlines Corporation, Paracelsus Healthcare Corporation and Summit/DPC Partners, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 83% of the total value of the investments in portfolio companies at September 30, 1996.

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


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

(2)      MANAGEMENT

         The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company entered into a Sub-Adviser Agreement with Equus Capital Corporation, a Delaware corporation (the "Sub-Adviser"), pursuant to which the Sub- Adviser provides certain investment advisory services for the Fund, including preparing the Fund's quarterly net asset valuations. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. Included in "Due to management company" in the accompanying Balance Sheet at September 30, 1996 and 1995, are $515,306 and $309,266, respectively of such management fees. The Management Company also receives compensation for providing certain investor communication services, of which $37,500 is included in the accompanying Statements of Operations for the nine months ended September 30, 1996 and 1995.

         The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. The Sub-Adviser receives a fee from the Management Company equal to 50% of the Management Company's net management incentive fee. The management incentive fee is paid or reimbursed quarterly in arrears. Included in "Due to management company" in the accompanying Balance Sheet at September 30, 1996, is $75,983 of such management incentive fees. Current management incentive fee expense of $1,183,146 is included in the accompanying Statement of Operations for the nine months ended September 30, 1996.

         Included in "Deferred management incentive fees" in the accompanying Balance Sheets are $10,221,636 and $4,295,335 of accrued management incentive fees at September 30, 1996 and December 31, 1995, respectively. Such fees are calculated on the net unrealized appreciation of investments in portfolio securities and will not be paid until such appreciation is realized. Deferred management incentive fee expense for the nine months ended September 30, 1996 and 1995 totaled $5,926,301 and $1,410,873, respectively. The deferred management incentive fee is reflected as an expense of the Fund when there is an increase in the Fund's net unrealized appreciation of portfolio securities and is reflected as a reduction in expense to the Fund when there is a decrease in the Fund's net appreciation of portfolio securities.

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

         Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price as of the respective balance sheet dates, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Sub- Adviser, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, $106,228,726 (including $60,074,466 in publicly-traded securities, net of a $15,990,453 Valuation Discount) and $68,098,481 (including $26,862,806 in publicly-traded securities, net of a $5,642,282 Valuation Discount) at September 30, 1996 and December 31, 1995, respectively, the Sub-Adviser's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments. See Note 2 above regarding the accrual of management incentive fees.

         On a weekly basis, the Fund adjusts its net asset value for changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Such weekly net asset values appear in various publications, including BARRON'S and THE WALL STREET JOURNAL. Subsequent to September 30, 1996 and through November 12, 1996, the Fund's net asset value declined approximately 5.4% due to decreases in the market value of its publicly held securities.

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

(4)      BOOK TO TAX RECONCILIATION

         The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had undistributed net investment income and capital gains during 1995 of $173,128 and $9,995, respectively, for tax purposes. A dividend of such undistributed income was declared and will be distributed during 1996 (see note
5). The Fund had a net investment loss for tax purposes for the nine months ended September 30, 1996, and therefore has no net investment income to distribute for 1996. The Fund, for book purposes, has undistributed net capital gains of $5,943,891 in the accompanying Balance Sheet at September 30, 1996. However, for tax purposes, the Fund has distributed all of its net realized capital gains except for $2,197,530. The $2,197,530 is comprised of $2,187,535 of net realized capital gains for the nine months ended September 30, 1996 and $9,995 in net realized capital gains from 1995 which have not yet been distributed. The following is a reconciliation of the difference in the Fund's net realized capital gain on the sale of portfolio securities for book and tax purposes for the nine months ended September 30, 1996 and 1995, respectively.

                                                    1996           1995
                                                 -----------    -----------
   Net realized gain on the sales of portfolio
     securities, book ........................   $ 3,370,681    $ 6,867,395
   Management incentive fee ..................    (1,183,146)          --
   Reversal of amounts previously
     written off .............................          --           48,838
   Utilization of capital loss carryforwards .          --       (1,892,377)
                                                 -----------    -----------
   Net realized gain on the sales of
     portfolio securities, tax ...............   $ 2,187,535    $ 5,023,856
                                                 ===========    ===========

(5)      DIVIDENDS

         The Fund declared dividends of $183,123 during the nine months ended September 30, 1996, to be paid prior to year-end. The $183,123 represents $173,128 of ordinary income and $9,995 of capital gains. The Fund adopted a policy effective in 1995 to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. If the Fund does not have available cash to pay the minimum dividends, it may borrow the required funds or sell some of its portfolio investments.

(6)      TEMPORARY CASH INVESTMENTS

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts earning interest at rates ranging from 3.50% to 4.84% at September 30, 1996. The following is a list of temporary cash investments at September 30, 1996 and December 31, 1995:

                                                  1996           1995
                                               -----------   -----------

       Broadcort Money Plus ................   $      --     $     1,338
       Dreyfus Cash Management Fund ........          --          58,141
       Dreyfus Treasury Cash Management Fund          --      60,026,074
       First Interstate Bank of Texas, N.A .          --          85,353
       Great Hall Money Market .............            11         8,211
       NationsBank of Texas, N.A ...........    68,871,062          --
       Pitkin County Bank ..................          --          53,477
                                               -----------   -----------
           Total money market accounts .....   $68,871,073   $60,232,594
                                               ===========   ===========


(7)      PORTFOLIO SECURITIES

         During the nine months ended September 30, 1996, the Fund invested $9,800,000 in three new companies and made follow-on investments of $9,407,665 in nine portfolio companies, including $435,679 in dividends and accrued interest received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants. In addition, the Fund realized net capital gains of $3,370,681 during the nine months ended September 30, 1996.

         During the nine months ended September 30, 1995, the Fund invested $7,017,308 in a new company and made follow-on investments of $1,871,416 in six portfolio companies, and realized net capital gains of $6,867,395.

(8)      DEFERRED REORGANIZATION COSTS

         The Fund paid $117,300 in expenses related to the formation of the Fund and is amortizing such amount over 5 years. Accumulated amortization of such expenses totaled $99,705 and $82,110 at September 30, 1996 and December 31, 1995, respectively.

(9)      NOTES PAYABLE TO BANK

         The Fund had a $60,000,000 line of credit promissory note with a bank, with interest payable at the prime rate, at December 31, 1995. The prime rate was 8.5% at December 31, 1995. The Fund had $60,000,000 outstanding on such note at December 31, 1995, that was secured by $60,000,000 of the Fund's temporary cash investments. The Fund paid a $75,000 commitment fee on such note in 1995, which was deferred and amortized over the commitment period. Amortization expense related to such fees is included in "Interest expense" in the accompanying Statements of Operations for the nine months ended September 30, 1995.

         In March 1996, the Fund entered into a new $65,000,000 line of credit promissory note with a bank, with interest payable at 1% over the rate earned in its money market account. The Fund had $65,000,000 outstanding on such note at September 30, 1996, that was secured by $65,000,000 of the Fund's temporary cash investments. The Fund paid a $50,000 commitment fee in 1996, which was deferred and is being amortized over the commitment period. The note matures on April 4, 1997.

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

         On March 18, 1996, the Fund entered into a new $20,000,000 revolving line of credit with another bank which replaced its $13,000,000 line of credit. The Fund had $200,000 outstanding under such line of credit at September 30, 1996. The line is secured by the Fund's investments in portfolio securities. The Fund paid a $20,000 commitment fee in connection with such loan which was deferred and will be amortized over the commitment period which ends April 4, 1997. The outstanding balance on the loan bears interest at prime + 1/4% to 3/4%. The fund also pays 1/4% interest on the unused portion of the line of credit.

         The average daily balances outstanding on the Fund's notes payable during the nine months ended September 30, 1996 and 1995, were $7,215,345 and $2,450,915, respectively.

(10)     STOCK REPURCHASE PLAN

         During 1995, the Board of Directors of the Fund authorized the repurchase of additional shares of the Fund's common stock, and during the nine months ended September 30, 1995, the Fund repurchased and cancelled 145,500 shares of its stock for $1,993,642. The stock repurchased in 1995 was repurchased at an average discount of 33.61% from its net asset value.

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

(12)     COMMITMENTS AND CONTINGENCIES

         The Fund has made commitments to invest, under certain circumstances, up to an additional $2,000,000 in BSI Holdings, Inc., $565,500 in GCS RE, Inc., $450,000 in Sovereign Business Forms, Inc., $300,000 in Video Rental of Pennsylvania, Inc. and $500,000 in a new company. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment.

         On April 1, 1996, an action was filed in federal district court in Houston, Texas by two stockholders of the Fund against the directors of the Fund, the Management Company, and the Fund, as nominal defendant, asserting that by approving the rights offering the Management Company and the directors of the Fund violated their fiduciary duties to the Fund's stockholders under the Investment Company Act of 1940 and Delaware common law, that the Fund and the Management Company aided and abetted the breaches of fiduciary duties. The plaintiffs seek to have the action certified as a class action on behalf of all of the stockholders of the Fund but do not specify the amount of any damages that have been suffered. The Fund, its directors and the Management Company intend to vigorously defend against this action, and management of the Fund believes that ultimate resolution of such complaint will not have a material adverse effect on the Fund's financial position or results of operations.

         Certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(13)     SUBSEQUENT EVENTS

         In October 1996, in connection with its commitment discussed above, the Fund advanced an additional $100,000 to Sovereign Business Forms, Inc. under a 15% promissory note. In addition, during October 1996, the Fund advanced $216,705 to Strategic Materials, Inc. in exchange for 216,705 shares of common stock. In connection with such purchase, the Fund received warrants to buy up to 100,000 and 225,000 shares of Strategic Materials Inc. common stock for $1.50 and $.004643 per share, respectively.

         Subsequent to September 30, 1996, the Fund repaid $65,200,000 of notes payable to the bank.

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

         At September 30, 1996, the Fund had $109,478,726 of its assets invested in portfolio securities of 22 companies, and has committed to invest up to an additional $3,315,500 in three of such companies and $500,000 in a new company under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At September 30, 1996, the Fund had $200,000 outstanding on its $20,000,000 revolving line of credit loan from a bank.

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

         Net cash used by operating activities was $2,045,109 and $227,729 for the nine months ended September 30, 1996 and 1995. A decrease in cash interest and dividends received from portfolio companies in 1996 and increased interest expenses and management incentive fees paid during 1996 accounted for the majority of the increase in cash used by operating activities.

         At September 30, 1996, the Fund had $68,871,073 of its total assets of $179,301,832 invested in temporary cash investments consisting of money market securities. This amount includes proceeds from a $65,000,000 revolving line of credit to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on October 2, 1996.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

         Net investment loss after all expenses amounted to $7,269,127 and $1,168,020 for the nine months ended September 30, 1996 and 1995, respectively. The net investment loss in 1996 was primarily attributable to the accrual of $1,183,146 in management incentive fees and $5,926,301 in deferred management incentive fees related to the realized gains from the sales of portfolio securities of $3,370,681 and the increase in the net unrealized appreciation of portfolio securities of $32,176,557, respectively. Income from portfolio securities increased to $2,175,097 in 1996 as compared to $1,818,249 in 1995, due to the increase in amounts invested in dividend-bearing portfolio securities during 1996 as compared to 1995.

         Interest expense increased to $526,722 in 1996 as compared to $192,734 in 1995, due to the increase of the average daily balances outstanding on the lines of credit to $7,215,345 during the nine months ended September 30, 1996, from $2,450,915 in 1995.

         The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $1,332,137 and $928,508 for nine months ended September 30, 1996 and 1995, respectively. The increase in 1996 is due to the $28,278,111 increase in net assets from operations during the nine months ended September 30, 1996 and the $13,112,953 in net equity raised in the Fund's rights offering.

         The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $1,183,146 were accrued during the nine months ended September 30, 1996. Deferred management incentive fee expense (income) for the nine months ended September 30, 1996 and 1995 totaled $5,926,301 and $1,410,873, respectively. The deferred management incentive fee is reflected as an expense of the Fund when there is an increase in the Fund's net unrealized appreciation of portfolio securities and is reflected as a reduction in expense to the Fund when there is a decrease in the Fund's net appreciation of the portfolio securities. The deferred management incentive fees are not paid until such appreciation is realized.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

         During the nine months ended September 30, 1996, the Fund realized net capital gains of $3,370,681 from the sale or disposition of securities of six portfolio companies. The Fund sold 233,044 shares of Allied Waste Industries, Inc. ("AWIN") common stock for $1,563,678, realizing a capital gain of $461,919, exchanged 25,571 shares of Enterprises Holding Company preferred stock for $1,173,598 in cash and 238,933 shares of American Residential Services, Inc. common stock, realizing a capital gain of $1,173,598, sold 96,000 shares of Garden Ridge Corporation common stock for $4,719,360 realizing a capital gain of $4,343,372, sold 32,789 shares of Tech-Sym Corporation for $1,029,901, realizing a capital gain of $911,656 and exchanged $5,083,083 of notes receivable from Yellow Cab Service Corporation and $63,601 in cash for 71,440 shares of Coach USA, Inc common stock, valued at $1,714,560, realizing a capital loss of $3,432,124. In addition, the Fund realized a capital loss of $87,740 on its investment in Sports & Leisure, Inc., which filed for Chapter 11 bankruptcy during February 1996.

         During the nine months ended September 30, 1995, the Fund realized capital gains of $6,867,395 from the sale of securities in five portfolio companies.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

         Net unrealized appreciation on investments increased $32,176,557 during the nine months ended September 30, 1996, from $7,975,268 to $40,151,825. Such net increase resulted from increases in the estimated fair value of securities of ten of the Fund's Portfolio Companies aggregating $35,323,661, the decrease in the estimated fair value of the securities of three of the Fund's portfolio companies aggregating $3,433,992, and the transfer of $286,888 in net unrealized depreciation to net realized gains from the sale of investments in three companies.

         Net unrealized appreciation on investments increased $186,967 during the nine months ended September 30, 1995, from $9,255,817 to $9,442,784. Such net increase resulted from increases in the estimated fair value of securities of six of the Fund's portfolio companies aggregating $13,403,478, a decrease in the estimated fair value of securities of five portfolio company of $9,675,231 and the transfer of $3,541,280 in net unrealized appreciation to net realized gains.

DIVIDENDS

         The Fund declared dividends of $183,123 during the nine months ended September 30, 1996 and no dividends during the nine months ended September 30, 1995.

PORTFOLIO INVESTMENTS

         During the nine months ended September 30, 1996, the Fund invested $9,800,000 in three new Portfolio Companies and made follow-on investments in nine Portfolio Companies of $9,407,665, including $435,679 in accrued interest and dividends received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants.

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

         During 1996 the Fund advanced an additional $2,550,000 on a $2,600,000 prime + 1/4% convertible promissory note to American Residential Services, Inc. ("ARS"), a company formed to acquire existing businesses which provide plumbing, heating and air conditioning and electrical services to the residential community. On September 25, 1996, ARS completed an initial public offering of its common stock. In connection with such offering, ARS acquired EHC and the Fund received $1,173,598 in cash and 238,933 shares of ARS common stock in exchange for 5,000 shares of its EHC preferred stock. In addition, the Fund received 137,140 shares of ARS common stock in exchange for its remaining 20,571 shares of EHC preferred stock. The $4,8000,000 promissory note due from EHC was also repaid in full. The Fund was repaid $2,100,000 of the $2,600,000 promissory note. The remaining

$500,000 was converted into 844,962 shares of ARS common stock.

         During March 1996, the Fund invested $1,300,000 in Hot & Cool Holdings, Inc. ("Hot & Cool"), in exchange for a 12% subordinated promissory note. In addition, the Fund received warrants to buy 14,942 shares of common stock of Hot & Cool for $.01 per share through March 8, 2006. Hot & Cool manufactures automotive radiators and other heat transfer products in South Texas and Mexico.

         In March 1996, the Fund committed to invest up to an additional $1,200,000 in Video Rental of Pennsylvania ("VRP") in exchange for a 12% promissory note. The Fund had advanced $900,000 on such note through September 30, 1996. In April 1996, the Fund rolled $147,349 of accrued interest into a new $2,672,349, 10% promissory note due from VRP.

         In January 1996, in connection with the guaranty of $5,000,000 of BSI Holdings, Inc. ("BSI") debt, the Fund received warrants to acquire up to 22,018 shares of BSI Holdings, Inc. common stock for $0.01 per share. In May 1996, the Fund exercised warrants to buy 64,715 shares of common stock of BSI Holdings, Inc. for $647. On August 9, 1996, the Fund acquired 1,200,000 shares of Series A preferred stock of BSI for $1,200,000. In connection with such investment, the Fund received warrants to buy up to 31,926 and 3,991 shares of BSI common stock for $0.01 and $35 per share, respectively, through August 2006. In addition, on August 9, 1996 , the Fund converted its $3,350,000 senior subordinated debenture and $178,500 subordinated promissory note into 3,528,500 shares of 8%, Series B preferred stock of BSI.

         In May 1996, the Fund converted $342,541 of its note receivable from Champion Healthcare Corporation ("CHC") and exercised warrants to buy 45,000 and 5,246 shares of common stock of (CHC") for $315,000 and $27,541, respectively. In August 1996, CHC was merged into Paracelsus Healthcare Corporation ("PLS") and received one share of Paracelsus common stock for each share of common stock of CHC and two shares of PLS common stock for each share of CHC preferred stock.

         In January 1996, the Fund rolled $86,497 of accrued interest along with $677,250 from an existing note receivable from WMW Industries, Inc. ("WMW") into a new $763,747, 12% subordinated promissory note. In addition, in May 1996, the Fund purchased 40,617 shares of Series B convertible preferred stock of WMW for $67,830. In June 1996, the Fund converted its Series A and Series B convertible preferred stock of WMW into 4,642,452 shares of WMW common stock. WMW then effected a 10 for 1 reverse stock split leaving the Fund with 530,035 shares of WMW common stock.

         On August 22, 1996, the Fund acquired 6,500 shares of common stock for $650,000, invested $550,000 in a 15% promissory note and obtained warrants to buy up to 551,894 shares of common stock of Sovereign Business Forms, Inc. for $1 per share through August 2006. Sovereign Business Forms, Inc, located in Houston, Texas, is a business forms manufacturer.

         On August 29, 1996, Coach USA, Inc. acquired Yellow Cab Services Corporation. The Fund received 143,112 shares of Coach USA, Inc. common stock for its investment in Yellow Cab Service Corporation.

         During the nine months ended September 30, 1995, the Fund made follow-on investments of $749,172 in three portfolio companies.

         Of the companies in which the Fund has investments at September 30, 1996, Allied Waste Industries, Inc., American Residential Services, Inc., Coach USA, Inc., Drypers Corporation, Garden Ridge Corporation, NCI Building Systems, Inc. and Paracelsus Healthcare Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

SUBSEQUENT EVENTS

         In October 1996, in connection with its commitment, the Fund advanced an additional $100,000 to Sovereign Business Forms, Inc. under a 15% promissory note. In addition, during October 1996, the Fund advanced $216,705 to Strategic Materials, Inc. in exchange for 216,705 shares of common stock. In connection with such purchase, the Fund received warrants to buy up to 100,000 and 225,000 shares of Strategic Materials Inc. common stock for $1.50 and $.004643 per share, respectively.

         Subsequent to September 30, 1996, the Fund repaid $65,200,000 of notes payable to the bank.

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

Date:  November 13, 1996