Form 10-K
period 1996-12-31
EQUUS II INC ET AL
filed 1997-02-28
CIK 878932

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File Number 0-19509

                            EQUUS II INCORPORATED
            (Exact name of registrant as specified in its charter)

                DELAWARE                                       76-0345915
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      2929 Allen Parkway, Suite 2500                               77019
               HOUSTON, TEXAS                                  (Zip Code)

Registrant's telephone number, including area code: (713) 529-0900

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
      Title of each class                               on which registered
      -------------------                             -----------------------
         COMMON STOCK                                 AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $71,678,715, computed on the basis of $17 per share, closing price of the common stock on the American Stock Exchange, Inc. on February 19, 1997. For purposes of calculating this amount only, all Directors and executive officers of the registrant have been treated as affiliates. There were 4,300,682 shares of the registrant's common stock, $.001 par value, outstanding as of February 19, 1997. The net asset value of a share at December 31, 1996 was $24.00.

Documents incorporated by reference: Proxy Statement for 1997 Annual Meeting of Stockholders is incorporated by reference in Part III.

                              TABLE OF CONTENTS
                                                                           PAGE
PART I

 Item 1.  Business ........................................................  1
 Item 2.  Properties ...................................................... 16
 Item 3.  Legal Proceedings ............................................... 16
 Item 4.  Submission of Matters to a Vote of Security Holders ............. 17

PART II

 Item 5.  Market  for  Registrant's  Common  Equity  and  Related
           Stockholder Matters  ........................................... 17
 Item 6.  Selected Financial Data ......................................... 19
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................ 20
 Item 8.  Financial Statements and Supplementary Data...................... 26
 Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ........................... 48

PART III

 Item 10. Directors and Executive Officers of the Registrant .............. 48
 Item 11. Executive Compensation........................................... 48
 Item 12. Security Ownership of Certain Beneficial Owners and Management .. 48
 Item 13. Certain Relationships and Related Transactions .................. 48
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 48

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

      On June 30, 1993, Equus Investments Incorporated ("EQI"), a Delaware corporation and business development company was merged with and into the Fund. Pursuant to the Agreement and Plan of Merger dated March 26, 1993, as amended, (the "Merger"), all outstanding shares of EQI were converted into 0.54 of a share of the Fund's common stock. The Fund issued 1,147,137 shares of common stock, net of 130 shares redeemed in lieu of fractional shares, in connection with the Merger. The Merger of EQI into the Fund was recorded as a "pooling of interests" for financial statement reporting purposes. Accordingly, the financial statements of the Fund included elsewhere herein were restated to include the selected per share data and ratios for the two years ended December 31, 1993.

      The Fund has eight directors. Five of such directors are disinterested individuals (the "Independent Directors") as defined by the Investment Company Act. The directors are responsible for providing overall guidance and supervision of the Fund, approving the Fund's investments and valuation procedures and performing various duties imposed on directors of a business development company by the Investment Company Act. Among other things, the Independent Directors supervise the management arrangements for the Fund, the custody arrangements with respect to portfolio securities, the selection of independent public accountants, fidelity bonding and any transactions with affiliates.

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

      Equus Capital Corporation, a Delaware corporation (the "Sub-Adviser"), is the subordinate investment adviser to the Fund and is responsible for preparing the Fund's quarterly net asset valuations and providing certain investment advice to the Fund.

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

      The Fund's investments in portfolio securities are usually structured in private transactions negotiated directly with the owner or issuer of the securities acquired. Such securities consist principally of common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock.

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

      The Fund may borrow funds to make new or follow-on investments, to maintain its pass through tax status, or to pay contingencies and expenses. See "Borrowing" and "Loss of Conduit Tax treatment" under "Factors that May Affect Future Results, the Market Price of Common Stock, and the Accuracy of Forward Looking Statements."

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

      PROVIDING MANAGEMENT ASSISTANCE AND MONITORING OF INVESTMENTS. Successful private equity investments typically require active monitoring of, and significant participation in, major business decisions of Portfolio Companies. In most cases, officers of the Fund serve as members of the boards of directors of Portfolio Companies. Such management assistance is required of a business development company under the Investment Company Act and is intended to enable the Fund to provide guidance and management assistance with respect to such matters as capital structure, budgets, profit goals, diversification strategy, financing requirements, management additions or replacements and development of a public or private market for the securities of the Portfolio Company. In connection with their service as directors of Portfolio Companies, officers and directors of Management may receive and retain directors' fees or reimbursement for expenses incurred, and may participate in incentive stock option plans for non-employee directors, if any. When necessary, the Management Company, on behalf of the Fund, may also assign staff professionals with financial or management expertise to assist Portfolio Company management on specific problems.

CURRENT PORTFOLIO COMPANIES

      A. C. LIQUIDATING CORPORATION

      A. C. Liquidating Corporation ("ACL"), Houston, Texas, has disposed of its operating businesses and currently holds two parcels of real estate and a note receivable. ACL is offering the real estate for sale and intends to distribute the net proceeds from such sale, collections on the note receivable and its remaining cash to its shareholders as soon as possible. At December 31, 1996, the Fund's investment in ACL consisted of $188,014 in 10% secured promissory notes and $488,500 in 10% Series C cumulative preferred stock, and the investment was recorded at no value. Stock held by the Fund represents a 49% fully-diluted equity interest in ACL. Mr. Lehmann, President of the Fund, serves as a director of ACL.

      ALLIED WASTE INDUSTRIES, INC. (NASDAQ:  AWIN)

      Allied Waste Industries, Inc. ("Allied"), Scottsdale, Arizona, is involved in the acquisition and management of solid waste disposal operations. The Company owns or operates 122 collection companies, 41 transfer stations, 53 landfills and 53 recycling facilities located in 22 states. At December 31, 1996, the Fund's investment in Allied, valued at $11,876,548 with a cost of $5,109,808, consisted of 1,351,449 shares of common stock valued at an average of $8.69 per share, and warrants to buy up to 140,000 shares of common stock at prices ranging from $5.00 to $13.50 per share. The December 31, 1996 closing price of Allied's common stock on the NASDAQ National Market was $9.25 per share. Due to restrictions on the Fund's ability to sell a portion of the common stock and warrants, the aggregate value recorded by the Fund was $1,155,605 less than the aggregate value based on the market price at December 31, 1996. The Fund's investment in Allied represents an approximate 2% fully-diluted equity interest in Allied. Mr. Lehmann serves on Allied's Board of Directors.

      AMERICAN RESIDENTIAL SERVICES, INC. (NYSE: ARS)

      American Residential Services, Inc. ("ARS"), Houston, Texas, operates businesses which provide heating and air conditioning, plumbing and electrical services to the residential community. The December 31, 1996 closing price of ARS common stock on the New York Stock Exchange was $27.125 per share. At December 31, 1996, the Fund's investment in ARS, valued at $25,172,630 with a cost of $3,057,100, consisted of 1,221,035 shares of restricted common stock valued at an average of $20.61 per share, and warrants to buy up to 100,000 shares of common stock at $15 per share. Due to restrictions on the Fund's ability to sell the common stock and warrants, the aggregate value recorded by the Fund was $9,160,445 less than the aggregate value based on the market price at December 31, 1996. The Fund's investment in ARS represents an approximate 13% fully-diluted equity interest in ARS. Mr. Lehmann and Mr. Hale, a Vice President of the Fund, serve as directors of ARS.

      BSI HOLDINGS, INC., AND RELATED ENTITIES

      BSI Holdings, Inc. ("BSI"), Cincinnati, Ohio, is a licensed sportswear company with operating facilities in 11 states. BSI sells products to over 10,000 customers, including Wal-Mart, Target and

JC Penney. At December 31, 1996, the Fund's investment in BSI, valued at $13,478,500 with a cost of $6,059,687, consisted of 284,909 shares of common stock, 1,200,000 shares of Series A preferred stock, 3,528,500 shares of 8% Series B preferred stock and warrants to buy up to 3,991 shares of common stock for $35 per share. In addition, the Fund has committed to invest, under certain circumstances, up to an additional $1,000,000 in BSI in connection with its pending merger into Sun Sportswear, Inc. ("Sun"). The stock of Sun is traded on the NASDAQ National Market, and the Fund will receive shares of Sun stock in exchange for its investment in BSI if the merger is completed. The Fund's investment in BSI represents an approximate 49% fully-diluted equity interest. Mr. Lehmann and Mr. Hale serve as directors of BSI.

      GCS RE, Inc. ("GCS"), Houston, Texas, was formed to be a general partner of a real estate partnership, which owns a warehouse that is leased to BSI. At December 31, 1996, the Fund's investment in GCS consisted of 1,000 shares of common stock that was valued at $200,000, with a cost of $132,910. The Fund owns 100% of the stock of GCS, and GCS owns 50% of the real estate partnership. In addition, the Fund has committed to invest up to an additional $565,500 in GCS, under certain circumstances. Mr. Douglass, Chairman and CEO of the Fund, and Mr. Lehmann serve on the Board of Directors of GCS.

      CARDIOVASCULAR VENTURES, INC.

      Cardiovascular Ventures, Inc. ("CVI"), New Orleans, Louisiana, develops and operates freestanding clinics for cardiac catheterization procedures and manages one multi-specialty physicians practice group. CVI currently operates seven clinics in Florida, Louisiana, Maryland and Texas. At December 31, 1996, the Fund's investment in CVI consisted of 150,000, 214,286 and 56,717 shares of Series A, Series B and Series C convertible preferred stock, respectively, valued at $1,373,138, its original cost. The Fund's investment represents an approximate 8% fully-diluted equity interest in CVI.

      CARRUTH-DOGGETT INDUSTRIES, INC.

      Carruth-Doggett Industries, Inc. ("CDI"), Houston, Texas, operates five Case Equipment dealerships in the Houston area, which are involved in the sale or rental of new and used equipment, parts and services. Case is the second largest manufacturer of farm equipment in North America and the largest manufacturer of light and medium-sized equipment in the world. At December 31, 1996, the Fund's investment in CDI, valued at its original cost of $2,250,000, consisted of a $2,250,000, 10% senior subordinated promissory note, a warrant to buy up to 33,333 shares of CDI for $.01 per share and a warrant to buy up to 249 shares of CDE Corp., a sister company of CDI that owns the real property leased by CDI, for $.01 per share. The Fund's investment in CDI represents a 25% fully-diluted equity interest. Mr. Forbes, a Vice President of the Fund, serves on CDI's Board of Directors.

      COACH USA, INC. (NASDAQ: TOUR)

      Coach USA, Inc. ("Coach"), Houston, Texas, is the largest provider of motor coach charter, tour and sight seeing services and one of the largest non-municipal providers of commuter and transit motor coach services in the United States. The December 31, 1996 closing price of Coach's common stock on the NASDAQ National Market was $29 per share. At December 31, 1996, the Fund's investment in Coach, valued at $3,422,503 with a cost of $1,863,357, consisted of 143,112 shares of restricted common stock valued at an average of $23.91 per share. Due to restrictions on the Fund's ability to sell the stock, the aggregate value recorded by the Fund was $727,745 less than the aggregate value based on the market price at December 31, 1996. The Fund's investment in Coach represents an approximate 1% fully-diluted equity interest in Coach.

      DAVID'S SUPERMARKETS, INC.

      David's Supermarkets, Inc. ("David's"), Grandview, Texas, operates a chain of twenty-one grocery stores located in small towns in North Central Texas. At December 31, 1996, the Fund's investment in David's, valued at $3,784,450, with a cost of $4,069,450, consisted of 735,000 shares of common stock, 333,445 shares of 3.5% junior preferred stock and warrants to buy up to 538,462 shares of common stock for $1 per share. The Fund's investment in David's represents a 14% fully-diluted equity interest. Mr. Douglass and Mr.
Forbes serve on David's Board of Directors.

      DRYPERS CORPORATION (NASDAQ: DYPR)

      Drypers Corporation ("Drypers"), Houston, Texas, manufactures and distributes disposable diapers and baby wipes sold under the trade name Drypers(R). Drypers is believed to be the third leading branded diapeR manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina; Guadalajara, Mexico; Sao Paulo, Brazil and Puerto Rico. The December 31, 1996 closing price of Drypers' common stock on the NASDAQ National Market was $3.75 per share. At December 31, 1996, the Fund's investment in Drypers, valued at $9,396,651 with a cost of $8,900,132, consisted of 1,096,892 shares of restricted common stock, 25,000 shares of 7.5% convertible preferred stock which is convertible into 2,500,000 shares of common stock and warrants to buy 6,634 shares of common stock for $4 per share. The common stock equivalents held by the Fund were valued at an average of $2.61 per share due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $4,091,694. The Fund's investment in Drypers represents an approximate 21% fully-diluted equity interest in Drypers. Mr. Lehmann and Mr. Forbes serve as directors of Drypers.

      GARDEN RIDGE CORPORATION (NASDAQ: GRDG)

      Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates eighteen megastores in seven states and is continuing its expansion into other areas of the United States. The December 31, 1996 closing price of GRDG on the NASDAQ National Market was $8.625 per share. At December 31, 1996, the Fund's investment in GRDG, valued at $3,961,380 with a cost of $685,030, consisted of 474,942 shares of common stock. The stock was valued at an average of $8.34 per share due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $134,995. The Fund's investment in GRDG represents an approximate 3% fully-diluted equity interest in GRDG. Mr. Lehmann serves on GRDG's Board of Directors.

      HOT & COOL HOLDINGS, INC.

      Hot & Cool Holdings, Inc. ("Hot & Cool"), Laredo, Texas, is a manufacturer and distributor of automotive radiators and other heat transfer products. At December 31, 1996, the Fund's investment in Hot & Cool, valued at it original cost of $1,700,000, consisted of $1,300,000 in a 9% increasing rate subordinated promissory note, $400,000 in a 10% subordinated note and warrants to buy up to 14,942 shares of common stock for $0.01 per share. The Fund's investment represents an approximate 12% fully-diluted equity interest in Hot & Cool. Mr. Lehmann serves on Hot & Cool's Board of Directors.

      INDUSTRIAL EQUIPMENT RENTALS, INC.

      Industrial Equipment Rentals, Inc. ("IER"), Houma, Louisiana, rents industrial equipment from locations in Texas, Louisiana, Alabama and Mississippi, primarily to refineries, petrochemical plants and oil and gas operations. At December 31, 1996, the Fund's investment in IER, valued at $3,964,828 with a cost of $2,366,700, consisted of 182,230 shares of common stock, 5,371 shares of junior preferred stock, 67,500 shares of Series B senior convertible preferred stock, $1,077,778 in a 12% subordinated debenture and $499,950 in a 9% senior subordinated debenture. The Fund's investment in IER represents a 16% fully-diluted equity interest. Mr. Lehmann and Mr. Hale serve on IER's Board of Directors.

      MIDWAY AIRLINES CORPORATION

      Midway Airlines Corporation ("Midway"), Chicago, Illinois, is a commercial airline which serves markets on the east coast of the U. S. from its home base at the Raleigh-Durham Airport. At December 31, 1996, the Fund's investment in Midway, valued at $271,000 with a cost of $4,214,226, consisted of 452,392 shares of Class C common stock, 274,761 shares of junior preferred stock, $271,000 in a 12% subordinated note and warrants to buy up to 203,250 shares of Class C common stock for $.01 per share. The Fund's investment in Midway represents an approximate 1% fully-diluted equity interest in Midway. Subsequent to December 31, 1996, the Fund sold its investment in Midway for $278,272 realizing a capital loss of $3,935,954.

      NCI BUILDING SYSTEMS, INC. (NASDAQ: BLDG)

      NCI Building Systems, Inc. ("NCI"), Houston, Texas, manufactures and distributes pre-engineered metal buildings and components. NCI operates facilities in Alabama, Indiana, Mississippi, New Mexico, Tennessee and Texas. The December 31, 1996 closing price of NCI's common stock on the NASDAQ National Market was $34.50 per share. At December 31, 1996, the Fund's investment in NCI consisted of 100,000 shares of common stock valued at $3,450,000 with a cost of $159,784, which represents an approximate 1% fully-diluted equity interest in NCI. Mr. Forbes serves as a director of NCI.

      PARACELSUS HEALTHCARE CORPORATION (NYSE: PLS)

      Paracelsus Healthcare Corporation ("PLS"), Houston, Texas, owns or operates, directly or through hospital partnerships, 31 hospitals and five skilled nursing facilities in 11 states. The December 31, 1996 closing price of PLS's common stock on the New York Stock Exchange was $3.625 per share. At December 31, 1996, the Fund's investment in PLS, valued at $4,249,455 with a cost of $5,278,748, consisted of 1,263,058 shares of common stock. The common stock of PLS was valued by the Fund at an average of $3.36 per share at December 31, 1996, due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $329,130. The Fund's investment in PLS represents an approximate 2% fully-diluted equity interest in PLS.

      RESTAURANT DEVELOPMENT GROUP, INC.

      Restaurant Development Group, Inc. ("RDG"), Houston, Texas, was the South Florida franchisee of Rally's Inc., a drive-through restaurant chain. RDG sold its restaurants to Checkers Drive-in Restaurants, Inc. ("Checkers") in 1994 for 676,751 shares of common stock of Checkers (NASDAQ: CHKR) and a note receivable in the amount of $1,693,225. During 1996, the Checkers stock was sold and RDG used the proceeds to reduce its debt payable to the Fund. RDG intends to distribute to its shareholders any proceeds from collections on the note receivable. At December 31, 1996, the Fund's investment in RDG, valued at $908,000 with a cost of $2,999,156, consisted of 610,909 shares of Class A common stock, $108,000 in a prime +2% promissory note and warrants to buy up to 62,500 shares of common stock for $3.00 per share. The Fund's investment represents a 50% fully-diluted equity interest in RDG. Mr. Douglass and Mr. Lehmann serve on RDG's Board of Directors.

      SOVEREIGN BUSINESS FORMS, INC.

      Sovereign Business Forms, Inc. ("Sovereign"), Houston, Texas, is a manufacturer of wholesale business forms in Texas and Massachusetts. At December 31, 1996, the Fund's investment in Sovereign, valued at its original cost of $1,300,000, consisted of 7,500 shares of preferred stock,

$550,000 in a 15% promissory note and warrants to buy up to 551,894 shares of common stock at $1 per share. The Fund's investment represents a 30% fully-diluted equity interest in Sovereign. Mr. Forbes serves on Sovereign's Board of Directors.

      STRATEGIC HOLDINGS, INC. AND RELATED ENTITY

      Strategic Holdings, Inc. ("SHI"), Houston, Texas, was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc. SHI receives and processes used glass, which is then sold to the container, fiberglass and bead industries as a raw material source. At December 31, 1996, the Fund's investment in SHI was valued at $6,909,013, its original cost. The Fund's investment in SHI consists of 3,089,751 shares of common stock, 3,822,157 shares of Series B preferred stock, and warrants to buy 225,000 and 100,000 shares of SMI at $0.4643 and $1.50 per share, respectively. Mr. Lehmann and Mr. Hale serve as directors of SHI.

      SMIP, Inc. ("SMIP"), Houston, Texas, was formed to be the general partner of a limited partnership which owns an 18% fully-diluted interest in SHI. Management personnel of Strategic Materials, Inc. are the limited partners of the partnership. At December 31, 1996, the Fund's investment in SMIP was valued at $325,000, its original cost. The Fund's investment in SMIP consists of 1,000 shares of common stock and a $175,000, 15% promissory note. SMIP is wholly-owned by the Fund. Mr. Lehmann and Mr. Hale serve as directors of SMIP.

      The Fund's investments in SHI and SMIP represents an approximate 50% fully-diluted equity interest in SHI.

      SUMMIT/DPC PARTNERS, L. P.

      Summit/DPC Partners, L. P. ("DPC"), Houston, Texas, was formed to invest in DPC Acquisition Corp, which was created to acquire Doane Products Company, which is believed to be the largest manufacturer of private label dry pet food in the United States. At December 31, 1996, the Fund's investment in Summit/DPC was valued at $2,600,000, its original cost. The Fund's investment consists of an approximate 36% limited partnership interest in DPC, which in turn owns an approximate 17% fully-diluted interest in DPC Acquisition Corp.

      TRAVIS INTERNATIONAL, INC.

      Travis International, Inc. ("Travis"), Houston, Texas, distributes specialty products for industrial and commercial use, including o-rings, gaskets and sealants, builders' hardware and various other products used in the construction industry. At December 31, 1996, the Fund's investment in Travis, valued at $3,853,890 with a cost of $560,290, consisted of 66,784 shares of common stock and 104,500 shares of Class A common stock, which represents an approximate 15% fully-diluted equity interest in Travis. Mr.
Lehmann serves as a director of Travis.

      VRPI SPIN OFF, INC. AND RELATED ENTITY

      VRPI Spin Off, Inc. ("VRS"), Houston, Texas, owns the rights to receive over 50% of all general partner distributions from a limited partnership that has franchise rights to operate 12 BLOCKBUSTER_ Entertainment Corporation video cassette stores in the Pittsburgh, Pennsylvania area. At December 31, 1996, the Fund's investment in VRS, valued at $625,000 with a cost of $250,000, consisted of 100 shares of common stock. VRS is wholly-owned by the Fund. Messrs. Douglass, Lehmann and Dr. Williams, a director of the Fund, serve as directors of VRS and Video Rental of Pennsylvania, Inc. ("VRP"), the managing general partner of the limited partnership.

      Equus Video Corporation ("Video"), Houston, Texas, owns an 80% limited partnership interest in a partnership whose sole general partner is a corporation owned by VRP. The limited partnership is developing additional BLOCKBUSTER_ Entertainment Corporation video cassette stores in and around Pittsburgh. At December 31, 1996, the Fund's investment in 10,000 shares of common stock of Video was valued at $25,000, its original cost. In addition, the Fund has invested $2,672,349 in a 10% secured promissory note and $1,050,000 in a 12% promissory note of such partnership. The notes are guaranteed by VRP. Mr. Douglass and Mr. Lehmann serve as directors of Video.

      WMW INDUSTRIES, INC.

      WMW Industries, Inc. ("WMW"), Houston, Texas, manufactures and distributes wire cloth products and products used in industrial filtering and screening applications in oil and gas production and in water pollution monitoring wells. At December 31, 1996, the Fund's investment in WMW, valued at $2,240,153 with a cost of $2,800,632, consisted of 530,035 shares of common stock, $763,747 in a 12% subordinated promissory note, $1,012,576 junior participation in a prime +1.5% note and a warrant to buy 72,672 shares of common stock for $0.01 per share. The fund's investment in WMW represents an approximate 48% fully-diluted equity interest. Mr. Forbes serves on the Board of Directors of WMW.

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

DISPOSITION OF INVESTMENTS

      The method and timing of the disposition of the Fund's portfolio investments is critical to the realization of capital appreciation. The Fund expects to dispose of its portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public offerings, public sales of such securities pursuant to exemptions from registration requirements and negotiated private sales of such securities to the Portfolio Company itself or to other investors. In addition, the Fund may distribute its portfolio securities in-kind to its shareholders. In structuring investments, the Fund endeavors to reach such agreements or understandings with a prospective Portfolio Company as may be appropriate with respect to the method and timing of the disposition of the Fund's investment and, if appropriate, seeks to obtain registration rights at the expense of the Portfolio Company. The Fund bears the costs of disposing of investments to the extent not paid by the Portfolio Company.

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

      The Fund is responsible for paying certain expenses relating to its operations, including: management fees and incentive compensation to the Management Company; fees and expenses of the Independent Directors; finder's fees; direct costs of proposed investments in Portfolio Companies, whether or not completed, if such proposed investments have been approved for acquisition by the Board of Directors of the Fund; depositary fees of unaffiliated depositaries; fees of unaffiliated transfer agents, registrars and disbursing agents; the administrative fee to the Management Company; portfolio transaction expenses; interest; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; American Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Fund.

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

      Fund investments for which market quotations are readily available and which are freely transferable are valued as follows: (i) securities traded on a securities exchange or the NASDAQ National Market are valued at the closing price on the date of valuation and (ii) securities traded in the over-the-counter market are valued at the average of the closing bid and asked prices on the date of valuation. For securities which are in a class of public securities but are restricted from free trading (such as Rule 144 stock), valuation is set by discounting the closing sales or bid price to reflect the illiquidity caused by such restrictions. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

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

CUSTODIAN

      The Fund acts as the custodian of its securities to the extent permitted under the Investment Company Act and is subject to the restrictions imposed on self-custodians by the Investment Company Act and the rules and regulations thereunder. The Fund has entered into an agreement with NationsBank of Texas, Houston, Texas, with respect to the safekeeping of such securities. The principal business office of such company is 700 Louisiana Street, Suite 3200, Houston, Texas 77002.

TRANSFER AND DISBURSING AGENT

      The Fund employs Chase Mellon Shareholders Services ("Chase Mellon") as its transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of Chase Mellon is 2323 Bryan Street, Suite 2300, Dallas, Texas 75201.

FACTORS THAT MAY AFFECT FUTURE RESULTS, THE MARKET PRICE OF COMMON STOCK, AND THE ACCURACY OF FORWARD LOOKING STATEMENTS

      In the normal course of its business, the Fund, in an effort to keep its stockholders and the public informed about the Fund's operations and portfolio of investments, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Fund or companies in which it invests, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Fund, or projections involving anticipated purchases or sales of securities or other aspects of the Fund's operating results. Forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Fund's operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Fund, and any one of which, or a combination of which, could materially affect the results of the Fund's operations or net asset value, the market price of its common stock, and whether forward-looking statements made by the Fund ultimately prove to be accurate.

      The following discussion outlines certain factors that in the future could affect the Fund's results for 1997 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

      LONG-TERM OBJECTIVE. The Fund is intended for investors seeking long-term capital growth. The Fund is not meant to provide a vehicle for those who wish to play short-term swings in the stock market. The portfolio securities acquired by the Fund generally require four to seven years to reach maturity and generally are illiquid. An investment in shares of the Fund should not be considered a complete investment program. Each prospective purchaser should take into account his investment objectives as well as his other investments when considering the purchase of shares of the Fund.

      NON-DIVERSIFIED STATUS; NUMBER OF INVESTMENTS. The Fund is classified as a "non-diversified" investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not intend to initially invest more than 15% of the value of its assets in a single portfolio company. However, follow-on investments or a disproportionate increase in the value of one portfolio company may result in greater than 15% of the Fund's assets being invested in a single portfolio company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund's net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, the stock price of, or in the market's assessment of any single portfolio company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. The Fund currently has investments in 22 portfolio companies, of which three exceed 10% of the value of its net assets.

      LEVERAGED PORTFOLIO INVESTMENTS. While leveraged buyout investments and investments in highly leveraged companies offer the opportunity for significant capital gains and current income, such investments involve a high degree of business and financial risk and can result in substantial losses. The Fund's portfolio companies incur substantial indebtedness in connection with leveraged buyout or other highly leveraged transactions. Such indebtedness generally represents from 66% to 90% of the capitalization of a portfolio company. In the event a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness, the Fund's equity investment could be reduced or eliminated through foreclosure on the portfolio company's assets or the portfolio company's reorganization or bankruptcy. A substantial portion of the indebtedness incurred by portfolio companies may bear interest at rates that will fluctuate in accordance with a stated interest rate index or the prime lending rate. The cash flow of a portfolio company may not be sufficient to meet increases in interest payments on its indebtedness. Accordingly, the profitability of the Fund's portfolio companies, as well as appreciation of the investments in such companies, will depend in a significant part upon prevailing interest rates.

      LACK OF LIQUIDITY OF PORTFOLIO INVESTMENTS. The portfolio investments of the Fund consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in "private placement" transactions or because the Fund is deemed to be an affiliate of the issuer. Generally, the Fund will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act, and applicable state securities law or unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Fund's ability to liquidate its securities in portfolio companies since in most cases the securities of such companies will be privately held and the Fund may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers or issuers in particular industries. The above limitations on liquidity of the Fund's securities could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

      NEED FOR FOLLOW-ON INVESTMENTS IN PORTFOLIO COMPANIES. After its initial investment in a portfolio company, the Fund may be called upon from time to time to provide additional funds to such company or have the opportunity to increase its investment in a successful situation, e.g., the exercise of a warrant to purchase common stock. There is no assurance that the Fund will make, or have sufficient funds to make, follow-on investments. Any decision by the Fund not to make a follow-on investment or any inability on its part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for the Fund to increase its participation in a successful operation and may dilute the Fund's equity interest in or reduce the expected yield on its investment.

      COMPETITION FOR INVESTMENTS. The Fund encounters competition from other persons or entities with similar investment objectives. These competitors include leveraged buyout partnerships, other business development companies, investment partnerships and corporations, small business investment companies, large industrial and financial companies investing directly or through affiliates, foreign investors of various types and individuals. Some of these competitors may have greater financial resources and more personnel than the Fund and may be subject to different and frequently less stringent regulation.

      BORROWING. The Fund may borrow funds to make new or follow-on investments, to maintain its pass-through tax status as a regulated investment company under Subchapter M of the Code or to pay contingencies and expenses. The Fund is permitted under the Investment Company Act to borrow funds if, immediately after the borrowing, it will have an asset coverage of at least 200%. That is, the Fund may borrow funds in an amount up to 50% of the value of its assets (including investments made with borrowed funds). The amount and nature of any Fund borrows will depend upon a number of factors over which the Fund has no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of the stockholders. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in the Fund's net asset value. While the "spread" between the current yield on the Fund's investments and the cost of any loan would augment the stockholders' return from the Fund, if the spread narrows (because of an increase in the cost of debt or insufficient income on the Fund's investments), distributions to the stockholders would be adversely affected. If the spread were reversed, the Fund might be unable to meet its obligations to its lenders, which might then seek to cause the Fund to liquidate some or all of its investments. There can be no assurance that the Fund would realize full value for its investments or recoup all of its capital if its portfolio investments were involuntarily liquidated.

      The costs of borrowing money may exceed the income from the portfolio securities purchased by the Fund with the borrowed money. The Fund will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Fund (including any interest paid on the money borrowed). A decline in net asset value could affect the ability of the Fund to make distributions on the Common Stock. Failure by the Fund to distribute a sufficient portion of its net investment income and net realized capital gains could result in a loss of pass-through tax status or subject the Fund to a 4% excise tax. See "Tax Matters." If the asset coverage for debt securities issued by the Fund declines to less than 200% (as a result of market fluctuations or otherwise), the Fund may be required to sell a portion of its investments when it may be disadvantageous to do so.

      Because of the nature and size of its portfolio investments, the Fund borrows money from time to time to make qualifying investments to maintain its tax status under the Code. There can be no assurance that debt financing will be available on terms that the Fund considers to be acceptable and in the best interests of the Fund. If borrowing is unavailable, the Fund may be required to make an untimely disposition of an investment or lose its pass-through tax status. See "Loss of Conduit Tax Treatment" below.

      LOSS OF CONDUIT TAX TREATMENT. The Fund may cease to qualify for conduit tax treatment if it is unable to comply with the diversification requirements contained in Subchapter M of the Code. Subchapter M requires that at the end of each quarter (i) at least 50% of the value of the Fund's assets must consist of cash, government securities and other securities of any one issuer that do not represent more than 5% of the value of the Fund's total assets and 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of the Fund's assets may be invested in the securities of any one issuer (other than United States government securities), or of two or more issuers that are controlled by the Fund and are engaged in the same or similar or related trades or businesses. The Fund will borrow funds if necessary to make qualifying investments to satisfy the foregoing diversification requirements. If the Fund fails to satisfy such diversification requirements and ceases to qualify for conduit tax treatment, the Fund will be subject to income tax on its income and gains and stockholders will be subject to income tax on distributions. The Fund may also cease to qualify for conduit tax treatment, or be subject to a 4% excise tax, if it fails to distribute a sufficient portion of its net investment income and net realized capital gains.

      MARKET VALUE AND NET ASSET VALUE. The shares of common stock are listed on the AMEX. Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of a closed-end fund is a risk separate and distinct from the risk that the Fund's net asset value will decrease. The risk of purchasing shares of a closed-end fund that might trade at a discount is more pronounced for investors who wish to sell their shares in a relatively short period of time because for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. The Fund's shares have traded at a discount to net asset value since they began trading. Investors desiring liquidity may trade their shares of common stock on the AMEX at current market value, which may differ from the then current net asset value. For information concerning the trading history of the Fund's shares see "Market for Registrant's Common Stock and Related Stockholder Matters."

      VALUATION OF INVESTMENTS. The Fund's net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities on a weekly basis. The value of the Fund's investments in securities for which market quotations are not available is determined at the end of each calendar quarter. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined quarterly. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. At December 31, 1996, approximately 48% of the Fund's net assets were invested in securities for which market quotations were not readily available.

      POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Fund's common stock could be subject to significant fluctuations in response to variations in the net asset value of the Fund, its quarterly operating results, and other factors. The market price of the common stock may be significantly affected by such factors as the announcement of new or follow-on investments in portfolio companies, the sale or proposed sale of a portfolio investment, the results of operations or fluctuations in the market prices or appraised value of one or more of the Fund's portfolio companies, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. From time to time in recent years, the securities markets have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the common stock. In addition, the Fund is subject to the risk of the securities markets in which the portfolio securities of the Fund are traded. Securities markets are cyclical and the prices of the securities traded in such markets rise and fall at various times. These cyclical periods may extend over significant periods of time.

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

      The Investment Company Act prohibits or restricts the Fund from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Fund may acquire to "Qualifying Assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Fund's total assets consists of qualifying assets. Qualifying Assets include (i) securities of companies that were eligible Portfolio Companies at the time that the Fund acquired their securities; (ii) securities of companies that are actively controlled by the Fund; (iii) securities of bankrupt or insolvent companies that are not otherwise eligible Portfolio Companies; (iv) securities acquired as follow-on investments in companies that were eligible Portfolio Companies at the time of the Fund's initial acquisition of their securities but are no longer eligible Portfolio Companies, provided that the Fund has maintained a substantial portion of its initial investment in such companies; (v) securities received in exchange for or distributed on or with respect to any of the foregoing; and (vi) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for such securities to be considered Qualifying Assets. As a general matter, Qualifying Assets may only be purchased from the issuer or an affiliate in a transaction not constituting a public offering. The Fund may not purchase any security on margin, except such short-term credits as are necessary for the clearance of portfolio transactions, or engage in short sales of securities.

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

      The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. On June 22, 1994, the Fund's Board of Directors approved a stock repurchase program pursuant to which the Fund repurchased and canceled 46,200 shares of its stock for $640,159 in 1994. Such stock was repurchased at an average discount of 28.74% from its net asset value. From March 1995 until August 1995, pursuant to authorization from the Board of Directors, the Fund repurchased and canceled an additional 145,500 shares of its stock for $1,993,642. The stock repurchased in 1995 was repurchased at an average discount of 33.61% from its net asset value. There was no stock repurchased in 1996.

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

ITEM 3.     LEGAL PROCEEDINGS.

      The Fund, its affiliates and certain of the Portfolio Companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the net asset value of the Fund or the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or results of operations of the Fund will not be materially affected by these claims.

      On April 1, 1996, an action was filed in federal district court in Houston, Texas by two stockholders of the Fund against the directors of the Fund, the Management Company, and the Fund, as nominal defendant ("Defendants"), asserting that by approving the rights offering the Management

Company and the directors of the Fund violated their fiduciary duties to the Fund's stockholders under the Investment Company Act of 1940 and Delaware common law, and that the Management Company aided and abetted the breaches of fiduciary duties. The plaintiffs had attempted to have the action certified as a class action on behalf of all of the stockholders of the Fund but did not specify the amount of any damages that have been suffered. The suit was dismissed by the court in December 1996. The plaintiffs have refiled their case as a derivative action alleging that the Defendants breached their fiduciary duties under Delaware common law and abetted the breaches of fiduciary duties and again did not specify the amount of any damages. The Fund, its directors and the Management Company intend to vigorously defend against this action, and management of the Fund believes that ultimate resolution of such complaint will not have a material adverse effect on the Fund's financial position or results of operations. Through December 31, 1996, the Fund had incurred $92,336 in expenses related to such action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
            MATTERS.

      The Fund's shares of common stock trade on the American Stock Exchange under the symbol "EQS". The Fund had approximately 8,400 shareholders at February 18, 1997, 1,930 of which were registered holders. Registered holders do not include those shareholders whose stock has been issued in street name. The net asset value per share of the Fund's common stock at December 31, 1996, was $24.00.

       The following table reflects the high and low sales prices per share of the Fund's common stock on the American Stock Exchange for the two years ended December 31, 1996, by quarter.

               QUARTER
                ENDED                 HIGH           LOW
              ---------             -------        -------
              03/31/95 .....        $13.125        $12.250
              06/30/95 .....         14.750         12.250
              09/30/95 .....         16.000         13.875
              12/31/95 .....         15.875         13.000
              03/31/96 .....         16.375         13.125
              06/30/96 .....         16.250         14.250
              09/30/96 .....         16.750         12.250
              12/31/96 .....         17.750         15.125


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

      The Fund declared dividends of $3,180,422 ($0.76 per share), $5,814,990 ($2.00 per share) and $763,268 ($0.25 per share) during 1996, 1995 and 1994, respectively. The Fund adopted a policy
effective in 1995, to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1994 dividend was paid in cash and represented a return of capital. The 1996 and 1995 dividends, which represented the Fund's net income for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in January 1997 and December 1995. The Fund paid $1,209,850 and $2,753,180 in cash and issued 115,916 and 231,080 additional shares of stock at $17 and $13.25 per share in January 1997 and December 1995, respectively, in connection with such dividends.

      The Fund is investing in companies that it believes have a high potential for capital appreciation and the Fund intends to realize the majority of its profits upon the sale of its investments in Portfolio Companies. Consequently, most of the companies in which the Fund invests do not have established policies of paying annual dividends.

      A portion of the investments in portfolio securities held by the Fund is comprised of interest-bearing subordinated debt securities or dividend-paying preferred stock. The Fund will continue to distribute taxable net investment income earned on these investments from time to time, to the extent not retained for follow-on investments, expenses and contingencies. If taxable net investment income is retained, the Fund will be subject to Federal income tax.

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

ITEM 6.     SELECTED FINANCIAL DATA.

      Following is a summary of selected financial data and per share data of the Fund and its predecessors for the five years ended December 31, 1996. Amounts in thousands except per share data.

                                            1996              1995            1994              1993            1992
                                         ---------        ---------        ---------        ---------        ---------
Total investment income .............    $   2,590        $   3,075        $   1,921        $   1,552        $   1,796
Net investment income (loss) ........    $  (8,267)       $    (668)       $     518        $  (2,813)       $  (1,403)
Realized gain (loss) on sales
   of portfolio securities, net .....    $   4,037        $   7,669        $    (350)       $  (2,458)       $  10,744
Increase (decrease) in
   unrealized appreciation of
   portfolio securities, net ........    $  33,696        $  (1,281)       $  (2,563)       $  11,178        $  (6,034)
Total increase (decrease) in
   net assets from operations .......    $  29,467        $   5,720        $  (2,395)       $   5,907        $   3,307
Dividends ...........................    $   3,180        $   5,815        $     763        $   2,049        $   3,228
Total assets at end of year .........    $ 181,166        $ 132,450        $ 109,941        $ 114,411        $ 105,614
Net assets at end of year ...........    $ 103,223        $  61,853        $  60,880        $  64,679        $  59,436
Net cash used by operating
   activities .......................    $  (2,494)       $    (403)       $    (186)       $  (1,962)       $    (325)
Shares outstanding at end
   of year ..........................        4,301            3,139            3,053            3,099            3,013
Average shares outstanding
 during year ........................        3,819            2,968            3,084            3,013            2,880

Per Share Data:                             1996              1995            1994              1993            1992
                                         ---------        ---------        ---------        ---------        ---------
Net investment
   income (loss) ....................    $   (2.16)       $   (0.22)       $    0.17        $   (0.93)       $   (0.49)
Realized gain (loss) on sales
    of  portfolio securities, net ...    $    1.06        $    2.58        $   (0.12)       $   (0.82)       $    3.73
Increase (decrease) in
   unrealized appreciation of
    portfolio securities, net .......    $    8.82        $   (0.43)       $   (0.83)       $    3.71        $   (2.10)
Dividends ...........................    $    0.76        $    2.00        $    0.25        $    0.68        $    1.12
Net asset value (including
   unrealized appreciation),
   end of year ......................    $   24.00        $   19.71        $   19.94        $   20.87        $   19.72

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, the Fund had $111,059,488 of its assets invested in portfolio securities of 22 companies, and has committed to invest up to an additional $2,065,500 in four of such companies and $16,900,000 in four new companies under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, proceeds from the sale of existing portfolio securities and proceeds from future rights offerings of additional common stock are believed to be sufficient to finance these commitments. At December 31, 1996, the Fund had $300,000 outstanding on a $20,000,000 revolving line of credit loan from a bank. Subsequent to December 31, 1996, the Fund received a commitment to increase its revolving line of credit to $30,000,000.

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

      Net cash used by operating activities was $2,493,597, $402,820 and $185,849 for the three years ended December 31, 1996, respectively. Increased expenses paid during 1996 were primarily due to increases in the management fees and management incentive fees paid to the Management Company.

      At December 31, 1996, the Fund had $69,129,290 of its total assets of $181,116,399 invested in temporary cash investments consisting of money market securities and commercial paper. This amount includes proceeds from a $65,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on January 2, 1997.

      The Fund has the ability to borrow funds and issue forms of indebtedness, subject to certain restrictions. Net investment income and net realized gains from the sales of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of contingencies or to make follow-on or new investments.

      The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and stockholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment income (loss) after all expenses amounted to $(8,266,606), $(668,114) and $518,473 for the three years ended December 31, 1996. Income from portfolio securities decreased to $2,455,102 in 1996 as compared to $2,859,707 in 1995, which increased from $1,613,414 in 1994.

Amounts invested in interest and dividend-bearing portfolio securities increased during 1996 and 1995, and the Fund also received a one-time payment of $593,665 in dividends and payments to induce the Fund to convert preferred stock to common stock of Champion Healthcare Corporation in 1995. In addition, the Fund accrued $185,850 of interest income on one portfolio security in 1995 which had been completely reserved in 1994 as uncollectible. Interest income from temporary cash investments was $135,379 in 1996, $215,527 in 1995 and $307,722 in 1994. The steady decrease in 1996 and 1995 as compared to 1994 was a result of lower investable balances throughout the year.

      The net investment losses in 1996 and 1995 were primarily attributable to the accrual of $7,546,705 and $1,277,595, respectively, in current and deferred management incentive fees due to the realized gains from the sales of portfolio securities in 1996 and 1995 and an increase in the net unrealized appreciation of portfolio securities during 1996.

      Mailing, printing and other expenses decreased to $218,982 during 1996 as compared to $338,434 during 1995 and $165,330 during 1994, due to the higher cost for the preparation and distribution of the annual report and proxy statement for the annual shareholder's meeting held in June 1995. Interest expense increased to $582,884 in 1996 as compared to $318,048 in 1995 and $135,252 in 1994, due to the increase of the average daily balances outstanding on the lines of credit to $5,956,570 in 1996, from $2,839,315 in 1995 and $994,520 in 1994.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $1,848,253, $1,237,775 and $1,212,457 in 1996, 1995 and 1994, respectively. The increase in
1996 is due to the $29,466,916 increase in net assets from operations during the year ended December 31, 1996 and the $13,112,953 in net equity raised in the Fund's rights offering.

      The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Incentive fees of $1,058,012 were paid during the year ended December 31, 1996. Deferred management incentive fee expense (income) for 1996, 1995 and 1994 totaled $6,488,693, $1,277,595 and $(582,622), respectively. The deferred management incentive fee expense (income) relates to the increase (decrease) in net unrealized appreciation of portfolio securities and will not be paid until such appreciation is realized.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the year ended December 31, 1996, the Fund realized net capital gains of $4,037,326 from the sale or disposition of securities of seven portfolio companies. The Fund sold 233,044 shares of Allied Waste Industries, Inc. ("AWIN") common stock for $1,563,678, realizing a capital gain of $461,919; exchanged 5,000 shares of Enterprises Holding Company preferred stock for $1,765,243 in cash and 238,933 shares of American Residential Services, Inc. common stock, realizing a capital gain of $1,765,243; sold 96,000 shares of Garden Ridge Corporation common stock for $4,719,360 realizing a capital gain of $4,343,372; was repaid $350,000 on a note receivable from Restaurant Development Group, Inc. which had a basis of $275,000, realizing a capital gain of $75,000; sold 32,789 shares of Tech-Sym Corporation for $1,029,901, realizing a capital gain of $911,656; and exchanged $5,083,083 of notes receivable from Yellow Cab Service Corporation and $63,601 in cash for 71,440 shares of Coach USA, Inc. common stock, valued at $1,714,560, realizing a capital loss of $3,432,124. In addition, the Fund realized a capital loss of $87,740 on its investment in Sports & Leisure, Inc., which filed for Chapter 11 bankruptcy during February 1996.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation on investments increased $33,696,196 during the year ended December 31, 1996, from $7,975,268 to $41,671,464. Such net increase resulted from increases in the estimated fair value of securities of eleven of the Fund's Portfolio Companies aggregating $42,748,672, decreases in the estimated fair value of the securities of four of the Fund's portfolio companies aggregating $9,264,364, and the transfer of $211,888 in net unrealized depreciation to net realized gains from the sale of investments in six companies.

      Net unrealized appreciation on investments decreased $1,280,549 during the year ended December 31, 1995, from $9,255,817 to $7,975,268. Such net decrease resulted from increases in the estimated fair value of securities of six of the Fund's Portfolio Companies aggregating $13,601,466, decreases in the estimated fair value of securities of five portfolio Companies aggregating $10,971,005 and the transfer of $3,911,010 in net unrealized appreciation to net realized gains from the sale of investments in five companies.

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

DIVIDENDS

      The Fund declared dividends of $3,180,422 ($0.76 per share), $5,814,990 ($2.00 per share) and $763,268 ($0.25 per share) during 1996, 1995 and 1994, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1994 dividend was paid in cash and represented a return of capital. The 1996 and 1995 dividends, which represented the Fund's net investment income and net capital gains for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in January 1997 and December 1995. The Fund paid $1,209,850 and $2,753,180 in cash and issued 115,916 and 231,080 additional shares of stock at $17 and $13.25 per share, in January 1997 and December 1995, respectively, in connection with such dividends.

PORTFOLIO INVESTMENTS

      During the year ended December 31, 1996, the Fund invested $9,800,000 in three new Portfolio Companies and made follow-on investments in nine Portfolio Companies of $10,274,910, including $435,679 in accrued interest and dividends received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants.

      On January 2, 1996, the Fund exercised its warrants to acquire 163,044 shares of AWIN on a net exercise basis. This resulted in the Fund receiving 56,054 shares of AWIN valued at $750,000, which were paid for by tendering the remaining 106,990 shares from such warrants to AWIN. In May 1995, the Fund received 23,751 shares of common stock of AWIN valued at $144,733, as payment for dividends and inducement for the conversion of preferred stock to common stock.

      In January 1996, in connection with the guaranty of $5,000,000 of BSI Holdings, Inc. ("BSI") debt, the Fund received warrants to acquire up to 22,018 shares of BSI Holdings, Inc. common stock for $0.01 per share. In 1996, the Fund exercised warrants to buy 118,659 shares of common stock of BSI Holdings, Inc. for $1,187. On August 9, 1996, the Fund acquired 1,200,000 shares of Series A preferred stock of BSI for $1,200,000. In connection with such investment, the Fund received warrants to buy up to 31,926 and 3,991 shares of BSI common stock for $0.01 and $35 per share, respectively, through August 2006. In addition, on August 9, 1996, the Fund converted its $3,350,000 senior subordinated debenture and $178,500 subordinated promissory note into 3,528,500 shares of 8%, Series B preferred stock of BSI.

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

      During 1996 the Fund advanced an additional $2,550,000 on a $2,600,000 prime + 1/4% convertible promissory note to American Residential Services, Inc. ("ARS"), a company formed to acquire existing businesses which provide heating and air conditioning, plumbing and electrical services to the residential community. On September 25, 1996, ARS completed an initial public offering of its common stock. In connection with such offering, ARS acquired EHC and the Fund received $1,765,243 in cash and 238,933 shares of ARS common stock in exchange for 5,000 shares of its EHC preferred stock. In addition, the Fund received 137,140 shares of ARS common stock in exchange for its remaining 20,571 shares of EHC Series A and B preferred stock. The $4,800,000 promissory note due from EHC was also repaid in full. The Fund was repaid $2,100,000 of the $2,600,000 promissory note. The remaining $500,000 was converted into 844,962 shares of ARS common stock.

      During March 1996, the Fund invested $1,300,000 in Hot & Cool Holdings, Inc. ("Hot & Cool"), in exchange for a 9% to 12% subordinated promissory note. In addition, the Fund received warrants to buy 14,942 shares of common stock of Hot & Cool for $.01 per share through March 8, 2006. In December 1996, the Fund advanced an additional $400,000 to Hot & Cool in exchange for a 10% subordinated promissory note. Hot & Cool manufactures automotive radiators and other heat transfer products in South Texas and Mexico.

      In March 1996, the Fund committed to invest up to an additional $1,200,000 in Video Rental of Pennsylvania ("VRP") in exchange for a 12% promissory note. The Fund had advanced $1,050,000 on such note through December 31, 1996. In April 1996, the Fund rolled $147,349 of accrued interest into a new $2,672,349, 10% promissory note due from VRP.

      In May 1996, the Fund exchanged $342,541 of its note receivable from Champion Healthcare Corporation ("CHC") into common stock upon exercise of warrants to buy 45,000 and 5,246 shares of common stock of CHC for $315,000 and $27,541, respectively. In August 1996, CHC was merged into Paracelsus Healthcare Corporation ("PLS") and the Fund received one share of Paracelsus common stock for each share of common stock of CHC and two shares of PLS common stock for each share of CHC preferred stock.

      On June 28, 1996, Garden Ridge Corporation completed a 2 for 1 split of its common stock.

      On August 22, 1996, the Fund acquired 6,500 shares of common stock for $650,000, invested $550,000 in a 15% promissory note and obtained warrants to buy up to 551,894 shares of common stock of Sovereign Business Forms, Inc. ("Sovereign") for $1 per share through August 2006. In October 1996, the Fund acquired an additional 1,000 shares of preferred stock of Sovereign for $100,000 to enable Sovereign to acquire an additional company. Sovereign, located in Houston, Texas, is a business forms manufacturer.

      On August 29, 1996, Coach USA, Inc. acquired Yellow Cab Services Corporation. The Fund received 143,112 shares of Coach USA, Inc. common stock for its investment in Yellow Cab Service Corporation.

      In October 1996, the Fund acquired an additional 103,343 shares of common stock and 116,257 shares of Series B preferred stock of Strategic Holdings, Inc. for $101,981 and $114,727, respectively.

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

      Of the companies in which the Fund has investments at December 31, 1996, only ARS, AWIN, Coach USA, Inc., Drypers Corporation, GRDG, NCI Building Systems, Inc. and PLS are publicly-held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment. See "Valuation".

SUBSEQUENT EVENTS

      Subsequent to December 31, 1996, the Fund repaid $65,300,000 of notes payable to the bank.

      On February 11, 1997, the Fund sold its investment in Midway Airlines Corporation for $278,272 realizing a capital loss of $3,935,954.

      Subsequent to December 31, 1996, the Fund mailed a proxy statement pertaining to a special meeting of stockholders to be held on March 27, 1997 (the "Special Meeting"), to stockholders of record as of February 18, 1997. At the Special Meeting the stockholders of the Fund will be asked to vote on the following matters:

      (1) The stockholders have been asked to approve and adopt a new management agreement that eliminates any future management incentive fee.

      (2) The stockholders have been asked to authorize the payment to the Management Company of the deferred management incentive fee ($10,784,028 as of December 31, 1996), in shares of restricted common stock, and

      (3) The stockholders have been asked to approve and adopt a stock incentive plan which permits the issuance of options to purchase common stock of the Fund to the Fund's officers and directors in amounts up to 20% of the outstanding shares of common stock of the Fund.

      Implementation of the proposals is contingent on the approval of all three proposals by the stockholders. The adoption of the proposals also will be contingent upon receipt by the Fund and the Management Company of an exemptive order from the Securities and Exchange Commission that permits the proposed payment of the deferred management incentive fee in shares of common stock. The Fund and the Management Company filed an application for such exemptive order on October 10, 1996.

      The Board of Directors of the Fund believes the implementation of the proposals will more closely align the interests of the Fund's management with those of the stockholders. In addition, the Fund's expense ratio in periods of net realized gains and unrealized appreciation on its investments will be reduced as a result of no further incentive fee accruals. The total net assets of the Fund would have been increased by $10,784,028, and the net asset value per share would have been reduced by approximately $1.05 if all the proposals had been implemented as of December 31, 1996.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Report of Independent Public Accountants

To the Board of Directors of
  Equus II Incorporated:

      We have audited the accompanying balance sheets of Equus II Incorporated (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 1996 and 1995, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1996, and the selected per share data and ratios for each of the five years in the period ended December 31, 1996. These financial statements, selected per share data and ratios are the responsibility of the management of Equus II Incorporated. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical verification or confirmation of securities owned as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the financial statements include investment securities valued at $107,609,488 (104% of net assets) and $68,098,481 (110% of net assets) as of December 31, 1996 and 1995, respectively, whose values have been estimated by Equus Capital Corporation (the "Sub-Adviser") and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. We have reviewed the procedures used by the Sub-Adviser in arriving at their estimates of value of such securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Sub-Adviser's estimates of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

      In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus II Incorporated as of December 31, 1996 and 1995, the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1996, and the selected per share data and ratios for each of the five years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP
    ARTHUR ANDERSEN LLP

Houston, Texas
February 14, 1997

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                        1996                      1995
                                                                    ------------             ------------
  ASSETS
Investments in portfolio securities at fair value
      (cost of $69,388,024 and $63,635,092, respectively) .......   $111,059,488             $ 71,610,360
 Temporary cash investments, at cost
   which approximates fair value ................................     69,129,290               60,232,594
Cash ............................................................           --                      7,267
Accounts receivable .............................................          1,326                    1,326
Accrued interest receivable .....................................        897,065                  525,939
Commitment fees, net ............................................         17,500                   37,500
Deferred reorganization costs, net ..............................         11,730                   35,190
                                                                    ------------             ------------
      Total assets ..............................................   $181,116,399             $132,450,176
                                                                    ------------             ------------
LIABILITIES AND NET ASSETS
Liabilities:
   Accounts payable .............................................   $    208,231             $    242,286
   Dividend payable .............................................      1,209,850                     --
   Due to management company ....................................        390,982                  309,266
   Deferred management incentive fees ...........................     10,784,028                4,295,335
   Notes payable to bank ........................................     65,300,000               65,750,000
                                                                    ------------             ------------
      Total liabilities .........................................   $ 77,893,091             $ 70,596,887
                                                                    ------------             ------------
Commitments and contingencies
Net assets:
   Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares outstanding ...........................           --                       --
   Common stock, $.001 par value, 10,000,000 shares
    authorized, 4,300,682 and 3,138,575 shares
    outstanding, respectively ...................................          4,301                    3,139
   Additional paid-in capital ...................................     57,934,306               51,291,676
   Undistributed net investment income ..........................           --                       --
   Undistributed net capital gains ..............................      3,613,237                2,583,206
   Unrealized appreciation of portfolio securities, net .........     41,671,464                7,975,268
                                                                    ------------             ------------
      Total net assets ..........................................   $103,223,308             $ 61,853,289
                                                                    ============             ============
      Net assets per share ......................................   $      24.00             $      19.71
                                                                    ============             ============

   The accompanying notes are an integral part of these financial statements.

                            EQUUS II INCORPORATED
                           STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                1996                  1995                 1994
                                                                            ------------          -----------          ------------
Investment income:
     Income from portfolio securities .............................         $  2,455,102          $ 2,859,707          $  1,613,414
     Interest from temporary cash investments .....................              135,379              215,527               307,722
                                                                            ------------          -----------          ------------
         Total investment income ..................................            2,590,481            3,075,234             1,921,136
                                                                            ------------          -----------          ------------
Expenses:
     Management fee ...............................................            1,848,253            1,237,775             1,212,457
     Management incentive fees ....................................            1,058,012                 --                    --
     Deferred management incentive fee ............................            6,488,693            1,277,595              (582,622)
     Director fees and expenses ...................................              203,324              206,124               157,327
     Professional fees ............................................              303,545              251,770               209,845
     Administrative fees ..........................................               50,000               50,000                50,000
     Mailing, printing and other expenses .........................              218,982              338,434               165,330
     Interest expense .............................................              582,884              318,048               135,252
     Franchise taxes ..............................................               79,934               40,142                31,614
     Amortization .................................................               23,460               23,460                23,460
                                                                            ------------          -----------          ------------
          Total expenses ..........................................           10,857,087            3,743,348             1,402,663
                                                                            ------------          -----------          ------------
Net investment income (loss) ......................................           (8,266,606)            (668,114)              518,473
                                                                            ------------          -----------          ------------
Realized gain (loss) on sales of portfolio
     securities, net ..............................................            4,037,326            7,668,524              (350,309)
                                                                            ------------          -----------          ------------
Unrealized appreciation of portfolio securities, net:
     End of year ..................................................           41,671,464            7,975,268             9,255,817
     Beginning of year ............................................            7,975,268            9,255,817            11,818,618
                                                                            ------------          -----------          ------------
     Increase (decrease) in unrealized
        appreciation of portfolio securities, net .................           33,696,196           (1,280,549)           (2,562,801)
                                                                            ------------          -----------          ------------
     Total increase (decrease) in net assets
        from operations ...........................................         $ 29,466,916          $ 5,719,861          $ (2,394,637)
                                                                            ============          ===========          ============

   The accompanying notes are an integral part of these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              1996                   1995                   1994
                                                          -------------          ------------          ------------
Operations:
     Net investment income (loss) ....................    $  (8,266,606)         $   (668,114)         $    518,473
     Realized gain (loss) on sales
         of portfolio securities, net ................        4,037,326             7,668,524              (350,309)
    Increase (decrease) in unrealized
         appreciation of portfolio securities, net ...       33,696,196            (1,280,549)           (2,562,801)
                                                          -------------          ------------          ------------
Increase (decrease) in net assets from
     operations ......................................       29,466,916             5,719,861            (2,394,637)
                                                          -------------          ------------          ------------
Capital transactions:
     Proceeds from rights offering ...................       13,338,935                  --                    --
     Rights offering expenses ........................         (225,982)                 --                    --
     Redemptions of fractional shares ................             --                    (114)                 (897)
     Stock repurchased and retired under
        common stock repurchase plan .................             --              (1,193,642)             (640,159)
     Dividends .......................................       (3,180,422)           (5,814,990)             (763,268)
     Stock issued in common stock dividend ...........        1,970,572             3,061,810                  --
                                                          -------------          ------------          ------------
     Decrease in net assets from capital
        share transactions ...........................       11,903,103            (4,746,936)           (1,404,324)
                                                          -------------          ------------          ------------
Increase (decrease) in net assets ....................       41,370,019               972,925            (3,798,961)
 Net assets, at beginning of year ....................       61,853,289            60,880,364            64,679,325
                                                          -------------          ------------          ------------
 Net assets, at end of year ..........................    $ 103,223,308          $ 61,853,289          $ 60,880,364
                                                          =============          ============          ============

   The accompanying notes are an integral part of these financial statements.

                            EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                      1996             1995             1994
                                                                                 -------------    -------------    -------------
Cash flows from operating activities:
     Interest received ......................................................... $   1,783,676    $   1,940,403    $   1,801,962
     Cash paid to management company,
        directors, a bank and suppliers ........................................    (4,277,273)      (2,343,223)      (1,987,811)
                                                                                 -------------    -------------    -------------
        Net cash used by operating activities ..................................    (2,493,597)        (402,820)        (185,849)
Cash flows from investing activities:
     Purchase of portfolio securities ..........................................   (18,889,231)     (13,785,810)      (9,512,649)
     Proceeds from sales of portfolio securities ...............................     8,328,182        8,850,646        1,857,460
     Principal payments from portfolio securities ..............................     9,281,122        4,698,814          156,582
     Purchase of temporary cash investments
        with original maturities of greater than
        three months ...........................................................          --               --           (300,000)
     Maturity of temporary cash investments
        with original maturities of greater than
        three months ...........................................................          --            300,000          200,000
                                                                                 -------------    -------------    -------------
        Net cash provided (used) by investing
           activities ..........................................................    (1,279,927)          63,650       (7,598,607)
                                                                                 -------------    -------------    -------------
Cash flows from financing activities:
     Advances from bank ........................................................   261,250,000      273,650,000      152,600,000
     Repayments to bank ........................................................  (261,700,000)    (253,500,000)    (152,000,000)
     Proceeds from rights offering .............................................    13,338,935             --               --
     Rights offering expenses ..................................................      (225,982)            --               --
     Dividends paid ............................................................          --         (2,753,180)      (1,425,862)
     Repurchase of common stock ................................................          --         (1,993,642)        (640,159)
     Redemptions of fractional shares ..........................................          --               (114)            (897)
                                                                                 -------------    -------------    -------------
        Net cash provided (used) by financing
           activities ..........................................................    12,662,953       15,403,064       (1,466,918)
                                                                                 -------------    -------------    -------------
Net increase (decrease) in cash and
     cash equivalents ..........................................................     8,889,429       15,063,894       (9,251,374)

Cash and cash equivalents at
     beginning of year .........................................................    60,239,861       45,175,967       54,427,341
                                                                                 -------------    -------------    -------------
Cash and cash equivalents at end
     of year ................................................................... $  69,129,290    $  60,239,861    $  45,175,967
                                                                                 =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                             EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                  (Continued)

                                                     1996           1995           1994
                                                     ----           ----           ----
Reconciliation of increase (decrease)
     in net assets from operations to net cash
     used by operating activities:
Increase (decrease) in net assets from
     operations ...............................   $ 29,466,916    $ 5,719,861    $(2,394,637)
Adjustments to reconcile increase (decrease)
     from operations to net cash used by
     operating activities:
     Realized (gain) loss on sales of
        portfolio securities, net .............     (4,037,326)    (7,668,524)       350,309
     Decrease (increase) in unrealized
        appreciation, net .....................    (33,696,196)     1,280,549      2,562,801
     Fees received in stock ...................           --             --          (20,000)
     Decrease (increase) in accounts receivable           --             (886)         1,464
     Increase in accrued interest
        receivable ............................       (371,126)      (268,036)      (100,638)
     Accrued interest or dividends exchanged
        for portfolio securities ..............       (435,679)      (865,909)          --
     Commitment fees paid .....................        (70,000)       (75,000)       (56,250)
     Amortization of commitment fee ...........         90,000         65,625         56,250
     Amortization of deferred
        reorganization costs ..................         23,460         23,460         23,460
     Increase (decrease) in accounts payable ..        (34,055)       105,111         (5,925)
     Increase (decrease) in due to
        management company ....................      6,570,409      1,280,929       (602,683)
                                                  ------------    -----------    -----------
Net cash used by operating activities .........   $ (2,493,597)   $  (402,820)   $  (185,849)
                                                  ============    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             EQUUS II INCORPORATED
                      SELECTED PER SHARE DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31,1996

                                                            1996            1995            1994            1993            1992
                                                         ---------       ---------       ---------       ---------       ---------
SELECTED PER SHARE DATA:
Investment income ..................................     $    0.68       $    1.04       $    0.62       $    0.52       $    0.62
Expenses ...........................................          2.84            1.26            0.45            1.45            1.11
                                                         ---------       ---------       ---------       ---------       ---------
Net investment income (loss) .......................         (2.16)          (0.22)           0.17           (0.93)          (0.49)
Realized gain (loss) on sales of
   portfolio securities, net .......................          1.06            2.58           (0.12)          (0.82)           3.73
Increase (decrease) in unrealized
   appreciation of portfolio
   securities, net .................................          8.82           (0.43)          (0.83)           3.71           (2.10)
                                                         ---------       ---------       ---------       ---------       ---------
Increase (decrease) in net
   assets from operations ..........................          7.72            1.93           (0.78)           1.96            1.14
Capital transactions:
Dividends ..........................................         (0.76)          (2.00)          (0.25)          (0.68)          (1.12)
Effect of common stock repurchases .................          --              0.35            0.10            --              --
Dilutive effect of shares issued
   in common stock dividend ........................         (0.20)          (0.51)           --             (0.13)          (0.35)
Effect of rights offering ..........................         (2.47)           --              --              --              --
                                                         ---------       ---------       ---------       ---------       ---------
Net decrease in assets from
   capital transactions ............................         (3.43)          (2.16)          (0.15)          (0.81)          (1.47)
                                                         ---------       ---------       ---------       ---------       ---------
Net increase (decrease) in net assets ..............          4.29           (0.23)          (0.93)           1.15           (0.33)

Net assets at beginning of year ....................         19.71           19.94           20.87           19.72           20.05
                                                         ---------       ---------       ---------       ---------       ---------
Net assets at end of year ..........................     $   24.00       $   19.71       $   19.94       $   20.87       $   19.72
                                                         =========       =========       =========       =========       =========
Weighted average number of shares
   outstanding during year, in thousands ...........         3,819           2,968           3,083           3,013           2,880
SELECTED RATIOS:
Ratio of expenses to average
   net assets ......................................         13.15%           6.10%           2.23%           7.03%           5.46%
Ratio of net investment income
     (loss) to average net assets ..................        (10.02)%         (1.09)%          0.83%          (4.53)%         (2.40)%
Ratio of increase (decrease) in net
   assets from operations to average
   net assets ......................................         35.70%           9.32%          (3.81)%          9.52%           5.64%

   The accompanying notes are an integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1996

                                                                  DATE OF
              PORTFOLIO COMPANY                             INITIAL INVESTMENT        COST       FAIR VALUE
              -----------------                             ------------------     ----------    -----------
 A. C. Liquidating Corporation                                  February 1985
   -4,885 shares of 10% Series C                                                    $ 488,500     $        -
    cumulative preferred stock
   -10% secured promissory notes                                                      188,014              -

 Allied Waste Industries, Inc. (NASDAQ - AWIN)                   March 1989
   -1,351,449 shares of common stock                                                5,109,808     11,749,985
   -Warrants to buy up to 125,000 and
    15,000 shares of common stock at $5.00
    and $13.50 per share through August 1999
    and February 1997, respectively                                                         -        126,563

 American Residential Services, Inc. (NYSE - ARS)
   -1,221,035 shares of common stock                            December 1995       3,057,100     24,909,505
   -Warrants to buy up to 100,000 shares
    of common stock at $15 per share through
    September 2001                                                                          -        263,125

 BSI Holdings, Inc.                                             February 1989
   -284,909 shares of common stock                                                  1,331,187      8,750,000
   -1,200,000 shares of Series A preferred stock                                    1,200,000      1,200,000
   -3,528,500 shares of 8% Series B preferred stock                                 3,528,500      3,528,500
   -Warrants to buy up to 3,991 shares of common
    stock at $35 per share through August 2006                                              -              -
   -1,000 shares of common stock of GCS RE, Inc.                                      132,910        200,000

 Cardiovascular Ventures, Inc.                                  November 1991
   -150,000 shares of Series A convertible
    preferred stock                                                                   375,000        375,000
   -214,286 shares of Series B convertible
    preferred stock                                                                   750,001        750,001
   -56,717 shares of Series C convertible
    preferred stock                                                                   248,137        248,137

   The accompanying notes are an integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1996
                                  (Continued)

                                                                Date of
                    Portfolio Company                     Initial Investment         Cost        Fair Value
                    -----------------                     ------------------       ----------    ----------
 Carruth-Doggett Industries, Inc.                             December 1995
   -10% senior subordinated promissory note
   -Warrant to buy up to 33,333 shares                                             $2,250,000     $2,250,000
    of common stock at $0.01 per share
    through December 14, 2005                                                               -              -
   -Warrant to buy up to 249 shares of
    common stock of CDE Corp. at $0.01 per
    share through December 2005                                                             -              -

 Coach USA, Inc. (NASDAQ - TOUR)
   -143,112 shares of common stock                            August 1996           1,863,357      3,422,503

 David's Supermarkets, Inc.
   -735,000 shares of common stock                            February 1990           735,000        450,000
   -333,445 shares of 3.5% junior preferred stock                                   3,334,450      3,334,450
   -Warrants to buy up to 538,462
    shares of common stock at $1 per
    share through April 2000                                                                -              -

 Drypers Corporation (NASDAQ - DYPR)
   -1,096,892 shares of common stock                            July 1991           6,400,132      3,299,289
   -25,000 shares of 7.5% convertible
    preferred stock                                                                 2,500,000      6,097,362
   -Warrants to buy up to 6,634 shares of common
    stock at $4 per share through June 1998                                                 -              -

 Garden Ridge Corporation (NASDAQ - GRDG)                       July 1992
   -474,942 shares of common stock                                                    685,030      3,961,380

 Hot & Cool Holdings, Inc.                                     March 1996
   -9% increasing rate subordinated promissory note                                 1,300,000      1,300,000
   -10% subordinated note                                                             400,000        400,000
   -Warrants to buy up to 14,942 shares of common
    stock at $.01 per share through March 2006                                              -              -

   The accompanying notes are an integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1996
                                  (Continued)

                                                           Date of
                 Portfolio Company                    Initial Investment        Cost       Fair Value
                 -----------------                    ------------------        ----       ----------
 Industrial Equipment Rentals, Inc.                          June 1993
   -182,230 shares of common stock                                             $   1,822     $1,349,960
   -5,371 shares of junior preferred stock                                       537,100        537,100
   -67,500 shares of Series B convertible
    preferred stock                                                              250,050        500,040
   -12% subordinated debenture                                                 1,077,778      1,077,778
   -9% senior subordinated debenture                                             499,950        499,950

 Midway Airlines Corporation                                August 1993
   -452,392 shares of Class C common stock                                     1,195,616              -
   -274,761 shares of junior preferred stock                                   2,747,610              -
   -12% subordinated note                                                        271,000        271,000
   -Warrants to buy up to 203,250 shares
    of Class C common stock at $.01 per share
    through April 2002                                                                 -              -

 NCI Building Systems, Inc. (NASDAQ - BLDG)                 April 1989
   -100,000 shares of common stock                                               159,784      3,450,000

 Paracelsus Healthcare Corporation (NYSE - PLS)            December 1990
  -1,263,058 shares of common stock                                            5,278,748      4,249,455

 Restaurant Development Group, Inc.                          June 1987
   -610,909 shares of Class A common stock                                     2,891,156        700,000
   -Prime +2% promissory note                                                    108,000        108,000
   -Warrants to buy up to 62,500
    shares of common stock at $3 per
    share through April 1998                                                                       -              -

Sovereign Business Forms, Inc.                              August 1996
  -7,500 shares of preferred stock                                               750,000        750,000
  -15% promissory note                                                           550,000        550,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006                                          -              -

   The accompanying notes are an integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1996
                                  (Continued)

                                                              DATE OF
            PORTFOLIO COMPANY                           INITIAL INVESTMENT          COST          FAIR VALUE
            -----------------                           ------------------       ------------     -----------
Strategic Holdings, Inc.                                   September 1995
  -3,089,751 shares of common stock                                              $  3,088,389     $  3,088,389
  -3,822,157 shares of Series B preferred stock                                     3,820,624        3,820,624
  -Warrants to buy 225,000 and 100,000 shares of
    common stock at $0.4643 and $1.50 per share,
    respectively, through August 2005                                                     -               -
  -1,000 shares of SMIP, Inc. common stock                                            150,000          150,000
  -15% promissory note of SMIP, Inc.                                                  175,000          175,000

Summit/DPC Partners, L.P.                                   October 1995
  -36.11% limited partnership interest                                              2,600,000        2,600,000

Travis International, Inc.                                  December 1986
  -66,784 shares of common stock                                                      534,589        1,502,640
  -104,500 shares of Class A common stock                                              25,701        2,351,250

VRPI Spin Off, Inc.                                         January 1988
  -100 shares of common stock                                                         250,000          625,000
  -10% secured promissory note                                                      2,672,349        2,672,349
  -12% secured promissory note                                                      1,050,000        1,050,000
  -10,000 shares of common stock
   of Equus Video Corporation                                                          25,000           25,000

WMW Industries, Inc.                                        October 1989
  (formerly Williams & Mettle Co.)
  -530,035 shares of common stock                                                   1,024,309          463,830
  -12% subordinated promissory note                                                   763,747          763,747
  -Junior participation in prime + 1.75% note                                       1,012,576        1,012,576
  -Warrant to buy 72,672 shares of common
   stock at $0.01 per share through
   through December 1999                                                                    -                -
                                                                                 ------------     ------------
     Total                                                                        $69,388,024     $111,059,488
                                                                                 ============     ============

   The accompanying notes are an integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1996
                                  (Continued)

       Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

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

       As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in A.C. Liquidating Corporation, BSI Holdings, Inc., Industrial Equipment Rentals, Inc., Restaurant Development Group, Inc., Strategic Holdings, Inc., Video Rental of Pennsylvania, Inc. and WMW Industries, Inc. In addition, American Residential Services, Inc., Cardiovascular Ventures, Inc., David's Supermarkets, Inc., Drypers Corporation and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair value of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at December 31, 1996. Such discounts, as detailed below, total $15,599,614 or $3.63 per share as of December 31, 1996.

                  Allied Waste Industries, Inc. ...........          $ 1,155,605
                  American Residential Services, Inc. .....            9,160,445
                  Coach USA, Inc. .........................              727,745
                  Drypers Corporation .....................            4,091,694
                  Garden Ridge Corporation ................              134,995
                  Paracelsus Healthcare Corporation .......              329,130
                                                                     -----------
                        Total discount ....................          $15,599,614
                                                                     ===========

       Income was earned in the amount of $1,577,564, $1,349,420 and $1,213,320 for the years December 31, 1996, 1995 and 1994, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested except Cardiovascular Ventures, Inc., Coach USA, Inc., Midway Airlines Corporation, Paracelsus Healthcare Corporation and Summit/DPC Partners, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 89% of the total value of the investments in portfolio companies at December 31, 1996.

   The accompanying notes are an integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1995

                                                                Date of
                    Portfolio Company                     Initial Investment        Cost       Fair Value
                    -----------------                     ------------------      ---------   ------------
 A.C. Liquidating Corporation                                 February 1985
   -4,885 shares of 10% Series C cumulative
    preferred stock                                                               $ 488,500   $        -
   -10% secured promissory notes                                                    188,014        188,014

 Allied Waste Industries, Inc.                                 March 1989
    (NASDAQ - AWIN)
   -1,397,698 shares of common stock                                              5,316,834      8,763,730
   -Warrants to buy up to 163,044, 125,000
    and 15,000 shares of common stock at $4.60,
    $5.00 and $13.50 per share, through May 1998,
    August 1999 and February 1997, respectively                                           -              -

 American Residential Services, Inc.                          December 1995
   -Prime rate promissory note                                                       50,000         50,000

 BSI Holdings, Inc.                                           February 1989
    (formerly Brazos Sportswear, Inc.)
   -166,250 shares of common stock                                                1,330,000      1,800,000
   -12% senior subordinated debenture                                             3,350,000      3,350,000
   -10% subordinated promissory note                                                178,500        178,500
   -Warrants to buy up to 64,715 shares of
    common stock at $0.01 per share through
    December 2004                                                                         -        700,000
   -1,000 shares of common stock of
    GCS RE, Inc.                                                                    132,910        132,910
   -87,632 shares of common stock of
    Sports/Leisure, Inc.                                                             82,734            876
   -8% unsecured promissory note, due from
    Sports/Leisure, Inc.                                                              5,005          5,005

 Cardiovascular Ventures, Inc.                                November 1991
   -150,000 shares of Series A convertible
    preferred stock                                                                 375,000        375,000
   -214,286 shares of Series B convertible
    preferred stock                                                                 750,001        750,001
   -56,717 shares of Series C convertible
   preferred stock                                                                  248,137        248,137

   The accompanying notes are an integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1995
                                 (Continued)

                                                                    Date of
                       Portfolio Company                        Initial Invest      Cost          Fair Value
                       -----------------                        --------------   -----------     ------------
 Carruth-Doggett Industries, Inc.                               December 1995
   -10% senior subordinated promissory note                                      $ 2,250,000     $  2,250,000
   -Warrant to buy up to 33,333 shares of
    common stock at $0.01 per share through
    December 14, 2005                                                                      -                -
   -Warrant to buy up to 333 shares of  common
    stock of CDE Corp. at $0.01 per share
    through December 14, 2005                                                              -                -

 Champion Healthcare Corporation (AMEX - CHC)                   December 1990
   -1,038,944 shares of common stock                                               3,371,395        4,292,535
   -3,601 shares of Series C convertible
    preferred stock                                                                   64,818           64,815
   -83,333 shares of Series D convertible
    preferred stock                                                                1,499,994        1,499,994
   -11% senior subordinated note                                                   1,500,000        1,500,000
   -Warrants to buy up to 5,246 shares of common
    stock at $5.90 per share through June 1, 1999                                          -                -
   -Warrants to buy up to 45,000 shares of common
    stock at $9 per shares through December 31, 2003                                       -                -

 David's Supermarkets, Inc.                                     February 1990
   -735,000 shares of common stock                                                   735,000                -
   -333,445 shares of 3.5% junior preferred stock                                  3,334,450        3,334,450
   -Warrants to buy up to 538,462 shares of common
    stock at $1 per share through April 21, 2000                                           -                -

 Drypers Corporation (NASDAQ - DYPR)                              July 1991
   -1,096,892 shares of common stock                                               6,400,132        2,838,162
   -Warrants to buy up to 6,634 shares
    of common stock at $4 per share
    through June 30, 1998
                                                                                           -                -
 Garden Ridge Corporation (NASDAQ - GRDG)                         July 1992
   -333,471 shares of common stock                                                 1,061,018       10,963,284

   The accompanying notes are an integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1995
                                  (Continued)

                                                             Date of
                  Portfolio Company                    Initial Investment         Cost          Fair Value
                  -----------------                    ------------------       -----------     -------------
 Industrial Equipment Rentals, Inc.                          June 1993
   -182,230 shares of common stock                                              $     1,822     $       1,822
   -5,371 shares of junior preferred stock                                          537,100           537,100
   -67,500 shares of Series B senior
    convertible preferred stock                                                     250,050           250,050
   -12% subordinated debenture                                                    1,077,778         1,077,778
   -9% senior subordinated debenture                                                499,950           499,950

 Midway Airlines Corporation                                August 1993
   -452,392 shares of Class C common stock                                        1,195,616                 -
   -274,761 shares of junior preferred stock                                      2,747,610           500,000
   -12% subordinated note                                                           271,000           271,000
   -Warrants to buy up to 203,250 shares of
    Class C common stock at $.01 per
    share through April 2002                                                              -                 -

 NCI Building Systems, Inc. (NASDAQ - BLDG)                 April 1989
   -100,000 shares of common stock                                                  159,783         2,475,000

 Restaurant Development Group, Inc.                          June 1987
   -610,909 shares of Class A common stock                                        2,891,156           700,000
   -14% promissory note, face amount $350,000                                       275,000           350,000
   -Prime +2% promissory note                                                       639,122           639,122
   -Warrants to buy up to 150,000 and 62,500
    shares of common stock at $2.80 and $3
    per share through November 1996 and
    April 1998, respectively                                                              -                 -

 Strategic Holdings, Inc.                                 September 1995
   -2,986,408 shares of common stock                                              2,986,408         2,986,408
   -3,705,900 shares of Series B preferred stock                                  3,705,900         3,705,900
   -1,000 shares of SMIP, Inc. common stock                                         150,000           150,000
   -15% promissory note of SMIP, Inc.                                               175,000           175,000

   The accompanying notes are an integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1995
                                  (Continued)

                                                     DATE OF
PORTFOLIO COMPANY                               INITIAL INVESTMENT           COST            FAIR VALUE
                                                ------------------       -----------        -----------
 Summit/DPC Partners, L.P.                           October 1995
   -36.11% limited partnership interest                                  $ 2,600,000       $ 2,600,000

 Tech-Sym Corporation (NYSE - TSY)                    March 1987
   -32,759 shares of common stock                                            118,245         1,036,003

 Travis International, Inc.                         December 1986
   -171,284 shares of common stock                                           560,290         3,853,890

 Video Rental of Pennsylvania, Inc.                  January 1988
   -125,000 shares of common stock                                           125,000           500,000
   -125,000 shares of 9% redeemable
    preferred stock                                                          125,000           125,000
   -10% secured promissory note                                            2,525,000         2,525,000
   -10,000 shares of common stock of
    Equus Video Corporation                                                   25,000            25,000

 Williams & Mettle Co.                               October 1989
   -657,895 shares of common stock                                             6,579                  -
   -138,475 shares of Series A convertible
    preferred stock                                                          553,900                  -
   -237,126 shares of Series B convertible
    preferred stock                                                          396,000            396,000
   -12% subordinated promissory note                                         677,250            677,250
   -Junior participation in prime + 1.75% note                               512,576            512,576
   -Warrant to buy 456,718 shares of
    common stock at $0.01 per share
    through December 21, 1999                                                      -                  -

 Yellow Cab Service Corporation                     December 1985
   -1,006,701 shares of common stock                                          51,432                  -
   -3% subordinated promissory note,
    face amount aggregating $1,655,014                                     1,566,000                  -
   -3% subordinated promissory note                                        3,517,083          1,750,000
                                                                         -----------        -----------
      Total                                                              $63,635,092        $71,610,360
                                                                         ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                             EQUUS II INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994

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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company entered into a Sub-Adviser Agreement with Equus Capital Corporation, a Delaware corporation (the "Sub-Adviser"), pursuant to which the Sub-Adviser provides certain investment advisory services for the Fund, including preparing the Fund's quarterly net asset valuations. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $50,000 is included in the accompanying Statements of Operations for each of the three years ended December 31, 1996.

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

      "Deferred management incentive fees" in the accompanying Balance Sheets of $10,784,028 and $4,295,335 at December 31, 1996 and 1995, respectively, were calculated on the unrealized appreciation of investments in portfolio securities and will not be paid until such appreciation is realized. See Note 13. Deferred management incentive fee expense (income) of $6,488,693, $1,277,595 and $(582,622) related to increases (decreases) in unrealized appreciation on portfolio securities are included in the accompanying Statements of Operations for the three years ended December 31, 1996. Current management incentive fees of $1,058,012 are included in the accompanying Statement of Operations for the year ended December 31, 1996. At December 31, 1996, $125,135 of incentive fees to be reimbursed by the Management Company to the Fund are netted in "Due to Management Company", against $516,117 of management fees due to the Management Company.

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

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Sub-Adviser, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, $107,609,488 (including $58,079,167 in publicly-traded securities, net of a $15,599,614 Valuation Discount) and $68,098,481 (including $26,862,806 in publicly-traded securities, net of a $5,642,282 Valuation Discount) at December 31, 1996 and 1995, respectively, the Sub-Adviser's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments. Such management incentive fees are recorded in total on the Fund's Balance Sheets. See Note 2 above.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had undistributed net investment income and capital gains during 1995 of $173,128 and $9,995, respectively. A dividend of such income was declared and distributed during 1996 (see Note 5). The Fund had a net investment loss for tax purposes for the years ended December 31, 1996 and 1994, and therefore distributed no net investment income. The Fund, for book purposes, has undistributed net capital gains of $3,613,237 in the accompanying Balance Sheet at December 31, 1996. However, for tax purposes, the Fund has distributed all of its net realized capital gains.

      The following is a reconciliation of the difference in the Fund's net realized gain (loss) on the sale of portfolio securities for book and tax purposes.

                                                1996            1995          1994
                                             -----------    -----------    ---------
Net realized gain (loss) on the sales
  of portfolio securities, book ..........   $ 4,037,326    $ 7,668,524    $(350,309)
Management incentive fee .................    (1,058,012)          --           --
Reversal of amounts previously written off          --           48,838         --
Utilization of capital loss carryforwards           --       (1,892,377)        --
                                             -----------    -----------    ---------
Net realized gain (loss) on the sales of
  portfolio securities, tax ..............   $ 2,979,314    $ 5,824,985    $(350,309)
                                             ===========    ===========    =========

(5)   DIVIDENDS

      The Fund declared dividends of $3,180,422 ($0.76 per share), $5,814,990 ($2.00 per share) and $763,268 ($0.25 per share) during 1996, 1995 and 1994, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1994 dividend was paid in cash and represented a return of capital. The 1996 and 1995 dividends, which represented the Fund's net investment income and net capital gains for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in January 1997 and December 1995. The Fund paid $1,209,850 and $2,753,180 in cash and issued 115,916 and 231,080 additional shares of stock at $17 and $13.25 per share, in January 1997 and December 1995, respectively, in connection with such dividends. The stock issued in January 1997 is reflected as outstanding as of December 31, 1996 in the accompanying financial statements.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts earning interest at rates ranging from 3.50% to 5.30% at December 31, 1996. The following is a list of temporary cash investments at December 31, 1996 and 1995:

                                                           1996          1995
                                                       -----------   -----------
          Broadcort Money Plus .....................   $      --     $     1,338
          Dreyfus Cash Management Fund .............          --          58,141
          Dreyfus Treasury Cash Management Fund ....          --      60,026,074
          First Interstate Bank of Texas, N.A ......          --          85,353
          Great Hall Money Market ..................            11         8,211
          NationsBank of Texas, N.A ................    69,129,279          --
          Pitkin County Bank .......................          --          53,477
                                                       -----------   -----------
              Total money market accounts ..........   $69,129,290   $60,232,594

(7)   PORTFOLIO SECURITIES

      During the year ended December 31, 1996, the Fund invested $9,800,000 in three new companies and made follow-on investments of $10,274,910 in nine portfolio companies, including $435,679 in dividends and accrued interest received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants. In addition, the Fund realized net capital gains of $4,037,326 during the year ended December 31, 1996.

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

(8)   DEFERRED REORGANIZATION COSTS

      The Fund paid $117,300 in expenses related to the formation of the Fund and is amortizing such amount over 5 years. Accumulated amortization of such expenses totaled $105,570 and $82,110 at December 31, 1996 and 1995, respectively.

(9)   NOTES PAYABLE TO BANK

      The Fund had a $60,000,000 line of credit promissory note with a bank, with interest payable at the prime rate, at December 31, 1995. The Fund had $60,000,000 outstanding on such note at December 31, 1995 that was secured by $60,000,000 of the Fund's temporary cash investments. The Fund paid $75,000 and $56,250 in commitment fees on such notes in 1995 and 1994, respectively, which were deferred and are being amortized over the twelve month commitment period. Amortization expense related to such fees is included in "Interest expense" in the accompanying Statements of Operations for each of the two years ended December 31, 1995.

      In March 1996, the Fund entered into a new $65,000,000 line of credit promissory note with a bank, with interest payable at 1% over the rate earned in its money market account. The Fund had $65,000,000 outstanding on such note at December 31, 1996, that was secured by $65,000,000 of the Fund's temporary cash investments. The Fund paid a $50,000 commitment fee in 1996, which was deferred and is being amortized over the commitment period. The note matures on April 4, 1997. Subsequent to December 31, 1996, the Fund received a commitment from the bank to extend the maturity to April 1, 1998.

      The Fund also had a $13,000,000 revolving line of credit from a bank, with interest payable at prime, of which $5,750,000 was outstanding at December 31, 1995. The Fund paid facility fees of $3,125 and $6,250 to the bank for such revolving line of credit during 1995 and 1994, respectively, which are included in interest expense for the years ended December 31, 1995 and 1994. The line of credit was secured by a portion of the Fund's investment in portfolio securities.

      On March 18, 1996, the Fund entered into a new $20,000,000 revolving line of credit with another bank which replaced its $13,000,000 line of credit. The Fund had $300,000 outstanding under such line of credit at December 31, 1996. The line is secured by the Fund's investments in portfolio securities. The Fund paid a $20,000 commitment fee in connection with such loan which was deferred and is being amortized over the commitment period which ends April 4, 1997. The outstanding balance on the loan bears interest at prime + 1/4% to 3/4%. The fund also pays 1/4% per annum as a commitment fee on the unused portion of the line of credit. Subsequent to December 31, 1996, the

Fund received a commitment to increase the line of credit to $30,000,000 and extended the maturity to April 1, 1998.

      The average daily balances outstanding on the Fund's notes payable during the years ended December 31, 1996 and 1995, were $5,956,570 and $2,839,315, respectively.

(10)  STOCK REPURCHASE PLAN

      From June through December 31, 1994, the Fund repurchased on the open market and canceled 46,200 shares of its stock for $640,159. Such stock was repurchased at an average discount of 28.74% from its net asset value. During 1995, the Board of Directors of the Fund authorized the repurchase of additional stock, and the Fund repurchased and canceled 145,500 shares of its stock for $1,993,642. The stock repurchased in 1995 was repurchased at an average discount of 33.61% from its net asset value.

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

(12)  COMMITMENTS AND CONTINGENCIES

      The Fund has made commitments to invest, under certain circumstances, up to an additional $1,000,000 in BSI Holdings, Inc., $565,500 in GCS RE, Inc. and $350,000 in Sovereign Business Forms, Inc. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment. In addition, the Fund has committed to invest up to $16,900,000 in four new companies.

      On April 1, 1996, an action was filed in federal district court in Houston, Texas by two stockholders of the Fund against the directors of the Fund, the Management Company, and the Fund, as nominal defendant ("Defendants"), asserting that by approving the rights offering the Management Company and the directors of the Fund violated their fiduciary duties to the Fund's stockholders under the Investment Company Act of 1940 and Delaware common law, and that the Management Company aided and abetted the breaches of fiduciary duties. The plaintiffs had attempted to have the action certified as a class action on behalf of all of the stockholders of the Fund but did not specify the amount of any damages that have been suffered. The suit was dismissed by the court in December 1996. The plaintiffs have refiled their case as a derivative action alleging that the Defendants breached their fiduciary duties under Delaware common law and abetted the breaches of fiduciary duties and again did not specify the amount of any damages. The Fund, its directors and the Management Company intend to vigorously defend against this action, and management of the Fund believes that ultimate resolution of such complaint will not have a material adverse effect on the Fund's financial position or results of operations. Through December 31, 1996, the Fund had incurred $92,336 in legal expenses related to such action.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

 (13) SUBSEQUENT EVENTS

      On February 11, 1997, the Fund sold its investment in Midway Airlines Corporation for $278,272 realizing a capital loss of $3,935,954.

      Subsequent to December 31, 1996, the Fund repaid $65,300,000 of notes payable to the bank.

      Subsequent to December 31, 1996, the Fund mailed a proxy statement pertaining to a special meeting of stockholders to be held on March 27, 1997 (the "Special Meeting"), to stockholders of record as of February 18, 1997. At the Special Meeting the stockholders of the Fund will be asked to vote on the following matters:

      (1) The stockholders have been asked to approve and adopt a new management agreement that eliminates any future management incentive fee.

      (2) The stockholders have been asked to authorize the payment to the Management Company of the deferred management incentive fee ($10,784,028 as of December 31, 1996), in shares of restricted common stock, and

      (3) The stockholders have been asked to approve and adopt a stock incentive plan which permits the issuance of options to purchase common stock of the Fund to the Fund's officers and directors in amounts up to 20% of the outstanding shares of common stock of the Fund.

      Implementation of the proposals is contingent on the approval of all three proposals by the stockholders. The adoption of the proposals also will be contingent upon receipt by the Fund and the Management Company of an exemptive order from the Securities and Exchange Commission that permits the proposed payment of the deferred management incentive fee in shares of common stock. The Fund and the Management Company filed an application for such exemptive order on October 10, 1996.

      The Board of Directors of the Fund believes the implementation of the proposals will more closely align the interests of the Fund's management with those of the stockholders. In addition, the Fund's expense ratio in periods of net realized gains and unrealized appreciation on its investments will be reduced as a result of no further incentive fee accruals. The total net assets of the Fund would have been increased by $10,784,028, and the net asset value per share would have been reduced by approximately $1.05 if all the proposals had been implemented as of December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information about the Directors and Executive Officers of the Registrant is incorporated by reference to the Fund's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 1997 (the "1997 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION.

      Information regarding Executive Compensation is incorporated by reference to the Fund's 1997 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund's 1997 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund's 1997 Proxy Statement.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)      FINANCIAL STATEMENTS                                           PAGES

Report of Independent Public Accountants ................................   26

Balance Sheets
at December 31, 1996 and 1995 ...........................................   27

Statements of Operations for the years
ended December 31, 1996, 1995 and 1994 ..................................   28

Statements of Changes in Net Assets for the
years ended December 31, 1996, 1995 and 1994 ............................   29

Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994 ........................................   30

Supplemental Information-Selected Per Share
Data and Ratios for the five years ended
December 31, 1996 .......................................................   32

Schedule of Portfolio Securities
at December 31, 1996 ....................................................   33

Schedule of Portfolio Securities
at December 31, 1995 ....................................................   38

Notes to Financial Statements ...........................................   42

      All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable, not present or not present in amounts sufficient to require submission of the schedule.

(a)(3)      EXHIBITS

3.    Articles of Incorporation and by-laws

      (a) Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991]

      (b) Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Exhibit 3(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993]

      (c) Amended and Restated Bylaws of the Fund. [Exhibit 3(c) to Registrant's Annual report on Form 10-K for the year ended December 31, 1995]

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

      (g) Amended and restated loan agreement by and between Equus II Incorporated and NationsBank of Texas, N.A., dated March 29, 1996 [Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.]

(b)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Fund during the last quarter of the period covered by this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                          EQUUS II INCORPORATED

                                          /s/ NOLAN LEHMANN
Date:  February 26, 1997                  Nolan Lehmann, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE              TITLE                              DATE
         ---------              -----                              ----
/s/ GREGORY J. FLANAGAN        Director                        February 26, 1997
   (Gregory J. Flanagan)


/s/ ROBERT L. KNAUSS           Director                        February 26, 1997
   (Robert L. Knauss)


/s/ GARY R. PETERSEN           Director                        February 26, 1997
   (Gary R. Petersen)


/s/ JOHN W. STORMS             Director                        February 26, 1997
   (John W. Storms)


/s/ FRANCIS D. TUGGLE          Director                        February 26, 1997
   (Francis D. Tuggle)


/s/ EDWARD E. WILLIAMS         Director                        February 26, 1997
   (Edward E. Williams)


/s/ NOLAN LEHMANN              President and Director          February 26, 1997
   (Nolan Lehmann)             (principal financial and
                               accounting officer)


/s/ SAM P. DOUGLASS            Chairman of the Board and       February 26, 1997
   (Sam P. Douglass)           Chief Executive Officer
                               (principal executive officer)