Form 10-Q
period 1997-03-31
EQUUS II INC
filed 1997-05-15
CIK 878932

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Common Stock                        American Stock Exchange
            ------------                        -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $73,737,318 computed on the basis of $17.50 per share, closing price of the common stock on the American Stock Exchange, Inc. on May 13, 1997. For the purpose of calculating this amount only, all Directors and executive officers of the registrant have been treated as affiliates. There were 4,300,682 shares of the registrant's common stock, $.001 par value, outstanding, as of May 13, 1997. The net asset value of a share at March 31, 1997 was $24.37.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                       INDEX

PART I.   FINANCIAL INFORMATION                                             PAGE

          Item 1 Financial Statements

                 Balance Sheets
                 - March 31, 1997 and December 31, 1996....................   1

                 Statements of Operations
                 - For the three months ended March 31, 1997 and 1996 .....   2

                 Statements of Changes in Net Assets
                 - For the three months ended March 31, 1997 and 1996 .....   3

                 Statements of Cash Flows
                 - For the three months ended March 31, 1997 and 1996 .....   4

                 Selected Per Share Data and Ratios
                 - For the three months ended March 31, 1997 and 1996 .....   6

                 Schedule of Portfolio Securities
                 - March 31, 1997..........................................   7

                 Notes to Financial Statements.............................  12

          Item 2 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  18

PART II.         OTHER INFORMATION

          Item 4 Submission of Matters to a Vote of Security Holders ......  21

          Item 6 Exhibits and Reports on Form 8-K .........................  22

SIGNATURE .................................................................  22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                       1997             1996
                                                  -------------     ------------
ASSETS

Investments in portfolio securities
     at fair value (cost $72,964,211
     and $69,388,024, respectively) ..........    $ 120,983,260     $111,059,488
Temporary cash investments, at cost which
     approximates fair value .................       65,498,239       69,129,290
Accounts receivable ..........................           35,729            1,326
Accrued interest receivable ..................          372,296          897,065
Deposit on pending investment ................          337,500             --
Commitment fees ..............................             --             17,500
Deferred reorganization costs ................            5,865           11,730
                                                  -------------     ------------

          Total assets .......................      187,232,889      181,116,399
                                                  -------------     ------------

LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ........................          225,672          208,231
     Dividend payable ........................             --          1,209,850
     Due to management company ...............          579,908          390,982
     Deferred management incentive fee .......       11,210,529       10,784,028
     Notes payable to bank ...................       70,400,000       65,300,000
                                                  -------------     ------------

          Total liabilities ..................       82,416,109       77,893,091
                                                  -------------     ------------

Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value,
        5,000,000 shares authorized, no
        shares issued or outstanding .........             --               --
     Common stock, $.001 par value,
        10,000,000 shares authorized,
        4,300,682 shares issued and
        outstanding ..........................            4,301            4,301
     Additional paid-in capital ..............       57,116,147       57,934,306
     Undistributed net investment income .....             --               --
     Undistributed net capital gains .........         (322,717)       3,613,237
     Unrealized appreciation of portfolio
        securities, net ......................       48,019,049       41,671,464
                                                  -------------     ------------

          Total net assets ...................    $ 104,816,780     $103,223,308
                                                  =============     ============

          Net assets per share ...............    $       24.37     $      24.00
                                                  =============     ============

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                                        1997           1996
                                                    ------------   ------------

Investment income:
     Income from portfolio securities ............  $    513,859   $    479,888
     Interest from temporary cash investments ....        49,869         29,471
                                                    ------------   ------------
          Total investment income ................       563,728        509,359
                                                    ------------   ------------
Expenses:
     Management fee ..............................       524,084        365,503
     Management incentive fee ....................        55,824         99,158
     Deferred management incentive fee ...........       426,501      2,771,489
     Director fees and expenses ..................        48,929         50,649
     Professional fees ...........................       164,953         27,064
     Administrative fees .........................        12,500         12,500
     Mailing, printing and other expenses ........        46,906         36,212
     Interest expense ............................        77,767        240,555
     Franchise taxes .............................        18,558          6,340
     Amortization ................................         5,865          5,865
                                                    ------------   ------------
          Total expenses .........................     1,381,887      3,615,335
                                                    ------------   ------------
Net investment loss ..............................      (818,159)    (3,105,976)
                                                    ------------   ------------
Realized gain (loss) on sales of
  portfolio securities, net ......................    (3,935,954)     1,285,835
                                                    ------------   ------------
Unrealized appreciation of portfolio
  securities, net:
     End of period ...............................    48,019,049     21,042,668
     Beginning of period .........................    41,671,464      7,975,268
                                                    ------------   ------------
      Increase in unrealized appreciation, net ...     6,347,585     13,067,400
                                                    ------------   ------------
     Total increase in net assets from operations   $  1,593,472   $ 11,247,259
                                                    ============   ============

              The accompanying notes are an integral part of these
                              financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                                        1997           1996
                                                   -------------   ------------
Operations:

     Net investment loss ........................  $    (818,159)  $ (3,105,976)
     Realized gain (loss) on sales of portfolio
         securities, net ........................     (3,935,954)     1,285,835
     Increase in unrealized appreciation of
         portfolio securities, net ..............      6,347,585     13,067,400
                                                   -------------   ------------

Increase in net assets from operations ..........      1,593,472     11,247,259

Net assets at beginning of period ...............    103,223,308     61,853,289
                                                   -------------   ------------

Net assets at end of period .....................  $ 104,816,780   $ 73,100,548
                                                   =============   ============

              The accompanying notes are an integral part of these
                              financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                        1997           1996
                                                    ------------   ------------

Cash flows from operating activities:
     Interest and dividends received .............  $    781,953   $    245,624
      Cash paid to management company, directors,
        bank and suppliers .......................      (725,654)      (760,563)
                                                    ------------   ------------

        Net cash provided (used) by
          operating activities ...................        56,299       (514,939)
                                                    ------------   ------------

Cash flows from investing activities:
     Purchase of portfolio securities ............    (7,511,000)   (11,640,000)
     Proceeds from sales of portfolio securities .          --        1,843,579
     Principal payments from portfolio companies .       271,000           --
     Deposit made on pending investment ..........      (337,500)          --
                                                    ------------   ------------

        Net cash used by investing
          activities .............................    (7,577,500)    (9,796,421)
                                                    ------------   ------------
Cash flows from financing activities:
     Advances from bank ..........................    70,400,000     70,152,477
     Repayments to bank ..........................   (65,300,000)   (61,900,000)
     Dividend payments ...........................    (1,209,850)          --
                                                    ------------   ------------
        Net cash provided by financing
          activities .............................     3,890,150      8,252,477
                                                    ------------   ------------
Net decrease in cash and cash equivalents ........    (3,631,051)    (2,058,883)

Cash and cash equivalents at beginning of period .    69,129,290     60,239,861
                                                    ------------   ------------
Cash and cash equivalents at end of period .......  $ 65,498,239   $ 58,180,978
                                                    ============   ============

              The accompanying notes are an integral part of these
                              financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
                                   (Continued)

                                                        1997           1996
                                                    ------------   ------------
Reconciliation of increase in net assets from operations to net cash provided (used) by operating activities:

Increase in net assets from operations ...........  $  1,593,472   $ 11,247,259

Adjustments to reconcile increase in net assets from operations to net cash used by activities:

      Realized gain (loss) on sale of portfolio
         securities, net .........................     3,935,954     (1,285,835)
     Increase in unrealized appreciation, net ....    (6,347,585)   (13,067,400)
     Increase in accounts receivable .............       (27,131)        (5,759)
     Accrued interest and dividends exchanged
         for portfolio securities ................      (279,413)       (86,497)
     Increase in accrued interest receivable .....       524,769       (171,479)
     Amortization of commitment fee ..............        17,500         37,500
     Commitment fees paid ........................          --          (70,000)
     Amortization of reorganization costs ........         5,865          5,865
     Increase (decrease) in accounts payable .....        17,441        (45,477)
     Increase in due to management company .......       615,427      2,926,884
                                                    ------------   ------------
Net cash provided (used) by operating activities .  $     56,299   $   (514,939)
                                                    ============   ============

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
         SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                                      1997            1996
                                                  ------------    ------------

Investment income ..............................  $       0.13    $       0.16

Expenses .......................................          0.32            1.15
                                                  ------------    ------------
     Net investment loss .......................         (0.19)          (0.99)

Realized gain (loss) on sale of portfolio
  securities, net ..............................         (0.92)           0.41

Increase in unrealized appreciation of
  portfolio securities, net ....................          1.48            4.16
                                                  ------------    ------------
     Increase in net assets from operations ....          0.37            3.58

Net assets at beginning of period ..............         24.00           19.71
                                                  ------------    ------------
Net assets at end of period ....................  $      24.37    $      23.29
                                                  ============    ============

Ratio of expenses to average net assets ........          1.33%           5.36%

Ratio of net investment loss to average
  net assets ...................................         (0.79)%         (4.60)%

Ratio of increase in net assets from
  operations to average net assets .............          1.53%          16.67%


              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                                MARCH 31, 1997
                                  (Unaudited)

                                                                Date of
 Portfolio Company                                         Initial Investment   Cost     Fair Value
------------------------------------------------------------  -------------  ----------  -----------
A. C. Liquidating Corporation ..............................  February 1985        --           --
   -4,885 shares of 10% Series C
   cumulative preferred stock ..............................           --    $  488,500  $      --
  -10% secured promissory notes ............................           --       188,014         --

 Allied Waste Industries, Inc. (NASDAQ - AWIN) .............   March 1989          --           --
   -1,351,449 shares of common stock .......................           --     5,109,808   10,132,199
   -Warrants to buy up to 125,000 shares of common
   stock at $5.00 per share through August 1999 ............                       --         25,000

 American Residential Services, Inc. (NYSE - ARS) ..........  December 1995        --           --
   -1,221,035 shares of common stock .......................           --     3,057,100   19,386,620
   -Warrants to buy up to 100,000 shares of common
   stock at $15 per share through September 2001 ...........           --          --           --

 Brazos Sportswear, Inc. (NASDAQ - BRZS) ...................  February 1989        --           --
   -2,160,308 shares of common stock .......................           --     1,331,187   15,446,202
   -3,639,894 shares of 8% Series B1 preferred stock .......           --     3,639,894    3,639,894
   -1,237,883 shares of 8% Series B2 preferred stock .......           --     1,237,883    1,237,883
   -1,030,000 shares of 8% Series B3 preferred stock .......           --     1,030,000    1,030,000
   -Warrants to buy up to 30,261 and 140,578 shares
   of common stock at $4.62 and $6.59 per share
    through August 2006 and March 2007, respectively .......           --          --        154,821
   -1,000 shares of common stock of GCS RE, Inc. ...........           --       132,910      300,000

 Cardiovascular Ventures, Inc. .............................  November 1991        --           --
   -150,000 shares of Series A convertible
   preferred stock .........................................           --       375,000      375,000
   -214,286 shares of Series B convertible
   preferred stock .........................................           --       750,001      750,001
   -56,717 shares of Series C convertible
   preferred stock .........................................           --       248,137      248,137

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1997
                                   (Unaudited)
                                   (Continued)

                                                                Date of
 Portfolio Company                                         Initial Investment   Cost     Fair Value
------------------------------------------------------------  -------------  ----------  -----------
 Carruth-Doggett Industries, Inc. ..........................  December 1995        --           --
  -10% senior subordinated promissory note .................           --    $2,250,000  $ 2,250,000
   -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005 ..........           --          --        250,000
  -Warrant to buy up to 249 shares of common
   stock of CDE Corp. at $0.01 per share through
   December 2005 ...........................................           --          --           --

 Coach USA, Inc. (NASDAQ - TOUR) ...........................   August 1996         --           --
   -143,112 shares of common stock .........................           --     1,863,357    3,531,079

 Container Acquisition, Inc. ...............................  February 1997        --           --
   -1,370,000 shares of common stock .......................           --     1,370,000    1,370,000
   -45,100 shares of preferred stock .......................           --     4,510,000    4,510,000
   -Warrant to buy up to 370,588 shares of common
   stock at $.01 per share through February 2007 ...........           --         1,000        1,000

 David's Supermarkets, Inc. ................................  February 1990        --           --
   -735,000 shares of common stock .........................           --       735,000    2,212,350
   -333,445 shares of 3.5% junior preferred stock ..........           --     3,334,450    3,334,450
   -Warrants to buy up to 538,462 shares of common
   stock at $1 per share through April 2000 ................           --          --           --

Drypers Corporation (NASDAQ - DYPR) ........................    July 1991          --           --
   -1,096,892 shares of common stock .......................           --     6,400,132    3,792,044
   -25,000 shares of 7.5% convertible preferred stock ......           --     2,500,000    6,918,574
   -Warrants to buy up to 10,990 shares of common
   stock at $2.41 per share through June 1998 ..............           --          --          3,874

Garden Ridge Corporation (NASDAQ - GRDG) ...................    July 1992          --           --
   -474,942 shares of common stock .........................           --       685,030    4,229,940

              The accompanying notes are an integral part of these
                              financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1997
                                   (Unaudited)
                                   (Continued)

                                                                Date of
 Portfolio Company                                         Initial Investment   Cost     Fair Value
------------------------------------------------------------  -------------  ----------  -----------
 Hot & Cool Holdings, Inc. .................................   March 1996          --           --
  -9% increasing rate subordinated
   promissory note .........................................           --    $1,300,000  $ 1,300,000
  -10% subordinated note ...................................           --       650,000      650,000
   -Warrants to buy up to 14,942 shares of common
    stock at $.01 per share through March 2006 .............           --          --        280,000

 Industrial Equipment Rentals, Inc. ........................    June 1993          --           --
   -182,230 shares of common stock .........................           --         1,822    1,349,960
   -5,371 shares of junior preferred stock .................           --       537,100      537,100
   -67,500 shares of Series B senior convertible
   preferred stock .........................................           --       250,050      500,040
  -12% subordinated debenture ..............................           --     1,077,778    1,077,778
  -9% senior subordinated debenture ........................           --       499,950      499,950

 NCI Building Systems, Inc. (NASDAQ - BLDG) ................   April 1989          --           --
   -100,000 shares of common stock .........................           --       159,784    3,237,500

Paracelsus Healthcare Corporation (NYSE - PLS) .............  December 1990        --           --
  -1,263,058 shares of common stock ........................           --     5,278,748    3,663,323

 Restaurant Development Group, Inc. ........................    June 1987          --           --
   -610,909 shares of Class A common stock .................                  2,891,156      800,000
  -Prime +2% promissory note ...............................           --       108,000      108,000
   -Warrants to buy up to 62,500  shares of
   common stock at $3 per share through
   April 1998 ..............................................           --          --           --

Sovereign Business Forms, Inc. .............................   August 1996         --           --
  -11,000 shares of preferred stock ........................           --     1,100,000    1,100,000
 -15% promissory note ......................................           --       550,000      550,000
  -Warrant to buy 551,894 shares of common
   stock at $1 per share through August 2006 ...............           --          --           --

              The accompanying notes are an integral part of these
                              financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1997
                                   (Unaudited)
                                   (Continued)

                                                                 Date of
 Portfolio Company                                          Initial Investment   Cost       Fair Value
------------------------------------------------------------  --------------  -----------  ------------
Strategic Holdings, Inc. ...................................  September 1995         --            --
  -3,089,751 shares of common stock ........................            --    $ 3,088,389  $  3,088,389
  -3,822,157 shares of Series B preferred stock ............            --      3,820,624     3,820,624
  -Warrants to buy 225,000 and 100,000 shares of
    common stock at $0.4643 and $1.50 per share,
    respectively, through August 2005 ......................            --           --         100,000
  -1,000 shares of SMIP, Inc. common stock .................            --        150,000       150,000
  -15% promissory note of SMIP, Inc. .......................            --        175,000       175,000

Summit/DPC Partners, L.P. ..................................  October 1995           --            --
 -36.11% limited partnership interest ......................            --      2,600,000     2,600,000

Travis International, Inc. .................................  December 1986          --            --
  -66,784 shares of common stock ...........................            --        534,589     1,502,640
  -104,500 shares of Class A common stock ..................            --         25,701     2,351,250

VRPI Spin Off, Inc. ........................................  January 1988           --            --
 -100 shares of common stock ...............................            --        250,000       300,000
 -10% secured promissory note ..............................            --      2,672,349     2,672,349
 -12% secured promissory note ..............................            --      1,050,000     1,050,000
  -10,000 shares of common stock of
  Equus Video Corporation ..................................            --         25,000        20,000

WMW Industries, Inc. .......................................  October 1989           --            --
 (formerly Williams & Mettle Co.)
  -530,035 shares of common stock ..........................            --      1,024,309       463,830
 -12% subordinated promissory note .........................            --        893,883       893,883
 -Junior participation in prime + 1.5% note ................            --      1,012,576     1,012,576
  -Warrant to buy 72,672 shares of common stock
  at $0.01 per share through December 1999 .................            --           --            --

    Total ..................................................            --    $72,964,211  $120,983,260

              The accompanying notes are an integral part of these
                              financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1997
                                   (Unaudited)
                                   (Continued)


       Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

       In connection with the investments in Allied Waste Industries, Inc., American Residential Services, Inc., Brazos Sportswear, Inc., Cardiovascular Ventures, Inc., Coach USA, Inc., Drypers Corporation, Hot & Cool Holdings, Inc., Industrial Equipment Rentals, Inc., Paracelsus Healthcare Corporation, Sovereign Business Forms, Inc. and Strategic Holdings, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

       As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in A.C. Liquidating Corporation, Brazos Sportswear, Inc., Container Acquisition, Inc., Drypers Corporation, Industrial Equipment Rentals, Inc., Restaurant Development Group, Inc., Strategic Holdings, Inc., Video Rental of Pennsylvania, Inc. and WMW Industries, Inc. In addition, American Residential Services, Inc., Cardiovascular Ventures, Inc., David's Supermarkets, Inc. and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at March 31, 1997. Such discounts, as detailed below, total $20,094,848 or $4.67 per share as of March 31, 1997.

             Allied Waste Industries, Inc. ..........  $ 1,029,393
             American Residential Services, Inc. ....    4,378,174
             Brazos Sportswear, Inc. ................    8,974,916
             Coach USA, Inc. ........................      672,836
             Drypers Corporation ....................    4,592,522
             Garden Ridge Corporation ...............      163,274
             Paracelsus Healthcare Corporation ......      283,733
                                                       -----------
                   Total discount ...................  $20,094,848
                                                       ===========

       Income was earned in the amount of $411,415 and $357,571 for the three months ended March 31, 1997 and 1996, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested except Cardiovascular Ventures, Inc., Coach USA, Inc., Paracelsus Healthcare Corporation and Summit/DPC Partners, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 91% of the total value of the investments in portfolio companies at March 31, 1997.

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company entered into a Sub- Adviser Agreement with Equus Capital Corporation, a Delaware corporation (the "Sub-Adviser"), pursuant to which the Sub-Adviser provides certain investment advisory services for the Fund, including preparing the Fund's quarterly net asset valuations. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $12,500, is included in the accompanying Statements of Operations for the three months ended March 31, 1997 and 1996.

      Through March 31, 1997, the Management Company also received or reimbursed a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. The Sub-Adviser received a fee from the Management Company equal to 50% of the Management Company's net management incentive fee. The management incentive fee was paid or reimbursed quarterly in arrears. Included in "Due to Management" in the accompanying Balance Sheet at March 31, 1997, is $55,824 of such management incentive fees. Pursuant to the vote of the stockholders at a special meeting held on April 9, 1997, ("Special Meeting") the Fund entered into a new management agreement with the Management Company which eliminates incentive fees based on capital gains.

      Included in "Deferred management incentive fees" in the accompanying Balance Sheets are $11,210,529 and $10,784,028 of accrued management incentive fees at March 31, 1997 and December 31,

1996, respectively. Such fees were calculated on the net unrealized appreciation of investments in portfolio securities, and were to be paid only when such appreciation was realized. However, pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee of $11,210,529 at March 31, 1997, will be paid during the second quarter of 1997 by the issuance of 459,973 unregistered shares of common stock of the Fund, at a price of $24.37 per share, the net asset value per share at March 31, 1997. Deferred management incentive fee expense for the three months ended March 31, 1997 and 1996 totaled $426,501 and $2,771,489, respectively. The deferred management incentive fee was reflected as an expense of the Fund when there was an increase in the Fund's net unrealized appreciation of portfolio securities and was reflected as a reduction in expense to the Fund when there was a decrease in the Fund's net appreciation of portfolio securities. At December 31, 1996, $125,135 of incentive fees to be reimbursed by the Management Company to the Fund are netted in "Due to Management Company", against $516,117 of management fees due to the Management Company.

      The Sub-Adviser is a wholly-owned subsidiary of the Management Company and the Management Company is controlled by a privately -owned corporation.

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

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Sub-Adviser, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, $117,745,760 (including $67,283,676 in publicly-traded securities, net of a $20,094,848 Valuation Discount) and $107,604,488 (including $58,079,167 in publicly-traded securities, net of a $15,599,614 Valuation Discount) at March 31, 1997 and December 31, 1996, respectively, the Sub-Adviser's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments. Such management incentive fees are recorded in total on the Fund's Balance Sheets. See Note 2 above.

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

(4)   BOOK TO TAX RECONCILIATION

     The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had net investment losses for tax purposes for the three months ended March 31, 1997 and 1996, and therefore has no net investment income to distribute. The following is a reconciliation of the difference in the Fund's net realized capital gain on the sale of portfolio securities for book and tax purposes for the three months ended March 31, 1997 and 1996, respectively.

                                                          1997          1996
                                                      -----------   -----------
Net realized gain (loss) on the sales of portfolio
   securities, book ................................  $(3,935,954)  $ 1,285,835
Management incentive fee ...........................      (55,824)      (99,158)
                                                      -----------   -----------
Net realized gain (loss) on the sales of
   portfolio securities, tax .......................  $(3,991,778)  $ 1,186,677
                                                      ===========   ===========

(5)   DIVIDENDS

      The Fund declared no dividends during the three months ended March 31, 1997 and 1996. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The Fund has not adopted any set policy concerning whether dividends will be paid only in cash, only in stock or cash by specific election. If the Fund does not have available cash to pay the minimum dividends it may borrow the required funds or sell some of its portfolio investments.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts earning interest at rates ranging from 3.50% to 4.84% at March 31, 1997.

Substantially all of the Fund's temporary cash investments are invested at NationsBank of Texas, N.A. at March 31, 1997 and December 31, 1996.

(7)   PORTFOLIO SECURITIES

      During the three months ended March 31, 1997, the Fund invested $5,881,000 in one new company and made follow-on investments of $1,909,413 in four portfolio companies, including $279,413 in accrued interest and dividends received in the form of additional portfolio securities. In addition, the Fund realized a net capital loss of $3,935,954 during the three months ended March 31, 1997.

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

(8)   DEFERRED REORGANIZATION COSTS

      The Fund paid $117,300 in expenses related to the formation of the Fund and is amortizing such amount over 5 years. Accumulated amortization of such expenses totaled $111,435 and $105,570 at March 31, 1997 and December 31, 1996, respectively.

(9)   NOTES PAYABLE TO BANK

      In March 1996, the Fund entered into a $65,000,000 line of credit promissory note with a bank, with interest payable at 1% over the rate earned in its money market account. The Fund had $65,000,000 outstanding on such note at March 31, 1997 and December 31, 1996, that was secured by $65,000,000 of the Fund's temporary cash investments. The Fund paid a $50,000 commitment fee in 1996, which was capitalized and was amortized over the commitment period. The note originally matured on April 4, 1997. On March 28, 1997, the note was extended to April 1, 1998, and in April 1997, the Fund paid a $75,000 commitment fee in connection with such extension which was capitalized and will be amortized over the commitment period.

      On March 18, 1996, the Fund entered into a $20,000,000 revolving line of credit with a bank. The Fund had $5,400,000 and $300,000 outstanding under such line of credit at March 31, 1997 and December 31, 1996, respectively, which is secured by the Fund's investments in portfolio securities. The Fund paid a $20,000 commitment fee in connection with such loan which was capitalized and was amortized over the commitment period which ended April 4, 1997. The outstanding balance on the loan bears interest at prime + 1/4% to 3/4%. The fund also pays 1/4% interest on the unused portion of the line of credit. On March 28, 1997, the note was extended to April 1, 1998, and the line of credit was increased to $30,000,000. In April 1997, the Fund paid a $10,000 commitment fee in connection with such extension, which was capitalized and will be amortized over the commitment period.

      The average daily balances outstanding on the Fund's notes payable during the three months ended March 31, 1997 and 1996, were $3,259,444 and $9,626,728, respectively.

(10)  COMMITMENTS AND CONTINGENCIES

      The Fund has made commitments to invest, under certain circumstances, up to an additional $1,250,000 in Cardiovascular Ventures, Inc., $565,500 in GCS RE, Inc. and $850,000 in Hot & Cool Holdings, Inc. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment. In addition, the Fund has committed to invest up to $10,900,000 in three new companies, and $337,500 of such amount for the Fund's investment in Atlas Acquisition, Inc. is included in the accompanying balance sheet at March 31, 1997, in " Deposit on pending investment ".

      On April 1, 1996, two stockholders of the Fund filed an action in federal district court in Houston, Texas against the directors of the Fund, the Management Company, and the Fund. In essence, their suit alleged that by approving the rights offering which was announced in March 1996, the Management Company and the directors of the Fund violated their fiduciary duties to the Fund's stockholders under the Investment Company Act of 1940 and Delaware common law. They also alleged that the Management Company aided and abetted these breaches of fiduciary duty. The plaintiffs moved the court to certify their suit as a class action on behalf of all stockholders of the Fund.

      The court dismissed their suit in December 1996, but the plaintiffs have made substantially similar claims in an amended shareholder derivative action which they filed in January 1997. The plaintiffs have not specified the amount of any damages in either suit. The plaintiffs have not yet made any demand on the Fund that its directors take action regarding their derivative suit. In any event, management of the Fund believes that the ultimate resolution of the plaintiffs' claims will not have a material adverse effect on the Fund's financial position or results of operations. During the three months ended March 31, 1997 and the year ended December 31, 1996, the Fund had incurred $22,303 and $92,336, respectively, in legal expenses related to such action.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(11)  SUBSEQUENT EVENTS

      Subsequent to March 31, 1997, the Fund sold its investment in David's Supermarkets, Inc. for $5,546,800, realizing a net capital gain of $1,477,350 on such sale.

      In April 1997, in connection with its commitments disclosed above, the Fund advanced $1,250,000 to Cardiovascular Ventures, Inc. in the form of a 10% promissory note and received warrants to buy 83,956 shares of Cardiovascular Ventures, Inc. common stock for $3 per share and advanced $850,000 to Hot & Cool Holdings, Inc. in the form of a 10% promissory note and received warrants to buy 8,729 shares of Hot & Cool Holdings, Inc. common stock for $27.28 per share.

      Subsequent to March 31, 1997, the Fund repaid a net $68,640,000 of notes payable to the bank.

      In April 1997, the Fund acquired 9,000 shares of common stock and 4,500 shares of 8% preferred stock of Healthcare Technology Delivery, Inc. ("HTD") for $50,000 and $450,000, respectively. HTD was formed to acquire FutureTech, Inc. and Medical Companies Alliance, Inc. In addition, the Fund acquired 300,000 shares of convertible preferred stock of AVIAN Healthcare Corporation ("AVIAN") for $300,000 and advanced $350,000 to AVIAN under a $2,200,000 prime + 1/2% promissory note. AVIAN was formed to create a leading national distributor of medical products and related services to the health care market, principally hospitals and surgical and diagnostic centers.

      The Fund held a special meeting of shareholders on April 9, 1997. At the meeting, shareholders approved a new management agreement between the Fund and the Management Company. The shareholders also authorized the payment by the Fund to the Management Company of the deferred incentive fee on the balance sheet of the Fund at March 31, 1997, in shares of the Fund's common stock valued at net asset value at March 31, 1997, and approved the Equus II Incorporated 1997 Stock Incentive Plan which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. Implementation of these proposals was subject to the receipt of an exemptive order from the Securities and Exchange Commission, which was received on May 8, 1997. On May 9,1997, the Compensation Committee of the Board of Directors of the Fund issued options to the officers of the Fund to buy up to 830,136 shares of the Fund's common stock at $17 per share.

      In May 1997, the Fund acquired 32,000 shares of common stock and 19,680 shares of preferred stock of Atlas Acquisition, Inc. ("AAI") for $32,000 and $1,968,000, respectively. The Fund previously recorded $337,500 of such amount as a "Deposit on pending investment" in the accompanying balance sheet at March 31, 1997. AAI was formed to acquire Atlas Supply, Inc. a 68 year old distributor of "Atlas" branded tires, batteries and accessories sold primarily to the auto repair and full service gas station markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Equus II Incorporated (the "Fund"), a Delaware corporation and business development company, was formed as a successor to Equus Investments II, L.P. (the "Partnership") pursuant to a reorganization in which all of the assets and liabilities of the Partnership were transferred to the Fund on July 1, 1992, in exchange for 1,866,132 shares of common stock of the Fund. Such shares were then distributed on a pro rata basis to the partners of the Partnership, effectively liquidating the Partnership. The Fund has qualified for pass-through tax treatment as a "regulated investment company" under Subchapter M of the Internal Revenue Code of 1986 each year since its organization. The Fund's shares of common stock are listed for trading on the American Stock Exchange, under the symbol "EQS".

      At March 31, 1997, the Fund had $120,983,260 of its assets invested in portfolio securities of 22 companies, and has committed to invest up to an additional $2,665,500 in four of such companies and $10,900,000 in three companies under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At March 31, 1997, the Fund had $5,400,000 outstanding on a $30,000,000 revolving line of credit loan from a bank.

      Net cash provided (used) by operating activities was $56,299 and $(514,939) for the three months ended March 31, 1997 and 1996, respectively. An increase in interest received from portfolio companies in 1997 accounted for the majority of the increase in cash provided by operating activities.

      At March 31, 1997, the Fund had $65,498,239 of its total assets of $187,232,889 invested in temporary cash investments consisting of money market securities. This amount includes proceeds from a $65,000,000 revolving line of credit to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on April 1, 1997.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment loss after all expenses amounted to $818,159 and $3,105,976 for the three months ended March 31, 1997 and 1996, respectively. The large net investment loss in 1996 was primarily attributable to the accrual of $99,158 in management incentive fees and $2,771,489 in deferred management incentive fees related to the realized gains from the sales of portfolio securities of $1,285,835 and the increase in the net unrealized appreciation of portfolio securities of $13,067,400 in 1996. Income from portfolio securities increased to $513,859 in 1997 as compared to $479,888 in 1997, due to the increase in amounts invested in interest-bearing portfolio securities during 1997 as compared to 1996.

      Interest expense decreased to $77,767 in 1997 as compared to $240,555 in 1996, due to the decrease of the average daily balances outstanding on the lines of credit to $3,259,444 during the three months ended March 31, 1997, from $9,626,728 in 1996.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $524,084 and $365,503 for the three months ended March 31, 1997 and 1996, respectively.

      The Management Company also receives or must reimburse a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $55,824 and $99,158 were accrued during the three months ended March 31, 1997 and 1996, respectively. Deferred management incentive fee expense for the three months ended March 31, 1997 and 1996 totaled $426,501 and $2,771,489, respectively. Pursuant to the vote of the stockholders at a special meeting held on April 9, 1997 ("Special Meeting"), the Fund entered into a new management agreement with the Management Company which eliminates incentive fees based on capital gains. The deferred management incentive fee is reflected as an expense of the Fund when there is an increase in the Fund's net unrealized appreciation of portfolio securities and is reflected as a reduction in expense to the Fund when there is a decrease in the Fund's net appreciation of the portfolio securities. The deferred management incentive fees are not paid until such appreciation is realized. However, pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee of $11,210,529 at March 31, 1997, will be paid during the second quarter by the issuance of 459,973 unregistered shares of common stock of the Fund, at a price of $24.37 per share, the net asset value per share at March 31, 1997.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the three months ended March 31, 1997, the Fund sold its investment in Midway Airlines for $278,272 realizing a net capital loss of $3,935,954.

      During the three months ended March 31, 1996, the Fund realized net capital gains of $1,285,835 from the sale or disposition of securities of three Portfolio Companies. The Fund sold 233,044 shares of Allied Waste Industries, Inc. common stock for $1,563,678, realizing a capital gain of $461,919 and 32,789 shares of Tech-Sym Corporation for $1,029,901, realizing a capital gain of $911,656. In addition, the Fund realized a capital loss of $87,740 on its investment in Sports & Leisure, Inc. which filed for Chapter 11 bankruptcy in February 1996.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation on investments increased $6,347,585 during the three months ended March 31, 1997, from $41,671,464 to $48,019,049. Such net increase resulted from increases in the estimated fair value of securities of nine of the Fund's portfolio companies aggregating $11,038,351, a decrease in the estimated fair value of securities of five portfolio companies of $8,633,992 and the transfer of $3,943,226 in net unrealized depreciation to net realized losses.

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

DIVIDENDS

      The Fund declared no dividends during the three months ended March 31, 1997 and 1996.

PORTFOLIO INVESTMENTS

      During the three months ended March 31, 1997, the Fund invested $5,881,000 in one new company and made follow-on investments of $1,909,413 in four portfolio companies, including $279,413 in accrued interest and dividends received in the form of additional portfolio securities. In addition, the Fund realized a net capital loss of $3,935,954 during the three months ended March 31, 1997.

      In January 1997, the Fund rolled its $763,747, 12% subordinated promissory note along with $130,136 of accrued interest due from WMW Industries, Inc. into a new $893,883, 12% subordinated promissory note.

      In February 1997, the Fund acquired 1,370,000 shares of common stock and 45,100 shares of preferred stock of Container Acquisition, Inc. ("CAI") for $1,370,000 and $4,510,000, respectively. In addition, the Fund paid $1,000 for warrants to buy 370,588 shares of common stock for $.01 per share through February 2007. CAI is a logistics and maintenance services company serving owners of international shipping containers.

      In February 1997, the Fund acquired an additional 3,500 shares of preferred stock of Sovereign Business Forms, Inc. ("Sovereign") for $350,000, which allowed Sovereign to acquire its third company in the business forms manufacturing business.

      In March 1997, the Fund acquired 1,030,000 shares of Series B3 preferred stock of BSI Holdings, Inc. ("BSI") for $1,030,000, and received warrants to acquire 18,540 shares of BSI for $50 per share. Such investment allowed BSI to complete its merger into Sun Sportswear, Inc., a publicly traded company. In conjunction with the merger of BSI into Sun, the combined company was renamed Brazos Sportswear, Inc. ("Brazos") and trades on the NASDAQ National Market under the symbol BRZS. In exchange for each share of common stock of BSI, the Fund received 7.5824504 shares of Brazos common stock, its preferred stocks of BSI were exchanged for similar preferred stocks of Brazos, and its warrants were adjusted to reflect the exchange ratio used in the merger. In addition, the Fund received an additional 111,394 and 37,883 shares of Series B1 and B2 preferred stock, respectively, in payment of $149,277 in dividends.

      In March 1997, the Fund advanced $250,000 to Hot & Cool Holdings, Inc. in exchange for a 10% subordinated promissory note to allow Hot & Cool to acquire additional equipment.

      During the three months ended March 31, 1996, the Fund invested $8,600,000 in two new Portfolio Companies and made follow-on investments in five Portfolio Companies of $3,876,497, including $86,497 in accrued interest of WMW Industries, Inc. received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants.

      Of the companies in which the Fund has investments at March 31, 1997, only Allied Waste Industries, Inc., American Residential Services, Inc., Brazos Sportswear, Inc., Coach USA, Inc., Drypers Corporation, Garden Ridge Corporation, NCI Building Systems, Inc. and Paracelsus Healthcare Corporation, Inc. are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

SUBSEQUENT EVENTS

      Subsequent to March 31, 1997, the Fund sold its investment in David's Supermarkets, Inc. for $5,546,800, realizing a net capital gain of $1,477,350 on such sale.

      In April 1997, the Fund advanced $1,250,000 to Cardiovascular Ventures, Inc. in the form of a 10% promissory note and received warrants to buy 83,956 shares of Cardiovascular Ventures, Inc. common stock for $3 per share and advanced $850,000 to Hot & Cool Holdings, Inc. in the form of a 10% promissory note and received warrants to buy 8,729 shares of Hot & Cool Holdings, Inc. common stock for $27.28 per share.

      Subsequent to March 31, 1997, the Fund repaid a net $68,640,000 of notes payable to the bank.

      In April 1997, the Fund acquired 9,000 shares of common stock and 4,500 shares of 8% preferred stock of Healthcare Technology Delivery, Inc. ("HTD") for $50,000 and $450,000, respectively. HTD was formed to acquire FutureTech, Inc. and Medical Companies Alliance, Inc. In addition, the Fund acquired 300,000 shares of convertible preferred stock of AVIAN Healthcare Corporation ("AVIAN") for $300,000 and advanced $350,000 to AVIAN under a $2,200,000 prime + 1/2% promissory note. AVIAN was formed to create a leading national distributor of medical products and related services to the health care market, principally hospitals and surgical and diagnostic centers.

      The Fund held a special meeting of shareholders on April 9, 1997. At the meeting, shareholders approved a new management agreement between the Fund and the Management Company. The shareholders also authorized the payment by the Fund at March 31, 1997, to the Management Company of the deferred incentive fee on the balance sheet of the Fund at March 31, 1997, in shares of the Fund's common stock valued at net asset value at March 31, 1997, and approved the Equus II Incorporated 1997 Stock Incentive Plan which authorizes the Fund to issue stock options to its directors and officers in an aggregate amount up to 20% of the outstanding shares of common stock of the Fund. Implementation of these proposals was subject to the receipt of an exemptive order from the Securities and Exchange Commission, which was received on May 8, 1997. On May 9, 1997, the Compensation Committee of the Board of Directors of the Fund issued options to the officers of the Fund to buy up to 830,136 shares of Fund's common stock at $17 per share.

      In May 1997, the Fund acquired 32,000 shares of common stock and 19,680 shares of preferred stock of Atlas Acquisition, Inc. ("AAI") for $32,000 and $1,968,000, respectively. The Fund previously recorded $337,500 of such amount as a "Deposit on pending investment" in the accompanying balance sheet at March 31, 1997. AAI was formed to acquire Atlas Supply, Inc. a 68 year old distributor of "Atlas" branded tires, batteries and accessories sold primarily to the auto repair and full service gas station markets.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Fund held a special meeting of shareholders on April 9, 1997. At the meeting, shareholders voted on the approval and adoption of a new management agreement between the Fund and the Management Company, authorization of the payment by the Fund to the Management Company of the deferred incentive fee on the balance sheet of the Fund in shares of the Fund's common stock valued at net asset value and approval of the Equus II Incorporated 1997 Stock Incentive Plan.

      The table below sets forth, as to all other matters voted upon, the number of shares voted for the proposal, shares voted against each proposal and shares that abstained.

                                                  Votes     Votes    Shares
               Proposal                            For     Against  Abstained
               --------                         ---------  -------  ---------
      Approval of new management agreement ...  1,810,923  527,046  91,074

      Authorization of the payment of
      the deferred incentive compensation ....  1,771,664  563,334  94,046

      Approval of the Stock Incentive Plan ...  1,737,754  603,512  88,038

All proposals were approved.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K

            (a)  Exhibits

            10.  Material Contracts

                 (h) Amended and restated loan agreement by and between Equus II Incorporated and NationsBank of Texas, N.A., dated March 28, 1997.

            (b)   REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Fund during the period for which this report is filed.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                    EQUUS II INCORPORATED

                                    By: /s/ NOLAN LEHMANN
                                            Nolan Lehmann, President,
                                            Principal Financial and
                                            Accounting Officer

Date:  May 15, 1997