Form 10-Q
period 1997-06-30
EQUUS II INC
filed 1997-08-13
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $94,050,283 computed on the basis of $22.25 per share, closing price of the common stock on the American Stock Exchange, Inc. on August 12, 1997. For the purpose of calculating this amount only, all Directors and executive officers of the registrant have been treated as affiliates. There were 4,760,655 shares of the registrant's common stock, $.001 par value, outstanding, as of August 12, 1997. The net asset value of a share at June 30, 1997 was $32.46.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX


                                                                            PAGE
PART I.           FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Balance Sheets

                  - June 30, 1997 and December 31, 1996........................1

                  Statements of Operations

                  - For the three months ended June 30, 1997 and 1996..........2
                  - For the six months ended June 30, 1997 and 1996............3

                  Statements of Changes in Net Assets

                  - For the six months ended June 30, 1997 and 1996............4

                  Statements of Cash Flows

                  - For the six months ended June 30, 1997 and 1996............5

                  Selected Per Unit Data and Ratios

                  - For the six months ended June 30, 1997 and 1996............7

                  Schedule of Portfolio Securities

                  - June  30, 1997 ............................................8

                  Notes  to  Financial  Statements............................14

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and  Results  of  Operations................................19

PART II.          OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of Securities Holders.......23
        Item 6.   Exhibits and Reports on Form 8 - K..........................25

SIGNATURE     ................................................................25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                                                                    1997                    1996
                                                                                                ------------            ------------
Assets

Investments in portfolio securities at fair value

     (cost $78,482,646 and $69,388,024, respectively) ..............................            $162,946,797            $111,059,488
Temporary cash investments, at cost which
     approximates fair value .......................................................             100,035,828              69,129,290
Accounts receivable ................................................................                   1,326                   1,326
Accrued interest receivable ........................................................                 456,730                 897,065
Commitment fees ....................................................................                  56,250                  17,500
Deferred reorganization costs ......................................................                    --                    11,730
                                                                                                ------------            ------------
          Total assets .............................................................             263,496,931             181,116,399
                                                                                                ------------            ------------
Liabilities and net assets

Liabilities:
     Accounts payable ..............................................................                  55,731                 208,231
     Dividend payable ..............................................................                    --                 1,209,850
     Due to management company .....................................................                 772,593                 390,982
     Deferred management incentive fee .............................................                    --                10,784,028
     Notes payable to bank .........................................................             108,150,000              65,300,000
                                                                                                ------------            ------------
          Total liabilities ........................................................             108,978,324              77,893,091
                                                                                                ------------            ------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares issued or outstanding ................................                    --                      --
     Common stock, $.001 par value, 10,000,000 shares
        authorized, 4,760,655 and 4,300,682 shares issued
        and outstanding, respectively ..............................................                   4,761                   4,301
     Additional paid-in capital ....................................................              67,912,124              57,934,306
     Undistributed net investment income ...........................................                    --                      --
     Undistributed net capital gains ...............................................               2,137,571               3,613,237
     Unrealized appreciation of portfolio securities, net ..........................              84,464,151              41,671,464
                                                                                                ------------            ------------
          Total net assets .........................................................            $154,518,607            $103,223,308
                                                                                                ============            ============
          Net assets per share .....................................................            $      32.46            $      24.00
                                                                                                ============            ============

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                                  1997                     1996
                                                                                              ------------             ------------
Investment income:
     Income from portfolio securities ............................................            $    889,730             $    821,946
     Interest from temporary cash investments ....................................                   2,656                   10,858
                                                                                              ------------             ------------
          Total investment income ................................................                 892,386                  832,804
                                                                                              ------------             ------------
Expenses:
     Management fee ..............................................................                 772,593                  451,328
     Management incentive fee ....................................................                    --                  1,008,006
     Deferred management incentive fee ...........................................                    --                      7,427
     Director fees and expenses ..................................................                  59,933                   52,168
     Professional fees ...........................................................                 162,391                   62,016
     Administrative fees .........................................................                  12,500                   12,500
     Mailing, printing and other expenses ........................................                  69,385                   20,936
     Interest expense ............................................................                 148,006                  198,614
     Franchise taxes .............................................................                  75,805                   39,066
     Amortization ................................................................                   5,865                    5,865
                                                                                              ------------             ------------
          Total expenses .........................................................               1,306,478                1,857,926
                                                                                              ------------             ------------
Net investment loss ..............................................................                (414,092)              (1,025,122)
                                                                                              ------------             ------------
Realized gain on sales of portfolio securities, net ..............................               2,460,289                4,343,372
                                                                                              ------------             ------------
Unrealized appreciation of portfolio securities, net:
     End of period ...............................................................              84,464,151               21,776,460
     Beginning of period .........................................................              48,019,049               21,042,668
                                                                                              ------------             ------------
     Increase in unrealized appreciation, net ....................................              36,445,102                  773,792
                                                                                              ------------             ------------
     Total increase in net assets from operations ................................            $ 38,491,299             $  4,052,042
                                                                                              ============             ============

                 The accompanying notes are an integral part of
                           these financial statements.
                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                                       1997                    1996
                                                                                               ------------            ------------
Investment income:
     Income from portfolio securities ..............................................           $  1,403,589            $  1,301,835
     Interest from temporary cash investments ......................................                 52,525                  40,329
                                                                                               ------------            ------------
          Total investment income ..................................................              1,456,114               1,342,164
                                                                                               ------------            ------------
Expenses:
     Management fee ................................................................              1,296,677                 816,830
     Management incentive fee ......................................................                 55,824               1,107,163
     Deferred management incentive fee .............................................                426,501               2,778,916
     Director fees and expenses ....................................................                108,862                 102,817
     Professional fees .............................................................                327,344                  89,080
     Administrative fees ...........................................................                 25,000                  25,000
     Mailing, printing and other expenses ..........................................                116,291                  57,149
     Interest expense ..............................................................                225,773                 439,170
     Franchise taxes ...............................................................                 94,363                  45,406
     Amortization ..................................................................                 11,730                  11,730
                                                                                               ------------            ------------
          Total expenses ...........................................................              2,688,365               5,473,261
                                                                                               ------------            ------------
Net investment loss ................................................................             (1,232,251)             (4,131,097)
                                                                                               ------------            ------------
Realized gain (loss) on sales of portfolio securities, net .........................             (1,475,666)              5,629,207
                                                                                               ------------            ------------
Unrealized appreciation of portfolio securities, net:
     End of period .................................................................             84,464,151              21,776,460
     Beginning of period ...........................................................             41,671,464               7,975,268
                                                                                               ------------            ------------
     Increase in unrealized appreciation, net ......................................             42,792,687              13,801,192
                                                                                               ------------            ------------
     Total increase in net assets from operations ..................................           $ 40,084,770            $ 15,299,302
                                                                                               ============            ============

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                                1997                       1996
                                                                                           -------------               ------------
Operations:

     Net investment loss ....................................................              $  (1,232,251)              $ (4,131,097)
     Realized gain (loss) on sales of portfolio
        securities, net .....................................................                 (1,475,666)                 5,629,207
     Increase in unrealized appreciation of
        portfolio securities, net ...........................................                 42,792,687                 13,801,192
                                                                                           -------------               ------------
Increase in net assets from operations ......................................                 40,084,770                 15,299,302
                                                                                           -------------               ------------
Capital transactions:

     Stock issued in payment of deferred
        management incentive fee ............................................                 11,210,529                       --
     Proceeds from rights offering ..........................................                       --                   13,338,935
     Rights offering expenses ...............................................                       --                     (225,982)
     Increase in net assets from capital ....................................                       --                         --
        share transactions ..................................................                 11,210,529                 13,112,953
                                                                                           -------------               ------------
Net increase in net assets ..................................................                 51,295,299                 28,412,255

Net assets at beginning of period ...........................................                103,223,308                 61,853,289
                                                                                           -------------               ------------
Net assets at end of period .................................................              $ 154,518,607               $ 90,265,544
                                                                                           =============               ============

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                                   1997                    1996
                                                                                              -------------           -------------
Cash flows from operating activities:
     Interest and dividends received ...............................................          $   1,244,467           $     654,808
     Cash paid to management company, directors,
        bank and suppliers .........................................................             (2,059,773)             (1,657,673)
                                                                                              -------------           -------------
        Net cash used by operating activities ......................................               (815,306)             (1,002,865)
                                                                                              -------------           -------------
Cash flows from investing activities:
     Purchase of portfolio securities ..............................................            (17,444,784)            (13,176,019)
     Proceeds from sales of portfolio securities ...................................              7,147,478               6,905,480
     Principal payments from portfolio companies ...................................                379,000                    --
                                                                                              -------------           -------------
        Net cash used by investing activities ......................................             (9,918,306)             (6,270,539)
                                                                                              -------------           -------------
Cash flows from financing activities:
     Advances from bank ............................................................            179,350,000             125,450,000
     Repayments to bank ............................................................           (136,500,000)           (136,200,000)
     Proceeds from rights offering .................................................                   --                13,338,935
     Rights offering expenses ......................................................                   --                  (225,982)
     Dividend payments .............................................................             (1,209,850)                   --
                                                                                              -------------           -------------
        Net cash provided by financing activities ..................................             41,640,150               2,362,953
                                                                                              -------------           -------------
Net increase (decrease) in cash and cash equivalents ...............................             30,906,538              (4,910,451)

Cash and cash equivalents at beginning of period ...................................             69,129,290              60,239,861
                                                                                              -------------           -------------
Cash and cash equivalents at end of period .........................................          $ 100,035,828           $  55,329,410
                                                                                              =============           =============

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                                   (Continued)

                                                                                                   1997                    1996
                                                                                              -------------           -------------
Reconciliation of increase in net assets from operations
     to net cash used by operating activities:

Increase in net assets from operations .............................................          $  40,084,770           $  15,299,302

Adjustments to reconcile increase in net assets from operations to net cash used by activities:

     Realized (gain) loss on sale of portfolio securities, net .....................              1,475,666              (5,629,207)
     Increase in unrealized appreciation, net ......................................            (42,792,687)            (13,801,192)
     Accrued interest and dividends exchanged for
         portfolio securities ......................................................               (651,982)               (435,679)
     Decrease (increase) in accrued interest receivable ............................                440,335                (251,677)
     Amortization of commitment fee ................................................                 36,250                  55,000
     Commitment fees paid ..........................................................                (75,000)                (70,000)
     Amortization of reorganization costs ..........................................                 11,730                  11,730
     Increase (decrease) in accounts payable .......................................               (152,500)               (110,126)
     Stock issued to management company in payment
        of deferred management incentive fee .......................................             11,210,529                    --
     Increase (decrease) in due to management company ..............................            (10,402,417)              3,928,984
                                                                                              -------------           -------------
Net cash used by operating activities ..............................................          $    (815,306)          $  (1,002,865)
                                                                                              =============           =============

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                                       1997                   1996
                                                                                              -------------          -------------
Investment income ....................................................................        $        0.31          $        0.39

Expenses .............................................................................                 0.57                   1.59
                                                                                              -------------          -------------
     Net investment loss .............................................................                (0.26)                 (1.20)

Realized gain (loss) on sale of portfolio securities, net ............................                (0.31)                  1.63

Increase in unrealized appreciation of portfolio securities, net .....................                 9.03                   4.00
                                                                                              -------------          -------------
     Increase in net assets from operations ..........................................                 8.46                   4.43

Capital transactions:

     Effect of rights offering .......................................................                 --                    (2.57)
                                                                                              -------------          -------------
     Net increase in net assets from capital transactions ............................                 --                    (2.57)
                                                                                              -------------          -------------
Net increase in net assets ...........................................................                 8.46                   1.86

Net assets at beginning of period ....................................................                24.00                  19.71
                                                                                              -------------          -------------
Net assets at end of period ..........................................................        $       32.46          $       21.57
                                                                                              =============          =============
Ratio of expenses to average net assets ..............................................                 2.09%                  7.20%

Ratio of net investment loss to average net assets ...................................                (0.96)%                (5.43)%

Ratio of increase in net assets from operations to average net assets ................                31.10%                 20.11%

Average shares outstanding during period .............................................            4,740,592              3,448,983

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1997
                                   (Unaudited)

                                                                             Date of
                          Portfolio Company                           Initial Investment              Cost             Fair Value
                          -----------------                           ------------------          -------------       -------------
A. C. Liquidating Corporation                                             February 1985
  -4,885 shares of 10% Series C
   cumulative preferred stock                                                                     $     488,500       $          -
  -10% secured promissory notes                                                                         188,014                  -

Allied Waste Industries, Inc. (NASDAQ - AWIN)                               March 1989
  -1,234,584 shares of common stock                                                                   4,499,340         20,807,370
  -Warrants to buy up to 125,000 shares of common
   stock at $5.00 per share through August 1999                                                               -            993,047

American Residential Services, Inc. (NYSE - ARS)                          December 1995
  -1,221,035 shares of common stock                                                                   3,057,100         25,551,044
  -Warrants to buy up to 100,000 shares of common
    stock at $15 per share through September 2001                                                             -            232,125

Atlas Acquisition, Inc.                                                      May 1997
  -32,000 shares of common stock                                                                         32,000             32,000
  -19,680 shares of preferred stock                                                                   1,968,000          1,968,000

AVIAN Healthcare Corporation                                                April 1997
  -300,000 shares Series A preferred stock                                                              300,000            300,000
  -Prime + 1/2% promissory note                                                                         875,000            875,000

Brazos Sportswear, Inc. (NASDAQ - BRZS)                                   February 1989
  -2,160,308 shares of common stock                                                                   1,331,187         15,007,390
  -3,786,535 shares of 8% Series B1 preferred stock                                                   3,786,535          3,786,535
  -1,287,754 shares of 8% Series B2 preferred stock                                                   1,287,754          1,287,754
  -1,054,457 shares of 8% Series B3 preferred stock                                                   1,054,457          1,054,457
  -Warrants to buy up to 30,261 and 140,578 shares
   of common stock at $4.62 and $6.59 per share
    through August 2006 and March 2007, respectively                                                          -            120,703
  -1,000 shares of common stock of GCS RE, Inc.                                                         132,910            300,000

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1997
                                   (Unaudited)
                                   (Continued)

                                                                             Date of
                          Portfolio Company                           Initial Investment              Cost             Fair Value
                          -----------------                           ------------------          -------------       -------------
Cardiovascular Ventures, Inc.                                             November 1991
  -150,000 shares of Series A convertible
   preferred stock                                                                                $     375,000       $    608,000
  -214,286 shares of Series B convertible
   preferred stock                                                                                      750,001          1,139,001
  -56,717 shares of Series C convertible
   preferred stock                                                                                      248,137            326,137
  -10% promissory note                                                                                1,250,000          1,250,000
  -Warrants to buy 83,956 shares of common stock
   at $3 per share through April 1, 2004.                                                                    84                 84

Carruth-Doggett Industries, Inc.                                          December 1995
  -10% senior subordinated promissory note                                                            2,250,000          2,250,000
  -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005                                                             -          1,000,000
  -Warrant to buy up to 249 shares of common
   stock of CDE Corp. at $0.01 per share through
   December 2005                                                                                              -                  -

Coach USA, Inc. (NYSE - CUI)                                               August 1996
  -143,112 shares of common stock                                                                     1,863,357          3,687,370

Container Acquisition, Inc.                                               February 1997
  -1,370,000 shares of common stock                                                                   1,370,000          1,370,000
  -46,616 shares of preferred stock                                                                   4,661,600          4,661,600
  -Warrant to buy up to 370,588 shares of common
   stock at $.01 per share through February 2007                                                          1,000              1,000

CRC Holdings, Corp.                                                         June 1997
  -35,000 shares of common stock                                                                      3,199,000          3,199,000
  -12% subordinated promissory note                                                                     959,700            959,700

Drypers Corporation (NASDAQ - DYPR)                                         July 1991
  -1,096,892 shares of common stock                                                                   6,400,132          6,726,826
  -25,000 shares of 7.5% convertible preferred stock                                                  2,500,000         15,331,559
  -Warrants to buy up to 10,990 shares of common
   stock at $2.41 per share through June 1998                                                                 -             11,800

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1997
                                   (Unaudited)
                                   (Continued)

                                                                             Date of
                          Portfolio Company                           Initial Investment              Cost             Fair Value
                          -----------------                           ------------------          -------------       -------------
Garden Ridge Corporation (NASDAQ - GRDG)                                    July 1992
  -474,942 shares of common stock                                                                 $     685,030       $  5,758,672

Healthcare Technology Delivery, Inc.                                        April 1997
  -9,000 shares of common stock                                                                          50,000             50,000
  -4,500 shares of preferred stock                                                                      450,000            450,000

Hot & Cool Holdings, Inc.                                                   March 1996
  -9% increasing rate subordinated
   promissory note                                                                                    1,300,000          1,300,000
  -10% subordinated note                                                                              1,500,000          1,500,000
  -Warrants to buy up to 14,942 shares of common
    stock at $.01 per share through March 2006                                                                -            280,000

Industrial Equipment Rentals, Inc.                                          June 1993
  -182,230 shares of common stock                                                                         1,822          2,736,405
  -5,371 shares of junior preferred stock                                                               537,100            537,100
  -67,500 shares of Series B senior convertible
   preferred stock                                                                                      250,050          1,013,595
  -12% subordinated debenture                                                                         1,077,778          1,077,778
  -9% senior subordinated debenture                                                                     499,950            499,950

NCI Building Systems, Inc. (NASDAQ - BLDG)                                  April 1989
  -100,000 shares of common stock                                                                       159,784          3,237,500

Paracelsus Healthcare Corporation (NYSE - PLS)                            December 1990
  -1,263,058 shares of common stock                                                                   5,278,748          5,934,584

Restaurant Development Group, Inc.                                          June 1987
  -610,909 shares of Class A common stock                                                             2,891,156            800,000
  -Warrants to buy up to 62,500  shares of
   common stock at $3 per share through
   April 1998                                                                                                 -                  -

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1997
                                   (Unaudited)
                                   (Continued)

                                                                             Date of
                          Portfolio Company                           Initial Investment              Cost             Fair Value
                          -----------------                           ------------------          -------------       -------------
Sovereign Business Forms, Inc.                                             August 1996
  -11,000 shares of preferred stock                                                               $   1,100,000       $  1,100,000
  -15% promissory note                                                                                  550,000            550,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006                                                                 -                  -

Strategic Holdings, Inc.                                                  September 1995
  -3,089,751 shares of common stock                                                                   3,088,389          3,088,389
  -3,822,157 shares of Series B preferred stock                                                       3,820,624          3,820,624
  -Warrants to buy 225,000 and 100,000 shares of
    common stock at $0.4643 and $1.50 per share,
    respectively, through August 2005                                                                       -              100,000
  -1,000 shares of SMIP, Inc. common stock                                                              150,000            150,000
  -15% promissory note of SMIP, Inc.                                                                    175,000            175,000

Summit/DPC Partners, L.P.                                                  October 1995
  -36.11% limited partnership interest                                                                2,600,000          2,600,000

Travis International, Inc.                                                December 1986
  -66,784 shares of common stock                                                                        534,589          1,502,640
  -104,500 shares of Class A common stock                                                                25,701          2,351,250

VRPI Spin Off, Inc.                                                        January 1988
  -100 shares of common stock                                                                           250,000            300,000
  -10% secured promissory note                                                                        2,672,349          2,672,349
  -12% secured promissory note                                                                        1,050,000          1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation                                                                               25,000             20,000

WMW Industries, Inc.                                                       October 1989
  (formerly Williams & Mettle Co.)
  -530,035 shares of common stock                                                                     1,024,309          1,360,469
  -12% subordinated promissory note                                                                     893,883            893,883
  -Junior participation in prime + 1.5% note                                                          1,012,576          1,012,576
  -Warrant to buy 72,672 shares of common stock
   at $0.01 per share through December 1999                                                                   -            186,531
                                                                                                  -------------       ------------
     Total                                                                                        $  78,482,646       $162,946,797
                                                                                                  =============       ============

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1997
                                   (Unaudited)
                                   (Continued)

        Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

        In connection with the investments in Allied Waste Industries, Inc., American Residential Services, Inc., Atlas Acquisition, Inc., AVIAN Healthcare Corporation, Brazos Sportswear, Inc., Cardiovascular Ventures, Inc., Coach USA, Inc., CRC Holdings, Corp., Drypers Corporation, Healthcare Technology Delivery, Inc., Hot & Cool Holdings, Inc., Industrial Equipment Rentals, Inc., Paracelsus Healthcare Corporation, Sovereign Business Forms, Inc. and Strategic Holdings, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

        As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in A.C. Liquidating Corporation, Atlas Acquisition, Inc., Brazos Sportswear, Inc., Container Acquisition, Inc., CRC Holdings, Corp., Drypers Corporation, Industrial Equipment Rentals, Inc., Restaurant Development Group, Inc., Strategic Holdings, Inc., Video Rental of Pennsylvania, Inc. and WMW Industries, Inc. In addition, Cardiovascular Ventures, Inc., Healthcare Technology Delivery, Inc. and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at June 30, 1997. Such discounts, as detailed below, total $19,738,910 or $4.15 per share as of June 30, 1997.

                      Allied Waste Industries, Inc.          $ 1,197,355
                      American Residential Services, Inc.      3,430,894
                      Brazos Sportswear, Inc.                  8,719,947
                      Coach USA, Inc.                            114,042
                      Drypers Corporation                      5,638,922
                      Garden Ridge Corporation                   178,103
                      Paracelsus Healthcare Corporation          459,647
                                                             -----------
                            Total discount                   $19,738,910

        Income was earned in the amount of $1,048,044 and $855,465 for the six months ended June 30, 1997 and 1996, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1997
                                   (Unaudited)
                                   (Continued)

        As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested except Cardiovascular Ventures, Inc., Coach USA, Inc., Paracelsus Healthcare Corporation and Summit/DPC Partners, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 91% of the total value of the investments in portfolio companies at June 30, 1997.

                 The accompanying notes are an integral part of
                           these financial statements.

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)

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

(2)     MANAGEMENT

        The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $25,000 is included in the accompanying Statements of Operations for the six months ended June 30, 1997 and 1996.

        Through March 31, 1997, the Management Company also received or reimbursed a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. The management incentive fee was paid or reimbursed quarterly in arrears. Pursuant to the vote of the stockholders at a special meeting held on April 9, 1997, ("Special Meeting") the Fund entered into a new management agreement with the Management Company which eliminated incentive fees based on capital gains effective as of April 1, 1997.

        Included in "Deferred management incentive fees" in the accompanying Balance Sheet was $10,784,028 of accrued management incentive fees at December 31, 1996. Such fees were calculated on the net unrealized appreciation of investments in portfolio securities, and were to be paid only when such appreciation was realized. However, pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee, which had increased to $11,210,529 at March 31, 1997, was paid on May 15, 1997 by the issuance of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997. Deferred management incentive fee expense for the six months ended June 30,

1997 and 1996 totaled $426,501 and $2,778,916, respectively. The deferred management incentive fee was reflected as an expense of the Fund when there was an increase in the Fund's net unrealized appreciation of portfolio securities and was reflected as a reduction in expense to the Fund when there was a decrease in the Fund's net appreciation of portfolio securities. At December 31, 1996, $125,135 of incentive fees to be reimbursed by the Management Company to the Fund are netted in "Due to Management Company", against $516,117 of management fees due to the Management Company.

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

        Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, $159,709,297 (including $103,399,990 in publicly-traded securities, net of a $19,738,910 Valuation Discount) and $107,604,488 (including $58,079,167 in publicly-traded securities, net of a $15,599,614 Valuation Discount) at June 30, 1997 and December 31, 1996, respectively, the Management Company's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

(4)     BOOK TO TAX RECONCILIATION

        The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had net investment losses for tax purposes for the six months ended June 30, 1997 and 1996, and therefore has no net investment income to distribute. The following is a reconciliation of the difference in the Fund's net realized capital gain on the sale of portfolio securities for book and tax purposes for the six months ended June 30, 1997 and 1996, respectively.

                                                        1997           1996
                                                    ------------   ------------
Net realized gain (loss) on the sales of portfolio
  securities, book ...............................  $ (1,475,666)  $  5,629,207
Management incentive fee .........................    (7,530,385)    (1,107,163)
                                                    ------------   ------------
Net realized gain (loss) on the sales of
  portfolio securities, tax ......................  $ (9,006,051)  $  4,522,044
                                                    ------------   ------------

(5)     DIVIDENDS

        The Fund declared no dividends during the six months ended June 30, 1997 and 1996. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The Fund has not adopted any set policy concerning whether dividends will be paid only in cash, only in stock or cash by specific election. If the Fund does not have available cash to pay the minimum dividends it may borrow the required funds or sell some of its portfolio investments.

(6)     TEMPORARY CASH INVESTMENTS

        Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts earning interest at rates ranging from 3.50% to 4.84% at June 30, 1997. Substantially all of the Fund's temporary cash investments are invested at NationsBank of Texas, N.A. at June 30, 1997 and December 31, 1996.

(7)     PORTFOLIO SECURITIES

        During the six months ended June 30, 1997, the Fund invested $13,714,700 in five new companies and made follow-on investments of $4,382,066 in five portfolio companies, including $651,982 in accrued interest and dividends received in the form of additional portfolio securities. In addition, the Fund realized a net capital loss of $1,475,666 during the six months ended June 30, 1997.

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

(8)     DEFERRED REORGANIZATION COSTS

        The Fund paid $117,300 in expenses related to the formation of the Fund and is amortizing such amount over 5 years. Accumulated amortization of such expenses totaled $117,300 and $105,570 at June 30, 1997 and December 31, 1996, respectively.

(9)     NOTES PAYABLE TO BANK

        The Fund has a $90,000,000 line of credit promissory note with a bank, with interest payable at 1% over the rate earned in its money market account. The Fund had $90,000,000 and $65,000,000 outstanding on such note at June 30, 1997 and December 31, 1996, that was secured by $90,000,000 and $65,000,000 of the Fund's temporary cash investments. The Fund paid a $50,000 commitment fee in 1996, which was capitalized and was amortized over the commitment period. The note originally matured on April 4, 1997. On March 28, 1997, the note was extended to April 1, 1998, and in April 1997, the Fund paid a $75,000 commitment fee in connection with such extension which was capitalized and will be amortized over the commitment period.

        The Fund has a $30,000,000 revolving line of credit with a bank. The Fund had $18,150,000 and $300,000 outstanding under such line of credit at June 30, 1997 and December 31, 1996, respectively, which is secured by the Fund's investments in portfolio securities. The Fund paid a $20,000 commitment fee in connection with such loan which was capitalized and was amortized over the commitment period which ended April 4, 1997. The outstanding balance on the loan bears interest at prime + 1/4% to 3/4%. The fund also pays 1/4% interest on the unused portion of the line of credit. On March 28, 1997, the note was extended to April 1, 1998, and the line of credit was increased to $30,000,000.

        The average daily balances outstanding on the Fund's notes payable during the six months ended June 30, 1997 and 1996, were $4,443,204 and $9,256,481, respectively.

(10)    STOCK OPTION PLAN

        The Fund held a special meeting of shareholders on April 9, 1997. At the meeting, shareholders approved the Equus II Incorporated 1997 Stock Incentive Plan which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. Implementation of this plan was subject to the receipt of an exemptive order from the Securities and Exchange Commission, which was received on May 8, 1997. On May 9, 1997, the Compensation committee of the Board of Directors of the Fund issued options to the officers of the Fund to buy up to 830,136 shares of the Fund's common stock at $17 per share. On July 1, 1997, the Compensation Committee issued options to the officers of the Fund to buy up to 66,995 shares of the Fund's common stock at $21.3125 per share.

        Under the 1997 Incentive Stock Option Plan, options to purchase 830,136 shares of the Fund's common stock at $17 per share (the market price at the time of grant) were outstanding at June 30, 1997. No options were exercisable at June 30, 1997. During the six months ended June 30, 1997, no options were exercised. Outstanding options expire in May 2007. At June 30, 1997, there was no dilution of net assets per share arising from options outstanding, as no options were vested and exercisable at such date.

(11)    COMMITMENTS AND CONTINGENCIES

        The Fund has made commitments to invest, under certain circumstances, up to an additional $1,325,000 in AVIAN Healthcare Corporation, $565,500 in GCS RE, Inc. and $2,250,000 in Sovereign Business Forms, Inc. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment. In addition, the Fund has committed to invest up to $5,250,000 in two new companies.

        On April 1, 1996, two stockholders of the Fund filed an action in federal district court in Houston, Texas against the directors of the Fund, the Management Company, and the Fund. In essence, their suit alleged that by approving the rights offering which was announced in March 1996, the Management Company and the directors of the Fund violated their fiduciary duties to the Fund's stockholders under the Investment Company Act of 1940 and Delaware common law. They also alleged that the Management Company aided and abetted these breaches of fiduciary duty. The plaintiffs moved the court to certify their suit as a class action on behalf of all stockholders of the Fund. The court dismissed their suit in December 1996, but the plaintiffs have made substantially similar claims in an amended shareholder derivative action which they filed in January 1997. The plaintiffs have not specified the amount of any damages in either suit. The plaintiffs have not yet made any demand on the Fund that its directors take action regarding their derivative suit. In any event, management of the Fund believes that the ultimate resolution of the plaintiffs' claims will not have a material adverse effect on the Fund's financial position or results of operations. During the six months ended June 30, 1997 and the year ended December 31, 1996, the Fund incurred $44,797 and $92,336, respectively, in legal expenses related to such action.

        The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(12)    SUBSEQUENT EVENTS

        Subsequent to June 30, 1997, the Fund sold 96,035 shares of American Residential Services, Inc., for $2,186,928, realizing a net capital gain of $2,130,100 on such sale.

        Subsequent to June 30, 1997, the Fund repaid a net $106,350,000 of notes payable to the bank.

        In July 1997, the Fund invested $2,000,000 in a 10% senior subordinated promissory note of J & J Rental Services, Inc. Pursuant to such investment, the Fund received warrants to buy 22,500 and 10,715 shares of J & J Rental Services, Inc. common stock for $.0129 and $.01 per share, respectively, through June 30, 2007. J & J Rental Services, Inc. is in the industrial and construction equipment rental business. In addition, the Fund received warrants to buy 22,500 and 10,715 shares of J & J Realty, Inc. common stock for $.0129 and $.01 per share, respectively, through June 30, 2007. J & J Realty, Inc. owns the real estate on which J & J Rental Services, Inc. operates.

        In July and August 1997, the Fund advanced $90,000 to Texrock Radio, Inc., in connection with a pending investment in the radio industry.

        On August 1, 1997, the Fund sold its investment in Industrial Equipment Rentals, Inc. for $6,646,244 realizing a capital gain of $4,279,544. In addition, under certain circumstances the Fund could receive an additional $634,984 in proceeds from the sale, which was deposited into an escrow account. Such additional amount would be recognized as additional capital gains when received.

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

        The Fund held a special meeting of shareholders on April 9, 1997. At the meeting, shareholders approved a new management agreement between the Fund and the Management Company. The shareholders also authorized the payment by the Fund at March 31, 1997, to the Management Company of the deferred incentive fee on the balance sheet of the Fund at March 31, 1997, in shares of the Fund's common stock valued at net asset value at March 31, 1997, and approved the Equus II Incorporated 1997 Stock Incentive Plan which authorizes the Fund to issue stock options to its directors and officers in an aggregate amount up to 20% of the outstanding shares of common stock of the Fund. Implementation of these proposals was subject to the receipt of an exemptive order from the Securities and Exchange Commission, which was received on May 8, 1997. On May 9, 1997, the Compensation Committee of the Board of Directors of the Fund issued options to the officers of the Fund to buy up to 830,136 shares of the Fund' s common stock at $17 per share. On May 15, 1997, the Fund issued 459,973 unregistered shares of common stock of the Fund, in payment of all deferred incentive fees due to the Management Company as of March 31, 1997. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value at March 31, 1997.

        At June 30, 1997, the Fund had $162,946,797 of its assets invested in portfolio securities of 25 companies, and has committed to invest up to an additional $4,140,500 in three of such companies and $5,250,000 in two new companies under certain conditions. Management believes current temporary cash investments, anticipated future investment income, proceeds from borrowings and proceeds from the sale of existing portfolio securities are sufficient to finance these commitments. At June 30, 1997, the Fund had $18,150,000 outstanding on a $30,000,000 revolving line of credit loan from a bank. Subsequent to June 30, 1997, $16,350,000 of such amount was repaid to the bank.

        Net cash used by operating activities was $815,306 and $1,002,865 for the six months ended June 30, 1997 and 1996, respectively. An increase in interest received from portfolio companies in 1997 accounted for the majority of the increase in cash provided by operating activities.

        At June 30, 1997, the Fund had $100,035,828 of its total assets of $263,496,931 invested in temporary cash investments consisting of money market securities. This amount includes proceeds from a $90,000,000 revolving line of credit to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on July 1, 1997.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

        Net investment loss after all expenses amounted to $1,232,251 and $4,131,097 for the six months ended June 30, 1997 and 1996, respectively. The large net investment loss in 1996 was primarily attributable to the accrual of $1,107,163 in management incentive fees and $2,778,916 in deferred management incentive fees related to the realized gains from the sales of portfolio securities of $5,629,207 and the increase in the net unrealized appreciation of portfolio securities of $13,801,192 in 1996. Income from portfolio securities increased to $1,403,589 in 1997 as compared to $1,301,835 in 1996, due to the increase in amounts invested in interest-bearing portfolio securities during 1997 as compared to 1996.

        Professional fees increased from $89,080 during the six months ended June 30, 1996, to $327,344 during the six months ended June 30, 1997, and Mailing, printing and other expenses increased from $57,149 during the six months ended June 30, 1996, to $116,291 during the six months ended June 30, 1997. Such increases were primarily due to the costs associated with the Special Meeting of Stockholders held on April 9, 1997. The costs included the independent third party appraisal of the Fund's investments in portfolio securities and the printing and mailing of the proxy as well as the amended proxy.

        Interest expense decreased to $225,773 in 1997 as compared to $439,170 in 1996, due to the decrease of the average daily balances outstanding on the lines of credit to $4,443,204 during the six months ended June 30, 1997, from $9,256,481 in 1996.

        The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $1,296,677 and $816,830 for the six months ended June 30, 1997 and 1996, respectively. The increase in 1997 is due to the $40,084,770 increase in net assets from operations during the six months ended June 30, 1997 and the $11,210,529 increase from the issuance of common stock in payment of the deferred management incentive fee.

        The Management Company also received or reimbursed a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $55,824 and $1,107,163 were accrued during the six months ended June 30, 1997 and 1996, respectively. Deferred management incentive fee expense for the six months ended June 30, 1997 and 1996 totaled $426,501 and $2,778,916, respectively. Pursuant to the vote of the stockholders at a special meeting held on April 9, 1997 ("Special Meeting"), the Fund entered into a new management agreement with the Management Company which eliminates incentive fees based on capital gains. The deferred management incentive fee was reflected as an expense of the Fund when there was an increase in the Fund's net unrealized appreciation of portfolio securities and was reflected as a reduction in expense to the Fund when there was a decrease in the Fund's net appreciation of the portfolio securities. The deferred management incentive fees were not paid until such appreciation was realized. However, pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee of $11,210,529 at March 31, 1997, was paid on May 15, 1997 by the issuance of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

        During the six months ended June 30, 1997 the Fund had net realized losses of $1,475,666 from the sale of investments in three portfolio companies. The Fund sold its investment in Midway Airlines for $271,000 realizing a net capital loss of $3,943,226, sold its investment in David's Supermarkets for $5,546,800 realizing a net capital gain of $1,477,350 and sold 116,865 shares of Allied Waste Industries, Inc. for $1,600,678 realizing a net capital gain of $990,210.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

        Net unrealized appreciation on investments increased $42,792,687 during the six months ended June 30, 1997, from $41,671,464 to $84,464,151. Such net increase resulted from increases in the estimated fair value of securities of fourteen of the Fund's portfolio companies aggregating $39,106,961, a decrease in the estimated fair value of securities of two portfolio companies of $542,500 and the transfer of $4,228,226 in net unrealized depreciation to net realized losses.

        Net unrealized appreciation on investments increased $13,801,192 during the six months ended June 30, 1996, from $7,975,268 to $21,776,460. Such net increase resulted from increases in the estimated fair value of securities of eight of the Fund's portfolio companies aggregating $17,134,442, the decrease in the estimated fair value of the securities of one of the Fund's portfolio companies aggregating $188,014 and the transfer of $3,145,236 in net unrealized appreciation to net realized gains from the sale of investments in three companies.

DIVIDENDS

        The Fund declared no dividends during the six months ended June 30, 1997 and 1996.

PORTFOLIO INVESTMENTS

        During the six months ended June 30, 1997, the Fund invested $13,714,700 in five new companies and made follow-on investments of $4,382,066 in five portfolio companies, including $651,982 in accrued interest and dividends received in the form of additional portfolio securities. In addition, the Fund realized a net capital loss of $1,475,666 during the six months ended June 30, 1997.

        In January 1997, the Fund rolled its $763,747, 12% subordinated promissory note along with $130,136 of accrued interest due from WMW Industries, Inc. into a new $893,883, 12% subordinated promissory note.

        In February 1997, the Fund acquired 1,370,000 shares of common stock and 45,100 shares of preferred stock of Container Acquisition, Inc. ("CAI") for $1,370,000 and $4,510,000, respectively. In addition, the Fund paid $1,000 for warrants to buy 370,588 shares of common stock for $.01 per share through February 2007. CAI is a logistics and maintenance services company serving owners of international shipping containers. Through June 30, 1997, the Fund received an additional 1,516 shares of preferred stock of CAI in payment for $151,600 of dividends on the preferred stock.

        In February 1997, the Fund acquired an additional 3,500 shares of preferred stock of Sovereign Business Forms, Inc. ("Sovereign") for $350,000, which allowed Sovereign to acquire its third company in the business forms manufacturing business.

        In March 1997, the Fund acquired 1,030,000 shares of Series B3 preferred stock of BSI Holdings, Inc. ("BSI") for $1,030,000, and received warrants to acquire 18,540 shares of BSI common stock for $50 per share. Such investment allowed BSI to complete its merger into Sun Sportswear, Inc., a publicly traded company. In conjunction with the merger of BSI into Sun, the combined company was renamed Brazos Sportswear, Inc. ("Brazos") and trades on the NASDAQ National Market under the symbol BRZS. In exchange for each share of common stock of BSI, the Fund received 7.5824504 shares of Brazos common stock, its preferred stocks of BSI were exchanged for similar preferred stocks of Brazos, and its warrants were adjusted to reflect the exchange ratio used in the merger. In addition, through June 30, 1997, the Fund has received an additional 258,035, 87,754 and 24,457 shares of Series B1, B2 and B3 preferred stock, respectively, in payment of $370,246 in dividends on the preferred stock.

        In March 1997, the Fund advanced $250,000 to Hot & Cool Holdings, Inc. in exchange for a 10% subordinated promissory note to allow Hot & Cool to acquire additional equipment. In April 1997, the Fund advanced $850,000 to Hot & Cool Holdings, Inc. in the form of a 10% promissory note and received warrants to buy 8,729 shares of Hot & Cool Holdings, Inc. common stock for $27.28 per share.

        In April 1997, the Fund advanced $1,250,000 to Cardiovascular Ventures, Inc. in the form of a 10% promissory note and invested $84 in warrants to buy 83,956 shares of Cardiovascular Ventures, Inc. common stock for $3 per share.

        In April 1997, the Fund acquired 9,000 shares of common stock and 4,500 shares of 8% preferred stock of Healthcare Technology Delivery, Inc. ("HTD") for $50,000 and $450,000, respectively. HTD was formed to acquire FutureTech, Inc. and Medical Companies Alliance, Inc. In addition, the Fund acquired 300,000 shares of convertible preferred stock of AVIAN Healthcare Corporation ("AVIAN") for $300,000 and advanced $875,000 to AVIAN under a $2,200,000 prime +1/2% promissory note. AVIAN was formed to create a leading national distributor of medical products and related services to the health care market, principally hospitals and surgical and diagnostic centers.

        In May 1997, the fund acquired 32,000 shares of common stock and 19,680 shares of preferred stock of Atlas Acquisition, Inc. ("AAI") for $32,000 and $1,968,000, respectively. The Fund previously recorded $337,500 of such amount as a "Deposit on pending investment" in the accompanying balance sheet at March 31, 1997. AAI was formed to acquire Atlas Supply, Inc., a 68 year old distributor of "Atlas" branded tires, batteries and accessories sold primarily to the auto repair and full service gas station markets.

        In June, 1997, the Fund acquired 35,000 shares of common stock of CRC Holdings, Corp. for $3,199,000 and invested $959,700 in a 12% subordinated promissory note. CRC Holdings, Corp. was formed to acquire CRC Evans Pipeline International, Inc. which designs, manufactures and services specialized pipeline construction and automatic welding equipment, which it rents and sells worldwide.

        During the six months ended June 30, 1996, the Fund invested $8,600,000 in two new Portfolio Companies and made follow-on investments in eight portfolio companies of $5,761,698, including $435,679 in accrued interest and dividends received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants.

        Of the companies in which the Fund has investments at June 30, 1997, only Allied Waste Industries, Inc., American Residential Services, Inc., Brazos Sportswear, Inc., Coach USA, Inc., Drypers Corporation, Garden Ridge Corporation, NCI Building Systems, Inc. and Paracelsus Healthcare Corporation, Inc. are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

SUBSEQUENT EVENTS

        Subsequent to June 30, 1997, the Fund sold 96,035 shares of American Residential Services, Inc. for $2,186,928, realizing a net capital gain of $2,130,100 on such sale.

        Subsequent to June 30, 1997, the Fund repaid a net $106,350,000 of notes payable to the bank.

        In July 1997, the Fund invested $2,000,000 in a 10% senior subordinated promissory note of J & J Rental Services, Inc. Pursuant to such investment, the Fund received warrants to buy 22,500 and 10,715 shares of J & J Rental Services, Inc. common stock for $.0129 and $.01 per share, respectively, through June 30, 2007. J & J Rental Services, Inc. is a industrial and construction equipment business. In addition, the Fund received warrants to buy 22,500 and 10,715 shares of J & J Realty, Inc. common stock for $.0129 and $.01 per share respectively, through June 30, 2007. J & J Realty, Inc. owns the real estate on which J & J Rental Services, Inc. operates.

        In July and August 1997, the Fund advanced $90,000 to Texrock Radio, Inc., in connection with a pending investment in the radio industry.

        On August 1, 1997, the Fund sold its investment in Industrial Equipment Rentals, Inc. for $6,646,244 realizing a capital gain of $4,279,544. In addition, under certain circumstances, the Fund could receive an additional $634,984 in proceeds from the sale, which was deposited into an escrow account. Such additional amount would be recognized as additional capital gains when received.

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

                                                 VOTES        VOTES     SHARES
                 PROPOSAL                         FOR        AGAINST   ABSTAINED
                 --------                       ---------    -------   ---------
        Approval of new management
        agreement .........................     1,810,923    527,046     91,074

        Authorization of the payment of
        the deferred incentive compensation     1,771,664    563,334     94,046

        Approval of the Stock Incentive Plan    1,737,754    603,512     88,038

All proposals were approved.

        The Fund held its annual meeting of shareholders on May 20, 1997. At the meeting, shareholders voted on the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein and the ratification of the selection of Arthur Andersen LLP as the Fund's independent auditors for the fiscal year ending December 31, 1997.

        The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

              NAME OF NOMINEE                      FOR         WITHHELD
              ---------------                   ---------      --------
              Sam P. Douglass                   3,170,553       142,242
              Gregory J. Flanagan               3,169,753       143,042
              Robert L. Knauss                  3,163,771       149,024
              Nolan Lehmann                     3,170,553       142,242
              Gary R. Petersen                  3,170,221       142,574
              John W. Storms                    3,169,753       143,042
              Dr. Francis D. Tuggle             3,165,419       147,376
              Dr. Edward E. Williams            3,169,858       142,937

        The table below sets forth, as to all other matters voted upon, the number of shares voted for the proposal, against the proposal and shares that abstained.

                   PROPOSAL                   FOR          AGAINST     ABSTAIN
                   --------                 --------       -------     -------
              Ratification of auditors      3,181,630      92,395       38,770

        All nominees to the Registrant's Board of Directors were elected and the Fund's selection of independent auditors was ratified.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8K

               (a) Exhibits

               10. Material Contracts

                  None

               b. REPORTS ON FORM 8 - K

No reports on Form 8-K were filed by the Fund during the period for which this report is filed.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                           EQUUS II INCORPORATED



                                           By: \S\ NOLAN LEHMANN
                                               Nolan Lehmann, President,
                                               Principal Financial and
                                               Accounting Officer

Date:  August 13, 1997