Form 10-Q
period 1997-09-30
EQUUS II INC
filed 1997-11-13
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

      TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $101,471,825 computed on the basis of $24.125 per share, closing price of the common stock on the American Stock Exchange, Inc. November 10, 1997. For the purpose of calculating this amount only, all Directors and executive officers of the registrant have been treated as affiliates. There were 4,760,655 shares of the registrant's common stock, $.001 par value, outstanding, as of November 10, 1997. The net asset value of a share at September 30, 1997 was $32.59.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

PART I.   FINANCIAL INFORMATION                                           PAGE
                                                                          ----
          Item 1.Financial Statements

                 Balance Sheets

                 - September 30, 1997 and December 31, 1996.................   1

                 Statements of Operations

                 - For the three months ended September 30, 1997 and 1996 ..   2


                 - For the nine months ended September 30, 1997 and 1996 ...   3

                 Statements of Changes in Net Assets

                 - For the nine months ended September 30, 1997 and 1996 ...   4

                 Statements of Cash Flows

                 - For the nine months ended September 30, 1997 and 1996 ...   5

                 Selected Per Share Data and Ratios

                 - For the nine months ended September 30, 1997 and 1996 ...   7

                 Schedule of Portfolio Securities

                 - September 30, 1997.......................................   8

                 Notes to Financial Statements..............................  14

          Item 2.Management's Discussion and Analysis of
                 Financial Condition and Results of Operations   ...........  20

PART II.  OTHER INFORMATION

          Item 6.Exhibits and Reports on Form 8-K   ........................  25

SIGNATURE   ................................................................  26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                                           1997                  1996
                                                                      ---------------       --------------
ASSETS

Investments in portfolio securities at fair value
     (cost $78,772,913 and $69,388,024, respectively)                  $ 156,966,966         $ 111,059,488
Temporary cash investments, at cost which
     approximates fair value                                              85,456,678            69,129,290
Accounts receivable                                                          502,874                 1,326
Accrued interest receivable                                                  430,550               897,065
Commitment fees                                                               37,500                17,500
Deferred reorganization costs                                                      -                11,730
                                                                      ---------------       --------------
          Total assets                                                   243,394,568           181,116,399
                                                                      ---------------       --------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable                                                        166,008               208,231
     Dividend payable                                                              -             1,209,850
     Due to management company                                               775,764               390,982
     Deferred management incentive fee                                             -            10,784,028
     Notes payable to bank                                                87,300,000            65,300,000
                                                                      ---------------       --------------
          Total liabilities                                               88,241,772            77,893,091
                                                                      ---------------       --------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares issued or outstanding                                -                     -
     Common stock, $.001 par value, 10,000,000 shares
        authorized, 4,760,655 and 4,300,682 shares issued
        and outstanding, respectively                                          4,761                 4,301
     Additional paid-in capital                                           68,528,390            57,934,306
     Undistributed net investment income                                           -                     -
     Undistributed net capital gains                                       8,425,592             3,613,237
     Unrealized appreciation of portfolio securities, net                 78,194,053            41,671,464
                                                                      ---------------       --------------
          Total net assets                                             $ 155,152,796         $ 103,223,308
                                                                      ===============       ==============
          Net assets per share                                         $       32.59         $       24.00
                                                                      ===============       ==============

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                              1997            1996
                                                                           -----------     -----------
Investment income:
     Income from portfolio securities                                       $1,718,123     $   873,262
     Interest from temporary cash investments                                   24,135          17,538
                                                                           -----------     -----------
          Total investment income                                            1,742,258         890,800
                                                                           -----------     -----------
Expenses:
     Management fee                                                            775,765         515,307
     Management incentive fee                                                        -          75,983
     Deferred management incentive fee                                               -       3,147,385
     Director fees and expenses                                                 44,950          45,007
     Professional fees                                                          29,231          84,962
     Administrative fees                                                        12,500          12,500
     Mailing, printing and other expenses                                       67,544          44,508
     Interest expense                                                          189,723          87,553
     Franchise taxes                                                             6,280           9,760
     Amortization                                                                   -            5,865
                                                                           -----------     -----------
          Total expenses                                                     1,125,992       4,028,830
                                                                           -----------     -----------
Net investment income (loss)                                                   616,266      (3,138,030)
                                                                           -----------     -----------
Realized gain (loss) on sales of portfolio securities, net                   6,288,021      (2,258,526)
                                                                           -----------     -----------
Unrealized appreciation of portfolio securities, net:
     End of period                                                          78,194,053      40,151,825
     Beginning of period                                                    84,464,151      21,776,460
                                                                           -----------     -----------
     Increase (decrease) in unrealized appreciation, net                    (6,270,098)     18,375,365
                                                                           -----------     -----------
     Total increase in net assets from operations                          $   634,189     $12,978,809
                                                                           ===========     ===========

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                             1997               1996
                                                          ------------      ------------
Investment income:
     Income from portfolio securities                     $  3,121,712      $  2,175,097
     Interest from temporary cash investments                   76,660            57,867
                                                          ------------      ------------
          Total investment income                            3,198,372         2,232,964
                                                          ------------      ------------
Expenses:
     Management fee                                          2,072,441         1,332,137
     Management incentive fee                                   55,824         1,183,146
     Deferred management incentive fee                         426,501         5,926,301
     Director fees and expenses                                153,812           147,825
     Professional fees                                         356,575           174,042
     Administrative fees                                        37,500            37,500
     Mailing, printing and other expenses                      183,836           101,657
     Interest expense                                          415,495           526,722
     Franchise taxes                                           100,643            55,166
     Amortization                                               11,730            17,595
                                                          ------------      ------------
          Total expenses                                     3,814,357         9,502,091
                                                          ------------      ------------
Net investment loss                                           (615,985)       (7,269,127)
                                                          ------------      ------------
Realized gain on sales of portfolio securities, net          4,812,355         3,370,681
                                                          ------------      ------------
Unrealized appreciation of portfolio securities, net:
     End of period                                          78,194,053        40,151,825
     Beginning of period                                    41,671,464         7,975,268
                                                          ------------      ------------
     Increase in unrealized appreciation, net               36,522,589        32,176,557
                                                          ------------      ------------
     Total increase in net assets from operations         $ 40,718,959      $ 28,278,111
                                                          ============      ============

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                      STATEMENTS OF CHANGES IN NET ASSETS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                   1997               1996
                                               -------------      -------------
Operations:

     Net investment loss                       $    (615,985)     $  (7,269,127)
     Realized gain on sales of portfolio
        securities, net                            4,812,355          3,370,681
     Increase in unrealized appreciation of
        portfolio securities, net                 36,522,589         32,176,557
                                               -------------      -------------

Increase in net assets from operations            40,718,959         28,278,111
                                               -------------      -------------
Capital transactions:

     Stock issued in payment of deferred
        management incentive fee                  11,210,529               --
     Dividends                                          --             (183,123)
     Proceeds from rights offering                      --           13,338,935
     Rights offering expenses                           --             (225,982)
                                               -------------      -------------
Increase in net assets from capital
   share transactions                             11,210,529         12,929,830
                                               -------------      -------------
Net increase in net assets                        51,929,488         41,207,941

Net assets at beginning of period                103,223,308         61,853,289
                                               -------------      -------------
Net assets at end of period                    $ 155,152,796      $ 103,061,230
                                               =============      =============

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                 1997               1996
                                                            -------------      -------------
Cash flows from operating activities:
     Interest and dividends received                        $   2,672,925      $   1,426,295
     Cash paid to management company, directors,
        bank and suppliers                                     (3,053,567)        (3,471,404)
                                                            -------------      -------------
        Net cash used by operating activities                    (380,642)        (2,045,109)
                                                            -------------      -------------
Cash flows from investing activities:
     Purchase of portfolio securities                         (22,561,092)       (18,021,986)
     Proceeds from sales of portfolio securities               15,773,791          7,736,537
     Principal payments from portfolio companies                3,206,728          8,400,000
     Advance to co-investor                                      (501,547)              --
                                                            -------------      -------------
        Net cash used by investing activities                  (4,082,120)        (1,885,449)
                                                            -------------      -------------
Cash flows from financing activities:
     Advances from bank                                       269,600,000        195,950,000
     Repayments to bank                                      (247,600,000)      (196,500,000)
     Proceeds from rights offering                                   --           13,338,935
     Rights offering expenses                                        --             (225,982)
     Dividend payments                                         (1,209,850)              --
                                                            -------------      -------------
        Net cash provided by financing activities              20,790,150         12,562,953
                                                            -------------      -------------
Net increase in cash and cash equivalents                      16,327,388          8,632,395

Cash and cash equivalents at beginning of period               69,129,290         60,239,861
                                                            -------------      -------------
Cash and cash equivalents at end of period                  $  85,456,678      $  68,872,256
                                                            =============      =============

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                  (Continued)

                                                                1997               1996
                                                            -------------      -------------
Reconciliation of increase in net assets from
     operations to net cash used by operating
     activities:

Increase in net assets from operations                      $  40,718,959      $  28,278,111

Adjustments to reconcile increase in net assets from operations to net cash used by activities:

     Realized gain on sale of portfolio securities, net        (4,812,355)        (3,370,681)
     Increase in unrealized appreciation, net                 (36,522,589)       (32,176,557)
     Accrued interest and dividends exchanged for
         portfolio securities                                    (991,962)          (435,679)
     Decrease (increase) in accrued interest receivable           466,515           (370,990)
     Amortization of commitment fee                                55,000             72,500
     Commitment fees paid                                         (75,000)           (70,000)
     Amortization of reorganization costs                          11,730             17,595
     Decrease in accounts payable                                 (42,223)          (197,732)
     Stock issued to management company in payment
        of deferred management incentive fee                   11,210,529               --
     Increase (decrease) in due to management company         (10,399,246)         6,208,324
                                                            -------------      -------------
Net cash used by operating activities                       $    (380,642)     $  (2,045,109)
                                                            =============      =============

              The accompanying notes are an integral part of these
                              financial statements.

                              EQUUS II INCORPORATED
         SUPPLEMENTAL INFORMATI0N - SELECTED PER SHARE DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                               1997                1996
                                                                          -------------       -------------
Investment income                                                         $        0.68       $        0.60

Expenses                                                                           0.81                2.57
                                                                          -------------       -------------
     Net investment loss                                                          (0.13)              (1.97)

Realized gain (loss) on sale of portfolio securities, net                          1.02                0.91

Increase in unrealized appreciation of portfolio securities, net                   7.70                8.71
                                                                          -------------       -------------
     Increase in net assets from operations                                        8.59                7.65

Capital transactions:

     Dividend                                                                      --                 (0.04)
     Effect of rights offering                                                     --                 (2.69)
                                                                          -------------       -------------
     Net increase in net assets from capital transactions                          --                 (2.73)
                                                                          -------------       -------------
Net increase in net assets                                                         8.59                4.92

Net assets at beginning of period                                                 24.00               19.71
                                                                          -------------       -------------
Net assets at end of period                                               $       32.59       $       24.63
                                                                          =============       =============
Ratio of expenses to average net assets                                            2.95%              11.52%

Ratio of net investment loss to average net assets                                (0.48)%             (8.82)%

Ratio of increase in net assets from operations to average net assets             31.52%              34.29%

Average shares outstanding during period                                      4,740,016           3,696,034

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                       STATEMENTS OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1997
                                  (Unaudited)

                                                                      Date of
                       Portfolio Company                          Initial Investment    Cost          Fair Value
                       -----------------                          ------------------    ----          ----------

A. C. Liquidating Corporation                                     February 1985
  -4,885 shares of 10% Series C
   cumulative preferred stock                                                          $ 488,500       $        --
  -10% secured promissory notes                                                          188,014                --

Allied Waste Industries, Inc. (NASDAQ - AWIN)                       March 1989
  -1,234,584 shares of common stock                                                    4,499,340        22,903,076
  -Warrants to buy up to 125,000 shares of common
   stock at $5.00 per share through August 1999                                               --         1,156,016

American Residential Services, Inc. (NYSE - ARS)                  December 1995
  -1,125,000 shares of common stock                                                    3,000,272        19,040,910
  -Warrants to buy up to 100,000 shares of common
    stock at $15 per share through September 2001                                             --                --

Atlas Acquisition, Inc.                                              May 1997
  -32,000 shares of common stock                                                          32,000            32,000
  -19,680 shares of preferred stock                                                    1,968,000         1,968,000

Brazos Sportswear, Inc. (NASDAQ - BRZS)                           February 1989
  -2,160,308 shares of common stock                                                    1,331,187        13,339,902
  -3,862,887 shares of 8% Series B1 preferred stock                                    3,862,887         3,862,887
  -1,313,720 shares of 8% Series B2 preferred stock                                    1,313,720         1,313,720
  -1,075,719 shares of 8% Series B3 preferred stock                                    1,075,719         1,075,719
  -Warrants to buy up to 30,261 and 140,578 shares
   of common stock at $4.62 and $6.59 per share
    through August 2006 and March 2007, respectively                                          --            47,056
  -1,000 shares of common stock of GCS RE, Inc.                                          132,910           300,000

Carruth-Doggett Industries, Inc.                                  December 1995
  -10% senior subordinated promissory note                                             2,250,000         2,250,000
  -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005                                             --         1,000,000
  -Warrant to buy up to 249 shares of common
   stock of CDE Corp. at $0.01 per share through
   December 2005                                                                              --                --

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                       STATEMENTS OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1997
                                  (Unaudited)
                                  (Continued)

                                                                        Date of
                        Portfolio Company                          Initial Investment         Cost              Fair Value
                        -----------------                          ------------------         ----              ----------
Coach USA, Inc. (NYSE - CUI)                                          August 1996
  -143,112 shares of common stock                                                          $ 1,863,357        $ 4,173,235

Container Acquisition, Inc.                                          February 1997
  -1,370,000 shares of common stock                                                          1,370,000          1,370,000
  -47,790 shares of preferred stock                                                          4,779,000          4,779,000
  -Warrant to buy up to 370,588 shares of common
   stock at $.01 per share through February 2007                                                 1,000              1,000

CRC Holdings, Corp.                                                    June 1997
  -35,000 shares of common stock                                                             3,199,000          3,199,000
  -12% subordinated promissory note                                                            959,700            959,700

Drypers Corporation (NASDAQ - DYPR)                                    July 1991
  -1,096,892 shares of common stock                                                          6,400,132          6,705,718
  -25,000 shares of 7.5% convertible preferred stock                                         2,500,000         15,283,452
  -Warrants to buy up to 10,990 shares of common
   stock at $2.41 per share through June 1998                                                       --             30,216

Garden Ridge Corporation (NASDAQ - GRDG)                               July 1992
  -474,942 shares of common stock                                                              685,030          6,737,646

Healthcare Technology Delivery, Inc.                                   April 1997
  -9,000 shares of common stock                                                               50,000             50,000

Hot & Cool Holdings, Inc.                                             March 1996
  -9% increasing rate subordinated
   promissory note                                                                           1,300,000          1,300,000
  -10% subordinated note                                                                     1,500,000          1,500,000
  -Warrants to buy up to 14,942 shares of common
    stock at $.01 per share through March 2006                                                      --            280,000

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                       STATEMENTS OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1997
                                  (Unaudited)
                                  (Continued)

                                                                    Date of
                      Portfolio Company                         Initial Investment      Cost          Fair Value
                      -----------------                         ------------------      ----          ----------
J & J Rental Service, Inc.                                         July 1997
  -10% subordinated promissory note                                                  $2,000,000        $2,000,000
  -Warrants to buy 22,500 and 10,715 shares
    of common stock for $.0129 and $.01 per
    share, respectively, through June 2007                                                    -                 -
  -Warrants to buy 22,500 and 10,715 shares of
    J & J Realty, Inc. common stock for $.0129 and
    $.01 per share, respectively, through June 2007                                           -                 -

NCI Building Systems, Inc. (NASDAQ - BLDG)                        April 1989
  -100,000 shares of common stock                                                       159,784         3,600,000

Paracelsus Healthcare Corporation (NYSE - PLS)                   December 1990
  -1,263,058 shares of common stock                                                   5,278,748         8,205,844

Raytel Medical Corporation (NASDAQ - RTEL)                        August 1997
  -33,073 shares of common stock                                                        330,730           378,851

Restaurant Development Group, Inc.                                 June 1987
  -610,909 shares of Class A common stock                                             2,891,156           800,000
  -Warrants to buy up to 62,500  shares of
   common stock at $3 per share through
   April 1998                                                                                 -                 -

Sovereign Business Forms, Inc.                                    August 1996
  -11,990 shares of preferred stock                                                   1,199,000         1,199,000
  -15% promissory note                                                                  550,000           550,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006                                                 -                 -

Stephen L. LaFrance Holdings, Inc.                              September 1997
  -2,498,452 shares of preferred stock                                                2,498,452         2,498,452
  -Warrant to buy 269 shares of common stock
    for $.01 per share through September 2007                                                 -                 -

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                       STATEMENTS OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1997
                                  (Unaudited)
                                  (Continued)

                                                                 Date of
                     Portfolio Company                       Initial Investment       Cost            Fair Value
                     -----------------                       ------------------       ----            ----------
Strategic Holdings, Inc.                                     September 1995
  -3,089,751 shares of common stock                                                $ 3,088,389         $ 3,088,389
  -3,822,157 shares of Series B preferred stock                                      3,820,624           3,820,624
  -Warrants to buy 225,000 and 100,000 shares of
    common stock at $0.4643 and $1.50 per share,
    respectively, through August 2005                                                        -             100,000
  -1,000 shares of SMIP, Inc. common stock                                             150,000             150,000
  -15% promissory note of SMIP, Inc.                                                   175,000             175,000

Summit/DPC Partners, L.P.                                     October 1995
  -36.11% limited partnership interest                                               2,600,000           2,600,000

Texrock Radio, Inc.                                             July 1997
  -10% promissory note                                                                 376,127             376,127

Travis International, Inc.                                    December 1986
  -66,784 shares of common stock                                                       534,589           1,502,640
  -104,500 shares of Class A common stock                                               25,701           2,351,250

Triad Medical Inc.                                             April 1997
  (formerly Avian Healthcare Corporation)
  -449,213 shares of common stock                                                      300,000             300,000
  -Prime + 1/2% promissory note                                                      1,116,728           1,116,728

VRPI Spin Off, Inc.                                           January 1988
  -100 shares of common stock                                                          250,000             300,000
  -10% secured promissory note                                                       2,672,349           2,672,349
  -12% secured promissory note                                                       1,050,000           1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation                                                              25,000              20,000

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                       STATEMENTS OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1997
                                  (Unaudited)
                                  (Continued)

                                                             Date of
                   Portfolio Company                     Initial Investment      Cost            Fair Value
                   -----------------                     ------------------      ----            ----------
WMW Industries, Inc.                                      October 1989
  (formerly Williams & Mettle Co.)
  -530,035 shares of common stock                                             $ 1,024,309         $ 1,360,469
  -12% subordinated promissory note                                               893,883             893,883
  -Junior participation in prime + 1.5% note                                    1,012,576           1,012,576
  -Warrant to buy 72,672 shares of common stock
   at $0.01 per share through December 1999                                            -              186,531
                                                                              -----------       -------------
     Total                                                                    $78,772,913       $ 156,966,966
                                                                              ============      =============

       Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

       In connection with the investments in Allied Waste Industries, Inc., American Residential Services, Inc., Atlas Acquisition, Inc., Brazos Sportswear, Inc., Coach USA, Inc., CRC Holdings, Corp., Drypers Corporation, Healthcare Technology Delivery, Inc., Hot & Cool Holdings, Inc., Paracelsus Healthcare Corporation, Sovereign Business Forms, Inc., Strategic Holdings, Inc. and Triad Medical Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

       As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in A.C. Liquidating Corporation, Atlas Acquisition, Inc., Brazos Sportswear, Inc., Container Acquisition, Inc., CRC Holdings, Corp., Drypers Corporation, Restaurant Development Group, Inc., Strategic Holdings, Inc., Video Rental of Pennsylvania, Inc. and WMW Industries, Inc. In addition, Healthcare Technology Delivery, Inc. and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at September 30, 1997. Such discounts, shown in the following table, total $17,572,677 or $3.69 per share as of September 30, 1997.

              The accompanying notes are an integral part of these
                              financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                              SEPTEMBER 30, 1997
                                  (Unaudited)
                                  (Continued)

                                                      Discount from
                                                      Market Value
                                                      ------------
                  Allied Waste Industries, Inc.        $ 1,317,952
                  American Residential Services, Inc.      896,590
                  Brazos Sportswear, Inc.                7,692,724
                  Coach USA, Inc.                          129,069
                  Drypers Corporation                    6,591,692
                  Garden Ridge Corporation                 208,381
                  Paracelsus Healthcare Corporation        635,562
                  Raytel Medical Corporation               100,707
                                                       -----------
                        Total discount                 $17,572,677
                                                       ===========

       Income was earned in the amount of $1,570,687 and $1,408,950 for the nine months ended September 30, 1997 and 1996, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Coach USA, Inc., Paracelsus Healthcare Corporation, Raytel Medical Corporation and Summit/DPC Partners, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 90% of the total value of the investments in portfolio companies at September 30, 1997.

              The accompanying notes are an integral part of these
                              financial statements.

                             EQUUS II INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $37,500 is included in the accompanying Statements of Operations for the nine months ended September 30, 1997 and 1996.

      Through March 31, 1997, the Management Company also received or reimbursed a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. The management incentive fee was paid or reimbursed quarterly in arrears. Pursuant to the vote of the stockholders at a special meeting held on April 9, 1997 ("Special Meeting"), the Fund entered into a new management agreement with the Management Company. The only significant change from the previous management agreement was the elimination of incentive fees based on capital gains effective as of April 1, 1997.

      Included in "Deferred management incentive fees" in the accompanying Balance Sheet was $10,784,028 of accrued management incentive fees at December 31, 1996. Such fees were calculated on the unrealized appreciation of investments in portfolio securities, and were to be paid only when such appreciation was realized. However, pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee, which had increased to $11,210,529 at March 31, 1997, was paid on May 15, 1997, by the issuance to the Management Company of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997. Deferred management incentive fee expense for the nine months ended September 30, 1997 and 1996 totaled $426,501 and $5,926,301, respectively. The deferred management incentive fee was reflected as an expense of the Fund when there was an increase in the Fund's unrealized appreciation of portfolio securities and was reflected as a reduction in expense to the Fund when there was a decrease in the Fund's appreciation of portfolio securities. At December 31, 1996, $125,135 of incentive fees to be reimbursed by the Management Company to the Fund are netted in "Due to Management Company" against $516,117 of management fees due to the Management Company.

      The Management Company is controlled by a privately-owned corporation.

      As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund will be granted incentive stock options to purchase shares of the Fund's stock from time to time. See Note 10. Certain officers and directors of the Fund serve as directors of Portfolio Companies, and receive and retain fees in consideration for such service.

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Interim Financial Statements - The financial statements included herein have been prepared without audit and include all adjustments which management considers necessary for fair presentation.

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, $160,566,966 (including $101,601,922 in publicly-traded securities, net of a $17,572,677 Valuation Discount) and $107,604,488 (including $58,079,167 in publicly-traded securities, net of a $15,599,614 Valuation Discount) at September 30, 1997 and December 31, 1996, respectively, the Management Company's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had net investment losses for tax purposes for the nine months ended September 30, 1997 and 1996, and therefore has no net investment income to distribute. The following is a reconciliation of the difference in the Fund's net realized capital gain on the sale of portfolio securities for book and tax purposes for the nine months ended September 30, 1997 and 1996, respectively.

                                                  1997             1996
                                               -----------      -----------
      Net realized gain on sale of portfolio
        securities, book                       $ 4,812,355      $ 3,370,681
      Management incentive fee                  (7,530,385)      (1,183,146)
                                               -----------      -----------
      Net realized gain (loss) on sale of
        portfolio securities, tax              $(2,718,030)     $ 2,187,535
                                               ===========      ===========

(5)   DIVIDENDS

      The Fund declared no dividends during the nine months ended September 30, 1997 and 1996. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made by the Fund either in the form of a cash distribution or a stock dividend. The Fund has not adopted any set policy concerning whether dividends will be paid only in cash, or in stock or cash by specific election. If the Fund does not have available cash to pay the minimum dividends, it may borrow the required funds or sell some of its portfolio investments.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts earning interest at rates ranging from 3.50% to 4.84% at September 30, 1997. Substantially all of the Fund's temporary cash investments were invested at NationsBank of Texas, N.A. at September 30, 1997 and December 31, 1996.

(7)   PORTFOLIO SECURITIES

      During the nine months ended September 30, 1997, the Fund invested $19,161,738 in nine new companies and made follow-on investments of $4,722,046 in six portfolio companies, including $991,962 in accrued interest and dividends received in the form of additional portfolio securities and $330,730 in securities received upon the sale of securities of another portfolio company. In addition, the Fund realized a net capital gain of $4,812,355 during the nine months ended September 30, 1997.

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

(8)   DEFERRED REORGANIZATION COSTS

      The Fund paid $117,300 in expenses related to the formation of the Fund and was amortized over 5 years. Accumulated amortization of such expenses totaled $117,300 and $105,570 at September 30, 1997 and December 31, 1996, respectively.

(9)   NOTES PAYABLE TO BANK

      The Fund has a $150,000,000 line of credit promissory note with NationsBank of Texas, N.A., with interest payable at 1% over the rate earned in its money market account. The Fund had $85,000,000 and $65,000,000 outstanding on such note at September 30, 1997 and December 31, 1996, that was secured by $85,000,000 and $65,000,000 of the Fund's temporary cash investments. The Fund paid a $50,000 commitment fee in 1996, which was capitalized and was amortized over the commitment period. The note originally matured on April 4, 1997. On March 28, 1997, the note was extended to April 1, 1998, and in April 1997, the Fund paid a $75,000 commitment fee in connection with such extension which was capitalized and is being amortized over the commitment period.

      The Fund has a $30,000,000 revolving line of credit with NationsBank of Texas, N.A. that expires on April 1, 1998. The Fund had $2,300,000 and $300,000 outstanding under such line of credit at September 30, 1997 and December 31, 1996, respectively, which is secured by the Fund's investments in portfolio securities. The Fund paid a $20,000 commitment fee in connection with such loan which was capitalized and was amortized over the commitment period which ended April 4, 1997. The outstanding balance on the loan bears interest at prime + 1/4% to 3/4%. The fund also pays 1/4% interest on the unused portion of the line of credit.

      The average daily balances outstanding on the Fund's notes payable during the nine months ended September 30, 1997 and 1996, were $4,508,681 and $7,215,345, respectively.

(10)  STOCK OPTION PLAN

      The Fund held a special meeting of shareholders on April 9, 1997. At the meeting, shareholders approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. Implementation of this plan was subject to the receipt of an exemptive order from the Securities and Exchange Commission ("SEC"), which was received on May 8, 1997. On May 9, 1997, the Compensation committee of the Board of Directors of the Fund issued options to the officers of the Fund to buy up to 830,136 shares of the Fund's common stock at $17 per share. On July 1, 1997, the Compensation Committee issued options to the officers of the Fund to buy up to 66,995 shares of the Fund's common stock at $21.3125 per share.

      Under the 1997 Stock Incentive Option Plan, options to purchase 897,131 shares of the Fund's common stock at prices ranging $17 to $21.3125 per share were outstanding at September 30, 1997. Options to purchase 364,381 shares of common stock were exercisable at September 30, 1997 or within 60 days thereafter. During the nine months ended September 30, 1997, no options were exercised. Outstanding options expire in May 2007 and July 2007. If all options granted, were exercised as of September 30, 1997, there would have been dilution of net assets per share of approximately $1.74 per share, or 5.4%, arising from such exercise.

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund be granted a incentive stock option to purchase 5,000 shares of the Fund's common stock. In addition, beginning with the 1998 annual meeting of shareholders, each director who is not an officer of the Fund will, on the first business day following the annual meeting, be granted a nonqualified stock option to purchase 2,000 shares of the Fund's common stock. The initial 30,000 options were issued upon the approval of such provisions by the SEC, which was received on November 4, 1997.

(11)  RIGHTS OFFERING

      On March 5, 1996, the Fund filed a registration statement with the Securities and Exchange Commission for a rights offering. Under the rights offering, the Fund issued each shareholder or record as of April 10, 1996, one right for each share owned. One share of common stock could be acquired for every three rights. The exercise price for shares in the rights offering was $12.75 per share, a 19.7% discount from the market price on April 10, 1996. On May 8, 1996, the Fund completed its rights offering, which was over-subscribed. The Fund issued a total of 1,046,191 shares at $12.75 per share and raised $13,112,953, net of $225,982 in expenses. The proceeds from the rights offering were used to repay debt and to fund the commitments the Fund had made for new and follow-on investments.

(12)  COMMITMENTS AND CONTINGENCIES

      The Fund has made commitments to invest, under certain circumstances, up to an additional $565,500 in GCS RE, Inc., $700,000 in Hot & Cool Holdings, Inc., $2,250,000 in Sovereign Business Forms, Inc., $3,250,000 in Texrock Radio, Inc. and $1,083,272 in Triad Medical Inc. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment. In addition, the Fund has committed to invest up to $10,250,000 in three new companies.

      On April 1, 1996, two stockholders of the Fund filed an action in federal district court in Houston, Texas against the directors of the Fund, the Management Company, and the Fund. In essence, their suit alleged that by approving the rights offering which was announced in March 1996, the Management Company and the directors of the Fund violated their fiduciary duties to the Fund's stockholders under the Investment Company Act of 1940 and Delaware common law. They also alleged that the Management Company aided and abetted these breaches of fiduciary duty. The plaintiffs moved the court to certify their suit as a class action on behalf of all stockholders of the Fund. The court dismissed their suit in December 1996, but the plaintiffs have made substantially similar claims in an amended shareholder derivative action which they filed in January 1997. The plaintiffs have not specified the amount of any damages in either suit. The plaintiffs have not yet made any demand on the Fund that its directors take action regarding their derivative suit. In any event, management of the Fund believes that the ultimate resolution of the plaintiffs' claims will not have a material adverse effect on the Fund's financial position or results of operations. During the nine months ended September 30, 1997 and the year ended December 31, 1996, the Fund incurred $44,797 and $92,336, respectively, in legal expenses related to such action.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(13)  SUBSEQUENT EVENTS

      Subsequent to September 30, 1997, the Fund repaid a net $85,800,000 of notes payable to the bank.

      In October 1997, the Fund, in connection with its commitments in Note 12 also, advanced an additional $374,186 under a 10% promissory note to Texrock Radio, Inc., in connection with a pending investment in the radio industry.

      On October 24, 1997, the Fund, exercised its warrants to buy 33,215 shares of common stock of J & J Rental Services, Inc. ("J & J") for $397. J & J was then merged into United Rentals, Inc., and the Fund received a contingent payment obligation of up to approximately $840,000 and stock valued at approximately $975,000 from the merged companies. In addition, the Fund received payment in full of its $2,000,000 subordinated promissory note to J & J.

      On October 17, 1997, the Fund, in connection with its commitment in Note 12 above, deposited $644,700 into an escrow account in connection with its pending investment in Tulsa Industries, Inc., a manufacturer of equipment for the oil and gas industry.

      In October 1997, the Fund, in connection with its commitment in Note 12 above, made additional investments by advancing $250,000 and $200,000 to Sovereign Business Forms, Inc. and Hot & Cool Holdings, Inc., respectively, under subordinated promissory notes.

      In October 1997, the Fund received $501,548, which was included in Accounts receivable at September 30, 1997. Such receivable represented an advance to a co-investor in the Steven L. LaFrance Holdings, Inc.
investment.

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

      At September 30, 1997, the Fund had $156,966,966 of its assets invested in portfolio securities of 27 companies, and has committed to invest up to an additional $7,848,772 in five of such companies and $10,250,000 in three new companies under certain conditions. Management believes current temporary cash investments, anticipated future investment income, proceeds from borrowings and proceeds from the sale of existing portfolio securities are sufficient to finance these commitments. At September 30, 1997, the Fund had $2,300,000 outstanding on a $30,000,000 revolving line of credit loan from a bank.

      Net cash used by operating activities was $380,642 and $2,045,109 for the nine months ended September 30, 1997 and 1996, respectively. An increase in interest and dividends received from portfolio companies in 1997 accounted for the majority of the decrease in cash used by operating activities.

      At September 30, 1997, the Fund had $85,456,678 of its total assets of $243,394,568 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $85,000,000 from a $150,000,000 revolving line of credit with a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on October 1, 1997.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment loss after all expenses amounted to $615,985 and $7,269,127 for the nine months ended September 30, 1997 and 1996, respectively. The large net investment loss in 1996 was primarily attributable to the accrual of $1,183,146 in management incentive fees related to the realized gains from the sales of portfolio securities of $3,370,681 and $5,926,301 in deferred management incentive fees related to the increase in the net unrealized appreciation of portfolio securities of $32,176,557 in 1996. Income from portfolio securities increased to $3,198,372 in 1997 as compared to $2,175,097 in 1996, due to the increase in dividend income received and amounts invested in interest-bearing portfolio securities during 1997 as compared to 1996.

      Professional fees increased from $174,042 during the nine months ended September 30, 1996, to $356,575 during the nine months ended September 30, 1997, and Mailing, printing and other expenses increased from $101,657 during the nine months ended September 30, 1996, to $183,836 during the nine months ended September 30, 1997. Such increases were primarily due to the costs associated with the Special Meeting of Stockholders held on April 9, 1997. The costs included the independent third party appraisal of the Fund's investments in portfolio securities and the printing and mailing of the proxy as well as the amended proxy.

      Interest expense decreased to $415,495 in 1997 as compared to $526,722 in 1996, due to the decrease of the average daily balances outstanding on the lines of credit to $4,508,681 for the nine months ended September 30, 1997, from $7,215,345 in 1996.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $2,072,441 and $1,332,137 for the nine months ended September 30, 1997 and 1996, respectively. The increase in 1997 is due to the $40,718,959 increase in net assets from operations during the nine months ended September 30, 1997 and the $11,210,529 increase in net assets from the issuance of common stock in payment of the deferred management incentive fee.

      The Management Company also received or reimbursed a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $55,824 and $1,183,146 were accrued during the nine months ended September 30, 1997 and 1996, respectively. Deferred management incentive fee expense for the nine months ended September 30, 1997 and 1996 totaled $426,501 and $5,926,301, respectively. Pursuant to the vote of the stockholders at a special meeting held on April 9, 1997 ("Special Meeting"), the Fund entered into a new management agreement with the Management Company which eliminated incentive fees based on capital gains. The deferred management incentive fee was reflected as an expense of the Fund when there was an increase in the Fund's unrealized appreciation of portfolio securities and was reflected as a reduction in expense to the Fund when there was a decrease in the Fund's appreciation of the portfolio securities. The deferred management incentive fees were not paid until such appreciation was realized. However, pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee of $11,210,529 at March 31, 1997, was paid on May 15, 1997 by the issuance of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the nine months ended September 30, 1997 the Fund had net realized gains of $4,812,355 from the sale of investments in three portfolio companies. The Fund sold 116,865 shares of Allied Waste Industries, Inc. ("AWIN") for $1,600,678 realizing a net capital gain of $990,210, sold 96,035 shares of American Residential Services, Inc. for $2,186,926 realizing a net capital gain of $2,130,098, sold its investment in Industrial Equipment Rental, Inc. for $6,646,244 realizing a net capital gain of $4,279,544, sold its investment in Midway Airlines for $271,000 realizing a net capital loss of $3,943,226, and sold its investment in David's Supermarkets for $5,546,800 realizing a net capital gain of $1,477,350. In August 1997, the Fund sold its investment in Cardiovascular Ventures, Inc. to Raytel Medical Corporation ("Raytel") receiving cash proceeds of $2,170,891 and 33,073 shares of common stock, valued at $330,730, of Raytel. The Fund recognized a capital loss of $121,621 on such sale.

      During the nine months ended September 30, 1996, the Fund realized net capital gains of $3,370,681 from the sale or disposition of securities of six portfolio companies. The Fund sold 233,044 shares of AWIN common stock for $1,563,678, realizing a capital gain of $461,919, exchanged 25,571 shares of Enterprises Holding Company preferred stock for $1,173,598 in cash and 238,933 shares of American Residential Services, Inc. common stock, realizing a capital gain of $1,173,598, sold 96,000 shares of Garden Ridge Corporation common stock, realizing a capital gain of $4,343,372, sold 32,789 shares of Tech-Sym Corporation for $1,029,901, realizing a capital gain of $911,656 and exchanged $5,083,083 of notes receivable from Yellow Cab Service Corporation and $63,601 in cash for 71,440 shares of Coach USA, Inc. common stock, valued at $1,714,560, realizing a capital loss of $3,432,124. In addition, the Fund realized a capital loss of $87,740 on its investment in Sports & Leisure, Inc., which filed for Chapter 11 bankruptcy during February 1996.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation of investments increased $36,522,589 during the nine months ended September 30, 1997, from $41,671,464 to $78,194,053. Such net increase resulted from increases in the estimated fair value of securities of thirteen of the Fund's portfolio companies aggregating $40,297,383, a decrease in the estimated fair value of securities of two portfolio companies of $4,385,495 and the transfer of $610,701 in net unrealized depreciation to net realized losses.

      Net unrealized appreciation of investments increased $32,176,557 during the nine months ended September 30, 1996, from $7,975,268 to $40,151,825. Such net increase resulted from increases in the estimated fair value of securities of ten of the Fund's portfolio companies aggregating $35,323,661, the decrease in the estimated fair value of the securities of three of the Fund's portfolio companies aggregating $3,433,992 and the transfer of $286,888 in net unrealized depreciation to net realized gains from the sale of investments in three companies.

DIVIDENDS

      The Fund declared no dividends during the nine months ended September 30, 1997 and 1996.

PORTFOLIO INVESTMENTS

      During the nine months ended September 30, 1997, the Fund invested $19,161,738 in nine new companies and made follow-on investments of $4,722,046 in six portfolio companies, including $991,962 in accrued interest and dividends received in the form of additional portfolio securities and the $330,730 in Raytel stock received from the sale of Cardiovascular Ventures, Inc. discussed above. In addition, the Fund realized a net capital gain of $4,812,355 during the nine months ended September 30, 1997.

      In January 1997, the Fund rolled its $763,747, 12% subordinated promissory note along with $130,136 of accrued interest due from WMW Industries, Inc. into a new $893,883, 12% subordinated promissory note.

      In February 1997, the Fund acquired 1,370,000 shares of common stock and 45,100 shares of preferred stock of Container Acquisition, Inc. ("CAI") for $1,370,000 and $4,510,000, respectively. In addition, the Fund paid $1,000 for warrants to buy 370,588 shares of common stock for $.01 per share through February 2007. CAI is a logistics and maintenance services company serving owners of international shipping containers. Through September 30, 1997, the Fund received an additional 2,690 shares of preferred stock of CAI in payment for $269,000 of dividends on the preferred stock.

      In February 1997, the Fund acquired an additional 3,500 shares of preferred stock of Sovereign Business Forms, Inc. ("Sovereign") for $350,000, which allowed Sovereign to acquire its third company in the business forms manufacturing business. In August 1997, the Fund received an additional 990 shares of Sovereign preferred stock in payment of $99,000 in dividends.

      In March 1997, the Fund acquired 1,030,000 shares of Series B3 preferred stock of BSI Holdings, Inc. ("BSI") for $1,030,000, and received warrants to acquire 18,540 shares of BSI common stock for $50 per share. Such investment allowed BSI to complete its merger into Sun Sportswear, Inc., a publicly traded company. In conjunction with the merger of BSI into Sun, the combined company was renamed Brazos Sportswear, Inc. ("Brazos") and trades on the NASDAQ National Market under the symbol BRZS. In exchange for each share of common stock of BSI, the Fund received 7.5824504 shares of Brazos common stock, its preferred stocks of BSI were exchanged for similar preferred stocks of Brazos, and its warrants were adjusted to reflect the exchange ratio used in the merger. In addition, through September 30, 1997, the Fund has received an additional 334,387, 113,720 and 45,719 shares of Series B1, B2 and B3 preferred stock, respectively, in payment of $493,826 in dividends on the preferred stock.

      In March 1997, the Fund advanced $250,000 to Hot & Cool Holdings, Inc. in exchange for a 10% subordinated promissory note to allow Hot & Cool to acquire additional equipment. In April 1997, the Fund advanced $850,000 to Hot & Cool Holdings, Inc. in the form of a 10% promissory note and received warrants to buy 8,729 shares of Hot & Cool Holdings, Inc. common stock for $27.28 per share.

      In April 1997, the Fund advanced $1,250,000 to Cardiovascular Ventures, Inc. in the form of a 10% promissory note and invested $84 in warrants to buy 83,956 shares of Cardiovascular Ventures,

Inc. ("CVI") common stock for $3 per share. Such note was repaid in conjunction with the sale of CVI in August 1997.

      In April 1997, the Fund acquired 9,000 shares of common stock and 4,500 shares of 8% preferred stock of Healthcare Technology Delivery, Inc. ("HTD") for $50,000 and $450,000, respectively. HTD was formed to acquire FutureTech, Inc. and Medical Companies Alliance, Inc. In addition, the Fund acquired 300,000 shares of convertible preferred stock of Triad Medical Inc. ("Triad") for $300,000 and advanced $1,116,728 to Triad under a $2,200,000 prime + 1/2%
promissory note. Such preferred stock was converted in September 1997 into 449,213 shares of common stock of Triad. Triad was formed to create a national leader in the contract sales and distribution of specialty medical products designed for the hospital and alternate site health care markets, including sub-acute care facilities, home care companies and specialty physician groups. Triad filed a registration statement in conjunction with the initial public offering of its common stock on September 11, 1997.

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

      In July 1997, the Fund invested $2,000,000 in a 10% subordinated promissory note of J & J Rental Services, Inc. Pursuant to such investment, the Fund received warrants to buy 22,500 and 10,715 shares of J & J Rental Services, Inc. common stock for $.0129 and $.01 per share, respectively, through June 30, 2007. J & J Rental Services, Inc. is an industrial and construction equipment rental business. In addition, the Fund received warrants to buy 22,500 and 10,715 shares of J & J Realty, Inc. common stock for $.0129 and $.01 per share respectively, through June 30, 2007. J & J Realty, Inc. owns the real estate on which J & J Rental Services, Inc. operates.

      In the third quarter of 1997, the Fund advanced $376,127 shares under a 10% promissory note to Texrock Radio, Inc., in connection with a pending investment in the radio industry.

      In September 1997, the fund acquired 2,498,452 shares of preferred stock of Stephen L. LaFrance Holdings, Inc. ("LaFrance") for $2,498,452 and warrants to buy up to 269 shares of LaFrance common stock for $.01 per share through September 30, 2007. LaFrance owns and operates 68 retail drug stores in a 6 state area.

      During the nine months ended September 30, 1996, the Fund invested $9,800,000 in three new Portfolio Companies and made follow-on investments in nine portfolio companies of $9,407,665, including $435,679 in accrued interest and dividends received in the form of additional portfolio securities and $750,000 of common stock received through the net exercise of common stock warrants.

      Of the companies in which the Fund has investments at September 30, 1997, only Allied Waste Industries, Inc., American Residential Services, Inc., Brazos Sportswear, Inc., Coach USA, Inc., Drypers Corporation, Garden Ridge Corporation, NCI Building Systems, Inc. and Paracelsus Healthcare Corporation, Inc. and Raytel Medical Corporation are publicly held. Travis International, Inc. and Triad Medical Inc. have filed registration statements to offer their common stock to the public. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

SUBSEQUENT EVENTS

      Subsequent to September 30, 1997, the Fund repaid a net $85,800,000 of notes payable to the bank.

      In October 1997, the Fund, advanced an additional $374,186 under a 10% promissory note to Texrock Radio, Inc., in connection with a pending investment in the radio industry.

      On October 24, 1997, the Fund exercised its warrants to buy 33,215 shares of common stock of J & J Rental Services, Inc. ("J & J") for $397. J & J was then merged into United Rentals, Inc., and the Fund received a contingent payment obligation of up to approximately $840,000 and stock values at approximately $975,000 from the merged companies. In addition, the Fund received payment in full of its $2,000,000 subordinated promissory note to J & J.

      On October 17, 1997, the Fund deposited $644,700 into an escrow account in connection with its pending investment in Tulsa Industries, Inc., a manufacturer of equipment for the oil and gas industry.

      In October 1997, the Fund made additional investments by advancing $250,000 and $200,000 to Sovereign Business Forms, Inc. and Hot & Cool Holdings, Inc., respectively, under subordinated promissory notes.

      In October 1997, the Fund received $501,548, which was included in Accounts receivable at September 30, 1997. Such receivable represented an advance to a co-investor in the Steven L. LaFrance Holdings, Inc.
investment.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K

            (a)   Exhibits

            10.   Material Contracts

                  None

            (b)   REPORTS ON FORM 8 - K

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

Date:  November 13, 1997