Form 10-K
period 1997-12-31
EQUUS II INC
filed 1998-02-25
CIK 878932

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
      Title of each class                               on which registered
      -------------------                               -------------------
         COMMON STOCK                                 AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $109,950,260, computed on the basis of $25.75 per share, closing price of the common stock on the American Stock Exchange, Inc. on February 23, 1998. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 4,828,492 shares of the registrant's common stock, $.001 par value, outstanding as of February 23, 1998. The net asset value of a share at December 31, 1997 was $29.92.

Documents incorporated by reference: Proxy Statement for 1998 Annual Meeting of Stockholders is incorporated by reference in Part III.

                              TABLE OF CONTENTS
                                                                            PAGE

PART I

 Item 1.  Business .......................................................   1
 Item 2.  Properties ...................................................... 17
 Item 3.  Legal Proceedings ............................................... 17
 Item 4.  Submission of Matters to a Vote of Security Holders ............. 17


PART II

 Item 5.  Market  for  Registrant's  Common  Equity  and  Related
            Stockholder Matters ........................................... 17
 Item 6.  Selected Financial Data ......................................... 19
 Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................... 20
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk ....... 26
 Item 8.  Financial Statements and Supplementary Data...................... 27
 Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ........................... 49

PART III

 Item 10. Directors and Executive Officers of the Registrant .............. 49
 Item 11. Executive Compensation........................................... 49
 Item 12. Security Ownership of Certain Beneficial Owners and Management .. 49
 Item 13. Certain Relationships and Related Transactions .................. 49
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 49

ITEM 1. BUSINESS.

      Equus II Incorporated (the "Fund") is a Delaware corporation that seeks to achieve capital appreciation principally by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies ("Portfolio Companies"). The Fund seeks to invest primarily in companies which intend to acquire other businesses, including leveraged buyouts. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund's investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of investments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940 (the "Investment Company Act").

      On June 30, 1993, Equus Investments Incorporated ("EQI"), a Delaware corporation and business development company was merged with and into the Fund. Pursuant to the Agreement and Plan of Merger dated March 26, 1993, as amended, (the "Merger"), all outstanding shares of EQI were converted into 0.54 of a share of the Fund's common stock. The Fund issued 1,147,137 shares of common stock, net of 130 shares redeemed in lieu of fractional shares, in connection with the Merger. The Merger of EQI into the Fund was recorded as a "pooling of interests" for financial statement reporting purposes. Accordingly, the financial information of the Fund included elsewhere herein were restated to include the selected per share data and ratios for the year ended December 31, 1993.

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

      The Management Company, its officers and directors and the officers of the Fund are collectively referred to herein as "Management". The Fund's principal office is located at 2929 Allen Parkway, Suite 2500, Houston, Texas 77019-2120, and the telephone number is (713) 529-0900.

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

      The enterprise value of a Portfolio Company typically ranges from $15,000,000 to $75,000,000, at the time of the Fund's initial investment. The Fund's initial investment in a Portfolio Company typically ranges from $2,000,000 to $8,000,000, depending on the investment. The balance of the purchase price of a Portfolio Company is supplied by debt financing and other equity investors, if necessary.

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

INVESTMENT OPERATIONS

      The investment operations of the Fund consist principally of the following basic activities:

      IDENTIFYING INVESTMENTS. Investment opportunities are identified for the Fund by the Management Company and their respective officers and directors. Investment proposals may, however, come to the Fund from many other sources, and may include unsolicited proposals from the public and referrals from banks, lawyers, accountants and members of the financial community. Subject to the approval of the Board of Directors, the Fund may pay such persons (including affiliates of Management other than directors, officers and employees of the Management Company) finder's fees to the extent permissible under applicable law and consistent with industry practice.

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

CURRENT PORTFOLIO COMPANIES

      The following is a description of the Fund's investments in its 29 Portfolio Companies at December 31, 1997.

      A. C. LIQUIDATING CORPORATION

      A. C. Liquidating Corporation ("ACL"), Houston, Texas, has disposed of its operating businesses and currently holds two parcels of real estate. ACL is offering the real estate for sale and intends to distribute the net proceeds from such sale and its remaining cash, if any, to its shareholders as soon as possible. At December 31, 1997, the Fund's investment in ACL consisted of $188,014 in 10% secured promissory notes which was recorded at no value. Investments held by the Fund represents no equity interest in ACL. Mr. Lehmann, President of the Fund, serves as a director of ACL.

      ALLIED WASTE INDUSTRIES, INC. (NASDAQ:  AWIN)

      Allied Waste Industries, Inc. ("Allied"), Scottsdale, Arizona, is a vertically integrated solid waste management company providing non-hazardous waste collection, transfer, recycling and disposable services to residential, municipal and commercial customers. At December 31, 1997, the Fund's investment in Allied, valued at $26,420,415 with a cost of $4,037,572, consisted of 1,100,000 shares of common stock valued at an average of $22.61 per share, and a warrant to buy up to 125,000 shares of common stock at $5.00 per share. The December 31, 1997 closing price of Allied's common stock on the NASDAQ National Market was $23.31 per share. Due to restrictions on the Fund's ability to sell a portion of the common stock and warrants, the aggregate value recorded by the Fund was $1,512,398 less than the aggregate value based on the market price at December 31, 1997. The Fund's investment in Allied represents an approximate 1% fully-diluted equity interest in Allied. Mr. Lehmann serves on Allied's Board of Directors.

      AMERICAN RESIDENTIAL SERVICES, INC. (NYSE: ARS)

      American Residential Services, Inc. ("ARS"), Houston, Texas, operates businesses which provide heating and air conditioning, plumbing and electrical installation and repair services. The December 31, 1997 closing price of ARS common stock on the New York Stock Exchange was $15.63 per share. At December 31, 1997, the Fund's investment in ARS, valued at $14,395,793 with a cost of $3,000,272, consisted of 1,125,000 shares of restricted common stock valued at an average of $12.80 per share, and warrants to buy up to 100,000 shares of common stock at $15 per share. Due to restrictions on the Fund's ability to sell the common stock and warrants, the aggregate value recorded by the Fund was $3,244,832 less than the aggregate value based on the market price at December 31, 1997. The Fund's investment in ARS represents an approximate 8% fully-diluted equity interest in ARS. Mr. Lehmann and Mr. Hale, a Vice President of the Fund, serve as directors of ARS.

      ATLAS ACQUISITION, INC.

      Atlas Acquisition, Inc. ("Atlas"), Atlanta, Georgia, acquired the operations of a 68-year old distributor of "Atlas" branded tires, batteries and accessories sold primarily to the auto repair and full service gas station markets. At December 31, 1997, the Fund's investment in Atlas, valued at its original cost of $2,000,000, consisted of 32,000 shares of common stock and 19,680 shares of preferred stock. The Fund has committed to invest up to an additional $850,000 in Atlas under certain conditions. The Fund's investment in Atlas represents an approximate 32% fully-diluted equity interest. Mr. Hale serves on the Board of Directors of Atlas.

      BRAZOS SPORTSWEAR, INC., AND RELATED ENTITIES (NASDAQ: BRZS)

      Brazos Sportswear, Inc. ("BRZS"), Batavia, Ohio, designs, sources, prints and markets moderately-priced sportswear, including sportswear featuring various licensed character images. BRZS sells products to over 12,000 customers, including Wal-Mart, Target and JC Penney. The December 31, 1997 closing price of BRZS's common stock on the NASDAQ National Market was $7.50 per share. At December 31, 1997, the Fund's investment in BRZS, valued at $16,917,617 with a cost of $7,709,586, consisted of 2,160,308 shares of common stock valued at an average of $4.88 per share, 3,940,779 shares of 8% Series B1 preferred stock, 1,340,210 shares of 8% Series B2 preferred stock, 1,097,410 shares of 8% Series B3 preferred stock and warrants to buy up to 170,839 shares of common stock at prices ranging from $4.62 to $6.59 per share. Due to restrictions on the Fund's ability to sell the common stock and warrants, the aggregate value recorded by the Fund was $5,878,170 less than the aggregate value based on the market price at December 31, 1997. The Fund's investment in BRZS represents an approximate 49% fully-diluted equity interest. Mr. Lehmann and Mr. Hale serve as directors of BRZS.

      GCS RE, Inc. ("GCS"), Houston, Texas, was formed to be a general partner of a real estate partnership, which owns a warehouse that is leased to BRZS. At December 31, 1997, the Fund's investment in GCS consisted of 1,000 shares of common stock that was valued at $300,000, with a cost of $132,910. The Fund owns 100% of the stock of GCS, and GCS owns 50% of the real estate partnership. In addition, the Fund has committed to invest up to an additional $565,500 in GCS, under certain circumstances. Mr. Douglass, Chairman and CEO of the Fund, and Mr. Lehmann serve on the Board of Directors of GCS.

      CARRUTH-DOGGETT INDUSTRIES, INC.

      Carruth-Doggett Industries, Inc. ("CDI"), Houston, Texas, operates five Case Equipment dealerships in the Houston area, which are involved in the sale and rental of new and used equipment, parts and services. Case is the second largest manufacturer of farm equipment in North America and the largest manufacturer of light and medium-sized equipment in the world. At December 31, 1997, the Fund's investment in CDI, valued at $3,750,000, with a cost of $2,250,000, consisted of a $2,250,000, 10% senior subordinated promissory note, a warrant to buy up to 33,333 shares of CDI for $.01 per share and a warrant to buy up to 249 shares of CDE Corp., a sister company of CDI that owns the real property leased by CDI, for $.01 per share. The Fund's investment in CDI represents a 25% fully-diluted equity interest. Mr. Forbes, a Vice President of the Fund, serves on CDI's Board of Directors.

      COACH USA, INC. (NYSE:CUI)

      Coach USA, Inc. ("Coach"), Houston, Texas, is the largest provider of motor coach charter, tour and sight seeing services and one of the largest non-municipal providers of commuter and transit motor coach services in the United States. The December 31, 1997 closing price of Coach's common stock on the NASDAQ National Market was $33.50 per share. At December 31, 1997, the Fund's investment in Coach, valued at $4,650,424 with a cost of $1,863,357, consisted of 143,112 shares of restricted common stock valued at an average of $32.49 per share. Due to restrictions on the Fund's ability to sell the stock, the aggregate value recorded by the Fund was $143,828 less than the aggregate value based on the market price at December 31, 1997. The Fund's investment in Coach represents a less than 1% fully-diluted equity interest in Coach.

      CONTAINER ACQUISITION, INC.

      Container Acquisition, Inc. ("Container"), Houston, Texas, is a logistics and maintenance services company serving owners of international shipping containers. At December 31, 1997, the Fund's investment in Container, valued at its original cost of $6,270,400, consisted of 1,370,000 shares of common stock, 48,994 shares of preferred stock and a warrant to buy 370,588 shares of common stock at $0.01 per share. The Fund's investment in Container represents a 70% fully-diluted equity interest. Mr. Lehmann and Mr. Forbes serve on Container's Board of Directors.

      CRC HOLDINGS, CORP.

      CRC Holdings, Corp. ("CRC"), Houston, Texas, was formed to acquire CRC Evans Pipeline International, Inc. which designs, manufactures and services specialized pipeline construction and automatic welding equipment, which it rents and sells worldwide. At December 31, 1997, the Fund's investment in CRC, valued at its original cost of $4,158,700, consisted of 35,000 shares of common stock and a 12% subordinated promissory note in the amount of $959,700. The Fund's investment in CRC represents an approximate 35% fully-diluted equity interest. Mr. Lehmann and Mr. Forbes serve as directors of CRC.

      DRYPERS CORPORATION (NASDAQ: DYPR)

      Drypers Corporation ("Drypers"), Houston, Texas, manufactures and distributes disposable diapers and baby wipes sold under the trade name Drypers(R). Drypers is believed to be the third leading branded diapeR manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina; Guadalajara, Mexico; Sao Paulo, Brazil and Puerto Rico. The December 31, 1997 closing price of Drypers' common stock on the NASDAQ National Market was $5.88 per share. At December 31, 1997, the Fund's investment in Drypers, valued at $15,654,331 with a cost of $8,926,618, consisted of 1,107,882 shares of restricted common stock and 25,000 shares of 7.5% convertible preferred stock which is convertible into 2,500,000 shares of common stock. The common stock equivalents held by the Fund were valued at an average of $4.34 per share due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $5,541,975. The Fund's investment in Drypers represents an approximate 21% fully-diluted equity interest in Drypers. Mr. Lehmann and Mr. Forbes serve as directors of Drypers.

      EQUICOM, INC. (FORMERLY TEXROCK RADIO, INC.)

      Equicom, Inc. ("Equicom"), Austin, Texas, was formed to acquire radio stations in small to medium sized cities in Texas. At December 31, 1997, Equicom owned and operated five radio stations. At December 31, 1997, the Fund's investment in Equicom, valued at its original cost of $2,777,207, consisted of a 10% promissory note. The Fund has committed to invest up to an additional $9,350,000 in Equicom under certain circumstances. The Fund's investment in Equicom represents no equity interest at December 31, 1997.
Mr. Hale serves on Equicom's Board of Directors.

      GARDEN RIDGE CORPORATION (NASDAQ: GRDG)

      Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates 21 megastores in 10 states and is continuing its expansion into other areas of the United States. The December 31, 1997 closing price of GRDG on the NASDAQ National Market was $14.25 per share. At December 31, 1997, the Fund's investment in GRDG, valued at $6,458,830 with a cost of $685,030, consisted of 474,942 shares of common stock. The stock was valued at an average of $13.60 per share due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $309,094. The Fund's investment in GRDG represents an approximate 3% fully-diluted equity interest in GRDG. Mr. Lehmann serves on GRDG's Board of Directors.

      HEALTHCARE TECHNOLOGY DELIVERY, INC.

      Healthcare Technology Delivery, Inc. ("HTD"), Bessemer, Alabama, represents 10 manufacturers selling medical products within the operating room, anesthesiology, critical care and cardiovascular/vascular markets in the southeastern United States. In addition, HTD sells its proprietary Microvascular Anastomatic System product line used in connection with the mechanical exterior anastomosis of small blood vessels. At December 31, 1997, the Fund's investment in HTD, valued at its original cost of $50,000, consisted of 9,000 shares of common stock. The Fund's investment in HTD represents an approximate 10% fully-diluted equity interest. Mr. Lehmann serves on HTD's Board of Directors.

      HOT & COOL HOLDINGS, INC.

      Hot & Cool Holdings, Inc. ("Hot & Cool"), Laredo, Texas, is a manufacturer and distributor of automotive radiators and other heat transfer products. At December 31, 1997, the Fund's investment in Hot & Cool, valued at $3,780,000 with a cost of $3,500,000, consisted of $1,300,000 in a 9% increasing rate subordinated promissory note, $2,200,000 in 10% subordinated notes, warrants to buy 13,155 shares of common stock for $26 per share and warrants to buy up to 14,942 shares of common stock for $0.01 per share. The Fund has committed to invest up to an additional $500,000 in Hot & Cool under certain circumstances. The Fund's investment represents an approximate 12% fully-diluted equity interest in Hot & Cool. Mr. Lehmann serves on Hot & Cool's Board of Directors.

      NCI BUILDING SYSTEMS, INC. (NASDAQ: BLDG)

      NCI Building Systems, Inc. ("NCI"), Houston, Texas, manufactures and markets metal building systems, components and roll up doors for non-residential users. NCI operates facilities in 8 states. The December 31, 1997 closing price of NCI's common stock on the NASDAQ National Market was $35.50 per share. At December 31, 1997, the Fund's investment in NCI consisted of 100,000 shares of common stock valued at $3,550,000 with a cost of $159,784, which represents an approximate 1% fully-diluted equity interest in NCI. Mr. Forbes serves as a director of NCI.

      ONE ENGINEERING, INC.

      One Engineering, Inc. ("One Engineering"), Houston, Texas, was formed to acquire companies providing diversified engineering services and engineered systems to a broad spectrum of industrial, commercial and institutional clients. At December 31, 1997, the Fund's investment in One Engineering, valued at its original cost of $66,847, consisted of 666.7 shares of common stock and $66,181 outstanding on a $2,500,000, prime + 1/2% promissory note. The Fund has committed to invest up to an additional $2,433,819 in One Engineering under certain circumstances. The Fund's investment in One Engineering represents an approximate 67% fully-diluted equity interest at such date. Mr. Lehmann and Mr. Forbes serve on One Engineering's Board of Directors.

      PARACELSUS HEALTHCARE CORPORATION (NYSE: PLS)

      Paracelsus Healthcare Corporation ("PLS"), Houston, Texas, owns or operates, directly or through hospital partnerships, 28 hospitals and four skilled nursing facilities in 9 states. The December 31, 1997 closing price of PLS's common stock on the New York Stock Exchange was $3.38 per share. At December 31, 1997, the Fund's investment in PLS, valued at $3,958,090 with a cost of $5,278,748, consisted of 1,263,058 shares of common stock. The common stock of PLS was valued by the Fund at an average of $3.13 per share at December 31, 1997, due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $304,731. The Fund's investment in PLS represents an approximate 2% fully-diluted equity interest in PLS.

      RAYTEL MEDICAL CORPORATION (NASDAQ: RTEL)

      Raytel Medical Corporation ("RTEL"), San Mateo, California, is a leading nationwide provider of alternate-site medical service to physicians, hospitals, patients and managed care groups. The closing price of RTEL's common stock on the NASDAQ National Market was $11.63 per share. At December 31, 1997, the Fund's investment in RTEL, valued at $326,803 with a cost of $330,730, consisted of 33,073 shares of common stock. The common stock of RTEL was valued by the Fund at an average of $9.88 per share at December 31, 1997, due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $57,671. The Fund's investment in RTEL represents a less than 1% fully-diluted equity interest.

      RESTAURANT DEVELOPMENT GROUP, INC.

      Restaurant Development Group, Inc. ("RDG"), Houston, Texas, was the South Florida franchisee of Rally's Inc., a drive-through restaurant chain. RDG sold its restaurants to Checkers Drive-in Restaurants, Inc. ("Checkers") in 1994 for common stock of Checkers (NASDAQ: CHKR) and a note receivable. RDG intends to distribute to its shareholders, proceeds from collections on the note receivable in 1998. At December 31, 1997, the Fund's investment in RDG, valued at $700,000 with a cost of $2,891,156, consisted of 610,909 shares of Class A common stock and warrants to buy up to 62,500 shares of common stock for $3.00 per share. The Fund's investment represents a 50% fully-diluted equity interest in RDG. Mr. Douglass and Mr. Lehmann serve on RDG's Board of Directors.

      SOVEREIGN BUSINESS FORMS, INC.

      Sovereign Business Forms, Inc. ("Sovereign"), Houston, Texas, is a manufacturer of wholesale business forms in 4 states. At December 31, 1997, the Fund's investment in Sovereign, valued at its original cost of $1,999,000, consisted of 11,990 shares of preferred stock, $800,000 in 15% promissory notes and warrants to buy up to 551,894 shares of common stock at $1 per share. The Fund has committed to invest up to an additional $2,000,000 in Sovereign under certain circumstances. The Fund's investment represents a 30% fully-diluted equity interest in Sovereign. Mr. Forbes serves on Sovereign's Board of Directors.

      STEPHEN L. LAFRANCE HOLDINGS, INC.

      Stephen L. LaFrance Holdings, Inc. ("LaFrance"), Pine Bluff, Arkansas, owns and operates 98 retail drug stores primarily in Arkansas, Mississippi and Tennessee. At December 31, 1997, the Fund's investment in LaFrance, valued at its original cost of $2,498,452, consisted of 2,498,452 shares of preferred stock and a warrant to buy 269 shares of common stock at $0.01 per share. The Fund's investment in LaFrance represents an approximate 15% fully-diluted equity interest. Mr. Forbes serves on the Board of Directors of LaFrance.

      STRATEGIC HOLDINGS, INC. AND RELATED ENTITY

       Strategic Holdings, Inc. ("SHI"), Houston, Texas, was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc. SHI receives and processes used glass, which is then sold to the container, fiberglass and bead industries as a raw material source. At December 31, 1997, the Fund's investment in SHI was valued at $7,009,013, with a cost of $6,909,013. The Fund's investment in SHI consists of 3,089,751 shares of common stock, 3,822,157 shares of Series B preferred stock, and warrants to buy 225,000 and 100,000 shares of SHI at $0.4643 and $1.50 per share, respectively. Mr. Lehmann and Mr. Hale serve as directors of SHI.

      SMIP, Inc. ("SMIP"), Houston, Texas, was formed to be the general partner of a limited partnership which owns an 18% fully-diluted interest in SHI. Management personnel of Strategic Materials, Inc. are the limited partners of the partnership. At December 31, 1997, the Fund's investment in SMIP was valued at $325,000, its original cost. The Fund's investment in SMIP consists of 1,000 shares of common stock and a $175,000, 15% promissory note. SMIP is wholly-owned by the Fund. Mr. Lehmann and Mr. Hale serve as directors of SMIP.

      The Fund's investments in SHI and SMIP represents an approximate 50% fully-diluted equity interest in SHI.

      SUMMIT/DPC PARTNERS, L. P.

      Summit/DPC Partners, L. P. ("DPC"), Houston, Texas, was formed to invest in DPC Acquisition Corp, which was created to acquire Doane Products Company, which is believed to be the largest manufacturer of private label dry pet food in the United States. At December 31, 1997, the Fund's investment in DPC was valued at $2,600,000, its original cost. The Fund's investment consists of an approximate 36% limited partnership interest in DPC, which in turn owns an approximate 17% fully-diluted interest in DPC Acquisition Corp.

      TRAVIS INTERNATIONAL, INC.

      Travis International, Inc. ("Travis"), Houston, Texas, distributes specialty products for industrial and commercial use, including o-rings, gaskets and sealants, builders' hardware and various other products used in the construction industry. At December 31, 1997, the Fund's investment in Travis, valued at $3,853,890 with a cost of $560,290, consisted of 66,784 shares of common stock and 104,500 shares of Class A common stock, which represents an approximate 15% fully-diluted equity interest in Travis. Mr. Lehmann serves as a director of Travis.

      TRIAD MEDICAL INC.

      Triad Medical Inc. ("Triad"), headquartered in Park City, Utah, was formed to create a leading national distributor of medical products and related services to the healthcare market, principally hospitals and surgical and diagnostic centers. At December 31, 1997, the Fund's investment in Triad, valued at its original cost of $1,951,965, consisted of 449,213 shares of common stock and $1,651,965 outstanding on a $2,200,000, prime + 1/2% promissory note. The Fund has committed to invest up to an additional $548,035 in Triad, under certain circumstances. The Fund's investment in Triad represents an approximate 50% fully-diluted equity interest. Mr. Lehmann serves as a director of Triad.

      TULSA INDUSTRIES, INC.

      Tulsa Industries, Inc. ("Tulsa"), Broken Arrow, Oklahoma, manufactures equipment for the oil and gas industry. At December 31, 1997, the Fund's investment in Tulsa, valued at its original cost of $5,500,000, consisted of 27,500 shares of common stock and 546,615 shares of Series A preferred stock and warrants to buy up to 31,731 shares of common stock for $0.001 per share. The Fund's investment in Tulsa represents an approximate 42% fully-diluted equity interest. Mr. Forbes and Mr. Hale serve on Tulsa's Board of Directors.

      UNITED RENTALS, INC. (NYSE: URI)

      United Rentals, Inc. ("URI"), Greenwich, Connecticut, was formed in September 1997 for the purpose of creating a large, geographically diversified equipment rental company. URI commenced rental operations in October 1997 by acquiring six established equipment rental companies, including J&J Equipment Rental, a Portfolio Company of the Fund. At December 31, 1997, the Fund's investment in URI, valued at $928,200, with a cost of $397, consisted of 62,149 shares of common stock, subject to adjustment. Due to restrictions on the Fund's ability to sell the common stock, the aggregate value recorded by the Fund was $108,023 less than the aggregate value based on the market price at December 31, 1997. The Fund's investment in URI represents a less than 1% fully-diluted equity interest.

      VRPI SPIN OFF, INC. AND RELATED ENTITY

      VRPI Spin Off, Inc. ("VRS"), Houston, Texas, owns the rights to receive over 50% of all general partner distributions from a limited partnership that has franchise rights to operate 12 BLOCKBUSTER(R) Entertainment CorporatioN video cassette stores in the Pittsburgh, Pennsylvania area. At December 31, 1997, the Fund's investment in VRS, valued at its original cost of $250,000, consisted of 100 shares of common stock. VRS is wholly-owned by the Fund. Messrs. Douglass, Lehmann and Dr. Williams, a director of the Fund, serve as directors of VRS and Video Rental of Pennsylvania, Inc. ("VRP"), the managing general partner of the limited partnership.

      Equus Video Corporation ("Video"), Houston, Texas, owns an 80% limited partnership interest in a partnership whose sole general partner is a corporation owned by VRP. The limited partnership operates 8 additional BLOCKBUSTER(R) Entertainment Corporation video cassette stores in and arounD Pittsburgh. At December 31, 1997, the Fund's investment in 10,000 shares of common stock of Video was valued at $20,000, with an original cost of $25,000. In addition, the Fund has invested $2,672,349 in a 10% secured promissory note and $1,050,000 in a 12% secured promissory note of such partnership. The notes are guaranteed by VRP. Mr. Douglass and Mr. Lehmann serve as directors of Video.

      WMW INDUSTRIES, INC.

      WMW Industries, Inc. ("WMW"), Houston, Texas, manufactures and distributes wire cloth products and products used in industrial filtering and screening applications in oil and gas production and in water pollution monitoring wells. At December 31, 1997, the Fund's investment in WMW, valued at $4,606,459 with a cost of $2,938,035, consisted of 602,707 shares of common stock, $893,883 in a 12% subordinated promissory note and $1,012,576 junior participation in a prime +1.5% note. The fund's investment in WMW represents an approximate 48% fully-diluted equity interest. Mr. Forbes serves on the Board of Directors of WMW. Subsequent to December 31, 1997, WMW was acquired by United States Filter Corporation (NYSE - USF).

TEMPORARY INVESTMENTS

      Pending investment in Portfolio Companies, the Fund invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, "Temporary Investments"). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody's Investor Services, Inc. or Standard & Poor's Corporation, or if not rated, issued by a company having an outstanding debt issue so rated with maturities of less than one year at the time of investment) will qualify for determining whether the Fund has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See "Regulation" below.

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

      The Fund is responsible for paying certain expenses relating to its operations, including: management fees to the Management Company; fees and expenses of the Independent Directors; finder's fees; direct costs of proposed investments in Portfolio Companies, whether or not completed, if such proposed investments have been approved for acquisition by the Board of Directors of the Fund; depositary fees of unaffiliated depositaries; fees of unaffiliated transfer agents, registrars and disbursing agents; the administrative fee to the Management Company; portfolio transaction expenses; interest; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders;

American Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Fund.

VALUATION

      On a quarterly basis, the Management Company performs a valuation of the investments in portfolio securities of the Fund, subject to the approval of the Board of Directors of the Fund. Valuations of portfolio securities are done in accordance with generally accepted accounting principles and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below.

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

      The Directors review the valuation policies on a quarterly basis to determine their appropriateness and may also hire independent firms to review the Management Company's methodology of valuation or to conduct an independent valuation.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS, THE MARKET PRICE OF COMMON STOCK, AND THE ACCURACY OF FORWARD LOOKING STATEMENTS

      In the normal course of its business, the Fund, in an effort to keep its stockholders and the public informed about the Fund's operations and portfolio of investments, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Fund or Portfolio Companies in which it invests, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Fund, or projections involving anticipated purchases or sales of securities or other aspects of the Fund's operating results. Forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Fund's operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Fund, and any one of which, or a combination of which, could materially affect the results of the Fund's operations or net asset value, the market price of its common stock, and whether forward-looking statements made by the Fund ultimately prove to be accurate.

      The following discussion outlines certain factors that in the future could affect the Fund's results for 1998 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

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

      NON-DIVERSIFIED STATUS; NUMBER OF INVESTMENTS. The Fund is classified as a "non-diversified" investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not intend to initially invest more than 15% of the value of its assets in a single portfolio company. However, follow-on investments or a disproportionate increase in the value of one portfolio company may result in greater than 15% of the Fund's assets being invested in a single portfolio company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund's net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, the stock price of, or in the market's assessment of any single Portfolio Company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. The Fund currently has investments in 29 Portfolio Companies, of which three exceed 10% of the value of its net assets.

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

      LACK OF LIQUIDITY OF PORTFOLIO INVESTMENTS. The portfolio investments of the Fund consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in "private placement" transactions or because the Fund is deemed to be an affiliate of the issuer. Generally, the Fund will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act, and applicable state securities law or unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Fund's ability to liquidate its securities in Portfolio Companies since in many cases the securities of such companies will be privately held and the Fund may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers or issuers in particular industries. The above limitations on liquidity of the Fund's securities could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

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

      BORROWING. The Fund may borrow funds to make new or follow-on investments, to maintain its pass-through tax status as a regulated investment company under Subchapter M of the Code or to pay contingencies and expenses. The Fund is permitted under the Investment Company Act to borrow funds if, immediately after the borrowing, it will have an asset coverage of at least 200%. That is, the Fund may borrow funds in an amount up to 50% of the value of its assets (including investments made with borrowed funds). The amount and nature of any Fund borrowings will depend upon a number of factors over which the Fund has no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of the stockholders The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in the Fund's net asset value. While the "spread" between the current yield on the Fund's investments and the cost of any loan would augment the stockholders' return from the Fund, if the spread narrows (because of an increase in the cost of debt or insufficient income on the Fund's investments), distributions to the stockholders would be adversely affected. If the spread were reversed, the Fund might be unable to meet its obligations to its lenders, which might then seek to cause the Fund to liquidate some or all of its investments. There can be no assurance that the Fund would realize full value for its investments or recoup all of its capital if its portfolio investments were involuntarily liquidated.

      The costs of borrowing money may exceed the income from the portfolio securities purchased by the Fund with the borrowed money. The Fund will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Fund (including any interest paid on the money borrowed). A decline in net asset value could affect the ability of the Fund to make distributions on its common stock. Failure by the Fund to distribute a sufficient portion of its net investment income and net realized capital gains could result in a loss of pass-through tax status or subject the Fund to a 4% excise tax. See "Tax Matters." If the asset coverage for debt securities issued by the Fund declines to less than 200% (as a result of market fluctuations or otherwise), the Fund may be required to sell a portion of its investments when it may be disadvantageous to do so.

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

      MARKET VALUE AND NET ASSET VALUE. The shares of the Fund's common stock are listed on the AMEX. Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of a closed-end fund is a risk separate and distinct from the risk that the Fund's net asset value will decrease. The risk of purchasing shares of a closed-end fund that might trade at a discount is more pronounced for investors who wish to sell their shares in a relatively short period of time because for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. The Fund's shares have traded at a discount to net asset value since they began trading. Investors desiring liquidity may trade their shares of Common Stock on the AMEX at current market value, which may differ from the then current net asset value. For information concerning the trading history of the Fund's shares see "Market for Registrant's Common Stock and Related Stockholder Matters."

      VALUATION OF INVESTMENTS. The Fund's net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities on a daily basis. The value of the Fund's investments in securities for which market quotations are not available is determined at the end of each calendar quarter. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined quarterly. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. At December 31, 1997, approximately 39% of the Fund's net assets were invested in securities for which market quotations were not readily available. See "Valuation".

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

REGULATION

      The Investment Advisers Act generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provide for compensation to the investment adviser on the basis of a share of capital gains or capital appreciation of the portfolio investments or any portion of the funds of the investment company or pursuant to a stock option plan. The Investment Advisers Act, however, does permit the payment of compensation based on capital gains or the issuance of incentive stock options to management in an investment advisory contract between an investment adviser and a business development company. The Fund has elected to be treated as a business development company under the Investment Company Act. Accordingly, it has provided for incentive compensation to the Management Company based on the capital appreciation of the Fund's investments through March 31, 1997, and for an incentive stock option plan thereafter.

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

      The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. The Fund repurchased and canceled 46,200 shares of its stock for $640,159 in 1994. Such stock was repurchased at an average discount of 28.74% from its net asset value. The Fund repurchased and canceled an additional 145,500 shares of its stock for $1,993,642 in 1995. The stock repurchased in 1995 was repurchased at an average discount of 33.61% from its net asset value. No stock was repurchased in 1996 or 1997.

      Many of the transactions involving the Fund and its affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the Independent Directors and a majority of the Independent Directors having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of the Fund, including the Management Company, require the prior approval of the SEC. In general (a) any person who owns, controls or holds with power to vote more than 5% of the outstanding shares, (b) any director or executive officer and (c) any person who directly or indirectly controls, is controlled by or is under common control with such person, must obtain the prior approval of a majority of the Independent Directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Fund or any company controlled by the Fund. In accordance with the Investment Company Act, a majority of the directors must be persons who are not "interested persons" as defined in such act. Except for certain transactions which must be approved by the Independent Directors, the Investment Company Act generally does not restrict transactions between the Fund and its Portfolio Companies.

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

      On April 1, 1996, two stockholders of the Fund filed an action in federal district court in Houston, Texas against the directors of the Fund, the Management Company, and the Fund. Their suit alleged that by approving the rights offering, which was announced in March 1996, the Management Company and the directors of the Fund violated their fiduciary duties to the Fund's stockholders under the Investment Company Act and Delaware common law. They also alleged that the Management Company aided and abetted these breaches of fiduciary duty. The plaintiffs requested the court to certify their suit as a class action on behalf of all stockholders of the Fund. The court dismissed their suit in December 1996, but the plaintiffs made substantially similar claims in an amended shareholder derivative action which they filed in January 1997. The plaintiffs did not specify the amount of any damages in either suit. The derivative action lawsuit was also dismissed by the court on February 11, 1998; however, the plaintiffs have the right to appeal. During the years ended December 31, 1997 and 1996, the Fund incurred $45,682 and $92,336, respectively, in legal expenses related to such action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Fund's shares of common stock trade on the American Stock Exchange under the symbol "EQS". The Fund had approximately 8,200 shareholders at December 31, 1997, 1,783 of which were registered holders. Registered holders do not include those shareholders whose stock has been issued in street name. The net asset value per share of the Fund's common stock at December 31, 1997, was $29.92.

      The following table reflects the high and low sales prices per share of the Fund's common stock on the American Stock Exchange for the two years ended December 31, 1997, by quarter.

                        QUARTER
                         ENDED          HIGH        LOW
                        --------      -------     -------
                        03/31/96      $16.375     $13.125
                        06/30/96       16.250      14.250
                        09/30/96       16.750      12.250
                        12/31/96       17.750      15.125
                        03/31/97       17.375      16.000
                        06/30/97       21.750      16.000
                        09/30/97       25.500      20.438
                        12/31/97       27.313      19.500

      Historically, net investment income and net realized gains from the sale of portfolio investments have been distributed at least annually, to the extent such amounts were not reserved for payment of contingencies or to make follow-on or new investments.

      As a regulated investment company under Subchapter M of the Code, the Fund is required to distribute to its shareholders, in a timely manner, at least 90% of its taxable net investment income each year. If the Fund distributes, in a timely manner, 98% of its taxable net capital gains and 98% of its taxable net investment income each year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible Federal excise tax on certain undistributed income of regulated investment companies. Under the Investment Company Act, the Fund is not permitted to pay dividends to shareholders unless it meets certain asset coverage requirements.

      The Fund declared dividends of $2,380,327 ($0.50 per share), $3,180,422 ($0.76 per share) and $5,814,990 ($2.00 per share) during 1997, 1996 and 1995, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1997 dividend was paid in additional shares of common stock or in cash by specific election of the shareholder in January 1998, and represented a return of capital. The 1996 and 1995 dividends, which represented the Fund's net income for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in January 1997 and December 1995. The Fund paid $828,556, $1,209,850 and $2,753,180 in cash and issued 67,837, 115,916 and 231,080 additional shares of stock at $22.875, $17.00 and $13.25 per share in January 1998, January 1997 and December 1995, respectively, in connection with such dividends.

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

ITEM 6. SELECTED FINANCIAL DATA.

      Following is a summary of selected financial data and per share data of the Fund and its predecessors for the five years ended December 31, 1997. Amounts are in thousands except per share data.

                                      1997         1996         1995         1994         1993
                                   ---------    ---------    ---------    ---------    ---------
Total investment income ........   $   4,013    $   2,590    $   3,075    $   1,921    $   1,552

Net investment income (loss) ...   $    (922)   $  (8,267)   $    (668)   $     518    $  (2,813)

Realized gain (loss) on sales
   of portfolio securities, net    $   7,566    $   4,037    $   7,669    $    (350)   $  (2,458)

Increase (decrease) in
   unrealized appreciation of
   portfolio securities, net ...   $  24,222    $  33,696    $  (1,281)   $  (2,563)   $  11,178

Total increase (decrease) in
   net assets from operations ..   $  30,865    $  29,467    $   5,720    $  (2,395)   $   5,907

Dividends ......................   $   2,380    $   3,180    $   5,815    $     763    $   2,049

Total assets at end of year ....   $ 228,095    $ 181,166    $ 132,450    $ 109,941    $ 114,411

Net assets at end of year ......   $ 144,471    $ 103,223    $  61,853    $  60,880    $  64,679

Net cash used by operating
   activities ..................   $  (1,043)   $  (2,494)   $    (403)   $    (186)   $  (1,962)

Shares outstanding at end
   of year .....................       4,828        4,301        3,139        3,053        3,099

Average shares outstanding
 during year ...................       4,733        3,819        2,968        3,084        3,013

PER SHARE DATA:
                                      1997         1996         1995         1994         1993
                                   ---------    ---------    ---------    ---------    ---------

Net investment
   income (loss) ...............   $   (0.19)   $   (2.16)   $   (0.22)   $    0.17    $   (0.93)

Realized gain (loss) on sales
   of  portfolio securities, net   $    1.60    $    1.06    $    2.58    $   (0.12)   $   (0.82)

Increase (decrease) in
   unrealized appreciation of
   portfolio securities, net ...   $    5.11    $    8.82    $   (0.43)   $   (0.83)   $    3.71

Dividends ......................   $    0.50    $    0.76    $    2.00    $    0.25    $    0.68

Net asset value (including
   unrealized appreciation),
   end of year .................   $   29.92    $   24.00    $   19.71    $   19.94    $   20.87

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Fund had $151,449,786 of its assets invested in portfolio securities of 29 companies, and has committed to invest up to an additional $16,247,353 in seven of such companies and $2,500,000 in one new company under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At December 31, 1997, the Fund had $6,900,000 outstanding on a $30,000,000 revolving line of credit loan from a bank.

      Net cash used by operating activities was $1,043,710, $2,493,597 and $402,820 for the three years ended December 31, 1997, respectively. Increased expenses paid during 1996 were primarily due to increases in the management incentive fees paid to the Management Company.

      At December 31, 1997, the Fund had $75,164,751 of its total assets of $228,094,939 invested in temporary cash investments consisting of money market securities and commercial paper. This amount includes proceeds of $75,000,000 from a $150,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on January 2, 1998.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment loss after all expenses amounted to $922,117, $8,266,606 and $668,114 for the three years ended December 31, 1997. Income from portfolio securities increased to $3,926,814 compared to $2,455,102 in 1996 and to $2,859,707 in 1995. Amounts invested in interest and dividend-bearing portfolio securities increased during 1997. Interest income from temporary cash investments was $85,861 in 1997, $135,379 in 1996 and $215,527 in 1995. The
steady decrease in 1997 and 1996 as compared to 1995 was a result of lower investable balances throughout the year.

      The net investment losses in 1996 and 1995 were primarily attributable to the accrual of $7,546,705 and $1,277,595, respectively, in current and deferred management incentive fees due to the realized gains from the sales of portfolio securities in 1996 and 1995 and an increase in the net unrealized appreciation of portfolio securities during 1996.

      Mailing, printing and other expenses were $337,531 during 1997 as compared to $218,982 during 1996 and $338,434 during 1995, due to the higher cost for the preparation and distribution of the annual report and proxy statement for the special meeting of stockholders held on April 9, 1997 ("Special Meeting") and annual shareholder's meeting held in May 1997. Interest expense was $429,940, as compared to $582,884 in 1996 and to $318,048 in 1995, due to a decrease of the average daily balances outstanding on the lines of credit to $4,284,027 in 1997, from $5,956,570 in 1996 and $2,839,315 in 1995.

      Professional fees increased to $520,161 during 1997 as compared to $303,545 during 1996 and $251,770 during 1995, due primarily to the costs associated with the Special Meeting of Stockholders held on April 9, 1997. The costs included the Fund's portion of the independent third party appraisal of the Fund's investment in portfolio securities and the legal expenses related to the filing of the exemptive order with the SEC.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $2,794,795, $1,848,253 and $1,237,775 in 1997, 1996 and 1995,
respectively. The increases in 1997 and 1996 are due to the $30,865,471 and $29,466,916 increase in net assets from operations during the years ended December 31, 1997 and 1996, respectively, and the $11,210,529 and $13,112,953 in net equity raised in 1997 and 1996, respectively.

      Through March 31, 1997, the Management Company also received or reimbursed a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $55,825 and $1,058,012 were accrued during the years ended December 31, 1997 and 1996, respectively. Deferred management incentive fee expense for the years ended December 31, 1997 and 1996 totaled $426,501 and $6,488,693, respectively. Pursuant to the vote of the stockholders at the Special Meeting, the Fund entered into a new management agreement with the Management Company which eliminated incentive fees based on capital gains. The deferred management incentive fee was reflected as an expense of the Fund when there was an increase in the Fund's unrealized appreciation of portfolio securities and was reflected as a reduction in expense to the Fund when there was a decrease in the Fund's appreciation of the portfolio securities. The deferred management incentive fees were not paid until such appreciation was realized. However, pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee of $11,210,529 at March 31, 1997, was paid on May 15, 1997, by the issuance of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997.

      At the Special Meeting, shareholders approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. Implementation of this plan was subject to the receipt of an exemptive order from the SEC, which was received on May 8, 1997. On May 9, 1997, the Compensation committee of the Board of Directors authorized the Fund to issue options to the officers of the Fund to buy up to 830,136 shares of the Fund's common stock at $17 per share. On July 1, 1997, the Fund issued options to the officers of the Fund to buy up to 66,995 shares of the Fund's common stock at $21.3125 per share.

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund be granted an incentive stock option to purchase 5,000 shares of the Fund's common stock. In addition, beginning with the 1998 annual meeting of shareholders, each director who is not an officer of the Fund will, on the first business day following the annual meeting, be granted a nonqualified stock option to purchase 2,000 shares of the Fund's common stock. The initial 30,000 options to the directors were issued upon the receipt of an exemptive order from the SEC on November 4, 1997, at a price of $24 per share.

      Under the 1997 Stock Incentive Option Plan, options to purchase 927,131 shares of the Fund's common stock at prices ranging $17 to $24 per share were outstanding at December 31, 1997. During the year ended December 31, 1997, no options were exercised. Outstanding options expire in May 2007 through November 2007. If all options granted were exercised as of December 31, 1997, there would have been dilution of net assets per share of approximately $1.28 per share, or 4.3%, as a result of such exercise.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the year ended December 31, 1997 the Fund had net realized gains of $7,565,699 from the sale of investments in eight portfolio companies. The Fund sold 251,449 shares of Allied Waste

Industries, Inc. ("Allied") for $4,236,177 realizing a net capital gain of $3,163,942, sold 96,035 shares of American Residential Services, Inc. ("ARS") for $2,186,926 realizing a net capital gain of $2,130,098, sold its investment in Industrial Equipment Rental, Inc. for $6,736,956 realizing a net capital gain of $4,370,256, sold its investments in J&J Rental Service, Inc. for $2,137,400 in cash, an $840,000 receivable and 62,149 shares of United Rentals, Inc., realizing a capital gain of $977,400, sold its investment in Midway Airlines for $271,000 realizing a net capital loss of $3,943,226, and sold its investment in David's Supermarkets for $5,546,800 realizing a net capital gain of $1,477,350. In August 1997, the Fund sold its investment in Cardiovascular Ventures, Inc. to Raytel Medical Corporation ("Raytel") receiving cash proceeds of $2,170,891 and 33,073 shares of common stock, valued at $330,730, of Raytel. The Fund recognized a capital loss of $121,621 on such sale. In December 1997, the Fund realized a loss of $488,500 on its investment in A.C. Liquidating preferred stock which was deemed worthless.

      During the year ended December 31, 1996, the Fund realized net capital gains of $4,037,326 from the sale or disposition of securities of seven portfolio companies. The Fund sold 233,044 shares of Allied common stock for $1,563,678, realizing a capital gain of $461,919; exchanged 5,000 shares of Enterprises Holding Company preferred stock for $1,765,243 in cash and 238,933 shares of ARS common stock, realizing a capital gain of $1,765,243; sold 96,000 shares of Garden Ridge Corporation common stock for $4,719,360 realizing a capital gain of $4,343,372; was repaid $350,000 on a note receivable from Restaurant Development Group, Inc. which had a basis of $275,000, realizing a capital gain of $75,000; sold 32,789 shares of Tech-Sym Corporation for $1,029,901, realizing a capital gain of $911,656; and exchanged $5,083,083 of notes receivable from Yellow Cab Service Corporation and $63,601 in cash for 71,440 shares of Coach USA, Inc. common stock, valued at $1,714,560, realizing a capital loss of $3,432,124. In addition, the Fund realized a capital loss of $87,740 on its investment in Sports & Leisure, Inc.

      During the year ended December 31, 1995, the Fund realized net capital gains of $7,668,524 from the sale of securities of six Portfolio Companies. The Fund sold 116,590 shares of Allied common stock for $1,049,310, realizing a capital gain of $490,032; 96,000 shares of Garden Ridge Corporation common stock for $2,928,000, realizing a capital gain of $2,906,667; 175,000 shares of NCI Building Systems, Inc. common stock for $3,064,685, realizing a capital gain of $2,785,063; 30,000 shares of Tech-Sym Corporation for $909,433, realizing a capital gain of $801,142 and 49,444 shares of USA Waste Services, Inc. for $899,218, realizing a capital gain of $685,620.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation of investments increased $24,221,889 during the year ended December 31, 1997, from $41,671,464 to $65,893,353. Such net increase resulted from increases in the estimated fair value of securities of twelve of the Fund's Portfolio Companies aggregating $33,857,604, a decrease in the estimated fair value of securities of five Portfolio Companies of $9,475,904 and the transfer of $159,811 in net unrealized appreciation to net realized gains from the sale of six companies.

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

DIVIDENDS

      The Fund declared dividends of $2,380,327 ($0.50 per share), $3,180,422 ($0.76 per share) and $5,814,990 ($2.00 per share) during 1997, 1996 and 1995, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1997 dividend, which represented a return of capital and the 1996 and 1995 dividends, which represented the Fund's net investment income and net capital gains for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in January 1998, January 1997 and December 1995. The Fund paid $828,556, $1,209,850 and $2,753,180 in cash and issued 67,837,
115,916 and 231,080 additional shares of stock at $22.875, $17.00 and $13.25 per share, in January 1998, January 1997 and December 1995, respectively, in connection with such dividends.

PORTFOLIO INVESTMENTS

      During the year ended December 31, 1997, the Fund invested $27,664,901 in eleven new companies and made follow-on investments of $5,952,669 in eight portfolio companies, including $1,238,434 in accrued interest and dividends received in the form of additional portfolio securities and the $330,730 in Raytel stock received from the sale of Cardiovascular Ventures, Inc. discussed above. In addition, the Fund realized a net capital gain of $8,054,199 during the year ended December 31, 1997, which was offset for tax purposes by the payment of management incentive fees discussed above.

      In January 1997, the Fund rolled its $763,747, 12% subordinated promissory note along with $130,136 of accrued interest due from WMW Industries, Inc. into a new $893,883, 12% subordinated promissory note

      In February 1997, the Fund acquired 1,370,000 shares of common stock and 45,100 shares of preferred stock of Container Acquisition, Inc. ("Container") for $1,370,000 and $4,510,000, respectively. In addition, the Fund paid $1,000 for warrants to buy 370,588 shares of common stock for $.01 per share through February 2007. Container is a logistics and maintenance services company serving owners of international shipping containers. Through December 31, 1997, the Fund received an additional 3,894 shares of preferred stock of Container in payment for $389,400 of dividends on the preferred stock.

      In February 1997, the Fund acquired an additional 3,500 shares of preferred stock of Sovereign Business Forms, Inc. ("Sovereign") for $350,000, which allowed Sovereign to acquire its third company in the business forms manufacturing business. In August 1997, the Fund received an additional 990 shares of Sovereign preferred stock in payment of $99,000 in dividends. In October 1997, the Fund advanced $250,000 to Sovereign under a 15% promissory note.

      In March 1997, the Fund acquired 1,030,000 shares of Series B3 preferred stock of BSI Holdings, Inc. ("BSI") for $1,030,000, and received warrants to acquire 18,540 shares of BSI common stock for $50 per share. Such investment allowed BSI to complete its merger into Sun Sportswear, Inc., a publicly traded company. In conjunction with the merger of BSI into Sun, the combined company was renamed Brazos Sportswear, Inc. ("BRZS") and trades on the NASDAQ National Market under the symbol BRZS. In exchange for each share of common stock of BSI, the Fund received 7.5824504 shares of BRZS common stock, its preferred stocks of BSI were exchanged for similar preferred stocks of BRZS, and its warrants were adjusted to reflect the exchange ratio used in the merger. In addition, through December 31, 1997, the Fund has received an additional 412,279, 140,210 and 67,410 shares of Series B1, B2 and B3 preferred stock, respectively, in payment of $619,899 in dividends on the preferred stock.

      In March 1997, the Fund advanced $250,000 to Hot & Cool Holdings, Inc. ("Hot & Cool") in exchange for a 10% subordinated promissory note to allow Hot & Cool to acquire additional equipment. In April 1997, the Fund advanced $850,000 to Hot & Cool in the form of a 10% promissory note and received warrants to buy 8,729 shares of Hot & Cool common stock for $26 per share. In October 1997, the Fund advanced $700,000 to Hot & Cool in the form of a 10% promissory note and received warrants to buy 4,426 shares of Hot & Cool common stock for $26 per share.

      In April 1997, the Fund advanced $1,250,000 to Cardiovascular Ventures, Inc. ("CVI") in the form of a 10% promissory note and invested $84 in warrants to buy 83,956 shares of CVI common stock for $3 per share. Such note was repaid in conjunction with the sale of CVI in August 1997.

      In April 1997, the Fund acquired 9,000 shares of common stock and 4,500 shares of 8% preferred stock of Healthcare Technology Delivery, Inc. ("HTD") for $50,000 and $450,000, respectively. HTD was formed to acquire FutureTech, Inc. and Medical Companies Alliance, Inc. In addition, the Fund acquired 300,000 shares of convertible preferred stock of Triad Medical Inc. ("Triad") for $300,000 and advanced $1,651,965 to Triad under a $2,200,000 prime + 1/2%
promissory note. Such preferred stock was converted in SeptembeR 1997 into 449,213 shares of common stock of Triad. Triad was formed to create a national leader in the contract sales and distribution of specialty medical products designed for the hospital and alternate site health care markets, including sub-acute care facilities, home care companies and specialty physician groups. HTD was one of the companies to be acquired by Triad. Triad filed a registration statement in conjunction with the initial public offering of its common stock on September 11, 1997. Such initial public offering was postponed during the first quarter of 1998 due to market conditions.

      In May 1997, the fund acquired 32,000 shares of common stock and 19,680 shares of preferred stock of Atlas Acquisition, Inc. ("Atlas") for $32,000 and $1,968,000, respectively. Atlas was formed to acquire Atlas Supply, Inc., a 68-year old distributor of "Atlas" branded tires, batteries and accessories sold primarily to the auto repair and full service gas station markets.

      In June, 1997, the Fund acquired 35,000 shares of common stock of CRC Holdings, Corp. for $3,199,000 and invested $959,700 in a 12% subordinated promissory note. CRC Holdings, Corp. was formed to acquire CRC Evans Pipeline International, Inc. which designs, manufactures and services specialized pipeline construction and automatic welding equipment, which it rents and sells worldwide.

      In July 1997, the Fund invested $2,000,000 in a 10% subordinated promissory note of J&J Rental Services, Inc. Pursuant to such investment, the Fund received warrants to buy 22,500 and 10,715 shares of J&J Rental Services, Inc. common stock for $.0129 and $.01 per share, respectively, through June 30, 2007. J&J Rental Services, Inc. is an industrial and construction equipment rental business. In addition, the Fund received warrants to buy 22,500 and 10,715 shares of J&J Realty, Inc. common stock for $.0129 and $.01 per share respectively, through June 30, 2007. J&J Realty, Inc. owns the real estate on which J&J Rental Services, Inc. operates. In October 1997, the Fund exercised its warrants to buy 33,215 shares of J&J Rental Service, Inc. ("J&J") for $397 then sold its investment in J&J receiving $2,000,000 in payment of its note and 62,149 shares of United Rentals, Inc. ("URI"). The number of shares is subject to adjustment. In addition, the Fund received the right to receive up to an additional $840,000 based on the revenues of J&J. URI was founded in September 1997 to create a geographically diversified equipment rental company in the United States and Canada. URI offers for rent a broad range of equipment to contractors, industrial and commercial customers, homeowners and others through 67 locations in 16 states and Canada. URI completed its initial public offering on December 18, 1997.

      In the third and fourth quarter of 1997, the Fund advanced $2,777,207 shares under a 10% promissory note to Equicom, Inc., (formerly Texrock Radio, Inc.) which owns and operates five radio stations in small to medium sized towns in Texas.

      In September 1997, the fund acquired 2,498,452 shares of preferred stock of Stephen L. LaFrance Holdings, Inc. ("LaFrance") for $2,498,452 and warrants to buy up to 269 shares of LaFrance common stock for $.01 per share through September 30, 2007. LaFrance owns and operates 98 retail drug stores in a 6 state area.

      During 1997, the Fund exercised warrants to acquire 10,990 shares of Drypers Corporation common stock for $26,486.

      During the fourth quarter of 1997, the Fund acquired 666.7 shares of One Engineering, Inc. ("One Engineering") for $667 and advanced $66,181 under a prime +1/2%, $2,500,000 promissory note. One Engineering was formed to acquire companies providing diversified engineering services and engineered systems to a broad spectrum of industrial, commercial and institutional clients.

      In December 1997, the Fund acquired 27,500 shares of common stock and 546,615 shares of Series A preferred stock of Tulsa Industries, Inc. ("Tulsa") for $33,846 and $5,466,154, respectively. In addition, the Fund received warrants to buy up to 31,731 shares of common stock of Tulsa for $0.001 per share. Tulsa manufactures equipment for the oil and gas industries.

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

      Of the companies in which the Fund has investments at December 31, 1997, only ARS, Allied, BRZS, Coach USA, Inc., Drypers Corporation, GRDG, NCI Building Systems, Inc., PLS, Raytel Medical Corporation, and United Rentals, Inc. are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment. See "Valuation".

SUBSEQUENT EVENTS

      Subsequent to December 31, 1997, the Fund repaid a net $75,000,000 of notes payable to the bank.

      In January 1998, the Fund advanced an additional $3,595,380 under a 10% promissory note to Equicom, Inc., in connection with the acquisition of 8 additional radio stations. On January 27, 1998, the Fund converted $6,372,586 in promissory notes along with $67,919 in accrued interest into 819,680 shares of common stock and 619,050 shares of preferred stock of Equicom, Inc. In February 1998, the Fund acquired for $145,000 an additional 14,500 shares of Equicom, Inc. preferred stock.

      In January 1998, the Fund made additional investments by advancing $500,000, $46,246 and $148,035 to Hot & Cool, One Engineering and Triad, respectively, under subordinated promissory notes.

      In January 1998, the Fund advanced an additional $425,000 in the form of a junior participation agreement to Atlas.

      On January 15, 1998, the Fund sold its investment in WMW. The Fund received $1,012,576 in cash, to pay off its junior participation note, and 162,428 shares of United States Filter Corp. ("U.S. Filter") common stock. The Fund could receive up to an additional 41,560 shares of U.S. Filter common stock, which were placed in an escrow account as security for various representations made by the Fund. The transaction with U.S. Filter, which is traded on the New York Stock Exchange, was a tax free exchange, therefore the Fund did not realize a capital gain on the sale.

      In January 1998, an initial public offering of the common stock of Travis International, Inc. was postponed due to the market conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Report of Independent Public Accountants

To the Board of Directors of
  Equus II Incorporated:

      We have audited the accompanying balance sheets of Equus II Incorporated (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 1997 and 1996, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1997, and the selected per share data and ratios for each of the five years in the period ended December 31, 1997. These financial statements, selected per share data and ratios are the responsibility of the management of Equus II Incorporated. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical verification or confirmation of securities owned as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the financial statements include investment securities valued at $147,899,786 (102% of net assets) and $107,609,488 (104% of net assets) as of December 31, 1997 and 1996, respectively, whose values have been estimated by Equus Capital Management Corporation (the "Management Company") and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. We have reviewed the procedures used by the Management Company in arriving at their estimates of value of such securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Management Company's estimates of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

      In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus II Incorporated as of December 31, 1997 and 1996, the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1997, and the selected per share data and ratios for each of the five years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Houston, Texas
February 16, 1998

                            EQUUS II INCORPORATED
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                                                     1997           1996
                                                                 ------------   ------------
ASSETS

Investments in portfolio securities at fair value
     (cost $85,556,433 and $69,388,024, respectively) ........   $151,449,786   $111,059,488
Temporary cash investments, at cost which
     approximates fair value .................................     75,164,751     69,129,290
Cash .........................................................         15,991           --
Accounts receivable ..........................................        932,038          1,326
Accrued interest receivable ..................................        513,623        897,065
Commitment fees ..............................................         18,750         17,500
Deferred reorganization costs ................................           --           11,730
                                                                 ------------   ------------
          Total assets .......................................    228,094,939    181,116,399
                                                                 ------------   ------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ........................................        173,277        208,231
     Dividend payable ........................................        828,556      1,209,850
     Due to management company ...............................        722,354        390,982
     Deferred management incentive fee .......................           --       10,784,028
     Notes payable to bank ...................................     81,900,000     65,300,000
                                                                 ------------   ------------
          Total liabilities ..................................     83,624,187     77,893,091
                                                                 ------------   ------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares issued or outstanding ..........           --             --
     Common stock, $.001 par value, 10,000,000 shares
        authorized, 4,828,492 and 4,300,682 shares outstanding          4,828          4,301
     Additional paid-in capital ..............................     78,537,258     57,934,306
     Undistributed net investment income .....................           --             --
     Undistributed net capital gains .........................         35,313      3,613,237
     Unrealized appreciation of portfolio securities, net ....     65,893,353     41,671,464
                                                                 ------------   ------------
          Total net assets ...................................   $144,470,752   $103,223,308
                                                                 ============   ============
          Net assets per share ...............................   $      29.92   $      24.00
                                                                 ============   ============

                        The accompanying notes are an
                 integral part of these financial statements.

                            EQUUS II INCORPORATED
                           STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997            1996           1995
                                                        ------------    ------------    -----------
Investment income:
     Income from portfolio securities ...............   $  3,926,814    $  2,455,102    $ 2,859,707
     Interest from temporary cash investments .......         85,861         135,379        215,527
                                                        ------------    ------------    -----------
         Total investment income ....................      4,012,675       2,590,481      3,075,234
                                                        ------------    ------------    -----------
Expenses:
     Management fee .................................      2,794,795       1,848,253      1,237,775
     Management incentive fees ......................         55,825       1,058,012           --
     Deferred management incentive fee ..............        426,501       6,488,693      1,277,595
     Director fees and expenses .....................        201,385         203,324        206,124
     Professional fees ..............................        520,161         303,545        251,770
     Administrative fees ............................         50,000          50,000         50,000
     Mailing, printing and other expenses ...........        337,531         218,982        338,434
     Interest expense ...............................        429,940         582,884        318,048
     Franchise taxes ................................        106,924          79,934         40,142
     Amortization ...................................         11,730          23,460         23,460
                                                        ------------    ------------    -----------
          Total expenses ............................      4,934,792      10,857,087      3,743,348
                                                        ------------    ------------    -----------
Net investment loss .................................       (922,117)     (8,266,606)      (668,114)
                                                        ------------    ------------    -----------
Realized gain on sales of portfolio
     securities, net ................................      7,565,699       4,037,326      7,668,524
                                                        ------------    ------------    -----------
Unrealized appreciation of portfolio securities, net:
     End of year ....................................     65,893,353      41,671,464      7,975,268
     Beginning of year ..............................     41,671,464       7,975,268      9,255,817
                                                        ------------    ------------    -----------
     Increase (decrease) in unrealized
        appreciation of portfolio securities, net ...     24,221,889      33,696,196     (1,280,549)
                                                        ------------    ------------    -----------
     Total increase in net assets
        from operations .............................   $ 30,865,471    $ 29,466,916    $ 5,719,861
                                                        ============    ============    ===========

                        The accompanying notes are an
                 integral part of these financial statements.

                            EQUUS II INCORPORATED
                      STATEMENTS OF CHANGES IN NET ASSETS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997             1996            1995
                                                    -------------    -------------    ------------
Operations:

     Net investment loss ........................   $    (922,117)   $  (8,266,606)   $   (668,114)
     Realized gain on sales of
        portfolio securities, net ...............       7,565,699        4,037,326       7,668,524
     Increase (decrease) in unrealized
        appreciation of portfolio securities, net      24,221,889       33,696,196      (1,280,549)
                                                    -------------    -------------    ------------
Increase in net assets from operations ..........      30,865,471       29,466,916       5,719,861
                                                    -------------    -------------    ------------
Capital transactions:

     Stock issued in payment of deferred
        management incentive fee ................      11,210,529             --              --
     Proceeds from rights offering ..............            --         13,338,935            --
     Rights offering expenses ...................            --           (225,982)           --
     Redemptions of fractional shares ...........            --               --              (114)
     Stock repurchased and retired under
        common stock repurchase plan ............            --               --        (1,193,642)
     Dividends ..................................      (2,380,327)      (3,180,422)     (5,814,990)
     Shares issued in common stock dividend .....       1,551,771        1,970,572       3,061,810
                                                    -------------    -------------    ------------
     Increase (decrease) in net assets from
        capital share transactions ..............      10,381,973       11,903,103      (4,746,936)
                                                    -------------    -------------    ------------
Increase in net assets ..........................      41,247,444       41,370,019         972,925

Net assets, at beginning of year ................     103,223,308       61,853,289      60,880,364
                                                    -------------    -------------    ------------
Net assets, at end of year ......................   $ 144,470,752    $ 103,223,308    $ 61,853,289
                                                    =============    =============    ============

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   1997             1996             1995
                                                                               -------------    -------------    -------------
Cash flows from operating activities:
     Interest and dividends received .......................................   $   3,157,683    $   1,783,676    $   1,940,403
     Cash paid to management company,
        directors, a bank and suppliers ....................................      (4,201,393)      (4,277,273)      (2,343,223)
                                                                               -------------    -------------    -------------
        Net cash used by operating activities ..............................      (1,043,710)      (2,493,597)        (402,820)
                                                                               -------------    -------------    -------------
Cash flows from investing activities:
     Purchase of portfolio securities ......................................     (32,048,406)     (18,889,231)     (13,785,810)
     Proceeds from sales of portfolio securities ...........................      18,546,690        8,328,182        8,850,646
     Principal payments from portfolio securities ..........................       5,206,728        9,281,122        4,698,814
     Purchase of temporary cash investments
        with original maturities of greater than
        three months .......................................................            --               --               --
     Maturity of temporary cash investments
        with original maturities of greater than
        three months .......................................................            --               --            300,000
                                                                               -------------    -------------    -------------
        Net cash provided (used) by investing
           activities ......................................................      (8,294,988)      (1,279,927)          63,650
                                                                               -------------    -------------    -------------
Cash flows from financing activities:
     Advances from bank ....................................................     354,100,000      261,250,000      273,650,000
     Repayments to bank ....................................................    (337,500,000)    (261,700,000)    (253,500,000)
     Proceeds from rights offering .........................................            --         13,338,935             --
     Rights offering expenses ..............................................            --           (225,982)            --
     Dividends paid ........................................................      (1,209,850)            --         (2,753,180)
     Repurchase of common stock ............................................            --               --         (1,993,642)
     Redemptions of fractional shares ......................................            --               --               (114)
                                                                               -------------    -------------    -------------
        Net cash provided by financing
           activities ......................................................      15,390,150       12,662,953       15,403,064
                                                                               -------------    -------------    -------------
Net increase in cash and cash equivalents ..................................       6,051,452        8,889,429       15,063,894

Cash and cash equivalents at
     beginning of year .....................................................      69,129,290       60,239,861       45,175,967
                                                                               -------------    -------------    -------------
Cash and cash equivalents at end
     of year ...............................................................   $  75,180,742    $  69,129,290    $  60,239,861
                                                                               =============    =============    =============

                        The accompanying notes are an
                 integral part of these financial statements.

                            EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  (Continued)

                                                                                    1997             1996             1995
                                                                               -------------    -------------    -------------
Reconciliation of increase in net assets from operations to net cash used by operating activities:

Increase in net assets from operations .....................................   $  30,865,471    $  29,466,916    $   5,719,861

Adjustments to reconcile increase from
     operations to net cash used by operating
     activities:
     Realized gain on sales of portfolio
        securities, net ....................................................      (7,565,699)      (4,037,326)      (7,668,524)
     Decrease (increase) in unrealized
        appreciation, net ..................................................     (24,221,889)     (33,696,196)       1,280,549
     Increase in accounts receivable .......................................            --               --               (886)
     Decrease (increase) in accrued interest receivable ....................         383,442         (371,126)        (268,036)
     Accrued interest or dividends exchanged
        for portfolio securities ...........................................      (1,238,434)        (435,679)        (865,909)
     Commitment fees paid ..................................................         (75,000)         (70,000)         (75,000)
     Amortization of commitment fee ........................................          73,750           90,000           65,625
     Amortization of deferred
        reorganization costs ...............................................          11,730           23,460           23,460
     Increase (decrease) in accounts payable ...............................         (34,954)         (34,055)         105,111
     Stock issued to management company
        in payment of deferred management
        incentive fee ......................................................      11,210,529             --               --
     Increase (decrease) in due to
        management company .................................................     (10,452,656)       6,570,409        1,280,929
                                                                               -------------    -------------    -------------
Net cash used by operating activities ......................................   $  (1,043,710)   $  (2,493,597)   $    (402,820)
                                                                               =============    =============    =============

                       The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                      SELECTED PER SHARE DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31,1997

                                              1997          1996          1995          1994          1993
                                           ---------     ---------     ---------     ---------     ---------
SELECTED PER SHARE DATA:

Investment income ......................   $    0.85     $    0.68     $    1.04     $    0.62     $    0.52
Expenses ...............................        1.04          2.84          1.26          0.45          1.45
                                           ---------     ---------     ---------     ---------     ---------
Net investment income (loss) ...........       (0.19)        (2.16)        (0.22)         0.17         (0.93)

Realized gain (loss) on sales of
   portfolio securities, net ...........        1.60          1.06          2.58         (0.12)        (0.82)

Increase (decrease) in unrealized
   appreciation of portfolio
   securities , net ....................        5.11          8.82         (0.43)        (0.83)         3.71
                                           ---------     ---------     ---------     ---------     ---------
Increase (decrease) in net
   assets from operations ..............        6.52          7.72          1.93         (0.78)         1.96
                                           ---------     ---------     ---------     ---------     ---------
Capital transactions:
Dividends ..............................       (0.50)        (0.76)        (2.00)        (0.25)        (0.68)
Effect of common stock repurchases .....        --            --            0.35          0.10          --
Dilutive effect of shares issued
   in common stock dividend ............       (0.10)        (0.20)        (0.51)         --           (0.13)
Effect of Rights Offering ..............        --           (2.47)         --            --            --
                                           ---------     ---------     ---------     ---------     ---------
Net decrease in assets from
   capital transactions ................       (0.60)        (3.43)        (2.16)        (0.15)        (0.81)
                                           ---------     ---------     ---------     ---------     ---------
Net increase (decrease) in net assets ..        5.92          4.29         (0.23)        (0.93)         1.15

Net assets at beginning of year ........       24.00         19.71         19.94         20.87         19.72
                                           ---------     ---------     ---------     ---------     ---------
Net assets at end of year ..............   $   29.92     $   24.00     $   19.71     $   19.94     $   20.87
                                           =========     =========     =========     =========     =========
Weighted average number of shares
   outstanding during year, in thousands       4,733         3,819         2,968         3,083         3,013

SELECTED RATIOS:

Ratio of expenses to average
   net assets ..........................        3.98%        13.15%         6.10%         2.23%         7.03%

Ratio of net investment income
     (loss) to average net assets ......       (0.74)%      (10.02)%       (1.09)%        0.83%        (4.53)%

Ratio of increase (decrease) in net
   assets from operations to average
   net assets ..........................       24.92%        35.70%         9.32%        (3.81)%        9.52%

                        The accompanying notes are an
                 integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1997

                                                        DATE OF
                        PORTFOLIO COMPANY          INITIAL INVESTMENT    COST      FAIR VALUE
                        -----------------          ------------------  ----------   ----------
A. C. Liquidating Corporation ......................   February 1985
  -10% secured promissory notes ....................                   $   188,014   $      --

Allied Waste Industries, Inc. (NASDAQ - AWIN) ......      March 1989
  -1,100,000 shares of common stock ................                     4,037,572    24,874,438
  -Warrants to buy up to 125,000 shares of common
   stock at $5.00 per share through August 1999 ....                          --       1,545,977

American Residential Services, Inc. (NYSE - ARS) ...   December 1995
  -1,125,000 shares of common stock ................                     3,000,272    14,395,793
  -Warrants to buy up to 100,000 shares of common
    stock at $15 per share through September 2001 ..

Atlas Acquisition, Inc. ............................        May 1997
  -32,000 shares of common stock ...................                        32,000        32,000
  -19,680 shares of preferred stock ................                     1,968,000     1,968,000

Brazos Sportswear, Inc. (NASDAQ - BRZS) ............   February 1989
  -2,160,308 shares of common stock ................                     1,331,187    10,531,501
  -3,940,779 shares of 8% Series B1 preferred stock                      3,940,779     3,940,779
  -1,340,210 shares of 8% Series B2 preferred stock                      1,340,210     1,340,210
  -1,097,410 shares of 8% Series B3 preferred stock                      1,097,410     1,097,410
  -Warrants to buy up to 30,261 and 140,578 shares
   of common stock at $4.62 and $6.59 per share
    through August 2006 and March 2007, respectively                          --           7,717
  -1,000 shares of common stock of GCS RE, Inc. ....                       132,910       300,000

Carruth-Doggett Industries, Inc. ...................   December 1995
  -10% senior subordinated promissory note .........                     2,250,000     2,250,000
  -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005 ..                          --       1,500,000
  -Warrant to buy up to 249 shares of common
   stock of CDE Corp. at $0.01 per share through
   December 2005 ...................................                          --            --

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1997
                                  (Continued)

                                                                                         DATE OF
                     PORTFOLIO COMPANY                                             INITIAL INVESTMENT      COST        FAIR VALUE
                     -----------------                                             ------------------   ----------   -----------
Coach USA, Inc. (NYSE - CUI) ...................................................   August 1996
  -143,112 shares of common stock ..............................................                        $1,863,357   $ 4,650,424

Container Acquisition, Inc. ....................................................   February 1997
  -1,370,000 shares of common stock ............................................                         1,370,000     1,370,000
  -48,994 shares of preferred stock ............................................                         4,899,400     4,899,400
  -Warrant to buy up to 370,588 shares of common
   stock at $.01 per share through February 2007 ...............................                             1,000         1,000

CRC Holdings, Corp. ............................................................   June 1997
  -35,000 shares of common stock ...............................................                         3,199,000     3,199,000
  -12% subordinated promissory note ............................................                           959,700       959,700

Drypers Corporation (NASDAQ - DYPR) ............................................   July 1991
  -1,107,882 shares of common stock ............................................                         6,426,618     4,807,017
  -25,000 shares of 7.5% convertible preferred stock ...........................                         2,500,000    10,847,314

Equicom, Inc. (formerly Texrock Radio, Inc.) ...................................   July 1997
  -10% promissory note .........................................................                         2,777,207     2,777,207

Garden Ridge Corporation (NASDAQ - GRDG) .......................................   July 1992
  -474,942 shares of common stock ..............................................                           685,030     6,458,830

Healthcare Technology Delivery, Inc. ...........................................   April 1997
  -9,000 shares of common stock ................................................                            50,000        50,000

Hot & Cool Holdings, Inc. ......................................................   March 1996                 --            --
  -9% increasing rate subordinated
   promissory note .............................................................                         1,300,000     1,300,000
  -10% subordinated notes ......................................................                         2,200,000     2,200,000
  -Warrants to buy up to 14,942 shares of common
    stock at $.01 per share through March 2006 .................................                              --         280,000
  -Warrants to buy up to 13,155 shares of common
    stock at $26 per share through April, 2007 .................................                              --            --

NCI Building Systems, Inc. (NASDAQ - BLDG) .....................................   April 1989
  -100,000 shares of common stock ..............................................                           159,784     3,550,000

                        The accompanying notes are an
                 integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1997
                                  (Continued)

                                                      DATE OF
              PORTFOLIO COMPANY                  INITIAL INVESTMENT    COST       FAIR VALUE
              -----------------                    --------------   ----------   ----------
One Engineering, Inc. ..........................     October 1997
  -666.7 shares of common stock ................                    $      667   $      667
  -prime + 1/2% promissory note ................                        66,181       66,181

Paracelsus Healthcare Corporation (NYSE - PLS) .    December 1990
  -1,263,058 shares of common stock ............                     5,278,748    3,958,090

Raytel Medical Corporation (NASDAQ - RTEL) .....      August 1997
  -33,073 shares of common stock ...............                       330,730      326,803

Restaurant Development Group, Inc. .............        June 1987
  -610,909 shares of Class A common stock ......                     2,891,156      700,000
  -Warrants to buy up to 62,500  shares of
   common stock at $3 per share through
   April 1998 ..................................                          --           --

Sovereign Business Forms, Inc. .................      August 1996
  -11,990 shares of preferred stock ............                     1,199,000    1,199,000
  -15% promissory notes ........................                       800,000      800,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006 ..                          --           --

Stephen L. LaFrance Holdings, Inc. .............   September 1997
  -2,498,452 shares of preferred stock .........                     2,498,452    2,498,452
  -Warrant to buy 269 shares of common stock
    for $.01 per share through September 2007 ..                          --           --

Strategic Holdings, Inc. .......................   September 1995
  -3,089,751 shares of common stock ............                     3,088,389    3,088,389
  -3,822,157 shares of Series B preferred stock                      3,820,624    3,820,624
  -Warrants to buy 225,000 and 100,000 shares of
    common stock at $0.4643 and $1.50 per share,
    respectively, through August 2005 ..........                          --        100,000
  -1,000 shares of SMIP, Inc. common stock .....                       150,000      150,000
  -15% promissory note of SMIP, Inc. ...........                       175,000      175,000

                        The accompanying notes are an
                 integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1997
                                  (Continued)

                                                    DATE OF
                PORTFOLIO COMPANY              INITIAL INVESTMENT     COST        FAIR VALUE
                -----------------               ----------------   -----------   ------------
Summit/DPC Partners, L.P. ...................       October 1995
  -36.11% limited partnership interest ......                      $ 2,600,000   $  2,600,000

Travis International, Inc. ..................      December 1986
  -66,784 shares of common stock ............                          534,589      1,502,640
  -104,500 shares of Class A common stock ...                           25,701      2,351,250

Triad Medical Inc. ..........................         April 1997
  -449,213 shares of common stock ...........                          300,000        300,000
  -Prime + 1/2% promissory note .............                        1,651,965      1,651,965

Tulsa Industries, Inc. ......................      December 1997
  -27,500 shares of common stock ............                           33,846         33,846
  -546,615 shares of Series A preferred stock                        5,466,154      5,466,154
  -Warrants to buy 31,731 shares of common
   stock at .001 per share ..................                             --             --

United Rentals, Inc. (NYSE:URI) .............       October 1997
  -62,149 shares of common stock ............                              397        928,200

VRPI Spin Off, Inc. .........................       January 1988
  -100 shares of common stock ...............                          250,000        250,000
  -10% secured promissory note ..............                        2,672,349      2,672,349
  -12% secured promissory note ..............                        1,050,000      1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation ..................                           25,000         20,000

WMW Industries, Inc. ........................       October 1989
  -602,707 shares of common stock ...........                        1,031,576      2,700,000
  -12% subordinated promissory note .........                          893,883        893,883
  -Junior participation in prime + 1.5% note                         1,012,576      1,012,576
                                                                   -----------   ------------
     Total ..................................                      $85,556,433   $151,449,786
                                                                   ===========   ============

                        The accompanying notes are an
                 integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1997
                                  (Continued)

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

       As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in Atlas Acquisition, Inc., Brazos Sportswear, Inc., Container Acquisition, Inc., CRC Holdings, Corp., Drypers Corporation, One Engineering, Inc., Restaurant Development Group, Inc., Strategic Holdings, Inc., Triad Medical Inc., Tulsa Industries, Inc., VRPI Spin Off, Inc. and WMW Industries, Inc. In addition, Healthcare Technology Delivery, Inc. and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at December 31, 1997. Such discounts, shown in the following table, total $17,100,722 or $3.54 per share as of December 31, 1997.

                                                                   DISCOUNT FROM
                                                                    MARKET VALUE
                                                                     -----------
                  Allied Waste Industries, Inc. ...........          $ 1,512,398
                  American Residential Services, Inc. .....            3,244,832
                  Brazos Sportswear, Inc. .................            5,878,170
                  Coach USA, Inc. .........................              143,828
                  Drypers Corporation .....................            5,541,975
                  Garden Ridge Corporation ................              309,094
                  Paracelsus Healthcare Corporation .......              304,731
                  Raytel Medical Corporation ..............               57,671
                  United Rentals, Inc. ....................              108,023
                                                                     -----------
                        Total discount ....................          $17,100,722
                                                                     ===========

       Income was earned in the amount of $2,102,520, $1,577,564 and $1,349,420 for the years December 31, 1997, 1996 and 1995 respectively, on portfolio securities of companies in which the Fund has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Coach USA, Inc., Paracelsus Healthcare Corporation, Raytel Medical Corporation, Summit/DPC Partners, L.P. and United Rentals, Inc. The Fund provides significant managerial assistance to portfolio companies that comprise 90% of the total value of the investments in portfolio companies at December 31, 1997.

                        The accompanying notes are an
                 integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1996

                                                       DATE OF
                  PORTFOLIO COMPANY               INITIAL INVESTMENT    COST      FAIR VALUE
                                                     -------------   ----------   -----------
 A. C. Liquidating Corporation ...................   February 1985
   -4,885 shares of 10% Series C
    cumulative preferred stock ...................                   $  488,500   $      --
   -10% secured promissory notes .................                      188,014          --

 Allied Waste Industries, Inc. (NASDAQ - AWIN) ...      March 1989
   -1,351,449 shares of common stock .............                    5,109,808    11,749,985
   -Warrants to buy up to 125,000 and 15,000
    shares of common stock at $5.00 and $13.50 per
    share through August 1999 and February 1997,
    respectively .................................                         --         126,563

 American Residential Services, Inc. (NYSE - ARS)    December 1995
   -1,221,035 shares of common stock .............                    3,057,100    24,909,505
   -Warrants to buy up to 100,000 shares
    of common stock at $15 per share through
    September 2001 ...............................                         --         263,125

 BSI Holdings, Inc. ..............................   February 1989
   -284,909 shares of common stock ...............                    1,331,187     8,750,000
   -1,200,000 shares of Series A preferred stock .                    1,200,000     1,200,000
   -3,528,500 shares of 8% Series B preferred stock                   3,528,500     3,528,500
   -Warrants to buy up to 3,991 shares of common
    stock at $35 per share through August 2006 ...                         --            --
   -1,000 shares of common stock of GCS RE, Inc. .                      132,910       200,000

 Cardiovascular Ventures, Inc. ...................   November 1991
   -150,000 shares of Series A convertible
    preferred stock ..............................                      375,000       375,000
   -214,286 shares of Series B convertible
    preferred stock ..............................                      750,001       750,001
   -56,717 shares of Series C convertible
    preferred stock ..............................                      248,137       248,137

                        The accompanying notes are an
                 integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1996
                                 (Continued)

                                                         DATE OF
                    PORTFOLIO COMPANY              INITIAL INVESTMENT   COST      FAIR VALUE
                                                     -------------   ----------   ----------
 Carruth-Doggett Industries, Inc. ................   December 1995
   -10% senior subordinated promissory note ......                   $2,250,000   $2,250,000
   -Warrant to buy up to 33,333 shares
    of common stock at $0.01 per share
    through December 2005 ........................                         --           --
   -Warrant to buy up to 249 shares of
    common stock of CDE Corp. at $0.01
    per share through December 2005 ..............                         --           --

 Coach USA, Inc. (NASDAQ - TOUR) .................     August 1996
   -143,112 shares of common stock ...............                    1,863,357    3,422,503

 David's Supermarkets, Inc. ......................   February 1990
   -735,000 shares of common stock ...............                      735,000      450,000
   -333,445 shares of 3.5% junior preferred stock                     3,334,450    3,334,450
   -Warrants to buy up to 538,462 shares of
    common stock at $1 per share through April 2000                        --           --

 Drypers Corporation (NASDAQ - DYPR) .............       July 1991
   -1,096,892 shares of common stock .............                    6,400,132    3,299,289
   -25,000 shares of 7.5% convertible
    preferred stock ..............................                    2,500,000    6,097,362
   -Warrants to buy up to 6,634 shares of common
    stock at $4 per share through June 1998 ......                         --           --

 Garden Ridge Corporation (NASDAQ - GRDG) ........       July 1992
   -474,942 shares of common stock ...............                      685,030    3,961,380

 Hot & Cool Holdings, Inc. .......................      March 1996
   -9% increasing rate subordinated
    promissory note ..............................                    1,300,000    1,300,000
   -10% subordinated note ........................                      400,000      400,000
   -Warrants to buy up to 14,942 shares of common
     stock at $.01 per share through March 2006 ..                         --           --

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1996
                                  (Continued)

                                                      DATE OF
             PORTFOLIO COMPANY                  INITIAL INVESTMENT    COST      FAIR VALUE
                                                   -------------   ----------   ----------
 Industrial Equipment Rentals, Inc. ............       June 1993
   -182,230 shares of common stock .............                   $    1,822   $1,349,960
   -5,371 shares of junior preferred stock .....                      537,100      537,100
   -67,500 shares of Series B senior convertible
    preferred stock ............................                      250,050      500,040
   -12% subordinated debenture .................                    1,077,778    1,077,778
   -9% senior subordinated debenture ...........                      499,950      499,950

 Midway Airlines Corporation ...................     August 1993
   -452,392 shares of Class C common stock .....                    1,195,616         --
   -274,761 shares of junior preferred stock ...                    2,747,610         --
   -12% subordinated note ......................                      271,000      271,000
   -Warrants to buy up to 203,250 shares
    of Class C common stock at $.01 per share
    through April 2002 .........................                         --           --

 NCI Building Systems, Inc. (NASDAQ - BLDG) ....      April 1989
   -100,000 shares of common stock .............                      159,784    3,450,000

 Paracelsus Healthcare Corporation (NYSE - PLS)    December 1990
  -1,263,058 shares of common stock ............                    5,278,748    4,249,455

 Restaurant Development Group, Inc. ............       June 1987
   -610,909 shares of Class A common stock .....                    2,891,156      800,000
   -Prime +2% promissory note ..................                      108,000      108,000
   -Warrants to buy up to 62,500  shares of
    common stock at $3 per share through
    April 1998 .................................                         --           --

Sovereign Business Forms, Inc. .................     August 1996
  -7,500 shares of preferred stock .............                      750,000      750,000
  -15% promissory note .........................                      550,000      550,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006 ..                         --           --

                        The accompanying notes are an
                 integral part of these financial statements.

                            EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 1996
                                  (Continued)

                                                         DATE OF
           PORTFOLIO COMPANY                       INITIAL INVESTMENT      COST        FAIR VALUE
                                                   ------------------   -----------   ------------
Strategic Holdings, Inc. .......................       September 1995
  -3,089,751 shares of common stock ............                        $ 3,088,389   $  3,088,389
  -3,822,157 shares of Series B preferred stock                           3,820,624      3,820,624
  -Warrants to buy 225,000 and 100,000 shares of
    common stock at $0.4643 and $1.50 per share,
    respectively, through August 2005 ..........                               --             --
  -1,000 shares of SMIP, Inc. common stock .....                            150,000        150,000
  -15% promissory note of SMIP, Inc. ...........                            175,000        175,000

Summit/DPC Partners, L.P. ......................         October 1995
  -36.11% limited partnership interest .........                          2,600,000      2,600,000

Travis International, Inc. .....................        December 1986
  -66,784 shares of common stock ...............                            534,589      1,502,640
  -104,500 shares of Class A common stock ......                             25,701      2,351,250

VRPI Spin Off, Inc. ............................         January 1988
  -100 shares of common stock ..................                            250,000        625,000
  -10% secured promissory note .................                          2,672,349      2,672,349
  -12% secured promissory note .................                          1,050,000      1,050,000
  -10,000 shares of common stock
   of Equus Video Corporation ..................                             25,000         25,000

WMW Industries, Inc. ...........................         October 1989
  (formerly Williams & Mettle Co.)
  -530,035 shares of common stock ..............                          1,024,309        463,830
  -12% subordinated promissory note ............                            763,747        763,747
  -Junior participation in prime + 1.5% note ...                          1,012,576      1,012,576
  -Warrant to buy 72,672 shares of common
   stock at $0.01 per share through
   December 1999 ...............................                               --             --
                                                                        -----------   ------------

     Total .....................................                        $69,388,024   $111,059,488
                                                                        ===========   ============

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995

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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $50,000 is included in the accompanying Statements of Operations for each of the three years ended December 31, 1997.

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

      Included in "Deferred management incentive fees" in the accompanying Balance Sheets was $10,784,028 at December 31, 1996, which was calculated on the net unrealized appreciation of investments in portfolio securities. Pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee, which had increased to $11,210,529 at March 31, 1997, was paid on May 15, 1997, by the issuance to the Management Company of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997. Deferred management incentive fee expense of $426,501, $6,488,693 and $1,277,595 resulting from increases in net unrealized appreciation on portfolio securities have been included in the accompanying Statements of Operations for the three years ended December 31, 1997. Current management incentive fees of $55,825 and $1,058,012 were included in the accompanying Statement of Operations for the years ended December 31, 1997 and 1996, respectively. At December 31, 1996, $125,135 of incentive fees to be reimbursed by the Management Company to the Fund are netted in "Due to Management Company", against $516,117 of management fees due to the Management Company.

      The Management Company is controlled by a privately-owned corporation.

      As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund will be granted incentive stock options to purchase shares of the Fund's stock from time to time. See Note 11. Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options from such Portfolio Companies in consideration for such service.

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $147,899,786 (including $89,710,511 in publicly-traded securities, net of a $17,100,722 Valuation Discount) and $107,609,488 (including $58,079,167 in publicly-traded securities, net of a $15,599,614 Valuation Discount) at December 31, 1997 and 1996, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

      On a daily basis, the Fund adjusts its net asset value for changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. ("Lipper") and also publishes the daily net asset value on its web site at www.equuscap.com. On a weekly basis, such net asset values appear in various publications, including BARRON'S and THE WALL STREET Journal.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had undistributed capital gains during 1997 of $35,313. A dividend of such income was declared and will be distributed in late 1998 or early 1999. The Fund had a net investment loss for tax purposes for the years ended December 31, 1997 and 1996, and therefore distributed no net investment income. The Fund, for book purposes, had undistributed net capital gains of $11,178,936 at December 31, 1997. However, for tax purposes, the Fund has distributed all but $35,313 of its net realized capital gains. The Fund at December 31, 1997, reclassified the difference of $11,143,623 from Undistributed net capital gains to Additional paid-in capital.

      The following is a reconciliation of the difference in the Fund's net realized gain on the sale of portfolio securities for book and tax purposes.

                                                 1997           1996           1995
                                              -----------    -----------    -----------
Net realized gain on the sales of portfolio
  securities, book ........................   $ 7,565,699    $ 4,037,326    $ 7,668,524
Management incentive fee ..................    (7,530,386)    (1,058,012)          --
Reversal of amounts previously written off           --             --           48,838
Utilization of capital loss carryforwards .          --             --       (1,892,377)
                                              -----------    -----------    -----------
Net realized gain on the sales of
  portfolio securities, tax ...............   $    35,313    $ 2,979,314    $ 5,824,985
                                              ===========    ===========    ===========

(5)   DIVIDENDS

      The Fund declared dividends of $2,380,327 ($0.50 per share), $3,180,422 ($0.76 per share), and $5,814,990 ($2.00 per share) during 1997, 1996 and 1995, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1997 dividend was paid in additional shares of common stock or in cash by specific election of the shareholders in January 1998, and represented a return of capital. The 1996 and 1995 dividends, which represented the Fund's net investment income and net capital gains for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in January 1997 and December 1995. The Fund paid $828,556, $1,209,850 and $2,753,180 in cash and issued 67,837, 115,916 and 231,080 additional shares of stock at $22.875, $17.00 and $13.25 per share, in January 1998, January 1997 and December 1995, respectively, in connection with such dividends. The stock issued in January 1998 and 1997 is reflected as outstanding as of December 31, 1997 and 1996 in the accompanying financial statements.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts earning interest at rates ranging from 3.50% to 5.30% at December 31, 1997. The following is a list of temporary cash investments at December 31, 1997 and 1996:

                                                           1997          1996
                                                       -----------   -----------
NationsBank of Texas, N.A ..........................   $75,164,751   $69,129,279
Great Hall Money Market ............................          --              11
                                                       -----------   -----------
                     Total money market accounts ...   $75,164,751   $69,129,290
                                                       ===========   ===========

(7)   ACCOUNTS RECEIVABLE

      Included in Accounts receivable at December 31, 1997, was $840,000 in royalties receivable from United Rentals, Inc. related to the sale of the Fund's investment in J&J Rental Service, Inc. and $90,712 in escrow related to the sale of the Fund's investment in Industrial Equipment Rentals, Inc.

(8)   PORTFOLIO SECURITIES

      During the year ended December 31, 1997, the Fund invested $27,644,902 in eleven new companies and made follow-on investments of $5,952,669 in eight portfolio companies, including $1,238,434 in accrued interest and dividends received in the form of additional portfolio securities and $330,730 in securities received upon the sale of securities of another portfolio company. In addition, the Fund realized a net capital gain of $7,565,699 during the year ended December 31, 1997.

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

(9)   DEFERRED REORGANIZATION COSTS

      The Fund paid $117,300 in expenses related to the formation of the Fund and amortized such amount over 5 years. Accumulated amortization of such expenses totaled $117,300 and $105,570 at December 31, 1997 and 1996, respectively.

(10)  NOTES PAYABLE TO BANK

      The Fund has a $150,000,000 line of credit promissory note with NationsBank of Texas, N.A., with interest payable at 1% over the rate earned in its money market account. The Fund had $75,000,000 and $65,000,000 outstanding on such note at December 31, 1997 and 1996, respectively, that was secured by $75,000,000 and $65,000,000 of the Fund's temporary cash investments. The Fund paid $75,000 and $50,000 in commitment fees in 1997 and 1996, which were capitalized and amortized over the commitment period.
The note matures on April 1, 1998.

      The Fund has a $30,000,000 revolving line of credit with NationsBank of Texas, N.A. that expires on April 1, 1998. The Fund had $6,900,000 and $300,000 outstanding under such line of credit at December 31, 1997 and 1996, respectively, which is secured by the Fund's investments in portfolio securities. The Fund paid a $20,000 commitment fee in 1996 in connection with such loan, which was capitalized and amortized over the commitment period which ended April 4, 1997. The outstanding balance on the loan bears interest at prime + 1/4% to 3/4%. The fund also pays 1/4% interest on the unused portion of the line of credit.

      The average daily balances outstanding on the Fund's notes payable during the years ended December 31, 1997 and 1996, were $4,284,027 and $5,956,570, respectively.

(11)  STOCK OPTION PLAN

      At a special meeting of shareholders of the Fund on April 9, 1997, shareholders approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. Implementation of this plan was subject to the receipt of an exemptive order from the Securities and Exchange Commission ("SEC"), which was received on May 8, 1997. On May 9, 1997, the Compensation committee of the Board of Directors authorized the Fund to issue options to the officers of the Fund to buy up to 830,136 shares of the Fund's common stock at $17 per share. On July 1, 1997, the Fund issued options to the officers of the Fund to buy up to 66,995 shares of the Fund's common stock at $21.3125 per share.

      The Stock Incentive Option Plan also provides that each director who is not an officer of the Fund be granted an incentive stock option to purchase 5,000 shares of the Fund's common stock. In addition, beginning with the 1998 annual meeting of shareholders, each director who is not an officer of the Fund will, on the first business day following the annual meeting, be granted a nonqualified stock option to purchase 2,000 shares of the Fund's common stock. The initial 30,000 options to the directors were issued upon the receipt of an exemptive order from the SEC on November 4, 1997, at a price of $24 per share.

      Under the 1997 Stock Incentive Option Plan, options to purchase 927,131 shares of the Fund's common stock at prices ranging $17 to $24 per share were outstanding at December 31, 1997. During the year ended December 31, 1997, no options were exercised. Outstanding options expire in May 2007 through November 2007. If all options granted were exercised as of December 31, 1997, there would have been dilution of net assets per share of approximately $1.28 per share, or 4.3%, as a result of such exercise.

      In accordance with the terms of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"), because the exercise price of the Fund's Incentive Options equals the market price of the underlying stock on the date of grant, the Fund records no compensation expense for its stock option awards. As required by the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-based Compensation ("SFAS 123"), the Fund provides the following disclosure of hypothetical values for these awards. The weighted average grant-date fair value of options granted during 1997 was $3.86 per share. This value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend of 5.1%, expected volatility of 25.3%, risk free interest rates ranging from 6.0% to 6.7%, and expected lives of 10 years. Had compensation expense been recorded based on these hypothetical values, the Fund's 1997 total increase in net assets from operations would have been reduced by $3,574,260. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

(12)  RIGHTS OFFERING

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

(13)  COMMITMENTS AND CONTINGENCIES

      The Fund has made commitments to invest, under certain circumstances, up to an additional $850,000 in Atlas Acquisition, Inc., $9,350,000 in Equicom, Inc., $565,500 in GCS RE, Inc., $500,000 in Hot & Cool Holdings, Inc., $2,433,819 in One Engineering, Inc., $2,000,000 in Sovereign Business Forms, Inc. and $548,034 in Triad Medical Inc. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment. In addition, the Fund has committed to invest up to $2,500,000 in one new company.

      On April 1, 1996, two stockholders of the Fund filed an action in federal district court in Houston, Texas against the directors of the Fund, the Management Company, and the Fund. Their suit alleged that by approving the rights offering which was announced in March 1996, the Management Company and the directors of the Fund violated their fiduciary duties to the Fund's stockholders under the Investment Company Act of 1940 and Delaware common law. They also alleged that the Management Company aided and abetted these breaches of fiduciary duty. The plaintiffs moved the court to certify their suit as a class action on behalf of all stockholders of the Fund. The court dismissed their suit in December 1996, but the plaintiffs made substantially similar claims in an amended shareholder derivative action which they filed in January 1997. The plaintiffs did not specify the amount of any damages in either suit. The derivative action lawsuit was also dismissed by the court on February 11, 1998; however, the plaintiffs have the right to appeal. During the years ended December 31, 1997 and 1996, the Fund incurred $45,682 and $92,336, respectively, in legal expenses related to such action.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(14)  SUBSEQUENT EVENTS

      Subsequent to December 31, 1997, the Fund repaid a net $75,000,000 of notes payable to the bank.

      In January 1998, the Fund advanced an additional $3,595,380 under a 10% promissory note to Equicom, Inc., in connection with the acquisition of 8 additional radio stations. On January 27, 1998, the Fund converted $6,372,586 in promissory notes along with $67,919 in accrued interest into 819,680 shares of common stock and 619,050 shares of preferred stock of Equicom, Inc. In February 1998, the Fund acquired for $145,000 an additional 14,500 shares of Equicom, Inc. preferred stock.

      In January 1998, the Fund made additional investments by advancing $500,000, $46,246 and $148,035 to Hot & Cool Holdings, Inc., One Engineering, Inc. and Triad Medical Inc., respectively, under subordinated promissory notes.

      In January 1998, the Fund advanced an additional $425,000 in the form of a junior participation agreement to Atlas Acquisition, Inc.

      On January 15, 1998, the Fund sold its investment in WMW Industries, Inc. The Fund received $1,012,576 in cash to pay off its junior participation note and 162,428 shares of United States Filter Corp. ("U.S. Filter") common stock. The Fund could receive up to an additional 41,560 shares of U.S. Filter common stock, which were placed in an escrow account as security for various representations made by the Fund. The transaction with U.S. Filter, which is traded on the New York Stock Exchange, was a tax free exchange, therefore the Fund did not realize a capital gain on the sale.

      In January 1998, initial public offerings of the common stock of Travis International, Inc. and Triad Medical Inc. were postponed due to the market conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information about the Directors and Executive Officers of the Registrant is incorporated by reference to the Fund's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 1998 (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

      Information regarding Executive Compensation is incorporated by reference to the Fund's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund's 1998 Proxy Statement.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)      FINANCIAL STATEMENTS                                          PAGE

      Report of Independent Public Accountants                              27

      Balance Sheets
      December 31, 1997 and 1996                                            28

      Statements of Operations for the years
      ended December 31, 1997, 1996 and 1995                                29

      Statements of Changes in Net Assets for the
      years ended December 31, 1997, 1996 and 1995                          30

      Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995                                      31

      Selected Per Share Data and Ratios for the
      five years ended December 31, 1997                                    33

      Schedule of Portfolio Securities
      at December 31, 1997                                                  34

      Schedule of Portfolio Securities
      at December 31, 1996                                                  39

      Notes to Financial Statements                                         43

      All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable, not present or not present in amounts sufficient to require submission of the schedule.

(a)(3)      EXHIBITS

3.    Articles of Incorporation and by-laws

      (a) Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991]

      (b) Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993]

      (c) Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995]

10.   Material Contracts

      (a) Form of Management Agreement between the Fund and Equus Capital Management Corporation. [Incorporated by reference to Exhibit A to the Definitive Proxy Statement dated February 24, 1997

      (b) 1997 Stock Incentive Plan [Incorporated by reference to Exhibit B to the Registrant's Definitive Proxy Statement dated February 24, 1997]

      (c) Amended and Restated Loan Agreement by and between Equus II Incorporated and NationsBank of Texas, N.A., dated March 29, 1996 [Incorporated by reference to Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.]

(b)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Fund during the last quarter of the period covered by this report.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.


                                          EQUUS II INCORPORATED

                                          /s/ NOLAN LEHMANN
Date:  February 24, 1998                  Nolan Lehmann, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE          TITLE                             DATE


/s/ GREGORY J. FLANAGAN     Director                          February 24, 1998
(Gregory J. Flanagan)

/s/ ROBERT L. KNAUSS        Director                          February 24, 1998
(Robert L. Knauss)

/s/ GARY R. PETERSEN        Director                          February 24, 1998
(Gary R. Petersen)

/s/ JOHN W. STORMS          Director                          February 24, 1998
(John W. Storms)


/s/ FRANCIS D. TUGGLE       Director                          February 24, 1998
(Francis D. Tuggle)


/s/ EDWARD E. WILLIAMS      Director                          February 24, 1998
(Edward E. Williams)


/s/ NOLAN LEHMANN           President and Director            February 24, 1998
(Nolan Lehmann)             (principal financial
                            and accounting officer)

/s/ SAM P. DOUGLASS         Chairman  of the Board            February 24, 1998
(Sam P. Douglass)           and Chief Executive
                            Officer (principal
                            executive officer)