Form 10-Q
period 1998-03-31
EQUUS II INC
filed 1998-05-13
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

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

       Title of each class
       on which registered                      Name of each exchange
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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $119,019,020 computed on the basis of $27.875 per share, closing price of the common stock on the American Stock Exchange, Inc. on May 8, 1998. For the purpose of calculating this amount only, all Directors and executive officers of the registrant have been treated as affiliates. There were 4,828,492 shares of the registrant's common stock, $.001 par value, outstanding, as of May 13, 1998. The net asset value of a share at March 31, 1998 was $31.63.

Documents incorporated by reference:  None

                             EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX



PART I.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----
    Item 1. Financial Statements

            Balance Sheets

            - March 31, 1998 and December 31, 1997 ........................   1

            Statements of Operations

            - For the three months ended March 31, 1998 and 1997 ..........   2

            Statements of Changes in Net Assets

            - For the three months ended March 31, 1998 and 1997 ..........   3

            Statements of Cash Flows

            - For the three months ended March 31, 1998 and 1997 ..........   4

            Selected Per Share Data and Ratios

            - For the three months ended March 31, 1998 and 1997 ..........   6

            Schedule of Portfolio Securities

            - March 31, 1998 ..............................................   7

            Notes to Financial Statements .................................  13

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................  19

PART II.    OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K ..............................  23

SIGNATURE .................................................................. 23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                                                                 1998                      1997
                                                                                              ------------              ------------
ASSETS

Investments in portfolio securities at fair value
     (cost $91,703,159 and $85,556,433, respectively) ..........................              $165,651,446              $151,449,786
Temporary cash investments, at cost which
     approximates fair value ...................................................                75,154,317                75,164,751
Cash ...........................................................................                    15,766                    15,991
Accounts receivable ............................................................                   841,326                   932,038
Accrued interest receivable ....................................................                   508,605                   513,623
Commitment fees ................................................................                      --                      18,750
                                                                                              ------------              ------------
          Total assets .........................................................               242,171,460               228,094,939
                                                                                              ------------              ------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ..........................................................                    74,952                   173,277
     Dividend payable ..........................................................                      --                     828,556
     Due to management company .................................................                   763,540                   722,354
     Notes payable to bank .....................................................                88,625,000                81,900,000
                                                                                              ------------              ------------
          Total liabilities ....................................................                89,463,492                83,624,187
                                                                                              ------------              ------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares issued or outstanding ............................                      --                        --
     Common stock, $.001 par value, 10,000,000 shares
        authorized, 4,828,492 shares issued and
        outstanding ............................................................                     4,828                     4,828
     Additional paid-in capital ................................................                78,453,797                78,537,258
     Undistributed net investment income .......................................                      --                        --
     Undistributed net capital gains ...........................................                   301,056                    35,313
     Unrealized appreciation of portfolio securities,
       net .....................................................................                73,948,287                65,893,353
                                                                                              ------------              ------------
          Total net assets .....................................................              $152,707,968              $144,470,752
                                                                                              ============              ============
          Net assets per share .................................................              $      31.63              $      29.92
                                                                                              ============              ============

   The accompanying notes are an integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                                1998                       1997
                                                                                            ------------               ------------
Investment income:
     Income from portfolio securities ........................................              $  1,177,929               $    513,859
     Interest from temporary cash investments ................................                    16,924                     49,869
                                                                                            ------------               ------------
          Total investment income ............................................                 1,194,853                    563,728
                                                                                            ------------               ------------
Expenses:
     Management fee ..........................................................                   763,540                    524,084
     Management incentive fee ................................................                      --                       55,824
     Deferred management incentive fee .......................................                      --                      426,501
     Director fees and expenses ..............................................                    59,119                     48,929
     Professional fees .......................................................                    83,162                    164,953
     Administrative fees .....................................................                    12,500                     12,500
     Mailing, printing and other expenses ....................................                    26,462                     46,906
     Interest expense ........................................................                   317,631                     77,767
     Franchise taxes .........................................................                    15,900                     18,558
     Amortization ............................................................                      --                        5,865
                                                                                            ------------               ------------
          Total expenses .....................................................                 1,278,314                  1,381,887
                                                                                            ------------               ------------
Net investment loss ..........................................................                   (83,461)                  (818,159)
                                                                                            ------------               ------------
Realized gain (loss) on sales of portfolio
  securities, net ............................................................                   265,743                 (3,935,954)
                                                                                            ------------               ------------
Unrealized appreciation of portfolio securities, net:
     End of period ...........................................................                73,948,287                 48,019,049
     Beginning of period .....................................................                65,893,353                 41,671,464
                                                                                            ------------               ------------
     Increase in unrealized appreciation, net ................................                 8,054,934                  6,347,585
                                                                                            ------------               ------------
     Total increase in net assets from operations ............................              $  8,237,216               $  1,593,472
                                                                                            ============               ============
Basic earnings per common share ..............................................              $       1.71               $       0.37
                                                                                            ============               ============
Diluted earnings per common share ............................................              $       1.61               $       0.37
                                                                                            ============               ============
Weighted average common shares outstanding - Basic ...........................                 4,828,492                  4,300,682
                                                                                            ============               ============
Weighted average common shares and common equivalent
     shares outstanding - Diluted ............................................                 5,124,606                  4,300,682
                                                                                            ============               ============

   The accompanying notes are an integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                      1998            1997
                                                  -------------   -------------
Operations:

     Net investment loss ......................   $     (83,461)  $    (818,159)
     Realized gain (loss) on sales of portfolio
        securities, net .......................         265,743      (3,935,954)
     Increase in unrealized appreciation of
        portfolio securities, net .............       8,054,934       6,347,585
                                                  -------------   -------------

Increase in net assets from operations ........       8,237,216       1,593,472

Net assets at beginning of period .............     144,470,752     103,223,308
                                                  -------------   -------------

Net assets at end of period ...................   $ 152,707,968   $ 104,816,780
                                                  =============   =============

   The accompanying notes are an integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                        1998           1997
                                                    ------------   ------------
Cash flows from operating activities:
     Interest and dividends received ............   $    428,899   $    781,953
     Cash paid to management company, directors,
        bank and suppliers ......................     (1,316,703)      (725,654)
                                                    ------------   ------------
        Net cash provided (used) by operating
          activities ............................       (887,804)        56,299
                                                    ------------   ------------
Cash flows from investing activities:
     Purchase of portfolio securities ...........     (6,493,947)    (7,511,000)
     Proceeds from sales of portfolio securities         462,075           --
     Principal payments from portfolio companies       1,012,576        271,000
     Deposit made on pending investment .........           --         (337,500)
                                                    ------------   ------------
        Net cash used by investing activities ...     (5,019,299)    (7,577,500)
                                                    ------------   ------------
Cash flows from financing activities:
     Advances from bank .........................     84,075,000     70,400,000

     Repayments to bank .........................    (77,350,000)   (65,300,000)
     Dividend payments ..........................       (828,556)    (1,209,850)
                                                    ------------   ------------
        Net cash provided by financing activities      5,896,444      3,890,150
Net decrease in cash and cash equivalents .......         10,659     (3,631,051)

Cash and cash equivalents at beginning of period      75,180,742     69,129,290
                                                    ------------   ------------
Cash and cash equivalents at end of period ......   $ 75,170,083   $ 65,498,239
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                                   (Continued)

                                                         1998           1997
                                                     -----------    -----------
Reconciliation of increase in net assets from operations to net cash provided (used) by operating activities:

Increase in net assets from operations ...........   $ 8,237,216    $ 1,593,472

Adjustments to reconcile increase in net assets from operations to net cash used by operating activities:

     Realized gain (loss) on sale of portfolio
         securities, net .........................      (265,743)     3,935,954
     Increase in unrealized appreciation, net ....    (8,054,934)    (6,347,585)
     Increase in accounts receivable .............          --          (27,131)
     Accrued interest and dividends exchanged for
         portfolio securities ....................      (770,972)      (279,413)
     Increase in accrued interest receivable .....         5,018        524,769
     Amortization of commitment fee ..............        18,750         17,500
     Amortization of reorganization costs ........          --            5,865
     Increase (decrease) in accounts payable .....       (98,325)        17,441
     Increase in due to management company .......        41,186        615,427
                                                     -----------    -----------
Net cash provided (used) by operating activities .   $  (887,804)   $    56,299
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements

                              EQUUS II INCORPORATED
         SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                         1998           1997
                                                       --------       --------
Investment income ................................     $   0.25       $   0.13

Expenses .........................................         0.27           0.32
                                                       --------       --------
     Net investment loss .........................        (0.02)         (0.19)

Realized gain (loss) on sale of portfolio
  securities, net ................................         0.06          (0.92)

Increase in unrealized appreciation of
  portfolio securities, net ......................         1.67           1.48
                                                       --------       --------
     Increase in net assets from operations ......         1.71           0.37

Net assets at beginning of period ................        29.92          24.00
                                                       --------       --------
Net assets at end of period ......................     $  31.63       $  24.37
                                                       ========       ========
Ratio of expenses to average net assets ..........         0.86%          1.33%

Ratio of net investment loss to average
  net assets .....................................        (0.06)%        (0.79)%

Ratio of increase in net assets from
  operations to average net assets ...............         5.54%          1.53%

   The accompanying notes are an integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1998
                                   (Unaudited)

                                                                           Date of
         Portfolio Company                                            Initial Investment           Cost              Fair Value
         -----------------                                            ------------------           ----              ----------
A. C. Liquidating Corporation                                            February 1985
  -10% secured promissory notes                                                                  $ 188,014           $          -

Allied Waste Industries, Inc. (NASDAQ - AWIN)                             March 1989
  -1,100,000 shares of common stock                                                              4,037,572             26,641,656
  -Warrants to buy up to 125,000 shares of common
   stock at $5.00 per share through August 1999                                                          -              1,700,215

American Residential Services, Inc. (NYSE - ARS)                         December 1995
  -1,125,000 shares of common stock                                                              3,000,272              9,949,564
  -Warrants to buy up to 100,000 shares of common
    stock at $15 per share through September 2001                                                        -                      -

Atlas Acquisition, Inc.                                                    May 1997
  -32,000 shares of common stock                                                                    32,000                      -
  -19,680 shares of preferred stock                                                              1,968,000                      -
  -Junior participation agreement                                                                  850,000                850,000

Brazos Sportswear, Inc. (NASDAQ - BRZS)                                  February 1989
  -2,160,308 shares of common stock                                                              1,331,187             10,180,452
  -4,018,514 shares of 8% Series B1 preferred stock                                              4,018,514              4,018,514
  -1,366,647 shares of 8% Series B2 preferred stock                                              1,366,647              1,366,647
  -1,119,057 shares of 8% Series B3 preferred stock                                              1,119,057              1,119,057
  -Warrants to buy up to 30,261 and 140,578 shares
   of common stock at $4.62 and $6.59 per share
    through August 2006 and March 2007, respectively                                                     -                  2,799
  -1,000 shares of common stock of GCS RE, Inc.                                                    132,910                300,000

   The accompanying notes are an integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1998
                                  (Unaudited)
                                  (Continued)

                                                                       Date of
       Portfolio Company                                          Initial Investment            Cost            Fair Value
       -----------------                                          ------------------            ----            ----------
Carruth-Doggett Industries, Inc.                                     December 1995
  -10% senior subordinated promissory note                                                   $2,250,000        $  2,250,000
  -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005                                                     -           1,500,000
  -Warrant to buy up to 249 shares of common
   stock of CDE Corp. at $0.01 per share through
   December 2005                                                                                      -                   -

Coach USA, Inc. (NYSE - CUI)                                          August 1996
  -135,000  shares of common stock                                                            1,757,737           5,696,325

Container Acquisition, Inc.                                          February 1997
  -1,370,000 shares of common stock                                                           1,370,000           1,370,000
  -50,202 shares of preferred stock                                                           5,020,200           5,020,200
  -Warrant to buy up to 370,588 shares of common
   stock at $.01 per share through February 2007                                                  1,000               1,000

CRC Holdings, Corp.                                                    June 1997
  -35,000 shares of common stock                                                              3,199,000           3,199,000
  -12% subordinated promissory note                                                             959,700             959,700

Drypers Corporation (NASDAQ - DYPR)                                    July 1991
  -3,677,906 shares of common stock                                                           9,328,556          18,506,521

Equicom, Inc. (formerly Texrock Radio, Inc.)                           July 1997
  -819,680 shares of common stock                                                               250,000             250,000
  -703,184 shares of preferred stock                                                          7,031,840           7,031,840

Garden Ridge Corporation (NASDAQ - GRDG)                               July 1992
  -474,942 shares of common stock                                                               685,030           9,962,502

   The accompanying notes are an integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1998
                                  (Unaudited)
                                  (Continued)

                                                 Date of
             Portfolio Company               Initial Investment     Cost           Fair Value
             -----------------               ------------------     ----           ----------
Healthcare Technology Delivery, Inc.            April 1997
  -9,000 shares of common stock                                   $  50,000        $   50,000

Hot & Cool Holdings, Inc.                       March 1996
  -9% increasing rate subordinated
   promissory note                                                  1,300,000         1,300,000
  -10% subordinated notes                                           2,700,000         2,700,000
  -Warrants to buy up to 14,942 shares of common
    stock at $.01 per share through March 2006                              -           280,000
  -Warrants to buy up to 13,155 shares of common
    stock at $26 per share through April, 2007                              -                 -

NCI Building Systems, Inc. (NASDAQ - BLDG)      April 1989
  -100,000 shares of common stock                                     159,784         4,850,000

OEI International, Inc.,                       October 1997
     (formerly One Engineering, Inc.)
  -666.7 shares of common stock                                           667               667
  -Prime + 1/2% promissory note                                       400,379           400,379

Paracelsus Healthcare Corporation (NYSE - PL   December 1990
  -1,263,058 shares of common stock                                 5,278,748         5,424,049

Raytel Medical Corporation (NASDAQ - RTEL)      August 1997
  -33,073 shares of common stock                                      330,730           237,950

Restaurant Development Group, Inc.               June 1987
  -610,909 shares of Class A common stock                           2,891,156           700,000
  -Warrants to buy up to 62,500  shares of
   common stock at $3 per share through
   April 1998                                                               -                 -

   The accompanying notes are an integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1998
                                  (Unaudited)
                                  (Continued)

                                                             Date of
     Portfolio Company                                  Initial Investment        Cost              Fair Value
     -----------------                                  ------------------        ----              ----------
Sovereign Business Forms, Inc.                              August 1996
  -12,535 shares of preferred stock                                             $1,253,500          $ 1,253,500
  -15% promissory notes                                                            800,000              800,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006                                            -                    -

Stephen L. LaFrance Holdings, Inc.                        September 1997
  -2,498,452 shares of preferred stock                                           2,498,452            2,498,452
  -Warrant to buy 269 shares of common stock
    for $.01 per share through September 2007                                            -                    -

Strategic Holdings, Inc.                                  September 1995
  -3,089,751 shares of common stock                                              3,088,389            3,088,389
  -3,822,157 shares of Series B preferred stock                                  3,820,624            3,820,624
  -Warrants to buy 225,000 and 100,000 shares of
    common stock at $0.4643 and $1.50 per share,
    respectively, through August 2005                                                  -                100,000
  -1,000 shares of SMIP, Inc. common stock                                         150,000              150,000
  -15% promissory note of SMIP, Inc.                                               175,000              175,000

Summit/DPC Partners, L.P.                                  October 1995
  -36.11% limited partnership interest                                           2,600,000            2,600,000

Travis International, Inc.                                 December 1986
  -66,784 shares of common stock                                                   534,589            1,803,168
  -104,500 shares of Class A common stock                                           25,701            2,821,500

Triad Medical Inc.                                          April 1997
  -449,213 shares of common stock                                                  300,000              300,000
  -Prime + 1/2% promissory note                                                  2,025,000            2,025,000

   The accompanying notes are an integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1998
                                  (Unaudited)
                                  (Continued)

                                                          Date of
        Portfolio Company                           Initial Investment             Cost              Fair Value
        -----------------                           ------------------             ----              ----------
Tulsa Industries, Inc.                                 December 1997
  -27,500 shares of common stock                                               $    33,846         $     33,846
  -546,615 shares of Series A preferred stock                                    5,466,154            5,466,154
  -Warrants to buy 31,731 shares of common
   stock at $.001 per share                                                              -                    -

United Rentals, Inc. (NYSE:URI)                         October 1997
  -54,334 shares of common stock                                                       397            1,370,303

United States Filter Corporation (NYSE:USF)             October 1989
  -162,428 shares of common stock                                                1,925,459            5,534,125

VRPI Spin Off, Inc.                                     January 1988
  -100 shares of common stock                                                      250,000              250,000
  -10% secured promissory note                                                   2,672,349            2,672,349
  -12% secured promissory note                                                   1,050,000            1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation                                                          25,000               20,000
                                                                               -----------         ------------
     Total                                                                     $91,703,159         $165,651,446
                                                                               ===========         ============

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

   The accompanying notes are an integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1998
                                  (Unaudited)
                                  (Continued)


        As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in Atlas Acquisition, Inc., Brazos Sportswear, Inc., Container Acquisition, Inc., CRC Holdings, Corp., Drypers Corporation, OEI International, Inc., Restaurant Development Group, Inc., Strategic Holdings, Inc., Triad Medical Inc., Tulsa Industries, Inc., VRPI Spin Off, Inc. and WMW Industries, Inc. In addition, Healthcare Technology Delivery, Inc. and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at March 31, 1998. Such discounts, shown in the following table, total $16,419,365 or $3.40 per share as of March 31, 1998.

                                                                  DISCOUNT FROM
                                                                  MARKET VALUE
                                                                  -----------
Allied Waste Industries, Inc. .............................       $ 1,619,848
American Residential Services, Inc. .......................         1,230,123
Brazos Sportswear, Inc. ...................................         5,651,350
Coach USA, Inc. ...........................................           176,175
Drypers Corporation .......................................         6,779,082
Garden Ridge Corporation ..................................           308,119
Paracelsus Healthcare Corporation .........................           417,594
Raytel Medical Corporation ................................            23,534
United Rentals, Inc. ......................................            42,381
United States Filter Corporation ..........................           171,159
                                                                  -----------
      Total discount ......................................       $16,419,365
                                                                  ===========

        Income was earned in the amount of $456,648 and $411,415 for the three months ended March 31, 1998 and 1997 respectively, on portfolio securities of companies in which the Fund has a controlling interest.

        As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Coach USA, Inc., Paracelsus Healthcare Corporation, Raytel Medical Corporation, Summit/DPC Partners, L.P., United Rentals, Inc. and United States Filter Corporation. The Fund provides significant managerial assistance to portfolio companies that comprise 87% of the total value of the investments in portfolio companies at March 31, 1998.

   The accompanying notes are an integral part of these financial statements

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                  (Unaudited)

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

        The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to acquire other businesses, including leveraged buyouts. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund's investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of investments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

(2)     MANAGEMENT

        The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives $50,000 per year as compensation for providing certain investor communication services, of which $12,500 is included in the accompanying Statements of Operations for each of the three months ended March 31, 1998 and 1997.

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

        Pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee, which was calculated to be $11,210,529 based on the net unrealized appreciation of investments in portfolio securities at March 31, 1997, was paid by the issuance to the Management Company of 459,973 unregistered shares of common stock of the Fund on May 15, 1997. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997. Deferred management incentive fee expense of $426,501 resulting from increases in net unrealized appreciation on portfolio securities has been included in the accompanying Statement of Operations for the three months ended March 31, 1997. Current management incentive fees of $55,825 were included in the accompanying Statement of Operations for the month ended March 31, 1997.

        The Management Company is controlled by a privately-owned corporation.

        As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $25,000 paid quarterly in arrears, a fee of $3,000 for each meeting of the Board of Directors attended in person, a fee of $1,500 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is automatically granted incentive stock options to purchase shares of the Fund's stock at the time of their initial election and annually thereafter. See Note
10. Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options from such Portfolio Companies in consideration for such service.

(3)     SIGNIFICANT ACCOUNTING POLICIES

        Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $147,899,786 (including $89,672,336 in publicly-traded securities, net of a $16,419,365 Valuation Discount) and $147,899,786 (including $89,710,511 in publicly-traded securities, net of a $17,100,722 Valuation Discount) at March 31, 1998 and December 31, 1997, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

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

        Earnings Per Common Share - Earnings per common share is calculated by dividing total increase in net assets from operations by the weighted average number of shares of common shares outstanding during the period. Weighted average number of shares of common stock outstanding for diluted earnings per common share includes the dilutive effect of common stock equivalents. The only reconciling difference between the denominators for basic and diluted earnings per share is the impact of common stock options outstanding, calculated using the treasury stock method.

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

(4)     BOOK TO TAX RECONCILIATION

        The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had undistributed capital gains during 1997 of $35,313. A dividend of such income was declared and will be distributed in late 1998 or early 1999. The Fund had a net investment loss for tax purposes for the three months ended March 31, 1998 and 1997, and therefore distributed no net investment income.

        The following is a reconciliation of the difference in the Fund's net realized gain on the sale of portfolio securities for book and tax purposes.

                                                         1998            1997
                                                       --------     -----------
Net realized gain on the sales of portfolio
  securities, book ...............................     $265,743     $(3,935,954)
Management incentive fee .........................         --           (55,824)
                                                       --------     -----------
Net realized gain on the sales of
  portfolio securities, tax ......................     $265,743     $(3,991,778)
                                                       ========     ===========

(5)     DIVIDENDS

        The Fund declared no dividends during the three months ended March 31, 1998 and 1997, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The Fund has not adopted any set policy concerning whether dividends will be paid only in cash, or in stock or cash by specific election. If the Fund does not have available cash to pay the minimum dividends, it may borrow the required funds or sell some of its portfolio investments.

(6)     TEMPORARY CASH INVESTMENTS

        Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts at Nations Bank of Texas, N.A., earning interest at rates ranging from 3.50% to 5.30% at March 31, 1998.

        ACCOUNTS RECEIVABLE

        Included in "Accounts receivable" at March 31, 1998 and December 31, 1997 was $840,000 in royalties receivable from United Rentals, Inc. related to the sale of the Fund's investment in J&J Rental Service, Inc., $126,825 of which was received in April 1998. In addition, the Fund received in January 1998, $90,712 as a partial distribution from the escrow related to the sale of the Fund's investment in Industrial Equipment Rentals, Inc. This amount was included in "Accounts receivable" at December 31, 1997.

(8)     PORTFOLIO SECURITIES

        During the three months ended March 31, 1998, the Fund made follow-on investments of $7,264,922 in nine portfolio companies, including $770,975 in accrued interest and dividends received in the form of additional portfolio securities. In addition, the Fund realized a net capital gain of $265,743 during the three months ended March 31, 1998.

During the three months ended March 31, 1997, the Fund invested $5,881,000 in one new company and made follow-on investments of $1,989,413 in four portfolio companies, including $279,413 in dividends and accrued interest received in the form of additional portfolio securities. In addition, the Fund realized a net capital loss of $3,935,954 during the three months ended March 31, 1997.

(9)     NOTES PAYABLE TO BANK

        The Fund has a $150,000,000 line of credit promissory note with NationsBank of Texas, N.A., with interest payable at 1% over the rate earned on its money market account. The Fund had $75,000,000 outstanding on such note at March 31, 1998 and December 1997, that was secured by $75,000,000 of the Fund's temporary cash investments. The Fund paid $75,000 in commitment fees in 1997, which was capitalized and amortized over the commitment period. Effective April 1, 1998, the Fund extended the line of credit promissory note to April 1, 1999, lowered the rate to 1/2% over the rate earned on its money market account and paid a $15,000 commitment fee, which will be capitalized and amortized over the commitment period.

        The Fund has a $30,000,000 revolving line of credit with NationsBank of Texas, N.A. that expires on April 1, 1998. The Fund had $13,625,000 and $6,900,000 outstanding under such line of credit at March 31, 1998 and December 31, 1997, respectively, which is secured by the Fund's investments in portfolio securities. The outstanding balance on the loan bears interest at prime + 1/4% to 3/4%. The fund also pays 1/4% interest on the unused portion of the line of credit. Effective April 1, 1998, the line of credit was increased to $40,000,000, the interest rate was lowered to prime - 1/2% to prime + 1/4% or libor + 1.65% and the maturity extended to April 1, 1999.

        The average daily balances outstanding on the Fund's notes payable during the three months ended March 31, 1998 and 1997, were $13,399,722 and $3,259,444, respectively.

(10)    STOCK OPTION PLAN

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

        Under the 1997 Stock Incentive Option Plan, options to purchase 927,131 shares of the Fund's common stock at prices ranging $17 to $24 per share were outstanding at March 31, 1998. During the three months ended March 31, 1998, no options were exercised. Outstanding options expire in May 2007 through November 2007. If all options granted were exercised as of March 31, 1998, there would have been dilution of net assets per share of approximately $2.18 per share, or 6.9%, as a result of such exercise.

(11)    COMMITMENTS AND CONTINGENCIES

        The Fund has made commitments to invest, under certain circumstances, up to an additional $1,000,000 in Equicom, Inc., $565,500 in GCS RE, Inc., $2,099,621 in OEI International, Inc., $2,000,000 in Sovereign Business Forms, Inc. and $175,000 in Triad Medical Inc. In connection with its commitment to GCS RE, Inc., the Fund has committed to a bank to maintain at least $380,000 in temporary cash investments to fund such commitment. In addition, the Fund has committed to invest up to $2,500,000 in one new company.

        The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(12)    SUBSEQUENT EVENTS

        Subsequent to March 31, 1998, the Fund repaid a net $75,000,000 of notes payable to the bank.

        In April 1998, the Fund acquired for $639,270 an additional 63,927 shares of Equicom, Inc. preferred stock.

In April 1998, the Fund sold 65,000 shares of Coach USA, Inc., for $3,110,050, realizing a capital gain of $2,263,733.

        On April 16, 1998, OEI International, Inc., filed a registration statement with the Securities and Exchange Commission in conjunction with the proposed initial public offering of its common stock.

        On April 14, 1998, the Fund's investment in Triad Medical, Inc. ("Triad") was reduced from 449,213 shares of common stock to 196,808 shares (excluding 14,493 shares held in escrow) of common stock, as the result of a reverse stock split. On May 1, 1998, the Fund invested an additional $7,815,000 in Triad in exchange for 976,875 shares of common stock. In addition, on May 4, 1998, Triad acquired four companies in the specialty medical distribution business, including Healthcare Technology Delivery, Inc. ("HTD"), in which the Fund had an investment at March 31, 1998. The Fund received 78,261 shares of Triad common stock for its investment in HTD. In addition, the Fund's prime +1/2%
promissory note due from Triad in the amount of $2,025,000 was renewed in the form of a non-interest bearing promissory note due in 2005. In connection with such renewal, the Fund forgave $102,232 of accrued interest receivable from Triad, which was included in the Fund's Balance Sheet at March 31, 1998.

On May 7, 1998, the Fund filed an application to list its common stock on the New York Stock Exchange. Trading on the New York Stock Exchange under the symbol "EQS" is expected to commence May 20, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Fund had $165,651,446 of its assets invested in portfolio securities of 29 companies, and has committed to invest up to an additional $5,840,121 in five of such companies and $2,500,000 in a new company under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At March 31, 1998, the Fund had $13,625,000 outstanding on a $30,000,000 revolving line of credit loan from a bank. Such line of credit was increased to $40,000,000 effective April 1, 1998.

        Net cash provided (used) by operating activities was $(887,804) and $56,299 for the three months ended March 31, 1998 and 1997, respectively. Increases in management fees and interest expense in 1998 accounted for the majority of the decrease in cash provided by operating activities.

        At March 31, 1998, the Fund had $75,154,317 of its total assets of $242,171,460 invested in temporary cash investments consisting of money market securities. This amount includes proceeds from a $75,000,000 revolving line of credit to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on April 1, 1998.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

        Net investment loss after all expenses amounted to $83,461 and $818,159 for the three months ended March 31, 1998 and 1997, respectively. The large net investment loss in 1997 was primarily attributable to the accrual of $55,824 in management incentive fees and $426,501 in deferred management incentive fees related to the increase in the net unrealized appreciation of portfolio securities of $6,347,585 in 1997. Income from portfolio securities increased to $1,177,929 in 1998 as compared to $513,859 in 1997, due to the increase in amounts invested in interest-bearing portfolio securities during 1998 as compared to 1997 and $401,938 in dividends received upon conversion of preferred stock from one portfolio company in 1998.

        Interest expense increased to $317,631 in 1998 as compared to $77,767 in 1997, due to the increase of the average daily balances outstanding on the lines of credit to $13,399,722 during the three months ended March 31, 1998, from $3,259,444 in 1997.

        The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $763,540 and $524,084 for the three months ended March 31, 1998 and 1997, respectively.

        Professional fees and Mailing , printing and other expenses decreased during the three months ended March 31, 1997 to the three months ended March 31, 1998. These higher expenses in 1997 were primarily due to the cost associated with the Special Meeting of Stockholders held on April 9, 1997.

        Through March 31, 1997, the Management Company also received or reimbursed a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $55,824 were accrued during the three months ended March 31, 1997. Deferred management incentive fee expense for the three months ended March 31, 1997 totaled $426,501. Pursuant to the vote of the stockholders at a special meeting held on April 9, 1997, ("Special Meeting") the Fund entered into a new management agreement with the Management Company which does not provide for any incentive fees based on capital gains. The deferred management incentive fee was reflected as an expense of the Fund where there was an increase in the Fund's net unrealized appreciation of portfolio securities and was reflected as a reduction in expense to the Fund when there was a decrease in the Fund's net appreciation of the portfolio securities. The deferred management incentive fees were not paid until such appreciation was realized. However, pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee of $11,210,529 at March 31, 1997, was paid on May 15, 1997 by the issuance of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.07, the net asset value per share at March 31, 1997.

        At the Special Meeting, shareholders also approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. Implementation of this plan was subject to the receipt of an exemptive order from the Securities and Exchange Commission ("SEC"), which was received on May 8, 1997.

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

        Under the 1997 Stock Incentive Option Plan, options to purchase 927,131 shares of the Fund's common stock at prices ranging $17 to $24 per share were outstanding at March 31, 1998. During the three months ended March 31, 1998, no options were exercised. Outstanding options expire in May 2007 through November 2007. If all options granted were exercised as of March 31, 1998, there would have been a net dilution of net assets per share of approximately $2.18 per share, or 6.9%, as a result of such exercise.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

        During the three months ended March 31, 1998, the Fund realized net capital gains of $265,743 from the sale of securities of two Portfolio Companies. The Fund sold 8,112 shares of Coach USA, Inc. common stock for $364,538, realizing a capital gain of $258,918. In addition, the Fund realized a capital gain due to the receipt of $6,825 in additional compensation from the escrow account related to the 1997 sale of Cardiovascular Ventures, Inc.

        During the three months ended March 31, 1997, the Fund sold its investment in Midway Airlines for $278,272 realizing a net capital loss of $3,935,954.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

        Net unrealized appreciation on investments increased $8,054,934 during the three months ended March 31, 1998, from $65,893,353 to $73,948,287. Such net increase resulted from increases in the estimated fair value of securities of nine of the Fund's Portfolio Companies aggregating $15,103,962, a decrease in the estimated fair value of securities of four portfolio companies of $6,891,049, and the transfer of $157,979 in net unrealized appreciation to net realized gains from the sale of investments in one company.

        Net unrealized appreciation on investments increased $6,347,585 during the three months ended March 31, 1997, from $41,671,464 to $46,408,710. Such net increase resulted from increases in the estimated fair value of securities of nine of the Fund's portfolio companies aggregating $11,038,351, a decrease in the estimated fair value of securities of five portfolio companies of $8,633,992 and the transfer of $3,943,226 in net unrealized depreciation to net realized losses.

DIVIDENDS

        The Fund declared no dividends during the three months ended March 31, 1998 and 1997.

PORTFOLIO INVESTMENTS

        During the three months ended March 31, 1998, the Fund made follow-on investments of $7,264,922 in nine portfolio companies, including $770,975 in accrued interest and dividends received in the form of additional portfolio securities.

        In January 1998, the Fund advanced an additional $3,595,380 under a 10% promissory note to Equicom, Inc., in connection with the acquisition of 8 radio stations. On January 27, 1998, the Fund converted $6,372,586 in promissory notes along with $67,918 in accrued interest into 819,680 shares of common stock and 619,050 shares of preferred stock of Equicom, Inc. In February and March 1998, the Fund acquired for $2,841,340 an additional 284,134 shares of Equicom, Inc. preferred stock.

        In January 1998, the Fund made additional investments by advancing $500,000, $334,198 and $173,035 to Hot & Cool Holdings, Inc., OEI International, Inc. and Triad Medical, Inc., respectively, under subordinated promissory notes.

        In the first quarter of 1998, the Fund advanced an additional $850,000 in the form of a junior participation agreement to Atlas Acquisition, Inc.

        On January 15, 1998, the Fund sold its investment in WMW Industries, Inc. The Fund received $1,012,576 in cash, to pay off its junior participation note, and 162,428 shares of United States Filter Corporation ("U.S. Filter") common stock. The Fund could receive up to an additional 41,560 shares of U.S. Filter common stock, which were placed in an escrow account as security for various representations made by the Fund. The transaction with U.S. Filter, which is traded on the New York Stock Exchange, was a tax free exchange, therefore the Fund did not realize a capital gain on the sale.

        In January 1998, initial public offerings of the common stock of Travis International, Inc. and Triad Medical, Inc. were postponed due to market conditions and other factors.

        On March 3, 1998, the Fund converted its 25,000 shares of 7.5% convertible preferred stock of Drypers Corporation into 2,500,000 shares of Drypers common stock. In addition, the Fund received 70,024 shares of Drypers common stock in payment of $401,938 in dividends on such preferred stock.

        Through March 31, 1998, the Fund received an additional 1,208 shares of preferred stock of Container Acquisition, Inc. in payment for $120,800 of dividends on the preferred stock.

        In 1998, the Fund received an additional 545 shares of Sovereign Business Forms, Inc. preferred stock in payment of $54,500 in dividends.

        Through March 31, 1998, the Fund has received an additional 77,735, 26,437 and 21,647 shares of Series B1, B2 and B3 preferred stock of Brazos Sportswear, Inc., respectively, in payment of $125,819 in dividends on the preferred stock.

        During the three months ended March 31, 1997, the Fund invested $5,881,000 in one new company and made follow-on investments of $1,909,413 in four portfolio companies, including $279,413 in accrued interest and dividends received in the form of additional portfolio securities. In addition, the Fund realized a net capital loss of $3,935,954 during the three months ended March 31, 1997.

        Of the companies in which the Fund has investments at March 31, 1998, ten Portfolio Companies are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

SUBSEQUENT EVENTS

        Subsequent to March 31, 1998, the Fund repaid a net $75,000,000 of notes payable to the bank.

        In April 1998, the Fund acquired for $639,270 an additional 63,927 shares of Equicom, Inc. preferred stock.

In April 1998, the Fund sold 65,000 shares of Coach USA, Inc., for $3,110,050, realizing a capital gain of $2,263,733.

        On April 16, 1998, OEI International, Inc., filed a registration statement with the Securities and Exchange Commission in conjunction with the proposed initial public offering of its common stock.

        On April 14, 1998, the Fund's investment in Triad Medical, Inc. ("Triad") was reduced from 449,213 shares of common stock to 196,808 shares (excluding 14,493 shares held in escrow) of common stock, as the result of a reverse stock split. On May 1, 1998, the Fund invested an additional $7,815,000 in Triad in exchange for 976,875 shares of common stock. In addition, on May 1, 1998, Triad acquired four companies in the specialty medical distribution business, including Healthcare Technology Delivery, Inc. ("HTD"), in which the Fund had an investment at March 31, 1998. The Fund received 78,261 shares of Triad common stock for its investment in HTD. In addition, the Fund's prime +1/2% promissory note due from Triad in the amount of $2,025,000 was renewed in the form of a non-interest bearing promissory note due in 2005. In connection with such renewal, the Fund forgave $102,232 of accrued interest receivable from Triad, which was included in the Fund's Balance Sheet at March 31, 1998.

        On May 7, 1998, the fund filed an application to list its common stock on the New York Stock Exchange. Trading on the New York Stock Exchange under the symbol "EQS" is expected to commence May 20, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        (a) Exhibits

        10. Material Contracts

        (i) Fifth amendment to the Amended and restated loan agreement by and between Equus II Incorporated and NationsBank of Texas, N.A., dated March 31,
                1998..........................................................24

        (j)     Safekeeping Agreement between Equus II Incorporated and Nation
                Bank of Texas, N.A., dated April 30, 1998.....................41

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

Date:  May 13, 1998