Form 10-Q
period 1998-06-30
EQUUS II INC
filed 1998-08-13
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

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

            COMMON STOCK                        NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $97,767,693 computed on the basis of $22.75 per share, closing price of the common stock on the New York Stock Exchange, Inc. on August 11, 1998. For the purpose of calculating this amount only, all Directors and executive officers of the registrant have been treated as affiliates. There were 4,828,492 shares of the registrant's common stock, $.001 par value, outstanding, as of August 11, 1998. The net asset value of a share at June 30, 1998 was $31.53.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
       Item 1. Financial Statements

               Balance Sheets

               - June 30, 1998 and December 31, 1997.......................... 1

               Statements of Operations

               - For the three months ended June 30, 1998 and 1997............ 2

               - For the six months ended June 30, 1998 and 1997.............. 3

               Statements of Changes in Net Assets

               - For the six months ended June 30, 1998 and 1997.............. 4

               Statements of Cash Flows

               - For the six months ended June 30, 1998 and 1997.............. 5

               Selected Per Share Data and Ratios

               - For the six months ended June 30, 1998 and 1997 ............. 7

               Schedule of Portfolio Securities

               - June 30, 1998................................................ 8

               Notes to Financial Statements..................................13

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................18

PART II. OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security Holders............22

       Item 6. Exhibits and Reports on Form 8-K ..............................23

SIGNATURE   ..................................................................23

PART I.   FINANCIAL  STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                                1998           1997
                                                            ------------   ------------
ASSETS

Investments in portfolio securities at fair value
     (cost $101,201,755 and $85,556,433, respectively) ..   $171,247,560   $151,449,786
Temporary cash investments, at cost which
     approximates fair value ............................     75,098,206     75,164,751
Cash ....................................................         20,397         15,991
Accounts receivable .....................................      3,992,251        932,038
Accrued interest receivable .............................        473,505        513,623
Commitment fees .........................................           --           18,750
                                                            ------------   ------------
          Total assets ..................................    250,831,919    228,094,939
                                                            ------------   ------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ...................................        393,783        173,277
     Dividend payable ...................................           --          828,556
     Due to management company ..........................        761,135        722,354
     Notes payable to bank ..............................     97,450,000     81,900,000
                                                            ------------   ------------
          Total liabilities .............................     98,604,918     83,624,187
                                                            ------------   ------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares issued or outstanding .....           --             --
     Common stock, $.001 par value, 10,000,000 shares
        authorized, 4,828,492 shares outstanding ........          4,828          4,828
     Additional paid-in capital .........................     77,646,676     78,537,258
     Undistributed net investment income ................           --             --
     Undistributed net capital gains ....................      4,529,692         35,313
     Unrealized appreciation of portfolio securities, net     70,045,805     65,893,353
                                                            ------------   ------------
          Total net assets ..............................   $152,227,001   $144,470,752
                                                            ============   ============
          Net assets per share ..........................   $      31.53   $      29.92
                                                            ============   ============

                         The accompanying notes are an
                  Integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                   1998            1997
                                                               ------------    ------------
Investment income:
     Income from portfolio securities ......................   $    706,691    $    889,730
     Interest from temporary cash investments ..............          8,104           2,656
                                                               ------------    ------------
          Total investment income ..........................        714,795         892,386
                                                               ------------    ------------
Expenses:
     Management fee ........................................        761,169         772,593
     Director fees and expenses ............................         72,271          59,933
     Professional fees .....................................        183,600         162,391
     Administrative fees ...................................         12,500          12,500
     Mailing, printing and other expenses ..................         71,351          69,385
     Interest expense ......................................        347,047         148,006
     Franchise taxes .......................................         73,978          75,805
     Amortization ..........................................           --             5,865
                                                               ------------    ------------
          Total expenses ...................................      1,521,916       1,306,478
                                                               ------------    ------------
Net investment loss ........................................       (807,121)       (414,092)
                                                               ------------    ------------
Realized gain on sales of portfolio securities, net ........      4,228,636       2,460,289
                                                               ------------    ------------
Unrealized appreciation of portfolio securities, net:
     End of period .........................................     70,045,805      84,464,151
     Beginning of period ...................................     73,948,287      48,019,049
                                                               ------------    ------------
     Increase (decrease) in unrealized appreciation, net ...     (3,902,482)     36,445,102
                                                               ------------    ------------
     Total increase (decrease) in net assets from operations   $   (480,967)   $ 38,491,299
                                                               ============    ============

                         The accompanying notes are an
                  Integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                 1998            1997
                                                             ------------    ------------
Investment income:
     Income from portfolio securities ....................   $  1,884,619    $  1,403,589
     Interest from temporary cash investments ............         25,028          52,525
                                                             ------------    ------------
          Total investment income ........................      1,909,647       1,456,114
                                                             ------------    ------------
Expenses:
     Management fee ......................................      1,524,709       1,296,677
     Management incentive fee ............................           --            55,824
     Deferred management incentive fee ...................           --           426,501
     Director fees and expenses ..........................        131,390         108,862
     Professional fees ...................................        266,762         327,344
     Administrative fees .................................         25,000          25,000
     Mailing, printing and other expenses ................         97,812         116,291
     Interest expense ....................................        664,678         225,773
     Franchise taxes .....................................         89,878          94,363
     Amortization ........................................           --            11,730
                                                             ------------    ------------
          Total expenses .................................      2,800,229       2,688,365
                                                             ------------    ------------
Net investment loss ......................................       (890,582)     (1,232,251)
                                                             ------------    ------------
Realized gain (loss) on sales of portfolio securities, net      4,494,379      (1,475,666)
                                                             ------------    ------------
Unrealized appreciation of portfolio securities, net:
     End of period .......................................     70,045,805      84,464,151
     Beginning of period .................................     65,893,353      41,671,464
                                                             ------------    ------------
     Increase in unrealized appreciation, net ............      4,152,452      42,792,687
                                                             ------------    ------------
     Total increase in net assets from operations ........   $  7,756,249    $ 40,084,770
                                                             ============    ============

                         The accompanying notes are an
                  Integral part of these financial statements

                             EQUUS II INCORPORATED
                      STATEMENTS OF CHANGES IN NET ASSETS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                             1998             1997
                                                         -------------    -------------
Operations:
     Net investment loss .............................   $    (890,582)   $  (1,232,251)
     Realized gain (loss) on sales of portfolio
        securities, net ..............................       4,494,379       (1,475,666)
     Increase in unrealized appreciation of
        portfolio securities, net ....................       4,152,452       42,792,687
                                                         -------------    -------------
Increase in net assets from operations ...............       7,756,249       40,084,770
                                                         -------------    -------------
Capital share transactions:
     Stock issued in payment of deferred
        management incentive fee .....................            --         11,210,529
     Proceeds from rights offering ...................            --               --
     Rights offering expenses ........................            --               --
                                                         -------------    -------------
Increase in net assets from capital share transactions            --         11,210,529
                                                         -------------    -------------
Net increase in net assets ...........................       7,756,249       51,295,299

Net assets at beginning of period ....................     144,470,752      103,223,308
                                                         -------------    -------------
Net assets at end of period ..........................   $ 152,227,001    $ 154,518,607
                                                         =============    =============

                         The accompanying notes are an
                  Integral part of these financial statements

                             EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                            1998             1997
                                                       -------------    -------------
Cash flows from operating activities:
     Interest and dividends received ...............   $     883,749    $   1,244,467
     Cash paid to management company, directors,
        bank and suppliers .........................      (2,522,192)      (2,059,773)
                                                       -------------    -------------
        Net cash used by operating activities ......      (1,638,443)        (815,306)
                                                       -------------    -------------
Cash flows from investing activities:
     Purchase of portfolio securities ..............     (22,557,596)     (17,444,784)
     Proceeds from sales of portfolio securities ...       8,399,880        7,147,478
     Principal payments from portfolio companies ...       1,012,576          379,000
                                                       -------------    -------------
        Net cash used by investing activities ......     (13,145,140)      (9,918,306)
                                                       -------------    -------------
Cash flows from financing activities:
     Advances from bank ............................     175,800,000      179,350,000
     Repayments to bank ............................    (160,250,000)    (136,500,000)
     Dividend payments .............................        (828,556)      (1,209,850)
                                                       -------------    -------------
        Net cash provided by financing activities ..      14,721,444       41,640,150
                                                       -------------    -------------
Net increase (decrease) in cash and cash equivalents         (62,139)      30,906,538

Cash and cash equivalents at beginning of period ...      75,180,742       69,129,290
                                                       -------------    -------------
Cash and cash equivalents at end of period .........   $  75,118,603    $ 100,035,828
                                                       =============    =============

                         The accompanying notes are an
                  Integral part of these financial statements

                             EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                    1998            1997
                                                                 -----------    ------------
Reconciliation of increase in net assets from
     operations to net cash used by operating activities:

Increase in net assets from operations .......................   $ 7,756,249    $ 40,084,770

Adjustments to reconcile increase in net assets from operations to net cash used by operating activities:

     Realized (gain) loss on sale of portfolio securities, net    (4,494,379)      1,475,666
     Increase in unrealized appreciation, net ................    (4,152,452)    (42,792,687)
     Accrued interest and dividends exchanged for
         portfolio securities ................................    (1,066,016)       (651,982)
     Decrease in accrued interest receivable .................        40,118         440,335
     Amortization of commitment fee ..........................        18,750          36,250
     Commitment fee paid .....................................          --           (75,000)
     Amortization of reorganization costs ....................          --            11,730
     Increase (decrease) in accounts payable .................       220,506        (152,500)
     Stock issued to management company in payment
        of deferred management incentive fee .................          --        11,210,529
     Increase (decrease) in due to management company ........        38,781     (10,402,417)
                                                                 -----------    ------------
Net cash used by operating activities ........................   $(1,638,443)   $   (815,306)
                                                                 ===========    ============

                         The accompanying notes are an
                  Integral part of these financial statements

                             EQUUS II INCORPORATED
         SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE30, 1998 AND 1997
                                  (Unaudited)

                                                                            1998         1997
                                                                        --------     --------
Investment income ...................................................   $   0.40     $   0.31

Expenses ............................................................       0.58         0.57
                                                                        --------     --------
     Net investment loss ............................................      (0.18)       (0.26)

Realized gain (loss) on sale of portfolio securities, net ...........       0.93        (0.31)

Increase in unrealized appreciation of portfolio securities, net ....       0.86         9.03
                                                                        --------     --------

     Increase in net assets from operations .........................       1.61         8.46

Net assets at beginning of period ...................................      29.92        24.00
                                                                        --------     --------
Net assets at end of period .........................................   $  31.53     $  32.46
                                                                        ========     ========
Ratio of expenses to average net assets .............................       1.89%        2.09%

Ratio of net investment loss to average net assets ..................      (0.60)%      (0.96)%

Ratio of increase in net assets from operations to average net assets       5.23%       31.10%

                         The accompanying notes are an
                  Integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 1998
                                  (Unaudited)

                                                                 DATE OF
     PORTFOLIO COMPANY                                     INITIAL INVESTMENT       COST          FAIR VALUE
     -----------------                                     ------------------       ----          ----------
A. C. Liquidating Corporation                                 February 1985
  -10% secured promissory notes                                                   $ 188,014       $        -

Allied Waste Industries, Inc. (NASDAQ - AWIN)                  March 1989
  -1,100,000 shares of common stock                                               4,037,572        25,608,000
  -Warrants to buy up to 125,000 shares of common
   stock at $5.00 per share through August 1999                                           -         1,610,000

American Residential Services, Inc. (NYSE - ARS)              December 1995
  -1,125,000 shares of common stock                                               3,000,272        11,960,831
  -Warrants to buy up to 100,000 shares of common
    stock at $15 per share through September 2001                                         -                 -

Atlas Acquisition, Inc.                                         May 1997
  -32,000 shares of common stock                                                     32,000                 -
  -19,680 shares of preferred stock                                               1,968,000                 -
  -Junior participation agreement                                                   850,000           850,000

Brazos Sportswear, Inc. (NASDAQ - BRZS)                       February 1989
  -2,160,308 shares of common stock                                               1,331,187         5,616,801
  -4,098,664 shares of 8% Series B1 preferred stock                               4,098,664         4,098,664
  -1,393,905 shares of 8% Series B2 preferred stock                               1,393,905         1,393,905
  -1,141,376 shares of 8% Series B3 preferred stock                               1,141,376         1,141,376
  -Warrants to buy up to 30,261 and 140,578 shares
   of common stock at $4.62 and $6.59 per share
   through August 2006 and March 2007, respectively                                       -                 -
  -1,000 shares of common stock of GCS RE, Inc.                                     132,910           300,000

Carruth-Doggett Industries, Inc.                              December 1995
  -10% senior subordinated promissory note                                        2,250,000         2,250,000
  -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005                                         -         2,250,000
  -Warrant to buy up to 249 shares of common
   stock of CDE Corp. at $0.01 per share through
   December 2005                                                                          -                 -

                         The accompanying notes are an
                  Integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 1998
                                  (Unaudited)
                                  (Continued)

                                                               DATE OF
      PORTFOLIO COMPANY                                  INITIAL INVESTMENT           COST              FAIR VALUE
      -----------------                                  ------------------           ----              ----------
Container Acquisition, Inc.                                  February 1997
  -1,370,000 shares of common stock                                                $1,370,000          $ 1,370,000
  -51,453 shares of preferred stock                                                 5,145,300            5,145,300
  -Warrant to buy up to 370,588 shares of common
   stock at $.01 per share through February 2007                                        1,000                1,000

CRC Holdings, Corp.                                            June 1997
  -59,891 shares of common stock                                                    5,474,037            8,983,650
  -12% subordinated promissory note                                                   959,700              959,700

Drypers Corporation (NASDAQ - DYPR)                            July 1991
  -3,677,906 shares of common stock                                                 9,328,556           16,769,037

Equicom, Inc. (formerly Texrock Radio, Inc.)                   July 1997
  -500,000 shares of common stock                                                     156,250              156,250
  -503,490 shares of preferred stock                                                5,034,900            5,034,900
  -10% subordinated note                                                            2,400,000            2,400,000

Garden Ridge Corporation (NASDAQ - GRDG)                       July 1992
  -474,942 shares of common stock                                                     685,030            8,869,221

Hot & Cool Holdings, Inc.                                      March 1996
  -9% increasing rate subordinated
   promissory note                                                                  1,300,000            1,300,000
  -10% subordinated notes                                                           2,200,000            2,200,000
  -12% subordinated note                                                            1,000,000            1,000,000
  -Warrants to buy up to 14,942 shares of common
    stock at $.01 per share through March 2006                                              -              280,000
  -Warrants to buy up to 16,316 shares of common
    stock at $26 per share through April, 2007                                              -                    -

NCI Building Systems, Inc. (NASDAQ - BLDG)                     April 1989
  -100,000 shares of common stock                                                     159,784            5,775,000

                         The accompanying notes are an
                  Integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 1998
                                  (Unaudited)
                                  (Continued)

                                                             DATE OF
       PORTFOLIO COMPANY                                INITIAL INVESTMENT         COST          FAIR VALUE
       -----------------                                ------------------         ----          ----------
OEI International, Inc.,                                    October 1997
     (formerly One Engineering, Inc.)
  -1,218,973 shares of common stock                                           $      667       $      667
  -Prime + 1/2% promissory note                                                1,578,701        1,578,701

Paracelsus Healthcare Corporation (NYSE - PLS)             December 1990
  -1,263,058 shares of common stock                                            5,278,748        3,664,898

Raytel Medical Corporation (NASDAQ - RTEL)                  August 1997
  -33,073 shares of common stock                                                 330,730          176,444

Restaurant Development Group, Inc.                           June 1987
  -610,909 shares of Class A common stock                                      2,891,156          760,000

Sovereign Business Forms, Inc.                              August 1996
  -12,817 shares of preferred stock                                            1,281,700        1,281,700
  -15% promissory notes                                                          800,000          800,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006                                          -          962,544
  -Warrant to buy 25,070 shares of common
    stock at $1.25 per share through October 2007                                      -           37,456

Stephen L. LaFrance Holdings, Inc.                         September 1997
  -2,498,452 shares of preferred stock                                         2,498,452        2,498,452
  -Warrant to buy 269 shares of common stock
    for $.01 per share through September 2007                                          -                -

Strategic Holdings, Inc.                                   September 1995
  -3,089,751 shares of common stock                                            3,088,389        3,088,389
  -3,822,157 shares of Series B preferred stock                                3,820,624        3,820,624
  -Warrants to buy 225,000 and 100,000 shares of
    common stock at $0.4643 and $1.50 per share,
    respectively, through August 2005                                                  -          100,000
  -1,000 shares of SMIP, Inc. common stock                                       150,000          150,000
  -15% promissory note of SMIP, Inc.                                             175,000          175,000

                         The accompanying notes are an
                  Integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 1998
                                  (Unaudited)
                                  (Continued)

                                                              DATE OF
    PORTFOLIO COMPANY                                   INITIAL INVESTMENT          COST              FAIR VALUE
    -----------------                                   ------------------          ----              ----------
Summit/DPC Partners, L.P.                                  October 1995
  -36.11% limited partnership interest                                            $ 2,600,000         $ 2,600,000

Travis International, Inc.                                December 1986
  -66,784 shares of common stock                                                      534,589           2,137,088
  -104,500 shares of Class A common stock                                              25,701           3,344,000

Triad Medical Inc.                                          April 1997
  -1,251,944 shares of common stock                                                 8,165,000          10,015,552
  -Non-interest bearing $2,025,000 promissory note                                  1,301,489           1,301,489

Tulsa Industries, Inc.                                    December 1997
  -27,500 shares of common stock                                                       33,846              33,846
  -546,615 shares of Series A preferred stock                                       5,466,154           5,466,154
  -Warrants to buy 31,731 shares of common
   stock at $.001 per share                                                                 -                   -

United Rentals, Inc. (NYSE:URI)                            October 1997
  -54,334 shares of common stock                                                          397           2,282,028

United States Filter Corporation (NYSE:USF)                October 1989
  -130,300 shares of common stock                                                   1,544,606           3,656,544

VRPI Spin Off, Inc.                                        January 1988
  -100 shares of common stock                                                         250,000             250,000
  -10% secured promissory note                                                      2,672,349           2,672,349
  -12% secured promissory note                                                      1,050,000           1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation                                                             25,000              20,000
                                                                                       -------             ------
     Total                                                                       $101,201,755       $ 171,247,560
                                                                                 =============      =============

                         The accompanying notes are an
                  Integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1998
                                   (Unaudited)
                                   (Continued)

      The majority of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

In connection with the investments in Allied Waste Industries, Inc., American Residential Services, Inc., Atlas Acquisition, Inc., Brazos Sportswear, Inc., CRC Holdings, Corp., Drypers Corporation, Hot & Cool Holdings, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc. and Triad Medical Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities

       As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in Atlas Acquisition, Inc., Brazos Sportswear, Inc., Container Acquisition, Inc., CRC Holdings, Corp., Drypers Corporation, Equicom, Inc., OEI International, Inc., Restaurant Development Group, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Tulsa Industries, Inc., VRPI Spin Off, Inc. and WMW Industries, Inc. In addition, Triad Medical Inc., Travis International, Inc. are considered to be affiliated entities of the Fund. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at June 30, 1998. Such discounts, shown in the following table, total $13,034,598 or $2.70 per share as of June 30, 1998.
                                                                   DISCOUNT FROM
                                                                   MARKET VALUE
                                                                   ------------
Allied Waste Industries, Inc. ..............................         $ 1,557,000
American Residential Services, Inc. ........................             695,419
Brazos Sportswear, Inc. ....................................           3,024,431
Drypers Corporation ........................................           7,137,352
Garden Ridge Corporation ...................................             332,781
Paracelsus Healthcare Corporation 282,158
Raytel Medical Corporation .................................               5,457
                                                                     -----------
      Total discount .......................................         $13,034,598
                                                                     ===========

       Income was earned in the amount of $1,401,678 and $1,048,044 for the six months ended June 30, 1998 and 1997 respectively, on portfolio securities of companies in which the Fund has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Raytel Medical Corporation, Summit/DPC Partners, L.P., United Rentals, Inc. and United States Filter Corporation. The Fund provides significant managerial assistance to portfolio companies that comprise 95% of the total value of the investments in portfolio companies at June 30, 1998.

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)

(1)   ORGANIZATION AND BUSINESS PURPOSE

      Equus II Incorporated (the "Fund"), a Delaware corporation with perpetual existence, was formed by Equus Investments II, L.P. (the "Partnership") on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund began to trade on the New York Stock Exchange under the symbol EQS, on May 20, 1998. The Fund's shares were previously traded on the American Stock Exchange.

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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives $50,000 per year as compensation for providing certain investor communication services, of which $25,000 is included in the accompanying Statements of Operations for each of the six months ended June 30, 1998 and 1997.

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

      Pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee, which was calculated to be $11,210,529 based on the net unrealized appreciation of investments in portfolio securities at March 31, 1997, was paid by the issuance to the Management Company of 459,973 unregistered shares of common stock of the Fund on May 15, 1997. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at

March 31, 1997. Deferred management incentive fee expense of $426,501 resulting from increases in net unrealized appreciation on portfolio securities has been included in the accompanying Statement of Operations for the six months ended June 30, 1997. Current management incentive fees of $55,824 were included in the accompanying Statement of Operations for the six months ended June 30, 1997.

      The Management Company is controlled by a privately-owned corporation.

      As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $25,000 paid quarterly in arrears, a fee of $3,000 for each meeting of the Board of Directors attended in person, a fee of $1,500 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is automatically granted incentive stock options to purchase shares of the Fund's stock at the time of their initial election and annually thereafter. See Note
10. Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service.

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Interim Financial Statements - The financial statements included herein have been prepared without audit and include all adjustments which management considers necessary for fair presentation.

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $159,533,988 (including $74,275,232 in publicly-traded securities, net of a $13,034,598 Valuation Discount) and $147,899,786 (including $89,710,511 in publicly-traded securities, net of a $17,100,722 Valuation Discount) at June 30, 1998 and December 31, 1997, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had undistributed capital gains during 1997 of $132,677. A dividend of such income was declared on July 31, 1998, and will be distributed in late 1998. The Fund had a net investment loss for tax purposes for the six months ended June 30, 1998 and 1997, and therefore distributed no net investment income.

      The following is a reconciliation of the difference in the Fund's net realized gain on the sale of portfolio securities for book and tax purposes for the six months ended June 30, 1998 and 1997.

                                                        1998            1997
                                                     ----------     -----------
Net realized gain on the sales of portfolio
  securities, book .............................     $4,494,379     $(1,475,666)
Management incentive fee .......................           --        (7,530,385)
                                                     ----------     -----------
Net realized gain on the sales of
  portfolio securities, tax ....................     $4,494,379     $(9,006,051)
                                                     ==========     ===========

                                      23

(5)   DIVIDENDS

      The Fund declared no dividends during the six months ended June 30, 1998 and 1997, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The Fund has not adopted any set policy concerning whether dividends will be paid only in cash, or in stock or cash by specific election. If the Fund does not have available cash to pay the minimum dividends, it may borrow the required funds or sell some of its portfolio investments.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts at Nations Bank of Texas, N.A., earning interest at rates ranging from 3.50% to 5.30% at June 30, 1998.

(7)   ACCOUNTS RECEIVABLE

      Included in "Accounts receivable" at June 30, 1998 and December 31, 1997 was $4,945 and $840,000, respectively in royalties receivable from United Rentals, Inc. related to the sale of the Fund's investment in J&J Rental Service, Inc., $622,076 of which was received during the second quarter of 1998. In addition, the Fund received in January 1998, $90,712 as a partial distribution from the escrow related to the sale of the Fund's investment in Industrial Equipment Rentals, Inc. This amount was included in "Accounts receivable" at December 31, 1997. The Fund also sold a participation in its investment in Equicom for $3,985,980. Such amount was included in "Accounts receivable" at June 30, 1998 and was received by the Fund on July 2, 1998.

(8)   PORTFOLIO SECURITIES

      During the six months ended June 30, 1998, the Fund made follow-on investments of $19,637,632 in ten portfolio companies, including $1,066,016 in accrued interest and dividends received in the form of additional portfolio securities. In addition, the Fund realized a net capital gain of $4,494,379 from the sale of portfolio securities during the six months ended June 30, 1998.

      During the six months ended June 30, 1997, the Fund invested $13,714,700 in five new companies and made follow-on investments of $4,382,066 in five portfolio companies, including $651,982 in dividends and accrued interest received in the form of additional portfolio securities. In addition, the Fund realized a net capital loss of $1,475,666 from the sale of portfolio securities during the six months ended June 30, 1997.

(9)   NOTES PAYABLE TO BANK

      The Fund has a $150,000,000 line of credit promissory note with NationsBank of Texas, N.A., with interest payable at 1% over the rate earned on its money market account. The Fund had $75,000,000 outstanding on such note at June 30, 1998 and December 1997, that was secured by $75,000,000 of the Fund's temporary cash investments. The Fund paid $75,000 in commitment fees in 1997, which was capitalized and amortized over the commitment period. Effective April 1, 1998, the Fund extended the line of credit promissory note to April 1, 1999, and lowered the rate to 1/2% over the rate earned on its money market account.

      The Fund has a revolving line of credit with NationsBank of Texas, N.A. that expires on April 1, 1999. The Fund had $22,450,000 and $6,900,000 outstanding under such line of credit at June 30, 1998 and December 31, 1997, respectively, which is secured by the Fund's investments in portfolio securities. The fund also pays 1/4% interest on the unused portion of the line of credit. Effective April 1, 1998, the line of credit was increased to $40,000,000 from $30,000,000, the interest rate was lowered from a range of prime + 1/4% to 3/4% to a range of prime - 1/2% to prime + 1/4% or libor + 1.65% and the maturity was extended one year to April 1, 1999.

      The average daily balances outstanding on the Fund's notes payable during the six months ended June 30, 1998 and 1997, were $16,352,210 and $4,443,204, respectively.

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

      The Stock Incentive Option Plan also provides that each director who is not an officer of the Fund be granted an incentive stock option to purchase 5,000 shares of the Fund's common stock. In addition, beginning with the 1998 annual meeting of shareholders, each director who is not an officer of the Fund will, annually on the first business day following the annual meeting, be granted an incentive stock option to purchase 2,000 shares of the Fund's common stock.

      Under the 1997 Stock Incentive Option Plan, options to purchase 939,131 shares of the Fund's common stock at prices ranging $17 to $27.44 per share were outstanding at June 30, 1998. During the six months ended June 30, 1998, no options were exercised. Outstanding options expire in May 2007 through May 2008. If all options granted were exercised as of June 30, 1998, there would have been dilution of net assets per share of approximately $1.86 per share, or 5.9%, as a result of such exercise, using the treasury stock method.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has made commitments to invest, under certain circumstances, up to an additional $1,613,850 in Equicom, Inc., $355,000 in GCS RE, Inc., $921,299 in OEI International, Inc. and $2,000,000 in Sovereign Business Forms, Inc. In addition, the Fund has committed to invest up to $12,000,000 in two new companies.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(12)  SUBSEQUENT EVENTS

      Subsequent to June 30, 1998, the Fund repaid $75,000,000 of notes payable to the bank.

      In July 1998, the Fund advanced an additional $282,200 to Equicom, Inc. under a 10% promissory note.

      On July 1, 1998, the Fund acquired 35,000 shares of preferred stock of United Industrial Services, Inc. ("UIS") for $3,500,000 and received warrants to purchase up to 63,637 shares of common stock of UIS for $.001 per share through June 30, 2008. UIS, located in Houston, Texas, specializes in field services for the petrochemical and power generation industries.

      Subsequent to June 30, 1998, the initial public offering of OEI International, Inc. was postponed due to the market conditions and other factors.

      On August 10, 1998, the Fund received $456,560 as a partial distribution from escrow related to the 1997 sale of the Fund's investment in Industrial Equipment Rentals, Inc. Such amount will be recorded as a capital gain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Fund had $171,247,560 of its assets invested in portfolio securities of 27 companies, and has committed to invest up to an additional $4,890,149 in four of such companies and $12,000,000 in two new companies under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At June 30, 1998, the Fund had $22,450,000 outstanding on a $40,000,000 revolving line of credit loan from a bank.

      Net cash used by operating activities was $1,638,443 and $815,306 for the six months ended June 30, 1998 and 1997, respectively. Increases in management fees and interest expense in 1998 accounted for the majority of the increase in cash used by operating activities.

      At June 30, 1998, the Fund had $75,098,206 of its total assets of $250,831,919 invested in temporary cash investments consisting of money market securities. This amount includes proceeds from a $75,000,000 revolving line of credit to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on July 1, 1998.

      The Fund has the ability to borrow funds and issue forms of senior securities representing indebtedness or stock, such as preferred stock, subject to certain restrictions. Net investment income and net realized gains from the sales of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of contingencies or to make follow-on or new investments.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment loss after all expenses amounted to $890,582 and $1,232,251 for the six months ended June 30, 1998 and 1997, respectively. The larger net investment loss in 1997 was primarily attributable to the accrual of $55,824 in management incentive fees and $426,501 in deferred management incentive fees related to the increase in the net unrealized appreciation of portfolio securities in 1997. Income from portfolio securities increased to $1,884,619 in 1998 as compared to $1,403,589 in 1997, due to the increase in amounts invested in interest-bearing portfolio securities during 1998 as compared to 1997 and $401,938 in dividends received upon conversion of preferred stock from one portfolio company in 1998.

      Interest expense increased to $664,678 in 1998 as compared to $225,773 in 1997, due to the increase of the average daily balances outstanding on the lines of credit to $16,352,210 during the six months ended June 30, 1998, from $4,443,204 in 1997.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $1,524,709 and $1,296,677 for the six months ended June 30, 1998 and 1997, respectively.

      Professional fees and mailing, printing and other expenses decreased during the six months ended June 30, 1998 from the six months ended June 30, 1997. These higher expenses in 1997 were primarily due to the cost associated with the Special Meeting of Stockholders held on April 9, 1997.

      Through March 31, 1997, the Management Company also received or reimbursed a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $55,824 were accrued during the three months ended March 31, 1997. Deferred management incentive fee expense for the three months ended March 31, 1997 totaled $426,501. Pursuant to the vote of the stockholders at a special meeting held on April 9, 1997, ("Special Meeting") the Fund entered into a new management agreement with the Management Company which does not provide for any incentive fees based on capital gains. The deferred management incentive fee was reflected as an expense of the Fund where there was an increase in the Fund's net unrealized appreciation of portfolio securities and was reflected as a reduction in expense to the Fund when there was a decrease in the Fund's net appreciation of the portfolio securities. The deferred management incentive fees were not paid until such appreciation was realized. However, pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee of $11,210,529 at March 31, 1997, was paid on May 15, 1997 by the issuance of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37, the net asset value per share at March 31, 1997.

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

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund be granted an incentive stock option to purchase 5,000 shares of the Fund's common stock. In addition, beginning with the 1998 annual meeting of shareholders, each director who is not an officer of the Fund will, on the first business day following each annual meeting, be granted a incentive stock option to purchase 2,000 shares of the Fund's common stock.

      Under the 1997 Stock Incentive Option Plan, options to purchase 939,131 shares of the Fund's common stock at prices ranging $17 to $27.44 per share were outstanding at June 30, 1998. During the six months ended June 30, 1998, no options were exercised. Outstanding options expire in May 2007 through May 2008. If all options granted were exercised as of June 30, 1998, there would have been a net dilution of net assets per share of approximately $1.86 per share, or 5.9%, as a result of such exercise, using the treasury stock method.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the six months ended June 30, 1998, the Fund realized net capital gains of $4,494,379 from the sale of securities of five Portfolio Companies. The Fund sold 143,112 shares of Coach USA, Inc. common stock for $6,620,305, realizing a capital gain of $4,756,947 and 32,128 shares of U.S. Filter Corporation common stock for $1,059,964, realizing a capital gain of $679,112. In addition, the Fund realized a capital gain due to the receipt of $6,825 in additional compensation from the escrow account related to the 1997 sale of Cardiovascular Ventures, Inc. The Fund realized a capital loss of $735,525 on the conversion of its prime + 1% note due from Triad Medical Inc. into a non-interest bearing loan due in 2005. The value of the note was discounted by the $735,525, representing original issue discount which will be accreted to income over the life of the loan. The Fund also realized a loss of $212,980 from the reduction in the value of the royalty receivable due from United Rentals, Inc. related to the 1997 sale of J&J Rental, Inc.

      During the six months ended June 30, 1997, the Fund had net realized losses of $1,475,666 from the sale of investments in three portfolio companies.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation on investments increased $4,152,452 during the six months ended June 30, 1998, from $65,893,353 to $70,045,805. Such net increase resulted from increases in the estimated fair value of securities of twelve of the Fund's Portfolio Companies aggregating $16,740,448, a decrease in the estimated fair value of securities of five portfolio companies of $9,800,930, and the transfer of $2,787,066 in net unrealized appreciation to net realized gains from the sale of investments in one company.

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

DIVIDENDS

      No dividends were declared by the Fund during the six months ended June 30, 1998 or 1997. Dividends of $132,677 were declared on July 31, 1998, and will be paid prior to the end of the year.

PORTFOLIO INVESTMENTS

      During the six months ended June 30, 1998, the Fund made follow-on investments of $19,637,632 in ten portfolio companies, including $1,066,016 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

      In January 1998, the Fund advanced $3,595,380 under a 10% promissory note to Equicom, Inc. ("Equicom"), in connection with the acquisition of 8 radio stations. On January 27, 1998, the Fund converted $6,372,586 in promissory notes along with $67,918 in accrued interest into 819,680 shares of common stock and 619,050 shares of preferred stock of Equicom. Subsequent to such conversion, the Fund acquired for $2,736,630 an additional 273,663 shares of preferred stock of Equicom. The Fund on June 30, 1998, advanced $2,400,000 to Equicom under a 10% subordinated promissory note. During the second quarter of 1998, Equicom completed a .976 for 1 reverse stock split of its common stock. On June 30, 1998, the Fund sold 300,000 shares of Equicom common stock and 389,223 shares of Equicom preferred stock to co-investors for $93,750 and $3,892,230, respectively, the original cost of each investment.

      During the six months ended June 30, 1998, the Fund made additional investments by advancing $1,000,000, $1,512,520 and $373,035 to Hot & Cool Holdings, Inc., OEI International, Inc. and Triad Medical, Inc., respectively, under subordinated promissory notes.

      In the first quarter of 1998, the Fund advanced an additional $850,000 in the form of a junior participation agreement to Atlas Acquisition, Inc.

      On January 15, 1998, the Fund sold its investment in WMW Industries, Inc. The Fund received $1,012,576 in cash, to pay off its junior participation note, and 162,428 shares of United States Filter Corporation ("U.S. Filter") common stock. The Fund could receive up to an additional 41,560 shares of U.S. Filter common stock, which were placed in an escrow account as security for various representations made by the Fund. The transaction with U.S. Filter, which is traded on the New York Stock Exchange, was a tax-free exchange; therefore the Fund did not realize a capital gain on the sale.

      On March 3, 1998, the Fund converted its 25,000 shares of 7.5% convertible preferred stock of Drypers Corporation into 2,500,000 shares of Drypers common stock. In addition, the Fund received 70,024 shares of Drypers common stock in payment of $401,938 in dividends on such preferred stock.

      Through June 30, 1998, the Fund received an additional 2,459 shares of preferred stock of Container Acquisition, Inc. in payment for $245,900 of dividends on the preferred stock.

      In 1998, the Fund received an additional 827 shares of Sovereign Business Forms, Inc. preferred stock in payment of $82,700 in dividends.

      Through June 30, 1998, the Fund has received an additional 157,885, 53,695 and 43,966 shares of Series B1, B2 and B3 preferred stock of Brazos Sportswear, Inc., respectively, in payment of $255,546 in dividends on the preferred stock.

      On May 27, 1998, the Fund acquired an additional 24,891 shares of CRC Holdings, Corp. for $2,275,037 to enable CRC to make an acquisition.

      On April 14, 1998, the Fund's investment in Triad Medical, Inc. ("Triad") was reduced from 449,213 shares of common stock to 196,808 shares (excluding 14,493 shares held in escrow) of common stock, as the result of a reverse stock split. On May 1, 1998, the Fund invested an additional $7,815,000 in Triad in exchange for 976,875 shares of common stock. In addition, on May 1, 1998, Triad acquired four companies in the specialty medical distribution business, including Healthcare Technology Delivery, Inc. ("HTD"), in which the Fund had an investment at June 30, 1998. The Fund received 78,261 shares of Triad common stock for its investment in HTD. In addition, the Fund's prime +1/2% promissory note due from Triad in the amount of $2,025,000 was renewed in the form of a non-interest bearing promissory note due in 2005. In connection with such renewal, the Fund forgave $102,232 of accrued interest receivable from Triad, which was included in the Fund's Balance Sheet at June 30, 1998. In addition, the Fund discounted the non-interest bearing note to $1,289,475, realizing a capital loss of $735,525. Such original issue discount is being accreted to income over the life of the note.

      During the six months ended June 30, 1997, the Fund invested $13,714,700 in five new companies and made follow-on investments of $4,382,066 in five portfolio companies, including $651,982 in accrued interest and dividends received in the form of additional portfolio securities. In addition, the Fund realized a net capital loss of $1,475,666 during the six months ended June 30, 1997.

      Of the companies in which the Fund has investments at June 30, 1998, ten Portfolio Companies are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

YEAR 2000

      Many computer software systems in use today cannot properly process date-related information from and after January 1, 2000. Should any of the computer systems employed by the Management Company, any of the Fund's other major service providers, or companies in which the Fund has an investment, fail to process this type of information properly, that could have a negative impact on the Fund's operations and the services provided to the Fund's stockholders. The Management Company is reviewing all of their own computer systems with the goal of modifying or replacing such systems to the extent necessary to prepare for the Year 2000. In addition, the Fund is in the process of inquiring of its major service providers as well its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. Such assessment is expected to be complete prior to the end of the year. It is anticipated that the Fund will incur no material expenses related to the Year 2000 issues.

SUBSEQUENT EVENTS

      Subsequent to June 30, 1998, the Fund repaid $75,000,000 of notes payable to the bank.

      In July 1998, the Fund advanced an additional $282,200 to Equicom, Inc. under a 10% promissory note.

      On July 1, 1998, the Fund acquired 35,000 shares of preferred stock of United Industrial Services, Inc. ("UIS") for $3,500,000 and received warrants to purchase up to 63,637 shares of common stock of UIS for $.001 per share through June 30, 2008. UIS, located in Houston, Texas, specializes in field services for the petrochemical and power generation industries.

      Subsequent to June 30, 1998, the initial public offering of OEI International, Inc. was postponed due to the market conditions and other factors.

      On August 10, 1998, the Fund received $456,560 as a partial distribution from escrow related to the 1997 sale of the Fund's investment in Industrial Equipment Rentals, Inc. Such amount will be recorded as a capital gain.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Fund held its annual meeting of shareholders on May 13, 1998. At the meeting, shareholders voted on the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein, the ratification of the selection of Arthur Andersen LLP as the Fund's independent auditors for the fiscal year ending December 31, 1998, and the approval of the amendment of the Fund's Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

      The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

              NAME OF NOMINEE          FOR          WITHHELD
              ---------------          ---          --------
              Sam P. Douglass          3,958,144     55,510
              Gregory J. Flanagan      3,957,340     56,314
              Robert L. Knauss         3,949,541     64,113
              Nolan Lehmann            3,955,268     58,385
              Gary R. Petersen         3,957,164     56,490
              John W. Storms           3,956,630     57,024
              Dr. Francis D. Tuggle    3,955,574     58,080
              Dr. Edward E. Williams   3,957,924     55,730

      The table below sets forth, as to all other matters voted upon, the number of shares voted for the proposals, against the proposals and shares that abstained.

                 PROPOSAL                FOR         AGAINST     ABSTAIN
                 --------                ---         -------     -------
            Ratification of auditors   3,951,155      27,136      35,353

            Amendment to increase
              authorized shares of
              common stock             3,705,275      253,119      55,260

      All nominees to the Registrant's Board of Directors were elected, the Fund's selection of independent auditors was ratified and the amendment to increase the authorized shares was approved.

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

Date:  August 12, 1998