Form 10-Q
period 1998-09-30
EQUUS II INC
filed 1998-11-12
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $81,632,265 computed on the basis of $19.00 per share, closing price of the common stock on the New York Stock Exchange Inc. on November 9, 1998. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 4,828,492 shares of the registrant's common stock, $.001 par value, outstanding, as of November 9, 1998. The net asset value of a share at September 30, 1998 was $24.89.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)
                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE

       Item 1. Financial Statements

               Balance Sheets

               - September 30, 1998 and December 31, 1997..................  1

               Statements of Operations

               - For the three months ended September 30, 1998 and 1997....  2

               - For the nine months ended September 30, 1998 and 1997.....  3

               Statements of Changes in Net Assets

               - For the nine months ended September 30, 1998 and 1997.....  4

               Statements of Cash Flows

               - For the nine months ended September 30, 1998 and 1997.....  5

               Selected Per Share Data and Ratios

               - For the nine months ended September 30, 1998 and 1997 ....  7

               Schedule of Portfolio Securities

               - September 30, 1998........................................  8

               Notes to Financial Statements............................... 14

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 20

PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K ........................... 25

SIGNATURE   ............................................................... 25

PART I.   FINANCIAL  STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                                1998           1997
                                                            ------------   ------------
ASSETS

Investments in portfolio securities at fair value

     (cost $116,329,572 and $85,556,433, respectively) ..   $154,463,392   $151,449,786
Temporary cash investments, at cost which
     approximates fair value ............................     80,042,444     75,164,751
Cash ....................................................         16,424         15,991
Accounts receivable .....................................          6,270        932,038
Accrued interest receivable .............................        771,545        513,623
Commitment fees .........................................           --           18,750
                                                            ------------   ------------

          Total assets ..................................    235,300,075    228,094,939
                                                            ------------   ------------

LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ...................................        123,336        173,277
     Dividend payable ...................................        132,677        828,556
     Due to management company ..........................        600,841        722,354
     Notes payable to bank ..............................    114,275,000     81,900,000
                                                            ------------   ------------
          Total liabilities .............................    115,131,854     83,624,187
                                                            ------------   ------------

Commitments and contingencies

Net assets:

     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares issued ....................           --             --
     Common stock, $.001 par value, 10,000,000 shares
        authorized, 4,828,492 shares outstanding ........          4,828          4,828
     Additional paid-in capital .........................     77,034,495     78,537,258
     Undistributed net investment income ................           --             --
     Undistributed net capital gains ....................      4,995,079         35,313
     Unrealized appreciation of portfolio securities, net     38,133,819     65,893,353
                                                            ------------   ------------
          Total net assets ..............................   $120,168,221   $144,470,752
                                                            ============   ============
          Net assets per share ..........................   $      24.89   $      29.92
                                                            ============   ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                    1998            1997
                                                               ------------    ------------
Investment income:

     Income from portfolio securities ......................   $    927,246    $  1,718,123
     Interest from temporary cash investments ..............         10,136          24,135
                                                               ------------    ------------
          Total investment income ..........................        937,382       1,742,258
                                                               ------------    ------------
Expenses:

     Management fee ........................................        600,841         775,765
     Director fees and expenses ............................         54,514          44,950
     Professional fees .....................................         67,033          29,231
     Administrative fees ...................................         12,500          12,500
     Mailing, printing and other expenses ..................        104,583          67,544
     Interest expense ......................................        604,528         189,723
     Franchise taxes .......................................          8,200           6,279
                                                               ------------    ------------
          Total expenses ...................................      1,452,199       1,125,992
                                                               ------------    ------------
Net investment income (loss) ...............................       (514,817)        616,266
                                                               ------------    ------------
Realized gain on sales of portfolio securities, net ........        500,700       6,288,021
                                                               ------------    ------------
Unrealized appreciation of portfolio securities, net:
     End of period .........................................     38,133,819      78,194,053
     Beginning of period ...................................     70,045,805      84,464,151
                                                               ------------    ------------
     Decrease in unrealized appreciation, net ..............    (31,911,986)     (6,270,098)
                                                               ------------    ------------
     Total increase (decrease) in net assets from operations   $(31,926,103)   $    634,189
                                                               ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                    1998            1997
                                                               ------------    ------------
Investment income:
     Income from portfolio securities ......................   $  2,811,865    $  3,121,712
     Interest from temporary cash investments ..............         35,164          76,660
                                                               ------------    ------------
          Total investment income ..........................      2,847,029       3,198,372
                                                               ------------    ------------
Expenses:
     Management fee ........................................      2,125,550       2,072,441
     Management incentive fee ..............................           --            55,824
     Deferred management incentive fee .....................           --           426,501
     Director fees and expenses ............................        185,904         153,812
     Professional fees .....................................        333,795         356,575
     Administrative fees ...................................         37,500          37,500
     Mailing, printing and other expenses ..................        202,395         183,836
     Interest expense ......................................      1,269,206         415,495
     Franchise taxes .......................................         98,078         100,643
     Amortization ..........................................           --            11,730
                                                               ------------    ------------

          Total expenses ...................................      4,252,428       3,814,357
                                                               ------------    ------------
Net investment loss ........................................     (1,405,399)       (615,985)
                                                               ------------    ------------
Realized gain on sales of portfolio securities, net ........      4,995,079       4,812,355
                                                               ------------    ------------
Unrealized appreciation of portfolio securities, net:
     End of period .........................................     38,133,819      78,194,053
     Beginning of period ...................................     65,893,353      41,671,464
                                                               ------------    ------------
     Increase (decrease) in unrealized appreciation, net ...    (27,759,534)     36,522,589
                                                               ------------    ------------
     Total increase (decrease) in net assets from operations   $(24,169,854)   $ 40,718,959
                                                               ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                              1998             1997
                                                         -------------    -------------
Operations:

     Net investment loss .............................   $  (1,405,399)   $    (615,985)
     Realized gain on sales of portfolio
        securities, net ..............................       4,995,079        4,812,355
     Increase (decrease) in unrealized appreciation of
        portfolio securities, net ....................     (27,759,534)      36,522,589
                                                         -------------    -------------
Increase (decrease) in net assets from operations ....     (24,169,854)      40,718,959
                                                         -------------    -------------
Capital share transactions:

    Dividends declared ...............................        (132,677)            --
    Stock issued in payment of deferred
        management incentive fee .....................            --         11,210,529
                                                         -------------    -------------
Increase (decrease) in net assets from
    capital share transactions .......................        (132,677)      11,210,529
                                                         -------------    -------------
Net increase (decrease) in net assets ................     (24,302,531)      51,929,488

Net assets at beginning of period ....................     144,470,752      103,223,308
                                                         -------------    -------------
Net assets at end of period ..........................   $ 120,168,221    $ 155,152,796
                                                         =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                         1998             1997
                                                    -------------    -------------
Cash flows from operating activities:
     Interest and dividends received ............   $   1,212,802    $   2,672,925
     Cash paid to management company, directors,
        bank and suppliers ......................      (4,405,132)      (3,053,567)
                                                    -------------    -------------
        Net cash used by operating activities ...      (3,192,330)        (380,642)
                                                    -------------    -------------
Cash flows from investing activities:
     Purchase of portfolio securities ...........     (37,375,126)     (22,561,092)
     Proceeds from sales of portfolio securities       12,886,562       15,773,791
     Principal payments from portfolio companies        1,012,576        3,206,728
     Advance to co-investor .....................            --           (501,547)
                                                    -------------    -------------
        Net cash used by investing activities ...     (23,475,988)      (4,082,120)
                                                    -------------    -------------
Cash flows from financing activities:
     Advances from bank .........................     271,900,000      269,600,000
     Repayments to bank .........................    (239,525,000)    (247,600,000)
     Dividend payments ..........................        (828,556)      (1,209,850)
                                                    -------------    -------------

        Net cash provided by financing activities      31,546,444       20,790,150
                                                    -------------    -------------
Net increase in cash and cash equivalents .......       4,878,126       16,327,388

Cash and cash equivalents at beginning of period       75,180,742       69,129,290
                                                    -------------    -------------
Cash and cash equivalents at end of period ......   $  80,058,868    $  85,456,678
                                                    =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)
                                   (Continued)

                                                                                      1998            1997
                                                                                  ------------    ------------
Reconciliation of increase (decrease) in net assets from operations to net cash used by operating activities:

Increase (decrease) in net assets from operations .............................   $(24,169,854)   $ 40,718,959

Adjustments to reconcile increase (decrease) in net assets from operations to net cash used by operating activities:

     Realized gain on sale of portfolio securities, net .......................     (4,995,079)     (4,812,355)
     (Increase) decrease in unrealized appreciation, net ......................     27,759,534     (36,522,589)
     Accrued interest and dividends exchanged for
         portfolio securities .................................................     (1,376,305)       (991,962)
     (Increase) decrease in accrued interest receivable .......................       (257,922)        466,515
     Amortization of commitment fee ...........................................         18,750          55,000
     Commitment fee paid ......................................................           --           (75,000)
     Amortization of reorganization costs .....................................           --            11,730
     Decrease in accounts payable .............................................        (49,941)        (42,223)
     Stock issued to management company in payment
        of deferred management incentive fee ..................................           --        11,210,529
     Decrease in due to management company ....................................       (121,513)    (10,399,246)
                                                                                  ------------    ------------

Net cash used by operating activities .........................................   $ (3,192,330)   $   (380,642)
                                                                                  ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
        SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                               1998         1997
                                                             --------     --------
Investment income ........................................   $   0.59     $   0.68

Expenses .................................................       0.88         0.81
                                                             --------     --------
     Net investment loss .................................      (0.29)       (0.13)

Realized gain on sale of portfolio securities, net .......       1.04         1.02

Increase (decrease) in unrealized appreciation
      of portfolio securities, net .......................      (5.75)        7.70
                                                             --------     --------
     Increase (decrease) in net assets from operations ...      (5.00)        8.59

Capital share transactions:
     Dividends declared ..................................      (0.03)        --

Net assets at beginning of period ........................      29.92        24.00
                                                             --------     --------

Net assets at end of period ..............................   $  24.89     $  32.59
                                                             ========     ========
Ratio of expenses to average net assets ..................       3.21%        2.95%

Ratio of net investment loss to average net assets .......      (1.06)%      (0.48)%

Ratio of increase (decrease) in net assets from operations
     to average net assets ...............................     (18.27)%      31.52%

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1998
                                   (Unaudited)

                                                                           DATE OF
           PORTFOLIO COMPANY                                           INITIAL INVESTMENT             COST            FAIR VALUE
           -----------------                                           ------------------          ---------         -----------
A. C. Liquidating Corporation                                           February 1985
  -10% secured promissory notes                                                                    $ 188,014         $    --

Allied Waste Industries, Inc. (NASDAQ - AWIN)                             March 1989
  -1,100,000 shares of common stock                                                                4,037,572          24,941,125
  -Warrants to buy up to 125,000 shares of common
    stock at $5.00 per share through August 1999                                                      --               1,551,797

American Residential Services, Inc. (NYSE - ARS)                        December 1995
  -1,125,000 shares of common stock                                                                3,000,272           4,084,524
  -Warrants to buy up to 100,000 shares of common
    stock at $15 per share through September 2001                                                     --                  --

Atlas Acquisition, Inc.                                                    May 1997
  -32,000 shares of common stock                                                                      32,000              --
  -19,680 shares of preferred stock                                                                1,968,000              --
  -Junior participation agreement                                                                    850,000             250,000

Brazos Sportswear, Inc. (NASDAQ - BRZS)                                 February 1989
  -2,160,308 shares of common stock                                                                1,331,187             216,031
  -4,181,309 shares of 8% Series B1 preferred stock                                                4,181,309           1,045,328
  -1,422,012 shares of 8% Series B2 preferred stock                                                1,422,012             355,503
  -1,164,391 shares of 8% Series B3 preferred stock                                                1,164,391             291,098
  -Warrants to buy up to 30,261 and 140,578 shares
    of common stock at $4.62 and $6.59 per share
    through August 2006 and March 2007, respectively                                                  --                  --
  -1,000 shares of common stock of GCS RE, Inc.                                                      132,910             300,000

Carruth-Doggett Industries, Inc.                                        December 1995
  -10% senior subordinated promissory note                                                         2,250,000           2,250,000
  -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005                                                     --               2,250,000
  -Warrant to buy up to 249 shares of common
    stock of CDE Corp. at $0.01 per share through
    December 2005                                                                                     --                  --

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                                   (Continued)

                                                                      DATE OF
              PORTFOLIO COMPANY                                 INITIAL INVESTMENT                 COST               FAIR VALUE
              -----------------                                 ------------------             -----------           -----------
Container Acquisition, Inc.                                        February 1997
  -1,370,000 shares of common stock                                                            $ 1,370,000           $ 1,370,000
  -52,749 shares of preferred stock                                                              5,274,900             5,274,900
  -Warrant to buy up to 370,588 shares of common
    stock at $.01 per share through June 2003                                                        1,000                 1,000

CRC Holdings, Corp.                                                  June 1997
  -59,891 shares of common stock                                                                 5,474,037            16,484,000
  -12% subordinated promissory note                                                                959,700               959,700

The Drilltec Corporation                                            August 1998
  -1,400,000 shares of common stock                                                              1,400,000             1,400,000
  -62,450 shares of preferred stock                                                              6,245,000             6,245,000

Drypers Corporation (NASDAQ - DYPR)                                  July 1991
  -3,677,906 shares of common stock                                                              9,328,556             7,884,801

Equicom, Inc. (formerly Texrock Radio, Inc.)                         July 1997
  -500,000 shares of common stock                                                                  156,250               156,250
  -523,230 shares of preferred stock                                                             5,232,300             5,232,300
  -10% subordinated note                                                                         2,682,000             2,682,000

Garden Ridge Corporation (NASDAQ - GRDG)                             July 1992
  -474,942 shares of common stock                                                                  685,030             3,541,813

Hot & Cool Holdings, Inc.                                            March 1996
  -9% increasing rate subordinated promissory note                                               1,300,000             1,300,000
  -10% subordinated note                                                                         2,200,000             2,200,000
  -12% subordinated note                                                                         1,000,000             1,000,000
  -Warrants to buy up to 14,942 shares of common
    stock at $.01 per share through March 2006                                                      --                   280,000
  -Warrants to buy up to 16,316 shares of common
    stock at $26 per share through April, 2007                                                      --                    --

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                                   (Continued)

                                                                       DATE OF
                       PORTFOLIO COMPANY                         INITIAL INVESTMENT          COST              FAIR VALUE
                       -----------------                         ------------------       ----------          ------------
HTD Corporation (formerly Triad Medical Inc.)                         April 1997
  -1,251,944 shares of common stock                                                       $8,165,000          $ 10,015,552
  -Non-interest bearing $2,025,000 promissory note                                         1,319,509             1,319,509

NCI Building Systems, Inc. (NYSE - NCS)                               April 1989
  -200,000 shares of common stock                                                            159,784             3,962,500

OEI International, Inc.                                              October 1997
     (formerly One Engineering, Inc.)
  -1,218,973 shares of common stock                                                              667                   667
  -Prime + 1/2% promissory note                                                            2,271,731             2,271,731

Paracelsus Healthcare Corporation (NYSE - PLS)                      December 1990
  -1,263,058 shares of common stock                                                        5,278,748             2,492,226

Petrocon Engineering, Inc.                                          September 1998
  -15% promissory note                                                                     2,500,000             2,500,000
  -Warrant to buy 1,000,000 shares of common
    stock at $4.00 per share through September 2008                                                -                     -

Raytel Medical Corporation (NASDAQ - RTEL)                           August 1997
  -33,073 shares of common stock                                                             330,730               146,385

Restaurant Development Group, Inc.                                    June 1987
  -610,909 shares of Class A common stock                                                  2,891,156               775,000

Sovereign Business Forms, Inc.                                       August 1996
  -13,106 shares of preferred stock                                                        1,310,600             1,310,600
  -15% promissory notes                                                                      800,000               800,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006                                                      -             1,440,818
  -Warrant to buy 25,070 shares of common
    stock at $1.25 per share through October 2007                                                  -                59,182

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                                   (Continued)

                                                                          DATE OF
                  PORTFOLIO COMPANY                                  INITIAL INVESTMENT         COST                FAIR VALUE
                  -----------------                                  ------------------      -----------           -----------
Stephen L. LaFrance Holdings, Inc.                                    September 1997
  -2,498,452 shares of preferred stock                                                       $ 2,498,452           $ 2,498,452
  -Warrant to buy 269 shares of common stock
    for $.01 per share through September 2007                                                     --                    --

Strategic Holdings, Inc.                                              September 1995
  -3,089,751 shares of common stock                                                            3,088,389                --
  -3,822,157 shares of Series B preferred stock                                                3,820,624             3,820,624
  -Warrants to buy 225,000 and 100,000 shares of
    common stock at $0.4643 and $1.50 per share,
    respectively, through August 2005                                                             --                    --
  -1,000 shares of SMIP, Inc. common stock                                                       150,000                --
  -15% promissory note of SMIP, Inc.                                                             175,000                --

Summit/DPC Partners, L.P.                                              October 1995
  -36.11% limited partnership interest                                                         2,600,000             4,600,000

Travis International, Inc.                                             December 1986
  -66,784 shares of common stock                                                                 534,589             2,537,792
  -104,500 shares of Class A common stock                                                         25,701             3,971,000

Tulsa Industries, Inc.                                                 December 1997
  -27,500 shares of common stock                                                                  33,846                33,846
  -546,615 shares of Series A preferred stock                                                  5,466,154             5,466,154
  -Warrants to buy 31,731 shares of common
   stock at $.001 per share                                                                       --                    --

United Industrial Services, Inc.                                         July 1998
  -35,000 shares of preferred stock                                                            3,500,000             3,500,000
  -Warrants to buy 63,637 shares of common
    stock at $0.01 per share through June 2008                                                       100                   100

United Rentals, Inc. (NYSE - URI)                                      October 1997
  -54,334 shares of common stock                                                                     397             1,300,647

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                                   (Continued)

                                                                     DATE OF
                       PORTFOLIO COMPANY                       INITIAL INVESTMENT                 COST                FAIR VALUE
                       -----------------                       ------------------            -------------           -----------
United States Filter Corporation (NYSE - USF)                     October 1989
  -130,300 shares of common stock                                                            $   1,544,606           $ 2,101,088

VRPI Spin Off, Inc.                                               January 1988
  -100 shares of common stock                                                                      250,000               250,000
  -10% secured promissory note                                                                   2,672,349             2,672,349
  -12% secured promissory note                                                                   1,050,000             1,050,000
  -10,000 shares of common stock of
    Equus Video Corporation                                                                         25,000                20,000
                                                                                             -------------         -------------
     Total                                                                                   $ 116,329,572         $ 154,463,392
                                                                                             =============         =============

      The majority of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

      In connection with the investments in Allied Waste Industries, Inc., American Residential Services, Inc., Atlas Acquisition, Inc., Brazos Sportswear, Inc., Container Acquisition, Inc., CRC Holdings, Corp., The Drilltec Corporation, Drypers Corporation, Hot & Cool Holdings, Inc., HTD Corporation, Sovereign Business Forms, Inc., Strategic Holdings, Inc. and United Industrial Services, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities

       As defined in the Investment Company Act of 1940, the Fund is considered to have a controlling interest in Atlas Acquisition, Inc., Brazos Sportswear, Inc., Container Acquisition, Inc., CRC Holdings, Corp., The Drilltec Corporation, Drypers Corporation, Equicom, Inc., OEI International, Inc., Restaurant Development Group, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Tulsa Industries, Inc., United Industrial Services, Inc. and VRPI Spin Off, Inc. In addition, HTD Corporation and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at September 30, 1998. Such discounts, shown in the following table, total $9,491,271 or $1.97 per share as of September 30, 1998.

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                                   (Continued)

                                                                   DISCOUNT FROM
                                                                    MARKET VALUE
                                                                    ------------
                  Allied Waste Industries, Inc. ...........         $  1,516,453
                  American Residential Services, Inc. .....              415,476
                  Brazos Sportswear, Inc. .................            4,104,585
                  Drypers Corporation .....................            3,148,917
                  Garden Ridge Corporation ................              109,541
                  Paracelsus Healthcare Corporation .......              191,772
                  Raytel Medical Corporation ..............                4,527
                                                                    ------------
                        Total discount ....................         $  9,491,271
                                                                    ============

       Income was earned in the amount of $1,958,751 and $1,570,687 for the nine months ended September 30, 1998 and 1997 respectively, on portfolio securities of companies in which the Fund has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Garden Ridge Corporation, Raytel Medical Corporation, Summit/DPC Partners, L.P., United Rentals, Inc. and United States Filter Corporation. The Fund provides significant managerial assistance to portfolio companies that comprise 92% of the total value of the investments in portfolio companies at September 30, 1998.

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

(1)   ORGANIZATION AND BUSINESS PURPOSE

      Equus II Incorporated (the "Fund"), a Delaware corporation with perpetual existence, was formed by Equus Investments II, L.P. (the "Partnership") on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund trade on the New York Stock Exchange under the symbol EQS.

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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives $50,000 per year as compensation for providing certain investor communication services, of which $37,500 is included in the accompanying Statements of Operations for each of the nine months ended September 30, 1998 and 1997.

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

      Pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee, which was calculated to be $11,210,529 based on the net unrealized appreciation of investments in portfolio securities at March 31, 1997, was paid by the issuance to the Management Company of 459,973 unregistered shares of common stock of the Fund on May 15, 1997. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997. Deferred management incentive fee expense of $426,501 resulting from increases in net unrealized appreciation on portfolio securities has been included in the accompanying Statement of Operations for the nine months ended September 30, 1997. Current management incentive fees of $55,824 were included in the accompanying Statement of Operations for the nine months ended September 30, 1997.

      The Management Company is controlled by a privately-owned corporation.

      As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $25,000 paid quarterly in arrears, a fee of $3,000 for each meeting of the Board of Directors attended in person, a fee of $1,500 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is automatically granted incentive stock options to purchase shares of the Fund's stock at the time of their initial election and annually thereafter. (See Note
10).

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

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $147,099,157 (including $44,858,702 in publicly-traded securities, net of a $9,491,271 Valuation Discount) and $147,899,786 (including $89,710,511 in publicly-traded securities, net of a $17,100,722 Valuation Discount) at September 30, 1998 and December 31, 1997, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund had undistributed capital gains during 1997 of $132,677. A dividend of such income was declared on July 31, 1998, and will be paid prior to the end of the year. The Fund had a net investment loss for tax purposes for the nine months ended September 30, 1998 and 1997, and therefore distributed no net investment income.

      The following is a reconciliation of the difference in the Fund's net realized gain on the sale of portfolio securities for book and tax purposes for the nine months ended September 30, 1998 and 1997.

                                                        1998            1997
                                                     ----------     -----------
Net realized gain on the sales of portfolio
  securities, book .............................     $4,995,079     $ 4,812,355
Management incentive fee .......................           --        (7,530,385)
                                                     ----------     -----------

Net realized gain (loss) on the sales of
  portfolio securities, tax ....................     $4,995,079     $(2,718,030)
                                                     ==========     ===========

(5)   DIVIDENDS

      The Fund declared undistributed capital gains during 1997 of $ 132,677 as a dividend on July 31, 1998. Subsequent to September 30, 1998, the Fund declared undistributed net capital gains of $2,995,079 as a dividend for the ten months ended October 31, 1998. These capital gains dividends will be paid prior to the end of the year. No dividends were declared during the nine months ended September 30, 1997. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or in stock by specific election. If the Fund does not have available cash to pay the minimum dividends, it may borrow the required funds or sell some of its portfolio investments.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of money market accounts at NationsBank, N.A., earning interest at rates ranging from 3.50% to 5.30% at September 30, 1998.

(7)   ACCOUNTS RECEIVABLE

      Included in "Accounts receivable" at September 30, 1998 and December 31, 1997 was $4,945 and $840,000, respectively, in royalties receivable from United Rentals, Inc. related to the sale of the Fund's investment in J&J Rental Service, Inc. During the nine months ended September 30, 1998, $622,076 of the royalty receivable was received and $212,980 was realized as a loss from the reduction in the value of the royalty receivable. In addition, the Fund received in January 1998, $90,712 as a partial distribution from the escrow related to the sale of the Fund's investment in Industrial Equipment Rentals, Inc. This amount was included in "Accounts receivable" at December 31, 1997.

(8)   PORTFOLIO SECURITIES

      During the nine months ended September 30, 1998, the Fund invested $13,645,100 in three new companies and made follow-on investments of $25,106,331 in eleven portfolio companies, including $1,376,305 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $4,995,079 from the sale of portfolio securities during the nine months ended September 30, 1998.

      During the nine months ended September 30, 1997, the Fund invested $19,161,738 in nine new companies and made follow-on investments of $4,722,046 in six portfolio companies, including $991,962 in dividends and accrued interest received in the form of additional portfolio securities and $330,730 in securities received upon the sale of securities of another portfolio company. In addition, the Fund realized a net capital gain of $4,812,355 from the sale of portfolio securities during the nine months ended September 30, 1997.

(9)   NOTES PAYABLE TO BANK

      The Fund has a $150,000,000 line of credit promissory note with NationsBank, N.A., with interest payable at 1% over the rate earned on its money market account. The Fund had $80,000,000 and $75,000,000 outstanding on such note at September 30, 1998 and December 31, 1997, respectively, that was secured by $80,000,000 and $75,000,000 of the Fund's temporary cash investments for each respective year. The Fund paid $75,000 in commitment fees in 1997, which was capitalized and amortized over the commitment period. Effective April 1, 1998, the Fund extended the line of credit promissory note to April 1, 1999, and lowered the rate to 1/2% over the rate earned on its money market account.

      In addition, the Fund has a revolving line of credit totaling $50,000,000 with NationsBank, N.A. that expires on April 1, 1999. The Fund had $34,275,000 and $6,900,000 outstanding under such line of credit at September 30, 1998 and December 31, 1997, respectively, which is secured by the Fund's investments in portfolio securities. The Fund also pays 1/4% interest on the unused portion of the line of credit. The interest rate was lowered during the year from a range of prime + 1/4% to 3/4% to a range of prime - 1/2% to prime + 1/4% or libor + 1.65%.

      The average daily balances outstanding on the Fund's notes payable during the nine months ended September 30, 1998 and 1997, were $20,438,919 and $4,508,681, respectively.

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

      Under the 1997 Stock Incentive Option Plan, options to purchase 939,131 shares of the Fund's common stock at prices ranging from $17 to $27.44 per share were outstanding at September 30, 1998. During the nine months ended September 30, 1998, no options were exercised. Outstanding options expire in May 2007 through May 2008. If all options granted were exercised as of September 30, 1998, excluding 108,955 shares due to their anti-dilutive effect if converted, there would have been dilution of net assets per share of approximately $0.19 per share, or 0.78%, as a result of such exercise, using the treasury stock method.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has made commitments to invest, under certain circumstances, up to an additional $350,000 in Equicom, Inc., $355,000 in GCS RE, Inc., $5,228,269 in OEI International, Inc., $6,750,000 in Strategic Holdings, Inc., $2,000,000 in Sovereign Business Forms, Inc. and $500,000 in United Industrial Services, Inc.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(12)  SUBSEQUENT EVENTS

      Subsequent to September 30, 1998, the Fund repaid $80,000,000 of notes payable to the bank.

      In October 1998, the Fund advanced an additional $228,269 to OEI International, Inc. under a prime + 1/2% promissory note. OEI International, Inc. also completed a 0.487716 reverse stock split of its common stock

      In November 1998, the Fund sold 175,000 shares of Allied Waste Industries, Inc. for $3,686,099, realizing a capital gain of $2,856,326.

      Subsequent to September 30, 1998, the Board of Directors of the Fund declared a dividend of $0.65 per share, payable on or about December 30, 1998, to shareholders of record as of November 16, 1998. The $0.65 per share is comprised of unpaid net capital gains for the year ended December 31, 1997 plus net capital gains for the ten months ended October 31, 1998. The Fund has filed with the Internal Revenue Service to change its year-end for determining capital gains for federal income tax purposes to October 31. Capital gains dividends were determined previously based on the taxable capital gains realized through December 31 of each year. The dividend will be paid in shares of common stock of the Fund or in cash by specific election. Such election must be made by shareholders prior to December 15, 1998. The number of shares to be issued in the dividend will be determined by the market value of the Fund's stock at the close of business on the New York Stock Exchange on December 15, 1998. Cash will be paid in lieu of issuing any fractional shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Fund had $154,463,392 of its assets invested in portfolio securities of 30 companies, and has committed to invest up to an additional $15,183,269 in five of such companies. Current temporary cash investments, anticipated future investment income, proceeds from borrowings and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At September 30, 1998, the Fund had $34,275,000 outstanding on a $50,000,000 revolving line of credit loan from a bank.

      Net cash used by operating activities was $3,192,330 and $380,642 for the nine months ended September 30, 1998 and 1997, respectively. An increase in interest expense in 1998 accounted for the majority of the increase in cash used by operating activities.

      At September 30, 1998, the Fund had $80,042,444 of its total assets of $235,300,075 invested in temporary cash investments consisting of money market securities. This amount includes proceeds from a $80,000,000 revolving line of credit to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on October 1, 1998.

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

      The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and shareholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Shareholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit amount.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment loss after all expenses amounted to $1,405,399 and $615,985 for the nine months ended September 30, 1998 and 1997, respectively. The larger net investment loss in 1998 was primarily attributable to interest expense which increased to $1,269,206 in 1998 as compared to $415,495 in 1997. The increase of the average daily balances outstanding on the lines of credit to $20,438,919 during the nine months ended September 30, 1998, from $4,508,681 in 1997, which was offset partially by a decrease in the interest rate, resulted in the increased interest expense in 1998. Income from portfolio securities decreased to $2,811,865 in 1998 as compared to $3,121,712 in 1997 primarily due to the decrease in dividend income received from portfolio securities during 1998 as compared to 1997.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund. Such fees amounted to $2,125,550 and $2,072,441 for the nine months ended September 30, 1998 and 1997, respectively.

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

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund be granted an incentive stock option to purchase 5,000 shares of the Fund's common stock. In addition, beginning with the 1998 annual meeting of shareholders, each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock.

      Under the 1997 Stock Incentive Option Plan, options to purchase 939,131 shares of the Fund's common stock at prices ranging $17 to $27.44 per share were outstanding at September 30, 1998. During the nine months ended September 30, 1998, no options were exercised. Outstanding options expire in May 2007 through May 2008. If all options granted were exercised as of September 30, 1998, excluding 108,955 shares due to their anti-dilutive effect if converted, there would have been a net dilution of net assets per share, using the treasury stock method, of approximately $0.19 per share, or 0.78%, as a result of such exercise.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the nine months ended September 30, 1998, the Fund realized net capital gains of $4,995,079 from the sale of securities of seven Portfolio Companies. The Fund sold 143,112 shares of Coach USA, Inc. common stock for $6,620,305, realizing a capital gain of $4,756,947 and 32,128 shares of U.S. Filter Corporation common stock for $1,059,964, realizing a capital gain of $679,111. In addition, the Fund realized a capital gain due to the receipt of $6,825 in additional compensation from the escrow account related to the 1997 sale of Cardiovascular Ventures, Inc. The Fund realized a capital loss of $735,525 on the conversion of its prime + 1% note due from Triad Medical Inc. into a non-interest bearing loan due in 2005. The value of the note was discounted by the $735,525, representing original issue discount which will be accreted to income over the life of the loan. The Fund also realized a loss of $212,980 from the reduction in the value of the royalty receivable due from United Rentals, Inc. related to the 1997 sale of J&J Rental, Inc. The Fund realized a capital gain due to the receipt of additional compensation of $453,560 related to the 1997 sale of the Fund's investment in

Industrial Equipment Rentals, Inc. The Fund also realized a capital gain due to the receipt of $47,141, as payment on preferred stock of Springtime, Inc., which had been previously written off as having no value.

      During the nine months ended September 30, 1997, the Fund had a net realized gain of $4,812,355 from the sale of investments in three portfolio companies.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation on investments decreased $27,759,534 during the nine months ended September 30, 1998, from $65,893,353 to $38,133,819. Such net decrease resulted from decreases in the estimated fair value of securities of ten of the Fund's Portfolio Companies aggregating $45,340,326, an increase in the estimated fair value of securities of ten portfolio companies of $20,697,870, and the transfer of $3,117,078 in net unrealized appreciation to net realized gains from the sale of investments in two companies.

      Net unrealized appreciation on investments increased $36,522,589 during the nine months ended September 30, 1997, from $41,671,464 to $78,194,053. Such net increase resulted from increases in the estimated fair value of securities of thirteen of the Fund's portfolio companies aggregating $40,297,383, a decrease in the estimated fair value of securities of two portfolio companies of $4,385,495 and the transfer of $610,701 in net unrealized depreciation to net realized losses.

DIVIDENDS

      Dividends of $132,677 were declared by the Fund during the nine months ended September 30, 1998. Subsequent to September 30, 1998, the Fund declared undistributed net capital gains of $2,995,079 as a dividend for the ten months ended October 31, 1998. The capital gains dividends will be paid prior to the end of the year. No dividends were declared during the nine months ended September 30, 1997.

PORTFOLIO INVESTMENTS

      During the nine months ended September 30, 1998, the Fund invested $13,645,100 in three new companies and made follow-on investments of $25,106,331 in eleven portfolio companies, including $1,376,305 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

      In January 1998, the Fund advanced $3,595,380 under a 10% promissory note to Equicom, Inc. ("Equicom"), in connection with the acquisition of 8 radio stations. On January 27, 1998, the Fund converted $6,372,586 in promissory notes along with $67,918 in accrued interest into 819,680 shares of common stock and 619,050 shares of preferred stock of Equicom. Subsequent to such conversion, the Fund acquired for $2,736,630 an additional 273,663 shares of preferred stock of Equicom. The Fund on June 30, 1998, advanced $2,400,000 to Equicom under a 10% subordinated promissory note. During the second quarter of 1998, Equicom completed a .976 for 1 reverse stock split of its common stock. On June 30, 1998, the Fund sold 300,000 shares of Equicom common stock and 389,223 shares of Equicom preferred stock to co-investors for $93,750 and $3,892,230, respectively, the original cost of each investment. In July 1998, the Fund advanced an additional $282,000 to Equicom under a 10% promissory note. The Fund also acquired an additional 19,740 shares of Equicom preferred stock for $197,400 on September 10, 1998.

      During the nine months ended September 30, 1998, the Fund made additional investments by advancing $1,000,000, $2,205,550 and $373,035 to Hot & Cool Holdings, Inc., OEI International, Inc. and HTD Corporation (formerly Triad Medical Inc.), respectively, under subordinated promissory notes.

      In the first quarter of 1998, the Fund advanced an additional $850,000 in the form of a junior participation agreement to Atlas Acquisition, Inc.

      On January 15, 1998, the Fund exchanged its stock investment in WMW Industries, Inc. for 162,428 shares of United States Filter Corporation ("U.S. Filter") common stock. The Fund also received $1,012,576 in cash, to pay off its junior participation note. The Fund could receive up to an additional 41,560 shares of U.S. Filter common stock, which were placed in an escrow account as security for various representations made by the Fund. The transaction with U.S. Filter, which is traded on the New York Stock Exchange, was a tax-free exchange; therefore the Fund did not realize a capital gain from such transaction.

      On March 3, 1998, the Fund converted its 25,000 shares of 7.5% convertible preferred stock of Drypers Corporation into 2,500,000 shares of Drypers common stock. In addition, the Fund received 70,024 shares of Drypers common stock in payment of $401,938 in dividends on such preferred stock.

      Through September 30, 1998, the Fund received an additional 3,755 shares of preferred stock of Container Acquisition, Inc. in payment for $375,500 of dividends on the preferred stock.

      In 1998, the Fund received an additional 1,116 shares of Sovereign Business Forms, Inc. preferred stock in payment of $111,600 in dividends.

      Through September 30, 1998, the Fund has received an additional 240,530, 81,802 and 66,981 shares of Series B1, B2 and B3 preferred stock of Brazos Sportswear, Inc., respectively, in payment of $389,313 in dividends on the preferred stock.

      On May 27, 1998, the Fund acquired an additional 24,891 shares of CRC Holdings, Corp. for $2,275,037, as a follow-on investment to enable CRC to make an acquisition.

      On April 14, 1998, the Fund's investment in Triad Medical, Inc. ("Triad") was reduced from 449,213 shares of common stock to 196,808 shares (excluding 14,493 shares held in escrow) of common stock, as the result of a reverse stock split. On May 1, 1998, the Fund invested an additional $7,815,000 in Triad in exchange for 976,875 shares of common stock. In addition, on May 1, 1998, Triad acquired four companies in the specialty medical distribution business, including Healthcare Technology Delivery, Inc. ("HTD"), in which the Fund had an investment at September 30, 1998. The Fund received 78,261 shares of Triad common stock for its investment in HTD. In addition, the Fund's prime +1/2% promissory note due from Triad in the amount of $2,025,000 was renewed in the form of a non-interest bearing promissory note due in 2005. In connection with such renewal, the Fund forgave $102,232 of accrued interest receivable from Triad. In addition, the Fund discounted the non-interest bearing note to $1,289,475, realizing a capital loss of $735,525. Such original issue discount is being accreted to income over the life of the note.

      On July 1, 1998, the Fund acquired 35,000 shares of preferred stock of United Industrial Services, Inc. ("UIS") for $3,500,000, and paid $100 to acquire warrants to purchase up to 63,637 shares of common stock of UIS for $.01 per share through June 30, 2008. UIS, located in Houston, Texas, specializes in field services for the petrochemical and power generation industries.

      On July 29, 1998, the initial public offering of OEI International, Inc. was postponed due to the market conditions and other factors.

      In August 1998, the Fund acquired 1,400,000 shares of common stock and 62,450 shares of preferred stock for $1,400,000 and $6,245,000, respectively, from The Drilltec Corporation ("Drilltec"). Drilltec provides protection and packaging of premium oil country tubular goods, drill pipe and line pipe and manufactures thread protectors for customers throughout the world.

      On August 10, 1998, the Fund received $453,560 as a partial distribution from escrow related to the 1997 sale of the Fund's investment in Industrial Equipment Rentals, Inc. Such amount will be recorded as a capital gain.

      On September 10, 1998, the Fund advanced $2,500,000 under a 15% promissory note with Petrocon Engineering, Inc. ("Petrocon"). Petrocon is an international engineering, systems and construction management contractor, servicing industrial customers with a primary focus in the process industries - oil, chemical, petrochemical and forest products.

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

      Of the companies in which the Fund has investments at September 30, 1998, ten Portfolio Companies are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

YEAR 2000

      Many computer software systems in use today cannot properly process date-related information from and after January 1, 2000. Should any of the computer systems employed by the Management Company, any of the Fund's other major service providers, or companies in which the Fund has an investment, fail to process this type of information properly, that could have a negative impact on the Fund's operations and the services provided to the Fund's stockholders. The Management Company is reviewing all of its own computer systems with the goal of modifying or replacing such systems to the extent necessary to prepare for the Year 2000. In addition, the Fund is in the process of inquiring of its major service providers as well its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. Such assessment is expected to be complete prior to the end of the year. It is anticipated that the Fund will incur no material expenses related to the Year 2000 issues.

SUBSEQUENT EVENTS

      Subsequent to September 30, 1998, the Fund repaid $80,000,000 of notes payable to the bank.

      In October 1998, the Fund advanced an additional $228,269 to OEI International, Inc. under a prime + 1/2% promissory note. OEI International, Inc. also completed a 0.487716 reverse stock split of its common stock.

      In November 1998, the Fund sold 175,000 shares of Allied Waste Industries, Inc. for $3,686,099, realizing a capital gain of $2,856,326.

      Subsequent to September 30, 1998, the Board of Directors of the Fund declared a dividend of $0.65 per share, payable on or about December 30, 1998, to shareholders of record as of November 16, 1998. The $0.65 per share is comprised of unpaid net capital gains for the year ended December 31, 1997 plus net capital gains for the ten months ended October 31, 1998. The Fund has filed with the Internal Revenue Service to change its year-end for determining capital gains for federal income tax purposes to October 31. Capital gains dividends were determined previously based on the taxable capital gains realized through December 31 of each year. The dividend will be paid in shares of common stock of the Fund or in cash by specific election. Such election must be made by shareholders prior to December 15, 1998. The number of shares to be issued in the dividend will be determined by the market value of the Fund's stock at the close of business on the New York Stock Exchange on December 15, 1998. Cash will be paid in lieu of issuing any fractional shares.

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

Date:  November 10, 1998