Form 10-K
period 1998-12-31
EQUUS II INC
filed 1999-03-05
CIK 878932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $64,741,633, computed on the basis of $14.6875 per share, closing price of the common stock on the New York Stock Exchange on March 1, 1999. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 4,954,304 shares of the registrant's common stock, $.001 par value, outstanding as of March 1, 1999. The net asset value of a share at December 31, 1998 was $23.45.

Documents incorporated by reference: Proxy Statement for 1999 Annual Meeting of Stockholders is incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                          PAGE
PART I

 Item 1.  Business .......................................................   1
 Item 2.  Properties ...................................................... 17
 Item 3.  Legal Proceedings ............................................... 17
 Item 4.  Submission of Matters to a Vote of Security Holders ............. 18

PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters........................................................ 18
 Item 6.  Selected Financial Data ......................................... 20
 Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................... 21
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk ....... 27
 Item 8.  Financial Statements and Supplementary Data...................... 29
 Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ........................... 51

PART III

 Item 10. Directors and Executive Officers of the Registrant .............. 51
 Item 11. Executive Compensation........................................... 51
 Item 12. Security Ownership of Certain Beneficial Owners and Management .. 51
 Item 13. Certain Relationships and Related Transactions .................. 51
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 51

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

      The Fund has eight directors. Five of such directors are disinterested individuals (the "Independent Directors") as defined by the Investment Company Act. The directors are responsible for providing overall guidance and supervision of the Fund, approving the valuation of the Fund's investments and performing various duties imposed on directors of a business development company by the Investment Company Act. Among other things, the Independent Directors supervise the management arrangements for the Fund, the custody arrangements with respect to portfolio securities, the selection of independent public accountants, fidelity bonding and any transactions with affiliates.

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

INVESTMENT OPERATIONS

      The investment operations of the Fund consist principally of the following basic activities:

      IDENTIFYING INVESTMENTS. Investment opportunities are identified for the Fund by the Management Company and its officers and directors. Investment proposals may, however, come to the Fund from many other sources, and may include unsolicited proposals from the public and referrals from banks, lawyers, accountants and members of the financial community. Subject to the approval of the Board of Directors, the Fund may pay such persons (including affiliates of Management other than directors, officers and employees of the Management Company) finder's fees to the extent permissible under applicable law and consistent with industry practice.

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

CURRENT PORTFOLIO COMPANIES

      The following is a description of the Fund's investments in its 29 Portfolio Companies at December 31, 1998.

      A. C. LIQUIDATING CORPORATION

      A. C. Liquidating Corporation ("ACL"), Houston, Texas, has disposed of its operating businesses and currently holds two parcels of real estate. ACL is offering the real estate for sale and intends to distribute the net proceeds from such sale and its remaining cash, if any, to its shareholders as soon as possible. At December 31, 1998, the Fund's investment in ACL consisted of $188,014 in 10% secured promissory notes which was recorded at no value. Investments held by the Fund represent no equity interest in ACL. Mr. Lehmann, President of the Fund, serves as a director of ACL.

      ALLIED WASTE INDUSTRIES, INC. (NYSE:  AW)

      Allied Waste Industries, Inc. ("AW"), Scottsdale, Arizona, is a vertically integrated solid waste management company providing non-hazardous waste collection, transfer, recycling and disposal services to residential, municipal and commercial customers. At December 31, 1998, the Fund's investment in AW, valued at $21,626,797 with a cost of $2,970,721, consisted of 875,000 shares of common stock valued at a discounted average of $22.92 per share and a warrant to buy up to 125,000 shares of common stock at $5.00 per share. The December 31, 1998 closing price of AW's common stock on the New York Stock Exchange was $23.625 per share. Due to restrictions on the Fund's ability to sell a portion of the common stock and warrants, the aggregate value recorded by the Fund was $1,373,203 less than the aggregate value based on the market price at December 31, 1998. The Fund's investment in AW represents a less than 1% fully-diluted equity interest in AW. Mr. Lehmann serves on AW's Board of Directors.

      AMERICAN RESIDENTIAL SERVICES, INC. (NYSE: ARS)

      American Residential Services, Inc. ("ARS"), Houston, Texas, operates businesses which provide heating and air conditioning, plumbing and electrical installation and repair services. The December 31, 1998 closing price of ARS common stock on the New York Stock Exchange was $3.25 per share. At December 31, 1998, the Fund's investment in ARS, valued at $3,223,175 with a cost of $3,000,272, consisted of 1,125,000 shares of common stock valued at a discounted average of $2.87 per share, and warrants to buy up to 100,000 shares of common stock at $15.00 per share. Due to restrictions on the Fund's ability to sell the common stock and warrants, the aggregate value recorded by the Fund was $433,076 less than the aggregate value based on the market price at December 31, 1998. The Fund's investment in ARS represents an approximate 8% fully-diluted equity interest in ARS. Mr. Lehmann and Mr. Hale, a Vice President of the Fund, serve as directors of ARS.

      ATLAS ACQUISITION, INC.

      Atlas Acquisition, Inc. ("Atlas"), Atlanta, Georgia, acquired the operations of a 68 year old distributor of "Atlas" branded tires, batteries and accessories sold primarily to the auto repair and full service gas station market. At December 31, 1998, the Fund's investment in Atlas, valued at $250,000 with an original cost of $850,000, consisted of a junior participation in a prime + 1.5% promissory note.

      CARRUTH-DOGGETT INDUSTRIES, INC.

      Carruth-Doggett Industries, Inc. ("CDI"), Houston, Texas, operates five Case Equipment dealerships in the Houston area, which are involved in the sale and rental of new and used equipment, parts and services. Case is the second largest manufacturer of farm equipment in North America and the largest manufacturer of light and medium-sized construction equipment in the world. At December 31, 1998, the Fund's investment in CDI, valued at $4,500,000 with a cost of $2,250,000, consisted of a $2,250,000, 10% senior subordinated promissory note, a warrant to buy up to 33,333 shares of CDI for $0.01 per share and a warrant to buy up to 249 shares of CDE Corp., a sister company of CDI that owns the real property leased by CDI, for $0.01 per share. The Fund's investment in CDI represents a 25% fully-diluted equity interest. The Fund has committed to invest up to an additional $2,000,000 under certain circumstances. Mr. Forbes, a Vice President of the Fund, serves on CDI's Board of Directors.

      CONTAINER ACQUISITION, INC.

      Container Acquisition, Inc. ("Container"), Houston, Texas, is a logistics and maintenance services company serving owners of international shipping containers. At December 31, 1998, the Fund's investment in Container, valued at its original cost of $6,778,800, consisted of 1,370,000 shares of common stock, 54,078 shares of preferred stock and a warrant, exercisable under certain conditions, to buy 370,588 shares of common stock at $0.01 per share. The Fund's investment in Container represents a 65% fully-diluted equity interest. Mr. Lehmann and Mr. Forbes serve on Container's Board of Directors.

      CRC HOLDINGS, CORP.

      CRC Holdings, Corp. ("CRC"), Houston, Texas, was formed to acquire CRC Evans Pipeline International, Inc. which designs, manufactures and services specialized pipeline construction and automatic welding equipment, which it rents and sells worldwide. At December 31, 1998, the Fund's investment in CRC, valued at $21,921,550 with a cost of $6,433,737, consisted of 59,891 shares of common stock and a 12% subordinated promissory note in the amount of $959,700. The Fund's investment in CRC represents an approximate 34% fully-diluted equity interest. Mr. Lehmann and Mr. Forbes serve as directors of CRC.

      THE DRILLTEC CORPORATION

      The Drilltec Corporation ("Drilltec"), Houston, Texas, provides protection and packaging of premium oil country tubular goods, drill pipe and line pipe and manufactures thread protectors for customers worldwide. At December 31, 1998, the Fund's investment in Drilltec, which was recorded at no value with an original cost of $7,645,000, consisted of 1,400,000 shares of common stock and 62,450 shares of preferred stock. The Fund's investment in Drilltec represents a 70% fully-diluted equity interest. The Fund has committed to invest up to an additional $1,000,000 under certain circumstances. Mr. Forbes and Mr. Cahill, a Vice President of the Fund, serve on Drilltec's Board of Directors.

      DRYPERS CORPORATION (NASDAQ: DYPR)

      Drypers Corporation ("DYPR"), Houston, Texas, manufactures and distributes disposable diapers and baby wipes sold under the trade name Drypers(R). DYPR is believed to be the third leading branded diapeR manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina; Guadalajara, Mexico; Sao Paulo, Brazil, Puerto Rico and Malaysia. The December 31, 1998 closing price of DYPR's common stock on the NASDAQ National Market was $3.25 per share. At December 31, 1998, the Fund's investment in DYPR, valued at $9,646,838 with a cost of $9,328,556, consisted of 3,677,906 shares of common stock. The stock was valued at a discounted average of $2.62 per share due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $2,306,357. The Fund's investment in DYPR represents an approximate 21% fully-diluted equity interest. Mr. Lehmann and Mr. Forbes serve as directors of DYPR.

      EQUICOM, INC. (FORMERLY TEXROCK RADIO, INC.)

      Equicom, Inc. ("Equicom"), Austin, Texas, was formed to acquire radio stations in small to medium-sized cities in Texas. At December 31, 1998, Equicom owned and operated 26 radio stations. At December 31, 1998, the Fund's investment in Equicom, valued at its original cost of $8,270,550, consisted of 500,000 shares of common stock, 543,230 shares of preferred stock and $2,682,000 in a 10% promissory note. The Fund's investment in Equicom represents a 51% fully-diluted equity interest at December 31, 1998. The Fund has committed to invest up to an additional $1,000,000 in Equicom under certain circumstances. Mr. Hale and Ms. Cohen, a Vice President of the Fund, serve on Equicom's Board of Directors.

      GARDEN RIDGE CORPORATION (NASDAQ: GRDG)

      Garden Ridge Corporation ("GRDG"), Houston, Texas, is a specialty retailer of crafts and home decorative items. GRDG operates 27 megastores in 12 states and is continuing its expansion into other areas of the United States. The December 31, 1998 closing price of GRDG on the NASDAQ National Market was $9.063 per share. At December 31, 1998, the Fund's investment in GRDG, valued at $4,175,267 with a cost of $685,030, consisted of 474,942 shares of common stock. The stock was valued at a discounted average of $8.79 per share due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $129,132. The Fund's investment in GRDG represents an approximate 3% fully-diluted equity interest in GRDG.

      GCS RE, INC.

      GCS RE, Inc. ("GCS"), Houston, Texas, was formed to be a general partner of a real estate partnership, which owns a warehouse that is leased to Brazos Sportswear, Inc. At December 31, 1998, the Fund's investment in GCS consisted of 1,000 shares of common stock that was valued at $300,000, with a cost of $132,910. The Fund owns 100% of the stock of GCS, and GCS owns 50% of the real estate partnership. Mr. Douglass, Chairman and CEO of the Fund, and Mr. Lehmann serve on the Board of Directors of GCS.

      HOT & COOL HOLDINGS, INC.

      Hot & Cool Holdings, Inc. ("Hot & Cool"), Laredo, Texas, is a manufacturer and distributor of automotive radiators and other heat transfer products. At December 31, 1998, the Fund's investment in Hot & Cool, valued at $5,085,897 with a cost of $4,805,897, consisted of $1,120,000 in a 9% increasing rate subordinated promissory note, $2,200,000 in 10% subordinated notes, $1,000,000 in a 12% senior unsecured promissory note, 12,147 shares of Series A 8% preferred stock, and warrants to buy up to 16,316 and 14,942 shares of common stock for $26 and $0.01 per share, respectively. The Fund has committed to invest up to an additional $250,000 in Hot & Cool under certain circumstances. The Fund's investment represents an approximate 22% fully-diluted equity interest in Hot & Cool. Mr. Lehmann serves on Hot & Cool's Board of Directors.

      HTD CORPORATION (FORMERLY TRIAD MEDICAL, INC.)

      HTD Corporation ("HTD"), Laguna Hills, California, was formed to create a leading national distributor of medical products and related services to the healthcare market, principally hospitals and surgical and diagnostic centers. At December 31, 1998, the Fund's investment in HTD, valued at $11,353,082 with a cost of $9,502,530, consisted of 1,251,944 shares of common stock and a $2,025,000 non-interest bearing promissory note valued at $1,337,530. The Fund's investment in HTD represents an approximate 23% fully-diluted equity interest. Mr. Lehmann serves on HTD's Board of Directors.

      NCI BUILDING SYSTEMS, INC. (NYSE: NCS)

      NCI Building Systems, Inc. ("NCS"), Houston, Texas, manufactures and markets metal building systems, components and roll up doors for non-residential users from operating facilities located throughout the U.S. and Mexico. The December 31, 1998 closing price of NCS's common stock on the

New York Stock Exchange was $28.125 per share. At December 31, 1998, the Fund's investment in NCS consisted of 200,000 shares of common stock valued at $5,625,000 with a cost of $159,784, which represents an approximate 1% fully-diluted equity interest in NCI. Mr. Forbes serves as a director of NCS.

      OEI INTERNATIONAL, INC.

      OEI International, Inc. ("OEI"), Houston, Texas, was formed to acquire companies providing diversified engineering services and engineered systems to a broad spectrum of industrial, commercial and institutional clients. At December 31, 1998, the Fund's investment in OEI, valued at its original cost of $2,500,635, consisted of 566,201 shares of common stock and $2,500,000 in a prime + 1/2% promissory note. The Fund's investment in OEI represents aN approximate 67% fully-diluted equity interest at such date. Mr. Lehmann and Mr. Forbes serve on OEI's Board of Directors.

      PARACELSUS HEALTHCARE CORPORATION (NYSE: PLS)

      Paracelsus Healthcare Corporation ("PLS"), Houston, Texas, owns or operates, directly or through hospital partnerships, 17 hospitals and four skilled nursing facilities in nine states. The December 31, 1998 closing price of PLS's common stock on the New York Stock Exchange was $1.563 per share. At December 31, 1998, the Fund's investment in PLS, valued at $1,833,106 with a cost of $5,278,748, consisted of 1,263,058 shares of common stock. The common stock of PLS was valued by the Fund at a discounted average of $1.45 per share at December 31, 1998, due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $141,054. The Fund's investment in PLS represents an approximate 2% fully-diluted equity interest in PLS.

      PETROCON ENGINEERING, INC.

      Petrocon Engineering, Inc. ("Petrocon"), Beaumont, Texas, is an international engineering, systems and construction management contractor, servicing industrial customers with a primary focus in the process industries - oil, chemical, petrochemical and forest products. At December 31, 1998, the Fund's investment valued at its original cost of $2,500,000 consisted of a 15% promissory note. The Fund has committed to invest up to an additional $2,000,000 in Petrocon under certain circumstances.

      RAYTEL MEDICAL CORPORATION (NASDAQ: RTEL)

      Raytel Medical Corporation ("RTEL"), San Mateo, California, is a leading nationwide provider of alternate-site medical service to physicians, hospitals, patients and managed care groups. The closing price of RTEL's common stock on the NASDAQ National Market was $4.656 per share. At December 31, 1998, the Fund's investment in RTEL, valued at $153,988 with a cost of $330,730, consisted of 33,073 shares of common stock. The Fund's investment in RTEL represents less than a 1% fully-diluted equity interest.

      SOVEREIGN BUSINESS FORMS, INC.

      Sovereign Business Forms, Inc. ("Sovereign"), Houston, Texas, is a manufacturer of wholesale business forms in four states. At December 31, 1998, the Fund's investment in Sovereign, valued at $3,640,000 with a cost of $2,140,000, consisted of 13,400 shares of preferred stock, $800,000 in 15% promissory notes and warrants to buy up to 551,894 and 25,070 shares of common stock at $1 and $1.25 per share, respectively. The Fund has committed to invest up to an additional $2,000,000 in Sovereign under certain circumstances. The Fund's investment represents a 26% fully-diluted equity interest in Sovereign. Mr. Forbes serves on Sovereign's Board of Directors.

      STEPHEN L. LAFRANCE HOLDINGS, INC.

      Stephen L. LaFrance Holdings, Inc. ("LaFrance"), Pine Bluff, Arkansas, owns and operates 98 retail drug stores primarily in Arkansas, Mississippi and Tennessee. At December 31, 1998, the Fund's investment in LaFrance, valued at $3,498,452 with a cost of $2,498,452, consisted of 2,498,452 shares of preferred stock and a warrant to buy 269 shares of common stock at $0.01 per share. The Fund's investment in LaFrance represents an approximate 17% fully-diluted equity interest. Mr. Forbes serves on the Board of Directors of LaFrance.

      STRATEGIC HOLDINGS, INC. AND RELATED ENTITY

      Strategic Holdings, Inc. ("SHI"), Houston, Texas, was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc. SHI receives and processes used glass, which is then sold to the container, fiberglass and bead industries as a raw material source. At December 31, 1998, the Fund's investment in SHI was valued at its original cost of $13,659,013. The Fund's investment in SHI consists of 3,089,751 shares of common stock, 3,822,157 shares of Series B preferred stock, $6,750,000 in a 15% promissory note and warrants to buy 225,000, 100,000 and 2,219,237 shares of SHI at $0.4643, $1.50 and $0.01 per share, respectively. Mr. Lehmann and Mr. Hale serve as directors of SHI.

      SMIP, Inc. ("SMIP"), Houston, Texas, was formed to be the general partner of a limited partnership which owns an 18% fully-diluted interest in SHI. Management personnel of Strategic Materials, Inc. are the limited partners of the partnership. At December 31, 1998, the Fund's investment in SMIP was valued at $325,000, its original cost. The Fund's investment in SMIP consists of 1,000 shares of common stock and a $175,000, 15% promissory note. SMIP is wholly-owned by the Fund. Mr. Lehmann and Mr. Hale serve as directors of SMIP.

      The Fund's investments in SHI and SMIP represents an approximate 85% fully-diluted equity interest in SHI.

      SUMMIT/DPC PARTNERS, L. P.

      Summit/DPC Partners, L. P. ("DPC"), Houston, Texas, was formed to invest in Doane Pet Care Enterprises, Inc., which owns Doane Pet Care Company and Windy Hill Pet Food Holdings, Inc., which combined are believed to be the largest manufacturer of private label dry pet food in the United States. At December 31, 1998, the Fund's investment in DPC was valued at $4,600,000, with an original cost of $2,600,000. The Fund's investment consists of an approximate 36.11% limited partnership interest in DPC, which in turn owns an approximate 16% fully-diluted interest in Doane Pet Care Enterprises, Inc.

      TRAVIS INTERNATIONAL, INC.

      Travis International, Inc. ("Travis"), Houston, Texas, distributes specialty products for industrial and commercial use, including o-rings, gaskets and sealants, builders' hardware and various other products used in the construction industry. At December 31, 1998, the Fund's investment in Travis, valued at $6,508,792 with a cost of $560,290, consisted of 66,784 shares of common stock and 104,500 shares of Class A common stock, which represents an approximate 14% fully-diluted equity interest in Travis. Mr.
Lehmann serves as a director of Travis.

      TULSA INDUSTRIES, INC.

      Tulsa Industries, Inc. ("Tulsa"), Broken Arrow, Oklahoma, manufactures equipment for the oil and gas industry. At December 31, 1998, the Fund's investment in Tulsa, was recorded at no value with an original cost of $5,500,000. The Fund's investment consisted of 27,500 shares of common stock, 546,615 shares of Series A preferred stock and warrants to buy up to 31,731 shares of common stock for $0.001 per share, representing an approximate 34% fully-diluted equity interest. The Fund has committed to invest up to an additional $600,000 in Tulsa under certain circumstances. Mr. Forbes and Mr. Hale serve on Tulsa's Board of Directors.

      UNITED INDUSTRIAL SERVICES, INC.

      United Industrial Services, Inc. ("UIS"), Houston, Texas, specializes in field services for the petrochemical and power generation industries. At December 31, 1998, the Fund's investment in UIS was recorded at its original cost of $3,500,100 and consisted of 35,000 shares of preferred stock and warrants to buy up to 63,637 shares of common stock at $0.01 through June 2008. The Fund's investment in UIS represents an approximate 38% fully-diluted equity interest. Mr. Forbes serves on UIS's Board of Directors.

      UNITED RENTALS, INC. (NYSE: URI)

      United Rentals, Inc. ("URI"), Greenwich, Connecticut, was formed in September 1997 for the purpose of creating a large, geographically diversified equipment rental company. URI commenced rental operations in October 1997 by acquiring six established equipment rental companies, including J&J Equipment Rental, a Portfolio Company of the Fund. The December 31, 1998 closing price of URI's common stock on the New York Stock Exchange was $33.125 per share. At December 31, 1998, the Fund's investment in URI, valued at $1,799,814, with a cost of $397, consisted of 54,334 shares of common stock, subject to adjustment. The Fund's investment in URI represents a less than 1% fully-diluted equity interest. The Fund sold its investment in URI in January 1999 for $1,738,037, realizing capital gains of $1,737,639.

      UNITED STATES FILTER CORPORATION  (NYSE: USF)

      United States Filter Corporation ("USF"), Palm Desert, California, is a global provider of industrial and municipal water and wastewater treatment systems, products and services. The December 31, 1998 closing price of USF's common stock on the New York Stock Exchange was $22.875 per share. At December 31, 1998, the Fund's investment, valued at $2,980,613 with an original cost of $1,544,606, consisted of 130,300 shares of common stock. The Fund's investment in USF represents less than a 1% fully-diluted equity interest.

      VRPI SPIN OFF, INC. AND RELATED ENTITY

      VRPI Spin Off, Inc. ("VRS"), Houston, Texas, owns the rights to receive over 50% of all general partner distributions from a limited partnership that has franchise rights to operate 12 BLOCKBUSTER(R) Entertainment CorporatioN video cassette stores in the Pittsburgh, Pennsylvania area. At December 31, 1998, the Fund's investment in VRS, valued at its original cost of $250,000, consisted of 100 shares of common stock. VRS is wholly-owned by the Fund. Messrs. Douglass, Lehmann and Dr. Williams, a director of the Fund, serve as directors of VRS and Video Rental of Pennsylvania, Inc. ("VRP"), the managing general partner of the limited partnership.

      Equus Video Corporation ("Video"), Houston, Texas, owns an 80% limited partnership interest in a partnership whose sole general partner is VRS. The limited partnership operates 8 additional BLOCKBUSTER(R) EntertainmenT Corporation video cassette stores in and around Pittsburgh. At December 31, 1998, the Fund's investment in 10,000 shares of common stock of Video was valued at $20,000, with an original cost of $25,000. In addition, the Fund has invested $2,672,349 in a 10% secured promissory note and $1,050,000 in a 12% secured promissory note of such partnership. The notes are guaranteed by VRP. Mr. Douglass and Mr. Lehmann serve as directors of Video.

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

FOLLOW-ON INVESTMENTS

      Following its initial investment in a Portfolio Company, the Fund may be requested to make follow-on investments in the company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Fund or otherwise to increase the Fund's position in a successful or promising Portfolio Company. The Fund may also be called upon to provide additional equity or loans needed by a Portfolio Company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. The Fund may make follow-on investments in Portfolio Companies from funds on hand or may borrow all or a portion of the funds required to make such follow-on investments.

DISPOSITION OF INVESTMENTS

      The method and timing of the disposition of the Fund's portfolio investments is critical to the realization of capital appreciation. The Fund expects to dispose of its portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public offerings, public sales of such securities and negotiated private sales of such securities to the Portfolio Company itself or to other investors. In addition, the Fund may distribute its portfolio securities in-kind to its shareholders. In structuring investments, the Fund endeavors to reach such agreements or understandings with a prospective Portfolio Company as may be appropriate with respect to the method and timing of the disposition of the Fund's investment and, if appropriate, seeks to obtain registration rights at the expense of the Portfolio Company. The Fund bears the costs of disposing of investments to the extent not paid by the Portfolio Company.

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

      The Fund is responsible for paying certain expenses relating to its operations, including: management fees to the Management Company; fees and expenses of the Independent Directors; finder's fees; direct costs of proposed investments in Portfolio Companies, whether or not completed, if such proposed investments have been approved for acquisition by the Board of Directors of the Fund; depositary fees of unaffiliated depositaries; fees of unaffiliated transfer agents, registrars and disbursing agents; the administrative fee to the Management Company; portfolio transaction expenses; interest; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; New York Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Fund.

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

      Fund investments for which market quotations are readily available and which are freely transferable are valued as follows: (i) securities traded on a securities exchange or the NASDAQ National Market are valued at the closing price on the date of valuation and (ii) securities traded in the over-the-counter market are valued at the average of the closing bid and asked prices on the date of valuation. For securities which are in a class of public securities but are restricted from free trading (such as Rule 144 stock), valuation is set by discounting the closing sales or bid price to reflect the estimated effects of the illiquidity caused by such restrictions. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

      The directors review the valuation policies on a quarterly basis to determine their appropriateness and may also hire independent firms to review the Management Company's methodology of valuation or to conduct an independent valuation.

      On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including BARRON'S and THE WALL STREET JOURNAL and on the Fund's website at www.equuscap.com.

CUSTODIAN

      The Fund acts as the custodian of its securities to the extent permitted under the Investment Company Act and is subject to the restrictions imposed on self-custodians by the Investment Company Act and the rules and regulations thereunder. The Fund has entered into an agreement with NationsBank, N.A. with respect to the safekeeping of such securities. The principal business office of such company is 700 Louisiana Street, Suite 3200, Houston, Texas 77002.

TRANSFER AND DISBURSING AGENT

      The Fund employs ChaseMellon Shareholders Services ("ChaseMellon") as its transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of ChaseMellon is 2323 Bryan Street, Suite 2300, Dallas, Texas 75201.

FACTORS THAT MAY AFFECT FUTURE RESULTS, THE MARKET PRICE OF COMMON STOCK, AND THE ACCURACY OF FORWARD-LOOKING STATEMENTS

      In the normal course of its business, the Fund, in an effort to keep its stockholders and the public informed about the Fund's operations and portfolio of investments, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Fund or Portfolio Companies in which it invests, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Fund, or projections involving anticipated purchases or sales of securities or other aspects of the Fund's operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Fund's operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Fund, and any one of which, or a combination of which, could materially affect the results of the Fund's operations or net asset value, the market price of its common stock, and whether forward-looking statements made by the Fund ultimately prove to be accurate.

      The following discussion outlines certain factors that in the future could affect the Fund's results for 1999 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

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

      NON-DIVERSIFIED STATUS; NUMBER OF INVESTMENTS. The Fund is classified as a "non-diversified" investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not intend to initially invest more than 15% of the value of its net assets in a single portfolio company.

However, follow-on investments or a disproportionate increase in the value of one portfolio company may result in greater than 15% of the Fund's net assets being invested in a single portfolio company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund's net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, the stock price of, or in the market's assessment of any single Portfolio Company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. The Fund currently has investments in 29 Portfolio Companies, of which two exceed 10% and one exceeds 15% of the value of its net assets.

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

      LACK OF LIQUIDITY OF PORTFOLIO INVESTMENTS. The portfolio investments of the Fund consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in "private placement" transactions or because the Fund is deemed to be an affiliate of the issuer. Generally, the Fund will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act and applicable state securities law unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Fund's ability to liquidate its securities in Portfolio Companies since in many cases the securities of such companies will be privately held and the Fund may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers or issuers in particular industries. The above limitations on liquidity of the Fund's securities could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

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

      COMPETITION FOR INVESTMENTS. The Fund encounters competition from other persons or entities with similar investment objectives. These competitors include leveraged buyout partnerships, other business development companies, investment partnerships and corporations, small business investment companies, large industrial and financial companies investing directly or through affiliates, foreign investors of various types and individuals. Many of these competitors have greater financial resources and more personnel than the Fund and may be subject to different and frequently less stringent regulation.

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

      MARKET VALUE AND NET ASSET VALUE. The shares of the Fund's common stock are listed on the NYSE. Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of a closed-end fund is a risk separate and distinct from the risk that the Fund's net asset value will decrease. The risk of purchasing shares of a closed-end fund that might trade at a discount is more pronounced for investors who wish to sell their shares in a relatively short period of time because for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. The Fund's shares have traded at a discount to net asset value since they began trading. Investors desiring liquidity may trade their shares of Common Stock on the NYSE at current market value, which may differ from the then current net asset value. For information concerning the trading history of the Fund's shares see "Market for Registrant's Common Stock and Related Stockholder Matters."

      VALUATION OF INVESTMENTS. The Fund's net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities on a daily basis. The value of the Fund's investments in securities for which market quotations are not available is determined as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined quarterly. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. At December 31, 1998, approximately 93% of the Fund's fair value of portfolio securities were invested in securities for which market quotations were not readily available. See "Valuation".

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

      No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Fund's shares of common stock began to trade on the New York Stock Exchange on May 13, 1998, under the symbol "EQS". Prior to May 13, 1998, the Fund's shares traded on the American Stock Exchange under the same symbol. The Fund had approximately 9,008 shareholders at December 31, 1998, 1,578 of which were registered holders. Registered holders do not include those shareholders whose stock has been issued in street name. The net asset value per share of the Fund's common stock at December 31, 1998, was $23.45.

      The following table reflects the high and low sales prices per share of the Fund's common stock on the New York Stock Exchange or American Stock Exchange for the two years ended December 31, 1998, by quarter.

                   QUARTER
                    ENDED         HIGH        LOW
                  ---------      ------      ------
                  03/31/97       17.375      16.000
                  06/30/97       21.750      16.000
                  09/30/97       25.500      20.438
                  12/31/97       27.313      19.500
                  03/31/98       28.875      22.125
                  06/30/98       28.563      26.063
                  09/30/98       26.500      17.625
                  12/31/98       19.500      15.188

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

      The Fund declared dividends of $3,138,520 ($0.65 per share), $2,380,327 ($0.50 per share) and $3,180,422 ($0.76 per share) during 1998, 1997 and 1996, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1998 dividend was paid in additional shares of common stock or in cash by specific election of the shareholder in December 1998, and represented long-term capital gains. The 1997 dividend, which represented a return of capital, and the 1996 dividend, which represented the Fund's net investment income and net capital gains, for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in January 1998 and 1997, respectively. The Fund paid $991,853, $828,556 and $1,209,850 in cash and issued 125,812, 67,837 and 115,916 additional shares of stock at $17.0625, $22.875 and
$17.00 per share in December

1998 and January 1998 and 1997, respectively, in connection with such dividends.

      The Fund is investing in companies that it believes have a high potential for capital appreciation, and the Fund intends to realize the majority of its profits upon the sale of its investments in Portfolio Companies. Consequently, most of the companies in which the Fund invests do not have established policies of paying annual dividends.

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

ITEM 6. SELECTED FINANCIAL DATA.

      Following is a summary of selected financial data and per share data of the Fund and its predecessors for the five years ended December 31, 1998. Amounts are in thousands except per share data.

                                      1998         1997         1996         1995        1994
                                   ---------    ---------    ---------    ---------    ---------
Total investment income ........   $   3,774    $   4,013    $   2,590    $   3,075    $   1,921

Net investment income (loss) ...   $  (2,179)   $    (922)   $  (8,267)   $    (668)   $     518

Realized gain (loss) on sales
   of portfolio securities, net    $  (3,564)   $   7,566    $   4,037    $   7,669    $    (350)

Increase (decrease) in
   unrealized appreciation of
   portfolio securities, net ...   $ (21,581)   $  24,222    $  33,696    $  (1,281)   $  (2,563)

Total increase (decrease) in
   net assets from operations ..   $ (27,324)   $  30,865    $  29,467    $   5,720    $  (2,395)

Dividends ......................   $   3,139    $   2,380    $   3,180    $   5,815    $     763

Total assets at end of year ....   $ 215,603    $ 228,095    $ 181,166    $ 132,450    $ 109,941

Net assets at end of year ......   $ 116,155    $ 144,471    $ 103,223    $  61,853    $  60,880

Net cash used by operating
   activities ..................   $  (4,298)   $  (1,043)   $  (2,494)   $    (403)   $    (186)

Shares outstanding at end
   of year .....................       4,954        4,828        4,301        3,139        3,053

Average shares outstanding
 during year ...................       4,829        4,733        3,819        2,968        3,084


PER SHARE DATA:
                                      1998         1997         1996         1995         1994
                                   ---------    ---------    ---------    ---------    ---------
Net investment
   income (loss) ...............   $   (0.45)   $   (0.19)   $   (2.16)   $   (0.22)   $    0.17

Realized gain (loss) on sales
   of  portfolio securities, net   $   (0.74)   $    1.60    $    1.06    $    2.58    $   (0.12)

Increase (decrease) in
   unrealized appreciation of
   portfolio securities, net ...   $   (4.47)   $    5.11    $    8.82    $   (0.43)   $   (0.83)

Dividends ......................   $    0.65    $    0.50    $    0.76    $    2.00    $    0.25

Net asset value (including
   unrealized appreciation),
   end of year .................   $   23.45    $   29.92    $   24.00    $   19.71    $   19.94

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1998, the Fund had $154,248,818 of its assets invested in portfolio securities of 29 companies, and has committed to invest up to an additional $8,850,000 in seven of such companies and $6,000,000 in one new company under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At December 31, 1998, the Fund had $38,500,000 outstanding on a $50,000,000 revolving line of credit loan from a bank.

      Net cash used by operating activities was $4,298,452, $1,043,710 and $2,493,597 for the three years ended December 31, 1998, respectively.

      At December 31, 1998, the Fund had $60,214,266 of its total assets of $215,603,144 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $60,000,000 from a $150,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on January 4, 1999.

      The Fund has the ability to borrow funds and issue forms of senior securities representing indebtedness or stock, such as preferred stock, subject to certain restrictions. Net investment income and net realized gains from the sales of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of contingencies or to make follow-on or new investments. Management believes that the availability under its line of credit, as well as the ability to sell its investments in publicly traded securities, are adequate to provide payment for any expenses and contingencies of the Fund.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment loss after all expenses amounted to $2,178,659, $922,117 and $8,266,606 for the three years ended December 31, 1998. Income from portfolio securities was $3,726,430 in 1998, $3,926,814 in 1997 and $2,455,102
in 1996. Amounts invested in interest- and dividend- bearing portfolio securities were lower during 1998 and 1996 as compared to 1997. Interest income from temporary cash investments was $48,004 in 1998, $85,861 in 1997 and $135,379 in 1996. The steady decrease in 1998 and 1997 as compared to 1996 was a result of lower investable balances throughout the year.

      The larger net investment loss in 1998 was primarily attributable to interest expense which increased to $1,970,973 as compared to $429,940 in 1997. The net investment loss in 1997 was lower as compared to 1996 due to the decrease in the accrual of current and deferred management incentive fees which were $482,326 and $7,546,705 in 1997 and 1996, respectively.

      Mailing, printing and other expenses were $383,664 during 1998 as compared to $337,531 during 1997 and $218,982 during 1996, due to the higher cost for the preparation and distribution of the annual report and proxy statement for the annual shareholder's meeting held in May 1998. Interest expense was $1,970,973, as compared to $429,940 in 1997 and $582,884 in 1996 due to changes of the average daily balances outstanding on the lines of credit to $23,469,957 in 1998, from $4,284,027 in 1997 and $5,956,570 in 1996.

      Professional fees decreased to $490,954 during 1998 as compared to $520,161 during 1997 and $303,545 during 1996, due primarily to the higher costs associated with the Special Meeting of Stockholders held during 1997. The costs included the Fund's portion of the independent third party appraisal of the Fund's investment in portfolio securities and the legal expenses related to the filing of the exemptive order with the SEC.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $2,706,325, $2,794,795 and $1,848,253 during 1998, 1997 and 1996, respectively. The increase during the year ended December 31, 1997 was due to the issuance of $11,210,529 in new equity and an increase in net assets from $103,223,308 to $144,470,752.

      Through March 31, 1997, the Management Company also received or reimbursed a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $55,825 and $1,058,012 were accrued during the years ended December 31, 1997 and 1996, respectively. Deferred management incentive fee expense for the years ended December 31, 1997 and 1996 totaled $426,501 and $6,488,693, respectively. Pursuant to the vote of the stockholders at the Special Meeting, the Fund entered into a new management agreement with the Management Company which eliminated incentive fees based on capital gains. For the year ended December 31, 1998, due to the new management agreement, there were no management incentive fees incurred. Pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee of $11,210,529 at March 31, 1997, was paid on May 15, 1997, by the issuance of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997.

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

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund be granted an incentive stock option to purchase 5,000 shares of the Fund's common stock. In addition, beginning with the 1998 annual meeting of shareholders, each director who was not an officer of the Fund was, on the first business day following the annual meeting, granted a nonqualified stock option to purchase 2,000 shares of the Fund's common stock.

      Under the 1997 Stock Incentive Plan, options to purchase 939,131 and 927,131 shares of the Fund's common stock with a weighted average exercise price of $17.66 and $17.54 per share were outstanding at December 31, 1998 and 1997, respectively. The Fund had 671,849 and 431,308 shares in exercisable options with a weighted average exercise price per share of $17.58 and $17.00 at December 31, 1998 and 1997, respectively. Outstanding options at December 31, 1998 have exercise prices ranging from $17 to $27.44 and expire in May 2007 through May 2008. During 1998 and 1997, no options were exercised. As of December 31, 1998, all options outstanding were "out of the money" and would have an anti-dilutive effect on net assets per share if exercised. If all options granted were exercised as of December 31, 1997, there would have been dilution of net assets per share of approximately $1.28 per share, or 4.3%, as a result of such exercise.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the year ended December 31, 1998, the Fund realized net capital losses of $3,563,556 from the sale or write off of securities of eleven Portfolio Companies. The Fund sold 143,112 shares of Coach USA, Inc. common stock for $6,620,305, realizing a capital gain of $4,756,948 and 32,128 shares of U.S. Filter Corporation common stock for $1,059,964, realizing a capital gain of $679,111. In addition, the Fund realized a capital gain due to the receipt of $6,825 in additional compensation from the escrow account related to the 1997 sale of Cardiovascular Ventures, Inc. The Fund realized a capital loss of $735,525 on the conversion of its prime + 1% note due from Triad Medical Inc. into a non-interest bearing loan due in 2005. The value of the note was discounted by the $735,525, representing original issue discount which will be accreted to income over the life of the loan. The Fund also realized a loss of $212,980 from the reduction in the value of the royalty receivable due from United Rentals, Inc. related to the 1997 sale of J&J Rental Services, Inc. The Fund realized a capital gain due to the receipt of additional proceeds of $575,708 related to the 1997 sale of the Fund's investment in Industrial Equipment Rentals, Inc. The Fund also realized a capital gain due to the receipt of $47,141, as payment on preferred stock of Springtime, Inc., which had been previously written off as having no value. The Fund sold 225,000 shares of Allied Waste Industries, Inc. for $4,710,866, realizing a capital gain of $3,644,015. A capital loss of $2,000,000 was recognized by the Fund for the write off of its investment in Atlas Acquisition, Inc. due to the company's liquidation. The Fund's investment in Brazos Sportswear, Inc. was also written off, resulting in a realized capital loss of $8,235,367 due to the company's declining financial performance and the subsequent filing of voluntary petitions under Chapter 11 of the Bankruptcy Code in January 1999. The Fund also realized a capital loss of $2,089,432 from the liquidation of Restaurant Development Group.

      During the year ended December 31, 1997 the Fund had net realized gains of $7,565,699 from the sale of investments in eight portfolio companies. The Fund sold 251,449 shares of Allied Waste Industries, Inc. for $4,236,177 realizing a net capital gain of $3,163,942, sold 96,035 shares of American Residential Services, Inc. for $2,186,926 realizing a net capital gain of $2,130,098, sold its investment in Industrial Equipment Rentals, Inc. for $6,736,956 realizing a net capital gain of $4,370,256, sold its investments in J&J Rental Service, Inc. for $2,137,400 in cash, an $840,000 receivable and 62,149 shares of United Rentals, Inc., realizing a capital gain of $977,400, sold its investment in Midway Airlines for $271,000 realizing a net capital loss of $3,943,226, and sold its investment in David's Supermarkets for $5,546,800 realizing a net capital gain of $1,477,350. In August 1997, the Fund sold its investment in Cardiovascular Ventures, Inc. to Raytel Medical Corporation ("RTEL") receiving cash proceeds of $2,170,891 and 33,073 shares of common stock, valued at $330,730, of RTEL. The Fund recognized a capital loss of $121,621 on such sale. In December 1997, the Fund realized a loss of $488,500 on its investment in A.C. Liquidating preferred stock which was deemed worthless.

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


UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation on investments decreased $21,581,656 during the year ended December 31, 1998, from $65,893,353 to $44,311,697. Such net decrease resulted from decreases in the estimated fair value of securities of eight of the Fund's Portfolio Companies aggregating $35,408,412, an increase in the estimated fair value of securities of twelve portfolio companies of $30,539,019, and the transfer of $5,504,231 and $11,208,032 in net unrealized appreciation to net realized losses from the sale of investments in three companies and the write off of investments in two companies. The significant decrease in net unrealized appreciation in 1998 as compared to 1997 and 1996 is primarily attributable to the overall weakness in the small-cap equities market in 1998, the write down of investments in two portfolio companies providing equipment and services to the oil and gas industry and the write off of investments in two portfolio companies.

      Net unrealized appreciation of investments increased $24,221,889 during the year ended December 31, 1997, from $41,671,464 to $65,893,353. Such net increase resulted from increases in the estimated fair value of securities of twelve of the Fund's Portfolio Companies aggregating $33,857,604, a decrease in the estimated fair value of securities of five Portfolio Companies of $9,475,904 and the transfer of $159,811 in net unrealized appreciation to net realized gains from the sale of investments in six companies.

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

DIVIDENDS

      The Fund declared dividends of $3,138,520 ($0.65 per share), $2,380,327 ($0.50 per share) and $3,180,422 ($0.76 per share) during 1998, 1997 and 1996, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1998 dividend represented long-term capital gains and was paid in additional shares of common stock or in cash by specific election of the shareholders in December 1998. The 1997 dividend, which represented a return of capital, and 1996 dividend, which represented the Fund's net investment income and net capital gains, for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in January 1998 and 1997, respectively. The Fund paid $991,853, $828,556 and $1,209,850 in cash and issued 125,812, 67,837 and 115,916 additional shares of stock at $17.0625, $22.875 and
$17.00 per share, in December 1998 and January 1998 and 1997, respectively, in connection with such dividends. The stock issued in January 1998 and 1997 is reflected as outstanding as of December 31, 1997 and 1996 in the accompanying financial statements.

PORTFOLIO INVESTMENTS

      During the year ended December 31, 1998, the Fund invested $13,645,100 in three new companies and made follow-on investments of $33,087,284 in eleven portfolio companies, including $1,998,989 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

      In January 1998, the Fund advanced $3,595,380 under a 10% promissory note to Equicom, Inc. ("Equicom"), in connection with the acquisition of 8 radio stations. On January 27, 1998, the Fund converted $6,372,586 in promissory notes along with $67,918 in accrued interest into 819,680 shares of common stock and 619,050 shares of preferred stock of Equicom. Subsequent to such conversion, the Fund acquired for $3,134,030 an additional 313,403 shares of preferred stock of Equicom. During the second quarter of 1998, Equicom completed a .976 for 1 reverse stock split of its common stock. On June 30, 1998, the Fund sold 300,000 shares of Equicom common stock and 389,223 shares of Equicom preferred stock to co-investors for $93,750 and $3,892,230, respectively, the original cost of each investment. During 1998, the Fund advanced $2,682,000 to Equicom under a 10% subordinated note.

      During the year ended December 31, 1998, the Fund made additional investments by advancing $1,000,000, $2,433,819, $373,035 and $6,750,000 to Hot
& Cool Holdings, Inc., OEI International, Inc., HTD Corporation (formerly Triad Medical Inc.), and Strategic Holdings, Inc., respectively, under subordinated promissory notes.

      In the first quarter of 1998, the Fund advanced an additional $850,000 to a bank for a junior participation agreement in a loan to Atlas Acquisition, Inc. In October 1998, Atlas Acquisition, Inc. was liquidated, and the bank foreclosed on its collateral. The Fund expects to receive some funds as the collateral is liquidated.

      On January 15, 1998, the Fund exchanged its stock investment in WMW Industries, Inc. for 162,428 shares of United States Filter Corporation ("U.S. Filter") common stock. The Fund also received $1,012,576 in cash, in satisfaction of its junior participation note. The Fund could receive up to an additional 41,560 shares of U.S. Filter common stock, which were placed in an escrow account as security for various representations made by the Fund. The transaction with U.S. Filter, which is traded on the New York Stock Exchange, was a tax-free exchange; therefore the Fund did not realize a capital gain from such transaction.

      On March 3, 1998, the Fund converted its 25,000 shares of 7.5% convertible preferred stock of Drypers Corporation into 2,500,000 shares of Drypers common stock. In addition, the Fund received 70,024 shares of Drypers common stock in payment of $401,938 in dividends on such preferred stock.

      Through December 31, 1998, the Fund received an additional 5,084 shares of preferred stock of Container Acquisition, Inc. in payment for $508,400 of dividends on the preferred stock.

      In 1998, the Fund received an additional 1,410 shares of Sovereign Business Forms, Inc. preferred stock in payment of $141,000 in dividends.

      For the year ended December 31, 1998, the Fund received an additional 324,844, 110,476 and 90,460 shares of Series B1, B2 and B3 preferred stock of Brazos Sportswear, Inc., respectively, in payment of $525,780 in dividends on the preferred stock.

      On May 27, 1998, the Fund acquired an additional 24,891 shares of CRC Holdings, Corp. for $2,275,037, as a follow-on investment to enable CRC to make an acquisition.

      On April 14, 1998, the Fund's investment in Triad Medical Inc. ("Triad") was reduced from 449,213 shares of common stock to 196,808 shares (excluding 14,493 shares held in escrow) of common stock, as the result of a reverse stock split. On May 1, 1998, the Fund invested an additional $7,815,000 in Triad in exchange for 976,875 shares of common stock. In addition, on May 1, 1998, Triad acquired four companies in the specialty medical distribution business, including Healthcare Technology Delivery, Inc. ("HTD"), in which the Fund had an investment at September 30, 1998. The Fund received 78,261 shares of Triad common stock for its investment in HTD. In addition, the Fund's prime +1/2% promissory note due from Triad in the amount of $2,025,000 was renewed in the form of a non-interest bearing promissory note due in 2005. In connection with such renewal, the Fund forgave $102,232 of accrued interest receivable from Triad. In addition, the Fund discounted the non-interest bearing note to $1,289,475, realizing a capital loss of $735,525. Such original issue discount is being accreted to income over the life of the note. For the year ended December 31, 1998, the original issue discount accretion amounted to $48,055.

      On July 1, 1998, the Fund acquired 35,000 shares of preferred stock of United Industrial Services, Inc. ("UIS") for $3,500,000, and paid $100 to acquire warrants to purchase up to 63,637 shares of common stock of UIS for $0.01 per share through June 30, 2008. UIS, located in Houston, Texas, specializes in field services for the petrochemical and power generation industries.

      On July 29, 1998, the initial public offering of OEI International, Inc. was postponed due to the market conditions and other factors. In October 1998, OEI International, Inc. completed a 0.487716 reverse stock split of its common stock.

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

      On December 31, 1998, the Fund received $485,897 in shares of Series A 8% preferred stock from Hot & Cool Holdings, Inc. ("Hot & Cool") in payment of $180,000 in principal on the 9% increasing rate subordinated promissory note and $305,897 in interest on the promissory notes from Hot & Cool.

      During the year ended December 31, 1997, the Fund invested $27,644,902 in eleven new companies and made follow-on investments of $5,952,669 in eight portfolio companies, including $1,238,434 in dividends and accrued interest received in the form of additional portfolio securities and $330,730 in securities received upon the sale of securities of another portfolio company.

      During the year ended December 31, 1996, the Fund invested $9,800,000 in three new Portfolio Companies and made follow-on investments in nine Portfolio Companies of $10,274,910, including $435,679 in accrued interest and dividends received in the form of additional portfolio securities and $750,000 in common stock received through the net exercise of common stock warrants.

      For a description of the business of each Portfolio Company in which the Fund has invested, see "Current Portfolio Companies".

      Of the companies in which the Fund has investments at December 31, 1998, only ARS, AW, DYPR, GRDG, NCS, PLS, RTEL, URI and USF are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment. See "Valuation"

YEAR 2000

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

      The Management Company has identified its computer systems to be replaced and modified for Year 2000 compliance with installation anticipated to be completed by June 30, 1999. In addition, the Fund has made inquiries of its major service providers as well as its Portfolio Companies to determine if they are in the process of reviewing their systems for Year 2000 compliance. The Fund has received assurances from all of its major service providers that they are preparing for Year 2000. The Fund has received assurances from a majority of its Portfolio Companies, representing approximately 81% of the Fund's total value in portfolio securities at December 31, 1998, and is continuing its process of obtaining assurances from the remaining Portfolio Companies. While the Fund has received assurances from major services providers and a majority of the Portfolio Companies regarding Year 2000 compliance, there can be no guarantee that Year 2000 problems originating from these third parties, whose systems effect the Fund, will not occur. The Fund does not expect to incur any expenses related to Year 2000 issues as such costs are primarily the responsibility of the Management Company. The Fund will develop a contingency plan if significant risks related to Year 2000 are identified.

SUBSEQUENT EVENTS

      Subsequent to December 31, 1998, the Fund repaid a net $60,000,000 of notes payable to the bank.

      In January 1999, the Fund sold its investment of 54,334 shares of common stock in United Rentals, Inc. for $1,738,037, realizing a capital gain of $1,737,639.

      On January 29, 1999, Brazos Sportswear, Inc. filed voluntary petitions under Chapter 11 of the Bankruptcy Code. The Fund's investment in Brazos Sportswear, Inc. was written off as of December 31, 1998.

      On February 9, 1999, co-investors in Equicom, Inc. ("Equicom") purchased 48,000 shares of its common stock at its original cost of $15,000 from the Fund. Co-investors in Equicom also purchased $1,043,500 of the $2,682,000 principal in its 10% promissory note due to the Fund. The Fund then invested $748,310 in Equicom and received 74,831 shares of preferred stock.

      On February 11, 1999, the Fund invested $2,000,000 in CDI Rental Services, Inc., a sister company of Carruth-Doggett Industries, Inc. The Fund's investment consisted of a 10% senior subordinated promissory note and warrants to buy up to 12,500 and 21,250 shares of common stock for $0.01 and $0.0127 per share, respectively, through February 2009.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Fund is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and its outstanding debt payable, as well as changes in marketable equity security prices. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund's investments is generally not affected by foreign currency fluctuations.

      The Fund's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Fund's determination of fair value of these debt securities. The Fund's debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

      The Fund's liabilities consist of debt payable to a financial institution. The revolving credit facilities are priced at floating rates of interest, with a basis of LIBOR or prime rate at the Fund's option. As a result of the floating rate, at any given time, a change in interest rates could result in either an increase or decrease in the Fund's interest expense.

      A portion of the Fund's investment portfolio consists of debt and equity investments in private companies. The Fund would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Fund's investment portfolio also consists of common stocks and warrants to purchase common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Report of Independent Public Accountants

To the Board of Directors of
  Equus II Incorporated:

      We have audited the accompanying balance sheets of Equus II Incorporated (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 1998 and 1997, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1998, and the selected per share data and ratios for each of the five years in the period ended December 31, 1998. These financial statements, selected per share data and ratios are the responsibility of the management of Equus II Incorporated. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1998, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the financial statements include investments in portfolio securities valued at $143,689,403 (124% of net assets) and $147,899,786 (102% of net assets) as of December 31, 1998 and 1997, respectively, whose values have been estimated by Equus Capital Management Corporation (the "Management Company") and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. We have reviewed the procedures used by the Management Company in arriving at their estimates of value of such securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Management Company's estimates of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

      In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus II Incorporated as of December 31, 1998 and 1997, the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1998, and the selected per share data and ratios for each of the five years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


\s\ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Houston, Texas
February 26, 1999

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                      1998             1997
                                                                 -------------    -------------
ASSETS

Investments in portfolio securities at fair value
     (cost $109,937,121 and $85,556,433, respectively) .......   $ 154,248,818    $ 151,449,786
Temporary cash investments, at cost which
     approximates fair value .................................      60,214,266       75,164,751
Cash .........................................................          39,724           15,991
Accounts receivable ..........................................         393,235          932,038
Accrued interest receivable ..................................         675,851          513,623
Commitment fees ..............................................          31,250           18,750
                                                                 -------------    -------------
          Total assets .......................................     215,603,144      228,094,939
                                                                 -------------    -------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ........................................         367,341          173,277
     Dividend payable ........................................            --            828,556
     Due to management company ...............................         580,775          722,354
     Notes payable to bank ...................................      98,500,000       81,900,000
                                                                 -------------    -------------
          Total liabilities ..................................      99,448,116       83,624,187
                                                                 -------------    -------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding ....................            --               --
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 4,954,304 and 4,828,492 shares outstanding           4,954            4,828
     Additional paid-in capital ..............................      78,407,776       78,537,258
     Undistributed net investment income .....................            --               --
     Undistributed net capital gains (losses) ................      (6,569,399)          35,313
     Unrealized appreciation of portfolio securities, net ....      44,311,697       65,893,353
                                                                 -------------    -------------
          Total net assets ...................................   $ 116,155,028    $ 144,470,752
                                                                 =============    =============
          Net assets per share ...............................   $       23.45    $       29.92
                                                                 =============    =============

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998            1997            1996
                                                        ------------    ------------    ------------
Investment income:
     Income from portfolio securities ...............   $  3,726,430    $  3,926,814    $  2,455,102
     Interest from temporary cash investments .......         48,004          85,861         135,379
                                                        ------------    ------------    ------------
         Total investment income ....................      3,774,434       4,012,675       2,590,481
                                                        ------------    ------------    ------------
Expenses:
     Management fee .................................      2,706,325       2,794,795       1,848,253
     Management incentive fees ......................           --            55,825       1,058,012
     Deferred management incentive fee ..............           --           426,501       6,488,693
     Director fees and expenses .....................        244,899         201,385         203,324
     Professional fees ..............................        490,954         520,161         303,545
     Administrative fees ............................         50,000          50,000          50,000
     Mailing, printing and other expenses ...........        383,664         337,531         218,982
     Interest expense ...............................      1,970,973         429,940         582,884
     Franchise taxes ................................        106,278         106,924          79,934
     Amortization ...................................           --            11,730          23,460
                                                        ------------    ------------    ------------

          Total expenses ............................      5,953,093       4,934,792      10,857,087
                                                        ------------    ------------    ------------
Net investment loss .................................     (2,178,659)       (922,117)     (8,266,606)
                                                        ------------    ------------    ------------
Realized gain (loss) on sales of
     portfolio securities, net ......................     (3,563,556)      7,565,699       4,037,326
                                                        ------------    ------------    ------------
Unrealized appreciation of portfolio securities, net:
     End of year ....................................     44,311,697      65,893,353      41,671,464
     Beginning of year ..............................     65,893,353      41,671,464       7,975,268
                                                        ------------    ------------    ------------
     Increase (decrease) in unrealized
        appreciation of portfolio securities, net ...    (21,581,656)     24,221,889      33,696,196
                                                        ------------    ------------    ------------
     Total increase (decrease) in net
        assets from operations ......................   $(27,323,871)   $ 30,865,471    $ 29,466,916
                                                        ============    ============    ============

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         1998             1997             1996
                                                    -------------    -------------    -------------
Operations:

     Net investment loss ........................   $  (2,178,659)   $    (922,117)   $  (8,266,606)
     Realized gain (loss) on sales of
        portfolio securities, net ...............      (3,563,556)       7,565,699        4,037,326
     Increase (decrease) in unrealized
        appreciation of portfolio securities, net     (21,581,656)      24,221,889       33,696,196
                                                    -------------    -------------    -------------
Increase (decrease) in net assets
   from operations ..............................     (27,323,871)      30,865,471       29,466,916
                                                    -------------    -------------    -------------
Capital transactions:

     Stock issued in payment of deferred
        management incentive fee ................            --         11,210,529             --
     Proceeds from rights offering ..............            --               --         13,338,935
     Rights offering expenses ...................            --               --           (225,982)
     Dividends ..................................      (3,138,520)      (2,380,327)      (3,180,422)
     Shares issued in common stock dividend .....       2,146,667        1,551,771        1,970,572
                                                    -------------    -------------    -------------
     Increase (decrease) in net assets from
        capital share transactions ..............        (991,853)      10,381,973       11,903,103
                                                    -------------    -------------    -------------
Increase (decrease) in net assets ...............     (28,315,724)      41,247,444       41,370,019

Net assets, at beginning of year ................     144,470,752      103,223,308       61,853,289
                                                    -------------    -------------    -------------
Net assets, at end of year ......................   $ 116,155,028    $ 144,470,752    $ 103,223,308
                                                    =============    =============    =============

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998             1997             1996
                                                          -------------    -------------    -------------
Cash flows from operating activities:
     Interest and dividends received ..................   $   1,614,656    $   3,157,683    $   1,783,676
     Cash paid to management company,
        directors, bank and suppliers .................      (5,913,108)      (4,201,393)      (4,277,273)
                                                          -------------    -------------    -------------
        Net cash used by operating activities .........      (4,298,452)      (1,043,710)      (2,493,597)
                                                          -------------    -------------    -------------
Cash flows from investing activities:
     Purchase of portfolio securities .................     (44,553,395)     (32,048,406)     (18,889,231)
     Proceeds from sales of portfolio securities ......      18,382,928       18,546,690        8,328,182
     Principal payments from portfolio securities .....       1,012,576        5,206,728        9,281,122
     Advance to portfolio company .....................        (250,000)            --               --
                                                          -------------    -------------    -------------
        Net cash used by investing activities .........     (25,407,891)      (8,294,988)      (1,279,927)
                                                          -------------    -------------    -------------
Cash flows from financing activities:
     Advances from bank ...............................     341,700,000      354,100,000      261,250,000
     Repayments to bank ...............................    (325,100,000)    (337,500,000)    (261,700,000)
     Proceeds from rights offering ....................            --               --         13,338,935
     Rights offering expenses .........................            --               --           (225,982)
     Dividends paid ...................................      (1,820,409)      (1,209,850)            --
                                                          -------------    -------------    -------------
        Net cash provided by financing
           activities .................................      14,779,591       15,390,150       12,662,953
                                                          -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents ..     (14,926,752)       6,051,452        8,889,429

Cash and cash equivalents at
     beginning of year ................................      75,180,742       69,129,290       60,239,861
                                                          -------------    -------------    -------------
Cash and cash equivalents at end
     of year ..........................................   $  60,253,990    $  75,180,742    $  69,129,290
                                                          =============    =============    =============

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (Continued)

                                                              1998             1997             1996
                                                          -------------    -------------    -------------
Reconciliation of increase in net assets
     from operations to net cash used by
     operating activities:

Increase (decrease) in net assets from operations .....   $ (27,323,871)   $  30,865,471    $  29,466,916

Adjustments to reconcile increase from
     operations to net cash used by operating
     activities:
     Realized (gain) loss on sales of portfolio
        securities, net ...............................       3,563,556       (7,565,699)      (4,037,326)
     Decrease (increase) in unrealized
        appreciation, net .............................      21,581,656      (24,221,889)     (33,696,196)
     Decrease (increase) in accrued interest receivable        (162,228)         383,442         (371,126)
     Accrued interest or dividends exchanged
        for portfolio securities ......................      (1,997,550)      (1,238,434)        (435,679)
     Commitment fees paid .............................         (37,500)         (75,000)         (70,000)
     Amortization of commitment fee ...................          25,000           73,750           90,000
     Amortization of deferred
        reorganization costs ..........................            --             11,730           23,460
     Increase (decrease) in accounts payable ..........         194,064          (34,954)         (34,055)
     Stock issued to management company
        in payment of deferred management
        incentive fee .................................            --         11,210,529             --
     Increase (decrease) in due to
        management company ............................        (141,579)     (10,452,656)       6,570,409
                                                          -------------    -------------    -------------

Net cash used by operating activities .................   $  (4,298,452)   $  (1,043,710)   $  (2,493,597)
                                                          =============    =============    =============

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                       SELECTED PER SHARE DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31,1998

                                              1998          1997          1996          1995          1994
                                           ---------     ---------     ---------     ---------     ---------
SELECTED PER SHARE DATA:

Investment income ......................   $    0.78     $    0.85     $    0.68     $    1.04     $    0.62

Expenses ...............................        1.23          1.04          2.84          1.26          0.45
                                           ---------     ---------     ---------     ---------     ---------
Net investment income (loss) ...........       (0.45)        (0.19)        (2.16)        (0.22)         0.17

Realized gain (loss) on sales of
   portfolio securities, net ...........       (0.74)         1.60          1.06          2.58         (0.12)

Increase (decrease) in unrealized
   appreciation of portfolio
   securities , net ....................       (4.47)         5.11          8.82         (0.43)        (0.83)
                                           ---------     ---------     ---------     ---------     ---------
Increase (decrease) in net
   assets from operations ..............       (5.66)         6.52          7.72          1.93         (0.78)
                                           ---------     ---------     ---------     ---------     ---------
Capital transactions:
Dividends ..............................       (0.65)        (0.50)        (0.76)        (2.00)        (0.25)
Effect of common stock repurchases .....        --            --            --            0.35          0.10
Dilutive effect of shares issued
   in common stock dividend ............       (0.16)        (0.10)        (0.20)        (0.51)         --
Effect of Rights Offering ..............        --            --           (2.47)         --            --
                                           ---------     ---------     ---------     ---------     ---------
Net decrease in assets from
   capital transactions ................       (0.81)        (0.60)        (3.43)        (2.16)        (0.15)
                                           ---------     ---------     ---------     ---------     ---------
Net increase (decrease) in net assets ..       (6.47)         5.92          4.29         (0.23)        (0.93)

Net assets at beginning of year ........       29.92         24.00         19.71         19.94         20.87
                                           ---------     ---------     ---------     ---------     ---------
Net assets at end of year ..............   $   23.45     $   29.92     $   24.00     $   19.71     $   19.94
                                           =========     =========     =========     =========     =========
Weighted average number of shares
   outstanding during year, in thousands       4,829         4,733         3,819         2,968         3,083

SELECTED RATIOS:

Ratio of expenses to average
   net assets ..........................        4.57%         3.98%        13.15%         6.10%         2.23%

Ratio of net investment income
     (loss) to average net assets ......       (1.67)%       (0.74)%      (10.02)%       (1.09)%        0.83%

Ratio of increase (decrease) in net
   assets from operations to average
   net assets ..........................      (20.97)%       24.92%        35.70%         9.32%        (3.81)%

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1998

                                                                                       DATE OF
                        PORTFOLIO COMPANY                                         INITIAL INVESTMENT        COST          FAIR VALUE
                                                                                  ------------------     -----------     -----------
A. C. Liquidating Corporation                                                       February 1985
  -10% secured promissory notes .............................................                            $   188,014     $      --

Allied Waste Industries, Inc. (NYSE - AW)                                             March 1989
  -875,000 shares of common stock ...........................................                              2,970,721      20,051,719
  -Warrants to buy up to 125,000 shares of common
   stock at $5 per share through August 1999 ................................                                   --         1,575,078

American Residential Services, Inc. (NYSE - ARS)                                    December 1995
  -1,125,000 shares of common stock .........................................                              3,000,272       3,223,175
  -Warrants to buy up to 100,000 shares of common
    stock at $15 per share through September 2001 ...........................                                   --              --

Atlas Acquisition, Inc.                                                                May 1997
  -Junior participation in prime + 1.5% note ................................                                850,000         250,000

Carruth-Doggett Industries, Inc.                                                    December 1995
  -10% senior subordinated promissory note ..................................                              2,250,000       2,250,000
  -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005 ...........................                                   --         2,250,000
  -Warrant to buy up to 249 shares of common stock
   of CDE Corp. at $0.01 per share through December 2005 ....................                                   --              --

Container Acquisition, Inc.                                                         February 1997
  -1,370,000 shares of common stock .........................................                              1,370,000       1,370,000
  -54,078 shares of preferred stock .........................................                              5,407,800       5,407,800
  -Warrant to buy up to 370,588 shares of common
   stock at $0.01 per share through June 2003 ...............................                                  1,000           1,000

CRC Holdings, Corp.                                                                   June 1997
  -59,891 shares of common stock ............................................                              5,474,037      20,961,850
  -12% subordinated promissory note .........................................                                959,700         959,700

 The Drilltec Corporation                                                            August 1998
   -1,400,000 shares of common stock ........................................                              1,400,000            --
   -62,450 shares of preferred stock ........................................                              6,245,000            --

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1998
                                   (Continued)

                                                                                   DATE OF
                        PORTFOLIO COMPANY                                      INITIAL INVESTMENT       COST              FAIR VALUE
                                                                               ------------------    -----------         -----------
Drypers Corporation (NASDAQ - DYPR)                                                July 1991
  -3,677,906 shares of common stock ..................................                               $ 9,328,556         $ 9,646,838

Equicom, Inc. (formerly Texrock Radio, Inc.)                                       July 1997
  -500,000 shares of common stock ....................................                                   156,250             156,250
  -543,230 shares of preferred stock .................................                                 5,432,300           5,432,300
  -10% promissory note ...............................................                                 2,682,000           2,682,000

Garden Ridge Corporation (NASDAQ - GRDG)                                           July 1992
  -474,942 shares of common stock ....................................                                   685,030           4,175,267

GCS RE, Inc.                                                                     February 1989
  -1,000 shares of common stock ......................................                                   132,910             300,000

Hot & Cool Holdings, Inc.                                                          March 1996
  -9% increasing rate subordinated promissory note ...................                                 1,120,000           1,120,000
  -10% subordinated notes ............................................                                 2,200,000           2,200,000
  -12% senior unsecured promissory note ..............................                                 1,000,000           1,000,000
  -12,147 shares of Series A 8% preferred stock ......................                                   485,897             485,897
  -Warrants to buy up to 14,942 shares of common
    stock at $0.01 per share through March 2006 ......................                                      --               280,000
  -Warrants to buy up to 16,316 shares of common
    stock at $26.00 per share through April, 2007 ....................                                      --                  --

HTD Corporation (formerly Triad Medical Inc.)                                      April 1997
  -1,251,944 shares of common stock ..................................                                 8,165,000          10,015,552
  -0% promissory note ................................................                                 1,337,530           1,337,530

NCI Building Systems, Inc. (NYSE - NCS)                                            April 1989
  -200,000 shares of common stock ....................................                                   159,784           5,625,000

OEI International, Inc.                                                           October 1997
  -566,201 shares of common stock ....................................                                       635                 635
  -prime + 1/2% promissory note ......................................                                 2,500,000           2,500,000

Paracelsus Healthcare Corporation (NYSE - PLS)                                   December 1990
  -1,263,058 shares of common stock ..................................                                 5,278,748           1,833,106

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1998
                                   (Continued)

                                                                                         DATE OF
                        PORTFOLIO COMPANY                                           INITIAL INVESTMENT        COST        FAIR VALUE
                                                                                    ------------------     ----------     ----------
Petrocon Engineering, Inc.                                                            September 1998
  -15% promissory note ........................................................                            $2,500,000     $2,500,000

Raytel Medical Corporation (NASDAQ - RTEL)                                             August 1997
  -33,073 shares of common stock ..............................................                               330,730        153,988

Sovereign Business Forms, Inc.                                                         August 1996
  -13,400 shares of preferred stock ...........................................                             1,340,000      1,340,000
  -15% promissory notes .......................................................                               800,000        800,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006 .................................                                  --        1,440,818
  -Warrant to buy 25,070 shares of common stock
    at $1.25 per share through October 2007 ...................................                                  --           59,182

Stephen L. LaFrance Holdings, Inc.                                                    September 1997
  -2,498,452 shares of preferred stock ........................................                             2,498,452      2,498,452
  -Warrant to buy 269 shares of common stock
    for $0.01 per share through September 2007 ................................                                  --        1,000,000

Strategic Holdings, Inc.                                                              September 1995
  -3,089,751 shares of common stock ...........................................                             3,088,389      1,795,035
  -3,822,157 shares of Series B preferred stock ...............................                             3,820,624      3,820,624
  -15% promissory note ........................................................                             6,750,000      6,750,000
  -Warrants to buy 225,000 shares of common
    stock at $0.4643 per share through August 2005 ............................                                  --           26,249
  -Warrant to buy 100,000 shares of common stock
   at $1.50 per share through August 2005 .....................................                                  --             --
  -Warrant to buy 2,219,237 shares of common
   stock at $0.01 per share through November 2005 .............................                                  --        1,267,105
  -1,000 shares of SMIP, Inc. common stock ....................................                               150,000        150,000
  -15% promissory note of SMIP, Inc. ..........................................                               175,000        175,000

Summit/DPC Partners, L.P.                                                              October 1995
  -36.11% limited partnership interest ........................................                             2,600,000      4,600,000

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1998
                                   (Continued)

                                                                                   DATE OF
                        PORTFOLIO COMPANY                                     INITIAL INVESTMENT          COST           FAIR VALUE
                                                                              ------------------      ------------      ------------
Travis International, Inc.                                                      December 1986
  -66,784 shares of common stock .......................................                              $    534,589      $  2,537,792
  -104,500 shares of Class A common stock ..............................                                    25,701         3,971,000

Tulsa Industries, Inc.                                                          December 1997
  -27,500 shares of common stock .......................................                                    33,846              --
  -546,615 shares of Series A preferred stock ..........................                                 5,466,154              --
  -Warrants to buy 31,731 shares of common
   stock at $0.001 per share ...........................................                                      --                --

United Industrial Services, Inc.                                                  July 1998
  -35,000 shares of preferred stock ....................................                                 3,500,000         3,500,000
  -Warrants to buy 63,637 shares of common
    stock at $0.01 through June 2008 ...................................                                       100               100

United Rentals, Inc. (NYSE:URI)                                                  October 1997
  -54,334 shares of common stock .......................................                                       397         1,799,814

United States Filter Corporation (NYSE: USF)
  -130,300 shares of common stock ......................................                                 1,544,606         2,980,613

VRPI Spin Off, Inc.                                                              January 1988
  -100 shares of common stock ..........................................                                   250,000           250,000
  -10% secured promissory note .........................................                                 2,672,349         2,672,349
  -12% secured promissory note .........................................                                 1,050,000         1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation .............................................                                    25,000            20,000
                                                                                                      ------------      ------------
     Total .............................................................                              $109,937,121      $154,248,818
                                                                                                      ============      ============

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1998
                                   (Continued)

       Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

       In connection with the investments in Allied Waste Industries, Inc., American Residential Services, Inc., Container Acquisition, Inc., CRC Holdings, Corp., The Drilltec Corporation, Drypers Corporation, HTD Corporation, Hot & Cool Holdings, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc. and United Industrial Services, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

       As defined in the Investment Company Act of 1940, during the year ended December 31, 1998, the Fund was considered to have a controlling interest in Atlas Acquisition, Inc., Brazos Sportswear, Inc., Container Acquisition, Inc., CRC Holdings, Corp., The Drilltec Corporation, Drypers Corporation, OEI International Inc., Restaurant Development Group, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Tulsa Industries, Inc., United Industrial Services, Inc. and VRPI Spin Off, Inc. In addition, HTD Corporation and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at December 31, 1998. Such discounts, shown in the following table, total $4,382,822 or $0.88 per share as of December 31, 1998.

                                                                   DISCOUNT FROM
                                                                    MARKET VALUE
                                                                   -------------
Allied Waste Industries, Inc. .................................    $   1,373,203
American Residential Services, Inc. ...........................          433,076
Drypers Corporation ...........................................        2,306,357
Garden Ridge Corporation ......................................          129,132
Paracelsus Healthcare Corporation .............................          141,054
                                                                   -------------
      Total discount ..........................................    $   4,382,822
                                                                   =============

       Income was earned in the amount of $2,542,677, $2,102,520 and $1,577,564 for the years December 31, 1998, 1997 and 1996 respectively, on portfolio securities of companies in which the Fund has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Garden Ridge Corporation, Raytel Medical Corporation, Summit/DPC Partners, L.P., United Rentals, Inc. and United States Filter Corporation. The Fund provides significant managerial assistance to portfolio companies that comprise 91% of the total value of the investments in portfolio companies at December 31, 1998.

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1997

                                                                                      DATE OF
                        PORTFOLIO COMPANY                                        INITIAL INVESTMENT         COST         FAIR VALUE
                                                                                 ------------------      -----------     -----------
A. C. Liquidating Corporation                                                       February 1985
  -10% secured promissory notes .............................................                            $   188,014     $      --

Allied Waste Industries, Inc. (NASDAQ - AWIN)                                         March 1989
  -1,100,000 shares of common stock .........................................                              4,037,572      24,874,438
  -Warrants to buy up to 125,000 shares of common
   stock at $5.00 per share through August 1999 .............................                                   --         1,545,977

American Residential Services, Inc. (NYSE - ARS)                                    December 1995
  -1,125,000 shares of common stock .........................................                              3,000,272      14,395,793
  -Warrants to buy up to 100,000 shares of common
    stock at $15 per share through September 2001 ...........................                                   --              --

Atlas Acquisition, Inc.                                                                May 1997
  -32,000 shares of common stock ............................................                                 32,000          32,000
  -19,680 shares of preferred stock .........................................                              1,968,000       1,968,000

Brazos Sportswear, Inc. (NASDAQ - BRZS)                                             February 1989
  -2,160,308 shares of common stock .........................................                              1,331,187      10,531,501
  -3,940,779 shares of 8% Series B1 preferred stock .........................                              3,940,779       3,940,779
  -1,340,210 shares of 8% Series B2 preferred stock .........................                              1,340,210       1,340,210
  -1,097,410 shares of 8% Series B3 preferred stock .........................                              1,097,410       1,097,410
  -Warrants to buy up to 30,261 and 140,578 shares
   of common stock at $4.62 and $6.59 per share
    through August 2006 and March 2007, respectively ........................                                   --             7,717
  -1,000 shares of common stock of GCS RE, Inc. .............................                                132,910         300,000

Carruth-Doggett Industries, Inc.                                                    December 1995
  -10% senior subordinated promissory note ..................................                              2,250,000       2,250,000
  -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005 ...........................                                   --         1,500,000
  -Warrant to buy up to 249 shares of common stock
   of CDE Corp. at $0.01 per share through December 2005 ....................                                   --              --

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1997
                                   (Continued)

                                                                                   DATE OF
                        PORTFOLIO COMPANY                                         INITIAL INVESTMENT        COST         FAIR VALUE
                                                                                  ------------------     -----------     -----------
Coach USA, Inc. (NYSE - CUI)                                                         August 1996
  -143,112 shares of common stock ...........................................                            $ 1,863,357     $ 4,650,424

Container Acquisition, Inc.                                                         February 1997
  -1,370,000 shares of common stock .........................................                              1,370,000       1,370,000
  -48,994 shares of preferred stock .........................................                              4,899,400       4,899,400
  -Warrant to buy up to 370,588 shares of common
   stock at $.01 per share through February 2007 ............................                                  1,000           1,000

CRC Holdings, Corp.                                                                   June 1997
  -35,000 shares of common stock ............................................                              3,199,000       3,199,000
  -12% subordinated promissory note .........................................                                959,700         959,700

Drypers Corporation (NASDAQ - DYPR)                                                   July 1991
  -1,107,882 shares of common stock .........................................                              6,426,618       4,807,017
  -25,000 shares of 7.5% convertible preferred stock ........................                              2,500,000      10,847,314

Equicom, Inc. (formerly Texrock Radio, Inc.)                                          July 1997
  -10% promissory note ......................................................                              2,777,207       2,777,207

Garden Ridge Corporation (NASDAQ - GRDG)                                              July 1992
  -474,942 shares of common stock ...........................................                                685,030       6,458,830

Healthcare Technology Delivery, Inc.                                                  April 1997
  -9,000 shares of common stock .............................................                                 50,000          50,000

Hot & Cool Holdings, Inc.                                                             March 1996
  -9% increasing rate subordinated promissory note ..........................                              1,300,000       1,300,000
  -10% subordinated notes ...................................................                              2,200,000       2,200,000
  -Warrants to buy up to 14,942 shares of common
    stock at $.01 per share through March 2006 ..............................                                   --           280,000
  -Warrants to buy up to 13,155 shares of common
    stock at $26 per share through April, 2007 ..............................                                   --              --

NCI Building Systems, Inc. (NASDAQ - BLDG)                                            April 1989
  -100,000 shares of common stock ...........................................                                159,784       3,550,000

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1997
                                   (Continued)

                                                                                        DATE OF
                        PORTFOLIO COMPANY                                         INITIAL INVESTMENT         COST         FAIR VALUE
                                                                                  ------------------      ----------      ----------
One Engineering, Inc.                                                                October 1997
  -666.7 shares of common stock ............................................                              $      667      $      667
  -prime + 1/2% promissory note ............................................                                  66,181          66,181

Paracelsus Healthcare Corporation (NYSE - PLS)                                      December 1990
  -1,263,058 shares of common stock ........................................                               5,278,748       3,958,090

Raytel Medical Corporation (NASDAQ - RTEL)                                           August 1997
  -33,073 shares of common stock ...........................................                                 330,730         326,803

Restaurant Development Group, Inc.                                                    June 1987
  -610,909 shares of Class A common stock ..................................                               2,891,156         700,000
  -Warrants to buy up to 62,500  shares of common
   stock at $3 per share through April 1998 ................................                                    --              --

Sovereign Business Forms, Inc.                                                       August 1996
  -11,990 shares of preferred stock ........................................                               1,199,000       1,199,000
  -15% promissory notes ....................................................                                 800,000         800,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006 ..............................                                    --              --

Stephen L. LaFrance Holdings, Inc.                                                  September 1997
  -2,498,452 shares of preferred stock .....................................                               2,498,452       2,498,452
  -Warrant to buy 269 shares of common stock
    for $.01 per share through September 2007 ..............................                                    --              --

Strategic Holdings, Inc.                                                            September 1995
  -3,089,751 shares of common stock ........................................                               3,088,389       3,088,389
  -3,822,157 shares of Series B preferred stock ............................                               3,820,624       3,820,624
  -Warrants to buy 225,000 and 100,000 shares of
    common stock at $0.4643 and $1.50 per share,
    respectively, through August 2005 ......................................                                    --           100,000
  -1,000 shares of SMIP, Inc. common stock .................................                                 150,000         150,000
  -15% promissory note of SMIP, Inc. .......................................                                 175,000         175,000

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1997
                                   (Continued)

                                                                                   DATE OF
                        PORTFOLIO COMPANY                                     INITIAL INVESTMENT          COST           FAIR VALUE
                                                                              ------------------      ------------      ------------
Summit/DPC Partners, L.P.                                                        October 1995
  -36.11% limited partnership interest .................................                              $  2,600,000      $  2,600,000

Travis International, Inc.                                                      December 1986
  -66,784 shares of common stock .......................................                                   534,589         1,502,640
  -104,500 shares of Class A common stock ..............................                                    25,701         2,351,250

Triad Medical Inc.                                                                April 1997
  -449,213 shares of common stock ......................................                                   300,000           300,000
  -Prime + 1/2% promissory note ........................................                                 1,651,965         1,651,965

Tulsa Industries, Inc.                                                          December 1997
  -27,500 shares of common stock .......................................                                    33,846            33,846
  -546,615 shares of Series A preferred stock ..........................                                 5,466,154         5,466,154
  -Warrants to buy 31,731 shares of common
   stock at .001 per share .............................................                                      --                --

United Rentals, Inc. (NYSE:URI)                                                  October 1997
  -62,149 shares of common stock .......................................                                       397           928,200

VRPI Spin Off, Inc.                                                              January 1988
  -100 shares of common stock ..........................................                                   250,000           250,000
  -10% secured promissory note .........................................                                 2,672,349         2,672,349
  -12% secured promissory note .........................................                                 1,050,000         1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation .............................................                                    25,000            20,000

WMW Industries, Inc.                                                             October 1989
  -602,707 shares of common stock ......................................                                 1,031,576         2,700,000
  -12% subordinated promissory note ....................................                                   893,883           893,883
  -Junior participation in prime + 1.5% note ...........................                                 1,012,576         1,012,576
                                                                                                      ------------      ------------
     Total .............................................................                              $ 85,556,433      $151,449,786
                                                                                                      ============      ============

                          The accompanying notes are an
                 integral part of these financial statements.

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $50,000 is included in the accompanying Statements of Operations for each of the three years ended December 31, 1998.

      Through March 31, 1997, the Management Company also received a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. The management incentive fee was paid quarterly in arrears. Pursuant to the vote of the stockholders at a special meeting held on April 9, 1997 ("Special Meeting"), the Fund entered into a new management agreement with the Management Company. The only significant change from the previous management agreement was the elimination of incentive fees based on capital gains effective as of April 1, 1997. As a result, the Fund did not incur a management incentive fee for the year ended December 31, 1998. Management incentive fees of $55,825 and $1,058,012 were included in the accompanying Statements of Operations for the years ended December 31, 1997 and 1996, respectively.

      Pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee, which was calculated on the net unrealized appreciation of investments in portfolio securities and which amounted to $11,210,529 at March 31, 1997, was paid on May 15, 1997, by the issuance to the Management Company of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997. Deferred management incentive fee expense of $426,501 and

$6,488,693 resulting from increases in net unrealized appreciation on portfolio securities have been included in the accompanying Statements of Operations for the two years ended December 31, 1997 and 1996, respectively.

      The Management Company is controlled by a privately-owned corporation.

      As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $25,000 paid quarterly in arrears, a fee of $3,000 for each meeting of the Board of Directors attended in person, a fee of $1,500 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund's stock from time to time. (See Note 10). Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options from such Portfolio Companies, in consideration for such service.

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $143,689,403 (including $40,505,183 in publicly-traded securities, net of a $4,382,822 Valuation Discount) and $147,899,786 (including $89,710,511 in publicly-traded securities, net of a $17,100,722 Valuation Discount) at December 31, 1998 and 1997, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

      On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including BARRON'S and THE WALL STREET JOURNAL and the Fund's website, www.equuscap.com.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Fund declared undistributed capital gains from 1997 of $132,677 as a dividend on July 31, 1998. On November 4, 1998, the Fund declared undistributed net capital gains for the ten months ended October 31, 1998, of $2,995,079 as a dividend. These capital gains dividends were paid on December 30, 1998. The Fund had a net investment loss for tax purposes for the years ended December 31, 1998 and 1997, and therefore distributed no net investment income. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for federal income tax purposes from December 31 to October 31, which allows current year dividends to be paid prior to the end of the year. For tax purposes, the Fund distributed net capital gains of $3,127,756 for the ten months ended October 31, 1998. For the period from November 1, 1998 to December 31, 1998, the Fund had undistributed net capital losses of $6,558,635. Therefore, the Fund, for book purposes, had net capital losses of $3,563,556 as of December 31, 1998.

      The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes.

                                          TWO MONTHS        TEN MONTHS
                                        ENDED 12/31/98    ENDED 10/31/98      1997           1996
                                        --------------    --------------   -----------    -----------
Net realized gain (loss) on the sales
  of portfolio securities, book .....   $   (6,558,635)   $    2,995,079   $ 7,565,699    $ 4,037,326
Management incentive fee ............             --                --      (7,530,386)    (1,058,012)
Undistributed 1997 capital gains ....             --             132,677          --             --
                                        --------------    --------------   -----------    -----------

Net realized gain (loss) on the sales
  of portfolio securities, tax ......   $   (6,558,635)   $    3,127,756   $    35,313    $ 2,979,314
                                        ==============    ==============   ===========    ===========

(5)   DIVIDENDS

      The Fund declared dividends of $3,138,520 ($0.65 per share), $2,380,327 ($0.50 per share) and $3,180,422 ($0.76 per share) during 1998, 1997 and 1996, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1998 dividend was paid in additional shares of common stock or in cash by specific election of the shareholders in December 1998, and represented long-term capital gains. The 1997 and 1996 dividends, which represented the Fund's net investment income and net capital gains for tax purposes, were paid in additional shares of common stock or in cash by specific election of the shareholders in January 1998 and 1997, respectively. The Fund paid $991,853, $828,556 and $1,209,850 in cash and issued 125,812, 67,837 and 115,916 additional shares of stock at $17.0625, $22.875 and $17.00 per share, in December 1998 and January 1998 and 1997, respectively, in connection with such dividends. The stock issued in January 1998 and 1997 is reflected as outstanding as of

December 31, 1997 and 1996 in the accompanying financial statements.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of $60,214,266 and $75,164,751 in money market accounts with NationsBank, N.A. earning interest at rates ranging from 3.50% to 5.30% at December 31, 1998 and 1997, respectively.

(7)   ACCOUNTS RECEIVABLE

      Accounts receivable at December 31, 1998, consisted primarily of a $250,000 cash advance to Tulsa Industries, $122,148 in escrow related to the 1997 sale of the Fund's investment in Industrial Equipment Rentals, Inc. which was received in January 1999 and $19,760 in proceeds from the liquidation of Restaurant Development Group, Inc.

(8)   PORTFOLIO SECURITIES

      During the year ended December 31, 1998, the Fund invested $13,645,100 in three new companies and made follow-on investments of $33,087,284 in eleven portfolio companies, including $1,998,989 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital loss of $3,563,556 during the year ended December 31, 1998.

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

 (9)  NOTES PAYABLE TO BANK

      The Fund has a $150,000,000 line of credit promissory note with NationsBank N.A., with interest payable at 1% over the rate earned in its money market account. The Fund had $60,000,000 and $75,000,000 outstanding on such note at December 31, 1998 and 1997, respectively, that was secured by $60,000,000 and $75,000,000 of the Fund's temporary cash investments. The Fund paid $37,500 and $75,000 in commitment fees in 1998 and 1997, which were capitalized and amortized over the commitment period. Effective April 1, 1998, the Fund extended the line of credit promissory note to April 1, 1999, and lowered the rate to 1/2% over the rate earned on its money market account.

      The Fund has a $50,000,000 revolving line of credit with NationsBank, N.A. that expires on April 1, 1999. The Fund had $38,500,000 and $6,900,000 outstanding under such line of credit at December 31, 1998 and 1997, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate was lowered during the year from a range of prime + 1/4% to prime + 3/4% to a range of prime - 1/2 % to prime + 1/4% or Libor + 1.65%. The Fund also pays 1/4% interest on the unused portion of the line of credit.

      The average daily balances outstanding on the Fund's notes payable during the years ended December 31, 1998 and 1997, were $23,469,957 and $4,284,027, respectively.

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

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund be granted an incentive stock option to purchase 5,000 shares of the Fund's common stock. In addition, beginning with the 1998 annual meeting of shareholders, each director who was not an officer of the Fund was, on the first business day following the annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock.

      Under the 1997 Stock Incentive Plan, options to purchase 939,131 and 927,131 shares of the Fund's common stock with a weighted average exercise price of $17.66 and $17.54 per share were outstanding at December 31, 1998 and 1997, respectively. The Fund had 671,849 and 431,308 shares in exercisable options with a weighted average exercise price per share of $17.58 and $17.00 at December 31, 1998 and 1997, respectively. Outstanding options at December 31, 1998 have exercise prices ranging from $17 to $27.44 and expire in May 2007 through May 2008. During 1998 and 1997, no options were exercised. As of December 31, 1998, all options outstanding were "out of the money" and would have an anti-dilutive effect on net assets per share if exercised. If all options granted were exercised as of December 31, 1997, there would have been dilution of net assets per share of approximately $1.28 per share, or 4.3%, as a result of such exercise.

      In accordance with the terms of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"), because the exercise price of the Fund's Incentive Options equals the market price of the underlying stock on the date of grant, the Fund records no compensation expense for its stock option awards. As required by the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-based Compensation ("SFAS 123"), the Fund provides the following disclosure of hypothetical values for these awards. The weighted average grant-date fair value of options granted during 1998 and 1997 was $6.39 and $3.86 per share, respectively. These values for 1998 and 1997 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend of 4.9% and 5.1%, expected volatility of 28.8% and 25.3% and risk free interest rates of 5.8% and 6.4%, respectively. An expected life of 10 years was used for 1998 and 1997. Had compensation expense been recorded based on these hypothetical values, the Fund's 1998 and 1997 change in net assets from operations would have been reduced by $1,135,967 and $712,734, respectively. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has made commitments to invest, under certain circumstances, up to an additional $2,000,000 in Carruth-Doggett Industries, Inc. (see Note 12), $1,000,000 in The Drilltec Corporation, $1,000,000 in Equicom, Inc., $250,000 in Hot & Cool Holdings, Inc., $2,000,000 in Petrocon

Engineering, Inc., $2,000,000 in Sovereign Business Forms, Inc. and $600,000 in Tulsa Industries, Inc. In addition, the Fund has committed to invest up to $6,000,000 in one new portfolio company.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(12)  SUBSEQUENT EVENTS

      Subsequent to December 31, 1998, the Fund repaid a net $60,000,000 of notes payable to the bank.

      In January 1999, the Fund sold its investment of 54,334 shares of common stock in United Rentals, Inc. for $1,738,037, realizing a capital gain of $1,737,639.

      On January 29, 1999, Brazos Sportswear, Inc. filed voluntary petitions under Chapter 11 of the Bankruptcy Code. The Fund's investment in Brazos Sportswear, Inc. was written off as of December 31, 1998.

      On February 9, 1999, co-investors in Equicom, Inc. ("Equicom") purchased 48,000 shares of its common stock at its original cost of $15,000 from the Fund. Co-investors in Equicom also purchased $1,043,500 of the $2,682,000 principal in its 10% promissory note due to the Fund. The Fund then invested $748,310 in Equicom and received 74,831 shares of preferred stock.

      On February 11, 1999, the Fund invested $2,000,000 in CDI Rental Services, Inc., a sister company of Carruth-Doggett Industries, Inc. The Fund's investment consisted of a 10% senior subordinated promissory note and warrants to buy up to 12,500 and 21,250 shares of common stock for $0.01 and $0.0127 per share, respectively, through February 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information about the Directors and Executive Officers of the Registrant is incorporated by reference to the Fund's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 1999 (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

      Information regarding Executive Compensation is incorporated by reference to the Fund's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund's 1999 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)      FINANCIAL STATEMENTS                                          PAGE

      Report of Independent Public Accountants                              29

      Balance Sheets
      December 31, 1998 and 1997                                            30

      Statements of Operations for the years
      ended December 31, 1998, 1997 and 1996                                31

      Statements of Changes in Net Assets for the
      years ended December 31, 1998, 1997 and 1996                          32

      Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996                                      33

      Selected Per Share Data and Ratios for the
      five years ended December 31, 1998                                    35

      Schedule of Portfolio Securities
      at December 31, 1998                                                  36

      Schedule of Portfolio Securities
      at December 31, 1997                                                  41

      Notes to Financial Statements                                         45


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


                                          EQUUS II INCORPORATED

                                          \S\ NOLAN LEHMANN
Date:  March 2, 1999                      Nolan Lehmann, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE          TITLE                             DATE


\S\ GREGORY J. FLANAGAN     Director                          March 2, 1999
(Gregory J. Flanagan)

\S\ ROBERT L. KNAUSS        Director                          March 2, 1999
(Robert L. Knauss)

\S\ GARY R. PETERSEN        Director                          March 2, 1999
(Gary R. Petersen

\S\ JOHN W. STORMS          Director                          March 2, 1999
(John W. Storms)


\S\ FRANCIS D. TUGGLE       Director                          March 2, 1999
(Francis D. Tuggle)


\S\ EDWARD E. WILLIAMS      Director                          March 2, 1999
(Edward E. Williams)


\S\ NOLAN LEHMANN           President and Director            March 2, 1999
(Nolan Lehmann)             (principal financial and
                            accounting officer)


\S\ SAM P. DOUGLASS         Chairman  of the Board and        March 2, 1999
(Sam P. Douglass)           Chief Executive Officer
                            (principal executive officer)