Form 10-Q
period 1999-03-31
EQUUS II INC
filed 1999-05-13
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

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

            COMMON STOCK                        NEW YORK STOCK EXCHANGE
            ------------                        -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $68,245,586 computed on the basis of $15.50 per share, closing price of the common stock on the New York Stock Exchange Inc. on May 11, 1999. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 4,954,304 shares of the registrant's common stock, $.001 par value, outstanding, as of May 11, 1999. The net asset value of a share at March 31, 1999 was $21.65.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX



PART I.  FINANCIAL INFORMATION                                            PAGE

       Item 1. Financial Statements

               Balance Sheets

               - March 31, 1999 and December 31, 1998........................1

               Statements of Operations

               - For the three months ended March 31, 1999 and 1998......... 2

               Statements of Changes in Net Assets

               - For the three months ended March 31, 1999 and 1998......... 3

               Statements of Cash Flows

               - For the three months ended March 31, 1999 and 1998......... 4

               Selected Per Share Data and Ratios

               - For the three months ended March 31, 1999 and 1998 ........ 6

               Schedule of Portfolio Securities

               - March 31, 1999............................................. 7

               Notes to Financial Statements................................12

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................17

       Item 3. Quantitative and Qualitative Disclosure about Market Risk....20

PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K ............................21

SIGNATURE   ............................................................... 21

PART I.   FINANCIAL  STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                                 1999             1998
                                                            -------------    -------------
ASSETS
Investments in portfolio securities at fair value
     (cost $114,150,787 and $109,937,121, respectively) .   $ 146,884,468    $ 154,248,818
Temporary cash investments, at cost which
     approximates fair value ............................      57,238,562       60,214,266
Cash ....................................................           3,621           39,724
Accounts receivable .....................................          45,569          393,235
Accrued interest receivable .............................         753,452          675,851
Commitment fees .........................................          21,875           31,250
                                                            -------------    -------------
          Total assets ..................................     204,947,547      215,603,144
                                                            -------------    -------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ...................................         242,271          367,341
     Due to management company ..........................         536,345          580,775
     Notes payable to bank ..............................      96,900,000       98,500,000
                                                            -------------    -------------
          Total liabilities .............................      97,678,616       99,448,116
                                                            -------------    -------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares issued ....................            --               --
     Common stock, $.001 par value, 10,000,000 shares
        authorized, 4,954,304 shares outstanding ........           4,954            4,954
     Additional paid-in capital .........................      78,166,891       78,407,776
     Undistributed net investment income ................            --               --
     Undistributed net capital gains ....................      (3,636,595)      (6,569,399)
     Unrealized appreciation of portfolio securities, net      32,733,681       44,311,697
                                                            -------------    -------------
          Total net assets ..............................   $ 107,268,931    $ 116,155,028
                                                            =============    =============
          Net assets per share ..........................   $       21.65    $       23.45
                                                            =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                   1999            1998
                                                               ------------    ------------
Investment income:
     Income from portfolio securities ......................   $  1,152,787    $  1,177,929
     Interest from temporary cash investments ..............         23,050          16,924
                                                               ------------    ------------
          Total investment income ..........................      1,175,837       1,194,853
                                                               ------------    ------------
Expenses:
     Management fees .......................................        536,345         763,540
     Director fees and expenses ............................         51,675          59,119
     Professional fees .....................................         62,381          83,162
     Administrative fees ...................................         12,500          12,500
     Mailing, printing and other expenses ..................         24,031          26,462
     Interest expense ......................................        718,170         317,631
     Franchise taxes .......................................         11,620          15,900
                                                               ------------    ------------
          Total expenses ...................................      1,416,722       1,278,314
                                                               ------------    ------------
Net investment loss ........................................       (240,885)        (83,461)
                                                               ------------    ------------
Realized gain on sales of portfolio securities, net ........      2,932,804         265,743
                                                               ------------    ------------
Unrealized appreciation of portfolio securities, net:
     End of period .........................................     32,733,681      73,948,287
     Beginning of period ...................................     44,311,697      65,893,353
                                                               ------------    ------------
     Increase (decrease) in unrealized appreciation, net ...    (11,578,016)      8,054,934
                                                               ------------    ------------
     Total increase (decrease) in net assets from operations   $ (8,886,097)   $  8,237,216
                                                               ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                             EQUUS II INCORPORATED
                      STATEMENTS OF CHANGES IN NET ASSETS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                             1999             1998
                                                         -------------    -------------
Operations:
     Net investment loss .............................   $    (240,885)   $     (83,461)
     Realized gain on sales of portfolio
        securities, net ..............................       2,932,804          265,743
     Increase (decrease) in unrealized appreciation of
        portfolio securities, net ....................     (11,578,016)       8,054,934
                                                         -------------    -------------
Increase (decrease) in net assets from operations ....      (8,886,097)       8,237,216

Net assets at beginning of period ....................     116,155,028      144,470,752
                                                         -------------    -------------
Net assets at end of period ..........................   $ 107,268,931    $ 152,707,968
                                                         =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                               1999            1998
                                                           ------------    ------------
Cash flows from operating activities:
     Interest and dividends received ...................   $    578,356    $    428,899
     Cash paid to management company, directors,
        bank and suppliers .............................     (1,576,847)     (1,316,703)
                                                           ------------    ------------
        Net cash used by operating activities ..........       (998,491)       (887,804)
                                                           ------------    ------------
Cash flows from investing activities:
     Purchase of portfolio securities ..................     (5,704,578)     (6,493,947)
     Proceeds from sales of portfolio securities .......      4,022,245         462,072
     Principal payments from portfolio companies .......      1,043,500       1,012,576
     Advance to portfolio company ......................        (24,483)           --
     Repayment from portfolio company ..................        250,000            --
                                                           ------------    ------------
        Net cash used by investing activities ..........       (413,316)     (5,019,299)
                                                           ------------    ------------
Cash flows from financing activities:
     Advances from bank ................................     59,750,000      84,075,000
     Repayments to bank ................................    (61,350,000)    (77,350,000)
     Dividend payments .................................           --          (828,556)
                                                           ------------    ------------
        Net cash provided (used) by financing activities     (1,600,000)      5,896,444
                                                           ------------    ------------
Net decrease in cash and cash equivalents ..............     (3,011,807)        (10,659)

Cash and cash equivalents at beginning of period .......     60,253,990      75,180,742
                                                           ------------    ------------
Cash and cash equivalents at end of period .............   $ 57,242,183    $ 75,170,083
                                                           ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                                   (Continued)

                                                                                     1999           1998
                                                                                  ------------    -----------
Reconciliation of increase (decrease) in net assets from operations to net cash used by operating activities:

Increase (decrease) in net assets from operations .............................   $ (8,886,097)   $ 8,237,216

Adjustments to reconcile increase (decrease) in net assets from operations to net cash used by operating activities:

     Realized gain on sale of portfolio securities, net .......................     (2,932,804)      (265,743)
     (Increase) decrease in unrealized appreciation, net ......................     11,578,016     (8,054,934)
     Accrued interest and dividends exchanged for
         portfolio securities .................................................       (519,880)      (770,972)
     Decrease (increase) in accrued interest receivable .......................        (77,601)         5,018
     Amortization of commitment fee ...........................................          9,375         18,750
     Decrease in accounts payable .............................................       (125,070)       (98,325)
     Increase (decrease) in due to management company .........................        (44,430)        41,186
                                                                                  ------------    -----------
Net cash used by operating activities .........................................   $   (998,491)   $  (887,804)
                                                                                  ============    ===========

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
        SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                               1999         1998
                                                             --------     --------
Investment income ........................................   $   0.24     $   0.25

Expenses .................................................       0.29         0.27
                                                             --------     --------
     Net investment loss .................................      (0.05)       (0.02)

Realized gain on sale of portfolio securities, net .......       0.59         0.06

Increase (decrease) in unrealized appreciation
      of portfolio securities, net .......................      (2.34)        1.67
                                                             --------     --------
     Increase (decrease) in net assets from operations ...      (1.80)        1.71

Net assets at beginning of period ........................      23.45        29.92
                                                             --------     --------
Net assets at end of period ..............................   $  21.65     $  31.63
                                                             ========     ========
Ratio of expenses to average net assets ..................       1.27%        0.86%

Ratio of net investment loss to average net assets .......      (0.22)%      (0.06)%

Ratio of increase (decrease) in net assets from operations
     to average net assets ...............................      (7.95)%       5.54%

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1999
                                   (Unaudited)

                                                                       DATE OF
        PORTFOLIO COMPANY                                        INITIAL INVESTMENT         COST            FAIR VALUE
        -----------------                                        ------------------         ----            ----------
A. C. Liquidating Corporation                                      February 1985
  -10% secured promissory notes                                                           $  188,014       $          -

Allied Waste Industries, Inc. (NYSE - AW)                            March 1989
  -875,000 shares of common stock                                                          2,970,721         12,254,253
  -Warrants to buy up to 125,000 shares of common
   stock at $5 per share through August 1999                                                       -            719,539

American Residential Services, Inc. (NYSE - ARS)                   December 1995
  -1,125,000 shares of common stock                                                        3,000,272          5,865,469
  -Warrants to buy up to 100,000 shares of common
    stock at $15 per share through September 2001                                                  -                  -

Atlas Acquisition, Inc.                                               May 1997
  -Junior participation in prime + 1.5% note                                                 850,000            100,000

Carruth-Doggett Industries, Inc.                                   December 1995
  -10% senior subordinated promissory note                                                 2,250,000          2,250,000
  -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005                                                  -          3,250,000
  -Warrant to buy up to 249 shares of common
   stock of CDE Corp. at $0.01 per share through
   December 2005                                                                                   -                  -

CDI Rental Services                                                February 1999
  -10% senior subordinated promissory note                                                 2,000,000          2,000,000
  -Warrant to buy up to 12,500 shares of common
   stock at $0.01 per share through February 2009                                                  -                  -
  -Warrant to buy up to 21,250 shares of common
   stock at $0.0127 per share through February 2009                                                -                  -

Champion Acquisition, Inc.                                           March 1999
  -499 shares of common stock                                                                    499                499

Container Acquisition, Inc.                                        February 1997
  -1,370,000 shares of common stock                                                        1,370,000          1,370,000
  -55,411 shares of preferred stock                                                        5,541,100          5,541,100
  -Warrant to buy up to 370,588 shares of common
   stock at $0.01 per share through June 2003                                                  1,000              1,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1999
                                   (Unaudited)
                                   (Continued)

                                                                    DATE OF
      PORTFOLIO COMPANY                                       INITIAL INVESTMENT        COST             FAIR VALUE
      -----------------                                       ------------------        ----             ----------
CRC Holdings, Corp.                                                June 1997
  -59,891 shares of common stock                                                       $ 5,474,037         $ 20,961,850
  -12% subordinated promissory note                                                        959,700              959,700

The Drilltec Corporation                                          August 1998
   -1,400,000 shares of common stock                                                     1,400,000                    -
   -62,450 shares of preferred stock                                                     6,245,000                    -

Drypers Corporation (NASDAQ - DYPR)                                July 1991
  -3,677,906 shares of common stock                                                      9,328,556            6,486,235

Equicom, Inc. (formerly Texrock Radio, Inc.)                       July 1997
  -452,000 shares of common stock                                                          141,250              141,250
  -618,061 shares of preferred stock                                                     6,180,610            6,180,610
  -10% promissory note                                                                   1,638,500            1,638,500

Garden Ridge Corporation (NASDAQ - GRDG)                           July 1992
  -474,942 shares of common stock                                                          685,030            3,235,780

GCS RE, Inc.                                                     February 1989
  -1,000 shares of common stock                                                            132,910              300,000

Hot & Cool Holdings, Inc.                                         March 1996
  -9% increasing rate subordinated
   promissory note                                                                       1,120,000            1,120,000
  -10% subordinated notes                                                                2,200,000            2,200,000
  -12% senior unsecured promissory note                                                  1,000,000            1,000,000
  -19,647 shares of Series A 8% preferred stock                                            785,897              785,897
  -Warrants to buy up to 14,942 shares of common
    stock at $0.01 per share through March 2006                                                  -              280,000
  -Warrants to buy up to 16,316 shares of common
    stock at $26.00 per share through April, 2007                                                -                    -

HTD Corporation                                                    April 1997
  -1,251,944 shares of common stock                                                      8,165,000           10,015,552
  -0% promissory note                                                                    1,355,550            1,355,550

NCI Building Systems, Inc. (NYSE - NCS)                           April 1989
  -200,000 shares of common stock                                                          159,784            4,700,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1999
                                   (Unaudited)
                                   (Continued)

                                                                    DATE OF
           PORTFOLIO COMPANY                                  INITIAL INVESTMENT         COST             FAIR VALUE
           -----------------                                  ------------------         ----             ----------
Paracelsus Healthcare Corporation (NYSE - PLS)                   December 1990
  -1,263,058 shares of common stock                                                     $ 5,278,748          $ 1,612,617

Petrocon Engineering, Inc.                                      September 1998
  -887,338 shares of common stock                                                               635                  635
  -8% Series B junior subordinated promissory note                                        2,659,332            2,659,332
  -12% promissory note                                                                    4,663,356            4,663,356
  -Warrant to buy up to 1,552,571 shares of common
    stock at $0.01 per share through March 2009                                                   -                    -

Raytel Medical Corporation (NASDAQ - RTEL)                        August 1997
  -33,073 shares of common stock                                                            330,730              136,426

Sovereign Business Forms, Inc.                                    August 1996
  -13,702 shares of preferred stock                                                       1,370,200            1,370,200
  -15% promissory notes                                                                     800,000              800,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006                                                     -            1,440,818
  -Warrant to buy 25,070 shares of common stock
    at $1.25 per share through October 2007                                                       -               59,182

Stephen L. LaFrance Holdings, Inc.                              September 1997
  -2,498,452 shares of preferred stock                                                    2,498,452            2,498,452
  -Warrant to buy 269 shares of common stock
    for $0.01 per share through September 2007                                                    -            2,000,000

Strategic Holdings, Inc.                                        September 1995
  -3,089,751 shares of common stock                                                       3,088,389            1,795,035
  -3,822,157 shares of Series B preferred stock                                           3,820,624            3,820,624
  -15% promissory note                                                                    6,750,000            6,750,000
  -Warrants to buy 225,000 shares of common
    stock at $0.4643 per share through August 2005                                                -               26,249
  -Warrant to buy 100,000 shares of common stock
   at $1.50 per share through August 2005                                                         -                    -
  -Warrant to buy 2,219,237 shares of common
    stock at $0.01 per share through November 2005                                                -            1,267,105
  -1,000 shares of SMIP, Inc. common stock                                                  150,000              150,000
  -15% promissory note of SMIP, Inc.                                                        175,000              175,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1999
                                   (Unaudited)
                                   (Continued)

                                                                 DATE OF
       PORTFOLIO COMPANY                                   INITIAL INVESTMENT          COST               FAIR VALUE
       -----------------                                   ------------------          ----               ----------
Summit/DPC Partners, L.P.                                     October 1995
  -36.11% limited partnership interest                                                 $ 2,600,000            $ 4,600,000

Travis International, Inc.                                    December 1986
  -66,784 shares of common stock                                                           534,589              2,537,792
  -104,500 shares of Class A common stock                                                   25,701              3,971,000

Tulsa Industries, Inc.                                        December 1997
  -27,500 shares of common stock                                                            33,846                      -
  -546,615 shares of Series A preferred stock                                            5,466,154                      -
  -8.75% junior participation in promissory note                                           655,769                655,769
  -Warrants to buy 31,731 shares of common
   stock at $0.001 per share                                                                     -                      -

United Industrial Services, Inc.                                July 1998
  -35,000 shares of preferred stock                                                      3,500,000              3,500,000
  -Warrants to buy 63,637 shares of common
    stock at $0.01 through June 2008                                                           100                    100

United States Filter Corporation (NYSE - USF)                 October 1989
  -55,172 shares of common stock                                                           608,383              1,689,643

VRPI Spin Off, Inc.                                           January 1988
  -100 shares of common stock                                                              250,000                250,000
  -10% secured promissory note                                                           2,672,349              2,672,349
  -12% secured promissory note                                                           1,050,000              1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation                                                                  25,000                 20,000
                                                                                     -------------          -------------
     Total                                                                           $ 114,150,787          $ 146,884,468
                                                                                     =============          =============

                            The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 1999
                                   (Unaudited)
                                   (Continued)

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

       As defined in the Investment Company Act of 1940, at March 31, 1999, the Fund was considered to have a controlling interest in Atlas Acquisition, Inc., Champion Acquisition, Inc., Container Acquisition, Inc., CRC Holdings, Corp., The Drilltec Corporation, Drypers Corporation, Equicom, Inc., Petrocon Engineering, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Tulsa Industries, Inc., United Industrial Services, Inc. and VRPI Spin Off, Inc. In addition, HTD Corporation and Travis International, Inc. are considered to be affiliated entities of the Fund. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at March 31, 1999. Such discounts, shown in the following table, total $2,588,033 or $0.52 per share as of March 31, 1999.

                                                              Discount from
                                                              Market Value
                                                              -------------
      Allied Waste Industries, Inc. .......................     $  839,209
      American Residential Services, Inc. .................        181,406
      Drypers Corporation .................................      1,443,330
      Paracelsus Healthcare Corporation ...................        124,088
                                                                ----------
         Total discount ...................................     $2,588,033
                                                                ==========

       Income was earned in the amount of $742,654 and $456,648 for the three months ended March 31, 1999 and 1998, respectively, on portfolio securities of companies in which the Fund had a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Garden Ridge Corporation, Raytel Medical Corporation, Summit/DPC Partners, L.P. and United States Filter Corporation. The Fund provides significant managerial assistance to portfolio companies that comprise 93% of the total value of the investments in portfolio companies at March 31, 1999.

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)


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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $12,500 is included in the accompanying Statements of Operations for each of the three months ended March 31, 1999 and 1998.

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

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $137,122,619 (including $26,938,113 in publicly-traded securities, net of a $2,588,033 Valuation Discount) and $143,689,403 (including $40,505,183 in publicly-traded securities, net of a $4,382,822 Valuation Discount) at March 31, 1999 and December 31, 1998, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for federal income tax purposes from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. For tax purposes, the Fund distributed net capital gains of $3,127,756 for the ten months ended October 31, 1998 in December 1998. The Fund had $6,558,635 in undistributed net capital losses for the period from November 1, 1998 to December 31, 1998. For the three months ended March 31, 1999, the Fund realized net capital gains of $2,932,804. Therefore, for tax purposes, the Fund had net capital losses of $3,625,831 for the five months ended March 31, 1999 of the 1999 tax year. The Fund had a net investment loss for tax purposes of $(240,885) and $(83,461) for the three months ended March 31, 1999 and 1998, respectively; therefore no investment income was distributed.

      The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes.

                                                    1999             1998
                                                 -----------        --------
    Net realized gain on the sales
      of portfolio securities, book ..........   $ 2,932,804        $265,743
    Undistributed 1998 net capital losses ....    (6,558,635)           --
                                                 -----------        --------
    Net realized gain (loss) on the sales
      of portfolio securities, tax ...........   $(3,625,831)       $265,743
                                                 ===========        ========

(5)   DIVIDENDS

      The Fund declared no dividends during the three months ended March 31, 1999 and 1998, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The Fund has not adopted any set policy concerning whether dividends will be paid only in cash, or in stock or cash by specific election. If the Fund does not have available cash to pay the minimum dividends, it may borrow the required funds or sell some of its portfolio investments.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders, payment of expenses, or payment of notes payable to the bank consist of $57,238,562 in money market accounts with NationsBank, N.A. earning interest at a rate of 3.24% at March 31, 1999.

(7)   ACCOUNTS RECEIVABLE

      Accounts receivable at March 31, 1999 and December 31, 1998 included $19,760 in proceeds from the 1998 liquidation of Restaurant Development Group, Inc. The balance at March 31, 1999 also included $24,483 in receivables due from Petrocon Engineering, Inc. for expenses related to its merger with OEI International, Inc. The remaining balance in "Accounts receivable" at December 31, 1998 consisted primarily of a $250,000 cash advance to Tulsa Industries which was repaid to the Fund in March 1999, and $122,148 in escrow related to the 1997 sale of the Fund's investment in Industrial Equipment Rentals which was received in January 1999.

(8)   PORTFOLIO SECURITIES

      During the three months ended March 31, 1999, the Fund invested $2,000,499 in two new companies and made follow-on investments of $4,223,959 in eight portfolio companies. These follow-on investments include $519,880 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $2,932,804 during the three months ended March 31, 1999.

      During the three months ended March 31, 1998, the Fund made follow-on investments of $7,264,922 in nine portfolio companies, including $770,975 in accrued interest and dividends received in the form of additional portfolio securities. In addition, the Fund realized a net capital gain of $265,743 during the three months ended March 31, 1998.

 (9)  NOTES PAYABLE TO BANK

      The Fund has a $150,000,000 line of credit promissory note with NationsBank N.A., with interest payable at 1/2% over the rate earned in its money market account. The Fund had $55,000,000 and $60,000,000 outstanding on such note at March 31, 1999 and December 31, 1998, respectively, that was secured by $55,000,000 and $60,000,000 of the Fund's temporary cash investments. The Fund paid $37,500 in commitment fees in November 1998, which were capitalized and are being amortized over the commitment period. Effective April 1, 1999, the Fund extended the line of credit promissory note to June 1, 1999.

      The Fund has a $50,000,000 revolving line of credit with NationsBank, N.A. that expires on April 1, 1999. However, effective April 1, 1999, the maturity of the line of credit was also extended to June 1, 1999. The Fund had $41,900,000 and $38,500,000 outstanding under such line of credit at March 31, 1999 and December 31, 1998, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime - 1/2 % to prime + 1/4% or libor + 1.65%. The Fund also pays 1/4% interest on the unused portion of the line of credit.

      The average daily balances outstanding on the Fund's notes payable during the three months ended March 31, 1999 and 1998, were $40,179,444 and $13,399,722, respectively.

(10)  STOCK OPTION PLAN

      The Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund.

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

      Under the 1997 Stock Incentive Plan, options to purchase 939,131 and 927,131 shares of the Fund's common stock were outstanding at March 31, 1999 and 1998, respectively. Outstanding options at March 31, 1999 have exercise prices ranging from $17 to $27.44 and expire in May 2007 through May 2008. During the three months ended March 31, 1999 and 1998, no options were exercised. As of March 31, 1999, all options outstanding were "out of the money" and would have an anti-dilutive effect on net assets per share if exercised. If all options granted had been exercised as of March 31, 1998, there would have been dilution of net assets per share of approximately $2.18 per share, or 6.9%, as a result of such exercise.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has made commitments to invest, under certain circumstances, up to $6,900,000 in Champion Acquisition, Inc. and $245,500 in Equicom, Inc.

      In addition, the Fund has committed to invest up to $4,000,000 in one new portfolio company.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(12)  SUBSEQUENT EVENTS

      Subsequent to March 31, 1999, the Fund repaid a net $55,000,000 of notes payable to the bank.

      On April 29, 1999, the Fund sold its investment in American Residential Services, Inc. of 1,125,000 shares of common stock, in connection with a cash tender offer, for $6,468,750, realizing a capital gain of $3,468,478.

      On April 30, 1999, the Fund also sold its investment of 55,172 common shares of United States Filter Corporation common stock, in connection with a cash tender offer, for $1,737,918, realizing a capital gain of $1,129,535.

      On May 5, 1999, the Fund sold 100,000 common shares of Allied Waste Industries, Inc. for $1,832,112, realizing a capital gain of $1,357,956.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1999, the Fund had $146,884,468 of its assets invested in portfolio securities of 29 companies, and has committed to invest up to an additional $7,145,500 in three of such companies and $4,000,000 in one new company under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At March 31, 1999, the Fund had $41,900,000 outstanding on a $50,000,000 revolving line of credit loan from a bank.

      Net cash used by operating activities was $998,491 and $887,804 for the three months ended March 31, 1999 and 1998, respectively.

      At March 31, 1999, the Fund had $57,238,562 of its total assets of $204,947,547 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $55,000,000 from a $150,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on April 1, 1999.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment loss after all expenses amounted to $240,885 and $83,461 for the three months ended March 31, 1999 and 1998, respectively. The increase in net investment loss in 1999 as compared to 1998 was primarily attributed to the increase in interest expense from $317,631 in 1998 to $718,170 in 1999. Interest expense increased due to the increase of the average daily balances outstanding on the lines of credit to $40,179,444 during the three months ended March 31, 1999 from $13,399,722 during the comparable period in 1998.

      Professional fees decreased to $62,381 during the three months ended March 31, 1999 as compared to $83,162 during 1998, due primarily to lower fees incurred by the Fund from its transfer agent and safekeeping agent.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $536,345 and $763,540 during the three months ended March 31, 1999 and 1998, respectively. The decrease was due to a reduction in the total net assets of the Fund from $152,707,968 at March 31, 1998 to $107,268,931 at March 31, 1999.

      Under the 1997 Stock Incentive Plan, options to purchase 939,131 and 927,131 shares of the Fund's common stock were outstanding at March 31, 1999 and 1998, respectively. Outstanding options at March 31, 1999 have exercise prices ranging from $17 to $27.44 and expire in May 2007 through May 2008. During the three months ended March 31, 1999 and 1998, no options were exercised. As of March 31, 1999, all options outstanding were "out of the money" and would have an anti-dilutive effect on net assets per share if exercised. If all options granted had been exercised as of March 31, 1998, there would have been dilution of net assets per share of approximately $2.18 per share, or 6.9%, as a result of such exercise.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the three months ended March 31, 1999, the Fund realized net capital gains of $2,932,804 from the sale of securities of two Portfolio Companies. The Fund sold its investment of 54,334 shares of common stock in United Rentals, Inc. for $1,738,036, realizing a capital gain of $1,737,639 and 80,300 common shares of United States Filter Corporation for $2,147,060, realizing a capital gain of $1,195,165.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation on investments decreased $11,578,016 during the three months ended March 31, 1999, from $44,311,697 to 32,733,681. Such net decrease resulted from decreases in the estimated fair value of securities of seven of the Fund's Portfolio Companies aggregating $14,066,146, an increase in the estimated fair value of securities of four Portfolio Companies of $5,172,514, and the transfer of $2,684,384 in net unrealized appreciation to net realized gains from the sale of investments in two Portfolio Companies.

      Net unrealized appreciation on investments increased $8,054,934 during the three months ended March 31, 1998, from $65,893,353 to $73,948,287. Such net increase resulted from increases in the estimated fair value of securities of nine of the Fund's Portfolio Companies aggregating $15,103,962, a decrease in the estimated fair value of securities of four Portfolio Companies of $6,891,049, and the transfer of $157,979 in net unrealized appreciation to net realized gains from the sale of investments in one Portfolio Company.

DIVIDENDS

      The Fund declared no dividends during the three months ended March 31, 1999 and 1998.

PORTFOLIO INVESTMENTS

      During the three months ended March 31, 1999, the Fund invested $2,000,499 in two new companies and made follow-on investments of $4,223,959 in eight portfolio companies. These follow-on investments include $519,880 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

      On January 29, 1999, Brazos Sportswear, Inc. filed voluntary petitions under Chapter 11 of the Bankruptcy Code. The Fund's investment in Brazos Sportswear, Inc. was written off as of December 31, 1998.

      In February 1999, co-investors in Equicom, Inc. ("Equicom") purchased 48,000 shares of Equicom's common stock at its original cost of $15,000 from the Fund. Co-investors in Equicom also purchased $1,043,500 of the $2,682,000 in principal in its 10% promissory note due to the Fund. The Fund then invested $748,310 in Equicom and received 74,831 shares of preferred stock.

      In February 1999, the Fund invested $2,000,000 in CDI Rental Services, Inc., a company primarily focused on acquiring existing construction equipment rental businesses. The Fund's investment consisted of a 10% senior subordinated promissory note and warrants to buy up to 12,500 and 21,250 shares of common stock for $0.01 and $0.0127 per share, respectively, through February 2009.

      In March 1999, OEI International, Inc. ("OEI") merged into Petrocon Engineering, Inc. ("Petrocon"). The Fund exchanged its investment in OEI of $2,500,000 in a promissory note and accrued interest of $159,332, its investment in Petrocon of $2,500,000 in a promissory note and accrued interest of $163,356, warrants to purchase 1,000,000 common shares of Petrocon and $2,000,000 in a cash advance for the purchase from Petrocon of $4,663,356 in a 12% senior subordinated note, $2,659,332 in an 8% series B junior subordinated note and warrants to purchase 1,552,571 shares of Petrocon common stock. The Fund also exchanged its investment in 566,201 common shares of OEI for 887,338 shares of Petrocon common stock at a rate of 1.567178 Petrocon shares for each OEI share.

      In March 1999, the Fund acquired 499 common shares of Champion Acquisition, Inc. ("Champion") for $499. Champion was formed to acquire the assets of a company that manufactures aluminum windows.

      In March 1999, the Fund received 5,172 in additional common shares of U.S. Filter Corporation ("U.S. Filter") related to a purchase price adjustment from the 1998 sale of WMW Industries, Inc. to U.S. Filter. The transaction with U.S. Filter in 1998 was a tax-free exchange; therefore the Fund did not realize a capital gain from the receipt of these additional common shares.

      In the first quarter of 1999, the Fund acquired an additional 7,500 shares of series A 8% preferred stock from Hot & Cool Holdings, Inc. for $300,000.

      During the quarter ended March 31, 1999, the Fund advanced $655,769 to Tulsa Industries, Inc. under a 8.75% junior participation in a promissory note.

      Through March 31, 1999, the Fund received an additional 1,333 and 302 shares of preferred stock of Container Acquisition, Inc. and Sovereign Business Forms, Inc. in payment of $133,300 and $30,200 in dividends, respectively.

      During the three months ended March 31, 1999, the original issue discount accretion for the discounted $2,025,000 non-interest bearing note due from HTD Corporation amounted to $18,020. Such original issue discount is being accreted over the life of the note.

      Of the companies in which the Fund has investments at March 31, 1999, only ARS, AW, DYPR, GRDG, NCS, PLS, RTEL and USF are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

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

      The Management Company has identified its computer systems to be replaced and modified for Year 2000 compliance with installation anticipated to be completed by June 30, 1999. In addition, the Fund has made inquiries of its major service providers as well as its Portfolio Companies to determine if they are in the process of reviewing their systems for Year 2000 compliance. The Fund has received assurances from all of its major service providers that they are preparing for Year 2000. The Fund has received assurances from a majority of its Portfolio Companies, representing approximately 87% of the Fund's total value in portfolio securities at March 31, 1999, and is continuing its process of obtaining assurances from the remaining Portfolio Companies. While the Fund has received assurances from major services providers and a majority of the Portfolio Companies regarding Year 2000 compliance, there can be no guarantee that Year 2000 problems originating from these third parties, whose systems effect the Fund, will not occur. The Fund does not expect to incur any expenses related to Year 2000 issues as such costs are primarily the responsibility of the Management Company. The Fund will develop a contingency plan if significant risks related to Year 2000 are identified.

SUBSEQUENT EVENTS

      Subsequent to March 31, 1999, the Fund repaid a net $55,000,000 of notes payable to the bank.

      On April 29, 1999, the Fund sold its investment in American Residential Services, Inc. of 1,125,000 shares of common stock, in connection with a cash tender offer, for $6,468,750, realizing a capital gain of $3,468,478.

      On April 30, 1999, the Fund also sold its investment of 55,172 common shares of United States Filter Corporation common stock, in connection with a cash tender offer, for $1,737,918, realizing a capital gain of $1,129,535.

      On May 5, 1999, the Fund sold 100,000 common shares of Allied Waste Industries, Inc. for $1,832,112, realizing a capital gain of $1,357,956.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      There have been no material changes in the disclosure as defined in Item 7A of Form 10-K for fiscal year ended December 31, 1998.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS

      10.   Material Contracts

      (b)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Fund during the period for which this report is filed.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.


                                          EQUUS II INCORPORATED

                                          \s\ NOLAN LEHMANN
                                          Nolan Lehmann
                                          President and Principal Financial
Date:  May 12, 1999                       and Accounting Officer