Form 10-Q
period 1999-06-30
EQUUS II INC
filed 1999-08-12
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19509

                             EQUUS II INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                               76-0345915
    ----------------------------------           -------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      2929 Allen Parkway, Suite 2500
               HOUSTON, TEXAS                            77019-2120
    ----------------------------------           -------------------------
           (Address of principal                         (Zip Code)
            executive offices)

Registrant's telephone number, including area code: (713) 529-0900
                                                   -----------------------
Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                  Name of each exchange
                                                  on which registered

            COMMON STOCK                        NEW YORK STOCK EXCHANGE
            -------------------                 -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $66,103,073 computed on the basis of $15.56 per share, closing price of the common stock on the New York Stock Exchange Inc. on August 10, 1999. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 4,954,304 shares of the registrant's common stock, $.001 par value, outstanding, as of August 10, 1999. The net asset value of a share at June 30, 1999 was $23.29.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE

         Item 1. Financial Statements

               Balance Sheets

               -June 30, 1999 and December 31, 1998..........................1

               Statements of Operations

               - For the three months ended June 30, 1999 and 1998...........2

               - For the six months ended June 30, 1999 and 1998.............3

               Statements of Changes in Net Assets

               - For the six months ended June 30, 1999 and 1998.............4

               Statements of Cash Flows

               - For the six months ended June 30, 1999 and 1998.............5

               Selected Per Share Data and Ratios

               - For the six months ended June 30, 1999 and 1998 ............7

               Schedule of Portfolio Securities

               - June 30, 1999...............................................8

               Notes to Financial Statements................................14

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................19

         Item 3. Quantitative and Qualitative Disclosure about Market Risk..23

PART II. OTHER INFORMATION

         Item 4.  Submission  of  Matters  to a Vote  of  Security Holders..23

         Item 6.  Exhibits and Reports on Form 8-K .........................24

SIGNATURE ................................................................. 24

PART I.   FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                                 1999              1998
                                                             -------------    -------------
ASSETS
Investments in portfolio securities at fair value
     (cost $112,464,784 and $109,937,121, respectively) .      137,638,600    $ 154,248,818
Temporary cash investments, at cost which
     approximates fair value ............................       50,085,008       60,214,266
Cash ....................................................             --             39,724
Accounts receivable .....................................          755,000          393,235
Accrued interest receivable .............................        1,541,986          675,851
Commitment fees .........................................           12,500           31,250
                                                             -------------    -------------
          Total assets ..................................      190,033,094      215,603,144
                                                             -------------    -------------

LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ...................................          696,307          367,341
     Due to management company ..........................          577,049          580,775
     Notes payable to bank ..............................       73,350,000       98,500,000
                                                             -------------    -------------
          Total liabilities .............................       74,623,356       99,448,116
                                                             -------------    -------------

Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares issued ....................               --               --
     Common stock, $.001 par value, 10,000,000 shares
        authorized, 4,954,304 shares outstanding ........            4,954            4,954
     Additional paid-in capital .........................       77,917,681       78,407,776
     Undistributed net investment income ................               --               --
     Undistributed net capital gains (losses) ...........       12,313,287       (6,569,399)
     Unrealized appreciation of portfolio securities, net       25,173,816       44,311,697
                                                             -------------    -------------
          Total net assets ..............................    $ 115,409,738    $ 116,155,028
                                                             =============    =============

          Net assets per share ..........................    $       23.29    $       23.45
                                                             =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                     1999             1998
                                                                 ------------     ------------
Investment income:
     Income from portfolio securities ........................    $  1,308,100     $    706,691
     Interest from temporary cash investments ................          13,316            8,104
                                                                  ------------     ------------

          Total investment income ............................       1,321,416          714,795
                                                                  ------------     ------------

Expenses:
     Management fees .........................................         577,049          761,169
     Director fees and expenses ..............................          86,500           72,271
     Professional fees .......................................          57,295          183,600
     Administrative fees .....................................          12,500           12,500
     Mailing, printing and other expenses ....................          13,635           71,351
     Interest expense ........................................         769,078          347,047
     Franchise taxes .........................................          62,069           73,978
                                                                  ------------     ------------

          Total expenses .....................................       1,578,126        1,521,916
                                                                  ------------     ------------

Net investment loss ..........................................        (256,710)        (807,121)
                                                                  ------------     ------------

Realized gain on sales of portfolio securities, net...........      15,949,882        4,228,636
                                                                  ------------     ------------
Unrealized appreciation of portfolio securities, net:
     End of period ...........................................      25,173,816       70,045,805
     Beginning of period .....................................      32,733,681       73,948,287
                                                                  ------------     ------------

     Decrease in unrealized appreciation, net ................      (7,559,865)      (3,902,482)

     Total increase (decrease) in net assets from operations         8,133,307    $   (480,967)
==============================================================    ============     ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                    1999             1998
                                                                ------------     ------------
Investment income:
     Income from portfolio securities ......................    $  2,460,887     $  1,884,619
     Interest from temporary cash investments ..............          36,366           25,028
                                                                ------------     ------------

          Total investment income ..........................       2,497,253        1,909,647
                                                                ------------     ------------

Expenses:
     Management fees .......................................       1,113,393        1,524,709
     Director fees and expenses ............................         138,175          131,390
     Professional fees .....................................         119,676          266,762
     Administrative fees ...................................          25,000           25,000
     Mailing, printing and other expenses ..................          37,666           97,812
     Interest expense ......................................       1,487,248          664,678
     Franchise taxes .......................................          73,690           89,878
                                                                ------------     ------------

          Total expenses ...................................       2,994,848        2,800,229
                                                                ------------     ------------

Net investment loss ........................................        (497,595)        (890,582)
                                                                ------------     ------------

Realized gain on sales of portfolio securities, net ........      18,882,686        4,494,379
                                                                ------------     ------------
Unrealized appreciation of portfolio securities, net:
     End of period .........................................      25,173,816       70,045,805
     Beginning of period ...................................      44,311,697       65,893,353
                                                                ------------     ------------

     Increase (decrease) in unrealized appreciation ........     (19,137,881)       4,152,452
                                                                ------------     ------------
     Total increase (decrease) in net assets from operations    $   (752,790)    $  7,756,249
                                                                ============     ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                               1999              1998
                                                          -------------     -------------
Operations:

     Net investment loss .............................    $    (497,595)    $    (890,582)
     Realized gain on sales of portfolio
        securities, net ..............................       18,882,686         4,494,379
     Increase (decrease) in unrealized appreciation of
        portfolio securities, net ....................      (19,137,881)        4,152,452
                                                          -------------     -------------

Increase (decrease) in net assets from operations ....         (752,790)        7,756,249
                                                          -------------     -------------

Capital Transactions:

     Increase from director options ..................            7,500                --
                                                          -------------     -------------

Increase in net assets from capital transactions .....            7,500                --
                                                          -------------     -------------

     Total increase (decrease) in net assets .........         (745,290)        7,756,249

Net assets at beginning of period ....................      116,155,028       144,470,752
                                                          -------------     -------------

Net assets at end of period ..........................    $ 115,409,738     $ 152,227,001
                                                          =============     =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                   1999              1998
                                                          -------------     -------------
Cash flows from operating activities:
     Interest and dividends received .................    $     922,460     $     883,749
     Cash paid to management company, directors,
        bank and suppliers ...........................       (2,643,358)       (2,522,192)
                                                          -------------     -------------

        Net cash used by operating activities ........       (1,720,898)       (1,638,443)
                                                          -------------     -------------

Cash flows from investing activities:
     Purchase of portfolio securities ................      (17,528,079)      (22,557,596)
     Proceeds from sales of portfolio securities .....       31,349,601         8,399,880
     Principal payments from portfolio companies .....        2,704,877         1,012,576
     Advance to portfolio company ....................          (74,483)             --
     Repayment from portfolio company ................          250,000              --
                                                          -------------     -------------

        Net cash provided (used) by investing activies       16,701,916       (13,145,140)
                                                          -------------     -------------
Cash flows from financing activities:
     Advances from bank ..............................      120,550,000       175,800,000
     Repayments to bank ..............................     (145,700,000)     (160,250,000)
     Dividend payments ...............................             --            (828,556)
                                                          -------------     -------------

        Net cash provided (used) by financing activies      (25,150,000)       14,721,444

Net decrease in cash and cash equivalents ............      (10,168,982)          (62,139)

Cash and cash equivalents at beginning of period .....       60,253,990        75,180,742
                                                          -------------     -------------

Cash and cash equivalents at end of period ...........    $  50,085,008     $  75,118,603
                                                          =============     =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                   (Continued)

                                                                       1999             1998
                                                                   ------------     ------------
Reconciliation of increase (decrease) in net assets from
  operations to net cash used by operating activities:

Increase (decrease) in net assets from operations .............    $   (752,790)    $  7,756,249

Adjustments to reconcile increase (decrease) in net assets from operations to net cash used by operating activities:

  Realized gain on sale of portfolio securities, ..............     (18,882,686)      (4,494,379)
  (Increase) decrease in unrealized appreciation, .............      19,137,881       (4,152,452)
  Accrued interest and dividends exchanged for
    portfolio securities ......................................        (703,797)      (1,066,016)
  Increase in accounts receivable .............................          (4,861)            --
  Decrease (increase) in accrued interest receivable ..........        (866,135)          40,118
  Amortization of commitment fee ..............................          18,750           18,750
  Decrease in accounts payable ................................         328,966          220,506
  Increase (decrease) in due to management company ............          (3,726)          38,781
  Non-cash compensation expense for director options ..........           7,500             --
                                                                   ------------     ------------

Net cash used by operating activities .........................    $ (1,720,898)    $ (1,638,443)
                                                                   ============     ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                1999          1998
                                                              --------      --------
Investment income ........................................    $   0.50      $   0.40

Expenses .................................................        0.60          0.58
                                                              --------      --------

     Net investment loss .................................       (0.10)        (0.18)

Realized gain on sale of portfolio securities, net .......        3.81          0.93

Increase (decrease) in unrealized appreciation
      of portfolio securities, net .......................       (3.87)         0.86
                                                              --------      --------

     Increase (decrease) in net assets from operations ...       (0.16)         1.61

Net assets at beginning of period ........................       23.45         29.92
                                                              --------      --------

Net assets at end of period ..............................    $  23.29      $  31.53
                                                              ========      ========

Ratio of expenses to average net assets ..................        2.59%         1.89%

Ratio of net investment loss to average net assets .......       (0.43)%       (0.06)%

Ratio of increase (decrease) in net assets from operations
     to average net assets ...............................       (0.65)%        5.23%

                          The accompanying notes are an
                   integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1999
                                   (Unaudited)

                                                         DATE OF
                                                         INITIAL
            PORTFOLIO COMPANY                           INVESTMENT         COST        FAIR VALUE
            -----------------                          -------------    -----------    -----------
A. C. Liquidating Corporation .....................    February 1985
  -10% secured promissory notes ...................                     $   188,014    $        --

Allied Waste Industries, Inc. (NYSE - AW) .........     March 1989
  -775,000 shares of common stock .................                       2,496,565     14,847,063
  -Warrants to buy up to 125,000 shares of common
     stock at $5 per share through August 1999 ....                              --      1,214,219

Atlas Acquisition, Inc. ...........................      May 1997
  -Junior participation in prime + 1.5% note ......                         850,000        225,000

Carruth-Doggett Industries, Inc. ..................    December 1995
  -10% senior subordinated promissory note ........                       2,250,000      2,250,000
  -Warrant to buy up to 33,333 shares of common
     stock at $0.01 per share through December 2005                              --      4,250,000
  -Warrant to buy up to 249 shares of common
     stock of CDE Corp. at $0.01 per share through
     December 2005 ................................                              --             --

CDI Rental Services ...............................    February 1999
  -10% senior subordinated promissory note ........                       2,000,000      2,000,000
  -Warrant to buy up to 12,500 shares of common
     stock at $0.01 per share through February 2009                              --             --
  -Warrant to buy up to 21,250 shares of common
     stock at $0.0127 per share through February 2009                            --             --

Champion Window, Inc. .............................      May 1999
  -1,400,000 shares of common stock ...............                       1,400,000      1,400,000
  -20,000 shares of preferred stock ...............                       2,000,000      2,000,000
  -12% Subordinated promissory note ...............                       3,500,000      3,500,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1999
                                   (Unaudited)
                                   (Continued)

                                                       DATE OF
                                                       INITIAL
            PORTFOLIO COMPANY                         INVESTMENT         COST        FAIR VALUE
            -----------------                        -------------    -----------    -----------
Container Acquisition, Inc. .....................    February 1997
  -1,370,000 shares of common stock .............                     $ 1,370,000    $ 1,370,000
  -56,792 shares of preferred stock .............                       5,679,200      5,679,200
  -Warrant to buy up to 370,588 shares of common
    stock at $0.01 per share through June 2003 .                            1,000          1,000

CRC Holdings, Corp. .............................      June 1997
  -59,891 shares of common stock ................                       5,474,037     20,961,850
  -12% subordinated promissory note .............                         959,700        959,700

The Drilltec Corporation ........................     August 1998
   -1,400,000 shares of common stock ............                       1,400,000
   -62,450 shares of preferred stock ............                       6,245,000             --
   -Prime + 9.75% demand note ...................                         124,000        124,000

Drypers Corporation (NASDAQ - DYPR) .............      July 1991
  -3,677,906 shares of common stock .............                       9,328,556      7,552,202

Equicom, Inc. ...................................      July 1997
  -452,000 shares of common stock ...............                         141,250             --
  -648,061 shares of preferred stock ............                       6,480,610      4,621,860
  -10% promissory note ..........................                       1,638,500      1,638,500

Garden Ridge Corporation (NASDAQ - GRDG) ........      July 1992
  -474,942 shares of common stock ...............                         685,030      2,255,975

GCS RE, Inc. ....................................    February 1989
  -1,000 shares of common stock .................                         132,910        300,000

Hot & Cool Holdings, Inc. .......................     March 1996
  -9% increasing rate subordinated
    promissory note ............................                        1,120,000      1,120,000
  -10% subordinated notes .......................                       2,200,000      2,200,000
  -12% senior unsecured promissory note .........                       1,000,000      1,000,000
  -12% promissory note ..........................                         500,000        500,000
  -12,147 shares of Series A 8% preferred stock .                         485,897        485,897
  -6,000 shares of Series B 8% preferred stock ..                         300,000        300,000
  -Warrants to buy up to 14,942 shares of common
    stock at $0.01 per share through March 2006 .                              --        280,000
  -Warrants to buy up to 16,316 shares of common
    stock at $26.00 per share through April, 2007                              --             --

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1999
                                   (Unaudited)
                                   (Continued)

                                                               DATE OF
                                                               INITIAL
                 PORTFOLIO COMPANY                           INVESTMENT         COST       FAIR VALUE
                 -----------------                         ---------------   ----------    ----------
NCI Building Systems, Inc. (NYSE - NCS) ...............      April 1989
  -200,000 shares of common stock .....................                      $  159,784    $4,275,000

Paracelsus Healthcare Corporation (NYSE - PLS)              December 1990
  -1,263,058 shares of common stock ...................                       5,278,748     1,539,316

Petrocon Engineering, Inc. ............................    September 1998
  -887,338 shares of common stock .....................                             635           635
  -8% Series B junior subordinated promissory note ....                       2,659,332     2,659,332
  -12% promissory note ................................                       4,663,356     4,663,356
  -Warrant to buy up to 1,552,571 shares of common
    stock at $0.01 per share through March 2009 .......                              --            --

Raytel Medical Corporation (NASDAQ - RTEL) ............     August 1997
  -33,073 shares of common stock ......................                         330,730       152,963

 The ServiceMaster Company (NYSE - SVM) ...............       May 1999
  -Warrants to buy up to 29,411 shares of common
    stock at $51 per share through September 2001 .....                              --            --

Sovereign Business Forms, Inc. ........................     August 1996
  -14,010 shares of preferred stock ...................                       1,401,000     1,401,000
  -15% promissory notes ...............................                         800,000       800,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006 .........                              --     1,440,818
  -Warrant to buy 25,070 shares of common stock
    at $1.25 per share through October 2007 ...........                              --        59,182

Stephen L. LaFrance Holdings, Inc. ....................    September 1997
  -2,498,452 shares of preferred stock ................                       2,498,452     2,498,452
  -Warrant to buy 269 shares of common stock
    for $0.01 per share through September 2007 ........                              --     2,000,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1999
                                   (Unaudited)
                                   (Continued)

                                                          DATE OF
                                                          INITIAL
                PORTFOLIO COMPANY                        INVESTMENT         COST       FAIR VALUE
                -----------------                     ---------------    ----------   -----------
Strategic Holdings, Inc. .........................    September 1995
  -3,089,751 shares of common stock ..............                       $3,088,389    $1,795,035
  -3,822,157 shares of Series B preferred stock ..                        3,820,624     3,820,624
  -15% promissory note ...........................                        6,750,000     6,750,000
  -Warrants to buy 225,000 shares of common
    stock at $0.4643 per share through August 1005                               --        26,249
  -Warrant to buy 100,000 shares of common stock
    at $1.50 per share through August 2005 .......                               --            --
  -Warrant to buy 2,219,237 shares of common
    stock at $0.01 per share through November 1005                               --     1,267,105
  -1,000 shares of SMIP, Inc. common stock .......                          150,000       150,000
  -15% promissory note of SMIP, Inc. .............                          175,000       175,000

Summit/DPC Partners, L.P. ........................     October 1995
  -36.11% limited partnership interest ...........                        2,600,000     5,500,000

Travis International, Inc. .......................     December 1986
  -21,947 shares of common stock .................                            5,398     1,000,000
  -10% promissory notes ..........................                          479,849       479,849

Tulsa Industries, Inc. ...........................     December 1997
  -27,500 shares of common stock .................                           33,846            --
  -546,615 shares of Series A preferred stock ....                        5,466,154            --
  -8.75% junior participation in promissory no1e .                          655,769       655,769
  -Warrants to buy 31,731 shares of common
    stock at $0.001 per share ....................                               --            --

Turfgrass America, Inc. ..........................       May 1999
   -3,167,756 shares of common stock .............                          600,000       600,000
   -12% Subordinated promissory note .............                        3,400,000     3,400,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1999
                                   (Unaudited)
                                   (Continued)

                                                 DATE OF
                                                 INITIAL
           PORTFOLIO COMPANY                    INVESTMENT        COST         FAIR VALUE
           -----------------                 ---------------  ------------    ------------
United Industrial Services, Inc. .........      July 1998
  -35,000 shares of preferred stock ......                    $  3,500,000    $  3,500,000
  -Warrants to buy 63,637 shares of common
    stock at $0.01 through June 2008 .....                             100             100

VRPI Spin Off, Inc. ......................     January 1988
  -100 shares of common stock ............                         250,000         250,000
  -10% secured promissory note ...........                       2,672,349       2,672,349
  -12% secured promissory note ...........                       1,050,000       1,050,000
  -10,000 shares of common stock of
    Equus Video Corporation ..............                          25,000          20,000
                                                              ------------    ------------

     Total ...............................                    $112,464,784    $137,638,600
                                                              ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 1999
                                   (Unaudited)
                                   (Continued)

       Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

       In connection with the investments in Allied Waste Industries, Inc. Container Acquisition, Inc., CRC Holdings, Corp., The Drilltec Corporation, Drypers Corporation, Hot & Cool Holdings, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Turfgrass America, Inc. and United Industrial Services, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

       As defined in the Investment Company Act of 1940, at June 30, 1999, the Fund was considered to have a controlling interest in Champion Window Inc., Container Acquisition, Inc., CRC Holdings, Corp., The Drilltec Corporation, Drypers Corporation, Equicom, Inc., Petrocon Engineering, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Tulsa Industries, Inc., United Industrial Services, Inc. and VRPI Spin Off, Inc. The fair values of certain of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at June 30, 1999. Such discounts, shown in the following table, total $3,884,141 or $0.78 per share as of June 30, 1999.

                                                                 Discounted from
                                                                  Market Value
                                                                 ---------------
Allied Waste Industries, Inc. ............................       $     1,088,719
Drypers Corporation ......................................             2,676,975
Paracelsus Healthcare Corporation ........................               118,447
                                                                 ---------------
   Total Discount.........................................             3,884,141
                                                                 ===============

       Income was earned in the amount of $1,738,426 and $1,401,678 for the six months ended June 30, 1999 and 1998, respectively, on portfolio securities of companies in which the Fund had a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Garden Ridge Corporation, Raytel Medical Corporation and Summit/DPC Partners, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 94% of the total value of the investments in portfolio companies at June 30, 1999.

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)


(1)   ORGANIZATION AND BUSINESS PURPOSE

      Equus II Incorporated (the "Fund"), a Delaware corporation, seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies ("Portfolio Companies"). The Fund seeks to invest primarily in companies which intend to acquire other businesses, including leveraged buyouts. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund's investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of investments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The shares of the Fund trade on the New York Stock Exchange under the symbol EQS.

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $25,000 is included in the accompanying Statements of Operations for each of the six months ended June 30, 1999 and 1998.

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

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $130,954,662 (including $25,152,798 in publicly-traded securities, net of a $3,884,141 Valuation Discount) and $143,689,403 (including $40,505,183 in publicly-traded securities, net of a $4,382,822 Valuation Discount) at June 30, 1999 and December 31, 1998, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for federal income tax purposes from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. For tax purposes, the Fund distributed net capital gains of $3,127,756 for the ten months ended October 31, 1998 in December 1998. The Fund had $6,558,635 in undistributed net capital losses for the period from November 1, 1998 to December 31, 1998. For the six months ended June 30, 1999, the Fund realized net capital gains of $18,882,686. Therefore, for tax purposes, the Fund had net capital gains of $12,324,051 for the eight months ended June 30, 1999 of the 1999 tax year. The Fund had a net investment loss for tax purposes for the six months ended June 30, 1999 and 1998, therefore no investment income was distributed.

      The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes for the six months ended June 30, 1999 and 1998.


                                                     1999              1998
                                                 ------------       ------------
Net Realized gain on the sales
 of portfoilio securities, book ...........      $ 18,882,686       $  4,494,379
Undistributed 1998 net capital losses .....        (6,558,635)              --
                                                 ------------       ------------
Net realized gain on the sales
 of portfolio securities, tax .............      $ 12,324,051       $  4,494,379
                                                 ============       ============

(5)   DIVIDENDS

      The Fund declared no dividends during the six months ended June 30, 1999 and 1998, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The Fund has not adopted any set policy concerning whether dividends will be paid only in cash, or in stock or cash by specific election. If the Fund does not have available cash to pay the minimum dividends, it may borrow the required funds or sell some of its portfolio investments.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders, payment of expenses, or payment of notes payable to the bank consist of $50,085,008 in money market accounts with Bank of America, N.A. earning interest at a rate of 3.24% at June 30, 1999.

(7)   ACCOUNTS RECEIVABLE

      Accounts receivable at June 30, 1999 and December 31, 1998 included $19,760 in proceeds from the 1998 liquidation of Restaurant Development Group, Inc. The balance at June 30, 1999 also included $74,483 in receivables due from portfolio companies as reimbursement for expenses related to such investments and $659,430 in additional proceeds due from the sale of WMW Industries, Inc.. The remaining balance in "Accounts receivable" at December 31, 1998 consisted primarily of a $250,000 cash advance to Tulsa Industries which was repaid to the Fund in March 1999, and $122,148 in escrow related to the 1997 sale of the Fund's investment in Industrial Equipment Rentals which was received in January 1999.

(8)   PORTFOLIO SECURITIES

      During the six months ended June 30, 1999, the Fund invested $12,900,000 in three new companies and made follow-on investments of $5,811,725 in ten portfolio companies. These follow-on investments include $703,797 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized net capital gains of $18,882,686 during the six months ended June 30, 1999.

      During the six months ended June 30, 1998, the Fund made follow-on investments of $19,637,632 in ten portfolio companies, including $1,066,016 in accrued interest and dividends received in the form of additional portfolio securities. In addition, the Fund realized a net capital gain of $4,494,379 during the six months ended June 30, 1998.

 (9)  NOTES PAYABLE TO BANK

      The Fund has a $100,000,000 line of credit promissory note with Bank of America, N.A., with interest payable at 1/2% over the rate earned in its money market account. The Fund had $50,000,000 and $60,000,000 outstanding on such note at June 30, 1999 and December 31, 1998, respectively, that was fully secured by the Fund's temporary cash investments. The Fund paid $37,500 in commitment fees in November 1998, which were capitalized and are being amortized over the commitment period. Effective June 1, 1999, the Fund extended the line of credit promissory note to June 1, 2000.

      The Fund has a $40,000,000 revolving line of credit with Bank of America, N.A. that expires on June 1, 2000. The Fund had $23,350,000 and $38,500,000 outstanding under such line of credit at June 30, 1999 and December 31, 1998, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime - 1/2 % to prime + 1/4% or libor + 1.65%. The Fund also pays 1/4% interest on the unused portion of the line of credit.

      The average daily balances outstanding on the Fund's notes payable during the six months ended June 30, 1999 and 1998, were $37,972,099 and $16,352,210, respectively.

(10)  STOCK OPTION PLAN

      The Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund.

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund be granted an incentive stock option to purchase 5,000 shares of the Fund's common stock. In addition, annually beginning with the 1998 annual meeting of shareholders, each director who is not an officer of the Fund is, on the first business day following the annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock.

      Under the Stock Incentive Plan, options to purchase 951,131 and 939,131 shares of the Fund's common stock were outstanding at June 30, 1999 and 1998, respectively. Outstanding options at June 30, 1999 have exercise prices ranging from $15.56 to $27.44 and expire in May 2007 through May 2009. During the six months ended June 30, 1999 and 1998, no options were exercised. As of June 30, 1999, all outstanding options, except for the 12,000 options issued to the non-employee directors in May 1999, were "out of the money" and would have an anti-dilutive effect on net assets per share if exercised, assuming the fund would use the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. The 12,000 options issued to non-employee directors are accounted for as variable options and resulted in $7,500 of compensation expense during the six months ended June 30, 1999. If all options granted had been exercised as of June 30, 1998, there would have been dilution of net assets per share of approximately $1.86 per share, or 5.9%, as a result of such exercise, using the treasury stock method.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has made a commitment to invest, under certain circumstances, up to $876,000 in the Drilltec Corporation.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(12)  SUBSEQUENT EVENTS

      Subsequent to June 30, 1999, the Fund repaid a net $62,400,000 of notes payable to the bank.

      On July 26, 1999, the Fund exercised its warrant to buy 125,000 shares of common stock of Allied Waste Industries, Inc. for $625,000.

      In July 1999, the Fund sold its interest in CRC Holdings, Inc. ("CRC") for total consideration of over $28 million to LG&E Energy Corp (NYSE - LGE). In addition, the Fund was repaid its $959,700 promissory note due from CRC. The Fund will receive up to $17 million in cash and stock of LGE by October 31, 1999, of which $11,033,652 in cash and 111,504 shares of LGE common stock valued at $2,446,398, has been received to date. In addition, the Fund has 104,094 shares of LGE Common Stock which is in escrow to support representations and warranties made by the Fund in the sale agreement. The Fund is eligible for additional consideration of approximately $11 million pursuant to an earn-out agreement that is based on the performance of CRC over its last two and the next three fiscal years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1999, the Fund had $137,638,600 of its assets invested in portfolio securities of 28 companies, and has committed to invest up to an additional $876,000 in one portfolio company under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At June 30, 1999, the Fund had $23,350,000 outstanding on a $40,000,000 revolving line of credit loan from a bank.

      Net cash used by operating activities, including interest expense, was $1,720,898 and $1,638,443 for the six months ended June 30, 1999 and 1998, respectively.

      At June 30, 1999, the Fund had $50,085,008 of its total assets of $190,033,093 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $50,000,000 from a $100,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on July 1, 1999.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment loss after all expenses, including interest expense, amounted to $497,595 and $890,582 for the six months ended June 30, 1999 and 1998, respectively. The decrease in net investment loss in 1999 as compared to 1998 was primarily attributed to the increase in income from portfolio securities from $1,909,647 in 1998 to $2,497,253 in 1999. Income from portfolio companies increased due to the increase in the amounts invested in portfolio securties with a current yield during the six months ended June 30, 1999.

      Professional fees decreased to $119,676 during the six months ended June 30, 1999 as compared to $266,762 during 1998, due primarily to lower fees incurred by the Fund from its transfer agent and safekeeping agent.

      Interest expense increased to $1,487,248 in 1999 as compared to $664,678 in 1998, due to the increase of the average daily balances outstanding on the lines of credit to $37,972,099 during the six months ended June 30, 1999, from $16,352,210 in 1998.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. Such fees amounted to $1,113,393 and $1,524,709 during the six months ended June 30, 1999 and 1998, respectively. The decrease was due primarily to a reduction in the total net assets of the Fund from $152,227,001 at June 30, 1998 to $115,409,738 at June 30, 1999.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the six months ended June 30, 1999, the Fund realized net capital gains of $18,882,686 from the sale of securities of six Portfolio Companies. The Fund sold its investment of 54,334 shares of common stock in United Rentals, Inc. for $1,738,036, realizing a capital gain of $1,737,639, 135,472 common shares of United States Filter Corporation ("US Filter") for $3,884,978, realizing a capital gain of $2,324,700, 100,000 shares of Allied Waste Industries, Inc. common stock for $1,832,122 realizing a capital gain of $1,357,966, 1,125,000 shares of American Residential Services, Inc. for $6,468,750 realizing a capital gain of $3,468,478, 149,337 shares of Travis International, Inc. for $6,668,987, realizing a capital gain of $6,114,095 and its investment in HTD Corporation for $12,760,806, realizing a capital gain of $3,225,238. In addition, the Fund realized a capital gain due to the receipt of $654,570 in additional compensation from the escrow account related to the 1998 sale of WMW Industries, Inc.

      During the six months ended June 30, 1998, the Fund realized net capital gains of $4,494,379 from the sale of securities of five Portfolio Companies. The Fund sold 143,112 shares of Coach USA, Inc. common stock for $6,620,305, realizing a capital gain of $4,756,947 and 32,128 shares of US Filter common stock for $1,059,464 realizing a capital gain of $679,112. In addition, the Fund realized a capital gain due to the receipt of $6,825 in additional compensation from the escrow account related to the 1997 sale of Cardiovascular Ventures, Inc.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation on investments decreased $19,137,881 during the six months ended June 30, 1999, from $44,311,697 to $25,173,816. Such net decrease resulted from decreases in the estimated fair value of securities of eight of the Fund's Portfolio Companies aggregating $10,822,988, an increase in the estimated fair value of securities of four Portfolio Companies of $4,236,296, and the transfer of $12,551,189 in net unrealized appreciation to net realized gains from the sale of investments in six Portfolio Companies.

      Net unrealized appreciation on investments increased $4,152,452 during the six months ended June 30, 1998, from $65,893,353 to $70,045,805. Such net increase resulted from increases in the estimated fair value of securities of twelve of the Fund's portfolio companies aggregating $16,740,448, a decrease in the estimated fair value of securities of five portfolio companies of $9,800,930 and the transfer of $2,787,066 in net unrealized appreciation to net realized gains from the sale of investments in one Company.

DIVIDENDS

       The Fund declared no dividends during the six months ended June 30, 1999 and 1998.

PORTFOLIO INVESTMENTS

      During the six months ended June 30, 1999, the Fund invested $12,900,000 in three new companies and made follow-on investments of $5,811,725 in ten portfolio companies. These follow-on investments include $703,797 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

      On January 29, 1999, Brazos Sportswear, Inc. filed voluntary petitions under Chapter 11 of the Bankruptcy Code. The Fund's investment in Brazos Sportswear, Inc. was written off as of December 31, 1998.

      In February 1999, co-investors in Equicom, Inc. ("Equicom") purchased 48,000 shares of Equicom's common stock at its original cost of $15,000 from the Fund. Co-investors in Equicom also purchased $1,043,500 of the $2,682,000 in principal in its 10% promissory note due to the Fund. The Fund then invested $1,048,310 in Equicom and received 104,831 shares of preferred stock.

      In February 1999, the Fund invested $2,000,000 in CDI Rental Services, Inc., a company primarily focused on acquiring existing construction equipment rental businesses. The Fund's investment consisted of a 10% senior subordinated promissory note and warrants to buy up to 12,500 and 21,250 shares of common stock for $0.01 and $0.0127 per share, respectively, through February 2009.

      In March 1999, OEI International, Inc. ("OEI") merged into Petrocon Engineering, Inc. ("Petrocon"). The Fund exchanged its investment in OEI of $2,500,000 in a promissory note and accrued interest of $159,332, its investment in Petrocon of $2,500,000 in a promissory note and accrued interest of $163,356, warrants to purchase 1,000,000 common shares of Petrocon and $2,000,000 in a cash advance for a 12% senior subordinated note from Petrocon in the amount of $4,663,356, $2,659,332 in an 8% series B junior subordinated note and warrants to purchase 1,552,571 shares of Petrocon common stock. The Fund also exchanged its investment in 566,201 common shares of OEI for 887,338 shares of Petrocon common stock.

      In March 1999, the Fund acquired 499 common shares of Champion Window, Inc. ("Champion") for $499. Champion was formed to acquire the assets of a company that manufactures aluminum windows for residential use. In May 1999, such acquisition was completed and the Fund acquired 1,399,501 shares of common stock and 20,000 shares of preferred stock of Champion for $1,399,501 and $2,000,000 respectively. In addition, the Fund advanced $3,500,000 to Champion in exchange for a 12% subordinated promissory note.

      In March 1999, the Fund received 5,172 in additional common shares of U.S. Filter related to a purchase price adjustment from the 1998 sale of WMW Industries, Inc. to U.S. Filter. The transaction with U.S. Filter in 1998 was a tax-free exchange; therefore the Fund did not realize a capital gain from the receipt of these additional common shares. In June 1999, US Filter released $654,570 of additional escrow to the fund which was received by the Fund in July 1999. Such amount was recorded as a capital gain upon release by US Filter.

      In the first quarter of 1999, the Fund acquired 6,000 shares of series B 8% preferred stock from Hot & Cool Holdings, Inc. for $300,000. During the second quarter of 1999, The Fund advanced $500,000 to Hot & Cool Holdings, Inc. in exchange for a 12% subordinated promissory note.

      In April 1999, the Fund sold its interest in American Residential Services, Inc. ("ARS"), to The ServiceMaster Company ("SVM") and in conjunction with such sale, the Fund's warrants to buy 100,000 shares of ARS for $15 per share were converted into warrants to buy 29,411 shares of SVM for $51 per share through September 2001.

      During the quarter ended March 31, 1999, the Fund advanced $655,769 to Tulsa Industries, Inc. pursuant to a 8.75% junior participation in a promissory note.

      Through June 30, the Fund received an additional 2,714 and 610 shares of preferred stock of Container Acquisition, Inc. and Sovereign Business Forms, Inc. in payment of $271,400 and $61,000 in dividends, respectively.

      In May 1999, the Fund acquired 3,167,756 shares of Turfgrass America, Inc. ("Turfgrass") common stock for $600,000 and advanced $3,400,000 in exchange for a 12% subordinated promissory note, with a face value at maturity of $4,000,000 from Turfgrass. Turfgrass grows, sells and installs warm season turfgrasses, commonly referred to as "sod", for residential, commercial and sports applications.

      During the six months ended June 30, 1999, the original issue discount accretion for the discounted $2,025,000 non-interest bearing note due from HTD Corporation ("HTD") amounted to $33,037. Such original issue discount was being accreted over the life of the note, but the remaining balance was recognized as a capital gain during the second quarter as a result of the sale of HTD and payment on the note.

      Of the companies in which the Fund has investments at June 30, 1999, only AW, DYPR, GRDG, NCS, PLS, and RTEL are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

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

      The Management Company has identified its computer systems to be replaced and modified for Year 2000 compliance with installation anticipated to be completed by September 30, 1999. In addition, the Fund has made inquiries of its major service providers as well as its Portfolio Companies to determine if they are in the process of reviewing their systems for Year 2000 compliance. The Fund has received assurances from all of its major service providers that they are preparing for Year 2000. The Fund has received assurances from a majority of its Portfolio Companies, representing approximately 87% of the Fund's total value in portfolio securities at June 30, 1999, and is continuing its process of obtaining assurances from the remaining Portfolio Companies. While the Fund has received assurances from major services providers and a majority of the Portfolio Companies regarding Year 2000 compliance, there can be no guarantee that Year 2000 problems originating from these third parties, whose systems affect the Fund, will not occur. The Fund does not expect to incur any expenses related to Year 2000 issues, as such costs are primarily the responsibility of the Management Company. The Fund will develop a contingency plan if significant risks related to Year 2000 are identified.

SUBSEQUENT EVENTS

      Subsequent to June 30, 1999, the Fund repaid a net $62,400,000 of notes payable to the bank.

      On July 26, 1999, the Fund exercised its warrant to buy 125,000 shares of common stock of Allied Waste Industries, Inc. for $625,000.

      In July 1999, the Fund sold its interest in CRC Holdings, Inc. ("CRC") for consideration of over $28 million to LG&E Energy Corp (NYSE - LGE). In addition, the Fund was repaid its $959,700 promissory note due from CRC. The Fund will receive up to $17 million in cash and stock of LGE by October 31, 1999, of which $11,033,652 in cash and 111,504 shares of LGE common stock valued at $2,446,398, has been received to date. In addition, the Fund has 104,094 shares of LGE common stock which is being held in escrow to support representations and warranties made by the Fund in the sale agreement. The Fund is eligible for additional consideration of approximately $11 million pursuant to an earn-out agreement that is based on the performance of CRC over its last two and the next three fiscal years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      There have been no material changes in the disclosure set forth in Item 7A of the Funds Annual Report on Form 10-K for fiscal year ended December 31, 1998.

PART II  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Fund held its annual meeting of shareholders on May 6, 1999. At the meeting, shareholders voted on the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein and the ratification of the selection of Arthur Andersen LLP as the Fund's independent auditors for the fiscal year ending December 31, 1999.

      The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:


              NAME OF NOMINEE             FOR       WITHHELD
              ----------------------   ---------    --------
              Sam P. Douglass          3,624,529     79,302
              Gregory J. Flanagan      3,625,904     77,927
              Robert L. Knauss         3,611,098     92,733
              Nolan Lehmann            3,625,596     78,235
              Gary R. Petersen         3,626,904     76,927
              John W. Storms           3,625,904     77,927
              Dr. Francis D. Tuggle    3,625,552     77,068
              Dr. Edward E. Williams   3,626,763     77,068

      The table below sets forth, as to the other matter voted upon, the number of shares voted for the proposal, against the proposal and shares that abstained.

                 PROPOSAL                  FOR       AGAINST     ABSTAIN
            ------------------------   ---------     -------     -------
            Ratification of auditors   3,651,444      26,442      25,945

      All nominees to the Registrant's Board of Directors were elected and the Fund's selection of independent auditors was ratified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS

      10.   Material Contracts

            Second Amendment and Restated Loan Agreement by and between
            Equus II Incorporated and Nations Bank, N.A., d/b/a  Bank of Am.,
            N.A dated June 1, 1999............................................25

      (b)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Fund during the period for which this report is filed.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.


                                          EQUUS II INCORPORATED

                                          /S/ NOLAN LEHMANN
                                          --------------------------------------
                                          Nolan Lehmann
                                          President and Principal Financial
      Date: August 11, 1999               and Accounting Officer

                                                                      EXHIBIT 10
                   SECOND AMENDED AND RESTATED LOAN AGREEMENT



                                 BY AND BETWEEN


                              EQUUS II INCORPORATED
                                  ("Borrower")

                                       and


                 NATIONSBANK, N.A., d/b/a BANK OF AMERICA, N.A.
                                   ("Lender")


                      Dated as of the 1st day of June, 1999

                      AMENDED AND RESTATED LOAN AGREEMENT
                               TABLE OF CONTENTS
                  CAPTION                                               PAGE
               -------------                                          --------
Section 1.  General Terms....................................................1
      1.1   INDEBTEDNESS.....................................................1
      1.2   CERTAIN DEFINITIONS; USE OF DEFINED TERMS; ACCOUNTING TERMS;
            SINGULAR OR PLURAL...............................................1
      1.3   REVOLVING FACILITY A.............................................8
      1.4   REVOLVING FACILITY B............................................12
      1.5   FACILITY C......................................................13
      1.6   REPAYMENT SCHEDULE..............................................13
      1.7   PREPAYMENT......................................................14

Section 2.  Representations and Warranties..................................14
      2.1   CORPORATE EXISTENCE.............................................14
      2.2   CORPORATE AUTHORITY.............................................14
      2.3   FINANCIAL CONDITION.............................................15
      2.4   INVESTMENTS, LOANS, ADVANCES AND GUARANTEES.....................15
      2.5   LIABILITIES AND LITIGATION......................................15
      2.6   NO DEFAULT......................................................16
      2.7   TAXES...........................................................16
      2.8   COMPLIANCE......................................................16
      2.9   PENSION REFORM ACT..............................................16
      2.10  ENVIRONMENTAL LAWS..............................................16
      2.11  FULL DISCLOSURE.................................................17
      2.12  CREDIT AGREEMENTS...............................................17
      2.13  INVESTMENT COMPANY ACT..........................................17
      2.14  PUBLIC UTILITY HOLDING COMPANY ACT..............................17

Section 3.  Affirmative Covenants...........................................18
      3.1   REPORTING REQUIREMENTS..........................................18
      3.2   TAXES AND OTHER LIENS...........................................19
      3.3   MAINTENANCE.....................................................20
      3.4   FURTHER ASSURANCES..............................................20
      3.5   PERFORMANCE OF OBLIGATIONS......................................20
      3.6   REIMBURSEMENT OF COSTS AND EXPENSES.............................20
      3.7   CERTIFICATE OF COMPLIANCE.......................................21
      3.8   LITIGATION......................................................21
      3.9   SECURITY........................................................21

                                      (i)

                  CAPTION                                               PAGE
               -------------                                          --------
      3.10  BORROWING BASE..................................................22

Section 4.  Negative Covenants..............................................24
      4.1   GUARANTEES AND DEBTS............................................24
      4.2   DIVIDENDS AND REDEMPTION........................................24
      4.3   MERGERS, ETC....................................................24
      4.4   ENCUMBRANCES....................................................24
      4.5   SALE OF ASSETS..................................................25
      4.6   TRANSACTIONS WITH AFFILIATES....................................25
      4.7   VALUATION PROCEDURES............................................25

Section 5.  Events of Default and Remedies..................................25
      5.1   EVENTS OF DEFAULT...............................................25
      5.2   REMEDIES........................................................27

Section 6.  Closing.........................................................27
      6.1   COUNSEL TO LENDER...............................................27
      6.2   REQUIRED DOCUMENTS..............................................27
      6.3   OTHER CONDITIONS................................................27

Section 7.  Miscellaneous...................................................27
      7.1   SURVIVAL OF VARIOUS MATTERS.....................................27
      7.2   NOTICES.........................................................28
      7.3   SUCCESSORS AND ASSIGNS..........................................29
      7.4   RENEWALS........................................................29
      7.5   NO WAIVER.......................................................29
      7.6   GOVERNING LAW...................................................29
      7.7   NON-SUBORDINATION...............................................29
      7.8   EXHIBITS........................................................29
      7.9   PAYMENT ON NON-BUSINESS DAYS....................................30
      7.10  SEVERABILITY....................................................30
      7.11  CONTROLLING DOCUMENT............................................30
      7.12  SAVINGS CLAUSE..................................................30
      7.13  INVESTMENT......................................................30
      7.14  SET OFF.........................................................31
      7.15  INDEMNITY.......................................................31
      7.16  ARBITRATION.....................................................31
      7.17  CHANGE OF ADVISORS..............................................31

                                     (ii)

                  CAPTION                                               PAGE
               -------------                                          --------
      7.18  WAIVER OF JURY TRIAL, ETC.......................................31

Exhibits

      "1.3.1"  Borrowing Application
      "1.3.2"  Form of Revolving Note-A
      "1.4"    Form of Revolving Note-B
      "1.5"    Form of Facility C Note
      "2.4"    Portfolio Investment Summary
      "3.7"    Certificate of Compliance
      "3.10"   Borrowing Base Report
      "6.2"    Closing Requirements
      "7.16"   Arbitration Program

                                    (iii)

                  SECOND AMENDED AND RESTATED LOAN AGREEMENT

      THIS SECOND AMENDED AND RESTATED LOAN AGREEMENT made and entered into as of the 1st day of June, 1999 by and between EQUUS II Incorporated, a Delaware corporation, with offices and place of business at 2929 Allen Parkway, Suite 2500, Houston, Texas 77019 (hereinafter called "Borrower"), and NATIONSBANK, N.A., d/b/a BANK OF AMERICA, N.A., a national banking association, with offices at 700 Louisiana, Houston, Texas 77002 (hereinafter called "Lender").

                                   AGREEMENT

      Whereas, on March 18, 1996, Borrower and Lender executed that certain Loan Agreement ("Original Loan Agreement");

      Whereas, on March 29, 1996, Borrower and Lender executed that certain Amended and Restated Loan Agreement ("Prior Loan Agreement") to amend and restate said Original Loan Agreement to provide for an additional credit facility;

      Whereas, Borrower and Lender agree that upon the execution of this Second Amended and Restated Loan Agreement, its terms shall govern and control the transactions contemplated hereby and the Original Loan Agreement and the Prior Loan Agreement shall be superseded with respect to such transactions after the date hereof;

      NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, Borrower and Lender agree as follows:

                           SECTION 1.  GENERAL TERMS

      1.1 INDEBTEDNESS. Upon the terms and conditions hereinafter set forth, the Lender agrees to lend to and/or issue letters of credit for the account of Borrower in an aggregate of up to $15,000,000.00 outstanding at any time as evidenced by Revolving Facility A to be extended to the Borrower by the Lender as more specifically described in Section 1.3, $25,000,000.00 outstanding at any time as evidenced by Revolving Facility B to be extended to the Borrower by the Lender as more specifically described in Section 1.4, and $100,000,000.00 outstanding at any time as evidenced by Facility C to be extended to the Borrower by the Lender as more specifically described in Section 1.5.

      1.2 CERTAIN DEFINITIONS; USE OF DEFINED TERMS; ACCOUNTING TERMS; SINGULAR OR PLURAL. (a) As used herein:

            (1) "Affiliate" shall mean with respect to any Person any other Person directly or indirectly controlling, controlled by or under common control with, such Person.

            (2) "Agreement" shall mean this Second Amended and Restated Loan Agreement as it may be amended or supplemented from time to time.

            (3) "Borrowing Base A" shall mean the borrowing base as calculated pursuant to Section 3.10(a).

            (4) "Borrowing Base B" shall mean the borrowing base as calculated pursuant to Section 3.10(b).

            (5) "Borrowing Base Report" shall mean the report in the form set forth in Exhibit "3.10."

            (6) "Business Day" shall mean any weekday on which Lender is open for business.

            (7) "Cash Collateral Account" shall mean Account No. 266-521-2337 with Lender or such other account as Borrower and Lender designate in writing.

            (8) "Cash Collateral Account Rate" shall mean the actual rate of return on the assets maintained in the Cash Collateral Account securing the advances pursuant to Facility C.

            (9) "Certificate of Compliance" shall mean the certificate described in Section 3.7 of this Agreement.

            (10) "Collateral" shall mean the property described in Section 3.9 of this Agreement, securing payment of the Indebtedness and performance of the Obligations.

            (11) "Commitment Fee" means fees payable by Borrower to Lender on the average daily unused portion of the Revolving Facility A and Revolving Facility B from and including the date of this Agreement to the Maturity Date, at the rate of one-quarter of one percent (1/4%) per annum based on a 365 or 366 day year as applicable and the actual number of days elapsed, payable on the last day of each March, June, September and December, commencing on June 30, 1999. For purposes of calculation of the Commitment Fee the unused portion of the Revolving Facility A on any day will be equal to the amount of the Revolving Facility A on such day less the aggregate amount of Loans outstanding under Revolving Facility A and the undrawn amount of all Credits on such date. For the purposes of calculation of the Commitment Fee, the unused portion of Revolving Facility B on any day will equal the amount of Revolving Facility B on such day less the amount of Loans outstanding under Revolving Facility B on such date.

            (12) "Commitment Fee-Facility C" shall mean a fee in the amount of $10,000.00, payable upon execution of this Agreement.

            (13) "Credit" means any irrevocable standby or documentary letter of credit issued by Lender for Borrower's account which shall have an expiry date of not later than 5:00 p.m. Houston, Texas time on the LOC Expiration Date, and shall be in a form acceptable to Lender.

            (14) "Credit Facility" shall mean the credit facilities described in
      Section 1.3 and Section 1.4, the Revolving Facility A and Revolving Facility B, respectively.

            (15) "Credit Facility Commitment Period" means the period from the date of the satisfaction of all the closing conditions in this Agreement until the Maturity Date.

            (16) "Credit Fees" means with respect to each Credit a per annum fee of one and one-half percent (1.5%) of the face amount of such Credit; provided, however, that the minimum fee per Credit shall not be less than $500; provided, further, that all Credit Fees shall be due and payable at the time of the issuance of each Credit and shall be fully earned and non-refundable when paid.

            (17) "Current Fair Market Value" means for any day (i) with respect to any Eligible Public Security which is listed or admitted to trading on one or more domestic stock exchanges the average of the last sales prices on the preceding day on all domestic stock exchanges on which such Eligible Public Security is then listed or admitted to trading or if no sale took place on such preceding day on any such exchange, the average of the closing bid and asked prices on such day as officially quoted on such exchanges, (ii) with respect to any Eligible Public Security which is not then listed or admitted to trading on any domestic stock exchange, the average of the reported bid and asked prices on the preceding day in the over-the-counter market, as furnished by the National Quotation Bureau, Inc. or, if such firm is not engaged at the time in the business of reporting such prices, as furnished by any similar firm then engaged in such business and selected by Borrower and acceptable to Lender or if there is no such firm, as furnished by any reputable member of the National Association of Securities Dealers, Inc. selected by Borrower and acceptable to Lender and (iii) with respect to any Eligible Other Securities, the value of such securities determined by or on behalf of Borrower in good faith and consistent with the calculation of such values for purposes of the calculation of Net Asset Value discounted in accordance with Borrower's valuation methodology.

            (18) "Custody Account" means that certain custody account of Borrower with Lender (Account #3004400-0074724) in which the Portfolio Investments of Borrower shall be maintained in accordance with the terms of this Agreement and the Security Instruments. Borrower shall pay Lender an annual fee of $10,000 to defray costs of such account ("Custody Account Fee"), payable in advance on March 18th of each year this Agreement is in effect, with the next payment due March 18, 2000.

            (19) "Debt" shall mean with respect to any Person all items of indebtedness, obligation or liability, whether matured or unmatured, liquidated or unliquidated, direct or contingent, joint or several, including, but without limitation:

                  (a) All indebtedness guaranteed, directly or indirectly, in any manner, or endorsed (other than for collection or deposit in the ordinary course of business) or discounted with recourse;

                  (b) All indebtedness in effect guaranteed, directly or
            indirectly, through agreements, contingent or otherwise: (1) to purchase such indebtedness; or (2) to purchase, sell or lease (as lessee) property, products, materials or supplies or to purchase or sell services, primarily for the purpose of enabling the obligor to make payment of such indebtedness or to assure the owner of the indebtedness against loss; or (3) to supply funds to or in any other manner invest in the obligor; and

                  (c) All indebtedness secured by (or for which the holder of such indebtedness has an existing right, contingent or otherwise, to be secured by) any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance upon property owned or acquired subject to such mortgage, deed of trust, pledge, lien, security interest, charge or encumbrance, whether or not the liabilities secured thereby have been assumed.

            (20) "Default" shall mean an event which with the giving of notice, the lapse of time, or both, constitutes an Event of Default.

            (21) "Defined Benefit Pension Plan," shall have the same meaning as is given to that term in ERISA.

            (22) "Eligible Other Securities" shall mean the aggregate of all Portfolio Investments owned by Borrower other than (i) Eligible Public Securities and (ii) Portfolio

      Investments which are debt securities which are more than 90 days past due as a result of a payment default unless Lender approves in writing the inclusion of such debt securities as "Eligible Other Securities."

            (23) "Eligible Public Securities" shall mean the aggregate of all publicly traded Portfolio Investments owned by Borrower that can be sold by Borrower either without restriction or pursuant to Rule 144 within twelve (12) months of the date in question.

            (24) "ERISA" means the Employee Retirement Income Security Act of 1974, as the same may be amended from time to time.

            (25) "Eurodollar Daily Floating Rate" shall mean on any day the fluctuating rate of interest equal to the one-month London Interbank Offered Rate as published in the "Money Rates" section of the Wall Street Journal on the immediately preceding Business Day, as adjusted from time to time in Lender's sole discretion for then applicable reserve requirements, deposits insurance assessment rates and other regulatory costs. Interest will accrue on any day which is not a Business Day at the rate in effect on the immediately preceding Business Day. If no such quotes are generally available for such amount, then the Lender shall be entitled to determine the Eurodollar Daily Floating Rate by estimating in its reasonable judgment the per annum rate (as described above) that would be applicable if such quotes were generally available.

            (26) "Event of Default" shall mean any event specified in Section 5 of this Agreement provided that any requirement for the giving of notice, the lapse of time, or the happening of any condition, event or act has been satisfied.

            (27) "Excluded Portfolio Investments" shall mean at any time all notes receivable, common and preferred stocks, options, warrants and other investment property, instruments, chattel paper and general intangibles owned by Borrower which, at such time, are designated as `Excluded Portfolio Investments' pursuant to Section 3.10(e) of this Agreement.

            (28) "Facility C" shall mean the credit facility more fully described in Section 1.5.

            (29) Facility C Note" shall mean that certain promissory note in the maximum principal amount of $100,000,000 issued pursuant to Section 1.5 of this Agreement in the form attached as Exhibit "1.5."

            (30) "Financial Statements" shall mean the audit report, annual financial statements, and interim statements described or referred to in
      Section 3.1 of this Agreement.

            (31) "Funded Debt" shall mean with respect to any Person all items of indebtedness for borrowed money.

            (32) "Indebtedness" shall mean all sums owed or to be owed by the Borrower to Lender pursuant to this Agreement whether principal or interest, including principal and interest on the Notes, reimbursement of advances pursuant to any Credit, and reimbursement of monies advanced by Lender pursuant to Section 3.6 hereof.

            (33) "Investment" shall mean an investment in the debt or equity of any Person.

            (34) "Letter of Credit Request" means a standby or documentary letter of credit application in the form prescribed by Lender, with all the blanks appropriately completed, and showing Borrower as the account party.

            (35) "Lipper Report" shall mean the report of closed end fund distributions, Net Asset Value and market price information which Borrower provides from time to time to Lipper Analytical Services, Inc.

            (36) "Loan" shall mean any advance pursuant to the Credit Facility.

            (37) "LOC Expiration Date" means April 2, 2002.

            (38) "Maturity Date" means June 1, 2000.

            (39) "Net Asset Value" shall mean all assets of Borrower (other than Excluded Portfolio Investments), less all liabilities of Borrower which, in accordance with generally accepted accounting principles, would be required to be reflected on a balance sheet of Borrower.

            (40) "Notes" shall mean the Revolving Notes and the Facility C Note.

            (41) "Obligations" means all present and future obligations, duties, and liabilities, now or hereafter owed to Lender by Borrower, arising from or pursuant to the Revolving Notes, this Agreement or any of the Security Instruments, together with all interest accruing thereon and costs, expenses, and attorneys' fees incurred in the enforcement thereof or collection of amounts due thereunder.

            (42) "Permitted Encumbrances" shall mean the encumbrances and liens allowed pursuant to Section 4.4.

            (43) "Person" shall mean any individual, corporation, partnership, association, joint-stock company, trust, unincorporated organization, joint venture, court, government or political subdivision or agency thereof.

            (44) "Portfolio Investments" shall mean all notes receivable, common and preferred stock, options, warrants, and other investment property, instruments, chattel paper and general intangibles owned by Borrower from time to time and included in the Borrower's computation of Net Asset Value. The Portfolio Investments include, but are not limited to, (i) all publicly traded securities sold or issued by the companies listed on
      EXHIBIT 2.4 to this Agreement owned by the Borrower and pledged to the Lender, including all income from, and all proceeds of, such securities and (ii) all of the privately held securities issued or sold by the companies listed on EXHIBIT 2.4 to this Agreement owned by the Borrower and pledged to the Lender, including all income from, and all proceeds of, such securities.

            (45) "Portfolio Lender" shall mean at any date, any Person who, at such date, is making, or proposes to make, one or more loans to or investments in a Person or Persons which have issued, or propose to issue, directly or indirectly, to Borrower one or more notes receivable, common or preferred stock, options, warrants or other investment property instruments, chattel paper or general intangibles.

            (46) "Portfolio Valuation Summary" shall mean at any date an evaluation of the Borrower's Portfolio Investments as of such date, including both Eligible Public Securities and Eligible Other Securities.

            (47) "Prime Rate" shall mean the variable rate of interest announced by Lender from time to time as its prime rate of interest and, without notice to the Borrower or any other person, such rate of interest shall change as and when changes in that prime rate of interest are announced. The prime rate is set by Lender as a general reference rate of interest, taking into account such factors as Lender may deem appropriate, it being understood that many of the Lender's commercial or other loans are priced in relation to such rate, that it is not necessarily the lowest or best rate of interest actually charged on any loan, and that Lender may make various commercial or other loans at rates of interest having no relationship to the prime rate. If at any time the "prime rate" of Lender is no longer available, the owner of the Note ("Owner") will designate as "Prime Rate" a different variable rate of interest announced by a national banking association of Owner's choice.

            (48) "Prior Financial Statements" shall mean the audited financial statements for the Borrower for the period ended December 31, 1998, and as at such dates.

            (49) "Revolving Facility A" shall mean the revolving line of credit pursuant to Section 1.3.

            (50) "Revolving Facility B" shall mean the revolving line of credit pursuant to Section 1.4.

            (51) "Revolving Notes" shall mean the promissory notes of the Borrower (i) in the original principal amount of $15,000,000.00 issued pursuant to Section 1.3 of this Agreement in the form attached as Exhibit "1.3.2" to this Agreement ("Revolving Note-A"), and (ii) in the original principal amount of $25,000,000.00 issued pursuant to Section 1.4 of this Agreement in the form attached as Exhibit "1.4" to this Agreement ("Revolving Note- B").

            (52) "Security Agreements" shall mean the Security Agreement Pledge, the Security Agreement - Pledge (Facility C), and any other security agreements of the Borrower granting Lender a security interest in the Collateral described in Section 3.9.

            (53) "Security Instruments" shall mean the instruments described or referred to in Section 3.9 of this Agreement, including but not limited to the Security Agreements and any and all instruments now or hereafter executed as security for the Notes.

      (b) All terms defined in this Agreement shall have the meanings defined herein when used in any note, certificate, report, or other document made or delivered pursuant to this Agreement, unless the context specifically requires otherwise. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles.

      (c) Terms in the singular shall include the plural and those in the plural shall include the singular unless the context shall otherwise require.

      1.3 REVOLVING FACILITY A. The Lender, during the period from the date of this Agreement until the Maturity Date, subject to the terms and conditions of this Agreement, and subject to the condition that at the time of each borrowing and the issuance of each Credit hereunder no Default or Event of Default has occurred and is then continuing and that the representations and warranties given by the Borrower in Section 2 as of the date of this Agreement shall remain true and correct in all material respects (except for representations and warranties (i) which are made as of a particular date or (ii) as to which the facts which gave rise to the representation or warranty have changed as a result of circumstances or transactions which are contemplated or permitted pursuant to this Agreement):

                  (a) agrees to make Loans to Borrower pursuant to a revolving line of credit up to but not in excess of an aggregate principal amount outstanding at any time of $15,000,000.00, provided the aggregate amount of Loans outstanding pursuant to this Section 1.3, when combined with the amount of outstanding Credits, shall not exceed Borrowing Base A. Borrower shall make written request for each Loan pursuant to Revolving Facility A pursuant to a loan request in substantially the form of Exhibit "1.3.1" attached hereto. If Borrower's written request therefor is received by 1:00 p.m., Lender shall make each such Loan available to Borrower on the same Business Day Lender receives such request. If Borrower's loan request with respect to any such Loan is received after 1:00 p.m., Lender may defer the making of such Loan to the next Business Day. Each Loan shall be in an amount of not less than $100,000.

                  (b) (1) agrees to open one or more Credits during the Credit
            Facility Commitment Period for Borrower's account, provided the maximum amount of Credits outstanding at any time shall not exceed $6,000,000. Borrower shall submit to Lender a Letter of Credit Request with respect to each Credit to be opened by Lender, in accordance with the terms hereof and the other letter of credit agreements in effect, if any. Lender at its option may accept telecopy requests for the issuance of Credits, provided that such acceptance shall not constitute a waiver of Lender's right to require delivery of a written Letter of Credit Request in connection with the issuance of a Credit. If Lender receives a request for a Credit issuance under the Revolving Facility A satisfying the conditions thereof prior to 10:00 a.m. Houston, Texas time on a Business Day, Lender shall use reasonable efforts to issue such Credit prior to 5:00 p.m. Houston, Texas time on the next Business Day, otherwise Lender shall issue such Credit before 5:00 p.m. on the second Business Day following submission of the request (provided that the other conditions of the Revolving Facility A have been satisfied). No Credit shall be issued (i) for a period ending after the LOC Expiration Date or (ii) after the expiration of the Credit Facility Commitment Period. Borrower will be required to pay to Lender a Credit Fee for the issuance of each Credit. Each Credit shall be issued on substantially the terms as Borrower may request and such Letter of Credit Request must be in the form and substance satisfactory to Lender. The sum of the outstanding face amount of all Credits when added to the sum of the outstanding Loans pursuant to Section 1.3 shall not exceed Borrowing Base A.

                  (2)   Additional Agreements Regarding Credits:

                      (i) Prior to the earlier to occur of the occurrence of an
            Event of Default or the end of the Credit Facility Commitment Period, if Borrower does not provide Lender with funds in the amount and on the date necessary to settle Lender's obligations under any draft drawn or demand made under any outstanding Credit, Lender may, in Lender's sole discretion, make, and Borrower shall accept, a Loan under the Revolving Facility A in the amount necessary to settle Lender's obligations under such draft or demand, such Loan to be made as of the date such draft or demand is honored by the Bank. Borrower's obligations and indebtedness to Lender pursuant to such Loans shall be evidenced by the Revolving Note A and this Agreement.

                     (ii) At the end of the Credit Facility Commitment Period,
            and upon the occurrence and during the continuance of an Event of Default, if one or more Credits are then outstanding, Borrower agrees (1) to deposit in a cash collateral account opened by Lender at its principal office in Houston, Texas an amount equal to the aggregate undrawn amount of all such Credits, and (2) to the extent Borrower has not deposited funds pursuant to Clause (1) above with respect to such Credits to reimburse Lender by paying to Lender in immediately available funds (which amounts Lender may draw from such cash collateral account) at Lender's principal office in Houston, Texas, upon its demand, the amount necessary to settle Lender's obligations under any draft drawn or demand made under a Credit issued by Lender which has not been paid by the proceeds of Loans made pursuant to the immediately preceding paragraph hereof. Borrower's obligations and indebtedness to Lender pursuant to such draws or demands made on any Credit shall be evidenced by this Agreement, the Letter of Credit Requests and the other letter of credit agreements relating to the subject Credit. After the expiry date of a Credit and after the Obligations related thereto are paid in full, Lender shall release the portion of cash collateral in excess of the undrawn amount of the remaining outstanding Credits for the account of Borrower.

                    (iii) Borrower agrees that (1) Lender shall not be
            responsible or liable for, and Borrower's obligation to reimburse Lender for any payment made by Lender under such Credit shall not be affected by (x) the validity, enforceability or genuineness of any draft or other document (or endorsement thereof) if such is proven to be invalid, unenforceable, fraudulent or forged, or (y) any dispute between Borrower and the beneficiary under such Credit, and
            (2) any action taken or omitted to be taken by Lender in connection with such Credit, if taken with reasonable care, shall be binding upon Borrower and shall not create any liability for Lender to Borrower.

                     (iv) In case of any conflict between the terms of any
            Letter of Credit Request or other letter of credit agreement and the terms of this Agreement, the terms of this Agreement shall control. Any additional provisions of each Letter of Credit Request and other letter of credit agreement shall be cumulative and in addition to the terms of this Agreement.

                      (v) Neither Lender nor any of Lender's correspondents
            shall be responsible for: (1) the failure of any draft to bear any reference or adequate reference to any Credit, or the failure of any other Person to surrender or to take up any Credit or the failure of any other Person to note the amount of any instrument on any Credit,
            (2) errors, omissions, interruptions, or delays in transmission or delivery of any messages, in person, by mail, cable, telegraph, wireless or otherwise whether or not they may be in cipher, (3) any use which may be made of any Credit or any acts or omissions of the beneficiary thereof in connection therewith, or (4) the validity or genuineness of documents, or any endorsement(s) thereon, even if such document should in fact prove to be in any and all respects invalid, insufficient, fraudulent or forged, provided that none of the foregoing shall relieve the Lender or any of its correspondents from liability for review of documents submitted for conformity with the requirements of a Credit. Lender shall not be responsible for any act, error, neglect, default, omission, insolvency, or failure in business of any of its correspondents (including without limitation negligent acts and omissions, but expressly excluding gross negligence and willful misconduct), and the happening of any one or more of the contingencies referred to in this sentence or the preceding sentence shall not affect, impair, or prevent the vesting of any of Lender's rights or powers under the Revolving Notes, this Agreement and the Security Instruments. Lender and/or any of its correspondents may receive, accept, or pay as complying with the terms of any Credit, any drafts or other documents, otherwise in order, which may be signed by, or issued to, the administrator or executor of, or the trustee in bankruptcy of, or the receiver for any of the property of, the party in whose name any Credit provides that any drafts or any other documents should be drawn or issued. It is hereby further agreed that any action, inaction, or omission taken or suffered by Lender, or by any of its correspondents, under or in connection with any Credit or any drafts or documents referenced therein, if in conformity with such foreign or domestic laws and customs or other regulations as Lender or any of Lender's correspondents may deem to be applicable thereto, shall be binding upon Borrower and shall not place Lender or any of Lender's correspondents under any resulting liability to Borrower.

                  (c) The Borrower's obligation to repay the Revolving Facility
            A shall be evidenced by a promissory note of the Borrower in substantially the form attached as Exhibit "1.3.2", payable to the order of Lender. The Revolving Note-A shall bear interest, at Borrower's option (to be exercised as set forth in Section 1.3(d) below) (i) at a variable interest rate of one-half of one percent (0.5%) below the Prime Rate per annum or (ii) the Eurodollar Daily Floating Rate plus one and 65/100ths percent (1.65%) per annum, not to exceed, in the case of either clause (i) or clause (ii), the maximum non-usurious interest rate permitted by applicable law with the balance of principal plus accrued and unpaid interest due and payable on or before the Maturity Date.

                  (d)   BORROWER'S INTEREST RATE ELECTION.

                  No later than the last Business Day prior to the first day of each month, Borrower shall elect whether interest on loans made pursuant to Revolving Facility A are to bear interest commencing on the first day of such month based upon the Prime Rate as provided in clause (i) of Section 1.3(c) (the "Prime Rate Option") or based upon the Eurodollar Daily Floating Rate as provided in clause (ii) of
            Section 1.3(c) (the "Eurodollar Option"). Each such election shall be made in writing, shall be irrevocable and shall be provided by Borrower to Lender pursuant to the notice procedures set forth under Section 7.2 hereof. Each such election shall continue to govern the interest rate on loans made under Revolving Facility A unless and until the Borrower provides to Lender a new notice changing such election from the Prime Rate Option to the Eurodollar Option or VICE VERSA. If Borrower fails to provide Lender with a notice of Borrower's election hereunder, Borrower shall be deemed to have elected the Prime Rate Option for the next succeeding month.

      1.4   REVOLVING FACILITY B.

      (a) The Lender, during the period from the date of this Agreement until the Maturity Date, subject to the terms and conditions of this Agreement, and subject to the condition that at the time of each borrowing hereunder no Default or Event of Default has occurred and is then continuing and that the representations and warranties given by the Borrower in Section 2 as of the date of this Agreement shall remain true and correct in all material respects (except for representations and warranties (i) which are made as of a particular date or
(ii) as to which the facts which gave rise to the representation or warranty have changed as a result of circumstances or transactions which are contemplated or permitted pursuant to this Agreement), agrees to make Loans to Borrower pursuant to a revolving line of credit up to but not in excess of an aggregate principal amount outstanding at any time of $25,000,000.00, provided the aggregate amount outstanding pursuant to this Section 1.4 shall not exceed Borrowing Base B. Borrower shall make written request for each Loan pursuant to Revolving Facility B pursuant to a loan request in substantially the form of Exhibit "1.3.1" attached hereto. If Borrower's written request therefor is received by 1:00 p.m., Lender shall make each such Loan available to Borrower on the same Business Day Lender receives such request. If Borrower's loan request with respect to any such Loan is received after 1:00 p.m., Lender may defer the making of such Loan to the next Business Day. Each Loan shall be in an amount of not less than $100,000.

      (b) The Borrower's obligation to repay the Revolving Facility B shall be evidenced by a promissory note of the Borrower in substantially the form attached as Exhibit "1.4", payable to the order of Lender. The Revolving Note-B shall bear interest at a variable interest rate of one quarter of one percent (1/4%) over the Prime Rate per annum not to exceed the maximum non-usurious interest rate permitted by applicable law with the balance of principal plus accrued and unpaid interest due and payable on or before the Maturity Date.

      (c) In the event the Borrower completes an equity offering, Borrower shall either (i) repay the outstanding principal balance of Revolving Facility B in full or (ii) if the net proceeds are less than the outstanding principal balance of Revolving Facility B, apply 100% of the net proceeds of such offering to Revolving Facility B within ten (10) days following completion of such offering and no advances shall be permitted pursuant to Revolving Facility B for a period of one (1) Business Day following such repayment.

      1.5 FACILITY C. (a) The Lender, during the period from the date of this Agreement until June 1, 2000, subject to the terms and conditions of this Agreement, and subject to the condition that at the time of each borrowing issuance hereunder no Default or Event of Default has occurred and is then continuing to occur and that the representations and warranties given by the Borrower in Section 2 as of the date of this Agreement shall remain true and correct in all material respects (except for representations and warranties (i) which are made as of a particular date or (ii) as to which the facts which gave rise to the representation or warranty have changed as a result of circumstances or transactions which are contemplated or permitted pursuant to this Agreement), agrees to make a loan to Borrower up to but not in excess of an aggregate principal amount outstand ing at any time of $100,000,000, on the same Business Day upon receipt from Borrower on or before 1:00 p.m. Houston time of written applications for the loan hereunder in the form attached as Exhibit "1.3.1".

      (b) The Borrower's obligation to repay Facility C shall be evidenced by a promissory note of the Borrower in substantially the form attached as Exhibit "1.5" hereto, payable to the order of Lender. The Facility C Note shall bear interest at a variable interest rate of one half of one percent (1/2%) over the Cash Collateral Account Rate per annum not to exceed the maximum non-usurious interest rate permitted by applicable law with principal amounts due on or before the fifth (5th) Business Day after each principal advance, interest due monthly on the 15th of each month and concurrently with principal payments, and the balance of principal plus accrued and unpaid interest due and payable on or before the June 1, 2000.

      (c) The proceeds of advances under Facility C shall be placed in the Cash Collateral Account, and shall secure the amounts owing pursuant to Facility C. The amount in the Cash Collateral Account shall never be less than the outstanding principal balance of the Facility C Note. Upon the written request of Borrower, amounts in the Cash Collateral Account may be applied to the outstanding balance of Facility C. The funds in such Cash Collateral Account may only be invested, as designated by Borrower, in interest bearing deposits with Lender or U.S. Treasury Bills with maturities of less than ninety (90) days. In the event Borrower selects U.S. Treasury Bills, the interest rate on the Facility C Note will be adjusted to be the Prime Rate. In the event Borrower makes such election, Borrower will execute such documentation as Lender may reasonably require to perfect its security interest in such U.S. Treasury Bills.

      1.6 REPAYMENT SCHEDULE. Borrower hereby agrees to pay, and authorizes and directs Lender to collect:

            (a) Credit Fees (at the time of the issuance of a Credit) and the Commitment Fee (at closing and quarterly, commencing on the last day of June, 1999 and thereafter on the last day of each September, December, March and June and on the Maturity Date), and the Custody Account Fee (on March 18th of each year) both payable by Borrower by debit to Borrower's Operating Account Nos. 577-222-2982 or 266-521-2311 at Lender;

            (b) the amount of any drawing under a Credit not otherwise reimbursed to Lender by advance under the Revolving Notes by debit to Borrower's Operating Account Nos. 577- 222-2982 or 266-521-2311 at Lender or any other of Borrower's accounts at Lender, including any account containing cash collateral required pursuant to this Agreement; and

            (c) advances under the Revolving Notes on the Maturity Date, and accrued interest on the advances under the Revolving Notes quarterly commencing on the last day of June, 1999 and thereafter on the last day of each September, December, March and June and on the Maturity Date, such amounts to be paid by debit to Borrower's Operating Account Nos. 577-222-2982 or 266-521-2311 at Lender or any other of Borrower's accounts at Lender.

            (d) advances pursuant to the Facility C Note five (5) Business Days after each advance and accrued interest thereon on the 15th day of each month and simultaneously with each principal payment, such amounts to be paid first by debit to the Cash Collateral Account, and to the extent such Cash Collateral Account does not contain sufficient amounts, thereafter by debit to Borrower's other accounts at Lender.

            (e) Commitment Fee-Facility C shall be payable by debit to Borrower's Operating Account Nos. 577-222-2982 or 266-521-2311.

            (f) Lender shall use reasonable efforts to notify Borrower concurrently with any debit pursuant to this Section 1.6.

      1.7 PREPAYMENT. The Borrower shall have the right to prepay without premium at any time any amount owing on the Notes.

      SECTION 2.  REPRESENTATIONS AND WARRANTIES

      The Borrower represents and warrants to the Lender that:

      2.1 CORPORATE EXISTENCE. The Borrower is a corporation duly organized, legally existing and in good standing under the laws of the jurisdiction in which it is incorporated and duly qualified as a foreign corporation in all jurisdictions wherein the property owned or the business transacted by it makes such qualification necessary and where failure to qualify will have a material adverse effect upon Borrower.

      2.2 CORPORATE AUTHORITY. The Borrower is duly authorized and empowered to create and issue the Notes, and to execute and deliver this Agreement. The Borrower is duly authorized and empowered to execute and deliver the Security Instruments to which it is a party, and all other instruments referred to or mentioned herein to which Borrower is a party, and all corporate action requisite for the due creation, issuance and delivery of the Notes and the due execution and delivery of this Agreement and the Security Instruments has been duly and effectively taken. This

Agreement, the Notes, and the Security Instruments to which the Borrower is a party when executed and delivered will be valid and binding obligations of the Borrower, enforceable in accordance with their terms (subject to any applicable bankruptcy, insolvency or other laws generally affecting the enforcement of creditors' rights). This Agreement, the Notes, and the Security Instruments do not violate any provisions of the Borrower's corporate charter or bylaws, or any contract, agreement, law or regulation to which the Borrower is subject, and the same do not require the consent or approval of any regulatory authority or governmental body of the United States or any state.

      2.3 FINANCIAL CONDITION. The Prior Financial Statements which have been delivered to Lender, are complete and correct in all material respects, have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved, and fairly present the financial condition and results of the operations of the Borrower as at the dates and for the periods indicated. No material adverse change has occurred since the date of the Prior Financial Statements in the condition, financial or otherwise, of the Borrower.

      2.4 INVESTMENTS, LOANS, ADVANCES AND GUARANTEES. The Borrower has not made Investments in, loans or advances to or guarantees of the obligations of any Person, except as disclosed in the Prior Financial Statements and except for Investments made since that date in the ordinary course of business. The Portfolio Investments of Borrower on the date hereof and relevant terms and conditions related thereto are set forth on Exhibit "2.4". The Borrower (a) is the legal, record and beneficial owner of, and has good title to, the Portfolio Investments, subject to no pledge, lien, mortgage, hypothecation, security interest, charge, option or other encumbrance whatsoever, except the Permitted Encumbrances; (b) has full power, authority and legal right to pledge all the Portfolio Investments pursuant to this Agreement; and (c) requires no material consent of any non-governmental party (including, without limitation, shareholders or creditors of the Borrower and the entities which have issued the Portfolio Investments) and requires no material consent, license, permit, approval or authorization of, exemption by, notice or report to, or registration, filing or declaration with, any governmental authority, domestic or foreign, be obtained by the Borrower in connection with the execution, delivery or performance of this Agreement. The execution, delivery and performance of this Agreement will not result in the creation or imposition of any lien, charge or encumbrance on, or security interest in, any of the assets of the Borrower, except as contemplated by this Agreement. To the best of Borrower's knowledge, all the shares of stock included in the Portfolio Investments have been duly and validly issued, are fully paid and non-assessable. The pledge, assignment and delivery of the Portfolio Investments pursuant to this Agreement creates a valid first lien on and a perfected security interest in the Portfolio Investments, and the proceeds thereof subject only to the Permitted Encumbrances.

      2.5 LIABILITIES AND LITIGATION. No litigation, legal or administrative proceedings, investigation or other action is pending or to the Borrower's knowledge threatened against or affecting the Borrower which is likely to adversely affect the business or the assets of the Borrower or the Borrower's ability to carry on its business as now conducted, except as disclosed in the Prior Financial Statements. To the best of Borrower's knowledge, no unusual or unduly burdensome restriction, restraint or hazard exists by contract, law, governmental regulation or otherwise relative to the business or the assets of the Borrower.

      2.6 NO DEFAULT. No Default or Event of Default exists under this Agreement. To the best of Borrower's knowledge, Borrower is not in default in any respect under any contract, agreement or instrument to which Borrower is a party related to a Portfolio Investment, the breach of which is likely to have a material adverse effect on Portfolio Investments, taken as a whole, or a material Portfolio Investment. Borrower is not aware of any default under any contract, agreement or instrument the breach of which is likely to have a material adverse effect on the ability of the Borrower to perform its obligations under the Notes, this Agreement, or any of the Security Instruments or on its ability to conduct its business as now conducted.

      2.7 TAXES. The Borrower has filed all Federal and State income tax returns which are required to be filed as of the date of this Agreement and each has paid all taxes and all assessments received by each to the extent such taxes have become due. Federal income tax liabilities of the Borrower have not been examined and reported on by the Internal Revenue Service for any fiscal year.

      2.8 COMPLIANCE. The Borrower has complied in all material respects with all valid and applicable statutes, rules and regulations of each jurisdiction to which it is subject the violation of which would have a material, adverse effect on the financial condition or operations of Borrower.


      2.9  PENSION REFORM ACT. The Borrower has no Defined Benefit Pension Plan.

      2.10 ENVIRONMENTAL LAWS. To Borrower's knowledge, and except as would not have a material adverse effect on the operations or financial condition of Borrower or on Borrower's ability to perform and pay the Indebtedness and
Obligations:

            (a) Borrower, and all of its properties, assets, and operations are in compliance with all Environmental Laws (as hereinafter defined).

            (b) Borrower (i) has no liability for remedial or corrective action or response costs under any Environmental Law, (ii) has not received any request for information by any governmental authority with respect to the condition, use, or operation of any of its properties or assets, and (iii) has not received any notice from any governmental authority or other person with respect to any violation of or liability under any Environmental Law.

      "Environmental Laws" means any and all federal, state and local environmental laws, regulations, and ordinances applicable to Borrower or Borrower's operations, including without limitation the Resource Conservation and Recovery Act, as amended, the Comprehensive Environmental Response, Compensation and Liability Act, as amended, the Superfund Amendment and Reauthorization Act of 1986, as amended, the Federal Water Pollution Control Act and the Oil

Pollution Act. "Hazardous Substances" shall mean any item defined as hazardous under the Environmental Laws.

      2.11 FULL DISCLOSURE. Neither this Agreement nor any certificate or written statement or any other factual data furnished by the Borrower or any of its officers in writing in connection with the negotiation of this Agreement or the transactions contemplated hereby contains any statement of a material fact which is untrue in any respect or omits a material fact known to the Borrower to be necessary to make the statements contained herein or therein, taken as a whole, not misleading in any material respect.

      2.12 CREDIT AGREEMENTS. Borrower has no agreements in effect providing for or relating to extensions of credit in respect of which Borrower is or may become directly or contingently obligated except for obligations of Borrower undertaken on behalf of companies which have issued securities which are Portfolio Investments, and has not signed any security agreement that is currently outstanding except as disclosed in the Prior Financial Statements.

      2.13 INVESTMENT COMPANY ACT. Borrower is in compliance with the applicable provisions of the Investment Company Act of 1940, as amended in all material respects and, to the best of Borrower's knowledge, is in compliance with or is correcting any non-material non-compliance with such Act.

      2.14 PUBLIC UTILITY HOLDING COMPANY ACT. Borrower is not a "holding company" or a "subsidiary company" of a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

      2.15  YEAR 2000

      1. Borrower has (i) begun analyzing the operations of Borrower and its subdivisions and affiliates that could be adversely affected by failure to become Year 2000 compliant (that is, that computer applications, imbedded microchips and other systems will be able to perform date-sensitive functions prior to and after December 31,
            1999)and; (ii) developed a plan for becoming Year 2000 compliant in a timely manner, the implementation of which is on schedule in all material respects. Borrower reasonably believes that it will become Year 2000 compliant for its operations and those of its subsidiaries and affiliates on a timely basis except to the extent that a failure to do so could not be reasonably be expected to have a material adverse effect upon the financial condition of Borrower.

      2. Borrower reasonably believes any suppliers and vendors that are material to the operations of Borrower or its subsidiaries and affiliates will be Year 2000 compliant for their own computer applications except to the extent that a failure to do so could not reasonably be expected to have a material adverse effect upon the financial condition of Borrower.

      3. Borrower will promptly notify Bank in the event Borrower determines that any computer application which is material to the operations of Borrower, its subsidiaries or any of its material vendors or suppliers will not be fully Year 2000 compliant on a timely basis, except to the extent that such failure could not reasonably be expected to have a material adverse effect upon the financial condition of Borrower.

                       SECTION 3.  AFFIRMATIVE COVENANTS

      Until the Indebtedness of the Borrower to the Lender has been paid and so long as the Lender has a commitment to the Borrower hereunder:

      3.1 REPORTING REQUIREMENTS. The Borrower will promptly furnish to the Lender from time to time the following information regarding the business affairs and financial condition of the Borrower:

            (a) as soon as practicable and in any event within thirty (30) calendar days after obtaining knowledge of the occurrence of each Default or Event of Default, the statement of the president or chief financial officer of the Borrower setting forth details of such Default or Event of Default and the action which the Borrower proposes to take with respect thereto;

            (b) as soon as available and in any event within one hundred and twenty (120) days after the end of each fiscal year:

                  (i) the balance sheet of the Borrower as at the end of such year and the statements of operations, changes in net assets and cash flows of the Borrower for such year, together, with comparative figures for the preceding fiscal year, certified, without qualification except in a manner similar to the qualification in the Prior Financial Statements, by Arthur Andersen LLP or other independent certified public accountants acceptable to the Lender; and

                  (ii) the Form 10-K of Borrower as filed with the Securities and Exchange Commission;

            (c) as soon as available, and in any event, within forty-five (45) days after the last day of each fiscal quarter for the first three fiscal quarters of each fiscal year:

                  (i) the balance sheet of the Borrower as of the end of each such fiscal quarter, the statement of operations for such fiscal quarter, signed by the president or chief financial officer of the Borrower; and

                  (ii) the Form 10-Q of Borrower as filed with the Securities and Exchange Commission; and

                  (iii)a Portfolio Valuation Summary as of the end of the end of such fiscal quarter;

            (d) as soon as available, and in any event, within thirty (30) days following the last day of each month (the "Reporting Date"), the Borrowing Base Report as of the Reporting Date, in form and substance satisfactory to Lender;

            (e) as soon as available, and in any event within forty-five (45) days following the end of each fiscal quarter, the certificate described in Section 3.7 of this Agreement;

            (f) as soon as available, and in any event within five(5) days following the end of each week, the Lipper Report as of the end of such week, together with a confirmation of Borrower's compliance with the Borrowing Base based upon the values indicated in such Lipper Report, in form and substance satisfactory to Lender;

            (g) upon Lender's written request, but no more frequently than quarterly, Borrower will provide Lender updated summary information regarding the Portfolio Investments in form and substance satisfactory to Lender, indicating information as of a current date relating to buy-sell rights and obligations, funding obligations, restrictions on transfer, voting agreements, registration rights and such similar information as Lender may reasonably request.

            (h) such other information as the Lender may reasonably request from time to time at reasonable intervals under the then applicable circumstances.

      The Financial Statements shall fairly present the financial position of Borrower and other reports shall be complete and correct in all material respects. The Financial Statements shall be prepared in accordance with generally accepted accounting principles, consistently applied (except that interim financial statements may be subject to customary non-material year-end adjustments and may omit footnote disclosures).

      Upon the reasonable request of Lender the Borrower grants to the Lender the right to send the Lender's own representatives and/or employees during normal business hours to inspect and copy the books of the Borrower. Borrower will provide Lender and its counsel reasonable access to or copies of the documentation governing the Portfolio Investments upon Lender's reasonable request.

      3.2 TAXES AND OTHER LIENS. The Borrower will pay all taxes, assessments, governmental charges, claims for labor, supplies, rent and other obligations which if unpaid, might become a lien (other than a Permitted Encumbrance) against the property of the Borrower, provided that Borrower shall have the right to diligently contest any such taxes, assessments, charges or claims in good faith by appropriate proceedings if appropriate reserves under generally accepted accounting principles are established and upon stay of levy and execution thereon.

      3.3 MAINTENANCE. Borrower will maintain its corporate existence, remain in or become a corporation in good standing in each jurisdiction in which it is required to be qualified when the failure to qualify would have a material adverse effect on Borrower, and comply in all respects with all valid and applicable statutes, rules and regulations the violation of which would have a material, adverse effect on the financial condition or operations of Borrower, including without limitation the Investment Company Act of 1940, as amended.

      3.4 FURTHER ASSURANCES. Borrower will promptly, at Lender's request, cure any defects in the execution and delivery of this Agreement, the Notes, the Security Instruments and any other instrument or instruments referred to or mentioned herein for the benefit of Lender. Borrower will promptly, and in any event within ten (10) days of Lender's request, execute and deliver to Lender upon request all security agreements, financing statements, stock powers, endorsements, consent letters, instruction letters, or any other instrument required to accomplish the covenants and agreements of Borrower under this Agreement and the Security Instruments. The Borrower covenants and agrees that it will defend the Lender's security interest in and to the Portfolio Investments and the proceeds thereof against the claims and demands of all persons whomsoever; and covenants and agrees that it will have like title to and right to pledge any other property at any time hereafter pledged to the Lender as collateral hereunder and will likewise defend the Lender's security interest therein.

      3.5 PERFORMANCE OF OBLIGATIONS. Borrower will pay the Notes according to the reading, tenor and effect thereof and will do and perform every act and discharge all of the Obligations provided to be performed and discharged by it under this Agreement, the Notes, the Security Instruments and any and all of the instruments referred to or mentioned herein for the benefit of Lender to which it is a party. The Borrower will perform all obligations to be performed by it, pursuant to the terms of each indenture, agreement, contract, and other instrument by which the Borrower or its properties are bound in all material respects, including without limitation all agreements between Borrower and the entities in which Borrower has invested.

      3.6 REIMBURSEMENT OF COSTS AND EXPENSES. The Borrower will pay the reasonable fees and expenses of counsel for the Lender in connection with this Agreement and all transactions pursuant hereto. The Borrower will, upon request by Lender, within ten (10) days from said request, reimburse the Lender for all amounts expended, advanced or incurred by the Lender to satisfy any obligation of the Borrower under this Agreement, to protect the Portfolio Investments of the Borrower, expenses incurred to collect the Notes or to enforce the rights of the Lender under this Agreement or any other instrument referred to or mentioned herein for the benefit of Lender or executed or to be executed in connection herewith, which amounts will include all court costs, attorneys' fees, fees of auditors and accountants, and investigation expenses reasonably incurred by the Lender in connection with any such matters, and any and all amounts expended by Lender after the occurrence of a Default or an Event of Default and during the continuation thereof as a result of the provisions of Environmental Laws, together with interest at the greater of two percent (2%) over the Prime Rate per annum or 10% per annum, not to exceed the maximum non-usurious interest rate permitted by applicable law, on each such amount from the date that the same is due and payable to the Lender until the date it is repaid to the Lender. All amounts advanced in connection herewith shall be secured by the Collateral more fully described in Section 3.9. Except for expenses advanced by Lender after (i) occurrence of an Event of Default, (ii) to maintain insurance or (iii) to protect and preserve the Collateral, Lender shall provide Borrower not less than five (5) days prior notice of any advance hereunder.

      3.7 CERTIFICATE OF COMPLIANCE. Within forty-five (45) days after the end of each fiscal quarter, there shall be furnished to the Lender a certificate in the form attached as Exhibit "3.7" signed by an authorized officer of the Borrower (1) stating that a review of the activities of the Borrower during such quarter or as of the end of such quarter has been made under his supervision with a view to determining whether the Borrower has kept, observed, performed and fulfilled all of its obligations under this Agreement, the Notes, and Security Instruments, (2) containing an updated list of the Portfolio Investments of Borrower as of the end of such fiscal quarter, and (3) stating that to the best knowledge and belief of such officer of Borrower the Borrower has kept, observed, performed and fulfilled each and every covenant and condition contained in the Notes, this Agreement and the Security Instruments and to the best knowledge and belief of such officer of Borrower is not at the time in default in the observance, performance or fulfillment of any such covenants and conditions or if the Borrower shall be in default, specifying any such default, the nature and status thereof, and what action, if any, has been taken to remedy the default or defaults.

      3.8 LITIGATION. As soon as possible and in any event, within thirty (30) calendar days of a president or chief financial officer of Borrower obtaining knowledge thereof, Borrower shall give written notice to Lender of commencement of litigation (other than litigation being defended by an insurance carrier without reservation as to coverage claiming amounts within said coverage) in which the Borrower is reasonably expected to have liability in excess of $100,000 and of all proceedings before any governmental or regulatory agency affecting Borrower in which an adverse decision is reasonably expected to involve amounts in excess of $100,000.

      3.9 SECURITY. The Indebtedness and Obligations of the Borrower under this Agreement and the Security Instruments shall be secured by the following:

      (a) As to the Indebtedness and Obligations evidenced by the Revolving
Notes:

                (i) a first and prior security interest in Borrower's Portfolio Investments, whether now owned or hereafter acquired;

               (ii) a first and prior security interest in the Custody Account;

              (iii) without limiting any of the foregoing, all of Borrower's books, records, business records, warranties, and indemnities, related to the Portfolio Investments, whether now owned or hereafter acquired; and

               (iv) all proceeds of (a)(i) through (a)(iii) above.

      (b) As to the Indebtedness and Obligations evidenced by the Facility C
      Note:

                (i) the Cash Collateral Account;

               (ii) all Portfolio Investments acquired with the proceeds of the Facility C Note; and

              (iii) all proceeds of (b)(i) and (b)(ii) above.

      3.10  BORROWING BASE REQUIREMENTS.

      (a) The aggregate indebtedness pursuant to Revolving Facility A and the amount of outstanding Credits shall never exceed Borrowing Base A. Borrowing Base A is the lesser of (i) $15,000,000 and (ii) fifty percent (50%) of the Current Fair Market Value of Borrower's Eligible Public Securities, provided that the sum of (x) indebtedness pursuant to Revolving Facility A plus (y) outstanding Credits plus (z) indebtedness pursuant to Revolving Facility B shall not exceed thirty-three percent (33%) of Borrower's Net Asset Value.

      (b) The aggregate indebtedness pursuant to Revolving Facility B shall never exceed the Borrowing Base B. Borrowing Base B is the lesser of (i) $25,000,000, and (ii) twenty-five percent (25%) of the Current Fair Market Value of Eligible Other Securities plus the amount, if any, by which fifty percent (50%) of the Current Fair Market Value of Borrower's Eligible Public Securities exceeds $15,000,000, provided that the sum of (x) indebtedness pursuant to Revolving Facility A plus (y) outstanding Credits plus (z) indebtedness pursuant to Revolving Facility B shall not exceed thirty-three percent (33%) of Borrower's Net Asset Value.

      (c) In accordance with Section 3.1(d), Borrower shall provide the Lender a calculation of Borrowing Base A on the Borrowing Base Report. In the event, at any time, the aggregate unpaid principal balance of Loans plus the outstanding Credits pursuant to Revolving Facility A exceeds Borrowing Base A calculated as described in 3.10(a) above, (i) in the event such excess is occasioned by the sale of one or more Portfolio Investments, the Borrower will cause the proceeds of such sale to be applied to reduce the Revolving Facility A until the amount of such excess is eliminated and (ii) in the event such excess is not occasioned by the sale of Portfolio Investments, the Borrower will promptly, but in any event no later than within twenty (20) Business Days, reduce the indebtedness under the Revolving Facility A until the amount of such excess is eliminated, provided that in the event the outstanding balance pursuant to Revolving Facility A exceeds 75% of the Current Fair Market Value of the Eligible Public Securities, Borrower shall be required to repay such excess within ten (10) Business Days of the occurrence of such event.

      (d) In accordance with Section 3.1(d), Borrower shall provide the Lender a calculation of Borrowing Base B on the Borrowing Base Report. In the event, at any time, the aggregate unpaid principal balance of Loans pursuant to Revolving Facility B exceeds the Borrowing Base B calculated as described in 3.10(b) above, (i) in the event such excess is occasioned by the sale of one or more Portfolio Investments, the Borrower will cause the proceeds of such sale to be applied to reduce the Revolving Facility B until the amount of such excess is eliminated and (ii) in the event such excess is not occasioned by the sale of Portfolio Investments, the Borrower will promptly, but in any event no later than within twenty (20) Business Days, reduce the indebtedness under the Revolving Facility B until the amount of such excess is eliminated, provided that in the event the outstanding balance pursuant to Revolving Facility B exceeds 50% of the Current Fair Market Value of the Eligible Other Securities, Borrower shall be required to repay such excess within ten (10) Business Days of the occurrence of such event.

      (e) If the Borrower (i) is required by any Portfolio Lender to pledge or otherwise encumber any note receivable, common or preferred stock, option, warrant or other investment property, instrument, chattel paper or general intangible owned by Borrower and issued by the Person to whom the Portfolio Lender has made, or proposes to make, a loan or loans (or a Person (other than the Borrower) which owns, or is owned by, such Person) or (ii) is prohibited by any Portfolio Lender from pledging any such note receivable, common or preferred stock, option, warrant or other investment property instrument, chattel paper or general intangible to the Lender, the Borrower, by notice in writing to the Lender, may designate such asset as an Excluded Portfolio Investment; provided, however, that if such requirement and such prohibition terminate, such asset will no longer be an Excluded Portfolio Investment; provided, further, that no such asset may be designated as an Excluded Portfolio Investment if as a result of such designation (x) the aggregate indebtedness incurred pursuant to Revolving Facility A exceeds Borrowing Base A or the aggregate indebtedness incurred pursuant to Revolving Facility B exceeds Borrowing Base B or (y) (I) the aggregate investment made by the Borrower in Excluded Portfolio Investments outstanding on the date of such designation plus the aggregate investment made or to be made in such assets as of such date would exceed (II) 20% of the sum of the amount in clause (I) above plus the Net Asset Value as of such date (or for the most recent date for which Net Asset Value has been calculated by the Borrower). For the purposes of clause (y)(I) above, each investment shall be valued at its original cost without taking into account any subsequent increase or decrease in the carrying value of such investment as a result of income or loss attributable to such investment after the time of its acquisition. Notwithstanding any other provision of this Agreement or any Security Instruments to the contrary, Lender shall not have a lien or a security interest in any Excluded Portfolio Investment and shall execute such instruments as Borrower or any Portfolio Lender may reasonably request to reflect that the Lender has no interest therein.

                        SECTION 4.  NEGATIVE COVENANTS
                        ------------------------------

      In the absence of a written consent from Lender (in the manner hereinafter provided), so long as any part of the Indebtedness shall remain unpaid or the Lender has a commitment to the Borrower hereunder:

      4.1 GUARANTEES AND DEBTS. The Borrower will not incur any Funded Debt or guarantee any Debt, except that the foregoing restrictions shall not apply to:

            (a) the Notes, Credits, and other obligations or liabilities pursuant to this Agreement or the Security Instruments;

            (b) indebtedness for borrowed money and capitalized lease obligations not to exceed, in the aggregate, $500,000 outstanding at any time; and

            (c) guaranties of obligations of Persons who have issued one or more of the Portfolio Investments.

      4.2 DIVIDENDS AND REDEMPTION. The Borrower will not declare or pay dividends (other than a dividend payable solely in stock of the Borrower) or make any other distribution on account of, or purchase, acquire, redeem or retire any stock of the Borrower other than retirement of outstanding common stock of the Borrower upon conversion to other common or preferred stock of the Borrower, whether now or hereafter outstanding other than (i) the payment of cash dividends in an amount not to exceed the greater of (y) the sum of Borrower's taxable net investment income plus Borrower's taxable net capital gains in any fiscal year and (z) $.50 per share in any fiscal year, and (ii) purchase, acquisition, redemption or retirement of outstanding common stock provided that neither before nor after the payment of such cash dividend or such purchase, acquisition, redemption or retirement a Default or Event of Default exists hereunder.

      4.3 MERGERS, ETC. The Borrower will not merge or consolidate with any other corporation. The Borrower will not liquidate or dissolve.

      4.4 ENCUMBRANCES. The Borrower will not create, incur, assume or permit to exist any mortgage, pledge, lien or encumbrance on any of the Portfolio Investments except that the foregoing restrictions shall not apply to:

            (a) liens for taxes not yet due or which are being diligently contested in good faith by appropriate proceedings;

            (b) liens required by this Agreement or any of the Security Instruments;

            (c) judgments in existence less than 30 days after the entry thereof or with respect to which execution has been properly stayed; and

            (d) encumbrances consisting of trading restrictions imposed by law and restrictions imposed by contract upon the ability of Borrower to dispose of the Collateral without complying with one or more requirements regarding the sale thereof.

      As to the liens and encumbrances permitted pursuant to paragraph (a) above, Borrower's right to contest diligently in good faith by appropriate proceedings is conditioned upon the Borrower setting up appropriate reserves under generally accepted accounting principles and upon stay of levy and execution thereon.

      4.5 SALE OF ASSETS. The Borrower will not sell, transfer or otherwise dispose of any of its assets except in the ordinary course of business (which shall specifically include the disposition of Portfolio Investments from time to time, but not in bulk). Notwithstanding any provision hereof or of the Security Instruments to the contrary, so long as neither before nor after such sale no Default or Event of Default exists or would exist, Borrower may sell Portfolio Investments in the ordinary course of business, and upon any such sale the security interest granted to Lender in such Portfolio Investments shall terminate and be of no further force and effect, and Lender shall deliver to Borrower (or to a broker designated by Borrower) the certificate or certificates representing such Portfolio Investments and, at Borrower's request and expense, shall execute such releases and other instruments as Borrower may reasonably request to reflect the release of such Portfolio Investments from the lien and security interest created hereby provided that to the extent proceeds are required to be applied to the Revolving Notes pursuant to Section 3.10(c) or
Section 3.10(d), such proceeds are so applied.

      4.6 TRANSACTIONS WITH AFFILIATES. Borrower will not enter into transactions with an Affiliate (other than a Person in whom the Borrower has made an Investment) which is not in an arms-length basis comparable to the terms which would apply to a transaction with a bona-fide third party.

      4.7 VALUATION PROCEDURES. Unless otherwise required by the Securities and Exchange Commission or by generally accepted accounting principles, Borrower will not change, in any material respect, its methodology for determining the fair market value of Eligible Other Securities and Eligible Public Securities.

                  SECTION 5.  EVENTS OF DEFAULT AND REMEDIES
                  ------------------------------------------

      5.1 EVENTS OF DEFAULT. Any of the following events which shall occur and be continuing shall be considered an Event of Default as that term is used herein:

            (a) Borrower does not (i) pay within five (5) days of when due any installment of principal or interest of the Revolving Notes (ii) pay when due any amount owing pursuant to the Facility C Note, (iii) pay when due any amount due pursuant to Section 3.10(c) and 3.10(d), or (iv) provide cash collateral to fully secure unexpired Credits on the Maturity Date;

            (b) Borrower does not pay at the scheduled maturity (but after expiration of any grace period applicable to such maturity) or when due whether by acceleration or otherwise (subject to applicable grace periods) all or any part of any Funded Debt of the Borrower to any other person or entity;

            (c) The Borrower shall fail or refuse to furnish to the Lender any information, data, certificate, or other document required by Section 3.1
      (b) through (f) of this Agreement at the times required thereby and such failure or refusal continues for ten (10) days (as to the information required by Section 3.1(d) or 3.1(f)) or for thirty (30) days as to information required by the balance of such section or Borrower fails or refuses to provide any other information, data, certificate or other document within thirty (30) days after Lender's request therefor;

            (d) The Borrower does not comply with or fails in the performance of any covenant contained in Section 3 of this Agreement (other than delivery of information which shall be governed by Section 5.1(c) hereof and the provisions of Section 3.10 which shall be governed by Section 5.1(a)), or contained in any of the Security Instruments to be kept or performed by the Borrower or any Subsidiary for a period of more than thirty (30) days after written notice of such violation is given by Lender to Borrower;

            (e) The Borrower does not comply with or fails in the performance of any covenant contained in Section 4 of this Agreement to be kept or performed by the Borrower;

            (f) Any representation or warranty made by the Borrower herein or in any of the Security Instruments proves to have been untrue in any material respect, or any representation, statement (including financial statements), certificate or data furnished or prepared and made available by the Borrower to Lender hereunder proves to have been untrue in any material respect, as of the date as of which the facts therein set forth were stated or certified;

            (g) The Borrower shall discontinue business, or the Borrower shall
      (i) make a general assignment for the benefit of creditors, or (ii) apply for or consent to the appointment of a receiver, a trustee or liquidator of itself or of all or a substantial part of its assets, or (iii) be adjudicated a bankrupt or insolvent, or (iv) file a voluntary petition in bankruptcy or file a petition or answer seeking reorganization or an arrangement with creditors or seeking to take advantage of any other law (whether federal or state) relating to relief of debtors, or admit (by answer, by default or otherwise) the material allegations of a petition filed against it in any bankruptcy, reorganization, arrangement, insolvency or other proceedings (whether federal or state) relating to relief of debtors, or (v) suffer or permit to continue unstayed and in effect for sixty (60) consecutive days any judgment, decree or order, entered by a court of competent jurisdiction, which approves a petition seeking reorganization of the Borrower or appoints a receiver, trustee or liquidator of the Borrower or of all or a substantial part of its assets, or (vi) take or omit to take any action for the purpose or with the result of effecting or permitting any of the foregoing.

      5.2 REMEDIES. Upon the happening of an Event of Default specified in
Section 5.1(g), immediately and without notice, and upon the happening and during the continuance of any other Default or Event of Default specified in
Section 5.l, at the option of the Lender, without notice to Borrower, Lender may declare any commitment hereunder cancelled and cease advances thereunder, and/or upon the happening of an Event of Default specified in Section 5.1(g), immediately and without notice, and otherwise, at the option of the Lender, upon notice to Borrower, Lender may declare the entire aggregate principal amount of the Notes then outstanding and the interest accrued thereon immediately due and payable without further notice and without presentment, demand, protest, notice of protest or other notice of default or dishonor of any kind, all of which are hereby expressly waived by the Borrower and require Borrower to cash secure all outstanding Credits.

                              SECTION 6.  CLOSING
                              -------------------
      The closing of the loans and the commencement of advances pursuant to the Credit Facility contemplated hereby shall be subject to the satisfaction of the following conditions:

      6.1 COUNSEL TO LENDER. All legal matters incident to the transactions herein contemplated shall be satisfactory to Gardere Wynne Sewell & Riggs, LLP, counsel to the Lender.

      6.2 REQUIRED DOCUMENTS. The Lender shall have received executed copies of the following closing documentation:

            (a)   This Agreement;
            (b)   The Revolving Note A
            (c)   The Revolving Note B;
            (d)   The Facility C Note;
            (e)   The Ratification of Security Agreement;
            (f)   The Notice of Final Agreement; and
            (g) Such other documentation as Lender may require, including without limitation the documentation set forth on Exhibit "6.2".

      6.3 OTHER CONDITIONS. Other conditions and/or documentation have been completed and/or executed in a manner satisfactory to Lender in its sole discretion.

                           SECTION 7.  MISCELLANEOUS

      7.1 SURVIVAL OF VARIOUS MATTERS. All representations and warranties of the Borrower and its Subsidiaries herein shall be deemed remade as of the date of any borrowing hereunder, and all covenants and agreements herein not fully performed before the date of this Agreement, shall survive such date.

      7.2 NOTICES. All notices, requests, demands and other communications required or permitted hereunder shall be in writing and may be personally served or sent by telex, telecopier, mail or the express mail service of the United States Postal Service, Federal Express or other equivalent overnight or expedited delivery service and (i) if given by personal service, telex (confirmed by telephone) or telecopier (confirmed by telephone), it shall be deemed to have been given upon receipt, (ii) if sent by telex or telecopier without telephone confirmation, it shall be deemed to have been given twenty-four (24) hours after being sent, (iii) if sent by mail, it shall be deemed to have been given upon receipt and (iv) if sent by Federal Express, the Express Mail Service of the United States Postal Service or other equivalent overnight or expedited delivery service, it shall be deemed given twenty-four
(24) hours after delivery to such overnight or expedited delivery service, delivery charges prepaid and properly addressed to Borrower or Lender, as the case may be. For purposes hereof, the address of Borrower and Lender shall be as follows:

      BORROWER:

            Equus II Incorporated
            2727 Allen Parkway Suite 2500
            Houston, Texas  77019
            Attention: Nolan Lehmann
            Fax No.:  (713) 529-9545

            with a copy to:

            Porter & Hedges, LLP
            700 Louisiana, Suite 3500
            Houston, Texas 77002
            Attention:  William W. Wiggins, Jr.
            Fax No.: (713) 228-4935

      LENDER:

            NATIONSBANK, N.A., d/b/a BANK OF AMERICA, N.A.
            700 Louisiana
            Houston, Texas  77002
            Attention:  Larry B. Bell
            Fax No.:  (713) 247-7150

            with a copy to:

            Gardere Wynne Sewell & Riggs, LLP
            1000 Louisiana, Suite 3400
            Houston, Texas  77002
            Attention:  Mr. Robert W. Bramlette

            Fax No.:  (713) 276-5555

Any party may, by proper written notice hereunder to the other parties, change the address to which notices shall thereafter be sent to it.

      7.3 SUCCESSORS AND ASSIGNS. All covenants and agreements herein contained by or on behalf of the Borrower shall bind its successors and assigns and shall inure to the benefit of the Lender and its successors and assigns and all covenants and agreements herein contained by or on behalf of the Lender shall bind the Lender and its successors and assigns.

      7.4 RENEWALS. All provisions of this Agreement relating to the Notes shall apply with equal force and effect to each and all promissory notes hereafter executed which in whole or in part represent a renewal, extension or rearrangement of any part of the Indebtedness originally represented by the Notes.

      7.5 NO WAIVER. No course of dealing on the part of the Lender or its officers or employees, or any failure or delay by the Lender with respect to exercising any right, power or privilege of the Lender under this Agreement, the Notes, or Security Instruments, shall operate as a waiver thereof. The rights and remedies of the Lender under this Agreement, the Notes, and the Security Instruments shall be cumulative and the exercise or partial exercise of any such right or remedy shall not preclude the exercise of any other right or remedy.

      7.6 GOVERNING LAW. This Agreement and the Notes which may be issued hereunder shall be deemed to be contracts made under and shall be construed in accordance with and governed by the laws of the State of Texas.

      7.7 NON-SUBORDINATION. The Notes shall never be in a position subordinate to any indebtedness owing to any other creditor of the Borrower or its Subsidiaries, except to the extent that such other creditor may hold a lien or liens on specific assets of the Borrower or its Subsidiaries pursuant to the terms hereof or with the knowledge and written consent of the Lender.

      7.8 EXHIBITS. The Exhibits attached to this Agreement are incorporated herein for all purposes, and shall be considered a part of this Agreement. Those exhibits are: Borrowing Application - Exhibit "1.3.1"; Revolving Note-A Exhibit "1.3.2"; Revolving Note-B - "Exhibit "1.4"; Facility C Note - Exhibit "1.5"; Portfolio Investments - Exhibit "2.4"; Certificate of Compliance Exhibit "3.7"; Borrowing Base Report - Exhibit "3.10"; and Closing Requirements Exhibit "6.2".

      7.9 PAYMENT ON NON-BUSINESS DAYS. Whenever (i) any payment to be made hereunder or under the Notes or (ii) any certificate, report or financial statement is due on a day that is a Saturday, Sunday or banking holiday under the laws of the State of Texas, such payment shall be made on the next succeeding day which is not a Saturday, Sunday or banking holiday under the laws of the State of Texas and such extension of time shall be included in the computation of interest due with such payment.

      7.10 SEVERABILITY. In the event any one or more of the provisions contained in this Agreement, the Notes, or the Security Instruments, or in any other instrument referred to herein or executed in connection with or as security for the Notes shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, the Notes, or the Security Instruments, or any other instrument referred to herein or executed in connection with or as security for the Notes. Furthermore, in lieu of such invalid, illegal or unenforceable provision, there shall automatically be added a provision as similar in terms to such invalid, illegal or unenforceable provision as may be possible and as may be valid, legal and enforceable.

      7.11 CONTROLLING DOCUMENT. Should a direct conflict exist between the specific terms of the Notes, this Agreement or any of the Security Instruments, the Notes shall control over this Agreement and the Security Instruments, and this Agreement shall control over the Security Instruments and the exhibits attached to this Agreement.

      7.12 SAVINGS CLAUSE. Nothing contained in this Agreement or in the Notes or in any other agreement or undertaking relating hereto shall be construed to obligate Borrower, under any circumstances whatsoever, to pay interest in excess of the maximum rate that Borrower may pay pursuant to applicable law and in regard to which Borrower would be prohibited from successfully raising the claim or defense of usury (the "Maximum Rate"). In the event that any sums received from Borrower are at any time under applicable law deemed or held to provide a rate of interest in excess of the Maximum Rate, the effective rate of interest on the loans hereunder shall be deemed reduced to and shall be the Maximum Rate and the Borrower and all sureties, endorsers and guarantors shall accept as their sole remedy under such circumstances either the return of any sums of interest which may have been collected and which produced a rate in excess of the Maximum Rate, or the application of those sums as a credit against the unpaid principal amount of the loan, whichever remedy may be elected by Lender. In addition, in the event that the Notes are prepaid or the maturity of the Notes is accelerated by reason of election by Lender hereunder, then all unearned interest shall either be cancelled or, if theretofore paid, shall either be returned to Borrower or credited on the unpaid principal amount due under the Notes, whichever action may be elected by Lender.

      7.13 INVESTMENT. Lender represents that it is the present intention of Lender to acquire the Notes for its own account for the purpose of investment and not with a view to the distribution or sale thereof, subject, nevertheless, to the necessity that Lender remain in control at all times of the disposition of property held by it for its own account; it being understood that the foregoing representation shall not affect the character of the loans pursuant to this Agreement as commercial lending transactions, and that Lender may grant a participation interest in the Notes in the ordinary course of business.

      7.14 SET OFF. Upon the occurrence and during the continuance of any Event of Default, the Lender is hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Lender to or for the credit or the account of the Borrower against any and all of the Indebtedness, irrespective of whether or not the Lender shall have made any demand under this Agreement and although such obligations may be unmatured. The Lender agrees promptly to notify the Borrower after any such set off and application made by the Lender, provided that the failure to give such notice shall not affect the validity of such set off and application. The rights of the Lender under this Section are in addition to other rights and remedies (including, without limita tion, other rights of set off) which the Lender may have.

      7.15 INDEMNITY. BORROWER AGREES TO INDEMNIFY AND HOLD LENDER AND ITS OFFICERS, EMPLOYEES, DIRECTORS AND AGENTS HARMLESS AGAINST ALL CLAIMS, DAMAGES, LIABILITIES AND EXPENSES WHICH MAY BE ASSERTED AGAINST LENDER IN CONNECTION WITH OR ARISING OUT OF ANY INVESTIGATION, LITIGATION OR PROCEEDING RELATED TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OTHER THAN CLAIMS ARISING FROM SUCH INDEMNIFIED PARTY'S GROSS NEGLIGENCE OR WILLFUL MISCONDUCT.

      7.16 ARBITRATION. If any dispute arises among Borrower and Lender under this Agreement or under any of the Security Documents, then such dispute shall be resolved by binding arbitration in accordance with the Arbitration Program described on Exhibit "7.16" attached hereto.

      7.17 CHANGE OF ADVISORS. If, at any time while the Notes have any amount outstanding or the Lender has a commitment hereunder, either Equus Capital Management Corporation or Equus Capital Corporation cease to serve in their current management and advisory capacities; a "Change of Advisors" shall be deemed to have occurred. The Borrower shall promptly, but in any event within ten (10) days give written notice to Lender upon obtaining knowledge of an event which is or would constitute the occurrence of a Change of Advisors. Lender shall, upon the happening of a Change of Advisors, have the privilege of declaring the Revolving Note to be due and payable on a date not earlier than sixty (60) days from the date of the exercise of said privilege. All Notes then outstanding shall thereupon become due and payable on the date specified in the notice sent to the Borrower by Lender including the principal amount thereof plus accrued interest thereon to the accelerated maturity date and any amounts owed by Borrower to Lender pursuant to this Agreement or the Security Instruments and all Credits shall be required to be secured by cash collateral.

      7.18  WAIVER OF JURY TRIAL, ETC.

      EACH PARTY HERETO HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER THIS AGREEMENT OR ANY OF THE OTHER DOCUMENTS RELATED TO THIS AGREEMENT OR IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO IN RESPECT OF THIS AGREEMENT OR ANY OF THE OTHER DOCUMENTS RELATED TO THIS AGREEMENT OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER IN CONTRACT, TORT, EQUITY OR OTHERWISE. EACH PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OF A COPY OF THIS AGREEMENT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

      IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed in multiple counterparts, each of which is an original instrument for all purposes, all as of the day and year first above written.

      THE WRITTEN LOAN AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE BORROWER AND THE LENDER AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREE MENTS OF THE BORROWER AND THE LENDER. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE LENDER AND THE BORROWER.

                                    EQUUS II INCORPORATED, a Delaware
                                        corporation

                                    By  /s/ PATRICK M. CAHILL
                                        Patrick M. Cahill
                                        Vice President


                                    NATIONSBANK, N.A., d/b/a BANK OF
                                    AMERICA, N.A.

                                    By   /s/ LARRY B. BELL
                                         Larry B. Bell
                                         Senior Vice President

                                EXHIBIT "1.3.1"
                               LOAN APPLICATION

                            ___________, 19___


TO:         ____________________________________________

FROM:       __________________


      1. Reference is made to that certain Loan Agreement, dated as of June 1, 1999 (the "Agreement"), between Equus II Incorporated, as Borrower, and NATIONSBANK, N.A. d/b/a BANK OF AMERICA, N.A. as Lender. All terms defined in such Agreement shall have the same meaning herein.

      2. Please be advised that during normal banking hours on ______, 19__ , Borrower shall borrow from Lender the aggregate principal sum of $ which, when borrowed, will cause the total outstanding principal amount of indebtedness pursuant to the Credit Facility plus outstanding Letters of Credit to be $_______.

      3. Borrower has not acquired knowledge of any event which would make any representation or warranty set forth in Section 2 of the Agreement untrue in any material respect except as such may have been superseded by information previously furnished to Lender, representations relating expressly to a given date and as follows:

      4. No Event of Default exists, and no event has occurred which with the lapse of time or notice or both could become an Event of Default.

      5. Please deposit the amount borrowed to Account #_____________________.


                                    Very truly yours,

                                    __________________________________

                                Exhibit "1.3.2"

                         P R O M I S S O R Y   N O T E

                              [REVOLVING NOTE-A]

$15,000,000                                                         June 1, 1999

      FOR VALUE RECEIVED, after date, without grace, in the manner, on the dates and in the amounts so herein stipulated, the undersigned, EQUUS II INCORPORATED, a Delaware corporation, acting by and through its duly authorized officer, ("Borrower"), PROMISES TO PAY TO THE ORDER OF NATIONSBANK, N.A. d/b/a BANK OF AMERICA, N.A. ("Lender"), in Houston, Harris County, Texas, the sum of FIFTEEN MILLION AND 00/100 DOLLARS ($15,000,000) or, if less, the aggregate unpaid principal amount of advances made by Lender to Borrower pursuant to this Note, in lawful money of the United States of America, which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, and to pay interest on the unpaid principal amount from date until maturity at a rate equal to, at Borrower's option (a) Lender's Prime Rate minus one-half of one percent (0.5%) per annum, floating daily (as defined in the Loan Agreement described herein) or (b) the Eurodollar Daily Floating Rate (as defined in the Loan Agreement described herein) plus 1.65% per annum (each the "Stated Rate"), not to exceed the maximum non-usurious interest rate permitted by applicable law from time to time in effect as such law may be interpreted, amended, revised, supplemented or enacted ("Maximum Rate"), provided that if at any time the Stated Rate exceeds the Maximum Rate then interest hereon shall accrue at the Maximum Rate. In the event the Stated Rate subsequently decreases to a level which would be less than the Maximum Rate or if the Maximum Rate applicable to this Note should subsequently be changed, then interest hereon shall accrue at a rate equal to the applicable Maximum Rate until the aggregate amount of interest so accrued equals the aggregate amount of interest which would have accrued at the Stated Rate without regard to any usury limit, at which time interest hereon shall again accrue at the Stated Rate. This Note is payable as follows:

            Interest shall be due and payable quarterly as it accrues, on the last day of June, September, December and March, commencing June 30, 1999 and on the 1st day of June, 2000, when the entire balance of principal and accrued interest shall be due and payable.

      It is agreed that time is of the essence of this agreement. In the event of default in the payment of any installment of principal or interest when due or in the event of any other default hereunder, Lender may accelerate and declare this Note immediately due and payable without notice. Any failure to exercise this option shall not constitute a waiver by Lender of the right to exercise the same at any other time.

      In the event of default in the making of any payment herein provided, either of principal or interest, or in the event this Note is declared due, interest shall accrue at the Prime Rate plus 2% not to exceed the Maximum Rate.

      Borrower hereby agrees to pay all expenses incurred, including reasonable attorneys' fees, all of which shall become a part of the principal hereof, if this Note is placed in the hands of an attorney for collection or if collected by suit or through any probate, bankruptcy or any other legal proceedings.

      Interest charges will be calculated on amounts advanced hereunder on the actual number of days these amounts are outstanding on the basis of a 360-day year, except for calculations of the Maximum Rate which will be on the basis of a 365-day or 366-day year, as is applicable. It is the intention of the parties hereto to comply with all applicable usury laws; accordingly, it is agreed that notwithstanding any provision to the contrary in this Note, or in any of the documents securing payment hereof or otherwise relating hereto, no such provision shall require the payment or permit the collection of interest in excess of the Maximum Rate. If any excess of interest in such respect is provided for, or shall be adjudicated to be so provided for, in this Note or in any of the documents securing payment hereof or otherwise relating hereto, then in such event (1) the provisions of this paragraph shall govern and control, (2) neither Borrower, endorsers or guarantors, nor their heirs, legal representatives, successors or assigns nor any other party liable for the payment hereof, shall be obligated to pay the amount of such interest to the extent that it is in excess of the Maximum Rate, (3) any such excess which may have been collected shall be either applied as a credit against the then unpaid principal amount hereof or refunded to Borrower, and (4) the provisions of this Note and any documents securing payment of this Note shall be automatically reformed so that the effective rate of interest shall be reduced to the Maximum Rate. For the purpose of determining the Maximum Rate, all interest payments with respect to this Note shall be amortized, prorated and spread throughout the full term of the Note so that the effective rate of interest on account of this
Note is uniform throughout the term hereof.

      Borrower agrees that the Maximum Rate to be charged or collected pursuant to this Note shall be the applicable indicated rate ceiling as defined in the Texas Finance Code, as supplemented by Article 5069-1D.003 of the Texas Credit Title, provided that Lender may rely on other applicable laws, including without limitation laws of the United States, for calculation of the Maximum Rate if the application thereof results in a greater Maximum Rate. Except as provided above, the provi sions of this Note shall be governed by the laws of the State of Texas.

      Each maker, surety, guarantor and endorser (i) waives demand, grace, notice, presentment for payment, notice of intention to accelerate the maturity hereof, notice of acceleration of the maturity hereof and protest, (ii) agrees that this Note and the liens securing its payment may be renewed, and the time of payment extended from time to time, without notice and without releasing any of the foregoing, and (iii) agrees that without notice or consent from any maker, surety, guarantor, or endorser, Lender may release any collateral which may from time to time be pledged to secure repayment of this Note, or may release any party who might be liable for this Note. Borrower grants to Lender a lien on any of Borrower's funds which may from time to time be deposited with Lender.

      Borrower may prepay this Note, in whole or in part, at any time prior to maturity without penalty, and interest shall cease on any amount prepaid. Any partial prepayment shall be applied toward the payment of the principal installments last maturing on the Note, that is, in the inverse order of maturity, without reducing the amount or time of payment of the remaining installments.

      The principal of this Note represents funds which Lender will advance to Borrower from time to time upon request of Borrower. Any part of the principal may be repaid by Borrower and thereafter reborrowed, provided the outstanding principal amount of this Note shall never exceed the face amount of this Note. Each advance shall constitute a part of the principal hereof and shall bear interest from the date of the advance. The provisions of Tex. Rev. Civ. Stat. Ann. art. 5069-15.01, ET SEQ., as may be amended, shall not apply to this Note or to any of the security documents executed in connection with this Note.

      This Note is the Revolving Note-A referred to in, is subject to, and is entitled to the benefits of, the Second Amended and Restated Loan Agreement dated June 1, 1999 between Borrower and Lender, as that Second Amended and Restated Loan Agreement may be amended, modified or supplemented from time to time (the "Loan Agreement"). The Loan Agreement contains, among other things, provisions for the acceleration of the maturity hereof upon the occurrence of certain stated events. This Note is given in renewal and extension of that certain promissory note of Borrower dated April 1, 1999 in favor of Lender and in the principal amount of $22,500,000, which was given in replacement, extension and reduction of that certain promissory note of Borrower dated November 5, 1998 in favor of Lender and in the principal amount of $22,500,000, which was given in replacement, extension and reduction of that certain promissory note of Borrower dated March 31, 1998 in favor of Lender and in the original principal amount of $30,000,000, which was given in increase, replacement and extension of that certain promissory note of the Borrower dated March 26, 1997, in favor of the Lender and in the original principal amount of $22,500,000, which was given in increase, replacement and extension of that certain promissory note of the Borrower dated March 18, 1996, in favor of the Lender and in the original principal amount of $12,500,000, and the liens securing payment thereof are not released but are hereby ratified and carried forward to secure this Note.

      This Note is entitled to the benefits of and security afforded by the Security Agreement- Pledge dated March 18, 1996 between Borrower and Lender, as that Security Agreement-Pledge may be ratified, amended, modified or supplemented from time to time. This Note is subject to the provisions contained in the foregoing security instrument which, among other things, provides for acceleration of the maturity hereof upon the occurrence of certain events.

      Borrower represents and warrants that this loan is for business, commercial, investment or similar purpose and not primarily for personal, family, household or agricultural use, as such terms are used in Chapter One of the Texas Credit Code.

                                       EQUUS II INCORPORATED,
                                       A DELAWARE CORPORATION

                                       By:___________________________________
                                            Patrick M. Cahill, Vice President

                                    Exhibit "1.4"

                            P R O M I S S O R Y   N O T E

                                [REVOLVING NOTE - B]

$25,000,000                                                         June 1, 1999

      FOR VALUE RECEIVED, after date, without grace, in the manner, on the dates and in the amounts so herein stipulated, the undersigned, EQUUS II INCORPORATED, a Delaware corporation, acting by and through its duly authorized officer ("Borrower"), PROMISES TO PAY TO THE ORDER OF NATIONSBANK, N.A. d/b/a BANK OF AMERICA, N.A. ("Lender"), in Houston, Harris County, Texas, the sum of TWENTY-FIVE MILLION AND 00/100 DOLLARS ($25,000,000) or, if less, the aggregate unpaid principal amount of advances made by Lender to Borrower pursuant to this Note, in lawful money of the United States of America, which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, and to pay interest on the unpaid principal amount from date until maturity at a rate equal to Lender's Prime Rate (as defined in the Loan Agreement described herein) plus one quarter percent (1/4%) per annum, floating daily ("Stated Rate"), not to exceed the maximum non-usurious interest rate permitted by applicable law from time to time in effect as such law may be interpreted, amended, revised, supplemented or enacted ("Maximum Rate"), provided that if at any time the Stated Rate exceeds the Maximum Rate then interest hereon shall accrue at the Maximum Rate. In the event the Stated Rate subsequently decreases to a level which would be less than the Maximum Rate or if the Maximum Rate applicable to this Note should subsequently be changed, then interest hereon shall accrue at a rate equal to the applicable Maximum Rate until the aggregate amount of interest so accrued equals the aggregate amount of interest which would have accrued at the Stated Rate without regard to any usury limit, at which time interest hereon shall again accrue at the Stated Rate. This
Note is payable as follows:

            Interest shall be due and payable quarterly as it accrues, on the last day of June, September, December and March, commencing June 30, 1999 and on the 1st day of June, 2000, when the entire balance of principal and accrued interest shall be due and payable.

      It is agreed that time is of the essence of this agreement. In the event of default in the payment of any installment of principal or interest when due or in the event of any other default hereunder, Lender may accelerate and declare this Note immediately due and payable without notice. Any failure to exercise this option shall not constitute a waiver by Lender of the right to exercise the same at any other time.

      In the event of default in the making of any payment herein provided, either of principal or interest, or in the event this Note is declared due, interest shall accrue at Prime Rate plus 2% not to exceed the Maximum Rate.

      Borrower hereby agrees to pay all expenses incurred, including reasonable attorneys' fees, all of which shall become a part of the principal hereof, if this Note is placed in the hands of an attorney for collection or if collected by suit or through any probate, bankruptcy or any other legal proceedings.

      Interest charges will be calculated on amounts advanced hereunder on the actual number of days these amounts are outstanding on the basis of a 360-day year, except for calculations of the Maximum Rate which will be on the basis of a 365-day or 366-day year, as is applicable. It is the intention of the parties hereto to comply with all applicable usury laws; accordingly, it is agreed that notwithstanding any provision to the contrary in this Note, or in any of the documents securing payment hereof or otherwise relating hereto, no such provision shall require the payment or permit the collection of interest in excess of the Maximum Rate. If any excess of interest in such respect is provided for, or shall be adjudicated to be so provided for, in this Note or in any of the documents securing payment hereof or otherwise relating hereto, then in such event (1) the provisions of this paragraph shall govern and control, (2) neither Borrower, endorsers or guarantors, nor their heirs, legal representatives, successors or assigns nor any other party liable for the payment hereof, shall be obligated to pay the amount of such interest to the extent that it is in excess of the Maximum Rate, (3) any such excess which may have been collected shall be either applied as a credit against the then unpaid principal amount hereof or refunded to Borrower, and (4) the provisions of this Note and any documents securing payment of this Note shall be automatically reformed so that the effective rate of interest shall be reduced to the Maximum Rate. For the purpose of determining the Maximum Rate, all interest payments with respect to this Note shall be amortized, prorated and spread throughout the full term of the Note so that the effective rate of interest on account of this
Note is uniform throughout the term hereof.

      Borrower agrees that the Maximum Rate to be charged or collected pursuant to this Note shall be the applicable indicated rate ceiling as defined in the Texas Finance Code, as supplemented by Article 50691D.003 of the Texas Credit Title, provided that Lender may rely on other applicable laws, including without limitation laws of the United States, for calculation of the Maximum Rate if the application thereof results in a greater Maximum Rate. Except as provided above, the provisions of this Note shall be governed by the laws of the State of Texas.

      Each maker, surety, guarantor and endorser (i) waives demand, grace, notice, presentment for payment, notice of intention to accelerate the maturity hereof, notice of acceleration of the maturity hereof and protest, (ii) agrees that this Note and the liens securing its payment may be renewed, and the time of payment extended from time to time, without notice and without releasing any of the foregoing, and (iii) agrees that without notice or consent from any maker, surety, guarantor, or endorser, Lender may release any collateral which may from time to time be pledged to secure repayment of this Note, or may release any party who might be liable for this Note. Borrower grants to Lender a lien on any of Borrower's funds which may from time to time be deposited with Lender.

      Borrower may prepay this Note, in whole or in part, at any time prior to maturity without penalty, and interest shall cease on any amount prepaid. Any partial prepayment shall be applied toward the payment of the principal installments last maturing on the Note, that is, in the inverse order of maturity, without reducing the amount or time of payment of the remaining installments.

      The principal of this Note represents funds which Lender will advance to Borrower from time to time upon request of Borrower. Any part of the principal may be repaid by Borrower and thereafter reborrowed, provided the outstanding principal amount of this Note shall never exceed the face amount of this Note.

Each advance shall constitute a part of the principal hereof and shall bear interest from the date of the advance. The provisions of Tex. Rev. Civ. Stat. Ann. art. 5069-15.01, ET SEQ., as may be amended, shall not apply to this Note or to any of the security documents executed in connection with this Note.

      This Note is the Revolving Note-B referred to in, is subject to, and is entitled to the benefits of, the Second Amended and Restated Loan Agreement dated June 1, 1999 between Borrower and Lender, as that Second Amended and Restated Loan Agreement may be amended, modified or supplemented from time to time (the "Loan Agreement"). The Loan Agreement contains, among other things, provisions for the acceleration of the maturity hereof upon the occurrence of certain stated events. This Note is given in replacement of that certain promissory note of Borrower dated April 1, 1999 in favor of Lender and in the principal amount of $27,500,000, which was given in replacement, extension and increase of that certain promissory note of Borrower dated November 5, 1998 in favor of Lender and in the principal amount of $27,500,000, which was given in replacement, extension and increase of that certain promissory note of Borrower dated August 14, 1998 in favor of Lender and in the original principal amount of $20,000,000, which was given in replacement, extension and increase of that certain promissory note of Borrower dated March 31, 1998 in favor of Lender and in the original principal amount of $10,000 000, which was given in replacement and extension of that certain promissory note of the Borrower dated March 26, 1997 in favor of the Lender and in the original principal amount of $7,500,000, which was given in replacement and extension of that certain promissory note of the Borrower dated March 18, 1996 in favor of the Lender and in the original principal amount of $7,500,000, and the liens securing the payment thereof are not released but are hereby ratified and carried forward to secure this Note.

      This Note is entitled to the benefits of and security afforded by the Security Agreement-Pledge dated March 18, 1996 between Borrower and Lender, as that Security Agreement-Pledge may be ratified, amended, modified or supplemented from time to time. This Note is subject to the provisions contained in the foregoing security instrument which, among other things, provides for acceleration of the maturity hereof upon the occurrence of certain events.

      Borrower represents and warrants that this loan is for business, commercial, investment or similar purpose and not primarily for personal, family, household or agricultural use, as such terms are used in Chapter One of the Texas Credit Code.

                                       EQUUS II INCORPORATED,
                                       A DELAWARE CORPORATION

                                       By: ____________________________________
                                            Patrick M. Cahill, Vice President

                                    Exhibit "1.5"

                            P R O M I S S O R Y   N O T E

                                  [FACILITY C NOTE]

$100,000,000                                                        June 1, 1999

      FOR VALUE RECEIVED, after date, without grace, in the manner, on the dates and in the amounts so herein stipulated, the undersigned, EQUUS II INCORPORATED, a Delaware corporation, acting by and through its duly authorized officer ("Borrower"), PROMISES TO PAY TO THE ORDER OF NATIONSBANK, N.A. d/b/a BANK OF AMERICA, N.A. ("Lender"), in Houston, Harris County, Texas, the sum of ONE HUNDRED MILLION AND NO/100 DOLLARS ($100,000,000) or, if less, the aggregate unpaid principal amount of advances made by Lender to Borrower pursuant to this Note, in lawful money of the United States of America, which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, and to pay interest on the unpaid principal amount from date until maturity at a rate equal to Cash Collateral Account Rate plus one-half of one percent (0.5%) per annum, floating daily (as defined in, and subject to adjustment as set forth in Section 1.5(c) of, the Loan Agreement) ("Stated Rate"), not to exceed the maximum non-usurious interest rate permitted by applicable law from time to time in effect as such law may be interpreted, amended, revised, supplemented or enacted ("Maximum Rate"), provided that if at any time the Stated Rate exceeds the Maximum Rate then interest hereon shall accrue at the Maximum Rate. In the event the Stated Rate subsequently decreases to a level which would be less than the Maximum Rate or if the Maximum Rate applicable to this Note should subsequently be changed, then interest hereon shall accrue at a rate equal to the applicable Maximum Rate until the aggregate amount of interest so accrued equals the aggregate amount of interest which would have accrued at the Stated Rate without regard to any usury limit, at which time interest hereon shall again accrue at the Stated Rate. This Note is payable as follows:

            Interest shall be payable on the 15th day of each month and simultaneously with repayment of principal. Principal shall be payable on the fifth (5th) Business Day following each advance in an amount equal to such advance.

            The entire balance of principal and accrued interest shall be due and payable on June 1, 2000.

      It is agreed that time is of the essence of this agreement. In the event of default in the payment of any installment of principal or interest when due or in the event of any other default hereunder, Lender may accelerate and declare this Note immediately due and payable without notice. Any failure to exercise this option shall not constitute a waiver by Lender of the right to exercise the same at any other time.

      In the event of default in the making of any payment herein provided, either of principal or interest, or in the event this Note is declared due, interest shall accrue at Prime Rate plus two percent (2%) not to exceed the Maximum Rate.

      Borrower hereby agrees to pay all expenses incurred, including reasonable attorneys' fees, all of which shall become a part of the principal hereof, if this Note is placed in the hands of an attorney for collection or if collected by suit or through any probate, bankruptcy or any other legal proceedings.

      Interest charges will be calculated on amounts advanced hereunder on the actual number of days these amounts are outstanding on the basis of a 360-day year, except for calculations of the Maximum Rate which will be on the basis of a 365-day or 366-day year, as is applicable. It is the intention of the parties hereto to comply with all applicable usury laws; accordingly, it is agreed that notwithstanding any provision to the contrary in this Note, or in any of the documents securing payment hereof or otherwise relating hereto, no such provision shall require the payment or permit the collection of interest in excess of the Maximum Rate. If any excess of interest in such respect is provided for, or shall be adjudicated to be so provided for, in this Note or in any of the documents securing payment hereof or otherwise relating hereto, then in such event (1) the provisions of this paragraph shall govern and control, (2) neither Borrower, endorsers or guarantors, nor their heirs, legal representatives, successors or assigns nor any other party liable for the payment hereof, shall be obligated to pay the amount of such interest to the extent that it is in excess of the Maximum Rate, (3) any such excess which may have been collected shall be either applied as a credit against the then unpaid principal amount hereof or refunded to Borrower, and (4) the provisions of this Note and any documents securing payment of this Note shall be automatically reformed so that the effective rate of interest shall be reduced to the Maximum Rate. For the purpose of determining the Maximum Rate, all interest payments with respect to this Note shall be amortized, prorated and spread throughout the full term of the Note so that the effective rate of interest on account of this
Note is uniform throughout the term hereof.

      Borrower agrees that the Maximum Rate to be charged or collected pursuant to this Note shall be the applicable indicated rate ceiling as defined in the Texas Finance Code, as supplemented by Article 5069- 1D.003 of the Texas Credit Code, provided that Lender may rely on other applicable laws, including without limitation laws of the United States, for calculation of the Maximum Rate if the application thereof results in a greater Maximum Rate. Except as provided above, the provisions of this Note shall be governed by the laws of the State of Texas.

      As used in this Note, the term "Cash Collateral Account Rate" shall mean the interest rate actually earned by Borrower on investments in that certain Cash Collateral Account (as such term is defined in the Loan Agreement) during the period principal amounts are owed pursuant to this Note.

      Each maker, surety, guarantor and endorser (i) waives demand, grace, notice, presentment for payment, notice of intention to accelerate the maturity hereof, notice of acceleration of the maturity hereof and protest, (ii) agrees that this Note and the liens securing its payment may be renewed, and the time of payment extended from time to time, without notice and without releasing any of the foregoing, and (iii) agrees that without notice or consent from any maker, surety, guarantor, or endorser, Lender may release any collateral which may from time to time be pledged to secure repayment of this Note, or may release any party who might be liable for this Note. Borrower grants to Lender a lien on any of Borrower's funds which may from time to time be deposited with Lender.

      Borrower may prepay this Note, in whole or in part, at any time prior to maturity without penalty, and interest shall cease on any amount prepaid. Any partial prepayment shall be applied toward the payment of the principal installments last maturing on the Note, that is, in the inverse order of maturity, without reducing the amount or time of payment of the remaining installments.

      The principal of this Note represents funds which Lender will advance to Borrower from time to time upon request of Borrower. Any part of the principal may be repaid by Borrower and thereafter reborrowed, provided the outstanding principal amount of this Note shall never exceed the face amount of this Note. Each advance shall constitute a part of the principal hereof and shall bear interest from the date of the advance. The provisions of Tex. Rev. Civ. Stat. Ann. art. 5069-15.01, ET SEQ., as may be amended, shall not apply to this Note or to any of the security documents executed in connection with this Note.

      This Note is the Facility C Note referred to in, is subject to, and is entitled to the benefits of, the Second Amended and Restated Loan Agreement dated June 1, 1999 between Borrower and Lender, as that Second Amended and Restated Loan Agreement may be amended, modified or supplemented from time to time (the "Loan Agreement"). The Loan Agreement contains, among other things, provisions for the acceleration of the maturity hereof upon the occurrence of certain stated events. This Note is given in replacement and extension of that certain promissory Note of the Borrower dated April 1, 1999 in favor of the Lender in the original principal amount of $150,000,000, which was given in replacement and extension of that certain promissory Note of the Borrower dated March 31, 1998 in favor of the Lender in the original principal amount of $150,000,000, which was given in replacement and extension of that certain promissory Note of the Borrower dated September __, 1997 in favor of the Lender in the original principal amount of $150,000,000, which was given in replacement and extension of that certain promissory Note of the Borrower dated June 30, 1997 in favor of the Lender in the original principal amount of $90,000,000, which was given in replacement and extension of that certain promissory Note of the Borrower dated March 28, 1997 in favor of the Lender in the original principal amount of $65,000,000, which was given in replacement and extension of that certain promissory Note of the Borrower dated March 29, 1996 in favor of the Lender in the original principal amount of $65,000,000, and the liens securing the payment thereof are not released but are hereby ratified and carried forward as security for this Note.

      This Note is entitled to the benefits of and security afforded by the Security Agreement-Pledge (Facility C) dated March 29, 1996, between Borrower and Lender, as that Security Agreement-Pledge (Facility C) may be amended, modified or supplemented from time to time. This Note is subject to the provisions contained in the foregoing security instrument which, among other things, provides for acceleration of the maturity hereof upon the occurrence of certain events.

      Borrower represents and warrants that this loan is for business, commercial, investment or similar purpose and not primarily for personal, family, household or agricultural use, as such terms are used in Chapter One of the Texas Credit Code.

                                          EQUUS II INCORPORATED,
                                          A DELAWARE CORPORATION


                                          By: __________________________________
                                               Patrick M. Cahill, Vice President

                                   EXHIBIT 2.4
                                   -----------

                   PORTFOLIO INVESTMENTS - PUBLIC CORPORATIONS
                   -------------------------------------------


                                                                                           NUMBER OF
                                       DIRECTOR POSITIONS HELD       NUMBER OF         SHARES OF STOCK           NUMBER OF
                                         BY REPRESENTATIVE OF        SHARES OF          AUTHORIZED TO            SHARES OF
NAME OF ISSUING                           BORROWER OR ITS              STOCK               BE ISSUED           STOCK HELD BY
  CORPORATION      CLASSES OF STOCK          AFFILIATES             OUTSTANDING           (BY CLASS)              BORROWER
---------------    ----------------    -----------------------      -----------        -----------------       -------------

                            [TO BE PROVIDED BY EQUUS]

                                   EXHIBIT 2.4
                                   -----------
              PORTFOLIO INVESTMENTS - PUBLIC CORPORATIONS (CONT'D)
              ----------------------------------------------------

                                                                                          NUMBER OF SHARES
                   NUMBER OF                       CURRENT PUBLIC                         OF STOCK SOLD BY
                  REGISTERED                        INFORMATION                             BORROWER OR
DATE STOCK         SHARES OF     STOCK EXCHANGE    REQUIREMENTS         AVERAGE WEEKLY    AFFILIATE WITHIN
WAS ACQUIRED      STOCK HELD      (IF ANY) OR      OF RULE 144         TRADED VOLUME OF    PRECEDING THREE      ADDITIONAL
BY BORROWER       BY BORROWER        NASDAQ          SATISFIED               STOCK             MONTHS          INFORMATION
------------      -----------    --------------    --------------      ----------------   ----------------     -----------

                                   EXHIBIT 2.4
                                   -----------
                    PORTFOLIO INVESTMENTS - PRIVATE COMPANIES
                    -----------------------------------------

                     DIRECTOR POSITIONS
                     HELD BY REPRESENTA-                                                   NUMBER OF SHARES OF
NAME OF ISSUING    TIVE OF BORROWER OR ITS                         NUMBER OF SHARES      STOCK AUTHORIZED TO BE
  CORPORATION             AFFILIATES         CLASSES OF STOCK     STOCK OUTSTANDING         ISSUED (BY CLASS)
---------------    -----------------------   ----------------     -----------------    ------------------------

                            [TO BE PROVIDED BY EQUUS]

                                   EXHIBIT 2.4
                                   -----------
               PORTFOLIO INVESTMENTS - PRIVATE COMPANIES (CONT'D)
               --------------------------------------------------

NUMBER OF SHARES OF
 STOCK HELD BY               DATE STOCK WAS          ADDITIONAL
    BORROWER              ACQUIRED BY BORROWER      INFORMATION
-------------------       --------------------      -----------

                                 EXHIBIT "3.7"

                           CERTIFICATE OF COMPLIANCE
                           -------------------------

      In accordance with Section 3.7 of the Loan Agreement ("Loan Agreement") dated June 1, 1999, between NATIONSBANK, N.A. d/b/a BANK OF AMERICA, N.A. ("Lender") and Equus II Incorporated, ("Borrower"), I,_________________ , _____________of the Borrower do hereby certify that the following is true and correct as of _________, 19_______.

      1. To the best of my knowledge and belief, that the Borrower is not in default under the Loan Agreement, the Notes, and the Security Instruments.

      2. Attached is a list of Borrower's Portfolio Investments as of the end of the preceding fiscal quarter.

      The foregoing terms are used as defined in the Loan Agreement.



                                    ----------------------------------
                                    (Signature of Certifying Officer)

                                 EXHIBIT "3.10"
                              BORROWING BASE REPORT

                                     FORM OF
                           BORROWING BASE CERTIFICATE

NO. ____________________                           Dated ____________, 19_______

      In accordance with a loan agreement ("Agreement") dated June 1, 1999 between NATIONSBANK, N.A., d/b/a BANK OF AMERICA, N.A. ("Lender") and Equus II Incorporated ("Borrower"), I, ____________________________ of the Borrower hereby certify and warrant that the following schedule accurately states Borrower's Eligible Public Securities and Eligible Other Securities and Borrower's Borrowing Base A and Borrowing Base B as of the date hereof:

Borrowing Base A

1.    Eligible Public Securities                               $________________

                                                                       x     .50

2.    Adjusted Eligible Public Securities                      $________________

3.    Lesser of $15,000,000 and Line 2                         $________________

4.    Outstanding Principal Balance - Revolving Facility A     $________________

5.    Face Amount, Unexpired Credits - Revolving Facility A    $________________

6.    Sum of 4 + 5                                             $________________

7.    Availability - Revolving Facility A (Line 3 minus Line 6)$________________


Borrowing Base B

8.    Eligible Other Securities                                $________________

                                                                       x     .25

9.    Adjusted Eligible Other Securities                       $________________

10.   Amount by which Line 2 exceed $15,000,000                $________________

11.   Line 9 plus Line 10                                      $________________

12.   Lesser of $25,000,000 and Line 11                        $________________

13.   Outstanding Principal Balance - Revolving Facility B     $________________

14.   Availability - Revolving Facility B
      (Line 12 minus Line 13)                                  $________________

15.   Overall Facility Availability                                  $40,000,000

16.   Net Asset Value                                          $________________

                                                                       x.    .33

17.   Adjusted Net Asset Value                                 $________________

18.   Lesser of Line 15 and Line 17                            $________________

19.   Outstanding Usage Facility A (Line 6)                    $________________

20.   Outstanding Balance Facility B (Line 12)                 $________________

21.   Total Usage (Line 19 + 20)                               $________________

22.   Availability - Overall Facility (Line 18 minus Line 21)  $________________

23.   Availability - A (Lesser of 7 and 22)                    $________________

24.   Availability - B (Lesser of 14 and 22)                   $________________

      The Undersigned further certifies and covenants that there has been no material adverse change in the financial condition of Borrower from that shown by the financial statements furnished to Lender and to the best of his knowledge that no default under the Agreement is existing on the date of this certificate, and that the foregoing report is true and correct as of the date, and that the items mentioned herein constitute collateral in accordance with the terms of the Agreement.


                                          --------------------------------------
                                              Signature of Certifying Officer

                                          Title:________________________________

                                  Exhibit "6.2"

                              CLOSING REQUIREMENTS
                              --------------------

                    DOCUMENT                                      RESPONSIBILITY
                    --------                                      --------------

1. Promissory Note - A ($15,000,000.00) ..........................GWS&R

2. Promissory Note - B ($25,000,000.00) ..........................GWS&R

3. Promissory Note - C ($100,000,000.00)..........................GWS&R

4. Second Amended and Restated Loan Agreement ....................GWS&R

5. Ratification of Security Agreement-Pledge .....................GWS&R

6. Certified Resolutions/Incumbency ..............................EII

   a. Articles of Incorporation ..................................EII
   b. By-Laws ....................................................EII
   c. Resolution .................................................EII
   d. Incumbency .................................................EII

7. Certificate of Existence and Good Standing - Deleware .........P&H

8. Certificate of Authority - Texas ..............................P&H

9. Notice of Final Agreement .....................................GWS&R

10. Opinion of Counsel ...........................................P&H

11. Delivery of Collateral .......................................EII/BA

12. Stock Powers .................................................EII/BA

13. Regulation U-1 ...............................................BA

14. Updated Exhibit 2.4 ..........................................BA

GWS&R     -    Gardere Wynne Sewell & Riggs L.L.P.
BA        -    NationsBank, N.A. d/b/a Bank of America, N.A.
EII       -    Equus II Incorporated
P&H       -    Porter & Hedges

                                Exhibit "7.16"

                              ARBITRATION PROGRAM
                             ----------------------

MANDATORY ARBITRATION. Any controversy or claim between or among the parties hereto including but not limited to those arising out of or relating to this Agreement or any related agreements or instruments, including any claim based on or arising from an alleged tort, shall be determined by binding arbitration in accordance with the Federal Arbitration Act (or if not applicable, the applicable state law), the Rules of Practice and Procedure for the Arbitration of Commercial Disputes of Judicial Arbitration and Mediation Services, Inc. (J.A.M.S.), and the "Special Rules" set forth below. In the event of any inconsistency, the Special Rules shall control. Judgment upon any arbitration award may be entered in any court having jurisdiction. Any party to this Agreement may bring an action, including a summary or expedited proceeding, to compel arbitration of any controversy or claim to which this agreement applies in any court having jurisdiction over such action.

      1. SPECIAL RULES. The arbitration shall be conducted in the city of the Borrower's domicile at time of this Agreement's execution and administered by J.A.M.S. who will appoint an arbitrator; if J.A.M.S. is unable or legally precluded from administering the arbitration, then the American Arbitration Association will serve. All arbitration hearings will be commenced within 90 days of the demand for arbitration; further, the arbitrator shall only, upon a showing of cause, be permitted to extend the commencement of such hearing for up to an additional 60 days.

      2. RESERVATIONS OF RIGHTS. Nothing in this Agreement shall be deemed to
(i) limit the applicability of any otherwise applicable statutes of limitation or repose and any waivers contained in this Agreement; or (ii) be a waiver by Lender of the protection afforded to it by 12 U.S.C. Sec. 91 or any substantially equivalent state law; or (iii) limit the right of Lender (A) to exercise self help remedies such as (but not limited to) setoff, or (B) to foreclose against any real or personal property collateral, or (C) to obtain from a court provisional or ancillary remedies such as (but not limited to) injunctive relief or the appointment of a receiver. Lender may exercise such self help rights, foreclose upon such property, or obtain such provisional or ancillary remedies before, during or after the pendency of any arbitration proceeding brought pursuant to this Agreement. At Lender's option, foreclosure under a deed of trust or mortgage may be accomplished by any of the following: the exercise of a power of sale under the deed of trust or mortgage, or by judicial sale under the deed of trust or mortgage, or by judicial foreclosure. Neither the exercise of self help remedies nor the institution or maintenance of an action for foreclosure or provisional or ancillary remedies shall constitute a waiver of the right of any party, including the claimant in any such action, to arbitrate the merits of the controversy or claim occasioning resort to such remedies.

      No provision in the Security Documents regarding submission to jurisdiction and/or venue in any court is intended or shall be construed to be in derogation of the provisions in any Loan Document for arbitration of any controversy or claim.