Form 10-Q
period 1999-09-30
EQUUS II INC
filed 1999-11-10
CIK 878932

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19509

                             EQUUS II INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                76-0345915
      -------------------------------                -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      2929 Allen Parkway, Suite 2500
               HOUSTON, TEXAS                            77019-2120
      ------------------------------                     ----------
           (Address of principal                         (Zip Code)
            executive offices)

Registrant's telephone number, including area code: (713)  529-0900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $70,857,862 computed on the basis of $16.125 per share, closing price of the common stock on the New York Stock Exchange Inc. on November 8, 1999. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 5,602,462 shares of the registrant's common stock, $.001 par value, outstanding, as of November 8, 1999.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE

         Item 1. Financial Statements

                 Balance Sheets

                 -September 30, 1999 and December 31, 1998.....................1

                 Statements of Operations

                 - For the three months ended September 30, 1999 and 1998......2

                 - For the nine months ended September 30, 1999 and 1998.......3

                 Statements of Changes in Net Assets

                 - For the nine months ended September 30, 1999 and 1998.......4

                 Statements of Cash Flows

                 - For the nine months ended September 30, 1999 and 1998.......5

                 Selected Per Share Data and Ratios

                 - For the nine months ended September 30, 1999 and 1998 ......7

                 Schedule of Portfolio Securities

                 - September 30, 1999..........................................8

                 Notes to Financial Statements................................13

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................18

         Item 3. Quantitative and Qualitative  Disclosure about
                 Market Risk..................................................23

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.............................23

SIGNATURE.....................................................................24

PART I.   FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                     1999             1998
                                                                 -------------    -------------
ASSETS

Investments in portfolio securities at fair value
     (cost $111,599,229 and $109,937,121, respectively) ......   $ 121,477,506    $ 154,248,818
Temporary cash investments, at cost which
     approximates fair value .................................      35,041,492       60,214,266
Cash .........................................................           8,017           39,724
Accounts receivable ..........................................          45,569          393,235
Accrued interest receivable ..................................       1,924,762          675,851
Commitment fees ..............................................           3,125           31,250
                                                                 -------------    -------------

          Total assets .......................................     158,500,471      215,603,144
                                                                 -------------    -------------

LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ........................................         306,357          367,341
     Due to management company ...............................         558,926          580,775
     Notes payable to bank ...................................      45,850,000       98,500,000
                                                                 -------------    -------------

          Total liabilities ..................................      46,715,283       99,448,116
                                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares issued .........................            --               --
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 5,608,662 and 4,954,304 shares outstanding           5,608            4,954
     Additional paid-in capital ..............................      89,188,923       78,407,776
     Notes receivable from officers on sale of 654,358
        shares of common stock ...............................     (11,124,086)            --
     Undistributed net investment income .....................            --               --
     Undistributed net capital gains (losses) ................      23,836,465       (6,569,399)
     Unrealized appreciation of portfolio securities, net ....       9,878,277       44,311,697
                                                                 -------------    -------------

          Total net assets ...................................   $ 111,785,187    $ 116,155,028
                                                                 =============    =============

          Net assets per share ...............................   $       22.56    $       23.45
                                                                 =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                            1999            1998
                                                        ------------    ------------
Investment income:
     Income from portfolio securities ...............   $  1,196,829    $    927,246
     Interest from temporary cash investments .......         10,020          10,136
                                                        ------------    ------------

          Total investment income ...................      1,206,849         937,382
                                                        ------------    ------------

Expenses:
     Management fees ................................        558,926         600,841
     Director fees and expenses .....................         70,617          54,514
     Professional fees ..............................         43,751          67,033
     Administrative fees ............................         12,500          12,500
     Mailing, printing and other expenses ...........         18,078         104,583
     Interest expense ...............................        338,787         604,528
     Franchise taxes ................................          8,880           8,200
                                                        ------------    ------------

          Total expenses ............................      1,051,539       1,452,199
                                                        ------------    ------------

Net investment income (loss) ........................        155,310        (514,817)
                                                        ------------    ------------

Realized gain on sales of portfolio securities, net .     11,523,178         500,700
                                                        ------------    ------------

Unrealized appreciation of portfolio securities, net:
     End of period ..................................      9,878,277      38,133,819
     Beginning of period ............................     25,173,816      70,045,805
                                                        ------------    ------------

     Decrease in unrealized appreciation, net .......    (15,295,539)    (31,911,986)
                                                        ------------    ------------

     Total decrease in net assets from operations ...   $ (3,617,051)   $(31,926,103)
                                                        ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                            1999            1998
                                                        ------------    ------------
Investment income:
     Income from portfolio securities ...............   $  3,657,716    $  2,811,865
     Interest from temporary cash investments .......         46,386          35,164
                                                        ------------    ------------

          Total investment income ...................      3,704,102       2,847,029
                                                        ------------    ------------

Expenses:
     Management fees ................................      1,672,319       2,125,550
     Director fees and expenses .....................        208,792         185,904
     Professional fees ..............................        163,427         333,795
     Administrative fees ............................         37,500          37,500
     Mailing, printing and other expenses ...........         55,744         202,395
     Interest expense ...............................      1,826,036       1,269,206
     Franchise taxes ................................         82,569          98,078
                                                        ------------    ------------

          Total expenses ............................      4,046,387       4,252,428
                                                        ------------    ------------

Net investment loss .................................       (342,285)     (1,405,399)
                                                        ------------    ------------

Realized gain on sales of portfolio securities, net .     30,405,864       4,995,079
                                                        ------------    ------------

Unrealized appreciation of portfolio securities, net:
     End of period ..................................      9,878,277      38,133,819
     Beginning of period ............................     44,311,697      65,893,353
                                                        ------------    ------------

     Decrease in unrealized appreciation, net .......    (34,433,420)    (27,759,534)
                                                        ------------    ------------

     Total decrease in net assets from operations ...   $ (4,369,841)   $(24,169,854)
                                                        ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                          1999             1998
                                                      -------------    -------------
Operations:

     Net investment loss ..........................   $    (342,285)   $  (1,405,399)
     Realized gain on sales of portfolio
        securities, net ...........................      30,405,864        4,995,079
     Decrease in unrealized appreciation of
          portfolio secutities, net ...............     (34,433,420)     (27,759,534)
                                                      -------------    -------------

Decrease in net assets from operations ............      (4,369,841)     (24,169,854)
                                                      -------------    -------------

Capital share transactions:

    Shares issued through exercise of stock options      11,124,086             --
    Notes receivable from sale of 654,358
        shares of common stock ....................     (11,124,086)            --
    Dividends declared ............................            --           (132,677)
                                                      -------------    -------------

Decrease in net assets from
    capital share transactions ....................            --           (132,677)
                                                      -------------    -------------

Net decrease in net assets ........................      (4,369,841)     (24,302,531)

Net assets at beginning of period .................     116,155,028      144,470,752
                                                      -------------    -------------

Net assets at end of period .......................   $ 111,785,187    $ 120,168,221
                                                      =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                               1999              1998
                                                           -------------    -------------
Cash flows from operating activities:
     Interest and dividends received ...................   $   1,320,959    $   1,212,802
     Cash paid to management company, directors,
        bank and suppliers .............................      (4,101,095)      (4,405,132)
                                                           -------------    -------------

        Net cash used by operating activities ..........      (2,780,136)      (3,192,330)
                                                           -------------    -------------

Cash flows from investing activities:
     Purchase of portfolio securities ..................     (18,521,639)     (37,375,126)
     Proceeds from sales of portfolio securities .......      44,249,052       12,886,562
     Principal payments from portfolio companies .......       4,272,725        1,012,576
     Advance to portfolio company ......................         (24,483)            --
     Repayment of advance to portfolio company .........         250,000          250,000
                                                           -------------    -------------

        Net cash provided (used) by investing activities      30,225,655      (23,225,988)
                                                           -------------    -------------

Cash flows from financing activities:
     Advances from bank ................................     156,850,000      271,900,000
     Repayments to bank ................................    (209,500,000)    (239,525,000)
     Dividend payments .................................            --           (828,556)
                                                           -------------    -------------

        Net cash provided (used) by financing activities     (52,650,000)      31,546,444
                                                           -------------    -------------

Net increase (decrease) in cash and cash equivalents ...     (25,204,481)       4,878,126

Cash and cash equivalents at beginning of period .......      60,253,990       75,180,742
                                                           -------------    -------------

Cash and cash equivalents at end of period .............   $  35,049,509    $  80,058,868
                                                           =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                1999            1998
                                                            ------------    ------------
Reconciliation of decrease in net assets from
     operations to net cash used by operating activities:

Decrease in net assets from operations ..................   $ (4,369,841)   $(24,169,854)

Adjustments to reconcile decrease in net assets from operations to net cash used by operating activities:

     Realized gain on sale of portfolio securities, net .    (30,405,864)     (4,995,079)
     Decrease in unrealized appreciation, net ...........     34,433,420      27,759,534
     Accrued interest and dividends exchanged for
         portfolio securities ...........................     (1,134,232)     (1,376,305)
     Increase in accrued interest receivable ............     (1,248,911)       (257,922)
     Amortization of commitment fee .....................         28,125          18,750
     Decrease in accounts payable .......................        (60,984)        (49,941)
     Decrease in due to management company ..............        (21,849)       (121,513)
                                                            ------------    ------------

Net cash used by operating activities ...................   $ (2,780,136)   $ (3,192,330)
                                                            ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                                              1999       1998
                                                             ------     ------

Investment income ........................................   $ 0.75     $ 0.59

Expenses .................................................     0.82       0.88
                                                             ------     ------

     Net investment loss .................................    (0.07)     (0.29)

Realized gain on sale of portfolio securities, net .......     6.13       1.04

Decrease in unrealized appreciation
      of portfolio securities, net .......................    (6.95)     (5.75)
                                                             ------     ------

     Decrease in net assets from operations ..............    (0.89)     (5.00)

Capital share transactions:
     Dividends declared ..................................     --        (0.03)

Net assets at beginning of period ........................    23.45      29.92
                                                             ------     ------

Net assets at end of period ..............................   $22.56     $24.89
                                                             ======     ======

Ratio of expenses to average net assets ..................     3.55%      3.21%

Ratio of net investment loss to average net assets .......    (0.30)%    (1.06)%

Ratio of decrease in net assets from operations
     to average net assets ...............................    (3.83)%   (18.27)%

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                           DATE OF
            PORTFOLIO COMPANY                         INITIAL INVESTMENT      COST      FAIR VALUE
            -----------------                         ------------------   ----------   ----------
A. C. Liquidating Corporation .....................     February 1985
  -10% secured promissory notes ...................                        $  188,014   $     --

Allied Waste Industries, Inc. (NYSE - AW) .........       March 1989
  -900,000 shares of common stock .................                         3,121,565    9,940,219

Carruth-Doggett Industries, Inc. ..................     December 1995
  -10% senior subordinated promissory note ........                         2,250,000    2,250,000
  -Warrant to buy up to 33,333 shares of common ...                                           --
   stock at $0.01 per share through December 2005 .                              --      4,250,000
  -Warrant to buy up to 249 shares of common
   stock of CDE Corp. at $0.01 per share through
   December 2005 ..................................                              --           --
  -5,972 shares of common stock of
   CDR Fleet Services .............................                                60           60

CDI Rental Services ...............................     February 1999
  -10% senior subordinated promissory note ........                         2,000,000    2,000,000
  -Warrant to buy up to 12,500 shares of common
   stock at $0.01 per share through February 2009 .                              --           --
  -Warrant to buy up to 21,250 shares of common
   stock at $0.0127 per share through February 2009                              --           --

Champion Window, Inc. .............................        May 1999
  -1,400,000 shares of common stock ...............                         1,400,000    1,400,000
  -20,000 shares of preferred stock ...............                         2,000,000    2,000,000
  -12% Subordinated promissory note ...............                         3,500,000    3,500,000

Container Acquisition, Inc. .......................     February 1997
  -1,370,000 shares of common stock ...............                         1,370,000    3,870,000
  -58,223 shares of preferred stock ...............                         5,822,300    5,822,300
  -Conditional warrant to buy up to 370,588
    shares  of common stock at $0.01 per share
    through June 2003 .............................                             1,000        1,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                   DATE OF
            PORTFOLIO COMPANY                                 INITIAL INVESTMENT     COST     FAIR VALUE
            -----------------                                 ------------------   ---------   ---------
The Drilltec Corporation ..................................      August 1998
   -1,400,000 shares of common stock ......................                        1,400,000
   -62,450 shares of preferred stock ......................                        6,245,000        --
   -Prime + 9.75% promissory note .........................                          284,000     284,000
   -Warrant to buy 10% of the common equity
     for $100 through September 2002 ......................                             --          --

Drypers Corporation (NASDAQ - DYPR) .......................       July 1991
  -3,677,906 shares of common stock .......................                        9,328,556   9,696,569

Equicom, Inc. .............................................       July 1997
  -452,000 shares of common stock .........................                          141,250        --
  -657,611 shares of preferred stock ......................                        6,576,110   2,717,360
  -10% promissory note ....................................                        1,751,500   1,751,500

Garden Ridge Corporation (NASDAQ - GRDG) ..................       July 1992
  -474,942 shares of common stock .........................                          685,030   3,443,330

GCS RE, Inc. ..............................................     February 1989
  -1,000 shares of common stock ...........................                          132,910     300,000

Hot & Cool Holdings, Inc. .................................       March 1996
  -9% increasing rate subordinated
   promissory note ........................................                        1,075,000   1,075,000
  -10% subordinated notes .................................                        2,200,000   2,200,000
  -12% senior unsecured promissory note ...................                        1,000,000   1,000,000
  -12% promissory note ....................................                          500,000     500,000
  -19,665 shares of Series A 8% preferred stock ...........                          786,632     786,632
  -6,000 shares of Series B 8% preferred stock ............                          300,000     300,000
  -Warrants to buy up to 14,942 shares of common
    stock at $0.01 per share through March 2006 ...........                             --       280,000
  -Warrants to buy up to 16,316 shares of common
    stock at $26.00 per share through April, 2007 .........                             --          --

Stephen L. LaFrance Holdings, Inc. ........................     September 1997
  -2,498,452 shares of preferred stock ....................                        2,498,452   2,498,452
  -Warrant to buy 269 shares of common stock
    for $0.01 per share through September 2007 ............                             --     2,000,000

LG&E Energy Corp (NYSE - LGE) .............................       July 1999
  -121,504 shares of common stock .........................                        1,719,838   2,039,748
  -Earnout and escrow receivable ..........................                        3,754,199   6,800,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                          DATE OF
            PORTFOLIO COMPANY                        INITIAL INVESTMENT      COST      FAIR VALUE
            -----------------                        ------------------   ----------   ----------
NCI Building Systems, Inc. (NYSE - NCS) ..........       April 1989
  -200,000 shares of common stock ................                        $  159,784   $3,312,500

Paracelsus Healthcare Corporation (NYSE - PLS) ...     December 1990
  -2,018,213 shares of common stock ..............                         5,278,748    1,680,763

Petrocon Engineering, Inc. .......................     September 1998
  -887,338 shares of common stock ................                               635          635
  -8% Series B junior subordinated promissory note                         2,659,331    2,659,332
  -12% promissory note ...........................                         4,663,356    4,663,356
  -Warrant to buy up to 1,552,571 shares of common
    stock at $0.01 per share through March 2009 ..                              --           --

Raytel Medical Corporation (NASDAQ - RTEL) .......      August 1997
  -33,073 shares of common stock .................                           330,730       89,919

The ServiceMaster Company (NYSE - SVM) ...........        May 1999
  -Warrant to buy up to 29,411 shares of common
    stock at $51 per share through September 2001                               --           --

Sovereign Business Forms, Inc. ...................      August 1996
  -14,326 shares of preferred stock ..............                         1,432,600    1,432,600
  -15% promissory notes ..........................                           800,000      800,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006 ....                              --      1,440,818
  -Warrant to buy 25,070 shares of common stock
    at $1.25 per share through October 2007 ......                              --         59,182

Strategic Holdings, Inc. .........................     September 1995
  -3,089,751 shares of common stock ..............                         3,088,389    1,795,035
  -3,822,157 shares of Series B preferred stock ..                         3,820,624    3,820,624
  -15% promissory note ...........................                         6,750,000    6,750,000
  -Warrant to buy 225,000 shares of common
    stock at $0.4643 per share through August 2005                              --         26,249
  -Warrant to buy 100,000 shares of common stock
   at $1.50 per share through August 2005 ........                              --           --
  -Warrant to buy 2,219,237 shares of common
    stock at $0.01 per share through November 2005                              --      1,267,105
  -1,000 shares of SMIP, Inc. common stock .......                           150,000      150,000
  -15% promissory note of SMIP, Inc. .............                           175,000      175,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                  DATE OF
           PORTFOLIO COMPANY                                 INITIAL INVESTMENT       COST        FAIR VALUE
           -----------------                                 ------------------   ------------   ------------
Summit/DPC Partners, L.P. ................................      October 1995
  -36.11% limited partnership interest ...................                           2,600,000      5,500,000

Travis International, Inc. ...............................     December 1986
  -98,761 shares of common stock .........................                               5,398      1,000,000

Tulsa Industries, Inc. ...................................     December 1997
  -27,500 shares of common stock .........................                              33,846           --
  -546,615 shares of Series A preferred stock ............                           5,466,154           --
  -8.75% junior participation in promissory note .........                             655,769        655,769
  -Warrant to buy 31,731 shares of common
   stock at $0.001 per share .............................                                --             --

Turfgrass America, Inc. ..................................        May 1999
   -3,167,756 shares of common stock .....................                             600,000        600,000
   -12% Subordinated promissory note .....................                           3,400,000      3,400,000

United Industrial Services, Inc. .........................       July 1998
  -35,000 shares of preferred stock ......................                           3,500,000      3,500,000
  -Warrant to buy 63,637 shares of common
    stock at $0.01 through June 2008 .....................                                 100            100

VRPI Spin Off, Inc. ......................................      January 1988
  -100 shares of common stock ............................                             250,000        250,000
  -10% secured promissory note ...........................                           2,672,349      2,672,349
  -12% secured promissory note ...........................                           1,050,000      1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation ...............................                              25,000         20,000
                                                                                  ------------   ------------

     Total ...............................................                        $111,599,229   $121,477,506
                                                                                  ============   ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

       Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

       In connection with the investments in Allied Waste Industries, Inc. Container Acquisition, Inc., The Drilltec Corporation, Drypers Corporation, Hot & Cool Holdings, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Turfgrass America, Inc. and United Industrial Services, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

       As defined in the Investment Company Act of 1940, at September 30, 1999, the Fund was considered to have a controlling interest in Carruth-Doggett Industries, Inc., CDI Rental Services, Champion Window Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., Hot & Cool Holdings, Inc., Petrocon Engineering, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Tulsa Industries, Inc., United Industrial Services, Inc. and VRPI Spin Off, Inc. The fair values of certain of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at September 30, 1999. Such discounts, shown in the following table, total $2,554,452 or $0.52 per share as of September 30, 1999:

                                                  Discount From
                                                   Market Value
                                                  --------------
       Allied Waste Industries, Inc.              $      578,531
       Drypers Corporation                             1,222,398
       LG&E Energy Corp                                  542,212
       Parcelsus Healthcare Corporation                  211,311
                                                  --------------
         Total Discount                           $    2,554,452
                                                  ==============

       Income was earned in the amount of $3,216,189 and $1,958,751 for the nine months ended September 30, 1999 and 1998, respectively, on portfolio securities of companies in which the Fund had a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Garden Ridge Corporation, Raytel Medical Corporation and Summit/DPC Partners, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 93% of the total value of the investments in portfolio companies at September 30, 1999.

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $37,500 is included in the accompanying Statements of Operations for each of the nine months ended September 30, 1999 and 1998. The Management Company is controlled by a privately-owned corporation.

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

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $114,631,757 (including $23,357,299 in publicly-traded securities, net of a $2,554,452 Valuation Discount) and $143,689,403 (including $40,505,183 in publicly-traded securities, net of a $4,382,822 Valuation Discount) at September 30, 1999 and December 31, 1998, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

      On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including BARRON'S and THE WALL STREET JOURNAL and on the Fund's website, www.equuscap.com.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for federal income tax purposes from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. In December 1998, the Fund distributed taxable net capital gains of $3,127,756 for the ten months ended October 31, 1998. The Fund had $6,558,635 in undistributed net capital losses for the period from November 1, 1998 to December 31, 1998. For the nine months ended September 30, 1999, the Fund realized net capital gains of $30,405,864. Therefore, for tax purposes, the Fund had net capital gains of $23,847,229 for the eleven months ended September 30, 1999 of the 1999 tax year. The Fund had a net investment loss for tax purposes for the nine months ended September 30, 1999 and 1998. Therefore no investment income was distributed.

      The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes for the nine months ended September 30, 1999 and 1998.

                                                      1999           1998
                                                  ------------   -----------
      Net realized gain on the sales
        of portfolio securities, book             $ 30,405,864   $ 4,995,079
      Undistributed 1998 net capital losses         (6,558,635)          --
      Net realized gain on the sales              ------------   -----------
        of portfolio securities, tax              $ 23,847,229   $ 4,995,079
                                                  ============   ===========

(5)   DIVIDENDS

      The Fund declared no dividends during the nine months ended September 30, 1999. The Fund declared undistributed capital gains during 1997 of $132,677 as a dividend on July 31, 1998. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The Fund has not adopted any set policy concerning whether dividends will be paid only in cash, or in stock or cash by specific election. If the Fund does not have available cash to pay the minimum dividends, it may borrow the required funds or sell some of its portfolio investments.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders, payment of expenses, or payment of notes payable to the bank consist of $35,041,492 in money market accounts with Bank of America, N.A. earning interest at a rate of 4.29% at September 30, 1999.

(7)   ACCOUNTS RECEIVABLE

      The accounts receivable balance at September 30, 1999 includes $24,483 in receivables due from a portfolio company as reimbursement for expenses related to such investment. The balance in "Accounts receivable" at December 31, 1998 consisted primarily of a $250,000 cash advance to Tulsa Industries which was repaid to the Fund in March 1999, and $122,148 in escrow related to the 1997 sale of the Fund's investment in Industrial Equipment Rentals which was received in January 1999.

(8)   PORTFOLIO SECURITIES

      During the nine months ended September 30, 1999, the Fund invested $14,619,898 in four new companies and made follow-on investments of $7,280,660 in eleven portfolio companies. These follow-on investments include $1,134,232 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. The Fund also received note payments and proceeds from sales of $2,244,687 in the form of additional portfolio securities. In addition, the Fund realized net capital gains of $30,405,864 during the nine months ended September 30, 1999.

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

 (9)  NOTES PAYABLE TO BANK

      The Fund has a $100,000,000 line of credit promissory note with Bank of America, N.A., with interest payable at 1/2% over the rate earned in its money market account. The Fund had $35,000,000 and $60,000,000 outstanding on such note at September 30, 1999 and December 31, 1998, respectively, that was fully secured by the Fund's temporary cash investments. The Fund paid $37,500 in commitment fees in November 1998, which were capitalized and are being amortized over the commitment period. Effective June 1, 1999, the Fund extended the line of credit promissory note to June 1, 2000.

      The Fund has a $40,000,000 revolving line of credit with Bank of America, N.A. that expires on June 1, 2000. The Fund had $10,850,000 and $38,500,000 outstanding under such line of credit at September 30, 1999 and December 31, 1998, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime - 1/2 % to prime + 1/4% or LIBOR + 1.65%. The Fund also pays 1/4% interest on the unused portion of the line of credit.

      The average daily balances outstanding on the Fund's notes payable during the nine months ended September 30, 1999 and 1998, were $30,246,154 and $20,438,919, respectively.

(10)  STOCK OPTION PLAN

      The Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund.

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock. On May 7, 1999, options to acquire an aggregate total of 12,000 shares for $15.56 per share were issued to the directors.

      Under the Stock Incentive Plan, options to purchase 296,773 and 939,131 shares of the Fund's common stock were outstanding at September 30, 1999 and December 31, 1998, respectively. Outstanding options at September 30, 1999 have exercise prices ranging from $15.56 to $27.44 and expire in May 2007 through May 2009. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares including any proceeds or dividends paid thereon. The notes receivable, as well as the 654,358 shares of common stock, are not included in the Fund's net asset value per share. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. The 654,358 options that were exercised will now be accounted for using variable plan accounting. Additionally, due to the limited recourse provision of the notes from the officers, generally accepted accounting principles requires that any dividends paid on the non-recourse portion of the notes be treated as compensation expense in the statements of operations. If the notes and the shares were included, the net asset value would have been $21.91 per share at September 30, 1999. During the nine months ended September 30, 1998, no options were exercised.

      As of September 30, 1999, all outstanding options were "out of the money" and would have an anti-dilutive effect on net assets per share if exercised, assuming the fund would use the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. If all options granted had been exercised as of September 30, 1998, there would have been dilution of net assets per share of approximately $0.19 per share, or 0.78%, as a result of such exercise, using the treasury stock method.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has committed to invest up to $715,000 in The Drilltec Corporation, $387,000 in Equicom, Inc., $500,000 in Hot & Cool Holdings, Inc., $1,500,000 in Sovereign Business Forms, Inc., and $1,053,000 in Tulsa Industries, Inc. In addition, the Fund has committed to invest $2,800,000 in a new portfolio company.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(12)  SUBSEQUENT EVENTS

      Subsequent to September 30, 1999, the Fund repaid a net $32,950,000 of notes payable to the bank.

      In October 1999, the Fund advanced $1,500,000 to Sovereign Business Forms, Inc. in exchange for a 15% promissory note and warrants to buy up to 273,450 shares of common stock for $1.00 per share.

      In October 1999, the Fund advanced an additional $80,000 to The Drilltec Corporation on a prime + 9.75% promissory note and $84,750 to Equicom, Inc. on a 10% promissory note.

      In October 1999, the Fund announced it would purchase up to 300,000 shares of its common stock in open market transactions over the next six months, subject to market conditions and limitations.

      In October 1999, the Fund declared a dividend of $4.25 per share from net realized capital gains for its taxable year ended October 31, 1999. The dividend will be paid to the shareholders of record on November 15, 1999. Shareholders may elect to receive the dividend in cash, or it may be paid by the issuance of additional shares of common stock. Payment of the dividend will occur on or before December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, the Fund had $121,477,506 invested in portfolio securities of 27 companies, and had committed to invest up to $4,155,000 in five existing portfolio companies and $2,800,000 in one new company under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At September 30, 1999, the Fund had $10,850,000 outstanding on a $40,000,000 revolving line of credit loan from a bank.

      Net cash used by operating activities, including interest expense, was $2,780,136 and $3,192,330 for the nine months ended September 30, 1999 and 1998, respectively.

      At September 30, 1999, the Fund had $35,041,492 of its total assets of $158,500,471 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of a $35,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on October 1, 1999.

      On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum and are due on or before September 30, 2008. The notes are secured by the 654,358 shares including any proceeds or dividends paid thereon. The notes receivable, as well as the 654,358 shares of common stock, are not included in the Fund's net asset value per share. If the notes and the shares were included, the net asset value would have been $21.91 per share at September 30, 1999. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment loss after all expenses, including interest expense, amounted to $342,285 and $1,405,399 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in net investment loss in 1999 as compared to 1998 was primarily attributed to the increase in income from portfolio securities from $2,811,865 in 1998 to $3,657,716 in 1999. Income from portfolio companies increased due to the increase in the amounts invested in portfolio securities with a current yield during the nine months ended September 30, 1999.

      Professional fees decreased to $163,427 during the nine months ended September 30, 1999 as compared to $333,795 during 1998, due primarily to lower fees incurred by the Fund from its transfer agent and safekeeping agent.

      Interest expense increased to $1,826,036 in 1999 as compared to $1,269,206 in 1998, due to the increase of the average daily balances outstanding on the lines of credit to $29,513,553 during the nine months ended September 30, 1999, from $19,321,703 in 1998.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. Such fees amounted to $1,672,319 and $2,125,550 during the nine months ended September 30, 1999 and 1998, respectively. The decrease was due primarily to a reduction in the total net assets of the Fund from $120,168,221 at September 30, 1998 to $111,785,187 at September 30, 1999.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the nine months ended September 30, 1999, the Fund realized net capital gains of $30,405,864 from the sale of securities of seven Portfolio Companies, as follows:

      o 54,334 shares of United Rentals, Inc. for $1,738,036, realizing a capital gain of $1,737,639;

      o 134,472 common shares of United States Filter Corporation for $3,884,978, realizing capital gain of $2,324,700;

      o 100,000 shares of Allied Waste Industries common stock for $1,832,122 realizing a capital gain of $1,357,966;

      o 1,125,000 shares of American Residential Services, Inc. for $6,468,750 realizing a capital gain of $3,468,478;

      o 149,337 shares of Travis International for $6,668,987, including a $479,849 promissory note, realizing a capital gain of $6,114,095;

      o its investment in HTD Corporation for $12,877,114, realizing a capital gain of $3,341,546; and

      o its investment in CRC Holdings, realizing a capital gain of $12,128,572.

      The Fund sold CRC Holdings to LG&E Energy Corp. ("LGE") and received $12,128,572 in cash and 121,504 shares of LGE common stock. An additional 115,860 shares of LGE stock are being held in escrow to secure contractual representations and warranties. In addition, LGE has committed to pay up to an additional $11.7 million to the Fund if the CRC business sold to LGE achieves certain levels of financial performances through March 31, 2002.

      The Fund also realized a capital gain as a result of the receipt of $654,570 in additional compensation from the escrow account related to the 1998 sale of WMW Industries, Inc. In addition, Atlas Acquisition paid $128,298 in principal on its outstanding junior participation note and the Fund realized a loss of $721,702 on the remaining balance of the note.

      During the nine months ended September 30, 1998, the Fund realized net capital gains of $4,995,079 from the sale of securities of seven portfolio companies.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation on investments decreased $34,433,420 during the nine months ended September 30, 1999, from $44,311,697 to $9,878,277. Such net decrease resulted from decreases in the estimated fair value of securities of six of the Fund's portfolio companies aggregating $17,156,508, an increase in the estimated fair value of securities of seven portfolio companies of $7,105,937, and the transfer of $24,382,849 in net unrealized appreciation to net realized gains from the sale of investments in seven portfolio companies and the write-off of one portfolio company.

       Net unrealized appreciation on investments decreased $27,759,534 during the nine months ended September 30, 1998, from $65,893,353 to $38,133,819. Such net decrease resulted from decreases in the estimated fair value of securities of ten of the Fund's portfolio companies aggregating $45,340,326, an increase in the estimated fair value of securities of ten portfolio companies of $20,697,870 and the transfer of $3,117,078 in net unrealized appreciation to net realized gains from the sale of investments in two portfolio companies.

DIVIDENDS

       No dividends were declared for the nine months ended September 30, 1999. In October 1999, the Fund declared a dividend of $4.25 per share from net realized capital gains for its taxable year ended October 31, 1999. The dividend will be paid to the shareholders of record on November 15, 1999. Shareholders may elect to receive the dividend in cash, or it may be paid by the issuance of additional shares of common stock. Payment of the dividend will occur on or before December 31, 1999. Dividends of $132,677 were declared by the Fund during the nine months ended September 30, 1998.

PORTFOLIO INVESTMENTS

      During the nine months ended September 30, 1999, the Fund invested $14,619,898 in four new companies and made follow-on investments of $7,280,660 in eleven portfolio companies. These follow-on investments include $1,134,232 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. The Fund also received note payments and proceeds from the sales of $2,244,687 in the form of additional portfolio securities.

      On January 29, 1999, Brazos Sportswear, Inc. filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Fund's investment in Brazos Sportswear, Inc. was written off as of December 31, 1998.

      In February 1999, co-investors in Equicom, Inc. ("Equicom") purchased 48,000 shares of Equicom's common stock at its original cost of $15,000 from the Fund. Co-investors in Equicom also purchased $1,043,500 of the $2,682,000 in principal in a 10% promissory note due to the Fund. During the nine months ended September 30, 1999, the Fund invested $1,143,810 in Equicom and received 114,381 shares of preferred stock. In addition, in September 1999, the Fund advanced an additional $113,000 to Equicom pursuant to the 10% promissory note.

      In February 1999, the Fund invested $2,000,000 in CDI Rental Services, Inc., a company primarily focused on acquiring existing construction equipment rental businesses. The Fund's investment consisted of a 10% senior subordinated promissory note and warrants to buy up to 12,500 and 21,250 shares of common stock for $0.01 and $0.0127 per share, respectively, through February 2009. In September 1999, the Fund purchased 5,972 shares of common stock of CDR Fleet Services for $60.

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

      In March 1999, the Fund acquired 499 common shares of Champion Window, Inc. ("Champion") for $499. Champion was formed to acquire the assets of a company that manufactures aluminum windows for residential use. In May 1999, this acquisition was completed and the Fund acquired 1,399,501 shares of common stock and 20,000 shares of preferred stock of Champion for $1,399,501 and $2,000,000 respectively. In addition, the Fund advanced $3,500,000 to Champion in exchange for a 12% subordinated promissory note.

      In March 1999, the Fund received 5,172 in additional common shares of U.S. Filter related to a purchase price adjustment from the 1998 sale of WMW Industries, Inc. to U.S. Filter. The transaction with U.S. Filter in 1998 was a tax-free exchange; therefore the Fund did not realize a capital gain from the receipt of these additional common shares. In June 1999, US Filter released $654,570 of additional escrow to the fund which was received by the Fund in July 1999. This amount was recorded as a capital gain upon release by US Filter.

      In the first quarter of 1999, the Fund acquired 6,000 shares of Series B 8% preferred stock from Hot & Cool Holdings, Inc. for $300,000. During the second quarter of 1999, the Fund advanced $500,000 to Hot & Cool Holdings, Inc. in exchange for a 12% subordinated promissory note. During the third quarter, the Fund received 7,518 shares of Hot & Cool Series A preferred stock in payment of $45,000 on the 9% promissory note and $255,735 in payment of accrued interest receivable.

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

      In July 1999, the Fund sold its interest in CRC Holdings, Inc. ("CRC") to LG&E Energy Corp ("LGE"). The Fund received $12,128,572 in cash and 121,504 shares of LGE common stock valued at $2,039,748. In addition, the Fund was repaid its $959,700 promissory note due from CRC, and 115,860 shares of LGE common stock are being held in escrow to support representations and warranties made by the Fund in the sale agreement. The Fund is entitled to additional consideration of up to $11.7 million pursuant to an earn-out agreement that is based on the performance of CRC over its last two and the next three fiscal years.

      During the second quarter 1999, Travis International, Inc. completed a 4.5 to 1 stock split for which the Fund received an additional 76,814 shares of common stock.

      Through September 30, 1999, the Fund advanced $284,000 to The Drilltec Corporation pursuant to a prime + 9.75% promissory note. In addition, the Fund received warrants to buy 10% of the company through September 2002.

      During the third quarter 1999, the Fund received an additional 755,155 shares of common stock of Paracelsus Healthcare Corporation ("PLS") pursuant to a purchase price adjustment from the Champion/PLS merger.

      Through September 30, the Fund received an additional 4,145 and 926 shares of preferred stock of Container Acquisition, Inc. and Sovereign Business Forms, Inc. in payment of $414,500 and $92,600 in dividends, respectively.

      During the nine months ended September 30, 1999, the original issue discount accretion for the discounted $2,025,000 non-interest-bearing note due from HTD Corporation ("HTD") amounted to $33,037. Such original issue discount was being accreted over the life of the note, but the remaining balance was recognized as a capital gain during the second quarter as a result of the sale of HTD and payment on the note.

      Of the companies in which the Fund has investments at September 30, 1999, only Allied Waste Industries, Inc., Drypers Corporation, Garden Ridge Corporation, LGE, NCI Building Systems, Inc., Paracelsus Corporation, and Raytel Medical Corporation are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment.

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

      The Management Company had identified its computer systems to be replaced and modified for Year 2000 compliance with installation completed on September 30, 1999. In addition, the Fund has made inquiries of its major service providers as well as its Portfolio Companies to determine if they are in the process of reviewing their systems for Year 2000 compliance. The Fund has received assurances from all of its major service providers that they are preparing for Year 2000. The Fund has received assurances from a majority of its Portfolio Companies, representing approximately 87% of the Fund's total value in portfolio securities at September 30, 1999, and is continuing its process of obtaining assurances from the remaining Portfolio Companies. While the Fund has received assurances from major services providers and a majority of the Portfolio Companies regarding Year 2000 compliance, there can be no guarantee that Year 2000 problems originating from these third parties, whose systems affect the Fund, will not occur. The Fund does not expect to incur any expenses related to Year 2000 issues, as such costs are primarily the responsibility of the Management Company. The Fund will develop a contingency plan if significant risks related to Year 2000 are identified.

SUBSEQUENT EVENTS

      Subsequent to September 30, 1999, the Fund repaid a net $32,950,000 of notes payable to the bank.

      In October 1999, the Fund advanced $1,500,000 to Sovereign Business Forms, Inc. in exchange for a 15% promissory note and warrants to buy up to 273,450 shares of common stock for $1.00 per share.

      In October 1999, the Fund advanced an additional $80,000 to The Drilltec Corporation on a prime + 9.75% promissory note and $84,750 to Equicom, Inc. on a 10% promissory note.

      In October 1999, the Fund announced it would purchase up to 300,000 shares of its common stock in open market transactions over the next six months, subject to market conditions and limitations.

      In October 1999, the Fund declared a dividend of $4.25 per share from net realized capital gains for its taxable year ended October 31, 1999. The dividend will be paid to the shareholders of record on November 15, 1999. Shareholders may elect to receive the dividend in cash, or it may be paid by the issuance of additional shares of common stock. Payment of the dividend will occur on or before December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            There have been no material changes in the disclosure set forth in
Item 7A of the Funds Annual Report on Form 10-K for fiscal year ended December 31, 1998.

PART II.    OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS

      10.   Material Contracts

               Form of promissory note and security agreement-pledge
               dated September 30, 1999.......................................25

      (b)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Fund during the period for which this report is filed.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                          EQUUS II INCORPORATED

                                          /s/ NOLAN LEHMANN
                                          -------------------------------------
                                          Nolan Lehmann
                                          President and Principal Financial
      Date:  November 9, 1999               and Accounting Officer

                           FORM OF PROMISSORY NOTE AND
                          SECURITY AGREEMENT - PLEDGE

$____________                   Houston, Texas              September 30, 1999


      FOR VALUE RECEIVED, ______________ ("Maker") promises and agrees to pay as herein provided unto the order of EQUUS II INCORPORATED, a Delaware corporation ("Equus"), at its office in Houston, Harris County, Texas, or such other place as Equus may designate in writing, in lawful money of the United States of America, the principal sum of __________________________________________________
DOLLARS ($___________) together with interest thereon as hereinafter set forth.

      INTEREST:                                                           From
and after date hereof until repayment, interest shall accrue at the rate of five and 42/100 percent (5.42%) per annum, compounded annually.

      MATURITY:   The entire indebtedness hereunder including all of the
principal and all unpaid interest shall become due and payable on September 30, 2008.

      PREPAYMENT: At Maker's option, payment of principal or interest may be made in whole or in part from time to time prior to the maturity date thereof without penalty. Such prepayments shall be credited first against accrued and unpaid interest and then to principal. Upon receipt by Maker of any cash dividend with respect to the Collateral (as defined below), Maker shall apply to the payment of all accrued and unpaid interest due hereunder and after payment of all accrued and unpaid interest, to the principal amount evidenced hereby an amount equal to the product obtained by multiplying the Applicable Percentage (as defined below) times the amount of such cash dividend. The term "Applicable Percentage" means the difference between 1 and Maker's effective tax rate with respect to such dividend.

      COLLATERAL: Maker hereby grants Equus a security interest in _________ shares of the common stock, $.001 par value ("Common Stock"), of Equus II Incorporated, together with all proceeds, moneys, income, and benefits attributable or accruing to such property including all stock rights, rights to subscribe, liquidating dividends, cash dividends, dividends paid in stock, new security, or other properties or benefits to which Maker is or may hereafter become entitled to receive on account of such property, and if Maker shall receive any such property other than cash dividends, Maker shall hold the same as trustee for Equus and will immediately deliver same to Equus to be held hereunder in the same manner as the shares of Equus Common Stock described above. All property in which Equus is herein granted a security interest is referred to herein as the "Collateral." The Collateral and each part thereof shall secure the indebtedness evidenced by this Note and each part thereof including principal, interest, and expenses whether contingent, now due, or hereafter to become due, and whether heretofore or hereafter contracted (the "Obligations"). If the Net Asset Value (as defined below) of the Collateral declines below the sum of accrued interest due and principal amount of this Note, then Maker shall, upon Equus' written demand, provide Equus with additional collateral in the form of additional shares of Common Stock, other readily marketable securities, or cash sufficient to restore the aggregate value of the Collateral to the full amount of the indebtedness evidenced by this Note. "Net Asset Value" means at any time (1) with respect to shares of Common Stock, the net asset value thereof at such time as determined by Equus in the ordinary course of business, (2) with respect to cash or cash equivalents, the amount thereof, and (3) with respect to other rights, properties, or assets, the value established at such time by the board of directors of Equus in good faith as the fair market value thereof. Maker agrees to execute such stock powers, endorse such instruments, or execute such additional pledge agreements or other documents as may be required by Equus in order to effectively grant to Equus the security interest in the Collateral.

      DEFAULT AND ACCELERATION:

      A. EVENTS OF DEFAULT. The Maker shall be in default under this Note and Security Agreement-Pledge upon the occurrence and during the continuance of any of the following events or conditions: (1) failure of Maker to pay any part of the principal or interest hereof when due and within ten days after Equus' written notice thereof; (2) failure of Maker to perform any obligation or comply with any term hereof within 30 days after receipt by Maker of Equus' written notice thereof; (3) failure of Maker to deliver any additional collateral as provided above within ten days after Equus' written demand; (4) 60 days after Maker ceases to be employed by or serve as an officer of Equus; or (5) the appointment of a receiver of all or a material part of the property of Maker, an assignment for the benefit of creditors by Maker, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Maker.

      B. DEFAULT. If default occurs, Equus may declare all sums owing hereon at once due and payable. If default is made in the payment of this Note at maturity (regardless of how its maturity may be brought about) and the same is placed in the hands of an attorney for collection, or suit is filed hereon, or proceedings are had in bankruptcy, probate, receivership, reorganization, rearrangement, or other judicial proceedings for the establishment or collection of any amount called for hereunder, or any amount payable or to be payable hereunder is collected through any such proceedings, Maker agrees and is also to pay to Equus its actual attorneys' or collection fees.

      C. WAIVER OF DEMAND, ETC. Maker expressly waives demand, presentment for payment, notice of nonpayment, protest, notice of protest, notice of dishonor, bringing of suit, and diligence in taking any action to collect amounts called for hereunder and in the handling of security at any time existing in connection herewith.

      D. COURSE OF DEALING. No course of dealing between Equus and Maker hereto or any failure or delay on the part of Equus in exercising any rights or remedies hereunder shall operate as a waiver of any rights or remedies of Equus under this or any other applicable instrument. No single or partial exercise of any rights or remedies hereunder shall operate as a waiver or preclude the exercise of any other rights or remedies hereunder.

      E. REMEDIES. Upon the occurrence of an event of default hereunder, and at any time thereafter that such fault remains uncured, Equus may declare all Obligations secured hereby immediately due and payable and shall have the rights and remedies of a secured party under the Texas Uniform Commercial Code (the "Texas Code"), including the right and power to sell, at public or private sale or sales, without advertisement or notice of the time or place of sale, which are hereby expressly waived, or otherwise dispose of the Collateral in any manner authorized or permitted under the Texas Code after default by a debtor, at such prices and on such terms as Equus may deem reasonable under the circumstances, and to apply the proceeds thereof toward payment of any costs and expenses and attorneys' fees and legal expenses thereby incurred by Equus and toward payment of the Obligations in such order and manner as Equus may elect, returning the excess if any to Maker. Maker agrees that the private sale or other private disposition of the Collateral shall not be deemed commercially unreasonable because of the possibility that a substantially higher price might be realized if such sale or other disposition were public and deferred until registration under the Securities Act of 1933 or with other applicable securities laws. If Maker consents following default to Equus' retention of the Collateral in satisfaction of the Obligations, Equus agrees that it will take title to a portion of such securities as is necessary to satisfy the Obligations at a value equal to the greater of the Net Asset Value of such securities or their then current fair market value. Maker shall have the right to redeem any Collateral up to the time of a sale or other disposition by paying the aggregate Obligations secured by the Collateral as well as any expenses incurred by Equus. Equus is further empowered to collect or cause to be collected or otherwise to be converted into money all or any part of the Collateral, by suit or otherwise, and to surrender, compromise, release, renew, extend, exchange, or substitute any item of Collateral in transactions with Maker or any third party, irrespective of any assignment thereof by Maker, and without any consent of Maker or any assignee. None of the rights, remedies, privileges, or powers of Equus expressly provided for herein with respect to the Collateral shall be exclusive, but each of them shall be cumulative with and in addition to every other right, remedy, privilege and power now or hereafter existing in favor of Equus with respect to the Collateral.

      OBLIGATION TO MAINTAIN COLLATERAL: Maker will take all necessary steps to administer, supervise, preserve, and protect the Collateral and, regardless of any action taken by Equus, there shall be no duty upon Equus with respect thereto. Maker shall pay all taxes, charges, transfer fees, and assessments against the Collateral and do all things necessary to preserve and maintain the value of the Collateral. Maker shall pay all expenses of any nature, whether incurred in or out of court, and whether incurred before or after this Note shall become due at its maturity date or otherwise (including reasonable attorneys' fees and costs) that Equus deems necessary or proper in connection with the satisfaction of the Obligations or the administration, supervision, preservation, protection of or the realization upon the Collateral. Equus is authorized to pay at any time and from time to time any or all of such expenses, add the amount of such payment to the amount of principal outstanding, and charge interest thereon at the rate specified herein.

      VALIDITY: The security rights of Equus and its assigns shall not be impaired by Equus' sale of any item of Collateral, or by any indulgence, including: (1) any renewal, extension, or modification that Equus may grant with respect to the Obligations or any part thereof, (2) any surrender, compromise, release, renewal, extension, exchange, or substitution that Equus may grant with respect to the Collateral, or (3) any indulgence granted with respect to any endorser, guarantor, or surety.


      LIMITED RECOURSE: Notwithstanding any other provision hereof, following Equus' collection of the Collateral proceeds, Maker's liability (a) for the principal balance of the Obligations or for any claim thereon shall be limited to payment of 25% of the original principal amount of the Obligations, less any reduction of the principal of this Note or the Obligations as a result of prior payments, and (b) for any unpaid portion of the accrued and unpaid interest on the Obligations shall be limited to any unpaid interest on the amount of principal for which Maker is liable pursuant to clause (a) above, and Maker shall have no liability whatsoever to repay the remaining percentage of such principal balance or interest or any other amount outstanding on the Obligation. However, nothing in this paragraph shall in any manner limit or prevent recourse by Equus against the Collateral now or hereafter granted by Maker to Equus to secure payment of this Note and the Obligations.

      RELEASE OF COLLATERAL:  Equus will release Collateral as follows:

            (1) dividends received with respect to the Collateral will be released from the lien and security interest created hereby in order to permit Maker to make mandatory prepayments required hereby with respect thereto and, upon the making of such mandatory prepayment, the balance of such dividend shall be released to Maker.

            (2) provided that all accrued interest is paid and Maker is not otherwise in default hereunder, in the event the Net Asset Value of the Collateral at any time exceeds 150% of the principal amount of this Note at such time (whether as a result of prepayment of this Note and

      Security Agreement-Pledge or an increase in the Net Asset Value of the Collateral or otherwise), Equus will upon demand by Maker release from the lien and security interest created hereby Collateral designated by Maker with a Net Asset Value equal to such excess;

            (3) Collateral will be released from the lien and security interest created hereby at any time and from time to time in order to permit the sale of such Collateral; provided, however, that the proceeds of such sale (net of any broker's and other similar fees payable with respect thereto) are applied to the prepayment of this Note and Security Agreement-Pledge.

      WARRANTIES AND COVENANTS OF MAKER: Maker warrants, covenants, and agrees that: (1) Maker is the owner of the Collateral free and clear of any adverse claim, security interest, or encumbrance except for the security interest granted hereby and Maker has full authority to sell and assign the Collateral and to grant Equus a first and prior security interest therein as herein provided, (2) Until the Obligations have been paid in full, Maker will keep the Collateral free from any liens, security interests, or encumbrances except the security interest granted hereby, and (3) Maker shall at all times and from time to time, at Maker's expense, make, execute, acknowledge, and deliver and file and record in the proper filing and recording offices, all such instruments, including appropriate financing statements with respect to the security interest granted hereby as may be required by the Texas Code and as may be necessary or as Equus may reasonably request in order to perfect and preserve the security interest under this Note and Security Agreement-Pledge.

      GOVERNING LAW, OTHER: This Note and Security Agreement-Pledge shall be construed and enforced in accordance with and governed by the laws of the state of Texas. It is the intention of Maker and Equus that this is a compensation related loan as defined by Section 7872(c)(1)(B) of the Internal Revenue Code of 1986, as amended. In consideration of this loan, the Maker must perform substantial future services for Equus. This Note and Security Agreement-Pledge may not be assigned or transferred by the Maker.

      IN WITNESS WHEREOF, the undersigned has executed this Note and Security Agreement-Pledge as of the date first above written.

                                          -----------------------------------

                                          -----------------------------------
                                                      Print Name