Form 10-K
period 1999-12-31
EQUUS II INC
filed 2000-03-06
CIK 878932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-19509

                              EQUUS II INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  76-0345915
      ----------------------------------              -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

       2929 Allen Parkway, Suite 2500                          77019
               Houston, Texas                         -------------------
      ----------------------------------                    (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $53,656,566, computed on the basis of $10.1875 per share, closing price of the common stock on the New York Stock Exchange on February 29, 2000. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,744,700 shares of the registrant's common stock, $.001 par value, outstanding as of February 29, 2000. The net asset value of a share at December 31, 1999 was $16.61.

Documents incorporated by reference: Proxy Statement for 2000 Annual Meeting of Stockholders is incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I

 Item 1.  Business........................................................   1
 Item 2.  Properties....................................................... 18
 Item 3.  Legal Proceedings................................................ 18
 Item 4.  Submission of Matters to a Vote of Security Holders.............. 18

PART II

 Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters............................................ 18
 Item 6.  Selected Financial Data.......................................... 20
 Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 21
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk........ 30
 Item 8.  Financial Statements and Supplementary Data...................... 32
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 55

PART III

 Item 10. Directors and Executive Officers of the Registrant............... 55
 Item 11. Executive Compensation........................................... 55
 Item 12. Security Ownership of Certain Beneficial Owners and Management .. 55
 Item 13. Certain Relationships and Related Transactions................... 55
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 55

ITEM 1.     BUSINESS.

      Equus II Incorporated (the "Fund") is a Delaware corporation that seeks to achieve capital appreciation principally by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies ("Portfolio Companies"). The Fund seeks to invest primarily in companies that intend to acquire other businesses, including through leveraged buyouts. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund's investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of investments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940 (the "Investment Company Act").

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

CURRENT PORTFOLIO COMPANIES

      The following is a description of the Fund's investments in its 26 Portfolio Companies at December 31, 1999.

      A. C. LIQUIDATING CORPORATION

      A. C. Liquidating Corporation ("ACL"), Houston, Texas, has disposed of its operating businesses and real estate. ACL intends to liquidate in 2000 and will distribute its remaining cash, if any, to its shareholders as soon as possible. At December 31, 1999, the Fund's investment in ACL consisted of $188,014 in 10% secured promissory notes, which was recorded at no value. Nolan Lehmann, President of the Fund, serves as a director of ACL.

      ALLIED WASTE INDUSTRIES, INC. (NYSE: AW)

      Allied Waste Industries, Inc. ("AW"), Scottsdale, Arizona, is a vertically integrated solid waste management company providing non-hazardous waste collection, transfer, recycling and disposal services to residential, municipal and commercial customers. At December 31, 1999, the Fund's investment in AW, valued at $7,561,125 with a cost of $3,121,565, consisted of 900,000 shares of common stock valued at a discounted average of $8.40 per share. The December 31, 1999 closing price of AW's common stock on the New York Stock Exchange was $8.813 per share. Due to restrictions on the Fund's ability to sell a portion of the common stock, the aggregate value recorded by the Fund was $370,125 less than the aggregate value based on the market price at December 31, 1999. The Fund's investment in AW represents less than a 1% equity interest in AW. Mr. Lehmann serves on AW's Board of Directors.

      CHAMPION WINDOW, INC.

      Champion Window, Inc. ("Champion"), Houston, Texas, manufactures and sells aluminum windows for single and multi-family residential purposes, primarily in Houston, San Antonio and Austin, Texas. At December 31, 1999, the Fund's investment in Champion, valued at $9,100,000 with a cost of $6,900,000, consisted of 1,400,000 shares of common stock, 20,000 shares of preferred stock and a 12% subordinated promissory note in the amount of $3,500,000. The Fund's investment in Champion represents a 32.4% fully-diluted equity interest. Mr. Lehmann and Patrick M. Cahill, a Vice President of the Fund, serve as directors of Champion.

      CONTAINER ACQUISITION, INC.

      Container Acquisition, Inc. ("Container"), Houston, Texas, is a logistics and maintenance services company serving owners of international shipping containers. At December 31, 1999, the Fund's investment in Container, valued at $9,840,000 with a cost of $7,340,000, consisted of 1,370,000 shares of common stock, 59,690 shares of preferred stock and a warrant, exercisable under certain conditions, to buy 370,588 shares of common stock at $0.01 per share. The Fund's investment in Container represents a 65% fully-diluted equity interest Mr. Lehmann, and Randall B. Hale, a Vice President of the Fund, serve on Container's Board of Directors.

      CRC HOLDINGS, CORP.

      CRC Holdings, Corp. ("CRC"), Houston, Texas, was formed to acquire CRC Evans Pipeline International, Inc., which designs, manufactures, and services specialized pipeline construction and automatic welding equipment which it rents and sells worldwide. In July 1999, the Fund sold its interest in CRC to LG&E Energy Corp ("LGE"). The Fund received $12,128,572 in cash and 121,504 shares of LGE common stock valued at $2,039,748 on the date such shares were received. In addition, the Fund was repaid its $959,700 promissory note due from CRC, and 115,860 shares of LGE common stock are being held in escrow to support representations and warranties made by the Fund in the sale agreement. The Fund is entitled to additional consideration of up to $11.7 million pursuant to an earn-out agreement that is based on the performance of CRC over its last two and the next three fiscal years. The remaining earnout receivable and shares held in escrow at December 31, 1999, with a cost of $3,754,199, is valued at $6,800,000.

      THE DRILLTEC CORPORATION

      The Drilltec Corporation ("Drilltec"), Houston, Texas, provides protection and packaging of premium oil tubular goods, drill pipe and line pipe and manufactures thread protectors for customers worldwide. At December 31, 1999, the Fund's investment in Drilltec, which was recorded at $524,000 with an original cost of $8,169,000, consisted of 1,400,000 shares of common stock, 62,450 shares of preferred stock, a warrant to purchase 10% of the common equity for $100 and a prime + 9.75% promissory note in the amount of $524,000. The Fund's investment in Drilltec represents a 70% fully-diluted equity interest. The Fund has committed to invest up to an additional $476,000 under certain circumstances. Gary L. Forbes, a Vice President of the Fund, and Mr. Cahill serve on Drilltec's Board of Directors.

      DRYPERS CORPORATION (NASDAQ: DYPR)

      Drypers Corporation ("DYPR"), Houston, Texas, manufactures and distributes disposable diapers and baby wipes sold under the trade name Drypers(R) and under various store label brands. DYPR is believed to be the third leading branded diaper manufacturer in the United States, and has manufacturing facilities in Marion, Ohio; Vancouver, Washington; Buenos Aires, Argentina; Guadalajara, Mexico; Sao Paulo, Brazil, and in Puerto Rico and Malaysia. The December 31, 1999 closing price of DYPR's common stock on the NASDAQ National Market was $2.406 per share. At December 31, 1999, the Fund's investment in DYPR, valued at $7,078,291 with a cost of $9,328,556, consisted of 3,677,906 shares of common stock. The stock was valued at a discounted average of $1.92 per share due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $1,771,486. The Fund's investment in DYPR represents an approximate 21% fully-diluted equity interest. Mr. Lehmann and Mr. Forbes serve as directors of DYPR.

      EQUICOM, INC. (FORMERLY TEXROCK RADIO, INC.)

      Equicom, Inc. ("Equicom"), Austin, Texas, was formed to acquire radio stations in small to medium-sized cities in Texas. At December 31, 1999, Equicom owned and operated 26 radio stations. At December 31, 1999, the Fund's investment in Equicom, valued at $3,990,754 with a cost of $8,708,114, consisted of 452,000 shares of common stock, 657,611 shares of preferred stock and $1,990,754 in a 10% promissory note. The Fund's investment in Equicom represents a 50% fully-diluted equity interest at December 31, 1999. The Fund has committed to invest up to an additional $147,766 in Equicom under certain circumstances. Mr. Hale and Tracy H. Cohen, a Vice President of the Fund, serve on Equicom's Board of Directors.

      EQUIPMENT SUPPORT SERVICES, INC.

      Equipment Support Services, Inc. ("ESS"), Houston, Texas, was formed to buy various companies in the equipment rental business including Carruth-Doggett Industries, Inc. and CDI Rental Services, Inc. in which the Fund had an investment. At December 31, 1999, the Fund's investment in ESS, valued at its original cost of $3,168,500, consisted of 35,000 shares of common stock, 35,000 shares of preferred stock and $1,138,000 in an 8% promissory note. The Fund's investment in ESS represents a 3.5% fully diluted equity interest at December 31, 1999.

      GCS RE, INC.

      GCS RE, Inc. ("GCS"), Houston, Texas, was formed to be a general partner of a real estate partnership, which owns a warehouse that is leased to a former subsidiary of a previously owned portfolio company. At December 31, 1999, the Fund's investment in GCS consisted of 1,000 shares of common stock that was valued at $300,000, with a cost of $132,910. The Fund owns 100% of the stock of GCS, and GCS owns 50% of the real estate partnership. Sam P. Douglass, Chairman and CEO of the Fund, and Mr. Lehmann serve on the Board of Directors of GCS.

      HOT & COOL HOLDINGS, INC.

      Hot & Cool Holdings, Inc. ("Hot & Cool"), Laredo, Texas, is a manufacturer and distributor of automotive radiators and other heat transfer products. At December 31, 1999, the Fund's investment in Hot & Cool, valued at $5,275,000 with a cost of $6,361,631, consisted of $1,075,000 in a 9% increasing rate subordinated promissory note, $2,200,000 in 10% subordinated notes, $1,500,000 in a 12% senior unsecured promissory note, 19,665 shares of Series A 8% preferred stock, 6,000 shares of Series B 8% preferred stock, 5000 shares of Series C preferred stock, and warrants to buy up to 16,316, 14,942, and 10,000 shares of common stock for $26, $0.01 and $0.01 per share, respectively. The Fund has committed to invest up to an additional $500,000 in Hot & Cool under certain circumstances. The Fund's investment represents an approximate 25.8% fully-diluted equity interest in Hot & Cool. Mr. Lehmann serves on Hot & Cool's Board of Directors.

      LG&E ENERGY CORP. (NYSE: LGE)

      LG&E Energy Corp. ("LGE"), Louisville, Kentucky, is a regulated electric and gas public utility engaged in the generation, transmission, distribution and sale of natural gas in Louisville and adjacent areas of Kentucky. The December 31, 1999 closing price of LGE's common stock on the New York Stock Exchange was $17.438 per share. At December 31, 1999, the Fund's investment in LGE, valued at $1,800,917 with a cost of $1,719,838, consisted of 121,504 shares of common stock. The common stock of LGE was valued by the Fund at a discounted average of $14.82 per share at December 31, 1999, due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $317,809. The Fund's investment in LGE represents less than an 1% equity interest in LGE.

      NCI BUILDING SYSTEMS, INC. (NYSE: NCS)

      NCI Building Systems, Inc. ("NCS"), Houston, Texas, manufactures and markets metal building systems, components and roll up doors for non-residential users from operating facilities located throughout the U.S. and Mexico. The December 31, 1999 closing price of NCS's common stock on the New York Stock Exchange was $18.50 per share. At December 31, 1999, the Fund's investment in NCS consisted of 200,000 shares of common stock valued at $3,700,000 with a cost of $159,784, which represents an approximate 1% fully-diluted equity interest in NCI. Mr. Forbes serves as a director of NCS.

      PARACELSUS HEALTHCARE CORPORATION (NYSE: PLS)

      Paracelsus Healthcare Corporation ("PLS"), Houston, Texas, owns or operates, directly or through hospital partnerships, ten acute-care hospitals in six states. The December 31, 1999 closing price of PLS's common stock on the New York Stock Exchange was $0.438 per share. At December 31, 1999, the Fund's investment in PLS, valued at $788,372 with a cost of $5,278,748, consisted of 2,018,213 shares of common stock. The common stock of PLS was valued by the Fund at a discounted average of $0.39 per share at December 31, 1999, due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $94,597. The Fund's investment in PLS represents an approximate 3% fully-diluted equity interest in PLS. Mr. Lehmann serves on PLS' Board of Directors.

      PETROCON ENGINEERING, INC.

      Petrocon Engineering, Inc. ("Petrocon"), Houston, Texas, is an international engineering, systems and construction management firm, servicing industrial customers with a primary focus in the process industries - oil, chemical, petrochemical and forest products. At December 31, 1999, the Fund's investment, valued at its original cost of $7,323,323, consisted of 887,338 shares of common stock, $2,659,332 in an 8% Series B junior subordinated promissory note, $4,663,356 in a 12% promissory note and a warrant to buy 1,552,571 shares of common stock for $0.01.

      RAYTEL MEDICAL CORPORATION (NASDAQ: RTEL)

      Raytel Medical Corporation ("RTEL"), San Mateo, California, is a leading nationwide provider of alternate-site medical service to physicians, hospitals, patients and managed care groups. The closing price of RTEL's common stock on the NASDAQ National Market was $3.063 per share. At December 31, 1999, the Fund's investment in RTEL, valued at $101,286 with a cost of $330,730, consisted of 33,073 shares of common stock. The Fund's investment in RTEL represents less than a 1% equity interest.

      SOVEREIGN BUSINESS FORMS, INC.

      Sovereign Business Forms, Inc. ("Sovereign"), Houston, Texas, is a manufacturer of wholesale business forms in four states. At December 31, 1999, the Fund's investment in Sovereign, valued at $4,396,343 with a cost of $3,764,800, consisted of 14,648 shares of preferred stock, $2,300,000 in 15% promissory notes and warrants to buy up to 551,894, 25,070 and 273,450 shares of common stock at $1, $1.25 and $1 per share, respectively. The Fund's investment represents a 31% fully-diluted equity interest in Sovereign. Mr. Forbes serves on Sovereign's Board of Directors.

       SPECTRUM MANAGEMENT, LLC

      Spectrum Management, LLC ("Spectrum"), Dallas, Texas, was formed to acquire a business which provides security devices to financial institutions. At December 31, 1999, the Fund's investment in Spectrum, valued at its original cost of $2,850,000, consisted of 285,000 units of Class A equity interests. The Fund's investment in Spectrum represents a 79% fully-diluted equity interest in Spectrum. Mr. Forbes and Mr. Hale serve on the Board of Directors of Spectrum.

      STEPHEN L. LAFRANCE HOLDINGS, INC.

      Stephen L. LaFrance Holdings, Inc. ("LaFrance"), Pine Bluff, Arkansas, owns and operates 98 retail drug stores primarily in Arkansas, Mississippi and Tennessee. At December 31, 1999, the Fund's investment in LaFrance, valued at $5,498,452 with a cost of $2,498,452, consisted of 2,498,452 shares of preferred stock and a warrant to buy 269 shares of common stock at $0.01 per share. The Fund's investment in LaFrance represents an approximate 20% fully-diluted equity interest. Mr. Forbes serves on the Board of Directors of LaFrance.

      STRATEGIC HOLDINGS, INC. AND RELATED ENTITY

       Strategic Holdings, Inc. ("SHI"), Houston, Texas, was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc. SHI receives and processes used glass, which is then sold to the container, fiberglass and bead industries as a raw material source. At December 31, 1999, the Fund's investment in SHI was valued at $15,170,624 with an original cost of $13,659,013. The Fund's investment in SHI consists of 3,089,751 shares of common stock, 3,822,157 shares of Series B preferred stock, $6,750,000 in a 15% promissory note and warrants to buy 225,000, 100,000 and 2,219,237 shares of SHI at $0.4643, $1.50 and $0.01 per share, respectively. Mr. Lehmann and Mr. Hale serve as directors of SHI.

      SMIP, Inc. ("SMIP"), Houston, Texas, was formed to be the general partner of a limited partnership which owns an 18% fully-diluted interest in SHI. Management personnel of Strategic Materials, Inc. are the limited partners of the partnership. At December 31, 1999, the Fund's investment in SMIP was valued at $325,000, its original cost. The Fund's investment in SMIP consists of 1,000 shares of common stock and a $175,000, 15% promissory note. SMIP is wholly-owned by the Fund. Mr. Lehmann and Mr. Hale serve as directors of SMIP.

      The Fund's investments in SHI and SMIP represent an approximate 85% fully-diluted equity interest in SHI.

      SUMMIT/DPC PARTNERS, L. P.

      Summit/DPC Partners, L. P. ("DPC"), Houston, Texas, was formed to invest in Doane Pet Care Enterprises, Inc., which owns Doane Pet Care Company and Windy Hill Pet Food Holdings, Inc., which combined are believed to be the largest manufacturer of private label dry pet food in the United States. At December 31, 1999, the Fund's investment in DPC was valued at $5,500,000, with an original cost of $2,600,000. The Fund's investment consists of an approximate 36.11% limited partnership interest in DPC, which in turn owns an approximate 16% fully-diluted interest in Doane Pet Care Enterprises, Inc.

      TRAVIS INTERNATIONAL, INC.

      Travis International, Inc. ("Travis"), Houston, Texas, distributes specialty products for industrial and commercial use, including o-rings, gaskets and sealants, builders' hardware and various other products used in the construction industry. At December 31, 1999, the Fund's investment in Travis, valued at $1,000,000 with a cost of $5,398, consisted of 98,761 shares of common stock, which represents an approximate 6.8% fully-diluted equity interest in Travis. Mr. Lehmann serves as a director of Travis.

      TULSA INDUSTRIES, INC.

      Tulsa Industries, Inc. ("Tulsa"), Broken Arrow, Oklahoma, manufactures equipment for the oil and gas industry. At December 31, 1999, the Fund's investment in Tulsa, was valued at $1,713,769 with an original cost of $7,213,769. The Fund's investment consisted of 27,500 shares of common stock, 181,589 shares of Series A preferred stock, 1,058 shares of Series B preferred stock and $655,769 in a junior participation promissory note representing an approximate 26.3% fully-diluted equity interest. Mr. Forbes and Mr. Hale serve on Tulsa's Board of Directors.

      TURFGRASS AMERICA, INC.

      Turfgrass America, Inc. ("Turfgrass"), Granbury, Texas, was formed for the purpose of acquiring all the outstanding stock of C&D Turfgrass, Ltd., Crenshaw & Doguet Turfgrass, Inc., Millberger Turf Farms, Inc., Millberger Turf Sales, Inc., and 5-T Enterprises, Inc. (the parent of Thomas Bros. Grass, Ltd.). The combination of these companies has created one of the largest warm season turfgrass companies in the country. At December 31, 1999, the Fund's investment in Turfgrass was valued at its cost of $4,075,000. The Fund's investment consisted of 3,167,756 shares of common stock and $3,475,000 in a 12% subordinated promissory note, representing an approximate 11% fully-diluted equity interest in Turfgrass. Mr. Hale serves as a director of Turfgrass.

      UNITED INDUSTRIAL SERVICES, INC.

      United Industrial Services, Inc. ("UIS"), Houston, Texas, specializes in field services for the petrochemical and power generation industries. At December 31, 1999, the Fund's investment in UIS was recorded at its original cost of $3,500,100 and consisted of 35,000 shares of preferred stock and warrants to buy up to 63,637 shares of common stock at $0.01 through June 2008. The Fund's investment in UIS represents an approximate 38% fully-diluted equity interest. Mr. Forbes serves on UIS's Board of Directors.

      VRPI SPIN OFF, INC. AND RELATED ENTITY

      VRPI Spin Off, Inc. ("VRS"), Houston, Texas, owns the rights to receive over 50% of all general partner distributions from a limited partnership that has franchise rights to operate 12 BLOCKBUSTER(R) Entertainment Corporation video cassette stores in the Pittsburgh, Pennsylvania area. At December 31, 1999, the Fund's investment in VRS, valued at its original cost of $3,972,349, consisted of 100 shares of common stock, $1,050,000 in a 12% promissory note and $2,672,349 in a 10% promissory note. VRS is wholly-owned by the Fund. Messrs. Douglass, Lehmann and Dr. Williams, a director of the Fund, serve as directors of VRS and Video Rental of Pennsylvania, Inc. ("VRP"), the managing general partner of the limited partnership.

      Equus Video Corporation ("Video"), Houston, Texas, owns an 80% limited partnership interest in a partnership whose sole general partner is VRS. The limited partnership operates 8 additional BLOCKBUSTER(R) Entertainment Corporation video cassette stores in and around Pittsburgh. At December 31, 1999, the Fund's investment in 10,000 shares of common stock of Video was valued at $20,000, with an original cost of $25,000. Mr. Douglass and Mr. Lehmann serve as directors of Video.

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

DISPOSITION OF INVESTMENTS

      The method and timing of the disposition of the Fund's portfolio investments is critical to the realization of capital appreciation and to the minimization of any capital losses. The Fund expects to dispose of its portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public offerings, public sales of such securities and negotiated private sales of such securities to the Portfolio Company itself or to other investors. In addition, the Fund may distribute its portfolio securities in-kind to its shareholders. In structuring investments, the Fund endeavors to reach such agreements or understandings with a prospective Portfolio Company as may be appropriate with respect to the method and timing of the disposition of the Fund's investment and, if appropriate, seeks to obtain registration rights at the expense of the Portfolio Company. The Fund bears the costs of disposing of investments to the extent not paid by the Portfolio Company.

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

CUSTODIAN

      The Fund acts as the custodian of its securities to the extent permitted under the Investment Company Act and is subject to the restrictions imposed on self-custodians by the Investment Company Act and the rules and regulations thereunder. The Fund has entered into an agreement with Bank of America, N.A. with respect to the safekeeping of such securities. The principal business office of the custodian is 700 Louisiana Street, Suite 3200, Houston, Texas 77002.

TRANSFER AND DISBURSING AGENT

      The Fund employs American Stock Transfer & Trust Company as its transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of such company is 40 Wall Street, New York, NY, 10005.

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

      The following discussion outlines certain factors that in the future could affect the Fund's results for 2000 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

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

However, follow-on investments or a disproportionate increase in the value of one portfolio company may result in greater than 15% of the Fund's net assets being invested in a single portfolio company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund's net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, the stock price of, or in the market's assessment of any single Portfolio Company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. The Fund currently has investments in 26 Portfolio Companies, of which one exceeds 15% of the value of its net assets and none of the remaining investments exceed 10%.

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

      VALUATION OF INVESTMENTS. The Fund's net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities on a daily basis. The value of the Fund's investments in securities for which market quotations are not available is determined as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined quarterly. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. At December 31, 1999, approximately 82% of the Fund's fair value of portfolio securities were invested in securities for which market quotations were not readily available. See "Valuation".

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

REGULATION

      The Investment Advisers Act generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provides for compensation to the investment adviser on the basis of a share of capital gains or capital appreciation of the portfolio investments or any portion of the funds of the investment company or pursuant to a stock option plan. The Investment Advisers Act, however, does permit the payment of compensation based on capital gains or the issuance of incentive stock options to management in an investment advisory contract between an investment adviser and a business development company. The Fund has elected to be treated as a business development company under the Investment Company Act. Accordingly, it has provided for incentive compensation to the Management Company based on the capital appreciation of the Fund's investments through March 31, 1997, and for an incentive stock option plan thereafter.

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

      The Fund is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock senior to the common stock if its asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the senior stockholders' interests. In addition, provisions must be made to prohibit any distribution to common shareholders or the repurchase of any shares unless the asset coverage ratio is at least 200% at the time of the distribution or repurchase.

      The Fund generally may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by shareholders holding a majority of the shares issued by the Fund, including a majority of shares held by nonaffiliated shareholders. The Fund may, in accordance with certain conditions established by the SEC, sell shares below net asset value in connection with the distribution of rights to all of its stockholders. The Fund may also issue shares at less than net asset value in payment of dividends to existing shareholders.

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

      The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. On September 28, 1999, the Board of Directors approved a program to purchase up to 300,000 shares of the Fund's common stock pursuant in open market transactions, to which the Fund repurchased 108,873 shares for $1,211,298 through December 31, 1999. Such stock was repurchased at an average discount of 32.3% from its net asset value.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      The Fund's shares of common stock began to trade on the New York Stock Exchange on May 13, 1998, under the symbol "EQS". Prior to May 13, 1998, the Fund's shares traded on the American Stock Exchange under the same symbol. The Fund had approximately 7,469 shareholders at December 31, 1999, 1,494 of which were registered holders. Registered holders do not include those shareholders whose stock has been issued in street name. The net asset value per share of the Fund's common stock at December 31, 1999, was $16.61.

      The following table reflects the high and low sales prices per share of the Fund's common stock on the New York Stock Exchange or American Stock Exchange for the two years ended December 31, 1999, by quarter.

                       QUARTER
                        ENDED       HIGH        LOW
                       --------    -------    -------
                       03/31/98    $28.875    $22.125
                       06/30/98    $28.563    $26.063
                       09/30/98    $26.500    $17.625
                       12/31/98    $19.500    $15.188
                       03/31/99    $16.625    $14.063
                       06/30/99    $16.250    $14.188
                       09/30/99    $16.750    $14.875
                       12/31/99    $16.312    $10.125


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

      Historically, net investment income and net realized gains from the sale of portfolio investments have been distributed at least annually. The Fund declared dividends of $23,814,714 ($4.25 per share), $3,138,520 ($0.65 per share) and $2,380,327 ($0.50 per share) during 1999, 1998 and 1997, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1999 and 1998 dividends were paid in additional shares of common stock or in cash by specific election of the shareholder in December 1999 and 1998, respectively, and represented long-term capital gains. The 1997 dividend, which represented a return of capital for tax purposes, was paid in additional shares of common stock or in cash by specific election of the shareholders in January 1998. The Fund paid $9,511,374, $991,853 and $828,556 in cash and issued 1,337,542,
125,812, and 67,837 additional shares of stock at $10.69375, $17.0625 and
$22.875 per share in December 1999 and 1998 and January 1998, respectively, in connection with such dividends.

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

ITEM 6.     SELECTED FINANCIAL DATA.

      Following is a summary of selected financial data and per share data of the Fund and its predecessors for the five years ended December 31, 1999. Amounts are in thousands except per share data.

                                      1999         1998         1997         1996         1995
                                   ---------    ---------    ---------    ---------    ---------
Total investment income ........   $   5,157    $   3,774    $   4,013    $   2,590    $   3,075

Net investment loss ............   $  (2,177)   $  (2,179)   $    (922)   $  (8,267)   $    (668)

Realized gain (loss) on sales
   of portfolio securities, net    $  40,353    $  (3,564)   $   7,566    $   4,037    $   7,669

Increase (decrease) in
   unrealized appreciation of
   portfolio securities, net ...   $ (45,412)   $ (21,581)   $  24,222    $  33,696    $  (1,281)

Total increase (decrease) in
   net assets from operations ..   $  (7,237)   $ (27,324)   $  30,865    $  29,467    $   5,720

Dividends ......................   $  23,815    $   3,139    $   2,380    $   3,180    $   5,815

Total assets at end of year ....   $ 175,022    $ 215,603    $ 228,095    $ 181,166    $ 132,450

Net assets at end of year ......   $ 101,419    $ 116,155    $ 144,471    $ 103,223    $  61,853

Net cash used by operating
   activities ..................   $  (3,303)   $  (4,298)   $  (1,043)   $  (2,494)   $    (403)

Shares outstanding at end
   of year .....................       6,108        4,954        4,828        4,301        3,139

Average shares outstanding
 during year ...................       4,950        4,829        4,733        3,819        2,968


PER SHARE DATA:
                                      1999         1998         1997         1996         1995
                                   ---------    ---------    ---------    ---------    ---------

Net investment loss ............   $   (0.44)   $   (0.45)   $   (0.19)   $   (2.16)   $   (0.22)

Realized gain (loss) on sales
   of  portfolio securities, net   $    8.15    $   (0.74)   $    1.60    $    1.06    $    2.58

Increase (decrease) in
   unrealized appreciation of
   portfolio securities, net ...   $   (9.17)   $   (4.47)   $    5.11    $    8.82    $   (0.43)

Dividends ......................   $    4.25    $    0.65    $    0.50    $    0.76    $    2.00

Net asset value (including
   unrealized appreciation),
   end of year .................   $   16.61    $   23.45    $   29.92    $   24.00    $   19.71

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1999, the Fund had $115,373,205 of its assets invested in portfolio securities of 26 companies, and has committed to invest up to an additional $1,123,766 in three of such companies. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At December 31, 1999, the Fund had $22,400,000 outstanding on a $40,000,000 revolving line of credit loan from a bank.

      Net cash used by operating activities was $3,302,678, $4,298,452 and $1,043,710 for the three years ended December 31, 1999, respectively.

      At December 31, 1999, the Fund had $50,334,180 of its total assets of $175,022,415 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $50,000,000 from a $100,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on January 3, 2000.

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

      The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. On September 28, 1999, the Board of Directors approved a program to purchase up to 300,000 shares of the Fund's common stock, pursuant to which the Fund repurchased 108,873 shares for $1,211,298 through December 31, 1999. Such stock was repurchased at an average discount of 32.3% from its net asset value.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment loss after all expenses amounted to $2,177,164, $2,178,659 and $922,117 for the three years ended December 31, 1999. Income from portfolio securities was $5,060,617 in 1999, $3,726,430 in 1998 and $3,926,814 in 1997.
Amounts invested in interest- and dividend- bearing portfolio securities were higher during 1999 as compared to 1998 and 1997. Interest from temporary cash investments was $57,908 in 1999, $48,004 in 1998, and $85,861 in 1997. The
decrease in 1999 and 1998 as compared to 1997 was a result of lower investable balances throughout the year. Interest income on notes receivable from officers was $38,405 during 1999. The notes receivable from the officers of the Fund were received on September 30, 1999 as payment for common stock issued upon exercise of stock options pursuant to the Stock Incentive Plan discussed below.

      The larger net investment loss in 1999 and 1998 as compared to 1997 was primarily attributable to interest expense which increased to $2,163,593 and $1,970,973 in 1999 and 1998, respectively, as compared to $429,940 in 1997. In addition, due to the limited recourse provision of the notes receivable from the officers issued in 1999, generally accepted accounting principles require that any dividends paid on the non-recourse portion of the notes be treated as non-cash compensation expense in the statement of operations. Accordingly, the Fund recorded non-cash compensation expense of $2,085,766 related to its dividend in 1999. The amount of the compensation expense was also recorded as an increase in additional paid in capital, and therefore had no effect on the Fund's net asset value.

      Mailing, printing and other expenses were $214,947 during 1999, as compared to $383,664 during 1998 and $337,531 during 1997, due to the lower cost for the preparation and distribution of the annual report and proxy statement for the annual shareholders' meeting to be held in May 2000. Interest expense was $2,163,593 in 1999 as compared to $1,970,973 in 1998 and $429,940 in 1997 due to changes in the average daily balances outstanding on the lines of credit to $26,855,068 in 1999, from $23,469,957 in 1998 and $4,284,027 in 1997.

      Professional fees decreased to $279,141 during 1999 as compared to $490,954 during 1998 and $520,161 during 1997. The decrease in 1999 compared to 1998 and 1997 is due primarily to the higher costs associated with the New York Stock Exchange listing in 1998 and the Special Meeting of Stockholders (the "Special Meeting") held during 1997. In addition, in 1997, the costs included the Fund's portion of the independent third party appraisal of the Fund's investment in portfolio securities and the legal expenses related to the filing of an application for an exemptive order with the SEC related to the restructuring of management compensation.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $2,179,413, $2,706,325 and $2,794,795 during 1999, 1998 and 1997, respectively. The lower amount during the year ended December 31, 1999 was due to the decrease in net assets during the year.

      Through March 31, 1997, the Management Company also received a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. Management incentive fees of $55,825 were accrued during the year ended December 31, 1997. Deferred management incentive fee expense for the year ended December 31, 1997 totaled $426,501. Pursuant to a vote of the stockholders at the Special Meeting, the Fund entered into a new management agreement with the Management Company which eliminated incentive fees based on capital gains effective April 1, 1997. Pursuant to the vote of the stockholders, the deferred incentive fee of $11,210,529 at March 31, 1997, was paid on May 15, 1997, by the issuance of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997.

      Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. Implementation of this plan was subject to the receipt of an exemptive order from the SEC, which was received on May

8, 1997.

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock. On May 7, 1999, options to acquire a total of 12,000 shares at $15.56 per share were issued to the directors. During 1999, two directors each exercised 1,000 of their options to acquire a total of 2,000 shares for $15.5625 per share.

      Under the Stock Incentive Plan, options to purchase 294,773 and 939,131 shares of the Fund's common stock with a weighted average exercise price of $19.07 and $17.66 per share were outstanding at December 31, 1999 and 1998, respectively. The Fund had 91,150 and 671,849 shares in exercisable options with a weighted average exercise price per share of $22.33 and $17.58 at December 31, 1999 and 1998, respectively. Outstanding options at December 31, 1999 have exercise prices ranging from $15.56 to $27.44 and expire in May 2007 through May 2009. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 1999, a dividend of $4.25 per share was paid. As a result of the dividend, 135,608 additional shares were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 789,966 shares of common stock and the outstanding note balance is $10,132,925.

      The notes receivable, as well as 731,662 of such shares of common stock, are not included in the Fund's net asset value per share. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the year ended December 31, 1999, dividends of $2,085,766 were recorded as non-cash compensation expense and interest of $115,217 was credited to additional paid-in capital. Additionally, the limited recourse note receivable from the officers is required to be recorded as a reduction of net assets. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $16.31 per share at December 31, 1999.

      As of December 31, 1999 and 1998, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the year ended December 31, 1999, the Fund realized a net capital gain of $40,352,644 from the sale of securities of Portfolio Companies as follows:

   o 54,334 shares of United Rentals, Inc. for $1,738,036, realizing a capital gain of $1,737,639;

   o 135,472 common shares of United States Filter Corporation for $3,884,978, realizing a capital gain of $2,324,700;

   o 100,000 shares of Allied Waste Industries, Inc. common stock for $1,832,122, realizing a capital gain of $1,357,966;

   o 1,125,000 shares of American Residential Services, Inc. for $6,468,750, realizing a capital gain of $3,468,478;

   o 149,337 shares of Travis International, Inc. for $6,668,987, realizing a capital gain of $6,114,095;

   o its investments in HTD Corporation for $12,877,114, realizing a capital gain of $3,341,547;

   o its investment in CRC Holdings, Corp., realizing a capital gain of $12,128,572;

   o its investment in Carruth-Doggett Industries, Inc. for $7,309,250, realizing a capital gain of $5,059,250;

   o its investment in CDI Rental Services Inc. for $2,103,250, realizing a capital gain of $103,250; and

   o 474,942 shares of Garden Ridge Corporation for $5,461,833, resulting in a capital gain of $4,776,803.

      During 1999, the Fund sold CRC Holdings to LG&E Corp. ("LGE") and received $12,128,572 in cash and 121,504 shares of LGE common stock. An additional 115,860 shares of LGE stock are being held in escrow to secure contractual representations and warranties. In addition, LGE is obligated to pay up to an additional $11.7 million to the Fund if the CRC business sold to LGE achieves certain annual levels of financial performance through March 31, 2002.

      The Fund also realized a capital gain as a result of the receipt of $654,570 in additional compensation from the escrow account related to the 1998 sale of WMW Industries. In addition, Atlas Acquisition paid $128,298 in principal on its outstanding junior participation note and the Fund realized a loss of $721,702 on the remaining balance of the note. The Fund also realized a capital gain as a result of the receipt of $7,536, as payment on preferred stock of Springtime, Inc., which had been previously written off as having no value. In addition, a capital loss of $60 was realized on the write-off of CDR Fleet Services as a result of the CDI Rental Services and Carruth-Doggett Industries, Inc. sale.

      During the year ended December 31, 1998, the Fund realized a net capital loss of $3,563,556 from the sale or write-off of securities of eleven Portfolio Companies as follows:

   o 143,112 shares of Coach USA, Inc. common stock for $6,620,305, realizing a capital gain of $4,756,948;

   o 32,128 shares of United States Filter Corporation common stock for $1,059,964, realizing a capital gain of $679,111;

   o 225,000 shares of Allied Waste Industries, Inc. for $4,710,866, realizing a capital gain of $3,644,015;

   o its investment in Atlas Acquisition, Inc. was written off, realizing a capital loss of $2,000,000;

   o its investment in Brazos Sportswear, Inc. was written off, realizing a capital loss of $8,235,367; and

   o its investment in Restaurant Development Group was liquidated, realizing a capital loss of $2,089,432.

      In addition, the Fund realized a capital gain due to the receipt of $6,825 in additional compensation from the escrow account related to the 1997 sale of Cardiovascular Ventures, Inc. The Fund realized a capital loss of $735,525 on the conversion of its prime + 1% note due from Triad Medical Inc. into a non-interest bearing loan due in 2005. The value of the note was discounted by $735,525, representing original issue discount that will be accreted to income over the life of the loan. The Fund also realized a loss of $212,980 from the reduction in the value of the royalty receivable due from United Rentals, Inc. related to the 1997 sale of J&J Rental Services, Inc. The Fund realized a capital gain due to the receipt of additional proceeds of $575,708 related to the 1997 sale of the Fund's investment in Industrial Equipment Rentals, Inc. The Fund also realized a capital gain due to the receipt of $47,141, as payment on preferred stock of Springtime, Inc., which had been previously written off as having no value.

      During the year ended December 31,1997, the Fund had a net realized capital gain of $7,565,699 from the sale of investments in eight Portfolio Companies, as follows:

   o 251,449 shares of Allied Waste Industries, Inc. for $4,236,177, realizing a capital gain of $3,163,942;

   o 96,035 shares of American Residential Services, Inc. for $2,186,926, realizing a capital gain of $2,130,098;

   o its investment in Industrial Equipment Rentals, Inc. for $6,736,956, realizing a capital gain of $4,370,256;

   o its investment in J&J Rental Services, Inc. and 62,149 share of United Rentals, Inc. of $2,977,400, including an $840,000 receivable, realizing a capital gain of $977,400;

   o its investment in David's Supermarkets for $5,546,800, realizing a capital gain of $1,477,350; and

   o its investment in Midway Airlines for $271,000, realizing a capital loss of $3,943,226.

      In August 1997, the Fund sold its investment in Cardiovascular Ventures, Inc. to Raytel Medical Corporation ("RTEL") receiving cash proceeds of $2,170,891 and 33,073 shares of RTEL common stock, valued at $330,730. The Fund recognized a capital loss of $121,621 on such sale. In December 1997, the Fund realized a loss of $488,500 on its investment in A.C. Liquidating preferred stock which was deemed worthless.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized appreciation on investments decreased $45,412,285 during the year ended December 31, 1999, from unrealized appreciation of $44,311,697 to unrealized depreciation of $1,100,588. Such net decrease resulted from decreases in the estimated fair value of securities of nine of the Fund's Portfolio Companies aggregating $24,818,186, an increase in the estimated fair value of securities of seven of the Fund's Portfolio Companies of $9,528,986 and the transfer of $30,123,085 in net unrealized appreciation to net realized gains from the sale or disposition of investments in ten Portfolio Companies. The significant increase in net unrealized depreciation in 1999 as compared to 1998 was primarily attributable to the transfer of unrealized appreciation resulting from the sales of CRC Holdings, Inc. and Travis International, Inc. and the decline in stock prices of the Fund's publicly-traded securities.

      Net unrealized appreciation on investments decreased $21,581,656 during the year ended December 31, 1998, from $65,893,353 to $44,311,697. Such net decrease resulted from decreases in the estimated fair value of securities of eight of the Fund's Portfolio Companies aggregating $35,408,412, an increase in the estimated fair value of securities of twelve portfolio companies of $30,539,019, and the transfer of $5,504,231 and $11,208,032 in net unrealized appreciation to net realized losses from the sale of investments in three companies and the write off of investments in two companies, respectively. The significant decrease in net unrealized appreciation in 1998 as compared to 1997 is primarily attributable to the decline in stock price of the Fund's publicly-traded securities, the write down of investments in two other portfolio companies providing equipment and services to the oil and gas industry and the write off of investments in two other portfolio companies.

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

DIVIDENDS

      The Fund declared dividends of $23,814,714 ($4.25 per share), $3,138,520 ($0.65 per share) and $2,380,327 ($0.50 per share) during 1999, 1998 and 1997, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1999 and 1998 dividends represented long-term capital gains and were paid in additional shares of common stock or in cash by specific election of the shareholders in December 1999 and 1998, respectively. The 1997 dividend, which represented a return of capital for tax purposes, was paid in additional shares of common stock or in cash by specific election of the shareholders in January 1998. The Fund paid $9,511,374, $991,853 and $828,556 in cash and issued 1,337,542,
125,812 and 67,837 additional shares of stock at $10.69375, $17.0625 and $22.875 per share, in December 1999 and 1998 and January 1998, respectively, in connection with such dividends. The stock issued in January 1998 is reflected as outstanding as of December 31, 1997 in the accompanying financial statements.

PORTFOLIO INVESTMENTS

      During the year ended December 31, 1999, the Fund invested $20,638,398 in six new companies and made follow-on investments of $10,591,965 in eleven portfolio companies. These follow-on investments include $1,388,132 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. The Fund also received note payments and proceeds from the sale of portfolio securities of $4,933,338 in the form of additional portfolio securities.

      On January 29, 1999, Brazos Sportswear, Inc. filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Fund's investment in Brazos Sportswear, Inc. was written off as of December 31, 1998.

      In February 1999, unaffiliated co-investors in Equicom, Inc. ("Equicom") purchased 48,000 shares of Equicom's common stock at its original cost of $15,000 from the Fund. Co-investors in

Equicom also purchased $1,043,500 of the $2,682,000 10% promissory note due to the Fund. During the year ended December 31, 1999, the Fund invested $1,143,810 in Equicom and received 114,381 shares of preferred stock. In addition, in 1999, the Fund advanced an additional $352,254 to Equicom pursuant to the 10% promissory note.

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

      In March 1999, the Fund acquired 499 common shares of Champion Window, Inc. ("Champion") for $499. Champion was formed to acquire the assets of a company that manufactures aluminum windows for residential use. In May 1999, this acquisition was completed and the Fund acquired 1,399,501 additional shares of common stock and 20,000 shares of preferred stock of Champion for $1,399,501 and $2,000,000 respectively. In addition, the Fund advanced $3,500,000 to Champion in exchange for a 12% subordinated promissory note.

      In March 1999, the Fund received 5,172 additional common shares of U.S. Filter related to a purchase price adjustment from the 1998 sale of WMW Industries, Inc. to U.S. Filter. The transaction with U.S. Filter in 1998 was a tax-free exchange; therefore the Fund did not realize a capital gain from the receipt of these additional common shares. In June 1999, U.S. Filter released $654,570 of additional cash which had been held in escrow to the Fund. This amount was recorded as a capital gain.

      In the first quarter of 1999, the Fund acquired 6,000 shares of Series B 8% preferred stock from Hot & Cool Holdings, Inc. for $300,000. During the second quarter of 1999, the Fund advanced $500,000 to Hot & Cool Holdings, Inc. in exchange for a 12% subordinated promissory note. During the third quarter of 1999, the Fund received 7,518 shares of Hot & Cool Series A 8% preferred stock in payment of $45,000 on the 9% promissory note and $255,735 in payment of accrued interest receivable. During the fourth quarter of 1999, the Fund acquired 5,000 shares of Series C preferred stock and a warrant to purchase 10,000 shares of common stock for $0.01 for $500,000.

      During the quarter ended March 31, 1999, the Fund advanced $655,769 to Tulsa Industries, Inc. pursuant to a 8.75% junior participation in a promissory note. During the fourth quarter of 1999, Tulsa Industries, Inc. was restructured. The Fund acquired 1,058 shares of Series B preferred stock for $1,058,000. In addition, pursuant to the restructuring, the Fund exchanged its 546,615 shares of Series A preferred stock for 181,589 shares of common stock and surrendered its warrant to purchase 31,731 shares.

      In April 1999, the Fund sold its interest in American Residential Services, Inc. ("ARS"), to The ServiceMaster Company ("SVM") and in conjunction with such sale, the Fund's warrants to buy 100,000 shares of ARS for $15 per share were converted into warrants to buy 29,411 shares of SVM for $51 per share through September 2001.

      In May 1999, the Fund acquired 3,167,756 shares of Turfgrass America, Inc. ("Turfgrass") common stock for $600,000 and advanced $3,400,000 in exchange for a 12% subordinated promissory note, with a face value at maturity of $4,000,000 from Turfgrass. Turfgrass grows, sells and installs warm season turfgrasses, commonly referred to as "sod", for residential, commercial and sports applications. During 1999, the original issue discount accretion amounted to $75,000.

      During the second quarter 1999, Travis International, Inc. completed a 4.5 to 1 stock split pursuant to which the Fund received an additional 76,814 shares of common stock.

      On July 26, 1999, the Fund exercised its warrant to buy 125,000 shares of common stock of Allied Waste Industries, Inc. for $625,000.

      In July 1999, the Fund sold its interest in CRC Holdings, Inc. ("CRC") to LG&E Energy Corp ("LGE"). The Fund received $12,128,572 in cash and 121,504 shares of LGE common stock valued at $2,039,748 on the date such shares were received. In addition, the Fund was repaid its $959,700 promissory note due from CRC, and 115,860 shares of LGE common stock are being held in escrow to support representations and warranties made by the Fund in the sale agreement. The Fund is entitled to additional consideration of up to $11.7 million pursuant to an earn-out agreement that is based on the performance of CRC over its last two and the next three fiscal years.

      For the year ended December 31, 1999, the Fund advanced $524,000 to The Drilltec Corporation pursuant to a prime + 9.75% promissory note. In addition, the Fund received warrants to buy 10% of the company through September 2002.

      During the third quarter 1999, the Fund received an additional 755,155 shares of common stock of Paracelsus Healthcare Corporation ("PLS") pursuant to a purchase price adjustment related to the merger of Champion Healthcare Corporation, a former portfolio company, with PLS in 1996.

      For the year ended December 31, 1999, the Fund received an additional 5,612 and 1,248 shares of preferred stock of Container Acquisition, Inc. and Sovereign Business Forms, Inc. in payment of $561,200 and $124,800 in dividends, respectively. In addition, in October 1999, the Fund advanced $1,500,000 to Sovereign pursuant to a 15% promissory note and received a warrant to buy 273,450 shares of Sovereign common stock for $1 per share through October 2009.

      During the year ended December 31, 1999, the original issue discount accretion for the discounted $2,025,000 non-interest-bearing note due from HTD Corporation ("HTD") amounted to $33,037. Such original issue discount was being accreted over the life of the note, but the remaining balance was recognized as a capital gain during the second quarter as a result of the sale of HTD and payment in full of the note.

      In December 1999, the Fund received 35,000 shares of common stock valued at $101,500, 35,000 shares of preferred stock valued at $1,929,000 and an 8% promissory note in the amount of $1,138,000 from Equipment Support Services, Inc. ("ESS") in conjunction with the sale of its investments in Carruth-Doggett Industries, Inc. and CDI Rental Services, Inc. ESS is involved in the sales and rental of construction and farm equipment.

      During the fourth quarter of 1999, the Fund received 285,000 Class A units of equity interest in

Spectrum Management, LLC ("Spectrum") for $2,850,000. Spectrum provides security devices to financial institutions.

      During the year ended December 31, 1998, the Fund invested $13,645,100 in three new companies and made follow-on investments of $33,087,284 in eleven portfolio companies, including $1,998,989 in dividends and accrued interest received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

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

      Of the companies in which the Fund has investments at December 31, 1999, only AW, DYPR, LGE, NCS, PLS, RTEL and SVM, are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment. See "Valuation".

YEAR 2000

      Many computer software systems could not properly process date-related information from and after January 1, 2000. Should any of the computer systems employed by the Management Company, any of the Fund's other major service providers, or companies in which the Fund has an investment, fail to process this type of information properly, that could have a negative impact on the Fund's operations and the services provided to the Fund's stockholders.

      In order to address the Year 2000 issue, the Management Company identified its computer systems to be replaced and modified for the Year 2000 compliance with installation completed by year end. In addition, the Fund completed its inquiry of its major service providers as well as its Portfolio Companies to determine if they were in the process of reviewing their systems with the same goals. As of December 31, 1999, the Fund had received assurances from all of its major service providers and its Portfolio Companies regarding Year 2000 compliance. However, although the Fund had received assurances, there could be no guarantee that Year 2000 problems originating from these third parties, whose systems affect the Fund, would not occur. The Fund did not incur any expenses related to Year 2000 issues.

      As of February 29, 2000, the Fund has not experienced and does not anticipate any significant problems related to the Year 2000 issue. The Fund's revenue and spending patterns were not affected by any issues related to the Year 2000 problem. Based on information available at this time, the Fund cannot be certain that Year 2000 problems originating internally or from its major service providers or Portfolio Companies will not occur. The Fund will develop a plan to address problems related to the Year 2000 if problems are identified.

SUBSEQUENT EVENTS

      Subsequent to December 31, 1999, the Fund repaid a net $55,100,000 of notes payable to the bank.

      From January through February 29, 2000, the Fund repurchased an additional 94,631 shares of common stock for $959,060.

      Subsequent to December 31, 1999, the Fund advanced an additional $160,000 to The Drilltec Corporation on a prime +9.75% promissory note and $147,746 to Equicom, Inc. on a 10% promissory note.

      In February 2000, the Fund realized a capital gain as a result of the receipt of $654,570 in additional compensation for the escrow account related to the 1998 sale of WMW Industries.

      In February 2000, the Fund advanced an additional $500,000 to Hot and Cold Holdings, Inc. under a 12% promissory note.

      On February 28, 2000, the Fund purchased 80,951 shares of common stock of Doane Pet Care Enterprises, Inc. ("Doane") for $726,565 from a current shareholder of Doane. The Fund indirectly owns 1,039,968 shares of Doane common stock through its ownership of Summit/DPC Partners. The shares of Doane were purchased subject to the existing Doane shareholders' right of first refusal after an independent third party offered to buy the shares from the current shareholder. The Fund's investment in Summit/DPC was valued at $5,500,000 at December 31,1999. The fair value of the Fund's investment, using the price paid in this transaction, will be raised to $9,300,000 effective March 1, 2000.

      In February 2000, the Fund committed to invest up to $3,000,000 in Sternhill Partners I, L.P., a fund formed to invest in private, early-stage, emerging-growth companies in the information technology and, on limited occasions, life sciences industries.

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

      The Fund's liabilities consist of debt payable to a financial institution. The revolving credit facilities are priced at floating rates of interest, with a basis of LIBOR or prime rate at the Fund's option. As a result of the floating rate, a change in interest rates could result in either an increase or decrease in the Fund's interest expense.

      A portion of the Fund's investment portfolio consists of debt and equity investments in private companies. The Fund would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Fund's investment portfolio also consists of common stocks and warrants to purchase common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report of Independent Public Accountants

To Equus II Incorporated:

      We have audited the accompanying balance sheets of Equus II Incorporated (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 1999 and 1998, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1999, and the selected per share data and ratios for each of the five years in the period ended December 31, 1999. These financial statements and selected per share data and ratios are the responsibility of the management of Equus II Incorporated. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 1999, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the financial statements include investments in portfolio securities valued at $111,571,919 (110% of net assets) and $143,689,403 (124% of net assets) as of December 31, 1999 and 1998, respectively, whose values have been estimated by Equus Capital Management Corporation (the "Management Company") and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. We have reviewed the procedures used by the Management Company in arriving at their estimates of value of such securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, the Management Company's estimates of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

      In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus II Incorporated as of December 31, 1999 and 1998, the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1999, and the selected per share data and ratios for each of the five years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Houston, Texas
February 29, 2000

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                      1999             1998
                                                                 -------------    -------------
Assets

Investments in portfolio securities at fair value
     (cost $116,473,793 and $109,937,121, respectively) ......   $ 115,373,205    $ 154,248,818
Temporary cash investments, at cost which
     approximates fair value .................................      50,334,180       60,214,266
Cash .........................................................       5,485,502           39,724
Accounts receivable ..........................................       1,050,606          393,235
Accrued interest receivable ..................................       2,778,922          675,851
Commitment fees ..............................................            --             31,250
                                                                 -------------    -------------
          Total assets .......................................     175,022,415      215,603,144
                                                                 -------------    -------------
Liabilities and net assets

Liabilities:
     Accounts payable ........................................         696,501          367,341
     Due to management company ...............................         507,094          580,775
     Notes payable to bank ...................................      72,400,000       98,500,000
                                                                 -------------    -------------
          Total liabilities ..................................      73,603,595       99,448,116
                                                                 -------------    -------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding ....................            --               --
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 6,839,331 and 4,954,304 shares outstanding           6,839            4,954
     Additional paid-in capital ..............................     102,676,963       78,407,776
     Notes receivable from officers related to 731,662
       shares of common stock ................................     (10,132,925)            --
     Undistributed net investment income .....................            --               --
     Undistributed net capital gains (losses) ................       9,968,531       (6,569,399)
     Unrealized appreciation (depreciation) of portfolio
       securities, net .......................................      (1,100,588)      44,311,697
                                                                 -------------    -------------
          Total net assets ...................................   $ 101,418,820    $ 116,155,028
                                                                 =============    =============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                           1999            1998            1997
                                                                       ------------    ------------    ------------
Investment income:
     Income from portfolio securities ..............................   $  5,060,617    $  3,726,430    $  3,926,814
     Interest from temporary cash investments ......................         57,908          48,004          85,861
     Interest on notes receivable from officers ....................         38,405            --              --
                                                                       ------------    ------------    ------------
         Total investment income ...................................      5,156,930       3,774,434       4,012,675
                                                                       ------------    ------------    ------------
Expenses:
     Management fee ................................................      2,179,413       2,706,325       2,794,795
     Interest expense ..............................................      2,163,593       1,970,973         429,940
     Non-cash compensation expense .................................      2,085,766            --              --
     Professional fees .............................................        279,141         490,954         520,161
     Director fees and expenses ....................................        269,784         244,899         201,385
     Mailing, printing and other expenses ..........................        214,947         383,664         337,531
     Franchise taxes ...............................................         91,450         106,278         106,924
     Administrative fees ...........................................         50,000          50,000          50,000
     Deferred management incentive fee .............................           --              --           426,501
     Management incentive fees .....................................           --              --            55,825
     Amortization ..................................................           --              --            11,730
                                                                       ------------    ------------    ------------
          Total expenses ...........................................      7,334,094       5,953,093       4,934,792
                                                                       ------------    ------------    ------------
Net investment loss ................................................     (2,177,164)     (2,178,659)       (922,117)
                                                                       ------------    ------------    ------------
Realized gain (loss) on sales of
     portfolio securities, net .....................................     40,352,644      (3,563,556)      7,565,699
                                                                       ------------    ------------    ------------
Unrealized appreciation (depreciation) of
     portfolio securities, net:

     End of year ...................................................     (1,100,588)     44,311,697      65,893,353
     Beginning of year .............................................     44,311,697      65,893,353      41,671,464
                                                                       ------------    ------------    ------------
     Increase (decrease) in unrealized
        appreciation of portfolio securities, net ..................    (45,412,285)    (21,581,656)     24,221,889
                                                                       ------------    ------------    ------------
     Total increase (decrease) in net
        assets from operations .....................................   $ (7,236,805)   $(27,323,871)   $ 30,865,471
                                                                       ============    ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999             1998             1997
                                                       -------------    -------------    -------------
Operations:

     Net investment loss ...........................   $  (2,177,164)   $  (2,178,659)   $    (922,117)
     Realized gain (loss) on sales of
        portfolio securities, net ..................      40,352,644       (3,563,556)       7,565,699
     Increase (decrease) in unrealized
        appreciation of portfolio securities, net ..     (45,412,285)     (21,581,656)      24,221,889
                                                       -------------    -------------    -------------
Increase (decrease) in net assets
   from operations .................................      (7,236,805)     (27,323,871)      30,865,471
                                                       -------------    -------------    -------------
Capital transactions:

     Stock issued in payment of deferred
        management incentive fee ...................            --               --         11,210,529
     Non-cash compensation expense related
        to officers' stock options .................       2,085,766             --               --
     Interest on non-recourse portion of
         officer notes .............................         115,217             --               --
     Stock repurchase ..............................      (1,211,298)            --               --
     Option loans to officers, net of payments .....     (10,132,925)            --               --
     Exercise of incentive stock options ...........      11,155,211             --               --
     Dividends .....................................     (23,814,714)      (3,138,520)      (2,380,327)
     Shares issued in common stock dividend ........      14,303,340        2,146,667        1,551,771
                                                       -------------    -------------    -------------
     Increase (decrease) in net assets from
        capital share transactions .................      (7,499,403)        (991,853)      10,381,973
                                                       -------------    -------------    -------------
Increase (decrease) in net assets ..................     (14,736,208)     (28,315,724)      41,247,444

Net assets, at beginning of year ...................     116,155,028      144,470,752      103,223,308
                                                       -------------    -------------    -------------
Net assets, at end of year .........................   $ 101,418,820    $ 116,155,028    $ 144,470,752
                                                       =============    =============    =============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     1999             1998             1997
                                                                -------------    -------------    -------------
Cash flows from operating activities:

     Interest and dividends received ........................   $   1,780,944    $   1,614,656    $   3,157,683
     Cash paid to management company,
        directors, bank and suppliers .......................      (5,083,622)      (5,913,108)      (4,201,393)
                                                                -------------    -------------    -------------
        Net cash used by operating activities ...............      (3,302,678)      (4,298,452)      (1,043,710)
                                                                -------------    -------------    -------------
Cash flows from investing activities:

     Purchase of portfolio securities .......................     (24,908,893)     (44,553,395)     (32,048,406)
     Proceeds from sales of portfolio securities ............      55,962,420       18,382,928       18,546,690
     Principal payments from portfolio securities ...........       4,272,725        1,012,576        5,206,728
     Proceeds from exercise of options ......................          31,125             --               --
     Repayments from (advances to) portfolio
      companies, net ........................................         211,640         (250,000)            --
                                                                -------------    -------------    -------------
        Net cash  provided (used) by investing activities ...      35,569,017      (25,407,891)      (8,294,988)
                                                                -------------    -------------    -------------
Cash flows from financing activities:

     Advances from bank .....................................     225,000,000      341,700,000      354,100,000
     Repayments to bank .....................................    (251,100,000)    (325,100,000)    (337,500,000)
     Repurchase of common stock .............................      (1,095,365)            --               --
     Dividends paid .........................................      (9,505,282)      (1,820,409)      (1,209,850)
                                                                -------------    -------------    -------------
        Net cash provided (used) by financing activities ....     (36,700,647)      14,779,591       15,390,150
                                                                -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents ........      (4,434,308)     (14,926,752)       6,051,452

Cash and cash equivalents at beginning of year ..............      60,253,990       75,180,742       69,129,290
                                                                -------------    -------------    -------------
Cash and cash equivalents at end of year ....................   $  55,819,682    $  60,253,990    $  75,180,742
                                                                =============    =============    =============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                  (Continued)

                                                                     1999             1998             1997
                                                                -------------    -------------    -------------
Reconciliation of increase (decrease) in net assets from
     operations to net cash used by operating activities:

Increase (decrease) in net assets from operations ...........   $  (7,236,805)   $ (27,323,871)   $  30,865,471

Adjustments to reconcile increase (decrease) from
     operations to net cash used by operating activities:
     Realized (gain) loss on sales of portfolio
        securities, net .....................................     (40,352,644)       3,563,556       (7,565,699)
     Decrease (increase) in unrealized appreciation, net ....      45,412,285       21,581,656      (24,221,889)
     Decrease (increase) in accrued interest receivable .....      (2,103,071)        (162,228)         383,442
     Accrued interest or dividends exchanged for
        portfolio securities ................................      (1,388,132)      (1,997,550)      (1,238,434)
     Interest income on non-recourse portion of
        officer notes........................................         115,217             --               --
     Non-cash compensation expense ..........................       2,085,766             --               --
     Commitment fees paid ...................................            --            (37,500)         (75,000)
     Amortization of commitment fee .........................          31,250           25,000           73,750
     Amortization of deferred reorganization costs ..........            --               --             11,730
     Increase (decrease) in accounts payable ................         207,137          194,064          (34,954)
     Stock issued to management company in payment
        of deferred management incentive fee ................            --               --         11,210,529
     Decrease in due to management company ..................         (73,681)        (141,579)     (10,452,656)
                                                                -------------    -------------    -------------
Net cash used by operating activities .......................   $  (3,302,678)   $  (4,298,452)   $  (1,043,710)
                                                                =============    =============    =============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                       SELECTED PER SHARE DATA AND RATIOS
                    FOR THE FIVE YEARS ENDED DECEMBER 31,1999

                                                        1999           1998           1997           1996           1995
                                                     ----------     ----------     ----------     ----------     ----------
SELECTED PER SHARE DATA:

Investment income ................................   $     1.04     $     0.78     $     0.85     $     0.68     $     1.04

Expenses .........................................         1.48           1.23           1.04           2.84           1.26
                                                     ----------     ----------     ----------     ----------     ----------
Net investment loss ..............................        (0.44)         (0.45)         (0.19)         (2.16)         (0.22)

Realized gain (loss) on sales of
   portfolio securities, net .....................         8.15          (0.74)          1.60           1.06           2.58

Increase (decrease) in unrealized
   appreciation of portfolio
   securities, net ...............................        (9.17)         (4.47)          5.11           8.82          (0.43)
                                                     ----------     ----------     ----------     ----------     ----------
Increase (decrease) in net
   assets from operations ........................        (1.46)         (5.66)          6.52           7.72           1.93
                                                     ----------     ----------     ----------     ----------     ----------
Capital transactions:
Dividends ........................................        (4.25)         (0.65)         (0.50)         (0.76)         (2.00)
Effect of common stock repurchases ...............         0.10           --             --             --             0.35
Dilutive effect of shares issued in common
   stock dividend and exercise of options ........        (1.23)         (0.16)         (0.10)         (0.20)         (0.51)
Effect of Rights Offering ........................         --             --             --            (2.47)          --
                                                     ----------     ----------     ----------     ----------     ----------
Net decrease in assets from
   capital transactions ..........................        (5.38)         (0.81)         (0.60)         (3.43)         (2.16)
                                                     ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in net assets ............        (6.84)         (6.47)          5.92           4.29          (0.23)

Net assets at beginning of year ..................        23.45          29.92          24.00          19.71          19.94
                                                     ----------     ----------     ----------     ----------     ----------
Net assets at end of year ........................   $    16.61     $    23.45     $    29.92     $    24.00     $    19.71
                                                     ==========     ==========     ==========     ==========     ==========
Weighted average number of shares
   outstanding during year, in thousands .........        4,950          4,829          4,733          3,819          2,968

SELECTED RATIOS:

Ratio of expenses before interest and
   non-cash compensation expense to
   average net assets ............................         2.84%          3.06%          3.64%         12.45%          5.58%

Ratio of  total expenses to average
   net assets ....................................         6.74%          4.57%          3.98%         13.15%          6.10%

Ratio of net investment loss to average
     net assets ..................................        (2.00)%        (1.67)%        (0.74)%       (10.02)%        (1.09)%

Ratio of increase (decrease) in net assets
   from operations to average net assets .........        (6.65)%       (20.97)%        24.92%         35.70%          9.32%

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1999

                                                      DATE OF
        PORTFOLIO COMPANY                        INITIAL INVESTMENT       COST       FAIR VALUE
        -----------------                        ------------------    ----------    ----------
A. C. Liquidating Corporation                      February 1985
  -10% secured promissory notes                                        $  188,014    $    --

Allied Waste Industries, Inc. (NYSE - AW)           March 1989
  -900,000 shares of common stock                                       3,121,565     7,561,125

Champion Window, Inc.                               March 1999
  -1,400,000 shares of common stock                                     1,400,000     3,500,000
  -20,000 shares of preferred stock                                     2,000,000     2,100,000
  -12% subordinated promissory note                                     3,500,000     3,500,000

Container Acquisition, Inc.                        February 1997
  -1,370,000 shares of common stock                                     1,370,000     3,870,000
  -59,690 shares of preferred stock                                     5,969,000     5,969,000
  -Conditional warrant to buy up to 370,588
   shares of common stock at $0.01 per share
   through June 2003                                                        1,000         1,000

The Drilltec Corporation                            August 1998
  -1,400,000 shares of common stock                                     1,400,000         --
  -62,450 shares of preferred stock                                     6,245,000         --
  -Prime +9.75% promissory note                                           524,000       524,000
  -Warrant to buy 10% of the common
   equity for $100 through September 2002                                   --            --

Drypers Corporation (NASDAQ - DYPR)                  July 1991
  -3,677,906 shares of common stock                                     9,328,556     7,078,291

Equicom, Inc. (formerly Texrock Radio, Inc.)         July 1997
  -452,000 shares of common stock                                         141,250         --
  -657,611 shares of preferred stock                                    6,576,110     2,000,000
  -10% promissory note                                                  1,990,754     1,990,754

Equipment Support Services, Inc.                   December 1999
  -35,000 shares of common stock                                          101,500       101,500
  -35,000 shares of preferred stock                                     1,929,000     1,929,000
  -8% promissory note                                                   1,138,000     1,138,000

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1999
                                   (Continued)

                                                           DATE OF
        PORTFOLIO COMPANY                             INITIAL INVESTMENT       COST       FAIR VALUE
        -----------------                             ------------------    ----------    ----------
GCS RE, Inc.                                             February 1989
  -1,000 shares of common stock                                             $  132,910    $  300,000

Hot & Cool Holdings, Inc.                                  March 1996
  -9% increasing rate subordinated
  promissory note                                                            1,075,000     1,075,000
  -10% subordinated notes                                                    2,200,000     2,200,000
  -12% promissory note                                                       1,500,000     1,500,000
  -19,665 shares of Series A 8% preferred stock                                786,631         --
  -6,000 shares of Series B 8% preferred stock                                 300,000         --
  -5,000 shares of Series C preferred stock                                    500,000       500,000
  -Warrants to buy up to 14,942 shares of common
   stock at $0.01 per share through March 2006                                   --            --
  -Warrants to buy up to 16,316 shares of common
   stock at $26.00 per share through April, 2007                                 --            --
  -Warrant to buy 10,000 shares of common stock
   at $0.01 through February 28, 2003                                            --            --

LG&E Energy Corp. (NYSE-LGE)                               July 1999
  -121,504 shares of common stock                                            1,719,838     1,800,917
  -Earnout and escrow receivable                                             3,754,199     6,800,000

NCI Building Systems, Inc. (NYSE-NCS)                      April 1989
  -200,000 shares of common stock                                              159,784     3,700,000

Paracelsus Healthcare Corporation (NYSE - PLS)           December 1990
  -2,018,213 shares of common stock                                          5,278,748       788,372

Petrocon Engineering, Inc.                               September 1998
  -12% promissory note                                                       4,663,356     4,663,356
  -887,338 shares of common stock                                                  635           635
  -8% Series B junior subordinated promissory note                           2,659,332     2,659,332
  -Warrant to buy up to 1,552,571 shares of common
   stock at $0.01 per share through March 2009                                    --           --

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1999
                                   (Continued)

                                                            DATE OF
        PORTFOLIO COMPANY                              INITIAL INVESTMENT       COST       FAIR VALUE
        -----------------                              ------------------    ----------    ----------
Raytel Medical Corporation (NASDAQ - RTEL)                August 1997
  -33,073 shares of common stock                                             $  330,730    $ 101,286

The ServiceMaster Company (NYSE-SVM)                        May 1999
  -Warrant to buy up to 29,411 shares of common
   stock at $51 per share through September 2001                                  --           --

Sovereign Business Forms, Inc.                            August 1996
  -14,648 shares of preferred stock                                           1,464,800    1,464,800
  -15% promissory notes                                                       2,300,000    2,300,000
  -Warrant to buy 551,894 shares of common
   stock at $1 per share through August 2006                                      --         413,920
  -Warrant to buy 25,070 shares of common stock
   at $1.25 per share through October 2007                                        --          12,535
  -Warrant to buy 273,450 shares of common
   stock at $1 per share through October 2009                                     --         205,088

Spectrum Management, LLC                                 December 1999
  -285,000 Units of Class A equity interest                                   2,850,000    2,850,000

Stephen L. LaFrance Holdings, Inc.                       September 1997
  -2,498,452 shares of preferred stock                                        2,498,452    2,498,452
  -Warrant to buy 269 shares of common stock
   for $0.01 per share through September 2007                                     --       3,000,000

Strategic Holdings, Inc.                                 September 1995
  -3,089,751 shares of common stock                                           3,088,389    2,568,287
  -3,822,157 shares of Series B preferred stock                               3,820,624    3,820,624
  -15% promissory note                                                        6,750,000    6,750,000
  -Warrants to buy 225,000 shares of common
   stock at $0.4643 per share through August 2005                                 --         187,026
  -Warrant to buy 100,000 shares of common stock
   at $1.50 per share through August 2005                                         --           --
  -Warrant to buy 2,219,237 shares of common
   stock at $0.01 per share through November 2005                                 --       1,844,687
  -1,000 shares of SMIP, Inc. common stock                                      150,000      150,000
  -15% promissory note of SMIP, Inc.                                            175,000      175,000

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1999
                                   (Continued)

                                                       DATE OF
        PORTFOLIO COMPANY                         INITIAL INVESTMENT        COST          FAIR VALUE
        -----------------                         ------------------    ------------     ------------
Summit/DPC Partners, L.P.                             October 1995
  -36.11% limited partnership interest                                  $  2,600,000     $  5,500,000

Travis International, Inc.                           December 1986
  -98,761 shares of common stock                                               5,398        1,000,000

Tulsa Industries, Inc.                               December 1997
  -27,500 shares of common stock                                              33,846            --
  -181,589 shares of Series A preferred stock                              5,466,154            --
  -1,058 shares of Series B preferred stock                                1,058,000        1,058,000
  -Junior participation in promissory note                                   655,769          655,769

Turfgrass America, Inc.                                 May 1999
  -3,167,756 shares of common stock                                          600,000          600,000
  -12% subordinated promissory note                                        3,475,000        3,475,000

United Industrial Services, Inc.                       July 1998
  -35,000 shares of preferred stock                                        3,500,000        3,500,000
  -Warrants to buy 63,637 shares of common
   stock at $0.01 through June 2008                                              100              100

VRPI Spin Off, Inc.                                   January 1988
  -100 shares of common stock                                                250,000          250,000
  -10% secured promissory note                                             2,672,349        2,672,349
  -12% secured promissory note                                             1,050,000        1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation                                                    25,000           20,000
                                                                        ------------     ------------
     Total                                                              $116,473,793     $115,373,205
                                                                        ============     ============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1999
                                   (Continued)

      Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

      In connection with the investments in Allied Waste Industries, Inc., Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Drypers Corporation, Hot & Cool Holdings, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Turfgrass America, Inc. and United Industrial Services, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

      As defined in the Investment Company Act of 1940, during the year ended December 31, 1999, the Fund was considered to have a controlling interest in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Drypers Corporation, Equicom, Inc., Sovereign Business Forms, Inc., Spectrum Management LLC, Strategic Holdings, Inc., Tulsa Industries, Inc., United Industrial Services, Inc. and VRPI Spin Off, Inc. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at December 31, 1999. Such discounts, shown in the following table, total $2,554,017 or $0.42 per share as of December 31, 1999.

                                                    Discount from
                                                     Market Value
                                                    -------------
          Allied Waste Industries, Inc...........   $     370,125
          Drypers Corporation....................       1,771,486
          LG&E Energy Corp.......................         317,809
          Paracelsus Healthcare Corporation......          94,597
                                                    -------------
                Total discount...................   $   2,554,017
                                                    =============

      Income was earned in the amount of $2,251,120, $2,542,677 and $2,102,520 for the years December 31, 1999, 1998 and 1997 respectively, on portfolio securities of companies in which the Fund has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Equipment Support Services, Inc., LG&E Energy Corp., Raytel Medical Corporation and Summit/DPC Partners, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 85% of the total value of the investments in portfolio companies at December 31, 1999.

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1998

                                                           DATE OF
        PORTFOLIO COMPANY                            INITIAL INVESTMENT       COST        FAIR VALUE
        -----------------                            ------------------    ----------    ------------
A. C. Liquidating Corporation                            February 1985
  -10% secured promissory notes                                            $  188,014    $      --

Allied Waste Industries, Inc. (NYSE - AW)                 March 1989
  -875,000 shares of common stock                                           2,970,721      20,051,719
  -Warrants to buy up to 125,000 shares of common
   stock at $5 per share through August 1999                                    --          1,575,078

American Residential Services, Inc. (NYSE - ARS)         December 1995
  -1,125,000 shares of common stock                                         3,000,272       3,223,175
  -Warrants to buy up to 100,000 shares of common
    stock at $15 per share through September 2001                               --              --

Atlas Acquisition, Inc.                                    May 1997
  -Junior participation in prime + 1.5% note                                  850,000         250,000

Carruth-Doggett Industries, Inc.                         December 1995
  -10% senior subordinated promissory note                                  2,250,000       2,250,000
  -Warrant to buy up to 33,333 shares of common
   stock at $0.01 per share through December 2005                               --          2,250,000
  -Warrant to buy up to 249 shares of common
   stock of CDE Corp. at $0.01 per share through
   December 2005                                                                --              --

Container Acquisition, Inc.                              February 1997
  -1,370,000 shares of common stock                                         1,370,000       1,370,000
  -54,078 shares of preferred stock                                         5,407,800       5,407,800
  -Warrant to buy up to 370,588 shares of common
   stock at $0.01 per share through June 2003                                   1,000           1,000

CRC Holdings, Corp.                                        June 1997
  -59,891 shares of common stock                                            5,474,037      20,961,850
  -12% subordinated promissory note                                           959,700         959,700

 The Drilltec Corporation                                 August 1998
   -1,400,000 shares of common stock                                        1,400,000           --
   -62,450 shares of preferred stock                                        6,245,000           --

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1998
                                   (Continued)

                                                         DATE OF
        PORTFOLIO COMPANY                           INITIAL INVESTMENT       COST        FAIR VALUE
        -----------------                           ------------------    ----------    ------------
Drypers Corporation (NASDAQ - DYPR)                      July 1991
  -3,677,906 shares of common stock                                       $9,328,556    $  9,646,838

Equicom, Inc. (formerly Texrock Radio, Inc.)             July 1997
  -500,000 shares of common stock                                            156,250         156,250
  -543,230 shares of preferred stock                                       5,432,300       5,432,300
  -10% promissory note                                                     2,682,000       2,682,000

Garden Ridge Corporation (NASDAQ - GRDG)                 July 1992
  -474,942 shares of common stock                                            685,030       4,175,267

GCS RE, Inc.                                           February 1989
  -1,000 shares of common stock                                              132,910         300,000

Hot & Cool Holdings, Inc.                                March 1996
  -9% increasing rate subordinated
   promissory note                                                         1,120,000       1,120,000
  -10% subordinated notes                                                  2,200,000       2,200,000
  -12% senior unsecured promissory note                                    1,000,000       1,000,000
  -12,147 shares of Series A 8% preferred stock                              485,897         485,897
  -Warrants to buy up to 14,942 shares of common
    stock at $0.01 per share through March 2006                                --            280,000
  -Warrants to buy up to 16,316 shares of common
    stock at $26.00 per share through April, 2007                              --              --

HTD Corporation (formerly Triad Medical Inc.)            April 1997
  -1,251,944 shares of common stock                                        8,165,000      10,015,552
  -0% promissory note                                                      1,337,530       1,337,530

NCI Building Systems, Inc. (NYSE - NCS)                  April 1989
  -200,000 shares of common stock                                            159,784       5,625,000

OEI International, Inc.                                 October 1997
  -566,201 shares of common stock                                                635             635
  -Prime + 1/2% promissory note                                            2,500,000       2,500,000

Paracelsus Healthcare Corporation (NYSE - PLS)         December 1990
  -1,263,058 shares of common stock                                        5,278,748       1,833,106

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1998
                                -----------------
                                   (Continued)

                                                           DATE OF
        PORTFOLIO COMPANY                             INITIAL INVESTMENT       COST        FAIR VALUE
        -----------------                             ------------------    ----------    ------------
Petrocon Engineering, Inc.                              September 1998
  -15% promissory note                                                      $2,500,000    $  2,500,000

Raytel Medical Corporation (NASDAQ - RTEL)                August 1997
  -33,073 shares of common stock                                               330,730         153,988

Sovereign Business Forms, Inc.                            August 1996
  -13,400 shares of preferred stock                                          1,340,000       1,340,000
  -15% promissory notes                                                        800,000         800,000
  -Warrant to buy 551,894 shares of common
    stock at $1 per share through August 2006                                    --          1,440,818
  -Warrant to buy 25,070 shares of common stock
    at $1.25 per share through October 2007                                      --             59,182

Stephen L. LaFrance Holdings, Inc.                      September 1997
  -2,498,452 shares of preferred stock                                       2,498,452       2,498,452
  -Warrant to buy 269 shares of common stock
    for $0.01 per share through September 2007                                   --          1,000,000

Strategic Holdings, Inc.                                September 1995
  -3,089,751 shares of common stock                                          3,088,389       1,795,035
  -3,822,157 shares of Series B preferred stock                              3,820,624       3,820,624
  -15% promissory note                                                       6,750,000       6,750,000
  -Warrants to buy 225,000 shares of common
    stock at $0.4643 per share through August 2005                               --             26,249
  -Warrant to buy 100,000 shares of common stock
   at $1.50 per share through August 2005                                        --              --
  -Warrant to buy 2,219,237 shares of common
    stock at $0.01 per share through November 2005                               --          1,267,105
  -1,000 shares of SMIP, Inc. common stock                                     150,000         150,000
  -15% promissory note of SMIP, Inc.                                           175,000         175,000

Summit/DPC Partners, L.P.                                October 1995
  -36.11% limited partnership interest                                       2,600,000       4,600,000

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1998
                                -----------------
                                   (Continued)

                                                     DATE OF
        PORTFOLIO COMPANY                       INITIAL INVESTMENT        COST        FAIR VALUE
        -----------------                       ------------------   ------------    ------------
Travis International, Inc.                         December 1986
  -66,784 shares of common stock                                     $    534,589    $  2,537,792
  -104,500 shares of Class A common stock                                  25,701       3,971,000

Tulsa Industries, Inc.                             December 1997
  -27,500 shares of common stock                                           33,846           --
  -546,615 shares of Series A preferred stock                           5,466,154           --
  -Warrants to buy 31,731 shares of common
   stock at $0.001 per share                                                --              --

United Industrial Services, Inc.                     July 1998
  -35,000 shares of preferred stock                                     3,500,000       3,500,000
  -Warrants to buy 63,637 shares of common
    stock at $0.01 through June 2008                                          100             100

United Rentals, Inc. (NYSE - URI)                   October 1997
  -54,334 shares of common stock                                              397       1,799,814

United States Filter Corporation (NYSE - USF)       October 1989
  -130,300 shares of common stock                                       1,544,606       2,980,613

VRPI Spin Off, Inc.                                 January 1988
  -100 shares of common stock                                             250,000         250,000
  -10% secured promissory note                                          2,672,349       2,672,349
  -12% secured promissory note                                          1,050,000       1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation                                                 25,000          20,000
                                                                     ------------    ------------
     Total                                                           $109,937,121    $154,248,818
                                                                     ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                             EQUUS II INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998 AND 1997

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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $50,000 is included in the accompanying Statements of Operations for each of the three years ended December 31, 1999.

      Through March 31, 1997, the Management Company also received a management incentive fee equal to 20% of net realized capital gains less unrealized capital depreciation, computed on a cumulative basis over the life of the Fund. The management incentive fee was paid quarterly in arrears. Pursuant to the vote of the stockholders at a special meeting held on April 9, 1997 ("Special Meeting"), the Fund entered into a new management agreement with the Management Company. The only significant change from the previous management agreement was the elimination of incentive fees based on capital gains effective as of April 1, 1997. As a result, the Fund did not incur a management incentive fee for the years ended December 31, 1999 and 1998. Management incentive fees of $55,825 were included in the accompanying Statements of Operations for the year ended December 31, 1997.

      Pursuant to the vote of the stockholders at the Special Meeting, the deferred incentive fee, which was calculated on the net unrealized appreciation of investments in portfolio securities and which amounted to $11,210,529 at March 31, 1997, was paid on May 15, 1997, by the issuance to the Management Company of 459,973 unregistered shares of common stock of the Fund. The number of shares issued was determined by dividing the deferred incentive fee by $24.37 per share, the net asset value per share at March 31, 1997. Deferred management incentive fee expense of $426,501, resulting from increases in net unrealized appreciation on portfolio securities, has been included in the accompanying Statements of Operations for the year ended December 31, 1997.

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

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $111,571,919 (including $17,228,705 in publicly-traded securities, net of a $2,554,017 Valuation Discount) and $143,689,403 (including $40,505,183 in publicly-traded securities, net of a $4,382,822 Valuation Discount) at December 31, 1999 and 1998, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for federal income tax from December 31 to October 31, which allows current year dividends to be paid prior to the end of the year.

      For the year ended December 31, 1999, the Fund had a net investment loss for book purposes of $2,177,164 and net investment income of $108,174 for tax purposes. The difference between book and tax was primarily non-cash compensation expense recorded on the books related to dividends paid on shares owned by officers which secure limited recourse notes receivable by the Fund. For tax purposes, the Fund distributed net capital gains of $23,814,714 for the twelve months ended October 31, 1999. For the period from November 1, 1999 to December 31, 1999, the Fund had undistributed capital gains of $9,946,780. Therefore, the Fund for book purposes, had net capital gains of $40,352,644 as of December 31, 1999.

      For the year ended December 31, 1998, the Fund had a net investment loss for tax purposes and did not distribute investment income. On November 4, 1998, the Fund declared undistributed net capital gains for the ten months ended October 31, 1998 of $2,995,079 as a dividend. In addition, on July 1, 1998, the Fund declared undistributed capital gains for 1997 of $132,677 as a dividend. For the period from November 1, 1998 to December 31, 1998, the Fund had undistributed net capital losses of $6,558,635. For book purposes, the Fund had net capital losses of $3,563,556 as of December 31, 1998.

      The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes:

                                             1999            1998            1997
                                         ------------    ------------    ------------
Net realized gain (loss) on the sales
  of portfolio securities, book ......   $ 40,352,644    $ (3,563,556)   $  7,565,699
Management incentive fee .............         --              --          (7,530,386)
Undistributed 1997 gains .............         --             132,677          --
Realized capital loss 11/1/98 -
    12/31/98 .........................     (6,558,635)      6,558,635          --
Realized capital gains 11/1/99 -
    12/31/99 .........................     (9,946,780)         --              --
                                         ------------    ------------    ------------
Net realized gain on the
    sales of portfolio securities, tax   $ 23,847,229    $  3,127,756    $     35,313
                                         ============    ============    ============

(5)   DIVIDENDS

      The Fund declared dividends of $23,814,714 ($4.25 per share), $3,138,520 ($0.65 per share) and 2,380,327 ($0.50 per share) during 1999, 1998 and 1997, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess. The 1999 and 1998 dividend were paid in additional shares of common stock or in cash by specific election of the shareholders in December 1999 and 1998, and represented long-term capital gains. The 1997 dividend, which represented the Fund's net investment income and net capital gains for tax purposes, was paid in additional shares of common stock or in cash by specific election of the shareholders in January 1998. The Fund paid $9,511,374, $991,853 and $828,556 in cash and issued 1,337,542, 125,812 and 67,837 additional shares of stock at $10.69375, $17.0625 and $22.875 per share, in December 1999 and 1998 and January 1998, respectively, in connection with such dividends. The stock issued in January 1998 is reflected as outstanding as of December 31, 1997 in the accompanying financial statements.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of $50,334,180 and $60,214,266 in money market accounts with NationsBank, N.A. earning interest at rates ranging from 4.64% to 5.21% and 3.50% to 5.30% at December 31, 1999 and 1998,
respectively.

(7)   ACCOUNTS RECEIVABLE

      At December 31, 1999, the accounts receivable balance was $1,050,606, and primarily consisted of $991,161 in principal due on the notes receivable from officers that were issued to the Fund when the officers exercised some of their stock options. The $991,161 was received in January 2000. In addition, $38,818 was included in receivables due from two portfolio companies as reimbursement for expenses related to such investments.

(8)   PORTFOLIO SECURITIES

      During the year ended December 31, 1999, the Fund invested $20,638,398 in six new companies and made follow-on investments of $10,591,965 in eleven companies, including $1,388,132 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. The Fund also received note payments and proceeds from the sale of portfolio securities of $4,933,338 in the form of additional portfolio securities. In addition, the Fund realized a net capital gain of $40,352,644 during the year ended December 31, 1999.

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

(9)   NOTES PAYABLE TO BANK

      The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account at December 31, 1999. The Fund had a $150,000,000 line of credit promissory note with Bank of America, N.A., with interest payable at 1% over the rate earned in its money market at December 31, 1998. The Fund had $50,000,000 and $60,000,000 outstanding on such notes, at December 31, 1999 and 1998, respectively, that was secured by $50,000,000 and $60,000,000 of the Fund's temporary cash investments. The Fund paid $37,500 in commitment fees in 1998, which were capitalized and amortized over the commitment period. Effective June 1, 1999, the Fund extended the line of credit promissory note to June 1, 2000.

      The Fund has a $40,000,000 revolving line of credit with Bank of America, N.A. that expires on June 1, 2000. The Fund had $22,400,000 and $38,500,000 outstanding under such line of credit at December 31, 1999 and 1998, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit.

      The average daily balances outstanding on the Fund's notes payable during the years ended December 31, 1999 and 1998, were $26,855,068 and $23,469,957, respectively.

(10)  STOCK OPTION PLAN

      Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. Implementation of this plan was subject to the receipt of an exemptive order from the Securities and Exchange Commission ("SEC"), which was received on May 8, 1997.

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock. On May 7, 1999, options to acquire a total of 12,000 shares at $15.56 per share were issued to the directors. During 1999, two directors each exercised 1,000 of their options to acquire a total of 2,000 shares for $15.5625 per share.

      Under the Stock Incentive Plan, options to purchase 294,773 and 939,131 shares of the Fund's common stock with a weighted average exercise price of $19.07 and $17.66 per share were outstanding at December 31, 1999 and 1998, respectively. The Fund had 91,150 and 671,849 shares in exercisable options with a weighted average exercise price per share of $22.33 and $17.58 at December 31, 1999 and 1998, respectively. Outstanding options at December 31, 1999 have exercise prices ranging from $15.56 to $27.44 and expire in May 2007 through May 2009. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 1999, a dividend of $4.25 per share was paid by the Fund. As a result of this dividend, 135,608 additional shares were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 789,966 shares of common stock and the outstanding note balance is $10,132,925.

       The notes receivable, as well as 731,662 of such shares of pledged common stock, are not included in the Fund's net asset value per share. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the year ended December 31, 1999, dividends of $2,085,766 were recorded as non-cash compensation expense and interest of $115,217 was credited to additional paid-in capital. Additionally, the limited recourse note receivable from the officers is required to be recorded as a reduction of net assets. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $16.31 per share at December 31, 1999.

      As of December 31, 1999 and 1998, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to purchase shares at the market price pursuant to the treasury stock method.

      In accordance with the terms of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"), because the exercise price of the Fund's Incentive Options equals the market price of the underlying stock on the date of grant, the Fund records no compensation expense for its stock option awards. As required by the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-based Compensation ("SFAS 123"), the Fund provides the following disclosure of hypothetical values for these awards. The weighted average grant-date fair value of options granted during 1999, 1998 and 1997 was $1.80, $6.39 and $3.86 per share, respectively. These values for 1999, 1998 and 1997 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend of 8.3%, 4.9% and 5.1%, expected volatility of 27.6%, 28.8% and 25.3% and risk free interest rates of 6.0%, 5.8% and 6.4%, respectively. An expected life of 10 years was used for 1999, 1998 and 1997. Had compensation expense been recorded based on these hypothetical values, the Fund's 1999, 1998 and 1997 change in net assets from operations would have been reduced by $1,146,718, $1,135,967 and $712,734, respectively. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has made commitments to invest, under certain circumstances, up to an additional $476,000 in The Drilltec Corporation, $147,766 in Equicom, Inc. and $500,000 in Hot & Cool Holdings, Inc.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

      On October 1, 1999, the Fund announced it would purchase up to 300,000 shares of its common stock in open market transactions over the next six months, subject to market conditions and limitations. As of December 31, 1999, the Fund had repurchased 108,873 shares of common stock for $1,211,298, $115,932 of which is included in accounts payable at December 31, 1999. The stock repurchased in 1999 was repurchased at an average discount of 32.3% from its net asset value.

(12)  SUBSEQUENT EVENTS

      Subsequent to December 31, 1999, the Fund repaid a net $55,100,000 of notes payable to the bank.

      From January through February 29, 2000, the Fund repurchased an additional 94,631 shares of common stock for $959,060.

      Subsequent to December 31, 1999, the Fund advanced an additional $160,000 to The Drilltec Corporation on a prime +9.75% promissory note and $147,746 to Equicom, Inc. on a 10% promissory note.

      In February 2000, the Fund realized a capital gain as a result of the receipt of $654,570 in additional compensation from the escrow account related to the 1998 sale of WMW Industries.

      In February 2000, the Fund advanced an additional $500,000 to Hot & Cool Holdings, Inc. under a 12% promissory note.

      On February 28, 2000, the Fund purchased 80,951 shares of common stock of Doane Pet Care Enterprises, Inc. ("Doane") for $726,565 from a current shareholder of Doane. The Fund indirectly owns 1,039,968 shares of Doane common stock through its ownership of Summit/DPC Partners. The shares of Doane were purchased subject to the existing Doane shareholders' right of first refusal after an independent third party offered to buy the shares from the current shareholder. The Fund's investment in Summit/DPC was valued at $5,500,000 at December 31, 1999. The fair value of the Fund's investment, using the price paid in this transaction, will be raised to $9,300,000 effective March 1, 2000.

      In February 2000, the Fund committed to invest up to $3,000,000 in Sternhill Partners I, L.P., a fund formed to invest in private, early-stage, emerging-growth companies in the information technology and, on limited occasions, life sciences industries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information about the Directors and Executive Officers of the Registrant is incorporated by reference to the Fund's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2000 (the "2000 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION.

      Information regarding Executive Compensation is incorporated by reference to the Fund's 2000 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund's 2000 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund's 2000 Proxy Statement.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS                                               PAGE
       --------------------                                               ----
       Report of Independent Public Accountants                             32

       Balance Sheets
       December 31, 1999 and 1998                                           33

       Statements of Operations for the years
       ended December 31, 1999, 1998 and 1997                               34

       Statements of Changes in Net Assets for the
       years ended December 31, 1999, 1998 and 1997                         35

       Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997                                     36

       Selected Per Share Data and Ratios for the
       five years ended December 31, 1999                                   38

       Schedule of Portfolio Securities
       December 31, 1999                                                    39

       Schedule of Portfolio Securities
       December 31, 1998                                                    44

       Notes to Financial Statements                                        48

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

       (a) Form of Management Agreement between the Fund and Equus Capital Management Corporation. [Incorporated by reference to Exhibit A to the Definitive Proxy Statement dated February 24, 1997]

       (b) 1997 Stock Incentive Plan [Incorporated by reference to Exhibit B to the Registrant's Definitive Proxy Statement dated February 24, 1997]

       (c) Amended and Restated Loan Agreement by and between Equus II Incorporated and NationsBank of Texas, N.A., dated March 29, 1996 [Incorporated by reference to Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.]

       (d) Second Amendment and Restated Loan Agreement by and between Equus II Incorporated and Nations Bank, N.A., d/b/a Bank of America, N.A. dated June 1,1999. [Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on form 10-Q for the quarter ended June 30, 1999.]

       (e) Form of promissory note and security agreement-pledge dated September 30, 1999. [Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.]

(b)    REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Fund during the last quarter of the period covered by this report.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                          EQUUS II INCORPORATED


                                          /s/ NOLAN LEHMANN
                                          ------------------------
Date:  March 2, 2000                      Nolan Lehmann, President



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

         SIGNATURE                      TITLE                                              DATE
         ---------                      -----                                              ----


/s/ GREGORY J. FLANAGAN                 Director                                           March 2, 2000
-----------------------
(Gregory J. Flanagan)

/s/ ROBERT L. KNAUSS                    Director                                           March 2, 2000
-----------------------
(Robert L. Knauss)

/s/ GARY R. PETERSEN                    Director                                           March 2, 2000
-----------------------
(Gary R. Petersen)

/s/ JOHN W. STORMS                      Director                                           March 2, 2000
-----------------------
(John W. Storms)

/s/ FRANCIS D. TUGGLE                   Director                                           March 2, 2000
-----------------------
(Francis D. Tuggle)

/s/ EDWARD E. WILLIAMS                  Director                                           March 2, 2000
-----------------------
(Edward E. Williams)

/s/ NOLAN LEHMANN                       President and Director                             March 2, 2000
-----------------------                 (principal financial and accounting officer)
(Nolan Lehmann)

/s/ SAM P. DOUGLASS                     Chairman of the Board and Chief                    March 2, 2000
-----------------------                 Executive  Officer  (principal executive officer)
(Sam P. Douglass)