Form 10-K/A
period 1999-12-31
EQUUS II INC
filed 2000-03-16
CIK 878932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

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

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Houston, Texas
February 29, 2000

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                      1999             1998
                                                                 -------------    -------------
Assets

Investments in portfolio securities at fair value
     (cost $116,473,793 and $109,937,121, respectively) ......   $ 115,373,205    $ 154,248,818
Temporary cash investments, at cost which
     approximates fair value .................................      50,334,180       60,214,266
Cash .........................................................       5,485,502           39,724
Accounts receivable ..........................................       1,050,606          393,235
Accrued interest receivable ..................................       2,778,922          675,851
Commitment fees ..............................................            --             31,250
                                                                 -------------    -------------
          Total assets .......................................     175,022,415      215,603,144
                                                                 -------------    -------------
Liabilities and net assets

Liabilities:
     Accounts payable ........................................         696,501          367,341
     Due to management company ...............................         507,094          580,775
     Notes payable to bank ...................................      72,400,000       98,500,000
                                                                 -------------    -------------
          Total liabilities ..................................      73,603,595       99,448,116
                                                                 -------------    -------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding ....................            --               --
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 6,839,331 and 4,954,304 shares outstanding           6,839            4,954
     Additional paid-in capital ..............................     102,676,963       78,407,776
     Notes receivable from officers related to 731,662
       shares of common stock ................................     (10,132,925)            --
     Undistributed net investment income .....................            --               --
     Undistributed net capital gains (losses) ................       9,968,531       (6,569,399)
     Unrealized appreciation (depreciation) of portfolio
       securities, net .......................................      (1,100,588)      44,311,697
                                                                 -------------    -------------
          Total net assets ...................................   $ 101,418,820    $ 116,155,028
                                                                 =============    =============
          Net assets per share ...............................   $       16.61    $       23.45
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