Form 10-Q
period 2000-03-31
EQUUS II INC
filed 2000-05-15
CIK 878932

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19509

                              EQUUS II INCORPORATED
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                76-0345915
      -------------------------------                ------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      2929 ALLEN PARKWAY, SUITE 2500
               HOUSTON, TEXAS                            77019-2120
      ------------------------------                 -----------------
           (Address of principal                         (Zip Code)
            executive offices)

Registrant's telephone number, including area code: (713)  529-0900
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                 Name of each exchange
                                                 on which registered

            COMMON STOCK                        NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $52,013,125 computed on the basis of $10.063 per share, closing price of the common stock on the New York Stock Exchange Inc. on May 11, 2000. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,648,204 shares of the registrant's common stock, $.001 par value, outstanding, as of May 11, 2000. The net asset value of a share at March 31, 2000 was $17.06.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

       Item 1. Financial Statements

               Balance Sheets

               - March 31, 2000 and December 31, 1999.......................   1

               Statements of Operations

               - For the three months ended March 31, 2000 and 1999.........   2

               Statements of Changes in Net Assets

               - For the three months ended March 31, 2000 and 1999.........   3

               Statements of Cash Flows

               - For the three months ended March 31, 2000 and 1999.........   4

               Selected Per Share Data and Ratios

               - For the three months ended March 31, 2000 and 1999 ........   6

               Schedule of Portfolio Securities

               - March 31, 2000.............................................   7

               Notes to Financial Statements................................  12

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  17

       Item 3. Quantitative and Qualitative Disclosure about Market Risk....  20

PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K ............................  21

SIGNATURE...................................................................  21

PART I.   FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS

                               EQUUS II INCORPORATED
                                   BALANCE SHEETS
                        MARCH 31, 2000 AND DECEMBER 31, 1999
                                    (Unaudited)

                                                                     2000             1999
                                                                 -------------    -------------
ASSETS

Investments in portfolio securities at fair value
     (cost $114,852,854 and $116,473,793, respectively) ......   $ 113,796,152    $ 115,373,205
Temporary cash investments, at cost which
     approximates fair value .................................      45,359,640       50,334,180
Cash .........................................................           5,268        5,485,502
Accounts receivable ..........................................          15,796        1,050,606
Accrued interest receivable ..................................       3,184,067        2,778,922
                                                                 -------------    -------------
          Total assets .......................................     162,360,923      175,022,415
                                                                 -------------    -------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ........................................         562,554          696,501
     Due to management company ...............................         505,962          507,094
     Notes payable to bank ...................................      60,100,000       72,400,000
                                                                 -------------    -------------
          Total liabilities ..................................      61,168,516       73,603,595
                                                                 -------------    -------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding ....................            --               --
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 6,662,600 and 6,839,331 shares outstanding           6,662            6,839
     Additional paid-in capital ..............................     101,668,792      102,676,963
     Notes receivable from officers related to ...............     (10,132,925)     (10,132,925)
        731,662 shares of common stock
     Undistributed net investment income .....................            --               --
     Undistributed net capital gains .........................      10,706,580        9,968,531
     Unrealized depreciation of portfolio securities, net ....      (1,056,702)      (1,100,588)
                                                                 -------------    -------------
          Total net assets ...................................   $ 101,192,407    $ 101,418,820
                                                                 =============    =============
          Net assets per share ...............................   $       17.06    $       16.61
                                                                 =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                           2000            1999
                                                                       ------------    ------------
Investment income:
     Income from portfolio securities ..............................   $  1,695,481    $  1,152,787
     Interest from temporary cash investments ......................         26,172          23,050
     Interest on notes receivable from officers ....................         24,579            --
                                                                       ------------    ------------
          Total investment income ..................................      1,746,232       1,175,837
                                                                       ------------    ------------
Expenses:
     Management fees ...............................................        505,962         536,345
     Director fees and expenses ....................................         59,383          51,675
     Professional fees .............................................         53,171          62,381
     Administrative fees ...........................................         12,500          12,500
     Mailing, printing and other expenses ..........................         18,560          24,031
     Interest expense ..............................................        389,681         718,170
     Franchise taxes ...............................................          3,700          11,620
                                                                       ------------    ------------
          Total expenses ...........................................      1,042,957       1,416,722
                                                                       ------------    ------------
Net investment income (loss) .......................................        703,275        (240,885)
                                                                       ------------    ------------
Realized gain on sales of portfolio securities, net ................        738,049       2,932,804
                                                                       ------------    ------------
Unrealized appreciation (depreciation) of portfolio securities, net:

     End of period .................................................     (1,056,702)     32,733,681
     Beginning of period ...........................................     (1,100,588)     44,311,697
                                                                       ------------    ------------
     Increase (decrease) in unrealized appreciation, net ...........         43,886     (11,578,016)
                                                                       ------------    ------------
     Total increase (decrease) in net assets from operations .......   $  1,485,210    $ (8,886,097)
                                                                       ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                              2000             1999
                                                         -------------    -------------
Operations:
     Net investment income (loss) ....................   $     703,275    $    (240,885)
     Realized gain on sales of portfolio
        securities, net ..............................         738,049        2,932,804
     Increase (decrease) in unrealized appreciation of
        portfolio securities, net ....................          43,886      (11,578,016)
                                                         -------------    -------------
Increase (decrease) in net assets from operations ....       1,485,210       (8,886,097)
                                                         -------------    -------------
Capital Transactions:
     Interest on non-recourse portion of officer notes         111,972             --
     Repurchase shares of common stock ...............      (1,823,595)            --
                                                         -------------    -------------
Decrease in net assets from capital transactions .....      (1,711,623)            --
                                                         -------------    -------------
Decrease in net assets ...............................        (226,413)      (8,886,097)

Net assets at beginning of period ....................     101,418,820      116,155,028
                                                         -------------    -------------
Net assets at end of period ..........................   $ 101,192,407    $ 107,268,931
                                                         =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                               2000            1999
                                                           ------------    ------------
Cash flows from operating activities:
     Interest and dividends received ...................   $  1,015,960    $    578,356
     Cash paid to management company, directors,
        bank and suppliers .............................     (1,182,501)     (1,576,847)
                                                           ------------    ------------
        Net cash used by operating activities ..........       (166,541)       (998,491)
                                                           ------------    ------------
Cash flows from investing activities:
     Purchase of portfolio securities ..................     (1,914,311)     (5,704,578)
     Proceeds from sales of portfolio securities .......        996,364       4,022,245
     Principal payments from portfolio companies .......      3,722,349       1,043,500
     Advance to portfolio company ......................           --           (24,483)
     Repayment from portfolio company ..................         35,334         250,000
                                                           ------------    ------------
        Net cash provided (used) by investing activities      2,839,736        (413,316)
                                                           ------------    ------------
Cash flows from financing activities:
     Advances from bank ................................     48,950,000      59,750,000
     Repayments to bank ................................    (61,250,000)    (61,350,000)
     Repurchase of common stock ........................     (1,813,107)           --
     Payments received on officer notes ................        991,161            --
     Dividend payments .................................         (6,023)           --
                                                           ------------    ------------
        Net cash used by financing activities ..........    (13,127,969)     (1,600,000)
                                                           ------------    ------------
Net decrease in cash and cash equivalents ..............    (10,454,774)     (3,011,807)

Cash and cash equivalents at beginning of period .......     55,819,682      60,253,990
                                                           ------------    ------------
Cash and cash equivalents at end of period .............   $ 45,364,908    $ 57,242,183
                                                           ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                                   (Continued)

                                                                      2000            1999
                                                                  ------------    ------------
Reconciliation of increase (decrease) in net assets from
     operations to net cash used by operating activities:

Increase (decrease) in net assets from operations .............   $  1,485,210    $ (8,886,097)

Adjustments to reconcile increase (decrease) in net assets from operations to net cash used by operating activities:

     Realized gain on sale of portfolio securities, net .......       (738,049)     (2,932,804)
     (Increase) decrease in unrealized appreciation, net ......        (43,886)     11,578,016
     Accrued interest and dividends exchanged for
         portfolio securities .................................       (437,099)       (519,880)
     Increase in accrued interest receivable ..................       (405,145)        (77,601)
     Interest income on non-recourse ..........................        111,972            --
         portion of officer notes
     Amortization of commitment fee ...........................           --             9,375
     Decrease in accounts payable .............................       (138,412)       (125,070)
     Decrease in due to management company ....................         (1,132)        (44,430)
                                                                  ------------    ------------
Net cash used by operating activities .........................   $   (166,541)   $   (998,491)
                                                                  ============    ============

                           The accompanying notes are an
                    integral part of these financial statements

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                2000        1999
                                                              --------    --------
Investment income .........................................   $   0.29    $   0.24

Expenses ..................................................       0.17        0.29
                                                              --------    --------
Net investment income (loss) ..............................       0.12       (0.05)

Realized gain on sale of portfolio securities, net ........       0.12        0.59

Increase (decrease) in unrealized appreciation
  of portfolio securities, net ............................       --         (2.34)
                                                              --------    --------
Increase (decrease) in net assets from operations .........       0.24       (1.80)
                                                              --------    --------
Capital Transactions:

Interest on non-recourse portion of officer notes .........       0.02        --

Effect of common stock repurchase .........................       0.19        --
                                                              --------    --------
Increase in net assets from capital transactions ..........       0.21        --
                                                              --------    --------
Net increase (decrease) in net assets .....................       0.45       (1.80)

Net assets at beginning of period .........................      16.61       23.45
                                                              --------    --------
Net assets at end of period ...............................   $  17.06    $  21.65
                                                              ========    ========
Ratio of expenses to average net assets ...................       1.03%       1.27%

Ratio of net investment income (loss) to average net assets       0.69%      (0.22)%

Ratio of increase (decrease) in net assets from operations
     to average net assets ................................       1.47%      (7.95)%

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2000
                                   (Unaudited)

                                                    DATE OF
      PORTFOLIO COMPANY                       INITIAL INVESTMENT       COST        FAIR VALUE
      -----------------                       ------------------     ---------     ----------
A. C. Liquidating Corporation                    February 1985
  -10% secured promissory notes                                      $ 188,014     $    --

Allied Waste Industries, Inc.                     March 1989
  -900,000 shares of common stock                                    3,121,565      5,679,844

Champion Window, Inc.                             March 1999
  -1,400,000 shares of common stock                                  1,400,000      4,550,000
  -20,000 shares of preferred stock                                  2,000,000      2,157,500
  -12% subordinated promissory note                                  3,500,000      3,500,000

Container Acquisition, Inc.                      February 1997
  -1,370,000 shares of common stock                                  1,370,000      3,870,000
  -61,178 shares of preferred stock                                  6,117,800      6,117,800
  -Conditional warrant to buy up to
   370,588 shares of common stock
   at $0.01 per share through June 2003                                  1,000          1,000

The Drilltec Corporation                          August 1998
  -1,400,000 shares of common stock                                  1,400,000          --
  -62,450 shares of preferred stock                                  6,245,000          --
  -Prime +9.75% promissory note                                        764,000        764,000
  -Warrant to buy 10% of the common
    equity for $100 through September 2002                               --             --

Drypers Corporation (NASDAQ - DYPR)                July 1991
  -3,677,906 shares of common stock                                  9,328,556      5,662,585

Equicom, Inc.                                      July 1997
  -452,000 shares of common stock                                      141,250          --
  -657,611 shares of preferred stock                                 6,576,110      2,000,000
  -10% promissory note                                               2,138,500      2,138,500

Equipment Support Services, Inc.                 December 1999
  -35,000 shares of common stock                                       101,500        101,500
  -35,000 shares of preferred stock                                  1,929,000      1,929,000
  -8% promissory note                                                1,138,000      1,138,000

Equus Video Corporation                          January 1998
  10,000 shares of common stock                                         25,000         20,000

GCS RE, Inc.                                     February 1989
  -1,000 shares of common stock                                        132,910        300,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                                    DATE OF
      PORTFOLIO COMPANY                       INITIAL INVESTMENT       COST        FAIR VALUE
      -----------------                       ------------------     ----------    -----------
Hot & Cool Holdings, Inc.                         March 1996
  -9% subordinated note                                              $1,075,000    $     --
  -10% subordinated notes                                             2,200,000      1,100,000
  -12% promissory notes                                               2,500,000      2,500,000
  -19,665 shares of Series A 8%
   preferred stock                                                      786,631          --
  -6,000 shares of Series B 8%
   preferred stock                                                      300,000          --
  -Warrants to buy up to 14,942 shares
   of common stock at $0.01 per share
   through March 2006                                                     --             --
  -Warrants to buy up to 16,316 shares
   of common stock at $26.00 per share
   through April 2007                                                     --             --
  -Warrant to buy 10,000 shares of
   common stock at $0.01 through
   February 28, 2003                                                      --             --

LG&E Energy Corp. (NYSE - LGE)                    July 1999
  -121,504 shares of common stock                                     1,719,838      2,529,258
  -Earnout on sale of CRC Holding Corp.                               2,114,790      4,600,000
  -115,860 shares of common stock in escrow                           1,639,409      2,411,771

NCI Building Systems, Inc.                        April 1989
  (NYSE - NCS)
  -200,000 shares of common stock                                       159,784      3,762,500

Paracelsus Healthcare Corporation               December 1990
  (NYSE - PLS)
  -2,018,213 shares of common stock                                   5,278,748        418,631

Petrocon Engineering, Inc.                      September 1998
  -12% promissory note                                                4,663,356      4,663,356
  -887,338 shares of common stock                                           635            635
  -8% Series B junior subordinated
   promissory note                                                    2,659,332      2,659,332
  -Warrant to buy up to 1,552,571
   shares of common stock at $0.01
   per share through March 2009                                           --             --

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                                    DATE OF
      PORTFOLIO COMPANY                       INITIAL INVESTMENT       COST        FAIR VALUE
      -----------------                       ------------------     ----------    -----------
 Raytel Medical Corporation                      August 1997
    (NASDAQ - RTEL)
  -33,073 shares of common stock                                     $  330,730    $  103,353

The ServiceMaster Company                         May 1999
    (NYSE-SVM)
  -Warrant to buy up to 29,411 shares
   of common stock at $51 per share
   through September 2001                                                 --            --

Sovereign Business Forms, Inc.                   August 1996
  -14,977 shares of preferred stock                                   1,497,700     1,497,700
  -15% promissory notes                                               2,525,399     2,525,399
  -Warrant to buy 551,894 shares of
   of common stock at $1 per share
   through August 2006                                                    --          413,920
  -Warrant to buy 25,070 shares of
   common stock at $1.25 per share
   through October 2007                                                   --           12,535
  -Warrant to buy 273,450 shares of
   common stock at $1 per share
   through October 2009                                                   --          205,088

Spectrum Management, LLC                        December 1999
  -285,000 Units of Class A
   equity interest                                                    2,850,000     2,850,000

Stephen L. LaFrance Holdings, Inc.             September 1997
  -2,498,452 shares of preferred stock                                2,498,452     2,498,452
  -Warrant to buy 269 shares of
   common stock for $0.01 per share
   through September 2007                                                 --        4,000,000

Sternhill Partners I, LP                         March 2000
  -3% limited partnership interest                                      300,000       300,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2000
                                   (Unaudited)

                                                    DATE OF
      PORTFOLIO COMPANY                       INITIAL INVESTMENT         COST          FAIR VALUE
      -----------------                       ------------------     -------------    -------------
Strategic Holdings, Inc.                         September 1995
  -3,089,751 shares of common stock                                  $   3,088,389    $   2,568,287
  -3,822,157 shares of Series B                                          3,820,624        3,820,624
   preferred stock
  -15% promissory note                                                   6,750,000        6,750,000
  -Warrants to buy 225,000 shares of
   common stock at $0.4643 per share
   through August 2005                                                       --             187,026
  -Warrant to buy 100,000 shares of
   common stock at $1.50 per share
   through August 2005                                                       --               --
  -Warrant to buy 2,219,237 shares
   of common stock at $0.01 per share
   through November 2005                                                     --           1,844,687
  -1,000 shares of SMIP, Inc.
   common stock                                                            150,000          150,000
  -15% promissory note of SMIP, Inc.                                       175,000          175,000

Summit/DPC Partners, L.P.                       October 1995
  -36.11% limited partnership interest                                   3,326,565       10,000,000

Travis International, Inc.                      December 1986
  -98,761 shares of common stock                                             5,398        1,000,000

Tulsa Industries, Inc.                          December 1997
  -27,500 shares of common stock                                            33,846            --
  -181,589 shares of Series A
   preferred stock                                                       5,466,154            --
  -1,058 shares of Series B
   preferred stock                                                       1,058,000        1,058,000
  -Junior participation in
   promissory note                                                         655,769          655,769

Turfgrass America, Inc.                           May 1999
  -3,167,756 shares of common stock                                        600,000          600,000
  -12% subordinated promissory note                                      3,505,000        3,505,000

United Industrial Services, Inc.                  July 1998
  -35,000 shares of preferred stock                                      3,500,000        2,500,000
  -Warrants to buy 63,637 shares of
   common stock at $0.01 through
   June 2008                                                                   100              100
                                                                     -------------    -------------
     Total                                                           $ 114,852,854    $ 113,796,152
                                                                     =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2000
                                   (Continued)

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

       As defined in the Investment Company Act of 1940, at March 31, 2000, the Fund was considered to have a controlling interest in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Drypers Corporation, Equicom, Inc., Sovereign Business Forms, Inc., Spectrum Management LLC, Strategic Holdings, Inc., Tulsa Industries, Inc. and United Industrial Services, Inc. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at March 31, 2000. Such discounts, shown in the following table, total $2,316,509 or $0.39 per share as of March 31, 2000.

                                                       DISCOUNT FROM
                                                        MARKET VALUE
                                                       -------------
             Allied Waste Industries, Inc. ........    $     226,406
             Drypers Corporation ..................        1,578,476
             LG&E Energy Corporation ..............          488,673
             Paracelsus Healthcare Corporation ....           22,954
                                                       -------------
                   Total discount .................    $   2,316,509
                                                       =============

       Income was earned in the amount of $1,028,377 and $742,654 for the three months ended March 31, 2000 and 1999, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

       As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Equipment Support Services, Inc., LG&E Energy Corp., Raytel Medical Corporation, Sternhill Partners I, L.P. and Summit/DPC Partners, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 80% of the total value of the investments in portfolio companies at March 31, 2000.

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000, AND 1999

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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $12,500 is included in the accompanying Statements of Operations for each of the three months ended March 31, 2000 and 1999.

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

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $109,930,299 (including $16,702,089 in publicly-traded securities, net of a $2,316,509 Valuation Discount) and $111,571,919 (including $17,228,705 in publicly-traded securities, net of a $2,554,017 Valuation Discount) at March 31, 2000 and December 31, 1999, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for federal income tax purposes from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. The Fund had undistributed capital gains (losses) of $9,946,780 and $(6,558,635) for the period from November 1, 1999 to December 31, 1999 and November 1, 1998 to December 31, 1998, respectively. The Fund realized net capital gains of $738,049 and $2,932,804 for the three months ended March 31, 2000 and 1999, respectively. Therefore, for tax purposes, the Fund had net capital gains (losses) of $10,684,829 and $(3,625,831) for the five months ended March 31, 2000 and 1999 of the 2000 and 1999 tax year, respectively. The Fund had net investment income (loss) for tax purposes of $815,247 and $(240,885) for the three months ended March 31, 2000 and 1999, respectively.

      The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes.

                                                        2000            1999
                                                    -----------     -----------
Net realized gain on the sales
  of portfolio securities, book ...............     $   738,049     $ 2,932,804
Undistributed 1999 net capital gains ..........       9,946,780            --
Undistributed 1998 net capital losses .........            --        (6,558,635)
                                                    -----------     -----------
Net realized gain (loss) on the sales
  of portfolio securities, tax ................     $10,684,829     $(3,625,831)
                                                    ===========     ===========

(5)   DIVIDENDS

      The Fund declared no dividends during the three months ended March 31, 2000 and 1999, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.50 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.50 per share in any year, additional dividends may be declared to distribute such excess.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of $45,359,640 in money market accounts with Bank of America, N.A. earning interest at a rate of 5.02% per annum at March 31, 2000.

(7)   ACCOUNTS RECEIVABLE

      At December 31, 1999, the accounts receivable balance was $1,050,606, and primarily consisted of $991,161 in principal due on the notes receivable from officers that were issued to the Fund upon exercise of their stock options. The $991,161 was received in January 2000. In addition, $38,818 was included in receivables due from two portfolio companies as reimbursement for expenses related to such investments. One portfolio company reimbursed $24,483 of such receivables to the Fund in January 2000.

(8)   PORTFOLIO SECURITIES

      During the three months ended March 31, 2000, the Fund invested $300,000 in one new company and made follow-on investments of $2,051,410 in seven companies, including $437,099 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $738,049 during the three months ended March 31, 2000.

      During the three months ended March 31, 1999, the Fund invested $2,000,499 in two new companies and made follow-on investments of $4,223,959 in eight portfolio companies, including $519,880 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $2,932,804 during the three months ended March 31, 1999.

(9)   NOTES PAYABLE TO BANK

      The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. The Fund had $45,000,000 and $50,000,000 outstanding on such notes at March 31, 2000 and December 31, 1999, respectively, that was secured by $45,000,000 and $50,000,000 of the Fund's temporary cash investments. The line of credit promissory note expires June 1, 2000.

      The Fund has a $40,000,000 revolving line of credit with Bank of America, N.A. that expires on June 1, 2000. The Fund had $15,100,000 and $22,400,000 outstanding under such line of credit at March 31, 2000 and December 31, 1999, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit.

      The average daily balances outstanding on the Fund's notes payable during the three months ended March 31, 2000 and 1999, were $19,051,099 and $40,179,444, respectively.

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

      Under the Stock Incentive Plan, options to purchase 294,773 and 939,131 shares of the Fund's common stock with a weighted average exercise price of $19.07 and $17.66 per share were outstanding at March 31, 2000 and 1999, respectively. Outstanding options at March 31, 2000 have exercise prices ranging from $15.56 to $27.44 and expire in May 2007 through May 2009. No options were exercised during the three months ended March 31, 2000 and 1999. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 1999, a dividend of $4.25 per share was paid by the Fund. As a result of this dividend, 135,608 additional shares were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 789,966 shares of common stock and the outstanding note balance is $10,132,925 at March 31, 2000.

       The notes receivable, as well as 731,662 of such shares of pledged common stock, are not included in the Fund's net asset value per share. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the three months ended March 31, 2000, interest of $111,972 was credited to additional paid-in capital. Additionally, the limited recourse notes receivable from the officers are required to be recorded as a reduction of net assets. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $16.71 per share at March 31, 2000.

      As of March 31, 2000 and 1999, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to purchase shares at the market price pursuant to the treasury stock method.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has made a commitment to invest, under certain circumstances, up to an additional $236,000 in The Drilltec Corporation, $250,000 in Equicom, Inc. and $2,700,000 in Sternhill Partners I, L.P. In addition, the Fund has committed to invest up to an additional $9,350,000 in three new portfolio companies, including $3,000,000 in Vanguard VII, L.P.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

      On October 1, 1999, the Fund announced it would purchase up to 300,000 shares of common stock in open market transactions over the next six months, subject to market conditions and limitations. As of March 31, 2000, the Fund had repurchased 285,604 shares for $3,034,893, $126,421 of which is included in accounts payable at March 31, 2000. The stock was repurchased at an average discount of 34% from its net asset value.

(12)  SUBSEQUENT EVENTS

      Subsequent to March 31, 2000, the Fund repaid a net $43,400,000 of notes payable to the bank.

      Subsequent to March 31,2000, the Fund completed the announced plan pursuant to which it repurchased a total of 300,000 shares of its common stock by repurchasing an additional 14,396 shares of common stock for $152,582, at an average discount of 37.9% from its net asset value. In addition, the fund announced it would purchase up to an additional 400,000 shares of its common stock in open market transactions over the next six months, subject to market conditions and limitations.

      On May 4, 2000, the Fund invested $1,335,001 in The Bradshaw Group, a company that sells and services high speed laser printers, in exchange for 1,335,000 shares of 8% redeemable preferred stock and warrants to buy 2,229,450 shares of common stock at $0.01 per share through May 4, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Fund had $113,796,152 of its assets invested in portfolio securities of 27 companies, and has committed to invest up to an additional $3,186,000 in three of such companies, and $9,350,000 in three new companies under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At March 31, 2000, the Fund had $15,100,000 outstanding on a $40,000,000 revolving line of credit loan from a bank.

      Net cash used by operating activities was $166,541 and $998,491 for the three months ended March 31, 2000 and 1999, respectively.

      At March 31, 2000, the Fund had $45,359,640 of its total assets of $162,360,923 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $45,000,000 from a $100,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on April 3, 2000.

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

      The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. On September 28, 1999, the Board of Directors approved a program to purchase up to 300,000 shares of the Fund's common stock, pursuant to which the Fund repurchased 285,604 shares for $3,034,893 through March 31, 2000. Such stock was repurchased at an average discount of 34% from its net asset value.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment income (loss) after all expenses amounted to $703,275 and $(240,885) for the three months ended March 31, 2000 and 1999, respectively. The increase in net investment income in 2000 is due to a decrease in interest expense and an increase in income from portfolio securities. Interest expense decreased to $389,681 in 2000 from $718,170 in 1999 due to a decrease in the average daily balances outstanding on the lines of credit to $19,051,099 during the three months ended March 31, 2000 from $40,179,444 during the comparable period in 1999. Income from portfolio securities was $1,695,481 for the three months ended March 31, 2000 and $1,152,787 for the comparable period in 1999. The increase is attributable to the interest received upon the repayment of the notes from Video Rental of Pennsylvania, Inc. during the first quarter of 2000.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $505,962 and $536,345 during the three months ended March 31, 2000 and 1999, respectively. The decrease in management fees during the three months ended March 31, 2000 was due to the decrease in net assets.

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

      Under the Stock Incentive Plan, options to purchase 294,773 and 939,131 shares of the Fund's common stock with a weighted average exercise price of $19.07 and $17.66 per share were outstanding at March 31, 2000 and 1999, respectively. Outstanding options at March 31, 2000 have exercise prices ranging from $15.56 to $27.44 and expire in May 2007 through May 2009. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 1999, a dividend of $4.25 per share was paid. As a result of the dividend, 135,608 additional shares were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 789,966 shares of common stock and the outstanding note balance is $10,132,925 at March 31, 2000.

      The notes receivable, as well as 731,662 of such shares of common stock, are not included in the Fund's net asset value per share. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the three months ended March 31, 2000, interest of $111,972 was credited to additional paid-in capital. Additionally, the limited recourse notes receivable from the officers are required to be recorded as a reduction of net assets. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $16.71 per share at March 31, 2000.

      As of March 31, 2000 and 1999, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the three months ended March 31, 2000, the Fund realized net capital gains of $738,049 as a result of additional compensation related to the previous sale of three Portfolio Companies. The Fund realized a capital gain of $680,636 as a result of additional compensation from the escrow account related to the 1998 sale of WMW Industries. The Fund realized a capital gain of $65,728 as a result of additional compensation from the escrow account related to the 1999 sale of HTD Corporation. In addition, the Fund wrote off a receivable from Restaurant Development Group realizing a capital loss of $8,315. In addition, during the quarter, the Fund received proceeds from Video Rental of Pennsylvania, Inc. in the amount of $3,722,349 for the outstanding notes payable and $250,000 for the common and preferred stock and did not realize a capital gain.

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

DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized depreciation on investments decreased $43,886 during the three months ended March 31, 2000, from $1,100,588 to $1,056,702. Such net decrease resulted from increases in the estimated fair value of securities of seven of the Fund's Portfolio Companies aggregating $6,885,614 and decreases in the estimated fair value of securities of five of the Fund's Portfolio Companies aggregating $6,841,728.

      Net unrealized appreciation on investments decreased $11,578,016 during the three months ended March 31, 1999, from $44,311,697 to $32,733,681. Such net decrease resulted from decreases in the estimated fair value of securities of seven of the Fund's Portfolio Companies aggregating $14,066,146, an increase in the estimated fair value of securities of four Portfolio Companies of $5,172,514, and the transfer of $2,684,384 in net unrealized appreciation to net realized gains from the sale of investments in two Portfolio Companies.

DIVIDENDS

      The Fund declared no dividends for the three months ended March 31, 2000 and 1999.

PORTFOLIO INVESTMENTS

      During the three months ended March 31, 2000, the Fund invested $300,000 in one new company and made follow-on investments of $2,051,410 in seven portfolio companies, including $437,099 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

      During the first quarter 2000, the Fund advanced $240,000 to The Drilltec Corporation pursuant to a prime + 9.75% promissory note, $147,746 to Equicom, Inc. pursuant to a 10% promissory note and $500,000 to Hot & Cool Holdings, Inc. pursuant to a 12% promissory note.

      For the quarter ended March 31, 2000, the Fund received an additional 1,488 and 329 shares of preferred stock of Container Acquisition, Inc and Sovereign Business Forms, Inc. ("Sovereign") in payment of $148,800 and $32,900 in dividends, respectively. In addition, Sovereign elected to convert $225,399 of accrued interest into the balance of the 15% promissory notes due to the Fund.

      On February 28, 2000, the Fund invested an additional $726,565 in Summit/DPC Partners to allow the partnership to purchase additional shares of Doane Pet Care Enterprises, Inc. common stock.

      On March 15, 2000, the Fund committed to invest up to $3,000,000 in Sternhill Partners I, L.P., a fund formed to invest in private, early-stage, emerging-growth companies involved in information technology and, on limited occasions, life science technologies.

      During the first quarter of 2000, the original issue discount accretion on the discounted 12% subordinated promissory note due from Turfgrass America, Inc. ("Turfgrass") amounted to $30,000, bringing the balance of the note to $3,505,000 at March 31, 2000. The original issue discount is being accreted over the life of the note.

SUBSEQUENT EVENTS

      Subsequent to March 31, 2000, the Fund repaid a net $43,400,000 of notes payable to the bank.

      Subsequent to March 31, 2000, the Fund completed the announced plan pursuant to which it repurchased a total of 300,000 shares of its common stock by repurchasing an additional 14,396 shares of common stock for $152,582 at an average discount of 37.9% from its net asset value. In addition, the Fund announced it would purchase up to an additional 400,000 shares of its common stock in open market transactions over the next six months, subject to market conditions and limitations.

      On May 4, 2000 the Fund invested $1,335,001 in The Bradshaw Group, a company that sells and services high speed laser printers, in exchange for 1,335,000 shares of 8% redeemable preferred stock and warrants to buy 2,229,450 shares of common stock at $0.01 per share through May 4, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Date:  May 15, 2000                       EQUUS II INCORPORATED

                                      /s/ NOLAN LEHMANN
                                          Nolan Lehmann
                                          President and Principal Financial
                                          and Accounting Officer