Form 10-Q
period 2000-06-30
EQUUS II INC
filed 2000-08-11
CIK 878932

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                      or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

Commission File Number 0-19509

                              EQUUS II INCORPORATED
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          76-0345915
      --------------------------------------    ----------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

        2929 Allen Parkway, Suite 2500
                HOUSTON, TEXAS                       77019-2120
      -----------------------------------       -------------------
            (Address of principal                    (Zip Code)
             executive offices)

Registrant's telephone number, including area code: (713)  529-0900
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $53,361,065 computed on the basis of $10.50 per share, closing price of the common stock on the New York Stock Exchange Inc. on August 8, 2000. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,561,204 shares of the registrant's common stock, $.001 par value, outstanding, as of August 8, 2000. The net asset value of a share at June 30, 2000 was $16.93.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----

         Item 1. Financial Statements

                 Balance Sheets

                 - June 30, 2000 and December 31, 1999....................  1

                 Statements of Operations

                 - For the three months ended June 30, 2000 and 1999......  2

                 - For the six months ended June 30, 2000 and 1999........  3

                 Statements of Changes in Net Assets

                 - For the six months ended June 30, 2000 and 1999........  4

                 Statements of Cash Flows

                 - For the six months ended June 30, 2000 and 1999........  5

                 Selected Per Share Data and Ratios

                 - For the six months ended June 30, 2000 and 1999 .......  7

                 Schedule of Portfolio Securities

                 - June 30, 2000..........................................  8

                 Notes to Financial Statements............................  13

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................  19

         Item 3. Quantitative and Qualitative Disclosure about Market Risk  23

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders......  23

         Item 6. Exhibits and Reports on Form 8-K.........................  24

SIGNATURE   ............................................................... 24

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)

                                                                                               2000                    1999
                                                                                       --------------------    --------------------
ASSETS

Investments in portfolio securities at fair value
     (cost $123,096,672 and $116,473,793, respectively) ............................   $        120,222,932    $        115,373,205
Temporary cash investments, at cost which
     approximates fair value .......................................................             50,132,235              50,334,180
Cash ...............................................................................                  4,885               5,485,502
Accounts receivable ................................................................                 15,202               1,050,606
Accrued interest receivable ........................................................              3,498,207               2,778,922
                                                                                       --------------------    --------------------

          Total assets .............................................................            173,873,461             175,022,415
                                                                                       --------------------    --------------------

LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ..............................................................                399,771                 696,501
     Due to management company .....................................................                498,082                 507,094
     Notes payable to bank .........................................................             73,359,169              72,400,000
                                                                                       --------------------    --------------------

          Total liabilities ........................................................             74,257,022              73,603,595
                                                                                       --------------------    --------------------

Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding ..........................................                   --                      --
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 6,616,604 and 6,839,331 shares outstanding .....................                  6,616                   6,839
     Additional paid-in capital ....................................................            101,301,322             102,676,963
     Notes receivable from officers related to
        731,662 shares of common stock .............................................            (10,132,925)            (10,132,925)
     Undistributed net investment income ...........................................                   --                      --
     Undistributed net capital gains ...............................................             11,315,166               9,968,531
     Unrealized depreciation of portfolio securities, net ..........................             (2,873,740)             (1,100,588)
                                                                                       --------------------    --------------------

          Total net assets .........................................................   $         99,616,439    $        101,418,820
                                                                                       ====================    ====================

          Net assets per share .....................................................   $              16.93    $              16.61
                                                                                       ====================    ====================

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                               2000                    1999
                                                                                       --------------------    --------------------
Investment income:
     Income from portfolio securities ..............................................   $            793,580    $          1,308,100
     Interest from temporary cash investments ......................................                 28,425                  13,316
     Interest on notes receivable from officers ....................................                 24,579                    --
     Other income ..................................................................                244,231                    --
                                                                                       --------------------    --------------------

          Total investment income ..................................................              1,090,815               1,321,416
                                                                                       --------------------    --------------------

Expenses:
     Management fees ...............................................................                498,082                 577,049
     Director fees and expenses ....................................................                 59,268                  86,500
     Professional fees .............................................................                (13,010)                 57,295
     Administrative fees ...........................................................                 12,500                  12,500
     Mailing, printing and other expenses ..........................................                 10,703                  13,635
     Interest expense ..............................................................                404,288                 769,078
     Franchise taxes ...............................................................                109,925                  62,069
                                                                                       --------------------    --------------------

          Total expenses ...........................................................              1,081,756               1,578,126
                                                                                       --------------------    --------------------

Net investment income (loss) .......................................................                  9,059                (256,710)
                                                                                       --------------------    --------------------

Realized gain on sales of portfolio securities, net ................................                608,586              15,949,882
                                                                                       --------------------    --------------------

Unrealized appreciation (depreciation) of portfolio securities, net:
     End of period .................................................................             (2,873,740)             25,173,816
     Beginning of period ...........................................................             (1,056,702)             32,733,681
                                                                                       --------------------    --------------------

     Unrealized depreciation during the period .....................................             (1,817,038)             (7,559,865)
                                                                                       --------------------    --------------------

     Total increase (decrease) in net assets from operations .......................   $         (1,199,393)   $          8,133,307
                                                                                       ====================    ====================

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                                     2000                 1999
                                                                                               ---------------      ---------------
Investment income:
     Income from portfolio securities ....................................................     $     2,489,061      $     2,460,887
     Interest from temporary cash investments ............................................              54,597               36,366
     Interest on notes receivable from officers ..........................................              49,158                 --
     Other income ........................................................................             244,231                 --
                                                                                               ---------------      ---------------

          Total investment income ........................................................           2,837,047            2,497,253
                                                                                               ---------------      ---------------

Expenses:
     Management fees .....................................................................           1,004,044            1,113,393
     Director fees and expenses ..........................................................             118,651              138,175
     Professional fees ...................................................................              40,160              119,676
     Administrative fees .................................................................              25,000               25,000
     Mailing, printing and other expenses ................................................              29,263               37,666
     Interest expense ....................................................................             793,969            1,487,248
     Franchise taxes .....................................................................             113,625               73,690
                                                                                               ---------------      ---------------

          Total expenses .................................................................           2,124,712            2,994,848
                                                                                               ---------------      ---------------

Net investment income (loss) .............................................................             712,335             (497,595)
                                                                                               ---------------      ---------------

Realized gain on sales of portfolio securities, net ......................................           1,346,635           18,882,686
                                                                                               ---------------      ---------------

Unrealized appreciation (depreciation) of portfolio securities, net:

     End of period .......................................................................          (2,873,740)          25,173,816
     Beginning of period .................................................................          (1,100,588)          44,311,697
                                                                                               ---------------      ---------------

     Unrealized depreciation during the period ...........................................          (1,773,152)         (19,137,881)
                                                                                               ---------------      ---------------

     Total increase (decrease) in net assets from operations .............................     $       285,818      $      (752,790)
                                                                                               ===============      ===============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                                                                                     2000                 1999
                                                                                               ---------------      ---------------
Operations:
     Net investment income (loss) ........................................................     $       712,335      $      (497,595)
     Realized gain on sales of portfolio
        securities, net ..................................................................           1,346,635           18,882,686
     Unrealized depreciaiton of portfolio
         securities during period ........................................................          (1,773,152)         (19,137,881)
                                                                                               ---------------      ---------------

Increase (decrease) in net assets from operations ........................................             285,818             (752,790)
                                                                                               ---------------      ---------------

Capital Transactions:

     Increase from exercise of director options ..........................................                --                  7,500
     Interest on non-recourse portion of officer notes ...................................             223,943                 --
     Repurchase shares of common stock ...................................................          (2,312,142)                --
                                                                                               ---------------      ---------------

Increase (decrease) in net assets from capital transactions ..............................          (2,088,199)               7,500
                                                                                               ---------------      ---------------

Decrease in net assets ...................................................................          (1,802,381)            (745,290)

Net assets at beginning of period ........................................................         101,418,820          116,155,028
                                                                                               ---------------      ---------------

Net assets at end of period ..............................................................     $    99,616,439      $   115,409,738
                                                                                               ===============      ===============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                                     2000                 1999
                                                                                               ---------------      ---------------

Cash flows from operating activities:

     Interest and dividends received .....................................................     $     1,617,539      $       922,460
     Cash paid to management company, directors,
        bank and suppliers ...............................................................          (2,374,522)          (2,643,358)
                                                                                               ---------------      ---------------

        Net cash used by operating activities ............................................            (756,983)          (1,720,898)
                                                                                               ---------------      ---------------

Cash flows from investing activities:

     Purchase of portfolio securities ....................................................          (9,896,062)         (17,528,079)
     Proceeds from sales of portfolio securities .........................................                --             31,349,601
     Principal payments from portfolio companies .........................................           5,352,299            2,704,877
     Advance to portfolio company ........................................................                --                (74,483)
     Repayment from portfolio company ....................................................              35,928              250,000
                                                                                               ---------------      ---------------

        Net cash provided (used) by investing activities .................................          (4,507,835)          16,701,916
                                                                                               ---------------      ---------------

Cash flows from financing activities:

     Advances from bank ..................................................................         108,200,000          120,550,000
     Repayments to bank ..................................................................        (107,240,831)        (145,700,000)
     Repurchase of common stock ..........................................................          (2,362,051)                --
     Payments received on officer notes ..................................................             991,161                 --
     Dividend payments ...................................................................              (6,023)                --
                                                                                               ---------------      ---------------

        Net cash used by financing activities ............................................            (417,744)         (25,150,000)
                                                                                               ---------------      ---------------

Net decrease in cash and cash equivalents ................................................          (5,682,562)         (10,168,982)

Cash and cash equivalents at beginning of period .........................................          55,819,682           60,253,990
                                                                                               ---------------      ---------------

Cash and cash equivalents at end of period ...............................................     $    50,137,120      $    50,085,008
                                                                                               ===============      ===============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                                   (Continued)

                                                                                               2000                    1999
                                                                                       --------------------    --------------------
Reconciliation of increase (decrease) in net assets from operations to net cash used by operating activities:

Increase (decrease) in net assets from operations ..................................   $            285,818    $           (752,790)

Adjustments to reconcile increase (decrease) in net assets from operations to net cash used by operating activities:

     Realized gain on sale of portfolio securities, net ............................             (1,346,635)            (18,882,686)
     Unrealized depreciation of portfolio
         securities during period ..................................................              1,773,152              19,137,881
     Accrued interest and dividends exchanged for
         portfolio securities ......................................................               (724,166)               (703,797)
     Increase in accounts receivable ...............................................                   --                    (4,861)
     Increase in accrued interest receivable .......................................               (495,342)               (866,135)
     Amortization of commitment fee ................................................                   --                    18,750
     Non-cash compensation expense for director options ............................                   --                     7,500
     Increase (decrease) in accounts payable .......................................               (240,798)                328,966
     Decrease in amount due to management company ..................................                 (9,012)                 (3,726)
                                                                                       --------------------    --------------------

Net cash used by operating activities ..............................................   $           (756,983)   $         (1,720,898)
                                                                                       ====================    ====================

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                             2000                      1999
                                                                                     --------------------     --------------------
Investment income ................................................................   $               0.47     $               0.50

Expenses .........................................................................                   0.35                     0.60
                                                                                     --------------------     --------------------

Net investment income (loss) .....................................................                   0.12                    (0.10)

Realized gain on sale of portfolio securities, net ...............................                   0.23                     3.81

Unrealized depreciation of portfolio securities during period ....................                  (0.30)                   (3.87)
                                                                                     --------------------     --------------------

Increase (decrease) in net assets from operations ................................                   0.05                    (0.16)
                                                                                     --------------------     --------------------

Capital Transactions:

Effect of common stock repurchase ................................................                   0.23                     --

Interest on non-recourse portion of officer notes ................................                   0.04                     --
                                                                                     --------------------     --------------------

Increase in net assets from capital transactions .................................                   0.27                     --
                                                                                     --------------------     --------------------

Net increase (decrease) in net assets ............................................                   0.32                    (0.16)

Net assets at beginning of period ................................................                  16.61                    23.45
                                                                                     --------------------     --------------------

Net assets at end of period ......................................................   $              16.93     $              23.29
                                                                                     ====================     ====================

Ratio of expenses before interest to average net assets ..........................                   1.32%                    1.30%

Ratio of expenses to average net assets ..........................................                   2.11%                    2.59%

Ratio of net investment income (loss) to average net assets ......................                   0.71%                   (0.43)%

Ratio of increase (decrease) in net assets from operations
     to average net assets .......................................................                   0.28%                   (0.65)%

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 2000
                                   (Unaudited)

                                                                                  DATE OF
                           PORTFOLIO COMPANY                                INITIAL INVESTMENT         COST             FAIR VALUE
                           -----------------                                 ---------------     ---------------     ---------------
A. C. Liquidating Corporation ..........................................       February 1985
  -10% secured promissory notes ........................................                         $       188,014     $          --

Allied Waste Industries, Inc. (NYSE - AW) ..............................          March 1989
  -900,000 shares of common stock ......................................                               3,121,565           8,730,000

The Bradshaw Group .....................................................            May 2000
  -1,335,000 shares of preferred stock .................................                               1,335,000           1,335,000
  -Warrant to purchase 2,229,450 shares of
   common stock at $.01 through May 2008 ...............................                                       1                   1

Champion Window, Inc. ..................................................          March 1999
  -1,400,000 shares of common stock ....................................                               1,400,000           5,250,000
  -20,000 shares of preferred stock ....................................                               2,000,000           2,202,500
  -12% subordinated promissory note ....................................                               3,500,000           3,500,000

Container Acquisition, Inc. ............................................       February 1997
  -1,370,000 shares of common stock ....................................                               1,370,000           2,870,000
  -62,703 shares of preferred stock ....................................                               6,270,300           6,270,300
  -Conditional warrant to buy up to
   370,588 shares of common stock
   at $0.01 per share through June 2003 ................................                                   1,000               1,000

The Drilltec Corporation ...............................................         August 1998
  -140,000 shares of common stock ......................................                               1,400,000                --
  -6,476 shares of preferred stock .....................................                               6,245,000                --
  -Prime +9.75% promissory note ........................................                               1,000,000           1,000,000
  -Warrant to buy 10% of the common
    equity for $100 through September 2002 .............................                                    --                  --

Drypers Corporation (NASDAQ - DYPR) ....................................           July 1991
  -3,677,906 shares of common stock ....................................                               9,328,556           4,047,605

Equicom, Inc. ..........................................................           July 1997
  -452,000 shares of common stock ......................................                                 141,250                --
  -657,611 shares of preferred stock ...................................                               6,576,110           2,000,000
  -10% promissory note .................................................                               2,449,250           2,449,250

Equipment Support Services, Inc. .......................................       December 1999
  -35,000 shares of common stock .......................................                                 101,500             101,500
  -35,000 shares of preferred stock ....................................                               1,929,000           1,929,000
  -8% promissory note ..................................................                               1,138,000           1,138,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 2000
                                   (Unaudited)

                                                                                    DATE OF
                            PORTFOLIO COMPANY                                  INITIAL INVESTMENT       COST           FAIR VALUE
                            -----------------                                    ---------------   ---------------   ---------------
FS Strategies, Inc. ..........................................................         June 2000
  -110,000 shares of common stock ............................................                     $     5,500,000   $     5,500,000

GCS RE, Inc. .................................................................     February 1989
  -1,000 shares of common stock ..............................................                             132,910           600,000

Hot & Cool Holdings, Inc. ....................................................        March 1996
  -9% subordinated note ......................................................                           1,075,000              --
  -10% subordinated notes ....................................................                           2,200,000              --
  -12% promissory notes ......................................................                           2,500,000              --
  -19,665 shares of Series A 8%
   preferred stock ...........................................................                             786,631              --
  -6,000 shares of Series B 8%
   preferred stock ...........................................................                             300,000              --
  -Warrants to buy up to 14,942 shares
   of common stock at $0.01 per share
   through March 2006 ........................................................                                --                --
  -Warrants to buy up to 16,316 shares
   of common stock at $26.00 per share
   through April 2007 ........................................................                                --                --
  -Warrant to buy 10,000 shares of
   common stock at $0.01 through
   February 28, 2003 .........................................................                                --                --

LG&E Energy Corp. (NYSE - LGE) ...............................................         July 1999
  -121,504 shares of common stock ............................................                           1,719,838         2,813,881
  -Earnout on sale of CRC Holding Corp. ......................................                           2,114,790         3,400,000
  -115,860 shares of common stock in escrow ..................................                           1,639,409         2,683,173

NCI Building Systems, Inc. (NYSE - NCS) ......................................        April 1989
  -200,000 shares of common stock ............................................                             159,784         4,050,000

Paracelsus Healthcare Corporation ............................................     December 1990
  (OTCBB - PLHC)
  -2,018,213 shares of common stock ..........................................                           5,278,748           118,367

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 2000
                                   (Unaudited)

                                                                                   DATE OF
                          PORTFOLIO COMPANY                                   INITIAL INVESTMENT        COST           FAIR VALUE
                          -----------------                                    ---------------    ---------------    ---------------
Petrocon Engineering, Inc. ................................................     September 1998
  -12% promissory note ....................................................                       $     4,663,356    $     4,663,356
  -887,338 shares of common stock .........................................                                   635                635
  -8% Series B junior subordinated
   promissory note ........................................................                             2,659,332          2,659,332
  -Warrant to buy up to 1,552,571
   shares of common stock at $0.01
   per share through March 2009 ...........................................                                  --                 --

 Raytel Medical Corporation ...............................................        August 1997
    (NASDAQ - RTEL)
  -33,073 shares of common stock ..........................................                               330,730             57,878

The ServiceMaster Company .................................................           May 1999
    (NYSE-SVM)
  -Warrant to buy up to 29,411 shares
   of common stock at $51 per share
   through September 2001 .................................................                                  --                 --

Sovereign Business Forms, Inc. ............................................        August 1996
  -15,314 shares of preferred stock .......................................                             1,531,400          1,531,400
  -15% promissory notes ...................................................                             2,596,267          2,596,267
  -Warrant to buy 551,894 shares of
   common stock at $1 per share
   through August 2006 ....................................................                                  --              529,829
  -Warrant to buy 25,070 shares of
   common stock at $1.25 per share
   through October 2007 ...................................................                                  --               32,383
  -Warrant to buy 273,450 shares of
   common stock at $1 per share
   through October 2009 ...................................................                                  --            1,069,331

Spectrum Management, LLC ..................................................      December 1999
  -285,000 Units of Class A
   equity interest ........................................................                             2,850,000          2,850,000

Stephen L. LaFrance Holdings, Inc. ........................................     September 1997
  -2,498,452 shares of preferred stock ....................................                             2,498,452          2,498,452
  -Warrant to buy 269 shares of
   common stock for $0.01 per share
   through September 2007 .................................................                                  --            5,000,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 2000
                                   (Unaudited)

                                                                                  DATE OF
                         PORTFOLIO COMPANY                                   INITIAL INVESTMENT        COST             FAIR VALUE
                         -----------------                                     ---------------    ---------------    ---------------
Sternhill Partners I, LP ..................................................         March 2000
  -3% limited partnership interest ........................................                            $  600,000    $       600,000

Strategic Holdings, Inc. ..................................................     September 1995
  -3,089,751 shares of common stock .......................................                             3,088,388          2,080,679
  -3,822,157 shares of Series B ...........................................                             3,820,624          3,820,624
   preferred stock
  -15% promissory note ....................................................                             6,750,000          6,750,000
  -Warrants to buy 225,000 shares of
   common stock at $0.4643 per share
   through August 2005 ....................................................                                  --               47,050
  -Warrant to buy 100,000 shares of
   common stock at $1.50 per share
   through August 2005 ....................................................                                  --                 --
  -Warrant to buy 2,219,237 shares
   of common stock at $0.01 per share
   through November 2005 ..................................................                                  --            1,472,270
  -1,000 shares of SMIP, Inc. .............................................
   common stock ...........................................................                               150,000            150,000
  -15% promissory note of SMIP, Inc. ......................................                               175,000            175,000

Summit/DPC Partners, L.P. .................................................       October 1995
  -36.11% limited partnership interest ....................................                             3,326,565         10,000,000

Travis International, Inc. ................................................      December 1986
  -98,761 shares of common stock ..........................................                                 5,398          1,000,000

Tulsa Industries, Inc. ....................................................      December 1997
  -27,500 shares of common stock ..........................................                                33,846               --
  -181,589 shares of Series A
   preferred stock ........................................................                             5,466,154               --
  -1,058 shares of Series B
   preferred stock ........................................................                             1,058,000          1,058,000
  -Junior participation in promissory note ................................                               655,769            655,769

Turfgrass America, Inc. ...................................................           May 1999
  -3,167,756 shares of common stock .......................................                               600,000            600,000
  -12% subordinated promissory note .......................................                             3,535,000          3,535,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 2000
                                   (Unaudited)

                                                                                 DATE OF
                          PORTFOLIO COMPANY                                 INITIAL INVESTMENT        COST              FAIR VALUE
                          -----------------                                  ---------------     ---------------     ---------------
United Industrial Services, Inc. .......................................           July 1998
  -35,000 shares of preferred stock ....................................                         $     3,500,000     $     2,500,000
  -Warrants to buy 63,637 shares of
   common stock at $0.01 through
   June 2008 ...........................................................                                     100                 100

Vanguard VII, L.P. .....................................................           June 2000
  -1.3% limited partnership interest ...................................                                 300,000             300,000
                                                                                                 ---------------     ---------------

  Total ................................................................                         $   123,096,672     $   120,222,932
                                                                                                 ===============     ===============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 2000
                                   (Continued)



      Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

      In connection with the investments in Allied Waste Industries, Inc., Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Drypers Corporation, FS Strategies, Inc., Hot & Cool Holdings, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Turfgrass America, Inc. and United Industrial Services, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

      As defined in the Investment Company Act of 1940, at June 30, 2000, the Fund was considered to have a controlling interest in The Bradshaw Group, Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Drypers Corporation, Equicom, Inc., FS Strategies, Inc., Sovereign Business Forms, Inc., Spectrum Management LLC, Strategic Holdings, Inc., Tulsa Industries, Inc. and United Industrial Services, Inc. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at June 30, 2000. Such discounts, shown in the following table, total $2,146,906 or $0.36 per share as of June 30, 2000.

                                                                  DISCOUNT FROM
                                                                   MARKET VALUE
                                                                 ---------------
Allied Waste Industries, Inc. ................................   $       270,000
Drypers Corporation ..........................................         1,699,123
LG&E Energy Corporation ......................................           170,012
Paracelsus Healthcare Corporation ............................             7,771
                                                                 ---------------
      Total discount .........................................   $     2,146,906
                                                                 ===============

      Income was earned in the amount of $1,727,641 and $1,738,426 for the six months ended June 30, 2000 and 1999, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Equipment Support Services, Inc., LG&E Energy Corp., Raytel Medical Corporation, Sternhill Partners I, L.P., Summit/DPC Partners, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 86% of the total value of the investments in portfolio companies at June 30, 2000.

                          The accompanying notes are an
                   integral part of these financial statements

                             EQUUS II INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000, AND 1999

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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $25,000 is included in the accompanying Statements of Operations for each of the six months ended June 30, 2000 and 1999.

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

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. Appraisal valuations are based upon such factors as the Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies and an assessment of the company's future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $116,115,054 (including $18,393,026 in publicly-traded securities, net of a $2,146,906 Valuation Discount) and $111,571,919 (including $17,228,705 in publicly-traded securities, net of a $2,554,017 Valuation Discount) at June 30, 2000 and December 31, 1999, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for federal income tax purposes from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. The Fund had undistributed capital gains (losses) of $9,946,780 and $(6,558,635) for the period from November 1, 1999 to December 31,

1999 and November 1, 1998 to December 31, 1998, respectively. The Fund realized net capital gains of $1,346,635 and $18,882,686 for the six months ended June 30, 2000 and 1999, respectively. Therefore, for tax purposes, the Fund had net capital gains of $11,293,415 and $12,324,051 for the eight months ended June 30, 2000 and 1999 respectively. The Fund had net investment income for tax purposes of $936,279 for the six months ended June 30, 2000. In addition, the Fund had $21,751 of capital gains and $108,174 of net investment income from 1999 that was declared as a dividend in August 2000 for distribution in December 2000.

      The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes.

                                                      2000             1999
                                                  ------------     ------------

Net realized gain on the sales
  of portfolio securities, book .............     $  1,346,635     $ 18,882,686
Undistributed 1999 net capital gains ........        9,946,780             --
Undistributed 1998 net capital losses .......             --         (6,558,635)
                                                  ------------     ------------

Net realized gain on the sales
  of portfolio securities, tax ..............     $ 11,293,415     $ 12,324,051
                                                  ============     ============

(5)   DIVIDENDS

      The Fund declared no dividends during the six months ended June 30, 2000 and 1999, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.60 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.60 per share in any year, additional dividends may be declared to distribute such excess.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses, consist of $50,132,235 in money market accounts with Bank of America, N.A. earning interest at a rate of 4.46% per annum at June 30, 2000.

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

(8)   PORTFOLIO SECURITIES

      During the six months ended June 30, 2000, the Fund invested $7,435,001 in four new companies and made follow-on investments of $3,185,228 in eight companies, including $724,166 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $1,346,635 during the six months ended June 30, 2000.

      During the six months ended June 30, 1999, the Fund invested $12,900,000 in three new companies and made follow-on investments of $5,811,725 in ten portfolio companies, including $703,797 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $18,882,686 during the six months ended June 30, 1999.

(9)   NOTES PAYABLE TO BANK

      The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. The Fund had $50,000,000 outstanding on such note at June 30, 2000 and December 31, 1999 that was secured by $50,000,000 of the Fund's temporary cash investments. The line of credit promissory note expires July 1, 2001.

      The Fund has a $40,000,000 revolving line of credit with Bank of America, N.A. that expires on July 1, 2000. The Fund had $23,359,169 and $22,400,000 outstanding under such line of credit at June 30, 2000 and December 31, 1999, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit. On July 1, 2000, the revolving line of credit was reduced to $32,500,000 and the maturity date was extended to July 1, 2001.

      The average daily balances outstanding on the Fund's notes payable during the three months ended June 30, 2000 and 1999, were $18,450,650 and $37,972,099, respectively.

(10)  STOCK OPTION PLAN

      Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund.

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option ("Director Options") to purchase 2,000 shares of the Fund's common stock.

      Under the Stock Incentive Plan, options to purchase 306,773 and 939,131 shares of the Fund's common stock with a weighted average exercise price of $18.71 and $17.66 per share were outstanding at June 30, 2000 and 1999, respectively. Outstanding options at June 30, 2000 have exercise prices ranging from $9.94 to $27.44 and expire in May 2007 through May 2010. No options were exercised during the six months ended June 30, 2000 and 1999. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 1999, a dividend of $4.25 per share was paid by the Fund. As a result of this dividend, 135,608 additional shares were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 789,966 shares of common stock and the outstanding note balance is $10,132,925 at June 30, 2000.

       The notes receivable, as well as 731,662 of such shares of pledged common stock, are not included in the Fund's net asset value per share. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the six months ended June 30, 2000, interest of $223,943 was credited to additional paid-in capital. Additionally, the limited recourse notes receivable from the officers are required to be recorded as a reduction of net assets. As of June 30, 2000 and December 31, 1999, the accrued interest on the notes receivable from the officers was $353,209 and $153,622, respectively. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $16.59 per share at June 30, 2000.

      As of June 30, 2000 and 1999, all outstanding options, except the 12,000 Director Options issued in 2000, were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to purchase shares at the market price pursuant to the treasury stock method.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has made a commitment to invest, under certain circumstances, up to an additional $1,875,000 in Container Acquisitions, Inc., $1,100,000 in Equicom, Inc., $2,400,000 in Sternhill Partners I, L.P., $250,000 in United Industrial Services, Inc. and $2,700,000 in Vanguard VII, L.P.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of management, the financial position or operating results of the Fund will not be materially affected by these claims.

       During 2000, the Fund completed the 300,000 share purchase program announced in 1999 with the repurchase of 191,127 shares for $1,976,152. On May 11, 2000 the Fund announced it would purchase up to an additional 400,000 shares of common stock in open market transactions over the next six months, subject to market conditions and limitations. As of June 30, 2000, the Fund had repurchased 31,600 shares of the 400,000 shares for $336,015, $66,024 of which is included in accounts payable at June 30, 2000. The 31,600 shares were repurchased at an average discount of 38.5% from its net asset value.

(12)  SUBSEQUENT EVENTS

      Subsequent to June 30, 2000, the Fund repaid a net $50,759,169 of notes payable to the bank.

      Subsequent to June 30, 2000, the Fund repurchased an additional 52,100 shares of common stock for $553,483.

      Subsequent to June 30, 2000, the Fund received $994,476 in cash and 17,738 shares of LG&E Energy Corporation ("LG&E") stock at $24.125 per share related to the earnout to be received from the sale of CRC Holdings, Inc. In addition, the Fund sold 64,600 shares of LG&E common stock for $1,565,770, realizing a capital gain of $651,384.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, the Fund had $120,222,932 of its assets invested in portfolio securities of 30 companies, and has committed to invest up to an additional $5,100,000 in two of such companies. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At June 30, 2000, the Fund had $23,359,169 outstanding on a $40,000,000 revolving line of credit loan from a bank. On July 1, 2000, the loan was renewed for $32,500,000 and the due date was extended until July 1, 2001.

      Net cash used by operating activities was $756,983 and $1,720,898 for the six months ended June 30, 2000 and 1999, respectively.

      At June 30, 2000, the Fund had $50,132,235 of its total assets of $173,873,461 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $50,000,000 from a $100,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on July 3, 2000.

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

      The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. On May 11, 2000, the Board of Directors approved a program to purchase up to 400,000 shares of the Fund's common stock, pursuant to which the Fund repurchased 31,600 shares for $336,015 through June 30, 2000. Such stock was repurchased at an average discount of 38.5% from its net asset value.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment income (loss) after all expenses amounted to $712,335 and $(497,595) for the six months ended June 30, 2000 and 1999, respectively. The increase in net investment income in 2000 is due to a decrease in interest expense, professional fees and other expenses and an increase in other income. Interest expense decreased to $793,969 in 2000 from $1,487,248 in 1999 due to a decrease in the average daily balances outstanding on the lines of credit to $18,450,650 during the six months ended June 30, 2000 from $37,972,099 during the comparable period in 1999. In the second quarter of 2000, the Fund received a refund of legal fees that had been previously paid in conjunction with the lawsuit related to Champions Healthcare Corporation and Paracelsus Healthcare Corporation. The other income recorded in 2000 is primarily a fee received in conjunction with the Fund's investment in FS Strategies, Inc.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1,004,044 and $1,113,393 during the six months ended June 30, 2000 and 1999, respectively. The decrease in management fees during the six months ended June 30, 2000 was due to the decrease in net assets.

      Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund.

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option ("Director Options") to purchase 2,000 shares of the Fund's common stock.

      Under the Stock Incentive Plan, options to purchase 306,773 and 939,131 shares of the Fund's common stock with a weighted average exercise price of $18.71 and $17.66 per share were outstanding at June 30, 2000 and 1999, respectively. Outstanding options at June 30, 2000 have exercise prices ranging from $9.94 to $27.44 and expire in May 2007 through May 2010. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 1999, a dividend of $4.25 per share was paid. As a result of the dividend, 135,608 additional shares were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 789,966 shares of common stock and the outstanding note balance is $10,132,925 at June 30, 2000.

      The notes receivable, as well as 731,662 of such shares of common stock, are not included in the Fund's net asset value per share. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the six months ended June 30, 2000, interest of $223,943 was credited to additional paid-in capital. Additionally, the limited recourse notes receivable from the officers are required to be recorded as a reduction of net assets. As of June 30, 2000 and December 31, 1999, the accrued interest on the notes receivable from the officers was $353,209 and $153,622, respectively. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $16.59 per share at June 30, 2000.

      As of June 30, 2000 and 1999, all outstanding options, except the 12,000 Director Options issued in 2000, were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the six months ended June 30, 2000, the Fund realized net capital gains of $1,346,635 as a result of additional compensation related to the previous sale of three Portfolio Companies. The Fund realized a capital gain of $680,636 as a result of additional compensation from the escrow account related to the 1998 sale of WMW Industries. The Fund realized a capital gain of $680,258 as a result of additional compensation from the escrow account related to the 1999 sale of HTD Corporation. The Fund also wrote off a receivable from Restaurant Development Group realizing a capital loss of $8,315. In addition, during the quarter, the Fund received proceeds from Video Rental of Pennsylvania, Inc. in the amount of $3,722,349 for repayment of the outstanding notes payable and $250,000 for redemption of the common and preferred stock and did not realize a capital gain. The Fund also received proceeds from Equus Video Corporation and realized a capital loss of $5,944.

      During the six months ended June 30, 1999, the Fund realized net capital gains of $18,882,686 from the sale of securities of six Portfolio Companies. The Fund sold its investment of 54,334 shares of common stock in United Rentals, Inc. for $1,738,036, realizing a capital gain of $1,737,639, 135,472 common shares of United States Filter Corporation for $3,884,978, realizing a capital gain of $2,324,700, 100,000 shares of Allied Waste Industries, Inc. common stock for $1,832,122 realizing a capital gain of $1,357,966, 1,125,000 shares of American Residential Services, Inc. for $6,468,750 realizing a capital gain of $3,468,478, 149,337 shares of Travis International, Inc. for $6,668,987, realizing a capital gain of $6,114,095 and its investments in HTD Corporation for $12,760,806, realizing a capital gain of $3,225,238. In addition, the Fund realized a capital gain due to the receipt of $654,570 in additional compensation from the escrow account related to the 1998 sale of WMW Industries, Inc.

DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized depreciation on investments decreased $1,773,152 during the six months ended June 30, 2000, from $1,100,588 to $2,873,740. Such net decrease resulted from increases in the estimated fair value of securities of eight of the Fund's Portfolio Companies aggregating $11,457,774, decreases in the estimated fair value of securities of eight of the Fund's Portfolio Companies aggregating $13,235,926 and the transfer of $5,000 in net unrealized depreciation to net realized loss from the sale of securities of one Portfolio Company.

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

DIVIDENDS

      The Fund declared no dividends for the six months ended June 30, 2000 and 1999.

PORTFOLIO INVESTMENTS

      During the six months ended June 30, 2000, the Fund invested $7,435,001 in four new companies and made follow-on investments of $3,185,228 in eight portfolio companies, including $724,166 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

      During the first six months of 2000, the Fund advanced $476,000 to The Drilltec Corporation pursuant to a prime + 9.75% promissory note, $458,496 to Equicom, Inc. pursuant to a 10% promissory note and $500,000 to Hot & Cool Holdings, Inc. pursuant to a 12% promissory note.

      During the six months ended June 30, 2000, the Fund received an additional 3,013 and 666 shares of preferred stock of Container Acquisition, Inc and Sovereign Business Forms, Inc. ("Sovereign") in payment of $301,300 and $66,600 in dividends, respectively. In addition, Sovereign elected to convert $296,267 of accrued interest into the balance of the 15% promissory notes due to the Fund.

      On February 28, 2000, the Fund invested an additional $726,565 in Summit/DPC Partners to allow the partnership to purchase additional shares of Doane Pet Care Enterprises, Inc. common stock.

      On March 15, 2000, the Fund committed to invest up to $3,000,000 in Sternhill Partners I, L.P., a fund formed to invest in private, early-stage, emerging-growth companies involved in information technology and, on limited occasions, life science technologies. $600,000 of such commitment has been funded through June 30, 2000.

      As of June 30, 2000, the original issue discount accretion on the discounted 12% subordinated promissory note due from Turfgrass America, Inc. ("Turfgrass") amounted to $60,000, bringing the balance of the note to $3,535,000 at June 30, 2000. The original issue discount is being accreted over the life of the note.

      During the second quarter of 2000, the Fund committed to invest up to $3,000,000 in Vanguard VII, L.P., a fund formed to invest in seed and early stage communications, internet and life sciences technology companies. The Fund's investment consists of a 1.4% limited partnership interest. $300,000 of this commitment has been funded through June 30, 2000.

      During May 2000, the Fund invested $1,335,001 in The Bradshaw Group, a company that provides innovative printing solutions primarily for customers in need of high speed mass printings. The Fund's investment consists of 8% redeemable preferred stock and a warrant to acquire 2,229,450 shares of common stock at $0.01 per share through May 2008.

      During June 2000, the Fund invested $5,500,000 in FS Strategies, Inc., a company formed to acquire the stock of Initial Staffing Services ("Initial") and EESIS, Inc. ("EESIS"). Initial provides temporary staffing and permanent placement services. EESIS is a web based human resources solutions provider. The Fund's investment consists of 110,000 shares of common stock.

SUBSEQUENT EVENTS

      Subsequent to June 30, 2000, the Fund repaid a net $50,759,169 of notes payable to the bank.

      Subsequent to June 30, 2000, the Fund repurchased an additional 52,100 shares of common stock for $553,483.

      Subsequent to June 30, 2000, the Fund received $994,476 in cash and 17,738 shares of LG&E Energy Corporation ("LG&E") stock at $24.125 per share related to the earnout to be received from the sale of CRC Holdings, Inc. In addition, the Fund sold 64,600 shares of LG&E common stock for $1,565,770, realizing a capital gain of $651,384.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Fund held its annual meeting of shareholders on May 9, 2000. At the meeting, shareholders voted on the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein and the ratification of the selection of Arthur Andersen LLP as the Fund's independent auditors for the fiscal year ending December 31, 2000.

      The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

              NAME OF NOMINEE          FOR          WITHHELD
              ---------------          ---          --------
              Sam P. Douglass          5,456,781    456,644
              Gregory J. Flanagan      5,458,286    455,139
              Robert L. Knauss         5,457,176    456,249
              Nolan Lehmann            5,457,474    455,951
              Gary R. Petersen         5,458,286    455,139
              John W. Storms           5,458,286    455,139
              Dr. Francis D. Tuggle    5,457,972    455,453
              Dr. Edward E. Williams   5,457,972    455,453

      The table below sets forth, as to the other matter voted upon, the number of shares voted for the proposal, against the proposal and shares that abstained.

                 PROPOSAL                 FOR        AGAINST     ABSTAIN
                 --------                 ---        -------     -------
            Ratification of auditors   5,507,270     114,679     291,476

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

Date:  August 9, 2000                 EQUUS II INCORPORATED

                                      /s/ NOLAN LEHMANN
                                          Nolan Lehmann
                                          President and Principal Financial
                                          and Accounting Officer