Form 10-Q
period 2000-09-30
EQUUS II INC
filed 2000-11-14
CIK 878932

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19509

                              EQUUS II INCORPORATED
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 76-0345915
       ------------------------------                 -----------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      2929 Allen Parkway, Suite 2500
               HOUSTON, TEXAS                          77019-2120
      -----------------------------------              ----------
           (Address of principal                       (Zip Code)
            executive offices)

Registrant's telephone number, including area code: (713)  529-0900
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $49,991,116 computed on the basis of $10.125 per share, closing price of the common stock on the New York Stock Exchange Inc. on November 10, 2000. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,414,804 shares of the registrant's common stock, $.001 par value, outstanding, as of November 10, 2000. The net asset value of a share at September 30, 2000 was $15.75.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                  PAGE
                                                                                ----
         Item 1. Financial Statements

               Balance Sheets

               - September 30, 2000 and December 31, 1999......................    1

               Statements of Operations

               - For the three months ended September 30, 2000 and 1999........    2

               - For the nine months ended September 30, 2000 and 1999 ........    3

               Statements of Changes in Net Assets

               - For the nine months ended September 30, 2000 and 1999 ........    4

               Statements of Cash Flows

               - For the nine months ended September 30, 2000 and 1999 ........    5

               Selected Per Share Data and Ratios

               - For the nine months ended September 30, 2000 and 1999 ........    7

               Schedule of Portfolio Securities

               - September 30, 2000 ...........................................    8

               Notes to Financial Statements...................................   14

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..........................   20

         Item 3. Quantitative and Qualitative Disclosure about Market Risk ....   25

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K .............................   25

SIGNATURE .....................................................................   25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)

                                                                     2000             1999
                                                                 -------------    -------------
Assets

Investments in portfolio securities at fair value
     (cost $120,137,620 and $116,473,793, respectively) ......   $ 105,969,317    $ 115,373,205
Temporary cash investments, at cost which
     approximates fair value .................................      60,041,662       50,334,180
Cash .........................................................           5,514        5,485,502
Accounts receivable ..........................................             867        1,050,606
Accrued interest receivable ..................................       4,148,399        2,778,922
                                                                 -------------    -------------
          Total assets .......................................     170,165,759      175,022,415
                                                                 -------------    -------------
Liabilities and net assets

Liabilities:
     Accounts payable ........................................         391,935          696,501
     Due to management company ...............................         452,606          507,094
     Notes payable to bank ...................................      78,800,000       72,400,000
                                                                 -------------    -------------
          Total liabilities ..................................      79,644,541       73,603,595
                                                                 -------------    -------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding ....................            --               --
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 6,480,504 and 6,839,331 shares outstanding           6,481            6,839
     Additional paid-in capital ..............................      99,253,248      102,676,963
     Notes receivable from officers related to
        731,662 shares of common stock .......................     (10,132,925)     (10,132,925)
     Undistributed net investment income .....................         849,817             --
     Undistributed net capital gains .........................      14,712,900        9,968,531
     Unrealized depreciation of portfolio securities, net ....     (14,168,303)      (1,100,588)
                                                                 -------------    -------------
          Total net assets ...................................   $  90,521,218    $ 101,418,820
                                                                 =============    =============
          Net assets per share ...............................   $       15.75    $       16.61
                                                                 =============    =============

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                           2000            1999
                                                                       ------------    ------------
Investment income:
     Income from portfolio securities ..............................   $  1,225,265    $  1,196,829
     Interest from temporary cash investments ......................         44,291          10,020
     Interest on notes receivable from officers ....................         26,079            --
                                                                       ------------    ------------
          Total investment income ..................................      1,295,635       1,206,849
                                                                       ------------    ------------
Expenses:
     Management fees ...............................................        452,606         558,926
     Director fees and expenses ....................................         58,164          70,617
     Professional fees .............................................         28,245          43,751
     Administrative fees ...........................................         12,500          12,500
     Mailing, printing and other expenses ..........................         41,605          18,078
     Interest expense ..............................................        557,193         338,787
     Franchise taxes ...............................................          7,840           8,880
                                                                       ------------    ------------
          Total expenses ...........................................      1,158,153       1,051,539
                                                                       ------------    ------------
Net investment income ..............................................        137,482         155,310
                                                                       ------------    ------------
Realized gain on sales of portfolio securities, net ................      3,397,734      11,523,178
                                                                       ------------    ------------
Unrealized appreciation (depreciation) of portfolio securities, net:
     End of period .................................................    (14,168,303)      9,878,277
     Beginning of period ...........................................     (2,873,741)     25,173,816
                                                                       ------------    ------------
     Unrealized depreciation during the period .....................    (11,294,562)    (15,295,539)
                                                                       ------------    ------------
     Total decrease in net assets from operations ..................   $ (7,759,346)   $ (3,617,051)
                                                                       ============    ============

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                           2000            1999
                                                                       ------------    ------------
Investment income:
     Income from portfolio securities ..............................   $  3,714,325    $  3,657,716
     Interest from temporary cash investments ......................         98,888          46,386
     Interest on notes receivable from officers ....................         75,238            --
     Other income ..................................................        244,231            --
                                                                       ------------    ------------
          Total investment income ..................................      4,132,682       3,704,102
                                                                       ------------    ------------
Expenses:
     Management fees ...............................................      1,456,650       1,672,319
     Director fees and expenses ....................................        176,815         208,792
     Professional fees .............................................         68,405         163,427
     Administrative fees ...........................................         37,500          37,500
     Mailing, printing and other expenses ..........................         70,868          55,744
     Interest expense ..............................................      1,351,162       1,826,036
     Franchise taxes ...............................................        121,465          82,569
                                                                       ------------    ------------
          Total expenses ...........................................      3,282,865       4,046,387
                                                                       ------------    ------------
Net investment income (loss) .......................................        849,817        (342,285)
                                                                       ------------    ------------
Realized gain on sales of portfolio securities, net ................      4,744,369      30,405,864
                                                                       ------------    ------------
Unrealized appreciation (depreciation) of portfolio securities, net:
     End of period .................................................    (14,168,303)      9,878,277
     Beginning of period ...........................................     (1,100,588)     44,311,697
                                                                       ------------    ------------
     Unrealized depreciation during the period .....................    (13,067,715)    (34,433,420)
                                                                       ------------    ------------
     Total decrease in net assets from operations ..................   $ (7,473,529)   $ (4,369,841)
                                                                       ============    ============

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                               2000             1999
                                                         -------------    -------------
Operations:

     Net investment income (loss) ....................   $     849,817    $    (342,285)
     Realized gain on sales of portfolio
        securities, net ..............................       4,744,369       30,405,864
     Unrealized depreciation of portfolio
         securities during period ....................     (13,067,715)     (34,433,420)
                                                         -------------    -------------
Decrease in net assets from operations ...............      (7,473,529)      (4,369,841)
                                                         -------------    -------------
Capital Transactions:

     Shares issued through exercise of stock options .            --         11,124,086
     Notes receivable from sale of 654,358 shares of
     of common stock .................................            --        (11,124,086)
     Interest on non-recourse portion of officer notes         335,915             --
     Repurchase shares of common stock ...............      (3,759,988)            --
                                                         -------------    -------------
Decrease in net assets from capital transactions .....      (3,424,073)            --
                                                         -------------    -------------
Decrease in net assets ...............................     (10,897,602)      (4,369,841)

Net assets at beginning of period ....................     101,418,820      116,155,028
                                                         -------------    -------------
Net assets at end of period ..........................   $  90,521,218    $ 111,785,187
                                                         =============    =============

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                2000             1999
                                                           -------------    -------------
Cash flows from operating activities:
     Interest and dividends received ...................   $   2,031,259    $   1,320,959
     Cash paid to management company, directors,
        bank and suppliers .............................      (3,548,790)      (4,101,095)
                                                           -------------    -------------
        Net cash used by operating activities ..........      (1,517,531)      (2,780,136)
                                                           -------------    -------------
Cash flows from investing activities:
     Purchase of portfolio securities ..................      (9,952,562)     (18,521,639)
     Proceeds from sales of portfolio securities .......       6,753,517       44,249,052
     Principal payments from portfolio companies .......       5,355,763        4,272,725
     Advance to portfolio company ......................            --            (24,483)
     Repayment from portfolio company ..................          50,263          250,000
                                                           -------------    -------------
        Net cash provided by investing activities ......       2,206,981       30,225,655
                                                           -------------    -------------
Cash flows from financing activities:
     Advances from bank ................................     230,000,000      156,850,000
     Repayments to bank ................................    (223,600,000)    (209,500,000)
     Repurchase of common stock ........................      (3,847,094)            --
     Payments received on officer notes ................         991,161             --
     Dividend payments .................................          (6,023)            --
                                                           -------------    -------------
        Net cash provided (used) by financing activities       3,538,044      (52,650,000)
                                                           -------------    -------------
Net increase (decrease) in cash and cash equivalents ...       4,227,494      (25,204,481)

Cash and cash equivalents at beginning of period .......      55,819,682       60,253,990
                                                           -------------    -------------
Cash and cash equivalents at end of period .............   $  60,047,176    $  35,049,509
                                                           =============    =============

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                                   (Continued)

                                                                                       2000            1999
                                                                                   ------------    ------------
Reconciliation of decrease in net assets from operations to net cash used by operating activities:

Decrease in net assets from operations .........................................   $ (7,473,529)   $ (4,369,841)

Adjustments to reconcile decrease in net assets from operations to net cash used by operating activities:

     Realized gain on sale of portfolio securities, net ........................     (4,744,369)    (30,405,864)
     Unrealized depreciation of portfolio
         securities during period ..............................................     13,067,715      34,433,420
     Accrued interest and dividends exchanged for
         portfolio securities ..................................................     (1,067,861)     (1,134,232)
     Increase in accrued interest receivable ...................................     (1,033,562)     (1,248,911)
     Amortization of commitment fee ............................................           --            28,125
     Decrease in accounts payable ..............................................       (211,437)        (60,984)
     Decrease in amount due to management company ..............................        (54,488)        (21,849)
                                                                                   ------------    ------------
Net cash used by operating activities ..........................................   $ (1,517,531)   $ (2,780,136)
                                                                                   ============    ============

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
        SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                  2000         1999
                                                                --------     --------
Investment income ...........................................   $   0.70     $   0.75

Expenses ....................................................       0.56         0.82
                                                                --------     --------
Net investment income (loss) ................................       0.14        (0.07)

Realized gain on sale of portfolio securities, net ..........       0.80         6.13

Unrealized depreciation of portfolio securities during period      (2.20)       (6.95)
                                                                --------     --------
Decrease in net assets from operations ......................      (1.26)       (0.89)
                                                                --------     --------
Capital Transactions:

Effect of common stock repurchase ...........................       0.34         --

Interest on non-recourse portion of officer notes ...........       0.06         --
                                                                --------     --------
Increase in net assets from capital transactions ............       0.40         --
                                                                --------     --------
Net decrease in net assets ..................................      (0.86)       (0.89)

Net assets at beginning of period ...........................      16.61        23.45
                                                                --------     --------
Net assets at end of period .................................   $  15.75     $  22.56
                                                                ========     ========
Ratio of expenses before interest to average net assets .....       2.01%        1.95%

Ratio of expenses to average net assets .....................       3.42%        3.55%

Ratio of net investment income (loss) to average net assets .       0.89%       (0.30)%

Ratio of decrease in net assets from operations
     to average net assets ..................................      (7.79)%      (3.83)%

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                                         DATE OF
       PORTFOLIO COMPANY                           INITIAL INVESTMENT             COST            FAIR VALUE
       -----------------                           ------------------           ---------         ----------
A. C. Liquidating Corporation                        February 1985
  -10% secured promissory notes                                                $  188,014         $     --

Allied Waste Industries, Inc. (NYSE - AW)              March 1989
  -900,000 shares of common stock                                               3,121,565          8,020,688

The Bradshaw Group                                      May 2000
  -1,335,000 shares of preferred stock                                          1,335,000          1,335,000
  -Warrant to purchase 2,229,450 shares of
   common stock at $.01 through May 2008                                                1                  1

Champion Window, Inc.                                  March 1999
  -1,400,000 shares of common stock                                             1,400,000          5,250,000
  -20,000 shares of preferred stock                                             2,000,000          2,247,500
  -12% subordinated promissory note                                             3,500,000          3,500,000

Container Acquisition, Inc.                          February 1997
  -1,370,000 shares of common stock                                             1,370,000          2,870,000
  -64,283 shares of preferred stock                                             6,428,300          6,428,300
  -Conditional warrant to buy up to
   370,588 shares of common stock
   at $0.01 per share through June 2003                                             1,000              1,000

The Drilltec Corporation                              August 1998
  -140,000 shares of common stock                                               1,400,000                  -
  -6,476 shares of preferred stock                                              6,245,000                  -
  -Prime +9.75% promissory note                                                 1,000,000          1,000,000
  -Warrant to buy 10% of the common
    equity for $100 through September 2002                                              -                  -
                                                                                        -                  -
Drypers Corporation (OTCBB - DYPR)                     July 1991
  -3,677,906 shares of common stock                                             9,328,556            805,577

Equicom, Inc.                                          July 1997
  -452,000 shares of common stock                                                 141,250                  -
  -657,611 shares of preferred stock                                            6,576,110          2,000,000
  -10% promissory note                                                          2,505,750          2,505,750

Equipment Support Services, Inc.                     December 1999
  -35,000 shares of common stock                                                  101,500            101,500
  -35,000 shares of preferred stock                                             1,929,000          1,929,000
  -8% promissory note                                                           1,138,000          1,138,000

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                         DATE OF
         PORTFOLIO COMPANY                          INITIAL INVESTMENT           COST           FAIR VALUE
         -----------------                          ------------------        -----------       ----------
FS Strategies, Inc.                                     June 2000
  -110,000 shares of common stock                                             $ 5,500,000       $ 5,500,000

GCS RE, Inc.                                          February 1989
  -1,000 shares of common stock                                                   132,910           600,000

Hot & Cool Holdings, Inc.                               March 1996
  -9% subordinated note                                                         1,075,000                 -
  -10% subordinated notes                                                       2,200,000                 -
  -12% promissory notes                                                         2,500,000                 -
  -19,665 shares of Series A 8%
   preferred stock                                                                786,631                 -
  -6,000 shares of Series B 8%
   preferred stock                                                                300,000                 -
  -Warrants to buy up to 14,942 shares
   of common stock at $0.01 per share
   through March 2006                                                                   -                 -
  -Warrants to buy up to 16,316 shares
   of common stock at $26.00 per share
   through April 2007                                                                   -                 -
  -Warrant to buy 10,000 shares of
   common stock at $0.01 through
   February 28, 2003                                                                    -                 -

LG&E Energy Corp. (NYSE - LGE)                          July 1999
  -17,739 shares of common stock                                                  922,676           420,492
  -Earnout on sale of CRC Holding Corp.                                         1,192,114                 -

NCI Building Systems, Inc. (NYSE - NCS)                 April 1989
  -200,000 shares of common stock                                                 159,784         2,925,000

Paracelsus Healthcare Corporation                     December 1990
  (OTCBB - PLHC)
  -2,018,213 shares of common stock                                             5,278,748            59,620

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                          DATE OF
                PORTFOLIO COMPANY                   INITIAL INVESTMENT            COST           FAIR VALUE
                -----------------                   ------------------         -----------     -------------
Petrocon Engineering, Inc.                            September 1998
  -12% promissory note                                                         $ 4,663,356       $ 4,663,356
  -887,338 shares of common stock                                                      635               635
  -8% Series B junior subordinated
   promissory note                                                               2,659,332         2,659,332
  -Warrant to buy up to 1,552,571
   shares of common stock at $0.01
   per share through March 2009                                                          -                 -

 Raytel Medical Corporation                             August 1997
    (NASDAQ - RTEL)
  -33,073 shares of common stock                                                   330,730            41,341

The ServiceMaster Company                                May 1999
    (NYSE-SVM)
  -Warrant to buy up to 29,411 shares
   of common stock at $51 per share
   through September 2001                                                                -                 -

Sovereign Business Forms, Inc.                          August 1996
  -15,659 shares of preferred stock                                              1,565,900         1,565,900
  -15% promissory notes                                                          2,717,461         2,717,461
  -Warrant to buy 551,894 shares of
   of common stock at $1 per share
   through August 2006                                                                   -         1,062,891
  -Warrant to buy 25,070 shares of
   common stock at $1.25 per share
   through October 2007                                                                  -            42,015
  -Warrant to buy 273,450 shares of
   common stock at $1 per share
   through October 2009                                                                  -           526,637

Spectrum Management, LLC                               December 1999
  -285,000 Units of Class A
   equity interest                                                               2,850,000         2,850,000

Stephen L. LaFrance Holdings, Inc.                    September 1997
  -2,498,452 shares of preferred stock                                           2,498,452         2,498,452
  -Warrant to buy 269 shares of
   common stock for $0.01 per share
   through September 2007                                                                -         6,000,000

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                                              DATE OF
     PORTFOLIO COMPANY                                   INITIAL INVESTMENT        COST                FAIR VALUE
     -----------------                                   ------------------        -----               ----------
Sternhill Partners I, LP                                    March 2000
  -3% limited partnership interest                                                 $ 600,000             $ 700,000

Strategic Holdings, Inc.                                  September 1995
  -3,089,751 shares of common stock                                                3,088,389               844,791
  -3,822,157 shares of Series B                                                    3,820,624             3,820,624
   preferred stock
  -15% promissory note                                                             6,750,000             6,750,000
  -Warrants to buy 225,000 shares of
   common stock at $0.4643 per share
   through August 2005                                                                     -                     -
  -Warrant to buy 100,000 shares of
   common stock at $1.50 per share
   through August 2005                                                                     -                     -
  -Warrant to buy 2,219,237 shares
   of common stock at $0.01 per share
   through November 2005                                                                   -               584,585
  -1,000 shares of SMIP, Inc.
   common stock                                                                      150,000               150,000
  -15% promissory note of SMIP, Inc.                                                 175,000               175,000

Summit/DPC Partners, L.P.                                  October 1995
  -36.11% limited partnership interest                                             3,326,565            10,000,000

Travis International, Inc.                                December 1986
  -98,761 shares of common stock                                                       5,398             1,000,000

Tulsa Industries, Inc.                                    December 1997
  -27,500 shares of common stock                                                      33,846                     -
  -181,589 shares of Series A
   preferred stock                                                                 5,466,154                     -
  -1,058 shares of Series B
   preferred stock                                                                 1,058,000             1,058,000
  -Junior participation in promissory note                                           655,769               655,769

Turfgrass America, Inc.                                      May 1999
  -3,167,756 shares of common stock                                                  600,000               600,000
  -12% subordinated promissory note                                                3,565,000             3,565,000

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                               DATE OF
            PORTFOLIO COMPANy              INITIAL INVESTMENT        COST          FAIR VALUE
            ----------------              --------------------       -----        -----------
United Industrial Services, Inc.             July 1998
  -35,000 shares of preferred stock                               $ 3,500,000     $ 2,500,000
  -Warrants to buy 63,637 shares of
   common stock at $0.01 through
   June 2008                                                              100             100

Vanguard VII, L.P.                           June 2000
  -1.3% limited partnership interest                                  300,000         300,000
                                                                -------------    ------------
  Total                                                         $ 120,137,620    $105,969,317
                                                                =============    ============

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2000
                                   (Continued)

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

       As defined in the Investment Company Act of 1940, at September 30, 2000, the Fund was considered to have a controlling interest in The Bradshaw Group, Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Drypers Corporation, Equicom, Inc., FS Strategies, Inc., Sovereign Business Forms, Inc., Spectrum Management LLC, Strategic Holdings, Inc., Tulsa Industries, Inc. and United Industrial Services, Inc. The fair values of the Fund's investments in publicly traded securities include discounts from the closing market prices to reflect the estimated effects of restrictions on the sale of such securities at September 30, 2000. Such discounts, shown in the following table, total $495,963 or $0.08 per share as of September 30, 2000.

                                                                   DISCOUNT FROM
                                                                    MARKET VALUE
                                                                   -------------
Allied Waste Industries, Inc. .................................    $     248,063
Drypers Corporation ...........................................          227,914
LG&E Energy Corporation .......................................           13,005
Paracelsus Healthcare Corporation .............................            6,981
                                                                   -------------
      Total discount ..........................................    $     495,963
                                                                   =============

       Income was earned in the amount of $2,444,997 and $3,216,189 for the nine months ended September 30, 2000 and 1999, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

       As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Equipment Support Services, Inc., LG&E Energy Corp., Raytel Medical Corporation, Sternhill Partners I, L.P., Summit/DPC Partners, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 86% of the total value of the investments in portfolio companies at September 30, 2000.

                        The accompanying notes are an
                 integral part of these financial statements

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000, AND 1999


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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $37,500 is included in the accompanying Statements of Operations for each of the nine months ended September 30, 2000 and 1999.

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

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. Appraisal valuations are based upon such factors as the Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies and an assessment of the company's future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $103,002,976 (including $9,306,377 in publicly-traded securities, net of a $495,963 Valuation Discount) and $111,571,919 (including $17,228,705 in publicly-traded securities, net of a $2,554,017 Valuation Discount) at September 30, 2000 and December 31, 1999, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

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

(4)   BOOK TO TAX RECONCILIATION

      The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for federal income tax purposes from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. The Fund had undistributed capital gains (losses) of $9,946,780 and $(6,558,635) for the period from November 1, 1999 to December 31,

1999 and November 1, 1998 to December 31, 1998, respectively. The Fund realized net capital gains of $4,744,369 and $30,405,864 for the nine months ended September 30, 2000 and 1999, respectively. Therefore, for tax purposes, the Fund had net capital gains of $14,691,149 and $23,847,229 for the eleven months ended September 30, 2000 and 1999 respectively. The Fund had net investment income for tax purposes of $557,298 for the nine months ended September 30, 2000. In addition, the Fund had $21,751 of capital gains and $108,174 of net investment income from 1999 that was declared as a dividend in August 2000 for distribution in December 2000.

      The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes. (See Note 12 for losses realized subsequent to September 30, 2000.)

                                                      2000             1999
                                                  ------------     ------------
Net realized gain on the sales
  of portfolio securities, book .............     $  4,744,369     $ 30,405,864
Undistributed 1999 net capital gains ........        9,946,780             --
Undistributed 1998 net capital losses .......             --         (6,558,635)
                                                  ------------     ------------

Net realized gain on the sales
  of portfolio securities, tax ..............     $ 14,691,149     $ 23,847,229
                                                  ============     ============


(5)   DIVIDENDS

      The Fund declared undistributed capital gains of $21,751 from 1999 and undistributed net investment income of $108,174 from 1999 as a dividend in August 2000 to be distributed in December 2000.

      The Fund declared no dividends during the nine months ended September 30, 1999. The Fund has adopted a policy to make dividend distributions of at least $0.60 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.60 per share in any year, additional dividends may be declared to distribute such excess. See Note 12.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of expenses and notes payable, consist of $60,041,662 in money market accounts with Bank of America, N.A. earning interest at a range of 4.82% to 5.00 % per annum at September 30, 2000.

(7)   ACCOUNTS RECEIVABLE

      At December 31, 1999, the accounts receivable balance was $1,050,606, and primarily consisted of $991,161 in principal due on the notes receivable from officers that were issued to the Fund upon exercise of their stock options. The $991,161 was received in January 2000. In addition, $38,818 was included in receivables due from two portfolio companies as reimbursement for expenses related to such investments. The $38,818 of receivables was reimbursed to the Fund by September 2000.

(8)   PORTFOLIO SECURITIES

      During the nine months ended September 30, 2000, the Fund invested $7,435,001 in four new companies and made follow-on investments of $3,585,422 in eight companies, including $1,067,861 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $4,744,369 during the nine months ended September 30, 2000.

      During the nine months ended September 30, 1999, the Fund invested $14,619,898 in four new companies and made follow-on investments of $7,280,660 in eleven portfolio companies, including $1,134,232 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $30,405,864 during the nine months ended September 30, 1999.

(9)   NOTES PAYABLE TO BANK

      The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. The Fund had $60,000,000 and $50,000,000 outstanding on such note at September 30, 2000 and December 31, 1999, respectively that was secured by $60,000,000 and $50,000,000 of the Fund's temporary cash investments. The line of credit promissory note expires July 1, 2001.

      The Fund has a $40,000,000 revolving line of credit with Bank of America, N.A. that expired on July 1, 2000. The Fund had $18,800,000 and $22,400,000 outstanding under such line of credit at September 30, 2000 and December 31, 1999, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit. On July 1, 2000, the revolving line of credit was reduced to $32,500,000 and the maturity date was extended to July 1, 2001.

      The average daily balances outstanding on the Fund's notes payable during the nine months ended September 30, 2000 and 1999, were $20,399,903 and $30,246,154, respectively.

(10)  STOCK OPTION PLAN

      Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund.

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option ("Director Options") to purchase 2,000 shares of the Fund's common stock. On May 10, 2000, options to acquire an aggregate total of 12,000 shares for $9.94 per share were issued to the directors.

      Under the Stock Incentive Plan, options to purchase 306,773 and 296,773 shares of the Fund's common stock with a weighted average exercise price of $18.71 and $17.66 per share were outstanding at September 30, 2000 and 1999, respectively. Outstanding options at September 30, 2000 have exercise prices ranging from $9.94 to $27.44 and expire in May 2007 through May 2010. No options were exercised during the nine months ended September 30, 2000. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 1999, a dividend of $4.25 per share was paid by the Fund. As a result of this dividend, 135,608 additional shares were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 789,966 shares of common stock and the outstanding note balance is $10,132,925 at September 30, 2000.

       The notes receivable, as well as 731,662 of such shares of pledged common stock, are not included in the Fund's net asset value per share. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the nine months ended September 30, 2000, interest of $335,915 was credited to additional paid-in capital. Additionally, the limited recourse notes receivable from the officers are required to be recorded as a reduction of net assets. As of September 30, 2000 and December 31, 1999, the accrued interest on the notes receivable from the officers was $491,260 and $153,622, respectively. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $17.51 per share at September 30, 2000.

      As of September 30, 2000 and 1999, all outstanding options, except the 12,000 Director Options issued in 2000, were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to purchase shares at the market price pursuant to the treasury stock method.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has made a commitment to invest, under certain circumstances, up to an additional $150,000 in Equicom, Inc., $500,000 in Sovereign Business Forms, Inc.,$2,400,000 in Sternhill Partners I, L.P., $750,000 in Tulsa Industries, Inc. and $2,700,000 in Vanguard VII, L.P.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of management, the financial position or operating results of the Fund will not be materially affected by these claims.

       During 2000, the Fund completed the 300,000 share purchase program announced in 1999 with the repurchase of 191,127 shares for $1,976,152. On May 11, 2000 the Fund announced it would purchase up to an additional 400,000 shares of common stock in open market transactions over the next six months, subject to market conditions and limitations. As of September 30, 2000, the Fund had repurchased 167,700 shares of the 400,000 shares for $1,783,861, $28,827 of which is included in accounts payable at September 30, 2000. The 167,700 shares were repurchased at an average discount of 36.8% from net asset value.

(12)  SUBSEQUENT EVENTS

      Subsequent to September 30, 2000, the Fund repaid a net $62,550,000 of notes payable to the bank.

      Subsequent to September 30, 2000, the Fund repurchased an additional 65,700 shares of common stock for $673,865.

      On October 10, 2000, Drypers Corporation ("DYPR") filed a voluntary petition for reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code due to increased pressure on cash flows, a termination of its license agreement with Procter & Gamble, and other matters. Subsequent to September 30, 2000, the Fund sold 1,703,200 shares of DYPR common stock for $83,002, realizing a capital loss of $7,270,848.

      As of September 15, 2000, Paracelsus Healthcare Corporation ("PLS") filed a voluntary petition for reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code. On October 27, 2000, the Fund sold 173,868 shares of common stock for $4,460, realizing a capital loss of $974,839.

      In addition to the DYPR and PLS capital losses, the Fund realized the following capital losses subsequent to September 30, 2000 for the tax year ended October 31, 2000:

      o sale of 17,739 common shares of LG&E Energy Corporation for $434,808, realizing a capital loss of $487,868;

      o sale of Hot & Cool Holdings, Inc. preferred shares for $1, realizing a capital loss of $1,086,631; and

      o the write-off of 140,000 shares of common stock and 6,476 shares of preferred stock of The Drilltec Corporation, realizing a capital loss of $7,645,000.

       In November 2000, the Fund declared a dividend of $0.60 per share, the majority of which will be a return of capital. The dividend will be paid to the shareholders of record on November 20, 2000. Shareholders may elect to receive the dividend in cash, or it may be paid by the issuance of additional shares of common stock. Payment of the dividend will occur on or before December 29, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000, the Fund had $105,969,317 of its assets invested in portfolio securities of 29 companies, and has committed to invest up to an additional $6,500,000 in five of such companies. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At September 30, 2000, the Fund had $18,800,000 outstanding on a $32,500,000 revolving line of credit loan from a bank.

      Net cash used by operating activities was $1,517,531 and $2,780,136 for the nine months ended September 30, 2000 and 1999, respectively.

         At September 30, 2000, the Fund had $60,041,662 of its total assets of $170,165,759 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $60,000,000 from a $100,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on October 2, 2000.

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

      The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. On May 11, 2000, the Board of Directors approved a program to purchase up to 400,000 shares of the Fund's common stock, pursuant to which the Fund repurchased 167,700 shares for $1,783,861 through September 30, 2000. Such stock was repurchased at an average discount of 36.8% from net asset value.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment income (loss) after all expenses amounted to $849,817 and $(342,285) for the nine months ended September 30, 2000 and 1999, respectively. The increase in net investment income in 2000 is due to a decrease in interest expense, professional fees and other expenses and an increase in other income. Interest expense decreased to $1,351,162 in 2000 from $1,826,036 in 1999 due to a decrease in the average daily balances outstanding on the lines of credit to $20,399,903 during the nine months ended September 30, 2000 from $29,513,553 during the comparable period in 1999. In the second quarter of 2000, the Fund received a refund of legal fees that had been previously paid in conjunction with the lawsuit related to Champion Healthcare Corporation and Paracelsus Healthcare Corporation. The other income recorded in 2000 is a fee received in conjunction with the Fund's investment in FS Strategies, Inc.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1,456,650 and $1,672,319 during the nine months ended September 30, 2000 and 1999, respectively. The decrease in management fees during the nine months ended September 30, 2000 was due to the decrease in net assets.

      Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund

      The Stock Incentive Plan also provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option ("Director Options") to purchase 2,000 shares of the Fund's common stock.

      Under the Stock Incentive Plan, options to purchase 306,773 and 296,773 shares of the Fund's common stock with a weighted average exercise price of $18.71 and $17.66 per share were outstanding at September 30, 2000 and 1999, respectively. Outstanding options at September 30, 2000 have exercise prices ranging from $9.94 to $27.44 and expire in May 2007 through May 2010. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 1999, a dividend of $4.25 per share was paid. As a result of the dividend, 135,608 additional shares were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 789,966 shares of common stock and the outstanding note balance is $10,132,925 at September 30, 2000.

      The notes receivable, as well as 731,662 of such shares of common stock, are not included in the Fund's net asset value per share. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the nine months ended September 30, 2000, interest of $335,915 was credited to additional paid-in capital. Additionally, the limited recourse notes receivable from the officers are required to be recorded as a reduction of net assets. As of September 30, 2000 and December 31, 1999, the accrued interest on the notes receivable from the officers was $491,260 and $153,622, respectively. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $17.51 per share at September 30, 2000.

      As of September 30, 2000 and 1999, all outstanding options, except the 12,000 Director Options issued in 2000, were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

      During the nine months ended September 30, 2000, the Fund realized net capital gains of $4,744,369 as a result of additional compensation related to the previous sale of three Portfolio Companies. The Fund realized a capital gain of $680,636 as a result of additional compensation from the escrow account related to the 1998 sale of WMW Industries. The Fund realized a capital gain of $653,697 as a result of additional compensation from the escrow account related to the 1999 sale of HTD Corporation. The Fund also wrote off a receivable from Restaurant Development Group realizing a capital loss of $8,315. In addition, during the quarter, the Fund received proceeds from Video Rental of Pennsylvania, Inc. in the amount of $3,722,349 for repayment of the outstanding notes payable and $250,000 for redemption of the common and preferred stock and did not realize a capital gain. The Fund also received proceeds from Equus Video Corporation and realized a capital loss of $5,919.

      In addition, the Fund sold 237,364 shares of LG&E Energy Corp ("LGE") common stock for $5,759,059 realizing a capital gain of $2,399,812. Also, as a result of the earn out related to the sale of CRC Holding, the Fund received cash of $994,458 and 17,739 shares of LGE and realized the $994,458 as a capital gain.

      During the nine months ended September 30, 1999, the Fund realized net capital gains of $30,405,864 from the sale of securities of seven Portfolio Companies, as follows:

      o 54,334 shares of United Rentals, Inc. for $1,738,036, realizing a capital gain of $1,737,639;

      o 134,472 common shares of United States Filter Corporation for $3,884,978 realizing a capital gain of $2,324,700;

      o 100,000 shares of Allied Waste Industries commons stock for $1,832,122 realizing a capital gain of $1,357,966;

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

      The Fund sold CRC Holdings to LGE and received $12,128,572 in cash and 121,504 shares of LGE common stock. An additional 115,860 shares of LGE stock are being held in escrow to secure contractual representations and warranties. In addition, LGE has committed to pay up to an additional $11.7 million to the Fund if the CRC business sold to LGE achieves certain levels of financial performances through March 31, 2002.

      The Fund also realized a capital gain as a result of the receipt of $654,570 in additional compensation from the escrow account related to the 1998 sale of WMW Industries, Inc. In addition, Atlas Acquisition paid $128,298 in principal on its outstanding junior participation note and the Fund realized a loss of $721,702 on the remaining balance of the note.

DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized depreciation on investments increased $13,067,715 during the nine months ended September 30, 2000, from $1,100,588 to $14,168,303. Such net increase resulted from increases in the estimated fair value of securities of seven of the Fund's Portfolio Companies aggregating $10,530,498, decreases in the estimated fair value of securities of ten of the Fund's Portfolio Companies aggregating $20,476,333 and the transfer of $3,121,880 in net unrealized appreciation to net realized loss from the sale of securities of two Portfolio Companies.

      Net unrealized appreciation on investments decreased $34,443,420 during the nine months ended September 30, 1999, from $44,311,697 to $9,878,277. Such net decrease resulted from decreases in the estimated fair value of securities of six of the Fund's Portfolio Companies aggregating $17,156,508, an increase in the estimated fair value of securities of seven Portfolio Companies of $7,105,937, and the transfer of $24,382,849 in net unrealized appreciation to net realized gains from the sale of investments in seven Portfolio Companies and the write-off of one Portfolio Company.

DIVIDENDS

      The Fund declared undistributed capital gain of $21,751 from 1999 and undistributed net investment income of $108,174 from 1999 as a dividend in August 2000 to be distributed in December 2000. The Fund declared no dividends for the nine months ended September 30, 1999.

PORTFOLIO INVESTMENTS

      During the nine months ended September 30, 2000, the Fund invested $7,435,001 in four new companies and made follow-on investments of $3,585,422 in eight portfolio companies, including $1,067,861 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

      During 2000, the Fund advanced $476,000 to The Drilltec Corporation pursuant to a prime + 9.75% promissory note, $514,996 to Equicom, Inc. pursuant to a 10% promissory note and $500,000 to Hot & Cool Holdings, Inc. pursuant to a 12% promissory note.

      During the nine months ended September 30, 2000, the Fund received an additional 4,593 and 1,011 shares of preferred stock of Container Acquisition, Inc and Sovereign Business Forms, Inc. ("Sovereign") in payment of $459,300 and $101,100 in dividends, respectively. In addition, Sovereign elected to convert $417,461 of accrued interest into the balance of the 15% promissory notes due to the Fund.

      On February 28, 2000, the Fund invested an additional $726,565 in Summit/DPC Partners to allow the partnership to purchase additional shares of Doane Pet Care Enterprises, Inc. common stock.

      On March 15, 2000, the Fund committed to invest up to $3,000,000 in Sternhill Partners I, L.P., a fund formed to invest in private, early-stage, emerging-growth companies involved in information technology and, on limited occasions, life science technologies. $600,000 of such commitment has been funded through September 30, 2000.

      As of September 30, 2000, the original issue discount accretion on the discounted 12% subordinated promissory note due from Turfgrass America, Inc. ("Turfgrass") amounted to $90,000, bringing the balance of the note to $3,565,000 at September 30, 2000. The original issue discount is being accreted over the life of the note.

      During the second quarter of 2000, the Fund committed to invest up to $3,000,000 in Vanguard VII, L.P., a fund formed to invest in seed and early stage communications, internet and life sciences technology companies. The Fund's investment consists of a 1.4% limited partnership interest. $300,000 of this commitment has been funded through September 30, 2000.

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

SUBSEQUENT EVENTS

      Subsequent to September 30, 2000, the Fund repaid a net $62,550,000 of notes payable to the bank.

      Subsequent to September 30, 2000, the Fund repurchased an additional 65,700 shares of common stock for $673,865.

      On October 10, 2000, Drypers Corporation ("DYPR") filed a voluntary petition for reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code due to increased pressure on cash flows, a termination of its license agreement with Procter & Gamble, and other matters. Subsequent to September 30, 2000, the Fund sold 1,703,200 shares of DYPR common stock for $83,002, realizing a capital loss of $7,270,848.

      As of September 15, 2000, Paracelsus Healthcare Corporation ("PLS") filed a voluntary petition for reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code. On October 27, 2000, the Fund sold 173,868 shares of common stock for $4,460, realizing a capital loss of $974,839.

      In addition to the DYPR and PLS capital losses, the Fund realized the following capital losses subsequent to September 30, 2000 for the tax year ended October 31, 2000:

      o sale of 17,739 common shares of LG&E Energy Corporation for $434,808, realizing a capital loss of $487,868;

      o sale of Hot & Cool Holdings, Inc. preferred shares for $1, realizing a capital loss of $1,086,631; and

      o the write-off of 140,000 shares of common stock and 6,476 shares of preferred stock of the Drilltec Corporation, realizing a capital loss of $7,645,000.

      In November 2000, the Fund declared a dividend of $0.60 per share, the majority of which will be a return of capital. The dividend will be paid to the shareholders of record on November 20, 2000. Shareholders may elect to receive the dividend in cash, or it may be paid by the issuance of additional shares of common stock. Payment of the dividend will occur on or before December 29, 2000.

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


Date:  November 14, 2000                  EQUUS II INCORPORATED

                                          /S/NOLAN LEHMANN
                                          Nolan Lehmann
                                          President and Principal Financial
                                          and Accounting Officer