Form 10-K
period 2000-12-31
EQUUS II INC
filed 2001-03-02
CIK 878932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-19509

                              EQUUS II INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         76-0345915
-----------------------------------                     ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

  2929 Allen Parkway, Suite 2500                              77019
        HOUSTON, TEXAS                                --------------------
----------------------------------                         (Zip Code)

Registrant's telephone number, including area code: (713) 529-0900
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                              Name of each exchange
                                                      on which registered

      COMMON STOCK                                 NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $46,669,214, computed on the basis of $9.00 per share, closing price of the common stock on the New York Stock Exchange on February 28, 2001. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,674,577 shares of the registrant's common stock, $.001 par value, outstanding as of February 28, 2001. The net asset value of a share at December 31, 2000 was $15.40.

Documents incorporated by reference: Proxy Statement for 2001 Annual Meeting of Stockholders is incorporated by reference in Part III.

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

PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................... 17
 Item 6.  Selected Financial Data ......................................... 20
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................ 21
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk ....... 28
 Item 8.  Financial Statements and Supplementary Data...................... 30
 Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ........................... 53

PART III

 Item 10. Directors and Executive Officers of the Registrant .............. 53
 Item 11. Executive Compensation........................................... 53
 Item 12. Security Ownership of Certain Beneficial Owners and Management .. 53
 Item 13. Certain Relationships and Related Transactions .................. 53
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 53

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

INVESTMENT PRACTICES

      Substantially all of the net assets of the Fund are invested or committed to be invested in securities of Portfolio Companies. Substantially all amounts not invested in securities of Portfolio Companies are invested in short-term, highly liquid investments consisting of interest-bearing bank accounts, certificates of deposit or other short-term, highly liquid investments providing, in the opinion of the Management Company, appropriate safety of principal.

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

      The enterprise value of a Portfolio Company typically ranges from $15,000,000 to $75,000,000, at the time of the Fund's initial investment. The Fund's initial investment in a Portfolio Company typically ranges from $1,500,000 to $7,500,000, depending on the investment. The balance of the purchase price of a Portfolio Company is supplied by debt financing and other equity investors, if necessary.

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

CURRENT PORTFOLIO COMPANIES

      The following is a description of the Fund's investments in its 27 Portfolio Companies at December 31, 2000.

      A. C. LIQUIDATING CORPORATION

      A. C. Liquidating Corporation ("ACL"), Houston, Texas, has disposed of its operating businesses and real estate. ACL intends to liquidate in 2001 and will distribute its remaining cash, if any, to its shareholders as soon as possible. At December 31, 2000, the Fund's investment in ACL consisted of $188,014 in 10% secured promissory notes, which was recorded at no value. Nolan Lehmann, President of the Fund, serves as a director of ACL.

      THE BRADSHAW GROUP

      The Bradshaw Group ("TBG"), Dallas, Texas, provides innovative printing solutions primarily for customers in need of high-speed mass printings. TBG maintains a web site at www.bradshawgroup.com. At December 31, 2000, TBG was valued at its cost of $1,335,001. The Fund's investment consisted of 1,335,000 shares of preferred stock and a warrant to buy 2,229,450 shares of common stock at $0.01 through May 2008, representing an approximate 22.3% fully-diluted equity interest. Gary L. Forbes, a Vice President of the Fund, serves on TBG's Board of Directors.

      CHAMPION WINDOW, INC.

      Champion Window, Inc. ("Champion"), Houston, Texas, manufactures and sells aluminum windows for single and multi-family residential purposes, primarily in Houston, San Antonio and Austin, Texas. Champion maintains a web site at www.championwindow.net. At December 31, 2000, the Fund's investment in Champion, valued at $7,542,500 with a cost of $3,400,000, consisted of 1,400,000 shares of common stock and 20,000 shares of preferred stock. The Fund's investment in Champion represents a 32.4% fully-diluted equity interest. Mr. Lehmann and Patrick M. Cahill, a Vice President of the Fund, serve as directors of Champion.

      CONTAINER ACQUISITION, INC.

      Container Acquisition, Inc. ("Container"), Houston, Texas, is a logistics and maintenance services company serving owners of international shipping containers. Container maintains a web site at www.containercare.com. At December 31, 2000, the Fund's investment in Container, valued at $9,299,300 with a cost of $7,799,300, consisted of 1,370,000 shares of common stock, 64,283 shares of preferred stock and a warrant, exercisable under certain conditions, to buy 370,588 shares of common stock at $0.01 per share through June 2003. The Fund's investment in Container represents a 65% fully-diluted equity interest. The Fund has committed to invest up to an additional $2,000,000 in Container under certain circumstances. Mr. Lehmann and Randall B. Hale, a Vice President of the Fund, serve on Container's Board of Directors.

      CRC HOLDINGS, CORP.

      CRC Holdings, Corp. ("CRC"), Houston, Texas, was formed to acquire CRC Evans Pipeline International, Inc., which designs, manufactures, and services specialized pipeline construction and automatic welding equipment which it rents and sells worldwide. In July 1999, the Fund sold its interest in CRC to LG&E Energy Corp ("LGE"). The Fund is entitled to additional consideration of up to $10.3 million pursuant to an earn-out agreement that is based on the performance of CRC over its last two and the next two fiscal years. The remaining earnout receivable at December 31, 2000, with a cost of $1,192,114, is valued at zero.

      THE DRILLTEC CORPORATION

      The Drilltec Corporation ("Drilltec"), Houston, Texas, provides protection and packaging for premium oil tubular goods, drill pipe and line pipe, and manufactures thread protectors for customers worldwide. Drilltec maintains a web site at www.drilltec.com. At December 31, 2000, the Fund's investment in Drilltec, valued at its cost of $1,000,000, consisted of a warrant to purchase 10% of the common equity for $100 through September 2002 and a prime + 9.75% promissory note in the amount of $1,000,000. The Fund recognized a loss on its investment in the preferred stock and common stock of Drilltec of $7,645,000 in October 2000. The Fund's investment in Drilltec represents a 70% fully-diluted equity interest. Mr. Forbes and Mr. Cahill serve on Drilltec's Board of Directors.

      EQUICOM, INC. (FORMERLY TEXROCK RADIO, INC.)

      Equicom, Inc. ("Equicom"), Bryan, Texas, was formed to acquire radio stations in small to medium-sized cities in Texas. At December 31, 2000, Equicom owned and operated 21 radio stations. At December 31, 2000, the Fund's investment in Equicom, valued at $4,562,250 with a cost of $9,279,610, consisted of 452,000 shares of common stock, 657,611 shares of preferred stock and $2,562,250 in a 10% promissory note. The Fund's investment in Equicom represents a 56.4% fully-diluted equity interest at December 31, 2000. The Fund has committed to invest up to an additional $93,500 in Equicom under certain circumstances. Mr. Hale and Tracy H. Cohen, a Vice President of the Fund, serve on Equicom's Board of Directors.

      EQUIPMENT SUPPORT SERVICES, INC.

      Equipment Support Services, Inc. ("ESS"), Houston, Texas, was formed to buy various companies in the equipment rental business including Carruth-Doggett Industries, Inc. and CDI Rental Services, Inc., in which the Fund had an investment. At December 31, 2000, the Fund's investment in ESS, valued at $2,500,000 with a cost of $3,168,500, consisted of 35,000 shares of common stock, 35,000 shares of preferred stock and $1,138,000 in an 8% promissory note. The Fund's investment in ESS represents a 3.5% fully diluted equity interest at December 31, 2000.

      FS STRATEGIES, INC.

      FS Strategies, Inc. ("FSS"), Houston, Texas, was formed to acquire Talent Tree Acquisition Corporation ("Talent Tree", formerly Initial Staffing Service) and EESIS, Inc ("EESIS"). Talent Tree and EESIS maintain web sites at www.talenttree.com and www.eesis.com, respectively. Talent Tree operates a network of over 140 branch offices providing temporary staffing and permanent placement services in 46 market areas in thirty states, including eighteen franchises. EESIS is a web-based human resources solution provider based in Houston. At December 31, 2000, FSS was valued at its cost of $5,500,000. The Fund's investment consisted of 110,000 shares of common stock. The Fund's investment in FSS represents an approximate 23% fully-diluted equity interest. The Fund has committed to invest up to an additional $750,000 in FSS under certain circumstances. Mr. Lehmann serves on FSS's Board of Directors.

      GCS RE, INC.

      GCS RE, Inc. ("GCS"), Houston, Texas, was formed to be a general partner of a real estate partnership, which owns a warehouse that is leased to a former subsidiary of a previously owned portfolio company. At December 31, 2000, the Fund's investment in GCS consisted of 1,000 shares of common stock that was valued at $600,000, with a cost of $132,910. The Fund owns 100% of the stock of GCS, and GCS owns 50% of the real estate partnership. Sam P. Douglass, Chairman and CEO of the

Fund, and Mr. Lehmann serve on the Board of Directors of GCS.

      HOT & COOL HOLDINGS, INC.

      Hot & Cool Holdings, Inc. ("Hot & Cool"), Laredo, Texas, is a manufacturer and distributor of automotive radiators and other heat transfer products. At December 31, 2000, the Fund's investment in Hot & Cool, valued at zero with a cost of $5,775,000, consisted of $1,075,000 in a 9% increasing rate subordinated promissory note, $2,200,000 in 10% subordinated notes, $2,500,000 in a 12% senior unsecured promissory note, and warrants to buy up to 14,942 and 10,000 shares of common stock at $0.01 per share through March 2006 and February 2003, respectively. The Fund's investment represents an approximate 25.8% fully-diluted equity interest in Hot & Cool. Mr. Lehmann serves on Hot & Cool's Board of Directors.

      NCI BUILDING SYSTEMS, INC. (NYSE: NCS)

      NCI Building Systems, Inc. ("NCS"), Houston, Texas, manufactures and markets metal building systems, components and roll up doors for non-residential users from operating facilities located throughout the U.S. and Mexico. NCS maintains a web site at www.ncilp.com. The December 31, 2000 closing price of NCS's common stock on the New York Stock Exchange was $18.8125 per share. At December 31, 2000, the Fund's investment in NCS consisted of 200,000 shares of common stock valued at $3,762,500 with a cost of $159,784, which represents an approximate 1% fully-diluted equity interest in NCS. Mr. Forbes serves as a director of NCS.

      PARACELSUS HEALTHCARE CORPORATION (OTCBB:PLHC)

      Paracelsus Healthcare Corporation ("PLHC"), Houston, Texas, owns or operates, directly or through hospital partnerships, ten acute-care hospitals in six states. In September 2000, PLHC filed for protection under Chapter 11 of the Federal Bankruptcy Code. PLHC has negotiated a plan of reorganization with its primary creditors and expects to emerge from bankruptcy in March 2001. The December 31, 2000 closing price of PLHC's common stock on the over the counter bulletin board was $0.013 per share. At December 31, 2000, the Fund's investment in PLHC, valued at $22,549 with a cost of $4,299,449, consisted of 1,844,345 shares of common stock. The common stock of PLHC was valued by the Fund at a discounted average of $0.01261 per share at December 31, 2000, due to restrictions on the Fund's ability to sell such stock, which resulted in an aggregate reduction in value from the market price on such date of $1,518. The Fund's investment in PLHC represents an approximate 3% fully-diluted equity interest in PLHC. Mr. Lehmann serves on PLHC's Board of Directors.

      PETROCON ENGINEERING, INC.

      Petrocon Engineering, Inc. ("Petrocon"), Beaumont, Texas, is an international engineering, systems and construction management firm, servicing industrial customers with a primary focus in the process industries - oil, chemical, petrochemical and forest products. At December 31, 2000, the Fund's investment, valued at its original cost of $7,323,323, consisted of 887,338 shares of common stock, $2,659,332 in an 8% Series B junior subordinated promissory note, $4,663,356 in a 12% promissory note and a warrant to buy 1,552,571 shares of common stock for $0.01 through March 2009. The Fund's investment in Petrocon represents an approximate 30% fully-diluted interest in Petrocon through March 2009. Mr. Forbes and Ms. Cohen serve on Petrocon's Board of Directors.

      RAYTEL MEDICAL CORPORATION (NASDAQ: RTEL)

      Raytel Medical Corporation ("RTEL"), San Mateo, California, is a leading nationwide provider of alternate-site medical service to physicians, hospitals, patients and managed care groups. The December 31, 2000 closing price of RTEL's common stock on the NASDAQ National Market was $0.8125 per share. At December 31, 2000, the Fund's investment in RTEL, valued at $26,872 with a cost of $330,730, consisted of 33,073 shares of common stock. The Fund's investment in RTEL represents less than a 1% equity interest.

      SOVEREIGN BUSINESS FORMS, INC.

      Sovereign Business Forms, Inc. ("Sovereign"), Houston, Texas, is a manufacturer of wholesale business forms in six states. At December 31, 2000, the Fund's investment in Sovereign, valued at $6,026,386 with a cost of $4,394,844, consisted of 16,011 shares of preferred stock, $2,793,744 in 15% promissory notes and warrants to buy up to 551,894, 25,070 and 273,450 shares of common stock at $1, $1.25 and $1 per share through August 2006, October 2007 and October 2009, respectively. The Fund has committed to invest up to an additional $625,000 under certain circumstances. The Fund's investment represents a 31% fully-diluted equity interest in Sovereign. Mr. Forbes serves on Sovereign's Board of Directors.

      SPECTRUM MANAGEMENT, LLC

      Spectrum Management, LLC ("Spectrum"), Dallas, Texas, was formed to acquire a business which provides security devices to financial institutions. At December 31, 2000, the Fund's investment in Spectrum, valued at its original cost of $2,850,000, consisted of 285,000 units of Class A equity interests. The Fund's investment in Spectrum represents a 79% fully-diluted equity interest in Spectrum. Mr. Forbes and Mr. Hale serve on the Board of Directors of Spectrum.

      STEPHEN L. LAFRANCE HOLDINGS, INC.

      Stephen L. LaFrance Holdings, Inc. ("LaFrance"), Pine Bluff, Arkansas, owns and operates 98 retail drug stores primarily in Arkansas, Mississippi and Tennessee. At December 31, 2000, the Fund's investment in LaFrance, valued at $9,498,452 with a cost of $2,498,452, consisted of 2,498,452 shares of preferred stock and a warrant to buy 269 shares of common stock at $0.01 per share through September 2007. The Fund's investment in LaFrance represents an approximate 20% fully-diluted equity interest. Mr. Forbes serves on the Board of Directors of LaFrance.

      STERNHILL PARTNERS I, L.P.

      Sternhill Partners I, L.P. ("Sternhill"), Houston, Texas, is a venture capital fund which was formed to invest in seed and early stage information, communication and entertainment technology companies. Sternhill maintains a web site at www.sternhillpartners.com. The Fund has committed to invest up to $3,000,000 in Sternhill. At December 31, 2000, the Fund's investment in Sternhill was valued at $1,000,000 with a cost of $900,000. The Fund's investment consisted of a 3% limited partnership interest.

      STRATEGIC HOLDINGS, INC. AND RELATED ENTITY

      Strategic Holdings, Inc. ("SHI"), Houston, Texas, was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc. SHI receives and processes used glass, which is then sold to the container, fiberglass and bead industries as a raw material source. At December 31, 2000, the Fund's investment in SHI was valued at $10,000,000 with an original cost of $13,659,013. The Fund's investment in SHI consists of 3,089,751 shares of common stock, 3,822,157 shares of Series B preferred stock, $6,750,000 in a 15% promissory note and warrants to buy 225,000, 100,000 and 2,219,237 shares of SHI common stock at $0.4643, $1.50 and $0.01 per share through August 2005, August 2005 and November 2005, respectively. Mr. Lehmann and Mr. Hale serve as directors of SHI.

      SMIP, Inc. ("SMIP"), Houston, Texas, was formed to be the general partner of a limited partnership which owns an 18% fully-diluted interest in SHI. Management personnel of Strategic Materials, Inc. are the limited partners of the partnership. At December 31, 2000, the Fund's investment in SMIP was valued at $175,000, with a cost of $325,000. The Fund's investment in SMIP consists of 1,000 shares of common stock and $175,000 in a 15% promissory note. SMIP is wholly-owned by the Fund. Mr. Lehmann and Mr. Hale serve as directors of SMIP.

      The Fund's investments in SHI and SMIP represent an approximate 85% fully-diluted equity interest in SHI.

      SUMMIT/DPC PARTNERS, L. P.

      Summit/DPC Partners, L. P. ("DPC"), Houston, Texas, was formed to invest in Doane Pet Care Enterprises, Inc., which is believed to be the largest manufacturer of private label dry pet food in the United States. At December 31, 2000, the Fund's investment in DPC was valued at $10,000,000, with an original cost of $3,326,565. The Fund's investment consists of an approximate 36.11% limited partnership interest in DPC, which in turn owns an approximate 16% fully-diluted interest in Doane Pet Care Enterprises, Inc.

      TRAVIS INTERNATIONAL, INC.

      Travis International, Inc. ("Travis"), Houston, Texas, distributes specialty products for industrial and commercial use, including o-rings, gaskets and sealants and designs and manufactures various other products used in the concrete construction industry. At December 31, 2000, the Fund's investment in Travis, valued at $1,500,000 with a cost of $5,398, consisted of 98,761 shares of common stock, which represents an approximate 6.8% fully-diluted equity interest in Travis. Mr. Lehmann serves as a director of Travis.

      TULSA INDUSTRIES, INC.

      Tulsa Industries, Inc. ("Tulsa"), Houston, Texas, manufactures equipment for the oil and gas industry. At December 31, 2000, the Fund's investment in Tulsa was valued at $1,713,769 with an original cost of $7,213,769. The Fund's investment consisted of 209,089 shares of common stock, 1,058 shares of Series B preferred stock and $655,769 in a junior participation promissory note, representing an approximate 26.3% fully-diluted equity interest. Mr. Forbes and Mr. Hale serve on Tulsa's Board of Directors.

      TURFGRASS AMERICA, INC.

      Turfgrass America, Inc. ("Turfgrass"), Granbury, Texas, was formed for the purpose of acquiring all the outstanding stock of C&D Turfgrass, Ltd., Crenshaw & Doguet Turfgrass, Inc., Millberger Turf Farms, Inc., Millberger Turf Sales, Inc., and 5-T Enterprises, Inc. (the parent of Thomas Bros. Grass, Ltd.). The combination of these companies has created one of the largest warm season turfgrass companies in the country. Turfgrass maintains a web site at www.turfgrassamerica.com. At December 31, 2000, the Fund's investment in Turfgrass was valued at its cost of $4,195,000. The Fund's investment consisted of 3,167,756 shares of common stock and $3,595,000 invested in a $4,000,000, 12% subordinated promissory note, representing an approximate 11% fully-diluted equity interest in

Turfgrass. The Fund has committed to invest up to an additional $1,000,000 under certain circumstances. Mr. Hale serves as a director of Turfgrass.

      UNITED INDUSTRIAL SERVICES, INC.

      United Industrial Services, Inc. ("UIS"), Houston, Texas, specializes in field services for the petrochemical and power generation industries. At December 31, 2000, the Fund's investment in UIS was valued at $3,085,100 with an original cost of $4,085,100 and consisted of $585,000 in a 15% promissory note, 35,000 shares of preferred stock and warrants to buy up to 63,637 and 18,887 shares of common stock at $0.01 through June 2008 and March 2011, respectively. The Fund's investment in UIS represents an approximate 38% fully-diluted equity interest. Mr. Forbes serves on UIS's Board of Directors.

      VANGUARD VII, L.P.

      Vanguard VII, L.P. ("Vanguard"), Houston, Texas, is a venture capital fund which was formed to invest in seed and early stage communications, internet and life science technology companies. Vanguard maintains a web site at www.vanguardventures.com. The Fund has committed to invest up to $3,000,000 in Vanguard. At December 31, 2000, the investment in Vanguard was valued at its cost of $600,000. The Fund's investment consisted of a 1.3% limited partnership interest.

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

      The Fund is responsible for paying certain expenses relating to its operations, including: management fees to the Management Company; fees and expenses of the Independent Directors; finder's fees; direct costs of proposed investments in Portfolio Companies, whether or not completed, if such proposed investments have been approved for acquisition by the Board of Directors of the Fund; depositary fees of unaffiliated depositaries; fees of unaffiliated transfer agents, registrars and disbursing agents; the administrative fee to the Management Company; portfolio transaction expenses; interest; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; New York Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Fund. The Fund has the ability to pay bonuses to its officers, however to date the Fund has not paid any bonuses.

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

CUSTODIAN

      The Fund acts as the custodian of its securities to the extent permitted under the Investment Company Act and is subject to the restrictions imposed on self-custodians by the Investment Company Act and the rules and regulations thereunder. The Fund has entered into an agreement with Bank of America, N.A. with respect to the safekeeping of such securities. The principal business office of the custodian is 700 Louisiana Street, 6th Floor, Houston, Texas 77002.

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

      The following discussion outlines certain factors that in the future could affect the Fund's results for 2001 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

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

      NON-DIVERSIFIED STATUS; NUMBER OF INVESTMENTS. The Fund is classified as a "non-diversified" investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not intend to initially invest more than 15% of the value of its net assets in a single portfolio company. However, follow-on investments or a disproportionate increase in the value of one portfolio company may result in greater than 15% of the Fund's net assets being invested in a single portfolio company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund's net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, the stock price of, or in the market's assessment of any single Portfolio Company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. The Fund currently has investments in 27 Portfolio Companies, of which none exceed 15% of the value of its net assets and four of the remaining investments exceed 10%.

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

      LOSS OF CONDUIT TAX TREATMENT. The Fund may cease to qualify for conduit tax treatment if it is unable to comply with the diversification requirements contained in Subchapter M of the Internal Revenue Code. Subchapter M requires that at the end of each quarter (i) at least 50% of the value of the Fund's assets must consist of cash, government securities and other securities of any one issuer that do not represent more than 5% of the value of the Fund's total assets and 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of the Fund's assets may be invested in the securities of any one issuer (other than United States government securities), or of two or more issuers that are controlled by the Fund and are engaged in the same or similar or related trades or businesses. The Fund will borrow funds if necessary to make qualifying investments to satisfy the foregoing diversification requirements. If the Fund fails to satisfy such diversification requirements and ceases to qualify for conduit tax treatment, the Fund will be subject to income tax on its income and gains and stockholders will be subject to income tax on distributions. The Fund may also cease to qualify for conduit tax treatment, or be subject to a 4% excise tax, if it fails to distribute a sufficient portion of its net investment income and net realized capital gains.

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

      VALUATION OF INVESTMENTS. The Fund's net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities on a daily basis. The value of the Fund's investments in securities for which market quotations are not available is determined as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined quarterly. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. At December 31, 2000, approximately 96% of the Fund's fair value of portfolio securities were invested in securities for which market quotations were not readily available. See "Valuation".

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

REGULATION

      The Investment Advisers Act generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provides for compensation to the investment adviser on the basis of a share of capital gains or capital appreciation of the portfolio investments or any portion of the funds of the investment company or pursuant to a stock option plan. The Investment Advisers Act, however, does permit the payment of compensation based on capital gains or the issuance of incentive stock options to management in an investment advisory contract between an investment adviser and a business development company. The Fund has elected to be treated as a business development company under the Investment Company Act. Accordingly, it has provided for incentive compensation to the Management Company based on an incentive stock option plan established in 1997.

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

      The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. During 2000, the Fund completed the 300,000 share repurchase program begun in 1999 by repurchasing 191,127 shares for $1,976,152. The 300,000 shares were repurchased for a total of $3,187,450 at an average discount of 34.2% from net asset value. On May 11, 2000 the Fund announced another repurchase program pursuant to which the Fund repurchased 241,800 shares of common stock in open market transactions for $2,542,735. The 241,800 shares were repurchased at an average discount of 36.4% from net asset value.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      The Fund's shares of common stock began to trade on the New York Stock Exchange on May 13, 1998, under the symbol "EQS". Prior to May 13, 1998, the Fund's shares traded on the American Stock Exchange under the same symbol. The Fund had approximately 6,800 shareholders at December 31, 2000, 1,500 of which were registered holders. Registered holders do not include those shareholders whose stock has been issued in street name. The net asset value per share of the Fund's common stock at December 31, 2000, was $15.40.

      The following table reflects the high and low sales prices per share of the Fund's common stock on the New York Stock Exchange for the two years ended December 31, 2000, by quarter.

                  QUARTER
                   ENDED           HIGH           LOW
                  --------       --------       --------
                  03/31/99       $ 16.625       $ 14.063
                  06/30/99       $ 16.250       $ 14.188
                  09/30/99       $ 16.750       $ 14.875
                  12/13/99       $ 16.312       $ 10.125
                  03/31/00       $ 10.625       $  9.813
                  06/30/00       $ 10.688       $  9.938
                  09/30/00       $ 10.688       $ 10.313
                  12/31/00       $ 10.688       $  8.500

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

      Historically, net investment income and net realized gains from the sale of portfolio investments have been distributed at least annually. The Fund declared dividends of $3,843,842 ($0.60 per share), $23,814,714 ($4.25 per share) and $3,138,520 ($0.65 per share) during 2000, 1999 and 1998, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.60 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.60 per share in any year, additional dividends may be declared to distribute such excess. The 2000, 1999 and 1998 dividends were paid in additional shares of common stock or in cash by specific election of each shareholder in December 2000, 1999 and 1998, respectively. The 2000 dividend represented long-term capital gains carried over from 1999, ordinary income and was primarily a return of capital. The 1999 and 1998 dividends represented long-term capital gains. The Fund paid $1,482,244, $9,511,374 and $991,853 in cash and issued 268,173, 1,337,542 and 125,812, additional shares of stock at $8.80625, $10.69375 and $17.0625 per share in December 2000, 1999 and 1998 respectively, in connection with such dividends. In 2000 and 1999, the Fund recorded non-cash compensation expense for the dividends paid on stock held by the officers of $388,663 and $2,085,766, respectively, in accordance with generally accepted accounting principles ("GAAP"). See footnote 10 for discussion related to GAAP requirements.

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

ITEM 6.                 SELECTED FINANCIAL DATA.

      Following is a summary of selected financial data and per share data of the Fund and its predecessors for the five years ended December 31, 2000. Amounts are in thousands except per share data.

                                               2000            1999            1998            1997            1996
                                           ------------    ------------    ------------    ------------    ------------
Total investment income ................   $      5,117    $      5,157    $      3,774    $      4,013    $      2,590

Net investment income (loss) ...........   $        549    $     (2,177)   $     (2,179)   $       (922)   $     (8,267)

Realized gain (loss) on dispositions
   of portfolio securities, net ........   $     (6,161)   $     40,353    $     (3,564)   $      7,566    $      4,037

Increase (decrease) in
   unrealized appreciation of
   portfolio securities, net ...........   $        282    $    (45,412)   $    (21,581)   $     24,222    $     33,696

Total increase (decrease) in
   net assets from operations ..........   $     (5,329)   $     (7,237)   $    (27,324)   $     30,865    $     29,467

Dividends ..............................   $      3,844    $     23,815    $      3,139    $      2,380    $      3,180

Total assets at end of year ............   $    176,018    $    175,022    $    215,603    $    228,095    $    181,166

Net assets at end of year ..............   $     90,925    $    101,419    $    116,155    $    144,471    $    103,223

Net cash used by operating
   activities ..........................   $     (2,191)   $     (3,303)   $     (4,298)   $     (1,043)   $     (2,494)

Shares outstanding at end
   of year .............................          5,903           6,108           4,954           4,828           4,301

Average shares outstanding
   during year .........................          5,870           4,950           4,829           4,733           3,819
PER SHARE DATA:
                                               2000            1999            1998            1997            1996
                                           ------------    ------------    ------------    ------------    ------------

Net investment income (loss) ...........   $       0.09    $      (0.44)   $      (0.45)   $      (0.19)   $      (2.16)

Realized gain (loss) on dispositions
   of portfolio securities, net ........   $      (1.05)   $       8.15    $      (0.74)   $       1.60    $       1.06

Increase (decrease) in
   unrealized appreciation of
   portfolio securities, net ...........   $       0.05    $      (9.17)   $      (4.47)   $       5.11    $       8.82

Dividends ..............................   $       0.60    $       4.25    $       0.65    $       0.50    $       0.76

Net asset value (including
   unrealized appreciation),
   end of year .........................   $      15.40    $      16.61    $      23.45    $      29.92    $      24.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2000, the Fund had $94,117,912 of its assets invested in portfolio securities of 27 companies, and has committed to invest up to an additional $8,968,500 in six of such companies and up to $6,120,000 in two new companies. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At December 31, 2000, the Fund had $7,300,000 outstanding on a $32,500,000 revolving line of credit loan from a bank.

      Net cash used by operating activities was $2,191,287, $3,302,678 and $4,298,452 for the three years ended December 31, 2000, respectively.

      At December 31, 2000, the Fund had $77,041,332 of its total assets of $176,017,567 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $77,000,000 from a $100,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on January 2, 2001.

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

      The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. During 2000, the Fund completed the 300,000 share repurchase program begun in 1999 by repurchasing 191,127 shares for $1,976,152. The 300,000 shares were repurchased for $3,187,450 at an average discount of 34.2% from net asset value. On May 11, 2000, the Fund announced another repurchase program, pursuant to which the Fund repurchased 241,800 shares of common stock in open market transactions for $2,542,735. The 241,800 shares were repurchased at an average discount of 36.4% from net asset value.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

      Net investment income (loss) after all expenses amounted to $549,448, $(2,177,164) and $(2,178,659) for the three years ended December 31, 2000. Income from portfolio securities was $4,629,928 in 2000, $5,060,617 in 1999 and $3,726,430 in 1998. Amounts invested in interest- and dividend-bearing portfolio securities were higher during 2000 and 1999 as compared to 1998. Interest from temporary cash investments was $141,427 in 2000, $57,908 in 1999 and $48,004 in 1998. The increase in 2000 as compared to 1999 and 1998 was a result of higher investable balances throughout the year. Generally accepted accounting principles require that the options issued to officers be accounted for using the variable plan accounting due to the limited recourse provision of such notes. Therefore, interest recorded on the non-recourse portion of the notes is required to be recorded as an increase in additional paid-in capital. Interest income on notes receivable from officers was $101,318 in 2000 and $38,405 in 1999. The increase in 2000 as compared to 1999 is due to interest being accrued for a full year in 2000 as compared to only one quarter in 1999. The percentage used to calculate the compensation expense for the non-recourse portion of the interest has increased to 82% in 2000 as compared to 75% in 1999 as a result of payments made on the notes. The notes receivable from the officers of the Fund were received on September 30, 1999 as payment for common stock issued upon exercise of stock options pursuant to the Stock Incentive Plan discussed below.

      The net investment income in 2000 as compared to the net investment loss in 1999 and 1998 was primarily attributable to a decrease in interest expense and compensation expense in 2000. Interest expense was $1,508,788 in 2000 as compared to $2,163,593 in 1999 and $1,970,973 in 1998 due to changes in the average daily balances outstanding on the lines of credit to $18,950,064 in 2000, from $26,855,068 in 1999 and $23,469,957 in 1998. In addition, due to the limited recourse provision of the notes receivable from the officers issued in 2000 and 1999, generally accepted accounting principles require that any dividends paid on the non-recourse portion of the notes be treated as non-cash compensation expense in the statement of operations. Accordingly, the Fund recorded non-cash compensation expense of $388,663 and $2,085,766 related to its dividend in 2000 and 1999, respectively. The decrease in 2000 as compared to 1999 was a result of a $0.60 dividend per share in 2000 as compared to a $4.25 dividend per share in 1999. The amount of the compensation expense was also recorded as an increase in additional paid in capital, and therefore had no effect on the Fund's net asset value.

      Mailing, printing and other expenses were $172,339 during 2000, as compared to $214,947 during 1999 and $383,644 during 1998. The reduction in 2000 and 1999 expenses as compared to 1998 is due to the lower cost for the preparation and distribution of the annual report and proxy statement for the annual shareholders' meeting held in May 2000 and to be held in May 2001.

      Professional fees decreased to $167,785 during 2000 as compared to $279,141 during 1999 and $490,954 during 1998. The decrease in 2000 compared to 1999 is due primarily to a reduction in fees paid to an investor relations consulting firm and a refund of legal fees in the amount of $34,998 received related to Paracelsus Healthcare Corporation shareholder litigation. The decrease in 1999 compared to 1998 is due primarily to the higher costs associated with the New York Stock Exchange listing in 1998.

      The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1,911,275, $2,179,413 and $2,706,325 during 2000, 1999 and 1998, respectively. The lower amounts during the year ended December 31, 2000 and 1999 were due to the decrease in net assets during the years.

      Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan") which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan also provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock. On May 10, 2000, options to acquire a total of 12,000 shares at $9.94 per share were issued to the directors. During 1999, two directors each exercised 1,000 of their options to acquire a total of 2,000 shares for $15.5625 per share.

      Under the Stock Incentive Plan, options to purchase 306,773 and 294,773 shares of the Fund's common stock with a weighted average exercise price of $18.71 and $19.07 per share were outstanding at December 31, 2000 and 1999, respectively. Of these options, 261,970 and 91,150 shares, with a weighted average exercise price per share of $18.96 and $22.33, were exercisable at December 31, 2000 and 1999, respectively. Outstanding options at December 31, 2000 have exercise prices ranging from $9.94 to $27.44 and expire in May 2007 through May 2010. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 2000 and 1999, a dividend of $0.60 and $4.25 per share was paid, respectively. As a result of these dividends in 2000 and 1999, 42,723 and 135,608 additional shares, respectively, were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes in 1999. As a result of the additional shares issued and payments made, the notes are secured by 832,689 and 789,966 shares of common stock and the outstanding balance on the notes was $10,132,925 at December 31, 2000 and 1999, respectively.

      The notes receivable, as well as 771,927 and 731,662 of such shares of common stock, are not included in the Fund's reported net asset value per share at 2000 and 1999, respectively. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. The pledged shares included in the calculation of net asset value is determined based on the percentage of the officers' notes paid multiplied by the shares pledged. Pledged shares included in the calculation of net asset value included 60,762 and 58,304 shares at December 31, 2000 and 1999, respectively. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the common stock pledged on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the years ended December 31, 2000 and 1999, dividends of $388,663 and $2,085,766 were recorded as non-cash compensation expense and interest of $447,887 and $115,217 was credited to additional paid-in capital. Additionally, the limited recourse notes receivable from the officers are required to be recorded as a reduction of net assets. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $15.14 and $16.31 per share at December 31, 2000 and 1999, respectively.

      As of December 31, 2000 and 1999, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

REALIZED GAINS AND LOSSES ON DISPOSITIONS OF PORTFOLIO SECURITIES

      During the year ended December 31, 2000, the Fund realized net capital losses of $6,160,547 from the sale or write-off of securities of Portfolio Companies as follows:

o sold 900,000 shares of Allied Waste Industries, Inc. for $11,656,249, realizing a capital gain of $8,534,684;

o sold 1,703,200 shares of Drypers Corporation for $83,294, realizing a capital loss of $7,270,556;

o sold 173,868 shares of Paracelsus Healthcare Corporation for $4,460, realizing a capital loss of $974,839;

o sold 255,103 shares of LG&E Energy Corporation for $6,193,867, realizing a capital gain of $1,911,944;

o a receivable from Restaurant Development Group was written-off, realizing a capital loss of $8,315;

o the preferred stock of Hot & Cool Holdings, Inc. was sold for $1, realizing a capital loss of $1,086,631;

o the remaining shares of Drypers Corporation were written-off, realizing a capital loss of $1,974,706, and

o the preferred & common stock of The Drilltec Corporation was written-off, realizing a capital loss of $7,645,000.

      In addition, additional compensation related to the previous sale of three Portfolio Companies was received. The Fund realized a capital gain of $680,636 as a result of additional compensation from the escrow account related to the 1998 sale of WMW Industries. The Fund realized a capital gain of $683,697 as a result of additional compensation from the escrow account related to the 1999 sale of HTD Corporation. Also, during the year, the Fund received proceeds from Video Rental of Pennsylvania, Inc. in the amount of $3,722,349 for repayment of the outstanding notes payable and $250,000 for redemption of the common and preferred stock and did not realize a capital gain. The Fund also received proceeds from the liquidation of Equus Video Corporation and realized a capital loss of $5,919. The Fund also received $3,500,000 from Champion Window, Inc. in payment of a 12% subordinated promissory note, which did not result in a capital gain or loss. Also, as a result of the earnout related to the sale of CRC Holdings Corp. in 1999, the Fund received cash of $994,458 and 17,739 shares of LGE and realized the $994,458 as a capital gain.

      During the year ended December 31, 1999, the Fund realized a net capital gain of $40,352,644 from the sale of securities of Portfolio Companies as follows:

o sold 54,334 shares of United Rentals, Inc. for $1,738,036, realizing a capital gain of $1,737,639;

o sold 135,472 common shares of United States Filter Corporation for $3,884,978, realizing a capital gain of $2,324,700;

o sold 100,000 shares of Allied Waste Industries, Inc. common stock for $1,832,122, realizing a capital gain of $1,357,966;

o sold 1,125,000 shares of American Residential Services, Inc. for $6,468,750, realizing a capital gain of $3,468,478;

o sold 149,337 shares of Travis International, Inc. for $6,668,987, realizing a capital gain of $6,114,095;

o sold its investments in HTD Corporation for $12,877,114, realizing a capital gain of $3,341,547;

o sold its investment in CRC Holdings, Corp., realizing a capital gain of $12,128,572;

o sold its investment in Carruth-Doggett Industries, Inc. for $7,309,250, realizing a capital gain of $5,059,250;

o sold its investment in CDI Rental Services Inc. for $2,103,250, realizing a capital gain of

      $103,250; and

o sold 474,942 shares of Garden Ridge Corporation for $5,461,833, resulting in a capital gain of $4,776,803.

      During 1999, the Fund sold CRC Holdings to LG&E Corp. ("LGE") and received $12,128,572 in cash and 121,504 shares of LGE common stock. An additional 115,860 shares of LGE stock were held in escrow to secure contractual representations and warranties. In addition, LGE was obligated to pay up to an additional $11.7 million to the Fund if the CRC business sold to LGE achieves certain annual levels of financial performance through March 31, 2002.

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

      During the year ended December 31, 1998, the Fund realized a net capital loss of $3,563,556 from the sale or write-off of securities of eleven Portfolio Companies as follows:

o sold 143,112 shares of Coach USA, Inc. common stock for $6,620,305, realizing a capital gain of $4,756,948;

o sold 32,128 shares of United States Filter Corporation common stock for $1,059,964, realizing a capital gain of $679,111;

o sold 225,000 shares of Allied Waste Industries, Inc. for $4,710,866, realizing a capital gain of $3,644,015;

o its investment in Atlas Acquisition, Inc. was written off, realizing a capital loss of $2,000,000;

o its investment in Brazos Sportswear, Inc. was written off, realizing a capital loss of $8,235,367; and

o its investment in Restaurant Development Group was liquidated, realizing a capital loss of $2,089,432.

      In addition, the Fund realized a capital gain due to the receipt of $6,825 in additional compensation from the escrow account related to the 1997 sale of Cardiovascular Ventures, Inc. The Fund realized a capital loss of $735,525 on the conversion of its prime + 1% note due from Triad Medical Inc. into a non-interest bearing loan due in 2005. The value of the note was discounted by $735,525, representing original issue discount that will be accreted to income over the life of the loan. The Fund also realized a loss of $212,980 from the reduction in the value of the royalty receivable due from United Rentals, Inc. related to the 1997 sale of J&J Rental Services, Inc. The Fund realized a capital gain due to the receipt of additional proceeds of $575,708 related to the 1997 sale of the Fund's investment in Industrial Equipment Rentals, Inc. The Fund also realized a capital gain due to the receipt of $47,141 as payment on preferred stock of Springtime, Inc., which had been previously written off as having no value.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

      Net unrealized depreciation decreased by $281,625 during the year ended December 31, 2000, from $1,100,588 to $818,963. Such net decrease resulted from an increase in estimated fair value of securities of eight of the Fund's Portfolio Companies of $11,678,434, a decrease in estimated fair value of securities of nine of the Fund's Portfolio Securities of $15,789,610 and the transfer of $4,392,801 in net unrealized depreciation to net realized losses from the sale of disposition of investments in eight Portfolio Companies.

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

DIVIDENDS

      The Fund declared dividends of $3,843,842 ($0.60 per share), $23,814,714 ($4.25 per share) and $3,138,520 ($0.65 per share) during 2000, 1999 and 1998, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.60 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.60 per share in any year, additional dividends may be declared to distribute such excess. The 2000, 1999 and 1998 dividends were paid in additional shares of common stock or in cash by specific election of each shareholder in December 2000, 1999 and 1998, respectively. The 2000 dividend represented long-term capital gains carried over from 1999, ordinary income and was primarily a return of capital. The 1999 and 1998 dividend represented long-term capital gains. The Fund paid $1,482,244, $9,511,374 and $991,853 in cash and issued 268,173, 1,337,542 and 125,812 additional shares of stock at $8.80625, $10.69375 and $17.0625 per share, in December 2000, 1999 and 1998, respectively, in connection with such dividends. In 2000 and 1999, the Fund recorded non-cash compensation expense for the dividends paid on stock held by officers of $388,663 and $2,085,766, respectively, in accordance with GAAP.

PORTFOLIO INVESTMENTS

      During the year ended December 31, 2000, the Fund invested $7,435,001 in four new companies and made follow-on investments of $4,968,405 in ten portfolio companies. These follow-on investments include $1,209,344 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

      During 2000, the Fund advanced $476,000 to The Drilltec Corporation pursuant to a prime plus 9.75% promissory note, $571,496 to Equicom, Inc. pursuant to a 10% promissory note, $500,000 to Hot & Cool Holdings, Inc. pursuant to a 12% promissory note and $585,000 to United Industrial Services, Inc. pursuant to a 15% promissory note.

      During the year ended December 31, 2000, the Fund received an additional 4,593 and 1,363 shares of preferred stock of Container Acquisition, Inc. and Sovereign Business Forms, Inc ("Sovereign") in payment of $459,300 and $136,300 in dividends, respectively. In addition, Sovereign elected to convert $493,744 of accrued interest into the balance of the 15% promissory note due to the Fund.

      On February 28, 2000, the Fund invested an additional $726,565 in Summit/DPC Partners to allow the partnership to purchase additional shares of Doane Pet Care Enterprises, Inc. common stock

      On March 15, 2000, the Fund committed to invest up to $3,000,000 in Sternhill Partners I, L.P., a venture capital fund formed to invest in private, early-stage, emerging-growth companies involved in information technology and, on limited occasions, life science technologies. The Fund's investment consists of a 3% limited partnership interest. Through December 31, 2000, $900,000 of such commitment had been funded.

      During the year ended December 31, 2000, the original issue discount accretion on the discounted $4,000,000, 12% subordinated promissory note due from Turfgrass America, Inc. ("Turfgrass") amounted to $120,000, bringing the balance of the note to $3,595,000 at December 31, 2000. The original issue discount is being accreted over the life of the note.

      In March of 2000, the Fund committed to invest up to $3,000,000 in Vanguard VII, L.P., a venture capital fund formed to invest in seed and early stage communications, internet and life sciences technology companies. The Fund's investment consists of a 1.3% limited partnership interest. Through December 31, 2000, $600,000 of such commitment had been funded.

      During May 2000, the Fund invested $1,335,001 in the Bradshaw Group, a company that provides innovative printing solutions primarily for customers in need of high speed mass printings. The Fund's investment consists of 1,335,000 shares of preferred stock and a warrant to acquire 2,229,450 shares of common stock at $0.01 per share through May 2008.

      During June 2000, the Fund invested $5,500,000 in FS Strategies, Inc., a company formed to acquire the stock of Talent Tree Acquisition Corporation (formerly Initial Staffing Services) and EESIS, Inc. ("EESIS"). Talent Tree provides temporary staffing and permanent placement services. EESIS is a web based human resources solutions provider. The Fund's investment consists of 110,000 shares of common stock.

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

      Of the companies in which the Fund has investments at December 31, 2000, only NCS, PLHC, RTEL and The ServiceMaster Company ("SVM") are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment. See "Valuation".

SUBSEQUENT EVENTS

      Subsequent to December 31, 2000, the Fund repaid a net $75,600,000 of notes payable to the bank.

      On February 6, 2001, the Board of Directors of the Fund authorized the repurchase of up to 5% of the outstanding common stock of the Fund, from time to time in open market transactions.

      On February 7, 2001, the Fund invested an additional $300,000 in Sternhill Partners I, L.P.

      On February 9, 2001, the Fund invested $1,116,550 in American Trenchless Technology, LLC ("American Trenchless") in exchange for 100,000 units of Series A preferred stock and 1,934,532 units of common stock. American Trenchless provides underground boring and tunneling services to its customers.

      On February 9, 2001, the Fund invested $3,686 in Reliant Window Holding, LLC ("Reliant") and received 36.86% membership interest in Reliant. In addition, the Fund committed to invest up to $5,000,000 in Reliant under certain circumstances. Reliant was formed to invest in Reliant Building Products, Inc., which manufactures, distributes and installs aluminum and vinyl residential windows.

      On February 28, 2001, the Fund sold its investment in Stephen L. LaFrance Holdings, Inc. for $10,000,000, realizing a capital gain of $7,501,548.

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

      Borrowings under the Fund's $32.5 million line of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under the line of credit for the year ended December 31, 2000 of approximately $17,150,000, a change of one percent in the interest rate would have caused a change in interest expense of approximately $171,500. This change would have resulted in a change of $0.03 in the net asset value per share. The Fund did not enter into its credit facility for trading purposes and the line of credit carries interest at a pre-agreed upon percentage point spread from either the prime rate or the 30-day LIBOR rate.

      A portion of the Fund's investment portfolio consists of debt and equity investments in private companies. The Fund would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Fund's investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report of Independent Public Accountants

To Equus II Incorporated:

      We have audited the accompanying balance sheets of Equus II Incorporated (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 2000 and 1999, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2000, and the selected per share data and ratios for each of the five years in the period ended December 31, 2000. These financial statements and selected per share data and ratios are the responsibility of the management of Equus II Incorporated. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2000, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the financial statements include investments in portfolio securities valued at $90,328,540 (99% of net assets) and $111,571,919 (110% of net assets) as of December 31, 2000 and 1999, respectively, whose values have been estimated by Equus Capital Management Corporation (the "Management Company") and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. We have reviewed the procedures used by the Management Company in arriving at their estimates of value of such securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, the Management Company's estimates of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

      In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus II Incorporated as of December 31, 2000 and 1999, the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2000, and the selected per share data and ratios for each of the five years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
Houston, Texas
February 28, 2001

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                              2000              1999
                                                         --------------    --------------
ASSETS

Investments in portfolio securities at fair value
     (cost $94,936,875 and $116,473,793, .............   $   94,117,912    $  115,373,205
     respectively)
Temporary cash investments, at cost which
     approximates fair value .........................       77,041,332        50,334,180
Cash .................................................            2,200         5,485,502
Accounts receivable ..................................              867         1,050,606
Accrued interest receivable ..........................        4,855,256         2,778,922
                                                         --------------    --------------
          Total assets ...............................   $  176,017,567    $  175,022,415
                                                         ==============    ==============
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable ................................   $      338,178    $      696,501
     Due to management company .......................          454,624           507,094
     Notes payable to bank ...........................       84,300,000        72,400,000
                                                         --------------    --------------
          Total liabilities ..........................       85,092,802        73,603,595
                                                         --------------    --------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000
         shares authorized, no shares outstanding ....             --                --
     Common stock, $.001 par value, 25,000,000
        shares authorized, 6,674,577 and 6,839,331
        shares outstanding ...........................            6,675             6,839
     Additional paid-in capital ......................       98,046,809       102,676,963
     Notes receivable from officers related to
        771,927 and 731,662 shares of common stock ...      (10,132,925)      (10,132,925)
     Undistributed net investment income .............           36,936              --
     Undistributed net capital gains .................        3,786,233         9,968,531
     Unrealized depreciation of
       portfolio securities, net .....................         (818,963)       (1,100,588)
                                                         --------------    --------------
          Total net assets ...........................   $   90,924,765    $  101,418,820
                                                         ==============    ==============
          Net assets per share .......................   $        15.40    $        16.61
                                                         ==============    ==============

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             2000            1999            1998
                                                         ------------    ------------    ------------
Investment income:
     Income from portfolio securities ................   $  4,629,928    $  5,060,617    $  3,726,430
     Interest from temporary cash investments ........        141,427          57,908          48,004
     Interest on notes receivable from officers ......        101,318          38,405            --
     Other income ....................................        244,231            --              --
                                                         ------------    ------------    ------------
         Total investment income .....................      5,116,904       5,156,930       3,774,434
                                                         ------------    ------------    ------------
Expenses:
     Management fee ..................................      1,911,275       2,179,413       2,706,325
     Interest expense ................................      1,508,788       2,163,593       1,970,973
     Non-cash compensation expense ...................        388,663       2,085,766            --
     Professional fees ...............................        167,784         279,141         490,954
     Director fees and expenses ......................        239,302         269,784         244,899
     Mailing, printing and other expenses ............        172,339         214,947         383,664
     Franchise taxes .................................        129,305          91,450         106,278
     Administrative fees .............................         50,000          50,000          50,000
                                                         ------------    ------------    ------------
          Total expenses .............................      4,567,456       7,334,094       5,953,093
                                                         ------------    ------------    ------------
Net investment income (loss) .........................        549,448      (2,177,164)     (2,178,659)
                                                         ------------    ------------    ------------
Realized gain (loss) on dispositions of
     portfolio securities, net .......................     (6,160,547)     40,352,644      (3,563,556)
                                                         ------------    ------------    ------------
Unrealized appreciation (depreciation) of
     portfolio securities, net:
     End of year .....................................       (818,963)     (1,100,588)     44,311,697
     Beginning of year ...............................     (1,100,588)     44,311,697      65,893,353
                                                         ------------    ------------    ------------
     Increase (decrease) in unrealized
        appreciation of portfolio securities, net ....        281,625     (45,412,285)    (21,581,656)
                                                         ------------    ------------    ------------
     Total decrease in net
        assets from operations .......................   $ (5,329,474)   $ (7,236,805)   $(27,323,871)
                                                         ============    ============    ============

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000              1999              1998
                                                         --------------    --------------    --------------
Operations:

     Net investment income (loss) ....................   $      549,448    $   (2,177,164)   $   (2,178,659)
     Realized gain (loss) on dispositions of
        portfolio securities, net ....................       (6,160,547)       40,352,644        (3,563,556)
     Increase (decrease) in unrealized
        appreciation of portfolio securities, net ....          281,625       (45,412,285)      (21,581,656)
                                                         --------------    --------------    --------------
Decrease in net assets from operations ...............       (5,329,474)       (7,236,805)      (27,323,871)
                                                         --------------    --------------    --------------
Capital transactions:

     Non-cash compensation expense related
        to officers' stock options ...................          388,663         2,085,766              --
     Interest on non-recourse portion of
         officer notes ...............................          447,887           115,217              --
     Stock repurchase ................................       (4,518,887)       (1,211,298)             --
     Option loans to officers, net of payments .......             --         (10,132,925)             --
     Exercise of incentive stock options .............             --          11,155,211              --
     Dividends .......................................       (3,843,842)      (23,814,714)       (3,138,520)
     Shares issued in common stock dividend ..........        2,361,598        14,303,340         2,146,667
                                                         --------------    --------------    --------------
     Decrease in net assets from capital
         share transactions ..........................       (5,164,581)       (7,499,403)         (991,853)
                                                         --------------    --------------    --------------
Decrease in net assets ...............................      (10,494,055)      (14,736,208)      (28,315,724)

Net assets, at beginning of year .....................      101,418,820       116,155,028       144,470,752
                                                         --------------    --------------    --------------
Net assets, at end of year ...........................   $   90,924,765    $  101,418,820    $  116,155,028
                                                         ==============    ==============    ==============

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                   2000              1999              1998
                                                              --------------    --------------    --------------
Cash flows from operating activities:
     Interest and dividends received ......................   $    2,279,113    $    1,780,944    $    1,614,656
     Cash paid to management company,
        directors, bank and suppliers .....................       (4,470,400)       (5,083,622)       (5,913,108)
                                                              --------------    --------------    --------------
        Net cash used by operating activities .............       (2,191,287)       (3,302,678)       (4,298,452)
                                                              --------------    --------------    --------------
Cash flows from investing activities:
     Purchase of portfolio securities .....................      (11,194,062)      (24,908,893)      (44,553,395)
     Proceeds from dispositions of portfolio securities ...       20,565,743        55,962,420        18,382,928
     Principal payments from portfolio securities .........        7,222,349         4,272,725         1,012,576
     Proceeds from exercise of options ....................             --              31,125              --
     Repayments from (advances to) portfolio
      companies, net ......................................           50,263           211,640          (250,000)
                                                              --------------    --------------    --------------
        Net cash  provided (used) by
        investing activities ..............................       16,644,293        35,569,017       (25,407,891)
                                                              --------------    --------------    --------------
Cash flows from financing activities:
     Advances from bank ...................................      310,850,000       225,000,000       341,700,000
     Repayments to bank ...................................     (298,950,000)     (251,100,000)     (325,100,000)
     Repurchase of common stock ...........................       (4,634,820)       (1,095,365)             --
     Dividends paid .......................................       (1,485,497)       (9,505,282)       (1,820,409)
     Payments received on officer notes ...................          991,161              --                --
                                                              --------------    --------------    --------------
        Net cash provided (used) by
          financing activities ............................        6,770,844       (36,700,647)       14,779,591
                                                              --------------    --------------    --------------
Net increase (decrease) in cash and
       cash equivalents ...................................       21,223,850        (4,434,308)      (14,926,752)

Cash and cash equivalents at
     beginning of year ....................................       55,819,682        60,253,990        75,180,742
                                                              --------------    --------------    --------------
Cash and cash equivalents at end of year ..................   $   77,043,532    $   55,819,682    $   60,253,990
                                                              ==============    ==============    ==============

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                  (Continued)

                                                                   2000              1999              1998
                                                              --------------    --------------    --------------
Reconciliation of decrease
      in net assets from operations to
      net cash used by operating activities:

Decrease in net assets from operations ....................   $   (5,329,474)   $   (7,236,805)   $  (27,323,871)

Adjustments to reconcile increase
     (decrease) from operations to net cash
      used by operating activities:

     Realized (gain) loss on dispositions of
        portfolio securities, net .........................        6,160,547       (40,352,644)        3,563,556
     Decrease (increase) in unrealized
        appreciation, net .................................         (281,625)       45,412,285        21,581,656
     Increase in accrued interest receivable ..............       (1,628,447)       (1,987,854)         (162,228)
     Accrued interest or dividends
        exchanged for portfolio securities ................       (1,209,344)       (1,388,132)       (1,997,550)
     Non-cash compensation expense ........................          388,663         2,085,766              --
     Commitment fees paid .................................             --                --             (37,500)
     Amortization of commitment fee .......................             --              31,250            25,000
     Increase (decrease) in accounts payable ..............         (239,137)          207,137           194,064
     Decrease in due to management company ................          (52,470)          (73,681)         (141,579)
                                                              --------------    --------------    --------------
Net cash used by operating activities .....................   $   (2,191,287)   $   (3,302,678)   $   (4,298,452)
                                                              ==============    ==============    ==============

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                       SELECTED PER SHARE DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 2000

                                                    2000           1999           1998           1997           1996
                                                 ----------     ----------     ----------     ----------     ----------
SELECTED PER SHARE DATA:

Investment income ............................   $     0.87     $     1.04     $     0.78     $     0.85     $     0.68

Expenses .....................................         0.78           1.48           1.23           1.04           2.84
                                                 ----------     ----------     ----------     ----------     ----------
Net investment income (loss) .................         0.09          (0.44)         (0.45)         (0.19)         (2.16)

Realized gain (loss) on dispositions of
   portfolio securities, net .................        (1.05)          8.15          (0.74)          1.60           1.06

Increase (decrease) in unrealized
   appreciation of portfolio
   securities, net ...........................         0.05          (9.17)         (4.47)          5.11           8.82
                                                 ----------     ----------     ----------     ----------     ----------
Increase (decrease) in net
   assets from operations ....................        (0.91)         (1.46)         (5.66)          6.52           7.72
                                                 ----------     ----------     ----------     ----------     ----------
Capital transactions:
Dividends ....................................        (0.60)         (4.25)         (0.65)         (0.50)         (0.76)
Effect of common stock repurchases ...........         0.51           0.10           --             --             --
Dilutive effect of shares issued in common
   stock dividend and exercise of options ....        (0.21)         (1.23)         (0.16)         (0.10)         (0.20)
Effect of Rights Offering ....................         --             --             --             --            (2.47)
                                                 ----------     ----------     ----------     ----------     ----------

Net decrease in assets from
   capital transactions ......................        (0.30)         (5.38)         (0.81)         (0.60)         (3.43)
                                                 ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in net assets ........        (1.21)         (6.84)         (6.47)          5.92           4.29

Net assets at beginning of year ..............        16.61          23.45          29.92          24.00          19.71
                                                 ----------     ----------     ----------     ----------     ----------
Net assets at end of year ....................   $    15.40     $    16.61     $    23.45     $    29.92     $    24.00
                                                 ==========     ==========     ==========     ==========     ==========
Weighted average number of shares
   outstanding during year, in thousands .....        5,870          4,950          4,829          4,733          3,819

SELECTED RATIOS:

Ratio of expenses before interest and
   non-cash compensation expense to
   average net assets ........................         2.78%          2.84%          3.06%          3.64%         12.45%

Ratio of total expenses to average
   net assets ................................         4.75%          6.74%          4.57%          3.98%         13.15%

Ratio of net investment income (loss)
    to average net assets ....................         0.57%         (2.00)%        (1.67)%        (0.74)%       (10.02)%

Ratio of increase (decrease) in net
   assets from operations to average
   net assets ................................        (5.54)%        (6.65)%       (20.97)%        24.92%         35.70%

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2000

                                                                DATE OF
          PORTFOLIO COMPANY                               INITIAL INVESTMENT         COST       FAIR VALUE
          -----------------                               -------------------        -----      ----------
A. C. Liquidating Corporation                               February 1985
  -10% secured promissory notes                                                    $ 188,014    $      --

The Bradshaw Group                                             May 2000
  -1,335,000 shares of preferred stock                                             1,335,000       1,335,000
  -Warrant to buy 2,229,450 shares of common
    stock for $0.01 through May 2008                                                       1               1

Champion Window, Inc.                                         March 1999
  -1,400,000 shares of common stock                                                1,400,000       5,250,000
  -20,000 shares of preferred stock                                                2,000,000       2,292,500

Container Acquisition, Inc.                                 February 1997
  -1,370,000 shares of common stock                                                1,370,000       2,870,000
  -64,283 shares of preferred stock                                                6,428,300       6,428,300
  -Conditional warrant to buy up to
   370,588 shares of common stock
   at $0.01 per share through June 2003                                                1,000           1,000

CRC Holdings, Corp.                                           June 1997
  -Earnout receivable                                                              1,192,114           --

The Drilltec Corporation                                     August 1998
  -Prime +9.75% promissory note                                                    1,000,000       1,000,000
  -Warrant to buy 10% of the common
    equity for $100 through September 2002                                             --              --

Equicom, Inc.                                                 July 1997
  -452,000 shares of common stock                                                    141,250           --
  -657,611 shares of preferred stock                                               6,576,110       2,000,000
  -10% promissory note                                                             2,562,250       2,562,250

Equipment Support Services, Inc.                            December 1999
  -35,000 shares of common stock                                                     101,500           --
  -35,000 shares of preferred stock                                                1,929,000       1,362,000
  -8% promissory note                                                              1,138,000       1,138,000

FS Strategies, Inc.                                           June 2000
  -110,000 shares of common stock                                                  5,500,000       5,500,000

GCS RE, Inc.                                                February 1989
  -1,000 shares of common stock                                                      132,910         600,000

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2000
                                   (Continued)

                                                               DATE OF
          PORTFOLIO COMPANY                              INITIAL INVESTMENT           COST          FAIR VALUE
          -----------------                              -------------------         ------         ----------
Hot & Cool Holdings, Inc.                                     March 1996
  -9% increasing rate subordinated promissory note                                 $1,075,000       $     --
  -10% subordinated notes                                                           2,200,000             --
  -12% promissory note                                                              2,500,000             --
  -Warrant to buy up to 14,942 shares of common
    stock at $0.01 per share through March 2006                                          --               --
  -Warrant to buy 10,000 shares of common
    stock at $0.01 through February 2003                                                 --               --

NCI Building Systems, Inc. (NYSE - NCS)                       April 1989
  -200,000 shares of common stock                                                     159,784        3,762,500

Paracelsus Healthcare Corporation                           December 1990
     (OTCBB - PLHC)
  -1,844,345 shares of common stock                                                 4,299,449           22,459

Petrocon Engineering, Inc.                                  September 1998
  -12% promissory note                                                              4,663,356        4,663,356
  -887,338 shares of common stock                                                         635              635
  -8% Series B junior subordinated
   promissory note                                                                  2,659,332        2,659,332
  -Warrant to buy up to 1,552,571 shares of common
   stock at $0.01 per share through March 2009                                           --               --

Raytel Medical Corporation                                   August 1997
   (NASDAQ - RTEL)
  -33,073 shares of common stock                                                      330,730           26,872

The ServiceMaster Company (NYSE-SVM)                           May 1999
  -Warrant to buy up to 29,411 shares of common
   stock at $51 per share through September 2001                                         --               --

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2000
                                   (Continued)

                                                                   DATE OF
          PORTFOLIO COMPANY                                   INITIAL INVESTMENT             COST         FAIR VALUE
          -----------------                                   ------------------            ------        ----------
Sovereign Business Forms, Inc.                                     August 1996
  -16,011 shares of preferred stock                                                       $1,601,100      $1,601,100
  -15% promissory notes                                                                    2,793,744       2,793,744
  -Warrant to buy 551,894 shares of common
   stock at $1 per share through August 2006                                                    --         1,062,890
  -Warrant to buy 25,070 shares of common
   stock at $1.25 per share through October 2007                                                --            42,015
  -Warrant to buy 273,450 shares of common
   stock at $1 per share through October 2009                                                   --           526,637

Spectrum Management, LLC                                          December 1999
  -285,000 Units of Class A equity interests                                               2,850,000       2,850,000

Stephen L. LaFrance Holdings, Inc.                               September 1997
  -2,498,452 shares of preferred stock                                                     2,498,452       2,498,452
  -Warrant to buy 269 shares of common stock
   for $0.01 per share through September 2007                                                   --         7,000,000

Sternhill Partners I, L.P.                                         March 2000
  -3% limited partnership interest                                                           900,000       1,000,000

Strategic Holdings, Inc.                                         September 1995
  -3,089,751 shares of common stock                                                        3,088,389            --
  -3,822,157 shares of Series B preferred stock                                            3,820,624       3,250,000
  -15% promissory note                                                                     6,750,000       6,750,000
  -Warrants to buy 225,000 shares of common
   stock at $0.4643 per share through August 2005                                               --              --
  -Warrant to buy 100,000 shares of common
   stock at $1.50 per share through August 2005                                                 --              --
  -Warrant to buy 2,219,237 shares of common
   stock at $0.01 per share through November 2005                                               --              --
  -1,000 shares of SMIP, Inc. common stock                                                   150,000            --
  -15% promissory note of SMIP, Inc.                                                         175,000         175,000

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2000
                                   (Continued)

                                                             DATE OF
          PORTFOLIO COMPANY                            INITIAL INVESTMENT              COST         FAIR VALUE
          -----------------                            ------------------             ------        ----------
Summit/DPC Partners, L.P.                                  October 1995
  -36.11% limited partnership interest                                            $  3,326,565     $ 10,000,000

Travis International, Inc.                                 December 1986
  -98,761 shares of common stock                                                         5,398        1,500,000

Tulsa Industries, Inc.                                     December 1997
  -209,089 shares of common stock                                                    5,500,000             --
  -1,058 shares of Series B preferred stock                                          1,058,000        1,058,000
  -Junior participation in promissory note                                             655,769          655,769

Turfgrass America, Inc.                                      May 1999
  -3,167,756 shares of common stock                                                    600,000          600,000
  -12% subordinated promissory note
   with a face amount of $4,000,000                                                  3,595,000        3,595,000

United Industrial Services, Inc.                             July 1998
  -35,000 shares of preferred stock                                                  3,500,000        2,500,000
  -15% promissory note                                                                 585,000          585,000
  -Warrants to buy 63,637 shares of common
   stock at $0.01 through June 2008                                                        100              100
  -Warrants to buy 18,887 shares of common
    stock at $0.01 through March 2011                                                     --               --

Vanguard VII, L.P.                                           June 2000
  -1.3% limited partnership interest                                                   600,000          600,000
                                                                                  ------------     ------------

     Total                                                                        $ 94,936,875     $ 94,117,912
                                                                                  ============     ============

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2000
                                   (Continued)


       Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

      In connection with the investments in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Hot & Cool Holdings, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., Turfgrass America, Inc. and United Industrial Services, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

      As defined in the Investment Company Act of 1940, during the year ended December 31, 2000, the Fund was considered to have a controlling interest in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., Sovereign Business Forms, Inc., Spectrum Management LLC, Strategic Holdings, Inc., Tulsa Industries, Inc. and United Industrial Services, Inc. The fair value of the Fund's investment in Paracelus Healthcare Corporation includes a discount of $1,518 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at December 31, 2000.

      Income was earned in the amount of $3,104,423, $2,251,120 and $2,542,677 for the years December 31, 2000, 1999 and 1998 respectively, on portfolio securities of companies in which the Fund has a controlling interest.

      As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Equipment Support Services, Inc., Raytel Medical Corporation, Sternhill Partners I, L.P., Summit/DPC Partners, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 85% of the total value of the investments in portfolio companies at December 31, 2000.

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1999

                                                             DATE OF
          PORTFOLIO COMPANY                            INITIAL INVESTMENT           COST         FAIR VALUE
          -----------------                            ------------------          ------        ----------
A. C. Liquidating Corporation                            February 1985
  -10% secured promissory notes                                                  $ 188,014       $     --

Allied Waste Industries, Inc. (NYSE - AW)                  March 1989
  -900,000 shares of common stock                                                3,121,565        7,561,125

Champion Window, Inc.                                      March 1999
  -1,400,000 shares of common stock                                              1,400,000        3,500,000
  -20,000 shares of preferred stock                                              2,000,000        2,100,000
  -12% subordinated promissory note                                              3,500,000        3,500,000

Container Acquisition, Inc.                              February 1997
  -1,370,000 shares of common stock                                              1,370,000        3,870,000
  -59,690 shares of preferred stock                                              5,969,000        5,969,000
  -Conditional warrant to buy up to
   370,588 shares of common stock
   at $0.01 per share through June 2003                                              1,000            1,000

The Drilltec Corporation                                  August 1998
  -1,400,000 shares of common stock                                              1,400,000             --
  -62,450 shares of preferred stock                                              6,245,000             --
  -Prime +9.75% promissory note                                                    524,000          524,000
  -Warrant to buy 10% of the common
    equity for $100 through September 2002                                            --               --

Drypers Corporation (NASDAQ - DYPR)                        July 1991
  -3,677,906 shares of common stock                                              9,328,556        7,078,291

Equicom, Inc.                                              July 1997
  -452,000 shares of common stock                                                  141,250             --
  -657,611 shares of preferred stock                                             6,576,110        2,000,000
  -10% promissory note                                                           1,990,754        1,990,754

Equipment Support Services, Inc.                         December 1999
  -35,000 shares of common stock                                                   101,500          101,500
  -35,000 shares of preferred stock                                              1,929,000        1,929,000
  -8% promissory note                                                            1,138,000        1,138,000

 GCS RE, Inc.                                            February 1989
   -1,000 shares of common stock                                                   132,910          300,000

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1999
                                   (Continued)

                                                            DATE OF
          PORTFOLIO COMPANY                            INITIAL INVESTMENT             COST         FAIR VALUE
          -----------------                            ------------------            ------        ----------
Hot & Cool Holdings, Inc.                                    March 1996
  -9% increasing rate subordinated
   promissory note                                                                 $1,075,000      $1,075,000
  -10% subordinated notes                                                           2,200,000       2,200,000
  -12% promissory note                                                              1,500,000       1,500,000
  -19,665 shares of Series A 8% preferred stock                                       786,631            --
  -6,000 shares of Series B 8% preferred stock                                        300,000            --
  -5,000 shares of Series C preferred stock                                           500,000         500,000
  -Warrants to buy up to 14,942 shares of common
   stock at $0.01 per share through March 2006                                           --              --
  -Warrants to buy up to 16,316 shares of common
   stock at $26.00 per share through April 2007                                          --              --
  -Warrant to buy 10,000 shares of common stock
   at $0.01 per share through February 2003                                              --              --

LG&E Energy Corp. (NYSE - LGE)                               July 1999
  -121,504 shares of common stock                                                   1,719,838       1,800,917
  -Earnout and escrow receivable                                                    3,754,199       6,800,000

NCI Building Systems, Inc. (NYSE - NCS)                      April 1989
  -200,000 shares of common stock                                                     159,784       3,700,000

Paracelsus Healthcare Corporation                          December 1990
     (NYSE - PLS)
  -2,018,213 shares of common stock                                                 5,278,748         788,372

Petrocon Engineering, Inc.                                 September 1998
  -12% promissory note                                                              4,663,356       4,663,356
  -887,338 shares of common stock                                                         635             635
  -8% Series B junior subordinated
   promissory note                                                                  2,659,332       2,659,332
  -Warrant to buy up to 1,552,571 shares of common
   stock at $0.01 per share through March 2009                                           --              --

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1999
                                   (CONTINUED)

                                                            DATE OF
          PORTFOLIO COMPANY                            INITIAL INVESTMENT           COST         FAIR VALUE
          -----------------                            ------------------          ------        ----------
Raytel Medical Corporation                                 August 1997
   (NASDAQ - RTEL)
  -33,073 shares of common stock                                                  $ 330,730      $  101,286

The ServiceMaster Company (NYSE-SVM)                        May 1999
  -Warrant to buy up to 29,411 shares
   of common stock at $51 per share
   through September 2001                                                              --              --

Sovereign Business Forms, Inc.                             August 1996
  -14,648 shares of preferred stock                                               1,464,800       1,464,800
  -15% promissory notes                                                           2,300,000       2,300,000
  -Warrant to buy 551,894 shares of common
   stock at $1 per share through August 2006                                           --           413,920
  -Warrant to buy 25,070 shares of common
   stock at $1.25 per share through October 2007                                       --            12,535
  -Warrant to buy 273,450 shares of common
   stock at $1 per share through October 2009                                          --           205,088

Spectrum Management, LLC                                  December 1999
  -285,000 Units of Class A equity interest                                       2,850,000       2,850,000

Stephen L. LaFrance Holdings, Inc.                       September 1997
  -2,498,452 shares of preferred stock                                            2,498,452       2,498,452
  -Warrant to buy 269 shares of
   common stock for $0.01 per share
   through September 2007                                                              --         3,000,000

Strategic Holdings, Inc.                                 September 1995
  -3,089,751 shares of common stock                                               3,088,389       2,568,287
  -3,822,157 shares of Series B preferred stock                                   3,820,624       3,820,624
  -15% promissory note                                                            6,750,000       6,750,000
  -Warrants to buy 225,000 shares of common
   stock at $0.4643 per share through August 2005                                      --           187,026
  -Warrant to buy 100,000 shares of common
   stock at $1.50 per share through August 2005                                        --              --
  -Warrant to buy 2,219,237 shares
   of common stock at $0.01 per share
   through November 2005                                                               --         1,844,687
  -1,000 shares of SMIP, Inc. common stock                                          150,000         150,000
  -15% promissory note of SMIP, Inc.                                                175,000         175,000

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 1999
                                   (Continued)

                                                            DATE OF
          PORTFOLIO COMPANY                            INITIAL INVESTMENT           COST            FAIR VALUE
          -----------------                            ------------------          ------           ----------
Summit/DPC Partners, L.P.                                 October 1995
  -36.11% limited partnership interest                                         $   2,600,000      $   5,500,000

Travis International, Inc.                               December 1986
  -98,761 shares of common stock                                                       5,398          1,000,000

Tulsa Industries, Inc.                                   December 1997
  -209,089 shares of common stock                                                  5,500,000               --
  -1,058 shares of Series B
   preferred stock                                                                 1,058,000          1,058,000
  -Junior participation in promissory note                                           655,769            655,769

Turfgrass America, Inc.                                     May 1999
  -3,167,756 shares of common stock                                                  600,000            600,000
  -12% subordinated promissory note                                                3,475,000          3,475,000

United Industrial Services, Inc.                           July 1998
  -35,000 shares of preferred stock                                                3,500,000          3,500,000
  -Warrants to buy 63,637 shares of
   common stock at $0.01 through
   June 2008                                                                             100                100

VRPI Spin Off, Inc.                                       January 1988
  -100 shares of common stock                                                        250,000            250,000
  -10% secured promissory note                                                     2,672,349          2,672,349
  -12% secured promissory note                                                     1,050,000          1,050,000
  -10,000 shares of common stock of
   Equus Video Corporation                                                            25,000             20,000
                                                                               -------------      -------------
     Total                                                                     $ 116,473,793      $ 115,373,205
                                                                               =============      =============

                         The accompanying notes are an
                  integral part of these financial statements.

                             EQUUS II INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998


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

(2)   MANAGEMENT

      The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $50,000 is included in the accompanying Statements of Operations for each of the three years ended December 31, 2000.

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

(3)   SIGNIFICANT ACCOUNTING POLICIES

      Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $90,328,540 (including $22,459 in publicly-traded securities, net of a $1,518 Valuation Discount) and $111,571,919 (including $17,228,705 in publicly-traded securities, net of a $2,554,017 Valuation Discount) at December 31, 2000 and 1999, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

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

      For the year ended December 31, 2000, the Fund had net investment income for book purposes of $549,448 and $609,034 for tax purposes. The difference between book and tax was primarily non-cash compensation expense recorded on the books related to dividends paid on shares owned by officers which secure limited recourse notes receivable by the Fund and non-taxable dividends received from one portfolio company. For tax purposes, the Fund had net capital losses of $2,773,745 for the twelve months ended October 31, 2000. For the period of November 1, 2000 through December 31, 2000, the Fund had realized net capital gains of $6,559,978. For the period of November 1, 1999 through

December 31, 1999, the Fund had realized net capital gains of $9,946,780. Therefore, the Fund, for book purposes, had net capital losses of $6,160,547 for the year ended December 31, 2000.

      For the year ended December 31, 1999, the Fund had a net investment loss for book purposes of $2,177,164 and net investment income of $108,174 for tax purposes. The difference between book and tax was primarily non-cash compensation expense recorded on the books related to dividends paid on shares owned by officers which secure limited recourse notes receivable by the Fund. For tax purposes, the Fund distributed net capital gains of $23,814,714 for the twelve months ended October 31, 1999. For the period from November 1, 1999 through December 31, 1999, the Fund had undistributed capital gains of $9,946,780. For the period from November 1, 1998 through December 31, 1998, the Fund had net capital losses of $6,558,635. Therefore, the Fund, for book purposes, had net capital gains of $40,352,644 for the year ended December 31, 1999.

      For the year ended December 31, 1998, the Fund had a net investment loss for tax purposes and did not distribute investment income. On November 4, 1998, the Fund declared undistributed net capital gains for the ten months ended October 31, 1998 of $2,995,079 as a dividend. In addition, on July 1, 1998, the Fund declared undistributed capital gains for 1997 of $132,677 as a dividend. For the period from November 1, 1998 through December 31, 1998, the Fund had undistributed net capital losses of $6,558,635. For book purposes, the Fund had net capital losses of $3,563,556 for the year ended December 31, 1998.

      The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes:

                                                         2000            1999            1998
                                                     ------------    ------------    ------------
Net realized gain (loss) on the
  dispositions of portfolio securities, book
  as of 12/31/00 .................................   $ (6,160,547)   $ 40,352,644    $ (3,563,556)
Undistributed 1997 gains .........................           --              --           132,677
Realized capital loss 11/1/98 -
  12/31/98 .......................................           --        (6,558,635)      6,558,635
Realized capital gains 11/1/99 -
  12/31/99 .......................................      9,946,780      (9,946,780)           --
Realized capital gains 11/01/00-
  12/31/00 .......................................     (6,559,978)           --              --
                                                     ------------    ------------    ------------
Net realized gain (loss) on the
  dispositions of portfolio securities, tax
  as of 10/31/00 .................................   $ (2,773,745)   $ 23,847,229    $  3,127,756
                                                     ============    ============    ============

(5)   DIVIDENDS

      The Fund declared dividends of $3,843,842 ($0.60 per share), $23,814,714 ($4.25 per share) and $3,138,520 ($0.65 per share) during 2000, 1999 and 1998, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.60 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.60 per share in any year, additional dividends may be declared to distribute such excess. The 2000, 1999 and 1998 dividend were paid in additional shares of common stock or in cash by specific election of the shareholders in December 2000, 1999 and 1998.

The 2000 dividend represents long-term capital gains, ordinary income and return of capital. The 1999 and 1998 dividend represented long-term capital gains. The Fund paid $1,482,244, $9,511,374 and $991,853 in cash and issued 268,173,
1,337,542 and 125,812 additional shares of stock at $8.80625, $10.69375 and
$17.0625 per share, in December 2000, 1999 and 1998 in connection with such dividends. In 2000 and 1999, the Fund recorded non-cash compensation expense for the dividends paid on stock held by officers of $388,663 and $2,085,766, respectively, in accordance with GAAP.

(6)   TEMPORARY CASH INVESTMENTS

      Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of loans and expenses, consist of $77,041,332 and $50,334,180 in money market accounts with Bank of America, N.A. earning interest at rates ranging from 4.22% to 4.90% and 4.64% to 5.21% at December 31, 2000, and 1999, respectively.

(7)   ACCOUNTS RECEIVABLE

      At December 31, 2000, the accounts receivable balance was $867. At December 31, 1999, the accounts receivable balance was $1,050,606, and primarily consisted of $991,161 in principal due on the notes receivable from officers that were issued to the Fund when the officers exercised some of their stock options. The $991,161 was received in January 2000. In addition, $38,818 was included in receivables due from two portfolio companies as reimbursement for expenses incurred on behalf of portfolio companies which was received in 2000.

(8)   PORTFOLIO SECURITIES

      During the year ended December 31, 2000, the Fund invested $7,435,001 in four new companies and made follow-on investments of $4,968,405 in ten portfolio companies, including $1,209,344 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital loss of $6,160,547 during the year ended December 31, 2000.

      During the year ended December 31, 1999, the Fund invested $20,638,398 in six new companies and made follow-on investments of $10,591,965 in eleven portfolio companies, including $1,388,132 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. The Fund also received note payments and proceeds from the sale of portfolio securities of $4,933,338 in the form of additional portfolio securities. In addition, the Fund realized a net capital gain of $40,352,644 during the year ended December 31, 1999.

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

(9)   NOTES PAYABLE TO BANK

      The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account at December 31, 2000. The Fund had $77,000,000 and $50,000,000 outstanding on such notes, at December 31, 2000 and 1999, respectively, that was secured by $77,000,000 and $50,000,000 of the Fund's temporary cash investments. The Fund paid $37,500 in commitment fees in 1998, which were capitalized and amortized over the commitment period. Effective July 1, 2000, the Fund extended the line of credit promissory note to July 1, 2001.

      The Fund has a $32,500,000 revolving line of credit with Bank of America, N.A. that expires on July 1, 2001. In 1999, the Fund had a $40,000,000 revolving line of credit with Bank of America, N.A. that expired on July 1, 2000. The Fund had $7,300,000 and $22,400,000 outstanding under such lines of credit at December 31, 2000 and 1999, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit.

      The average daily balances outstanding on the Fund's notes payable during the years ended December 31, 2000 and 1999, were $18,950,064 and $26,855,068, respectively.

(10)  STOCK OPTION PLAN

      Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan also provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock. On May 10, 2000, options to acquire a total of 12,000 shares at $9.94 per share were issued to the directors. During 1999, two directors each exercised 1,000 of their options to acquire a total of 2,000 shares for $15.5625 per share.

      Under the Stock Incentive Plan, options to purchase 306,773 and 294,773 shares of the Fund's common stock with a weighted average exercise price of $18.71 and $19.07 per share were outstanding at December 31, 2000 and 1999, respectively. Of these options, 261,970 and 91,150 shares, with a weighted average exercise price per share of $18.96 and $22.33, were exercisable at December 31, 2000 and 1999, respectively. Outstanding options at December 31, 2000 have exercise prices ranging from $9.94 to $27.44 and expire in May 2007 through May 2010. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 2000 and 1999, a dividend of $0.60 and $4.25 per share was paid by the Fund, respectively. As a result of these dividends paid in 2000 and 1999, 42,723 and 135,608 additional shares, respectively, were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 832,689 and 789,966 shares of common stock and the outstanding balance on the notes was $10,132,925 at December 31, 2000 and 1999, respectively.

      The notes receivable, as well as 771,927 and 731,662 of such shares of pledged common stock, are not included in the Fund's reported net asset value per share at 2000 and 1999, respectively. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. The pledged shares included in the calculation of net asset value is determined based on the percentage of the officers' notes paid multiplied by the total shares pledged. Pledged shares included in the calculation of net asset value included 60,762 and 58,304 shares at December 31, 2000 and 1999, respectively. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the common stock pledged on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the year ended December 31, 2000 and 1999, dividends of $388,663 and $2,085,766 were recorded as non-cash compensation expense and interest of $447,887 and $115,217 was credited to additional paid-in capital, respectively. Additionally, the limited recourse notes receivable from the officers are required to be recorded as a reduction of net assets. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $15.14 and $16.31 per share at December 31, 2000 and 1999, respectively.

      As of December 31, 2000 and 1999, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to purchase shares at the market price pursuant to the treasury stock method.

      In accordance with the terms of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"), because the exercise price of the Fund's Incentive Options equals the market price of the underlying stock on the date of grant, the Fund records no compensation expense for its stock option awards. As required by the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-based Compensation ("SFAS 123"), the Fund provides the following disclosure of hypothetical values for these awards. The weighted average grant-date fair value of options granted during 2000, 1999 and 1998 was $1.71, $1.80 and $6.39 per share, respectively. These values for 2000, 1999 and 1998 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend of 6.5%, 8.4% and 4.9%, expected volatility of 26.3%, 27.6% and 28.8% and risk free interest rates of 6.8%, 6.0% and 5.8%, respectively. An expected life of 10 years was used for 2000, 1999 and 1998. Had compensation expense been recorded based on these hypothetical values, the Fund's 2000, 1999 and 1998 change in net assets from operations would have been reduced by $551,808, $1,146,718 and $1,135,967, respectively. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

(11)  COMMITMENTS AND CONTINGENCIES

      The Fund has made commitments to invest, under certain circumstances, up to an additional $2,000,000 in Container Care International, Inc., $93,500 in Equicom, Inc., $750,000 in FS Strategies, Inc., $625,000 in Sovereign Business Forms, Inc., $2,100,000 in Sternhill Partners I, L.P., $1,000,000 in Turfgrass America Inc. and $2,400,000 in Vanguard VII, L.P. In addition, the Fund has committed to invest up to $6,120,000 in two new companies.

      The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments.

 (12) SUBSEQUENT EVENTS

      Subsequent to December 31, 2000, the Fund repaid a net $75,600,000 of notes payable to the bank.

      On February 6, 2001, the Board of Directors of the Fund authorized the repurchase of up to 5% of the outstanding common stock of the Fund, from time to time in open market transactions.

      On February 7, 2001, the Fund invested an additional $300,000 in Sternhill Partners I, L.P.

      On February 9, 2001, the Fund invested $1,116,550 in American Trenchless Technology, LLC ("American Trenchless") in exchange for 100,000 units of Series A preferred stock and 1,934,532 units of common stock. American Trenchless provides underground boring and tunneling services to its customers.

      On February 9, 2001, the Fund invested $3,686 in Reliant Window Holding, LLC ("Reliant") and received 36.86% membership interest in Reliant. In addition, the Fund committed to invest up to $5,000,000 in Reliant under certain circumstances. Reliant was formed to invest in Reliant Building Products, Inc., which manufactures, distributes and installs aluminum and vinyl residential windows.

      On February 28, 2001, the Fund sold its investment in Stephen L. LaFrance Holdings, Inc. for $10,000,000, realizing a capital gain of $7,501,548.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information about the Directors and Executive Officers of the Registrant is incorporated by reference to the Fund's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2001 (the "2001 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION.

      Information regarding Executive Compensation is incorporated by reference to the Fund's 2001 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund's 2001 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund's 2001 Proxy Statement.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS                                                 PAGE
       --------------------                                                 ----

       Report of Independent Public Accountants                              30

       Balance Sheets
       December 31, 2000 and 1999                                            31

       Statements of Operations for the years
       ended December 31, 2000, 1999 and 1998                                32

       Statements of Changes in Net Assets for the
       years ended December 31, 2000, 1999 and 1998                          33

       Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998                                      34

       Selected Per Share Data and Ratios for the
       five years ended December 31, 2000                                    36

       Schedule of Portfolio Securities
       December 31, 2000                                                     37

       Schedule of Portfolio Securities
       December 31, 1999                                                     42

       Notes to Financial Statements                                         46

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


                                          EQUUS II INCORPORATED

                                          /s/ NOLAN LEHMANN
Date:  March 2, 2001                          Nolan Lehmann, President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE             TITLE                                    DATE
        ---------             -----                                    ----

/s/ GREGORY J. FLANAGAN     Director                               March 2, 2001
   (Gregory J. Flanagan)

/s/ ROBERT L. KNAUSS        Director                               March 2, 2001
   (Robert L. Knauss)

/s/ GARY R. PETERSEN        Director                               March 2, 2001
   (Gary R. Petersen)

/s/ JOHN W. STORMS          Director                               March 2, 2001
   (John W. Storms)

/s/ FRANCIS D. TUGGLE       Director                               March 2, 2001
   (Francis D. Tuggle)

/s/ EDWARD E. WILLIAMS      Director                               March 2, 2001
   (Edward E. Williams)

/s/ NOLAN LEHMANN           President and Director                 March 2, 2001
   (Nolan Lehmann)          (principal financial and
                            accounting officer)

/s/ SAM P. DOUGLASS         Chairman of the Board and Chief        March 2, 2001
   (Sam P. Douglass)        Executive Officer (principal
                            executive officer)