Form 10-Q
period 2001-03-31
EQUUS II INC
filed 2001-05-14
CIK 878932

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19509

                              EQUUS II INCORPORATED
             (Exact name of registrant as specified in its charter)

                    Delaware                                76-0345915
         -------------------------------               ------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         2929 Allen Parkway, Suite 2500
                  Houston, Texas                             77019-2120
         -------------------------------               ------------------------
              (Address of principal                          (Zip Code)
               executive offices)

Registrant's telephone number, including area code: (713)  529-0900

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                    Name of each exchange
                                                  on which registered

          COMMON STOCK                           NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $46,481,191 computed on the basis of $9.05 per share, closing price of the common stock on the New York Stock Exchange Inc. on May 10, 2001. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,568,076 shares of the registrant's common stock, $.001 par value, outstanding, as of May 10, 2001. The net asset value of a share at March 31, 2001 was $14.55.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                             PAGE
         Item 1.  Financial Statements

                  Balance Sheets

                  - March 31, 2001 and December 31, 2000 .................................................    1

                  Statements of Operations

                  - For the three months ended March 31, 2001 and 2000 ...................................    2

                  Statements of Changes in Net Assets

                  - For the three months ended March 31, 2001 and 2000.....................................   3

                  Statements of Cash Flows

                  - For the three months ended March 31, 2001 and 2000.....................................   4

                  Selected Per Share Data and Ratios

                  - For the three months ended March 31, 2001 and 2000 ....................................   6

                  Schedule of Portfolio Securities

                  - March 31, 2001 ........................................................................   7

                  Notes to Financial Statements ............................................................ 13

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................................................... 18

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk................................. 22

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ......................................................... 22

SIGNATURE  ................................................................................................. 22



PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                                                     2001               2000
                                                                     ----               ----
ASSETS
Investments in portfolio securities at fair value
     (cost $91,923,332 and $94,936,875, respectively)            $  82,504,000    $  94,117,912
Temporary cash investments, at cost which
     approximates fair value                                        65,030,292       77,041,332
Cash                                                                   599,093            2,200
Accounts receivable                                                     14,384              867
Accrued interest receivable                                          5,080,102        4,855,256
                                                                 -------------    -------------
          Total assets                                             153,227,871      176,017,567
                                                                 -------------    -------------
LIABILITIES AND NET ASSETS

Liabilities:
     Accounts payable                                                  158,771          338,178
     Due to management company                                         429,199          454,624
     Notes payable to bank                                          66,800,000       84,300,000
                                                                 -------------    -------------
          Total liabilities                                         67,387,970       85,092,802
                                                                 -------------    -------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding                                 --               --
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 6,671,577 and 6,674,577 shares outstanding           6,672            6,675
     Additional paid-in capital                                     98,397,154       98,046,809
     Notes receivable from officers related to
        771,927 shares of common stock                             (10,132,925)     (10,132,925)
     Undistributed net investment income                                  --             36,936
     Undistributed net capital gains                                 6,988,332        3,786,233
     Unrealized depreciation of portfolio securities, net           (9,419,332)        (818,963)
                                                                 -------------    -------------
          Total net assets                                       $  85,839,901    $  90,924,765
                                                                 =============    =============
          Net assets per share                                   $       14.55    $       15.40
                                                                 =============    =============



                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                                    2001                 2000
                                                                                    ----                 ----
Investment income:
     Income from portfolio securities                                            $ 843,424            $ 1,695,481
     Interest from temporary cash investments                                       26,121                 26,172
     Interest on notes receivable from officers                                     23,448                 24,579
                                                                              ------------            -----------
          Total investment income                                                  892,993              1,746,232
                                                                              ------------            -----------
Expenses:
     Management fees                                                               429,199                505,962
     Director fees and expenses                                                     76,325                 59,383
     Professional fees                                                              77,635                 53,171
     Administrative fees                                                            12,500                 12,500
     Mailing, printing and other expenses                                           25,678                 18,560
     Interest expense                                                               39,905                389,681
     Franchise taxes                                                                 3,860                  3,700
                                                                              ------------            -----------
          Total expenses                                                           665,102              1,042,957
                                                                              ------------            -----------
Net investment income                                                              227,891                703,275
                                                                              ------------            -----------
Realized gain on sales of portfolio securities, net                              3,202,098                738,049
                                                                              ------------            -----------
Unrealized depreciation of portfolio securities, net:
     End of period                                                              (9,419,332)            (1,056,702)
     Beginning of period                                                          (818,963)            (1,100,588)
                                                                              ------------            -----------
     (Increase) decrease in unrealized depreciation, net                        (8,600,369)                43,886
                                                                              ------------            -----------
     Total increase (decrease) in net assets from operations                  $ (5,170,380)           $ 1,485,210
                                                                              ============            ===========


                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                                2001                   2000
                                                                                ----                   ----
 Operations:
      Net investment income                                                  $ 227,891              $ 703,275
      Realized gain on sales of portfolio
         securities, net                                                     3,202,098                738,049
      (Increase) decrease in unrealized depreciation of
         portfolio securities, net                                          (8,600,369)                43,886
                                                                          ------------          -------------
 Increase (decrease) in net assets from operations                          (5,170,380)             1,485,210
                                                                          ------------          -------------
 Capital Transactions:

      Interest on non-recourse portion of officer notes                        111,972                111,972
      Repurchase shares of common stock                                        (26,456)            (1,823,595)
                                                                          ------------          -------------
 Increase (decrease) in net assets from capital transactions                    85,516             (1,711,623)
                                                                          ------------          -------------
 Decrease in net assets                                                     (5,084,864)              (226,413)

 Net assets at beginning of period                                          90,924,765            101,418,820
                                                                          ------------          -------------
 Net assets at end of period                                              $ 85,839,901          $ 101,192,407
                                                                          ============          =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                       2001                  2000
                                                                       ----                  ----
Cash flows from operating activities:
     Interest and dividends received                               $    221,551          $  1,015,960
     Cash paid to management company, directors,
        bank and suppliers                                             (896,390)           (1,182,501)
                                                                   ------------          ------------
        Net cash used by operating activities                          (674,839)             (166,541)
                                                                   ------------          ------------
Cash flows from investing activities:
     Purchase of portfolio securities                                (3,225,792)           (1,914,311)
     Proceeds from sales of portfolio securities                     10,000,000               996,364
     Principal payments from portfolio companies                              -             3,722,349
     Advances to portfolio companies                                    (13,516)               35,334
                                                                   ------------          ------------
        Net cash provided by investing activities                     6,760,692             2,839,736
                                                                   ------------          ------------
Cash flows from financing activities:
     Advances from bank                                              68,300,000            48,950,000
     Repayments to bank                                             (85,800,000)          (61,250,000)
     Repurchase of common stock                                              --            (1,813,107)
     Payments received on officer notes                                      --               991,161
     Dividend payments                                                       --                (6,023)
                                                                   ------------          ------------
        Net cash used by financing activities                       (17,500,000)          (13,127,969)
                                                                   ------------          ------------
Net decrease in cash and cash equivalents                           (11,414,147)          (10,454,774)

Cash and cash equivalents at beginning of period                     77,043,532            55,819,682
                                                                   ------------          ------------
Cash and cash equivalents at end of period                         $ 65,629,385          $ 45,364,908
                                                                   ============          ============


                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                   (Continued)


                                                                                    2001                 2000
                                                                                    ----                 ----
Reconciliation of increase (decrease) in net assets from
     operations to net cash used by operating activities:
Increase (decrease) in net assets from operations                               $ (5,170,380)         $ 1,485,210

Adjustments to reconcile increase (decrease) in net assets from operations to net cash used by operating activities:

     Realized gain on sale of portfolio securities, net                           (3,202,098)            (738,049)
     Increase (decrease) in unrealized depreciation, net                           8,600,369              (43,886)
     Accrued interest and dividends exchanged for
         portfolio securities                                                       (558,567)            (437,099)
     Increase in accrued interest receivable                                        (224,846)            (405,145)
     Interest income on non-recourse
         portion of officer notes                                                    111,972              111,972
     Decrease in accounts payable                                                   (205,864)            (138,412)
     Decrease in due to management company                                           (25,425)              (1,132)
                                                                                ------------          -----------
Net cash used by operating activities                                           $   (674,839)         $  (166,541)
                                                                                ============          ===========


                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)



                                                                               2001             2000
                                                                               ----             ----
Investment income                                                            $  0.15          $ 0.29

Expenses                                                                        0.11            0.17
                                                                             -------          ------
Net investment income                                                           0.04            0.12

Realized gain on sale of portfolio securities, net                              0.54            0.12

Increase in unrealized depreciation of portfolio securities, net               (1.46)             --
                                                                             -------          ------
Increase (decrease) in net assets from operations                              (0.88)           0.24
                                                                             -------          ------
Capital Transactions:

Interest on non-recourse portion of officer notes                               0.02            0.02

Effect of common stock repurchase                                               0.01            0.19
                                                                             -------          ------
Increase in net assets from capital transactions                                0.03            0.21
                                                                             -------          ------
Net increase (decrease) in net assets                                          (0.85)           0.45

Net assets at beginning of period                                              15.40           16.61
                                                                             -------          ------
Net assets at end of period                                                  $ 14.55          $17.06
                                                                             =======          ======
Ratio of expenses to average net assets                                         0.75%           1.03%

Ratio of net investment income to average net assets                            0.26%           0.69%

Ratio of increase (decrease) in net assets from operations
     to average net assets                                                     (5.85)%          1.47%


                         The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2001
                                   (Unaudited)



                                                                DATE OF
               PORTFOLIO COMPANY                           INITIAL INVESTMENT        COST              FAIR VALUE
               -----------------                           ------------------        ----              ----------

A. C. LIQUIDATING CORPORATION                                February 1985
Asset held for liquidation
  -10% secured promissory notes                                                    $ 188,014                 $ --

AMERICAN TRENCHLESS TECHNOLOGY, LLC                          February 2001
Boring, tunneling and directional drilling
  -100,000 shares of preferred stock                                               1,000,000            1,000,000
  -1,934,532 shares of common stock                                                  116,550              116,550

THE BRADSHAW GROUP                                             May 2000
Sells and services midrange and high-speed
   printing equipment
  -1,335,000 shares of preferred stock                                             1,335,000              835,000
  -Warrant to buy 2,229,450 shares of common
    stock for $0.01 through May 2008                                                       1                    1

CHAMPION WINDOW, INC.                                         March 1999
Primary aluminum window manufacturer & distributor
  -1,400,000 shares of common stock                                                1,400,000            5,600,000
  -20,000 shares of preferred stock                                                2,000,000            2,337,500

CONTAINER ACQUISITION, INC.                                  February 1997
Shipping container repair & storage
  -1,370,000 shares of common stock                                                1,370,000            2,870,000
  -67,527 shares of preferred stock                                                6,752,700            6,752,700
  -Conditional warrant to buy up to 370,588 shares of
   common stock at $0.01 through June 2003                                             1,000                1,000

CRC HOLDINGS, CORP.                                            June 1997
Pipeline construction and automatic welding equipment
  -Earnout receivable                                                              1,192,114                   --

THE DRILLTEC CORPORATION                                      August 1998
Provides protection & packaging for pipe & tubing
  -Prime + 9.75% promissory note                                                   1,000,000            1,000,000
  -Warrant to buy 10% of the common
    equity for $100 through September 2002                                                --                   --

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                    DATE OF
                 PORTFOLIO COMPANY                             INITIAL INVESTMENT             COST             FAIR VALUE
                 -----------------                             ------------------             ----             ----------
EQUICOM, INC.                                                      July 1997
Radio stations
  -452,000 shares of common stock                                                          $  141,250          $       --
  -657,611 shares of preferred stock                                                        6,576,110           2,000,000
  -10% promissory note                                                                      2,562,250           2,562,250

EQUIPMENT SUPPORT SERVICES, INC.                                 December 1999
Equipment rental
  -35,000 shares of common stock                                                              101,500                  --
  -35,000 shares of preferred stock                                                         1,929,000           1,362,000
  -8% promissory note                                                                       1,138,000           1,138,000

FS STRATEGIES, INC.                                                June 2000
Temporary staffing and web-based human
   RESOURCES PROVIDER
  -110,000 shares of common stock                                                           5,500,000           2,000,000

GCS RE, INC.                                                     February 1989
Investment in real estate
  -1,000 shares of common stock                                                               132,910             600,000

HOT & COOL HOLDINGS, INC.                                         March 1996
Radiator manufacturer & distributor
  -9% subordinated note                                                                     1,075,000                  --
  -10% subordinated notes                                                                   2,200,000                  --
  -12% promissory notes                                                                     2,500,000                  --
  -Warrant to buy up to 14,942 shares of common
   stock at $0.01 per share through March 2006                                                     --                  --
  -Warrant to buy 10,000 shares of common stock
   at $0.01 through February 2003                                                                  --                  --

NCI BUILDING SYSTEMS, INC.  (NYSE - NCS)                          April 1989
Design & manufacture metal buildings
  -200,000 shares of common stock                                                             159,784           3,380,000



                         The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2001
                                   (UNAUDITED)


                                                                     DATE OF
               PORTFOLIO COMPANY                                INITIAL INVESTMENT              COST             FAIR VALUE
               -----------------                                ------------------              ----             -----------

PETROCON ENGINEERING, INC.                                        September 1998
Engineering, systems & construction management
  -12% promissory note                                                                      $ 4,663,356          $ 4,663,356
  -887,338 shares of common stock                                                                   635                  635
  -8% Series B junior subordinated promissory note                                            2,659,332            2,659,332
  -Warrant to buy up to 1,552,571 shares of common                                                   --                   --
   stock at $0.01 per share through March 2009

RAYTEL MEDICAL CORPORATION (NASDAQ - RTEL)                         August 1997
Cardiovascular centers
  -33,073 shares of common stock                                                                330,730               17,568

RELIANT WINDOW HOLDINGS, LLC                                      February 2001
Aluminum & vinyl window manufacturer & distributor
  -36.86% membership interest                                                                     3,686                3,686

THE SERVICEMASTER COMPANY (NYSE-SVM)                                 May 1999
Residential services
  -Warrant to buy up to 29,411 shares of common
   stock at $51 per share through September 2001                                                     --                   --

SOVEREIGN BUSINESS FORMS, INC.                                     August 1996
Business forms manufacturer
  -16,740 shares of preferred stock                                                           1,674,000            1,674,000
  -15% promissory notes                                                                       2,925,011            2,925,011
  -Warrant to buy 551,894 shares of common stock
   at $1 per share through August 2006                                                               --            1,062,890
  -Warrant to buy 25,070 shares of common stock
   at $1.25 per share through October 2007                                                           --               42,015
  -Warrant to buy 273,450 shares of common stock
   at $1 per share through October 2009                                                              --              526,637




                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2001
                                   (Unaudited)

                                                               DATE OF
            PORTFOLIO COMPANY                             INITIAL INVESTMENT             COST               FAIR VALUE
            -----------------                             ------------------             ----              -----------
SPECTRUM MANAGEMENT, LLC                                    December 1999
Business & personal property protection
  -285,000 units of Class A equity interest                                          $ 2,850,000           $ 3,350,000

STERNHILL PARTNERS I, LP                                     March 2000
Venture capital fund
  -3% limited partnership interest                                                     1,200,000             1,275,000

STRATEGIC HOLDINGS, INC.                                   September 1995
Processor of recycled glass
  -3,089,751 shares of common stock                                                    3,088,389                    --
  -3,822,157 shares of Series B preferred stock                                        3,820,624             3,250,000
  -15% promissory note                                                                 6,750,000             6,750,000
  -Warrant to buy 225,000 shares of common
   stock at $0.4643 per share through August 2005                                             --                    --
  -Warrant to buy 100,000 shares of common
   stock at $1.50 per share through August 2005                                               --                    --
  -Warrant to buy 2,219,237 shares of common
   stock at $0.01 per share through November 2005                                             --                    --
  -1,000 shares of SMIP, Inc. common stock                                               150,000                    --
  -15% promissory note of SMIP, Inc.                                                     175,000               175,000

SUMMIT/DPC PARTNERS, LP                                     October 1995
Manufacturer of private label pet food
   -36.11% limited partnership interest                                                5,132,120             8,000,000

TRAVIS INTERNATIONAL, INC.                                  December 1986
Speciality distribution
  -98,761 shares of common stock                                                           5,397             1,500,000

TULSA INDUSTRIES, INC.                                      December 1997
Manufacturer of oil & gas equipment
  -209,089 shares of common stock                                                      5,500,000             1,500,000
  -1,058 shares of Series B preferred stock                                            1,058,000             1,058,000
  -Junior participation in promissory note                                               655,769               655,769




                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2001
                                   (Unaudited)


                                                                    DATE OF
               PORTFOLIO COMPANY                               INITIAL INVESTMENT            COST              FAIR VALUE
               -----------------                               ------------------            ----             ------------
TURFGRASS AMERICA, INC.                                            May 1999
Grows, sells & installs warm season turfgrasses
  -3,167,756 shares of common stock                                                      $    600,000         $    600,000
  -12% subordinated promissory note
    with a face amount of $4,000,000                                                        3,625,000            3,625,000

UNITED INDUSTRIAL SERVICES, INC.                                   July 1998
Field service for petrochemical & power
   generation industries
  -35,000 shares of preferred stock                                                         3,500,000            2,500,000
  -15% promissory note                                                                        585,000              585,000
  -Warrant to buy 63,637 shares of common stock
   at $0.01 through June 2008                                                                     100                  100
  -Warrant to buy 18,887 shares of common
   stock at $0.01 through March 2011                                                               --                   --

VANGUARD VII, L.P.                                                 June 2000
Venture capital fund
  -1.3% limited partnership interest                                                          600,000              550,000
                                                                                         ------------         ------------
     Total                                                                               $ 91,923,332         $ 82,504,000
                                                                                         ============         ============


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

     As defined in the Investment Company Act of 1940, at March 31, 2001, the Fund was considered to have a controlling interest in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management LLC, Strategic Holdings, Inc., Tulsa Industries, Inc. and United Industrial Services, Inc.

     Income was earned in the amount of $539,573 and $1,028,377 for the three months ended March 31, 2001 and 2000, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2001
                                   (Unaudited)

     As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Equipment Support Services, Inc., Raytel Medical Corporation ("Raytel"), Sternhill Partners I, L.P., Summit/DPC Partners (Summit/DPC"), L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 85% of the total value of the investments in portfolio companies at March 31, 2001.

     The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund's portfolio companies (except for Raytel and Summit/DPC and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

     The Fund's investments in portfolio securities consist of the following types of securities at March 31, 2001:


                                                                                           PERCENTAGE
         TYPE OF SECURITIES                       COST              FAIR VALUE           OF FAIR VALUE
         ------------------                       ----              ----------           -------------
Secured and Subordinated Debt                 $32,701,732           $26,738,718              32.4%
Preferred Stock                                29,645,434            22,769,200              27.6%
Common Stock                                   18,597,145            18,184,753              22.0%
Limited Liability Company Investments           2,853,686             3,353,686               4.1%
Limited Partnership Investments                 6,932,120             9,825,000              11.9%
Options and Warrants                                1,101             1,632,643               2.0%
Other                                           1,192,114                  --                 0.0%
                                              -----------           -----------             -----
                    Total                     $91,923,332           $82,504,000             100.0%
                                              ===========           ===========             =====


     The following is a summary by industry of the Fund's investments as of March 31, 2001:



           INDUSTRY                       FAIR VALUE          PERCENTAGE
           --------                       ----------          ----------
Business Products and Services            $22,039,254            26.7%
Industrial                                 16,876,650            20.5%
Building Products                          15,546,186            18.8%
Energy                                     11,537,092            14.0%
Consumer Goods and Services                 8,017,568             9.7%
Media                                       4,562,250             5.5%
Venture Funds and other                     2,425,000             3.0%
Retailing/Distribution                      1,500,000             1.8%
                                          -----------           -----
                    Total                 $82,504,000           100.0%
                                          ===========           =====

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

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

(2)  MANAGEMENT

     The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $12,500 is included in the accompanying Statements of Operations for each of the three months ended March 31, 2001 and 2000.

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

(3)  SIGNIFICANT ACCOUNTING POLICIES

     Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $79,106,432 and $90,328,540 (including $22,459 in publicly-traded securities, net of a $1,518 Valuation Discount) at March 31, 2001 and December 31, 2000, respectively, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs or management incentive fees which might become payable on disposition of such investments.

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

(4)  BOOK TO TAX RECONCILIATION

     The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for federal income tax purposes from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. The Fund realized net capital gains of $3,202,098 and $738,049 for the three months ended March 31, 2001 and 2000, respectively. Therefore, for tax purposes, the Fund had net capital gains of $9,762,076 and $10,684,829 for the five months ended March 31, 2001 and 2000 of the 2001 and 2000 tax year, respectively. For the tax year ended October 31, 2000, the Fund had a net capital loss carryover of $2,773,744 that will be applied to future years. The Fund had net investment income for tax purposes of $339,863 and $815,247 for the three months ended March 31, 2001 and 2000, respectively.

     The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes.

                                                 2001              2000
                                                 ----              ----
Net realized gain on the sale
  of portfolio securities, book              $ 3,202,098       $   738,049
Undistributed 2000 net capital gains           6,559,978                --
Undistributed 1999 net capital gains                  --         9,946,780
                                             -----------       -----------
Net realized gain (loss) on the sale
  of portfolio securities, tax               $ 9,762,076       $10,684,829
                                             ===========       ===========

(5)   DIVIDENDS

     The Fund declared no dividends during the three months ended March 31, 2001 and 2000, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.60 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.60 per share in any year, additional dividends may be declared to distribute such excess.

(6)  TEMPORARY CASH INVESTMENTS

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of loans and expenses, consist of $65,030,292 in money market accounts with Bank of America, N.A. earning interest at rates ranging from 3.68% to 3.85% per annum at March 31, 2001.

(7)  PORTFOLIO SECURITIES

     During the three months ended March 31, 2001, the Fund invested $1,120,236 in two new companies and made follow-on investments of $2,664,123 in five companies, including $558,567 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $3,202,098 during the three months ended March 31, 2001.

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

(8)  NOTES PAYABLE TO BANK

     The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. The Fund had $65,000,000 and $77,000,000 outstanding on such notes at March 31, 2001 and December 31, 2000, respectively, that was secured by $65,000,000 and $77,000,000 of the Fund's temporary cash investments. The line of credit promissory note expires July 1, 2001.

     The Fund has a $32,500,000 revolving line of credit with Bank of America, N.A. that expires on July 1, 2001. The Fund had $1,800,000 and $7,300,000 outstanding under such line of credit at March 31, 2001 and December 31, 2000, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit.

     The average daily balances outstanding on the Fund's notes payable during the three months ended March 31, 2001 and 2000, were $7,473,889 and $19,051,099, respectively.

(9)  STOCK OPTION PLAN

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

     Under the Stock Incentive Plan, options to purchase 306,773 and 294,773 shares of the Fund's common stock with a weighted average exercise price of $18.71 and $19.07 per share were outstanding at March 31, 2001 and 2000, respectively. Outstanding options at March 31, 2001 have exercise prices ranging from $9.94 to $27.44 and expire in May 2007 through May 2010. No options were exercised during the three months ended March 31, 2001 and 2000. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 2000 and 1999, a dividend of $0.60 and $4.25 per share was paid by the Fund, respectively. As a result of these dividends paid in 2000 and 1999, 42,723 and 135,608 additional shares were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 832,689 and 789,966 shares of common stock and the outstanding note balance is $10,132,925 at March 31, 2001 and 2000, respectively.

     The notes receivable, as well as 771,927 and 731,662 of such shares of pledged common stock, are not included in the Fund's net asset value per share as of March 31, 2001 and 2000, respectively. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the three months ended March 31, 2001 and 2000, interest of $111,972 was credited to additional paid-in capital. Additionally, the limited recourse notes receivable from the officers are required to be recorded as a reduction of net assets. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $14.39 and $16.71 per share at March 31, 2001 and 2000, respectively.

     As of March 31, 2001 and 2000, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to purchase shares at the market price pursuant to the treasury stock method.

(10) COMMITMENTS AND CONTINGENCIES

     The Fund has made commitments to invest, under certain circumstances, up to an additional $250,000 in The Bradshaw Group, $2,000,000 in Container Care
International, Inc., $93,500 in Equicom, Inc., $5,200,000 in Reliant Building Products, Inc., $1,800,000 in Sternhill Partners I L.P., $768,686 in Turfgrass America, Inc., and $2,400,000 in Vanguard VII, L.P. In addition, the Fund has committed to invest up to $4,500,000 in one new company.

     The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

     On March 2, 2001, the Fund announced it would purchase up to 5% of its outstanding shares of common stock in open market transactions, subject to market conditions and limitations. As of March 31, 2001, the Fund had repurchased 3,000 shares for $26,456, which is included in accounts payable at March 31, 2001. The stock was repurchased at an average discount of 43.3% from its net asset value.

(11) SUBSEQUENT EVENTS

     Subsequent to March 31, 2001, the Fund repaid a net $63,750,000 of notes payable to the bank.

     On April 5, 2001, the Fund advanced $56,500 to Equicom, Inc. pursuant to a 10% promissory note. On April 26, 2001, the Fund advanced $222,945 to The Bradshaw Group in exchange for a 15% secured note receivable.

     In April 2001, the Fund purchased 1,507,226 shares of preferred stock of Turfgrass America, Inc. for $768,686.

     Subsequent to March 31, 2001, the Fund repurchased an additional 63,200 shares of common stock for $572,001.

     Subsequent to March 31, 2001, officers of the Fund surrendered options to acquire 224,616 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options have been cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Fund had $82,504,000 of its assets invested in portfolio securities of 28 companies, and has committed to invest up to an additional $12,512,186 in eight of such companies, and $4,500,000 in one new company under certain conditions. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At March 31, 2001, the Fund had $1,800,000 outstanding on a $32,500,000 revolving line of credit loan from a bank.

     Net cash used by operating activities was $674,839 and $166,541 for the three months ended March 31, 2001 and 2000, respectively.

     At March 31, 2001, the Fund had $65,030,292 of its total assets of $153,227,871 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $65,000,000 from a $100,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on April 2, 2001.

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

     The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. On February 6, 2001, the Board of Directors approved a program to purchase up to 5% of the outstanding shares of the Fund's common stock, pursuant to which the Fund repurchased 3,000 shares for $26,456 through March 31, 2001. Such stock was repurchased at an average discount of 43.3% from its net asset value.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

     Net investment income after all expenses amounted to $227,891 and $703,275 for the three months ended March 31, 2001 and 2000, respectively. The decrease in net investment income in 2001 is due to a decrease in income from portfolio securities and an increase in professional fees and director fees and expenses and is offset by a decrease in interest expense. Income from portfolio securities was $843,424 for the three months ended March 31, 2001 and $1,695,481 for the comparable period in 2000.

The decrease is attributable to the interest received upon the repayment of the notes from Video Rental of Pennsylvania, Inc. during the first quarter of 2000 and from interest no longer being accrued on notes receivable from certain portfolio companies. Professional fees increased to $77,635 in 2001 from $53,171 in 2000 due to an increase in the 2001 annual fee paid to the New York Stock Exchange and legal fees incurred in 2001 related to the sale of the Fund's investment in Stephen L. LaFrance Holdings, Inc. Director fees and expenses increased to $76,325 in 2001 from $59,383 in 2000 due to additional meetings held in the first quarter of 2001. Interest expense decreased to $39,905 in 2001 from $389,681 in 2000 due to a decrease in the average daily balances outstanding on the lines of credit to $7,473,889 during the three months ended March 31, 2001 from $19,051,099 during the comparable period in 2000.

     The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $429,199 and $505,962 during the three months ended March 31, 2001 and 2000, respectively. The decrease in management fees during the three months ended March 31, 2001 was due to the decrease in net assets.

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

     Under the Stock Incentive Plan, options to purchase 306,773 and 294,773 shares of the Fund's common stock with a weighted average exercise price of $18.71 and $19.07 per share were outstanding at March 31, 2001 and 2000, respectively. Outstanding options at March 31, 2001 have exercise prices ranging from $9.94 to $27.44 and expire in May 2007 through May 2010. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. During 2000 and 1999, a dividend of $0.60 and $4.25 per share was paid by the Fund, respectively. As a result of the 2000 and 1999 dividend, 42,723 and 135,608 additional shares were issued to the officers and pledged to the Fund. In addition, principal payments of $991,161, representing 58,304 shares, were made on the notes. As a result of the additional shares issued and payments made, the notes are secured by 832,689 and 789,966 shares of common stock and the outstanding note balance is $10,132,925 at March 31, 2001 and 2000, respectively.

     The notes receivable, as well as 771,927 and 731,662 of such shares of common stock, are not included in the Fund's net asset value per share as of March 31, 2001 and 2000. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are paid for or released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. Additionally, the dividends paid on the non-recourse portion of the notes are required to be recorded as compensation expense in the statements of operations, and interest recorded on the non-recourse portion of the notes is required to be recorded as an increase to additional paid-in capital. Accordingly, for the three months ended March 31, 2001 and 2000, interest of $111,972 was credited to additional paid-in capital. Additionally, the limited recourse notes receivable from the officers are required to be recorded as a reduction of net assets. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $14.39 and $16.71 per share at March 31, 2001 and 2000, respectively.

     As of March 31, 2001 and 2000, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

     During the three months ended March 31, 2001, the Fund realized net capital gains of $3,202,098 from the sale of securities of one Portfolio Company and the write-off of one Portfolio Company. The Fund sold its investment in Stephen L. LaFrance Holdings, Inc. for $10,000,000, realizing a capital gain of $7,501,548. In addition, the Fund wrote off its remaining shares of Paracelsus Healthcare Corporation, realizing a capital loss of $4,299,450.

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

DEPRECIATION OF PORTFOLIO SECURITIES

     Net unrealized depreciation on investments increased $8,600,369 during the three months ended March 31, 2000, from $818,963 to $9,419,332. Such increase resulted from increases in the estimated fair value of securities of three of the Fund's Portfolio Companies aggregating $2,395,000, decreases in the estimated fair value of securities of seven of the Fund's Portfolio Companies aggregating $8,272,359 and the transfer of $2,723,010 in net unrealized appreciation to net realized gains from the sale or disposition of investments in two of the Fund's Portfolio Companies.

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

DIVIDENDS

     The Fund declared no dividends for the three months ended March 31, 2001 and 2000.

PORTFOLIO INVESTMENTS

     During the three months ended March 31, 2001, the Fund invested $1,120,236 in two new companies and made follow-on investments of $2,664,123 in five portfolio companies, including $558,567 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

     For the quarter ended March 31, 2001, the Fund received an additional 3,244 and 729 shares of preferred stock of Container Acquisition, Inc and Sovereign Business Forms, Inc. ("Sovereign") in payment of $324,400 and $72,900 in dividends, respectively. In addition, Sovereign elected to convert $131,267 of accrued interest into the balance of the 15% promissory notes due to the Fund.

     On February 7, 2001, the Fund invested an additional $300,000 in Sternhill Partners I, L.P pursuant to a $3,000,000 commitment made in March 2000. $1,200,000 of such commitment has been funded through March 31, 2001.

     On February 9, 2001, the Fund invested $1,116,550 in American Trenchless Technology, LLC, a company formed to acquire the stock of H&I Boring and Tunneling, a Houston-based regional provider of infrastructure services utilizing boring, tunneling and directional drilling technologies. The company services the water, sewer, electrical and telecommunications industries. The Fund's investment consists of 1,934,532 shares of common stock and 100,000 shares of preferred stock.

     On February 9, 2001, the Fund invested $3,686 in Reliant Window Holdings, LLC, ("RWH") a company formed to acquire 87.5% of Alenco Window Holdings, LLC ("AWH"). AWH acquired 73% of the fully-diluted stock of Alenco Holding Corporation ("Alenco"), a company formed to purchase certain assets of Reliant Building Products, Inc. ("RBPI") pursuant to a plan of reorganization confirmed in bankruptcy court. The Fund's investment consisted of a 36.86% interest in RWH. In addition, the Fund committed to invest up to an additional $5.2 million in RWH under certain circumstances.

     On March 26, 2001, the Fund invested an additional $1,805,556 in Summit/DPC Partners to allow the partnership to provide a working capital loan to Doane Pet Care Enterprises ("Doane"). Summit/DPC Partners received a promissory note and warrants to acquire common stock of Doane in exchange for the loan.

     During the first quarter of 2001, the original issue discount accretion on the discounted 12% subordinated promissory note due from Turfgrass America, Inc. ("Turfgrass") amounted to $30,000, bringing the balance of the note to $3,625,000 at March 31, 2001. The original issue discount is being accreted over the life of the note.

SUBSEQUENT EVENTS

     Subsequent to March 31, 2001, the Fund repaid a net $63,750,000 of notes payable to the bank.

     On April 5, 2001, the Fund advanced $56,500 to Equicom, Inc. pursuant to a 10% promissory note. On April 26, 2001, the Fund advanced $222,945 to The Bradshaw Group in exchange for a 15% secured note receivable.

     In April 2001, the Fund purchased 1,507,226 shares of preferred stock of Turfgrass America, Inc. for $768,686.

     Subsequent to March 31, 2001, the Fund repurchased an additional 63,200 shares of common stock for $572,001.

     Subsequent to March 31, 2001, officers of the Fund surrendered options to acquire 224,616 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options have been cancelled.

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


Date:  May 14, 2001                         EQUUS II INCORPORATED


                                            /s/ Nolan Lehmann
                                            ------------------------------------
                                            Nolan Lehmann
                                            President and Principal Financial
                                            and Accounting Officer