Form 10-Q
period 2001-06-30
EQUUS II INC
filed 2001-08-14
CIK 878932

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                      or

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19509


                             EQUUS II INCORPORATED
                          ---------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                             76-0345915
     -------------------------------             ------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

      2929 Allen Parkway, Suite 2500
              Houston, Texas                          77019-2120
      -------------------------------             ------------------
       (Address of principal                            (Zip Code)
        executive offices)

Registrant's telephone number, including area code: (713)  529-0900

Securities registered pursuant to Section 12(b) of the Act:

             Title of each class            Name of each exchange
                                         on which registered

            Common Stock                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No ____

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $46,533,655 computed on the basis of $9.22 per share, closing price of the common stock on the New York Stock Exchange Inc. on August 13, 2001. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,472,276 shares of the registrant's common stock, $.001 par value, outstanding, as of August 13, 2001. The net asset value of a share at June 30, 2001 was $14.47.

Documents incorporated by reference:  None

                             EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----
         Item 1.   Financial Statements

                   Balance Sheets

                   - June 30, 2001 and December 31, 2000...........................   1

                   Statements of Operations

                   - For the three months ended June 30, 2001 and 2000.............   2

                   - For the six months ended June 30, 2001 and 2000...............   3

                   Statements of Changes in Net Assets

                   - For the six months ended June 30, 2001 and 2000...............   4

                   Statements of Cash Flows

                   - For the six months ended June 30, 2001 and 2000...............   5

                   Selected Per Share Data and Ratios

                   - For the six months ended June 30, 2001 and 2000...............   7

                   Schedule of Portfolio Securities

                   - June 30, 2001.................................................   8

                   Notes to Financial Statements...................................  13

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................  19

          Item 3.  Quantitative and Qualitative Disclosure about Market Risk.......  23

PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders..............  24

          Item 6. Exhibits and Reports on Form 8-K.................................  25

SIGNATURE..........................................................................  25


Part I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements



                             EQUUS II INCORPORATED
                                 BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                                  (Unaudited)



                                                                                2001                         2000
                                                                            ------------                 ------------
Assets
------
Investments in portfolio securities at fair value
     (cost $87,131,909 and $94,936,875, respectively)                       $ 83,521,194                 $ 94,117,912
Temporary cash investments, at cost which
     approximates fair value                                                  65,117,268                   77,041,332
Cash                                                                              32,023                        2,200
Accounts receivable                                                               14,383                          867
Accrued interest receivable                                                    4,236,266                    4,855,256
                                                                            ------------                 ------------

          Total assets                                                       152,921,134                  176,017,567
                                                                            ------------                 ------------

Liabilities and net assets
--------------------------

Liabilities:
     Accounts payable                                                            104,658                      338,178
     Due to management company                                                   413,266                      454,624
     Notes payable to bank                                                    69,750,000                   84,300,000
                                                                            ------------                 ------------

          Total liabilities                                                   70,267,924                   85,092,802
                                                                            ------------                 ------------

Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding                                              -                            -
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 6,500,976 and 6,674,577 shares                                 6,501                        6,675
         outstanding
     Additional paid-in capital                                               95,157,712                   98,046,809
     Notes receivable from officers related to
        789,111 and 771,927 shares of common stock                           (10,386,345)                 (10,132,925)
     Undistributed net investment income                                       1,457,784                       36,936
     Undistributed net capital gains                                              28,273                    3,786,233
     Unrealized depreciation of portfolio securities, net                     (3,610,715)                    (818,963)
                                                                            ------------                 ------------
          Total net assets                                                  $ 82,653,210                 $ 90,924,765
                                                                            ============                 ============
          Net assets per share                                              $      14.47                 $      15.40
                                                                            ============                 ============


                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)



                                                                            2001                      2000
                                                                        -----------               -----------
Investment income:
     Income from portfolio securities                                   $   684,441               $   793,580
     Interest from temporary cash investments                                14,968                    28,425
     Other income                                                            31,551                   268,810
                                                                        -----------               -----------

          Total investment income                                           730,960                 1,090,815
                                                                        -----------               -----------

Expenses:
     Management fees                                                        413,266                   498,082
     Non-cash compensation expense                                       (1,356,819)                        -
     Director fees and expenses                                              59,722                    59,268
     Professional fees                                                      181,532                   (13,010)
     Administrative fees                                                     12,500                    12,500
     Mailing, printing and other expenses                                    36,417                    10,703
     Interest expense                                                       118,295                   404,288
     Franchise taxes                                                         73,090                   109,925
                                                                        -----------               -----------
          Total expenses                                                   (461,997)                1,081,756
                                                                        -----------               -----------
Net investment income (loss)                                              1,192,957                     9,059
                                                                        -----------               -----------
Realized gain (loss) on sales of portfolio securities, net               (6,960,059)                  608,586
                                                                        -----------               -----------
Unrealized depreciation of portfolio securities, net:
     End of period                                                       (3,610,715)               (2,873,740)
     Beginning of period                                                 (9,419,333)               (1,056,702)
                                                                        -----------               -----------
     (Increase) decrease in unrealized depreciation, net                  5,808,618                (1,817,038)
                                                                        -----------               -----------
     Total increase (decrease) in net assets from operations            $    41,516               $(1,199,393)
                                                                        ===========               ===========

                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)





                                                                          2001                      2000
                                                                       -----------               -----------
Investment income:
     Income from portfolio securities                                  $ 1,527,864               $ 2,489,061
     Interest from temporary cash investments                               41,089                    54,597
     Other income                                                           55,000                   293,389
                                                                       -----------               -----------
          Total investment income                                        1,623,953                 2,837,047
                                                                       -----------               -----------

Expenses:
     Management fees                                                       842,465                 1,004,044
     Non-cash compensation expense                                      (1,356,819)                        -
     Director fees and expenses                                            136,047                   118,651
     Professional fees                                                     259,167                    40,160
     Administrative fees                                                    25,000                    25,000
     Mailing, printing and other expenses                                   62,095                    29,263
     Interest expense                                                      158,200                   793,969
     Franchise taxes                                                        76,950                   113,625
                                                                       -----------               -----------
          Total expenses                                                   203,105                 2,124,712
                                                                       -----------               -----------
Net investment income                                                    1,420,848                   712,335
                                                                       -----------               -----------
Realized gain (loss) on sales of portfolio securities, net              (3,757,960)                1,346,635
                                                                       -----------               -----------
Unrealized depreciation of portfolio securities, net:
     End of period                                                      (3,610,715)               (2,873,740)
     Beginning of period                                                  (818,963)               (1,100,588)
                                                                       -----------               -----------
     Increase in unrealized depreciation, net                           (2,791,752)               (1,773,152)
                                                                       -----------               -----------
     Total increase (decrease) in net assets from operations           $(5,128,864)              $   285,818
                                                                       ===========               ===========



                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                      STATEMENTS OF CHANGES IN NET ASSETS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)



                                                                         2001                     2000
                                                                      -----------             ------------
 Operations:

      Net investment income                                           $ 1,420,848             $    712,335
      Realized gain (loss) on sales of portfolio
         securities, net                                               (3,757,960)               1,346,635
      Increase in unrealized depreciation of
         portfolio securities, net                                     (2,791,752)              (1,773,152)
                                                                      -----------             ------------
 Increase (decrease) in net assets from operations                     (5,128,864)                 285,818
                                                                      -----------             ------------
 Capital Transactions:

      (Increase) decrease related to officers' notes                     (536,780)                 223,943
      Non-cash compensation expense related to officers'
         stock options                                                 (1,356,819)                       -
      Repurchase shares of common stock                                (1,249,092)              (2,312,142)
                                                                      -----------             ------------
 Decrease in net assets from capital transactions                      (3,142,691)              (2,088,199)
                                                                      -----------             ------------
 Decrease in net assets                                                (8,271,555)              (1,802,381)

 Net assets at beginning of period                                     90,924,765              101,418,820
                                                                      -----------             ------------
 Net assets at end of period                                          $82,653,210             $ 99,616,439
                                                                      ===========             ============


                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)


                                                                          2001                       2000
                                                                      -------------              -------------
Cash flows from operating activities:
     Interest and dividends received                                  $     199,061              $   1,617,539
     Cash paid to management company, directors,
        bank and suppliers                                               (1,833,360)                (2,374,522)
                                                                      -------------              -------------
        Net cash used by operating activities                            (1,634,299)                  (756,983)
                                                                      -------------              -------------
Cash flows from investing activities:
     Purchase of portfolio securities                                    (4,573,874)                (9,896,062)
     Proceeds from sales of portfolio securities                         10,035,451                          -
     Principal payments from portfolio companies                                  -                  5,352,299
     (Advances) repayment from portfolio company                            (13,516)                    35,928
                                                                      -------------              -------------
        Net cash provided (used) by investing activities                  5,448,061                 (4,507,835)
                                                                      -------------              -------------
Cash flows from financing activities:
     Advances from bank                                                 136,300,000                108,200,000
     Repayments to bank                                                (150,850,000)              (107,240,831)
     Repurchase of common stock                                          (1,249,092)                (2,362,051)
     Payments received on officer notes                                      92,531                    991,161
     Dividend payments                                                       (1,442)                    (6,023)
                                                                      -------------              -------------
        Net cash used by financing activities                           (15,708,003)                  (417,744)
                                                                      -------------              -------------
Net decrease in cash and cash equivalents                               (11,894,241)                (5,682,562)

Cash and cash equivalents at beginning of period                         77,043,532                 55,819,682
                                                                      -------------              -------------
Cash and cash equivalents at end of period                            $  65,149,291              $  50,137,120
                                                                      =============              =============

                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)
                                  (Continued)


                                                                            2001                      2000
                                                                         -----------               -----------
Reconciliation of increase (decrease) in net assets from
     operations to net cash used by operating activities:

Increase (decrease) in net assets from operations                        $(5,128,864)              $   285,818

Adjustments to reconcile increase (decrease) in net assets from operations to net cash used by operating activities:

     Realized (gain) loss on sale of portfolio securities, net             3,757,960                (1,346,635)
     Increase in unrealized depreciation, net                              2,791,752                 1,773,152
     Accrued interest and dividends exchanged for
         portfolio securities                                             (1,414,571)                 (724,166)
     Non-cash compensation expense related to officers'
         stock options                                                    (1,356,819)                        -
     Increase in accrued interest receivable                                 (10,321)                 (719,285)
     Interest income on officer notes                                              -                   223,943
     Decrease in accounts payable                                           (232,078)                 (240,798)
     Decrease in due to management company                                   (41,358)                   (9,012)
                                                                         -----------               -----------
Net cash used by operating activities                                    $(1,634,299)              $  (756,983)
                                                                         ===========               ===========


                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
         SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)



                                                                                   2001                2000
                                                                                 -------              ------
Investment income                                                                $  0.28              $ 0.47

Expenses                                                                            0.04                0.35
                                                                                 -------              ------
Net investment income                                                               0.24                0.12

Realized gain (loss) on sale of portfolio securities, net                          (0.64)               0.23

Increase in unrealized depreciation of portfolio securities, net                   (0.48)              (0.30)
                                                                                 -------              ------
Increase (decrease) in net assets from operations                                  (0.88)               0.05
                                                                                 -------              ------
Capital Transactions:

Decrease related to officers' notes                                                 0.07                0.04

Non-cash compensation expense                                                      (0.23)                  -

Effect of common stock repurchase                                                   0.11                0.23
                                                                                 -------              ------
Increase (decrease) in net assets from capital transactions                        (0.05)               0.27
                                                                                 -------              ------
Net increase (decrease) in net assets                                              (0.93)               0.32

Net assets at beginning of period                                                  15.40               16.61
                                                                                 -------              ------
Net assets at end of period                                                      $ 14.47              $16.93
                                                                                 =======              ======
Ratio of expenses to average net assets                                             0.23%               2.11%

Ratio of expenses to average net assets, exclusive of non-cash
     compensation expense                                                           1.80%               2.11%

Ratio of net investment income to average net assets, exclusive of
     non-cash compensation expense                                                  0.07%               0.71%

Ratio of increase (decrease) in net assets from operations
     to average net assets, exclusive of non-cash compensation expense            (7.47)%               0.28%


                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 2001
                                  (Unaudited)





                                                                                    Date of
                 Portfolio Company                                             Initial Investment        Cost           Fair Value
                 -----------------                                             -------------------       ----           ----------
A. C. LIQUIDATING CORPORATION                                                     February 1985
    Asset held for liquidation
    -  10% secured promissory notes                                                                   $  188,014         $        -

AMERICAN TRENCHLESS TECHNOLOGY, LLC                                               February 2001
    Boring, tunneling and directional drilling
    -  100,000 shares of preferred stock                                                               1,000,000          1,000,000
    -  1,934,532 shares of common stock                                                                  116,550            116,550

THE BRADSHAW GROUP                                                                   May 2000
    Sells and services midrange and high-speed
     printing equipment
    -  1,335,000 shares of preferred stock                                                             1,335,000            335,000
    -  15% promissory note                                                                               222,945            222,945
    -  Warrant to buy 2,229,450 shares of common
       stock for $0.01 through May 2008                                                                        1                  -

CHAMPION WINDOW, INC.                                                               March 1999
    Primary aluminum window manufacturer & distributor
    -  1,400,000 shares of common stock                                                                1,400,000          6,200,000
    -  20,000 shares of preferred stock                                                                2,000,000          2,382,500

CONTAINER ACQUISITION, INC.                                                       February 1997
    Shipping container repair & storage
    -  1,370,000 shares of common stock                                                                1,370,000          2,870,000
    -  69,210 shares of preferred stock                                                                6,921,000          6,921,000
    -  Conditional warrant to buy up to 370,588 shares
       of common stock at $0.01 through June 2003                                                          1,000              1,000

DOANE PETCARE ENTERPRISES, INC.                                                    October 1995
    Manufacturer of private label pet food
    -  1,120,951 shares of common stock                                                                3,326,565          3,923,328
    -  15% promissory note with a face amount
       of $1,805,556                                                                                   1,275,403          1,275,403
    -  Warrants to buy 822,647 shares of common
       stock for $0.01 through March 2006                                                                601,852          2,871,039

THE DRILLTEC CORPORATION                                                           August 1998
    Provides protection & packaging for pipe & tubing
    -  Prime + 9.75% promissory note                                                                   1,000,000          1,000,000
    -  Warrant to buy 10% of the common
       equity for $100 through September 2002                                                                  -                  -


                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 2001
                                  (Unaudited)
                                  (Continued)




                                                                                    Date of
                 Portfolio Company                                             Initial Investment        Cost           Fair Value
                 -----------------                                             -------------------       ----           ----------
EQUICOM, INC.                                                                          July 1997
    Radio stations
    -  452,000 shares of common stock                                                               $  141,250         $        -
    -  657,611 shares of preferred stock                                                             6,576,110          2,000,000
    -  10% promissory note                                                                           2,618,750          2,618,750

EQUIPMENT SUPPORT SERVICES, INC.                                                     December 1999
    Equipment rental
    -  35,000 shares of common stock                                                                   101,500                  -
    -  35,000 shares of preferred stock                                                              1,929,000          1,362,000
    -  8% promissory note                                                                            1,138,000          1,138,000

FS STRATEGIES, INC.                                                                    June 2000
    Temporary staffing and web-based human
     resources provider
    -  110,000 shares of common stock                                                                5,500,000          1,200,000

GCS RE, INC.                                                                         February 1989
    Investment in real estate
    -  1,000 shares of common stock                                                                    132,910            600,000

NCI BUILDING SYSTEMS, INC.  (NYSE - NCS)                                               April 1989
    Design & manufacture metal buildings
    -  200,000 shares of common stock                                                                  159,784          3,650,000

PETROCON ENGINEERING, INC.                                                           September 1998
    Engineering, systems & construction management
    -  12% promissory note                                                                            4,663,356          4,663,356
    -  887,338 shares of common stock                                                                       635                635
    -  8% Series B junior subordinated promissory note                                                2,659,332          2,659,332
    -  Warrant to buy up to 1,552,571 shares of common
       stock at $0.01 per share through March 2009                                                            -                  -

RAYTEL MEDICAL CORPORATION                                                            August 1997
    (NASDAQ - RTEL)
    Cardiovascular monitoring & imaging
    -  11,024 shares of common stock                                                                    330,730             24,364

RELIANT WINDOW HOLDINGS, LLC                                                         February 2001
    Aluminum & vinyl window manufacturer & distributor
    -  36.86% membership interest                                                                         3,686              3,686


                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 2001
                                  (Unaudited)
                                  (Continued)



                                                                                    Date of
                 Portfolio Company                                             Initial Investment        Cost           Fair Value
                 -----------------                                             -------------------       ----           ----------
SOVEREIGN BUSINESS FORMS, INC.                                                      August 1996
    Business forms manufacturer
    -  16,740 shares of preferred stock                                                                $1,674,000        $1,674,000
    -  15% promissory notes                                                                             3,008,980         3,008,980
    -  Warrant to buy 551,894 shares of common stock
       at $1 per share through August 2006                                                                      -           734,019
    -  Warrant to buy 25,070 shares of common stock
       at $1.25 per share through October 2007                                                                  -            27,076
    -  Warrant to buy 273,450 shares of common stock
       at $1 per share through October 2009                                                                     -           363,689

SPECTRUM MANAGEMENT, LLC                                                           December 1999
    Business & personal property protection
    -  285,000 units of Class A equity interest                                                         2,850,000         2,850,000

STERNHILL PARTNERS I, LP                                                             March 2000
    Venture capital fund
    -  3% limited partnership interest                                                                  1,171,604         1,275,000

STRATEGIC HOLDINGS, INC.                                                           September 1995
    Processor of recycled glass
    -  3,089,751 shares of common stock                                                                 3,088,389                 -
    -  3,822,157 shares of Series B preferred stock                                                     3,820,624         3,250,000
    -  15% promissory note                                                                              6,750,000         6,750,000
    -  Warrant to buy 225,000 shares of common
       stock at $0.4643 per share through August 2005                                                           -                 -
    -  Warrant to buy 100,000 shares of common
       stock at $1.50 per share through August 2005                                                             -                 -
    -  Warrant to buy 2,219,237 shares of common
       stock at $0.01 per share through November 2005                                                           -                 -
    -  1,000 shares of SMIP, Inc. common stock                                                            150,000                 -
    -  15% promissory note of SMIP, Inc.                                                                  175,000           175,000

TRAVIS INTERNATIONAL, INC.                                                          December 1986
    Specialty distribution
    -  98,761 shares of common stock                                                                        5,397         1,200,000



                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 2001
                                  (Unaudited)
                                  (Continued)




                                                                                    Date of
                 Portfolio Company                                             Initial Investment        Cost           Fair Value
                 -----------------                                             -------------------       ----           ----------

Tulsa Industries, Inc.                                                              December 1997
    Manufacturer of oil & gas equipment
    -  209,089 shares of common stock                                                                  $ 5,500,000       $ 2,000,000
    -  1,058 shares of Series B preferred stock                                                          1,058,000         1,058,000
    -  Junior participation in promissory note                                                             655,769           655,769

Turfgrass America, Inc.                                                                May 1999
    Grows, sells & installs warm season turfgrasses
    -  211,184 shares of common stock                                                                      600,000           600,000
    -  1,507,226 shares of preferred stock                                                                 768,638           768,638
    -  12% subordinated promissory note
    -  with a face amount of $4,000,000                                                                  3,655,000         3,655,000
    -  12% subordinated promissory note                                                                    502,035           502,035
    -  Warrants to buy 250,412 shares of common
       stock at $0.51 through April 2010                                                                         -                 -

United Industrial Services, Inc.                                                      July 1998
    Field service for petrochemical & power
     generation industries
    -  35,000 shares of preferred stock                                                                  3,500,000         2,500,000
    -  15% promissory note                                                                                 585,000           585,000
    -  Warrant to buy 63,637 shares of common stock
       at $0.01 through June 2008                                                                              100               100
    -  Warrant to buy 18,887 shares of common
       stock at $0.01 through March 2011                                                                         -                 -

VANGUARD VII, L.P.                                                                    June 2000
    Venture capital fund
    -  1.3% limited partnership interest                                                                   900,000           850,000
                                                                                                       -----------       -----------
          Total                                                                                        $87,131,909       $83,521,194
                                                                                                       ===========       ===========


     Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

     In connection with the investments in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Sovereign Business Forms, Inc., Strategic Holdings, Inc., Turfgrass America, Inc. and United Industrial Services, Inc. rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.


                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 2001
                                  (Unaudited)
                                  (Continued)

     As defined in the Investment Company Act of 1940, at June 30, 2001, the Fund was considered to have a controlling interest in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management LLC, Strategic Holdings, Inc., Tulsa Industries, Inc. and United Industrial Services, Inc.

     Income was earned in the amount of $908,881 and $1,727,641 for the six months ended June 30, 2001 and 2000, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

     As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. ("Doane"), Equipment Support Services, Inc., Raytel Medical Corporation ("Raytel"), Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 85% of the total value of the investments in portfolio companies at June 30, 2001.

     The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund's portfolio companies (except for Doane and Raytel and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

     The Fund's investments in portfolio securities consist of the following types of securities at June 30, 2001:



                                                                                                    Percentage
           Type of Securities                          Cost                 Fair Value             of Fair Value
           ------------------                          ----                 ----------             -------------
Secured and Subordinated Debt                        $29,097,584             $28,909,570               34.6%
Preferred Stock                                       36,048,526              25,251,138               30.2%
Common Stock                                          16,457,556              20,384,877               24.4%
Limited Liability Company Investments                  2,853,686               2,853,686                3.5%
Limited Partnership Investments                        2,071,604               2,125,000                2.5%
Options and Warrants                                     602,953               3,996,923                4.8%
                                                     -----------             -----------              -----
Total                                                $87,131,909             $83,521,194              100.0%
                                                     ===========             ===========              =====

     The following is a summary by industry of the Fund's investments as of June 30, 2001:


         Industry                                       Fair Value                  Percentage
                                                    ------------------            ---------------
Business Products and Services                         $20,207,709                      24.2%
Industrial                                              16,876,650                      20.2%
Building Products                                       17,761,859                      21.3%
Energy                                                  12,037,092                      14.4%
Consumer Goods and Services                              8,094,134                       9.7%
Media                                                    4,618,750                       5.5%
Venture Funds and other                                  2,725,000                       3.3%
Retailing/Distribution                                   1,200,000                       1.4%
                                                       -----------                     -----
Total                                                  $83,521,194                     100.0%
                                                       ===========                     =====

                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000
                                  (Unaudited)

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

(2)  Management

     The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $25,000 is included in the accompanying Statements of Operations for each of the six months ended June 30, 2001 and 2000.

     The Management Company is controlled by a privately-owned corporation.

     As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $25,000 paid quarterly in arrears, a fee of $3,000 for each meeting of the Board of Directors attended in person, a fee of $1,500 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund's stock from time to time. (See Note 9). Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service.

(3)  Significant Accounting Policies

     Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $79,846,830 at June 30, 2001, and $90,328,540 (including $22,459 in publicly-traded securities, net of a $1,518 Valuation Discount) at December 31, 2000, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

(4)  Book to Tax Reconciliation

     The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for purposes of Section 4982 of the Internal Revenue Code from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. The Fund realized net capital gains (losses) of $(3,757,960) and $1,346,635 for the six months ended June 30, 2001 and 2000, respectively. For the tax year ended December 31, 2000, the Fund had a net capital loss carryover of $1,936,520 that will be applied to future years. The Fund had net investment income for tax purposes of $329,210 and $936,279 for the six months ended June 30, 2001 and 2000, respectively.

     The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes.



                                                     2001                      2000
                                                 -----------               -----------
Net realized gain (loss) on the sale
  of portfolio securities, book                  $(3,757,960)              $ 1,346,635
Post October 31, 1999 losses                               -                (4,595,416)
                                                 -----------               -----------
Net realized loss on the sale
  of portfolio securities, tax                   $(3,757,960)              $(3,248,781)
                                                 ===========               ===========


(5)  Dividends

     The Fund declared no dividends during the six months ended June 30, 2001 and 2000, respectively. The Fund has adopted a policy to make dividend distributions of at least $0.60 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeds $0.60 per share in any year, additional dividends may be declared to distribute such excess.

(6)  Temporary Cash Investments

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of loans and expenses, consist of $65,117,268 in money market accounts with Bank of America, N.A. earning interest at rates ranging from 1.88% to 2.10% per annum at June 30, 2001.

(7)  Portfolio Securities

     During the six months ended June 30, 2001, the Fund invested $1,120,236 in two new companies and made follow-on investments of $4,868,209 in eight companies, including $1,414,571 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital loss of $3,757,960 during the six months ended June 30, 2001.

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

(8)  Notes Payable to Bank

     The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. The Fund had $65,000,000 and $77,000,000 outstanding on such notes at June 30, 2001 and December 31, 2000, respectively, that was secured by $65,000,000 and $77,000,000 of the Fund's temporary cash investments. The line of credit promissory note expires July 1, 2002.

     The Fund has a $32,500,000 revolving line of credit with Bank of America, N.A. that expires on July 1, 2001. The Fund had $4,750,000 and $7,300,000 outstanding under such line of credit at June 30, 2001 and December 31, 2000, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the revolving line of credit. On July 1, 2001, the line of credit was extended to July 27, 2001.

     On July 27, 2001, the revolving line of credit was amended and reduced to $22,500,000 and the maturity date was extended to July 1, 2002. The new interest rate ranges from prime-1/4% to prime+1/2% or LIBOR+1.75% to LIBOR+2.50%. The interest rate at which the Fund can borrow is determined quarterly based on the Fund's ratio of publicly held securities.

     The average daily balances outstanding on the Fund's notes payable during the six months ended June 30, 2001 and 2000, were $6,466,851 and $18,450,650, respectively.

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

     Under the Stock Incentive Plan, options to purchase 76,000 and 306,773 shares of the Fund's common stock with a weighted average exercise price of $18.89 and $18.71 per share were outstanding at June 30, 2001 and 2000, respectively. Outstanding options at June 30, 2001 have exercise prices ranging from $9.29 to $27.44 and expire in May 2007 through May 2010. No options were exercised during the six months ended June 30, 2001 and 2000. On April 1, 2001, officers of the Fund surrendered options to acquire 224,616 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options have been cancelled. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. As a result of dividends paid since the issuance of the notes, 178,331 additional shares were issued to the officers and pledged to the Fund. In addition, in 2000, principal payments of $991,161 were made on the notes. In 2001, interest payments of $92,531 were made on the notes. On April 1, 2001, an officer surrendered 37,701 shares in payment of his note receivable and accrued interest aggregating $548,542. The Fund released 5,877 shares to the officer relating to this payment. As a result of the additional shares issued, payments made, and shares surrendered and released, the notes are secured by 789,111 and 832,689 shares of common stock and the outstanding note balance is $10,386,345 and $10,132,925 at June 30, 2001 and December 31, 2000, respectively.

     The notes receivable and related accrued interest, as well as 789,111 and 771,927 shares of pledged common stock, are not included in the Fund's net asset value per share at June 30, 2001 and December 31, 2000, respectively. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. As a result, compensation expense is adjusted to reflect the change in benefit based on the net asset value of the Fund that the officers would receive assuming that their notes were settled with their pledged common stock at the end of the reporting period. Non-cash compensation expense recorded under this arrangement was $(1,356,819) for the six months ended June 30, 2001. Interest earned on the notes receivable of $265,181 and $223,943 was recorded as an increase to additional paid in capital for the six months ended June 30, 2001 and 2000, respectively. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $14.31 and $16.59 per share at June 30, 2001 and 2000, respectively.

     As of June 30, 2001 and 2000, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to purchase shares at the market price pursuant to the treasury stock method.

(10) Commitments and Contingencies

     The Fund has made commitments to invest, under certain circumstances, up to an additional $2,000,000 in Container Care International, Inc., $37,000 in Equicom, Inc., $2,500,000 in FS Strategies, Inc. $5,246,300 in Reliant Building Products, Inc., $1,800,000 in Sternhill Partners I L.P. and $2,100,000 in Vanguard VII, L.P.

     The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

     On March 2, 2001, the Fund announced it would purchase up to 5% of its outstanding shares of common stock in open market transactions, subject to market conditions and limitations. As of June 30, 2001, the Fund had repurchased 135,900 shares for $1,249,092. The stock was repurchased at an average discount of 38.2% from its net asset value.

(11) Subsequent Events

     Subsequent June 30, 2001, the Fund repaid a net $63,300,000 of notes payable to the bank.

     Subsequent to June 30, 2001, the Fund repurchased an additional 28,700 shares of common stock for $267,826.

     In July 2001, the Fund advanced $1,487,500 to FS Strategies, Inc. in exchange for a 12% junior participation note.

     On July 31, 2001, the Fund entered into a Settlement Agreement and Plan of Reorganization with Petrocon Engineering, Inc. ("Petrocon") whereby the Fund will restructure its existing investment in Petrocon in order to facilitate Petrocon's merger into Industrial Data Systems Corporation ("IDS") (AMEX: IDS). IDS provides consulting services to the pipeline and process industries for the development, management and turnkey execution of engineering projects. Upon completion of the transaction, the Fund will receive, in exchange for its subordinated notes, warrant to purchase common stock and common stock of Petrocon, the following IDS securities: (i) $2.0 million in cash, (ii) a $3.0 million 9% promissory note, (iii) 2.5 million shares of 8% Series A Convertible Redeemable Preferred Stock, (iv) 958,000 shares of common stock and (v) a warrant to purchase an additional 200,000 shares of common stock at various prices and under certain conditions. The estimated fair market value of the securities to be received by the Fund does not differ materially from the recorded value at June 30, 2001.

     Subsequent to June 30, 2001, Tulsa Industries, Inc. ("Tulsa") completed the sale of substantially all of its assets to Weatherford International, Inc. ("Weatherford") (NYSE: WFT) in a stock for asset transaction. Accordingly, Tulsa plans to begin the process of an orderly liquidation. In connection with the liquidation, the Fund will receive its pro-rata share of the Weatherford stock along with cash and other securities. The estimated liquidation value of the Fund's investment in Tulsa as a result of this transaction does not differ materially from the recorded value at June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     At June 30, 2001, the Fund had $83,521,194 of its assets invested in portfolio securities of 24 companies, and has committed to invest up to an additional $13,683,300 in six of such companies. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At June 30, 2001, the Fund had $4,750,000 outstanding on a $32,500,000 revolving line of credit loan from a bank. On July 1, 2001, the loan was extended and then subsequently amended and renewed for $22,500,000 and the due date was extended until July 1, 2002.

     Net cash used by operating activities was $1,634,299 and $756,983 for the six months ended June 30, 2001 and 2000, respectively.

     At June 30, 2001, the Fund had $65,117,268 of its total assets of $152,921,134 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $65,000,000 from a $100,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on July 2, 2001.

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

     The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. On February 6, 2001, the Board of Directors approved a program to purchase up to 5% of the outstanding shares of the Fund's common stock, pursuant to which the Fund repurchased 135,900 shares for $1,249,092 through June 30, 2001. Such stock was repurchased at an average discount of 38.2% from its net asset value.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

     Net investment income after all expenses amounted to $1,420,848 and $712,335 for the six months ended June 30, 2001 and 2000, respectively. The increase in net investment income in 2001 is primarily due to a credit charged to compensation expense in accordance with variable plan accounting required for the stock options issued to the officers. This credit is offset by a decrease in income from portfolio securities. Income from portfolio securities was $1,527,864 for the six months ended June 30, 2001 and $2,489,061 for the comparable period in 2000. The decrease is attributable to the interest received upon the repayment of the notes from Video Rental of Pennsylvania, Inc. during the first quarter of 2000 and from interest no longer being accrued on notes receivable from certain portfolio companies in 2001. Other income is $55,000 for the six months ended June 30, 2001 and $293,389 for the comparable period in 2000. The decrease in 2001 is primarily related to a fee received in conjunction with the Fund's investment in FS Strategies, Inc. in the six months ended June 30, 2000. Professional fees increased to $259,167 in 2001 from $40,160 in 2000 due to an increase in the 2001 annual fee paid to the New York Stock Exchange and legal fees incurred in 2001 related to the sale of the Fund's investment in Stephen L. LaFrance Holdings, Inc. and a potential purchase of a portfolio company that did not occur. Director fees and expenses increased to $136,047 in 2001 from $118,651 in 2000 due to additional meetings held in the first quarter of 2001. Interest expense decreased to $158,200 in 2001 from $793,969 in 2000 due to a decrease in the average daily balances outstanding on the lines of credit to $6,466,851 during the six months ended June 30, 2001 from $18,450,650 during the comparable period in 2000.

    The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $842,465 and $1,004,044 during the six months ended June 30, 2001 and 2000, respectively. The decrease in management fees during the six months ended June 30, 2001 was due to the decrease in net assets.

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

     Under the Stock Incentive Plan, options to purchase 76,000 and 306,773 shares of the Fund's common stock with a weighted average exercise price of $18.89 and $18.71 per share were outstanding at June 30, 2001 and 2000, respectively. Outstanding options at June 30, 2001 have exercise prices ranging from $9.29 to $27.44 and expire in May 2007 through May 2010. On April 1, 2001, officers of the Fund surrendered options to acquire 224,616 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options have been cancelled. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes bear interest at 5.42% per annum, have limited recourse and are due on or before September 30, 2008. The notes are secured by the 654,358 shares, including any proceeds or dividends paid thereon. As a result of the dividends paid since issuance of the notes, 178,331 additional shares were issued to the officers and pledged to the Fund. In addition, in 2000, principal payments of $991,161 were made on the notes. In 2001, interest payments of $92,531 were made on the notes. On April 1, 2001, an officer surrendered 37,701 shares in payment of his note receivable and accrued interest. The Fund released 5,877 shares to the officer relating to this payment. As a result of the additional shares issued, shares surrendered, shares released and payments made, the notes are secured by 789,111 and 832,689 shares of common stock and the outstanding note balance is $10,386,345 and $10,132,925 at June 30, 2001 and December 31, 2000, respectively.

     The notes receivable and related accrued interest, as well as 789,111 and 771,927 shares of common stock, are not included in the Fund's net asset value per share at June 30, 2001 and December 31, 2000. The shares of stock financed by the notes from the officers will be included in the net asset value per share as the shares are released from collateral. Shares may be released as payments on the notes are made or as the value of the collateral increases. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes. As a result, compensation expense is adjusted to reflect the change in benefit based on the net asset value of the Fund that the officers would receive assuming that their notes were settled with their pledged common stock at the end of the reporting period. Non-cash compensation expense recorded for the six months ended June 30, 2001 and 2000 was $(1,356,819) and $0, respectively. Interest earned on the notes receivable of $265,181 and $223,943 was recorded as an increase to additional paid in capital for the six months ended June 30, 2001 and 2000, respectively. If the notes and the shares were included in the Fund's balance sheet, the net asset value would have been $14.31 and $16.59 per share at June 30, 2001 and 2000, respectively.

     As of June 30, 2001 and 2000, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund would use the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

     During the six months ended June 30, 2001, the Fund realized net capital losses of $3,757,960 from the sale of securities of one Portfolio Company and realized losses on three Portfolio Companies. The Fund sold its investment in Stephen L. LaFrance Holdings, Inc. for $10,000,000, realizing a capital gain of $7,501,548. In addition, the Fund wrote off its remaining shares of Paracelsus Healthcare Corporation, realizing a capital loss of $4,299,450. The Fund also wrote off its remaining investment in Hot & Cool Holdings, Inc. realizing a capital loss of $5,775,000. Also, the Fund wrote off its remaining investment in CRC Holdings, Corp., realizing a capital loss of $1,192,114. Also, the Fund received proceeds from the sale of an investment in Sternhill Partners, L.P., realizing a capital gain of $7,056.

     During the six months ended June 30, 2000, the Fund realized net capital gains of $1,346,635 as a result of additional compensation related to the previous sale of three Portfolio Companies. The Fund realized a capital gain of $680,636 as a result of additional compensation from the escrow account related to the 1998 sale of WMW Industries. The Fund realized a capital gain of $680,258 as a result of additional compensation from the escrow account related to the 1999 sale of HTD Corporation. The Fund also wrote off a receivable from Restaurant Development Group realizing a capital loss of $8,315. In addition, during the quarter, the Fund received proceeds from Video Rental of Pennsylvania, Inc. in the amount of $3,722,349 for repayment of the outstanding notes payable and $250,000 for redemption of the common and preferred stock and did not realize a capital gain or loss. The Fund also received proceeds from Equus Video Corporation and realized a capital loss of $5,944.

DEPRECIATION OF PORTFOLIO SECURITIES

     Net unrealized depreciation on investments increased $2,791,752 during the six months ended June 30, 2001, from $818,963 to $3,610,715. Such increase resulted from increases in the estimated fair value of securities of two of the Fund's Portfolio Companies aggregating $3,040,000, decreases in the estimated fair value of securities of eight of the Fund's Portfolio Companies aggregating $10,079,252 and the transfer of $4,247,500 in net unrealized appreciation to net realized gains from the sale or disposition of investments in five of the Fund's Portfolio Companies.

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

DIVIDENDS

     The Fund declared no dividends for the six months ended June 30, 2001 and 2000.

PORTFOLIO INVESTMENTS

     During the six months ended June 30, 2001, the Fund invested $1,120,236 in two new companies and made follow-on investments of $4,868,209 in eight portfolio companies, including $1,414,571 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

     During the six months ended June 30, 2001, the Fund received an additional 4,927 and 729 shares of preferred stock of Container Acquisition, Inc and Sovereign Business Forms, Inc. ("Sovereign") in payment of $492,700 and $72,900 in dividends, respectively. In addition, Sovereign elected to convert $215,236 of accrued interest into the balance of the 15% promissory notes due to the Fund.

     On February 7, 2001, the Fund invested an additional $300,000 in Sternhill Partners I, L.P. pursuant to a $3,000,000 commitment made in March 2000. $1,200,000 of such commitment has been funded through June 30, 2001.

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

     On March 26, 2001, the Fund invested an additional $1,805,556 in Summit/DPC Partners to allow the partnership to provide a working capital loan to Doane Pet Care Enterprises ("Doane"). Summit/DPC Partners received a promissory note and warrants to acquire common stock of Doane in exchange for the loan. In April 2001, Summit/DPC Partners was liquidated and the fund received 1,120,951 shares of Doane common stock, a 15% promissory note valued at $1,203,704, with a face value at maturity of $1,805,556, and a warrant to acquire 822,647 shares of common stock for $0.01 through March 2006. During the first six months of 2001, the original issue discount accretion on the promissory note amounted to $71,699.

     On April 5, 2001, the Fund advanced $56,500 to Equicom, Inc. pursuant to a 10% promissory note.

     On April 24, 2001, the Fund advanced $222,945 to The Bradshaw Group in exchange for a 15% promissory note.

     On June 5, 2001, the Fund invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in June 2000. $900,000 of such commitment has been funded through June 30, 2001.

     During the six months ended June 30, 2001, the Fund purchased 1,507,226 shares of preferred stock in Turfgrass America, Inc. ("Turfgrass") for $768,638. In addition, the Fund received a warrant to purchase 250,412 shares of Turfgrass common stock at $0.51 through April 2010. Also, a 12% promissory note in the amount of $502,035 was issued in payment of the accrued interest receivable on the 1999 note through March 31, 2001. For the six months ended June 30, 2001, the original issue discount accretion on the discounted 12% subordinated promissory note due from Turfgrass amounted to $60,000, bringing the balance of the note to $3,655,000 at June 30, 2001. The original issue discount is being accreted over the life of the note.

SUBSEQUENT EVENTS

     Subsequent to June 30, 2001, the Fund repaid a net $63,300,000 of notes payable to the bank.

     Subsequent to June 30, 2001, the Fund repurchased an additional 28,700 shares of common stock for $267,826.

     In July 2001, the Fund advanced $1,487,500 to FS Strategies, Inc. in exchange for a 12% junior participation note.

     On July 31, 2001, the Fund entered into a Settlement Agreement and Plan of Reorganization with Petrocon Engineering, Inc. ("Petrocon") whereby the Fund will restructure its existing investment in Petrocon in order to facilitate Petrocon's merger into Industrial Data Systems Corporation ("IDS") (AMEX: IDS). IDS provides consulting services to the pipeline and process industries for the development, management and turnkey execution of engineering projects. Upon completion of the transaction, the Fund will receive, in exchange for its subordinated notes, warrant to purchase common stock and common stock of Petrocon, the following IDS securities: (i) $2.0 million in cash, (ii) a $3.0 million 9% promissory note, (iii) 2.5 million shares of 8% Series A Convertible Redeemable Preferred Stock, (iv) 958,000 shares of common stock and (v) a warrant to purchase an additional 200,000 shares of common stock at various prices and under certain conditions. The estimated fair market value of the securities to be received by the Fund does not differ materially from the recorded value at June 30, 2001.

     Subsequent to June 30, 2001, Tulsa Industries, Inc. ("Tulsa") completed the sale of substantially all of its assets to Weatherford International, Inc. ("Weatherford") (NYSE: WFT) in a stock for asset transaction. Accordingly, Tulsa plans to begin the process of an orderly liquidation. In connection with the liquidation, the Fund will receive its pro-rata share of the Weatherford stock along with cash and other securities. The estimated liquidation value of the Fund's investment in Tulsa as a result of this transaction does not differ materially from the recorded value at June 30, 2001.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Fund held its annual meeting of shareholders on May 3, 2001. At the meeting, shareholders voted on (i) the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein; (ii) the ratification of the selection of Arthur Andersen LLP as the Fund's independent auditors for the fiscal year ending December 31, 2001; (iii) the approval of the amendment of the 1997 Stock Incentive Plan; (iv) the approval of the shareholder proposal for the Board of Directors to take action to ensure that the Fund shares trade at less than a 5% discount to net asset value ("Shareholder Proposal #1); and (v) the approval of the shareholder proposal for the Board of Directors to hire a proxy advisory firm, chosen by shareholder vote (Shareholder Proposal #2).

     The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:



            Name of Nominee               For      Withheld
            ---------------               ---      --------

           Sam P. Douglass             5,627,946    288,438
           Gregory J. Flanagan         5,628,281    288,103
           Robert L. Knauss            5,626,751    289,633
           Nolan Lehmann               5,627,946    288,438
           Gary R. Petersen            5,627,929    288,455
           John W. Storms              5,628,281    288,103
           Dr. Francis D. Tuggle       5,627,929    288,455
           Dr. Edward E. Williams      5,628,281    288,103

     The table below sets forth, as to the other matter voted upon, the number of shares voted for the proposal, against the proposal and shares that abstained.

          Proposal              For       Against    Abstain   Broker Non-Votes
          --------              ---       -------    -------   ----------------
Ratification of auditors       5,772,664      79,916    63,803
Amendment of the 1997 Stock
  Incentive Plan               3,111,786     597,510    94,872        2,112,216
Shareholder Proposal #1        1,025,585   2,651,691   126,892        2,112,216
Shareholder Proposal #2          656,475   3,022,050   125,646        2,112,213


     All nominees to the Registrant's Board of Directors were elected, the Fund's selection of independent auditors was ratified and the amendment of the 1997 Stock Incentive Plan was approved. Shareholder proposal #1 and #2 were not approved.


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


Date:  August 14, 2001                     EQUUS II INCORPORATED

                                           /s/ Nolan Lehmann
                                           ------------------------------
                                           Nolan Lehmann
                                           President and Principal Financial
                                           and Accounting Officer