Form 10-Q
period 2001-09-30
EQUUS II INC
filed 2001-11-14
CIK 878932

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $42,079,895 computed on the basis of $8.45 per share, closing price of the common stock on the New York Stock Exchange Inc. on November 13, 2001. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 5,666,383 shares of the registrant's common stock, $.001 par value, outstanding, as of November 13, 2001. The net asset value of a share at September 30, 2001 was $13.82.

Documents incorporated by reference:  None

                             EQUUS II INCORPORATED
                           (A Delaware Corporation)

                                     INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE
                                                                        ----
          Item 1.  Financial Statements

                   Balance Sheets

                   --September 30, 2001 and December 31, 2000             1

                   Statements of Operations

                   --For the three months ended September 30,
                     2001 and 2000                                        2

                   --For the nine months ended September 30,
                     2001 and 2000                                        3

                   Statements of Changes in Net Assets

                   --For the nine months ended September 30,
                     2001 and 2000                                        4

                   Statements of Cash Flows

                   --For the nine months ended September 30,
                     2001 and 2000                                        5

                   Selected Per Share Data and Ratios

                  --For the nine months ended September 30,
                    2001 and 2000                                         7

                   Schedule of Portfolio Securities

                   --September 30, 2001                                   8

                   Notes to Financial Statements                         14

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   20

          Item 3.  Quantitative and Qualitative Disclosure about
                   Market Risk                                           25

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                      26

SIGNATURE                                                                26

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             EQUUS II INCORPORATED
                                BALANCE SHEETS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                  (Unaudited)

                                                                2001           2000
                                                            ------------   ------------
Assets
------

Investments in portfolio securities at fair value
     (cost $89,885,028 and $94,936,875, respectively)       $ 83,251,281   $ 94,117,912
Temporary cash investments, at cost which
     approximates fair value                                  65,152,352     77,041,332
Cash                                                              20,889          2,200
Accounts receivable                                               45,622            867
Accrued interest receivable                                    4,030,301      4,855,256
                                                            ------------   ------------
          Total assets                                       152,500,445    176,017,567
                                                            ------------   ------------
Liabilities and net assets
--------------------------

Liabilities:
     Accounts payable                                            162,055        338,178
     Due to management company                                   391,485        454,624
     Notes payable to bank                                    73,650,000     84,300,000
                                                            ------------   ------------
          Total liabilities                                   74,203,540     85,092,802
                                                            ------------   ------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding                              -              -
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 5,666,383 and 6,674,577 shares
        outstanding                                                5,666          6,675
     Additional paid-in capital                               83,658,268     98,046,809
     Notes receivable from officers related to
        771,927 shares of common stock                                 -    (10,132,925)
     Undistributed net investment income                       1,521,467         36,936
     Undistributed net capital gains (losses)                   (254,749)     3,786,233
     Unrealized depreciation of portfolio securities, net     (6,633,747)      (818,963)
                                                            ------------   ------------
          Total net assets                                  $ 78,296,905   $ 90,924,765
                                                            ============   ============
          Net assets per share                                    $13.82         $15.40
                                                            ============   ============

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)


                                                                      2001                     2000
                                                                   -----------             ------------
Investment income:
     Income from portfolio securities                              $   480,866             $  1,225,265
     Interest from temporary cash investments                           14,482                   44,291
     Other income                                                            -                   26,079
                                                                   -----------             ------------
          Total investment income                                      495,348                1,295,635
                                                                   -----------             ------------
Expenses:
     Management fees                                                   391,485                  452,606
     Non-cash compensation expense                                    (180,037)                       -
     Director fees and expenses                                         56,929                   58,164
     Professional fees                                                  12,093                   28,245
     Administrative fees                                                12,500                   12,500
     Mailing, printing and other expenses                               (5,336)                  41,605
     Interest expense                                                  136,991                  557,193
     Franchise taxes                                                     7,040                    7,840
                                                                   -----------             ------------
          Total expenses                                               431,665                1,158,153
                                                                   -----------             ------------
Net investment income                                                   63,683                  137,482
                                                                   -----------             ------------
Realized gain (loss) on sales of portfolio securities, net            (283,022)               3,397,734
                                                                   -----------             ------------
Unrealized depreciation of portfolio securities, net:
     End of period                                                  (6,633,747)             (14,168,303)
     Beginning of period                                            (3,610,715)              (2,873,741)
                                                                   -----------             ------------
     Increase in unrealized depreciation, net                       (3,023,032)             (11,294,562)
                                                                   -----------             ------------
     Total decrease in net assets from operations                  $(3,242,371)            $ (7,759,346)
                                                                   ===========             ============

                         The accompanying notes are an
                  integral part of these financial statements.

                             EQUUS II INCORPORATED
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)


                                                                      2001                     2000
                                                                   -----------             ------------
Investment income:
     Income from portfolio securities                              $ 2,008,731             $  3,714,325
     Interest from temporary cash investments                           55,570                   98,888
     Other income                                                       55,000                  319,469
                                                                   -----------             ------------
          Total investment income                                    2,119,301                4,132,682
                                                                   -----------             ------------
Expenses:
     Management fees                                                 1,233,950                1,456,650
     Non-cash compensation expense                                  (1,536,856)                       -
     Director fees and expenses                                        192,976                  176,815
     Professional fees                                                 271,260                   68,405
     Administrative fees                                                37,500                   37,500
     Mailing, printing and other expenses                               56,759                   70,868
     Interest expense                                                  295,191                1,351,162
     Franchise taxes                                                    83,990                  121,465
                                                                   -----------             ------------
          Total expenses                                               634,770                3,282,865
                                                                   -----------             ------------
Net investment income                                                1,484,531                  849,817
                                                                   -----------             ------------
Realized gain (loss) on sales of portfolio securities, net          (4,040,983)               4,744,369
                                                                   -----------             ------------
Unrealized depreciation of portfolio securities, net:
     End of period                                                  (6,633,747)             (14,168,303)
     Beginning of period                                              (818,963)              (1,100,588)
                                                                   -----------             ------------
     Increase in unrealized depreciation, net                       (5,814,784)             (13,067,715)
                                                                   -----------             ------------
     Total decrease in net assets from operations                  $(8,371,236)            $ (7,473,529)
                                                                   ===========             ============

                         The accompanying notes are an
                  integral part of these financial statements.

                             EQUUS II INCORPORATED
                      STATEMENTS OF CHANGES IN NET ASSETS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                                     2001                    2000
                                                                 ------------            ------------
 Operations:

      Net investment income                                      $  1,484,531            $    849,817
      Realized gain (loss) on sales of portfolio
         securities, net                                           (4,040,983)              4,744,369
      Increase in unrealized depreciation of
         portfolio securities, net                                 (5,814,784)            (13,067,715)
                                                                 ------------            ------------
 Decrease in net assets from operations                            (8,371,236)             (7,473,529)
                                                                 ------------            ------------
 Capital Transactions:
      Increase (decrease) related to officers' notes                 (536,780)                335,915
      Non-cash compensation expense related to officers'
         stock options                                             (1,536,856)                      -
      Repurchase shares of common stock                            (2,182,988)             (3,759,988)
                                                                 ------------            ------------
 Decrease in net assets from capital transactions                  (4,256,624)             (3,424,073)
                                                                 ------------            ------------
 Decrease in net assets                                           (12,627,860)            (10,897,602)

 Net assets at beginning of period                                 90,924,765             101,418,820
                                                                 ------------            ------------
 Net assets at end of period                                     $ 78,296,905            $ 90,521,218
                                                                 ============            ============

                         The accompanying notes are an
                  integral part of these financial statements.

                             EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                                       2001                      2000
                                                                  -------------             -------------
Cash flows from operating activities:
     Interest and dividends received                              $     363,515             $   2,031,259
     Cash paid to management company, directors,
        bank and suppliers                                           (2,409,447)               (3,548,790)
                                                                  -------------             -------------
        Net cash used by operating activities                        (2,045,932)               (1,517,531)
                                                                  -------------             -------------
Cash flows from investing activities:
     Purchase of portfolio securities                                (7,140,284)               (9,952,562)
     Proceeds from sales of portfolio securities                     10,071,403                 6,753,517
     Principal payments from portfolio companies                              -                 5,355,763
     (Advances) repayment from portfolio companies                      (13,579)                   50,263
                                                                  -------------             -------------
        Net cash provided by investing activities                     2,917,540                 2,206,981
                                                                  -------------             -------------
Cash flows from financing activities:
     Advances from bank                                             205,400,000               230,000,000
     Repayments to bank                                            (216,050,000)             (223,600,000)
     Repurchase of common stock                                      (2,182,988)               (3,847,094)
     Payments received on officer notes                                  92,531                   991,161
     Dividend payments                                                   (1,442)                   (6,023)
                                                                  -------------             -------------
        Net cash provided (used) by financing activities            (12,741,899)                3,538,044
                                                                  -------------             -------------
Net increase (decrease) in cash and cash equivalents                (11,870,291)                4,227,494

Cash and cash equivalents at beginning of period                     77,043,532                55,819,682
                                                                  -------------             -------------
Cash and cash equivalents at end of period                        $  65,173,241             $  60,047,176
                                                                  =============             =============

                         The accompanying notes are an
                  integral part of these financial statements.

                             EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)
                                  (Continued)

                                                                        2001                    2000
                                                                     -----------             -----------
Reconciliation of decrease in net assets from
     operations to net cash used by operating activities:

Decrease in net assets from operations                               $(8,371,236)            $(7,473,529)

Adjustments to reconcile decrease in net assets from operations to net cash used by operating activities:

     Realized (gain) loss on sale of portfolio securities, net         4,040,983              (4,744,369)
     Increase in unrealized depreciation, net                          5,814,784              13,067,715
     Accrued interest and dividends exchanged for
         portfolio securities                                         (1,950,830)             (1,067,861)
     Non-cash compensation expense related to officers'
         stock options                                                (1,536,856)                      -
     Increase in accounts receivable                                        (600)                      -
     (Increase) decrease in accrued interest receivable                  195,643              (1,369,477)
     Interest income on officer notes                                          -                 335,915
     Decrease in accounts payable                                       (174,681)               (211,437)
     Decrease in due to management company                               (63,139)                (54,488)
                                                                     -----------             -----------
Net cash used by operating activities                                $(2,045,932)            $(1,517,531)
                                                                     ===========             ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                             EQUUS II INCORPORATED
         SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                                               2001                2000
                                                                             --------             -------

Investment income                                                            $   0.36             $  0.70

Expenses                                                                         0.11                0.56
                                                                             --------             -------
Net investment income                                                            0.25                0.14

Realized gain (loss) on sale of portfolio securities, net                       (0.69)               0.80

Increase in unrealized depreciation of portfolio securities, net                (1.00)              (2.20)
                                                                             --------             -------
Decrease in net assets from operations                                          (1.44)              (1.26)
                                                                             --------             -------
Capital Transactions:

Increase (decrease) related to officers' notes                                  (0.10)               0.06

Non-cash compensation expense                                                   (0.27)                  -

Effect of common stock repurchase                                                0.23                0.34
                                                                             --------             -------
Increase (decrease) in net assets from capital transactions                     (0.14)               0.40
                                                                             --------             -------
Net decrease in net assets                                                      (1.58)              (0.86)

Net assets at beginning of period                                               15.40               16.61
                                                                             --------             -------
Net assets at end of period                                                  $  13.82             $ 15.75
                                                                             ========             =======
Ratio of expenses to average net assets                                          0.75%               3.42%

Ratio of expenses to average net assets, exclusive of non-cash
     compensation expense                                                        2.57%               3.42%

Ratio of net investment income to average net assets                             1.75%               0.89%

Ratio of net investment income to average net assets, exclusive of
     non-cash compensation expense                                             (0.06)%               0.89%

Ratio of decrease in net assets from operations to average net assets          (9.89)%             (7.79)%

Ratio of decrease in net assets from operations to average net
     assets, exclusive of non-cash compensation expense                       (11.71)%             (7.79)%

                         The accompanying notes are an
                  integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                              SEPTEMBER 30, 2001
                                  (Unaudited)

                                                         Date of
                                                         Initial
                Portfolio Company                      Investment           Cost           Fair Value
               -------------------                     ----------          ------          ----------
A.C. LIQUIDATING CORPORATION                         February 1985
 Asset held for liquidation
 -10% secured promissory notes *                                            $  188,014         $        -

AMERICAN TRENCHLESS TECHNOLOGY, LLC                  February 2001
 Boring, tunneling and directional drilling
 -100,000 shares of preferred stock                                           1,000,000          1,000,000
 -1,934,532 shares of common stock                                              116,550            116,550

THE BRADSHAW GROUP                                      May 2000
 Sells and services midrange and high-speed
 printing equipment
 -1,335,000 shares of preferred stock                                         1,335,000                  -
 -Prime + 2% promissory note                                                          -            398,383
 -15% promissory note                                                           222,945            222,945
 -15% promissory note                                                           222,945            222,945
 -Warrant to buy 2,229,450 shares of common
  stock for $0.01 through May 2008                                                    1                  -

CHAMPION WINDOW, INC.                                  March 1999
 Primary aluminum window manufacturer
 & distributor
 -1,400,000 shares of common stock                                            1,400,000          7,200,000
 -20,000 shares of preferred stock                                            2,000,000          2,427,500

CONTAINER ACQUISITION, INC.                           February 1997
 Shipping container repair & storage
 -1,370,000 shares of common stock                                            1,370,000          2,870,000
 -70,954 shares of preferred stock                                            7,095,400          7,095,400
 -Conditional warrant to buy up to 370,588 shares
  of common stock at $0.01 through June 2003                                      1,000              1,000

DOANE PETCARE ENTERPRISES, INC.                        October 1995
 Manufacturer of private label pet food
 -1,943,598 shares of common stock                                            3,936,643          6,794,367
 -15% promissory note with a face amount
  of $1,805,556                                                               1,349,647          1,349,647

THE DRILLTEC CORPORATION                               August 1998
 Provides protection & packaging for pipe & tubing
 -Prime + 9.75% promissory note *                                             1,000,000            500,000
 -Warrant to buy 10% of the common
  equity for $100 through September 2002                                              -                  -

                         The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                              SEPTEMBER 30, 2001
                                  (Unaudited)
                                  (Continued)

                                                         Date of
                                                         Initial
                Portfolio Company                      Investment             Cost           Fair Value
               -------------------                     ----------            ------          ----------
EQUICOM, INC.                                           July 1997
 Radio stations
 -452,000 shares of common stock                                             $  141,250         $        -
 -657,611 shares of preferred stock                                           6,576,110          2,000,000
 -10% promissory note                                                         2,618,750          2,618,750

EQUIPMENT SUPPORT SERVICES, INC.                        December 1999
 Equipment rental
 -35,000 shares of common stock                                                 101,500                  -
 -35,000 shares of preferred stock                                            1,929,000            500,000
 -8% promissory note *                                                        1,138,000          1,138,000

FS STRATEGIES, INC.                                     June 2000
 Temporary staffing and web-based human
 resources provider
 -110,000 shares of common stock                                              7,166,667          2,866,667

GCS RE, INC.                                            February 1989
 Investment in real estate
 -1,000 shares of common stock                                                  132,910            650,000

NCI BUILDING SYSTEMS, INC. (NYSE-NCS)                   April 1989
 Design & manufacture metal buildings
 -200,000 shares of common stock                                                159,784          2,300,000

PETROCON ENGINEERING, INC.                              September 1998
 Engineering, systems & construction management
 -12% promissory note *                                                       4,663,356          4,663,356
 -887,338 shares of common stock                                                    635                635
 -8% Series B junior subordinated promissory note *                           2,659,332          2,659,332
 -Warrant to buy up to 1,552,571 shares of common
  stock at $0.01 per share through March 2009                                         -                  -

RELIANT WINDOW HOLDINGS, LLC                            February 2001
 Aluminum & vinyl window manufacturer & distributor
 -36.86% membership interest                                                    372,256            372,256

                         The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                              SEPTEMBER 30, 2001
                                  (Unaudited)
                                  (Continued)

                                                         Date of
                                                         Initial
                Portfolio Company                      Investment             Cost           Fair Value
               -------------------                     ----------            ------          ----------
SOVEREIGN BUSINESS FORMS, INC.                         August 1996
 Business forms manufacturer
 -17,117 shares of preferred stock                                           $1,711,700         $1,711,700
 -15% promissory notes                                                        3,151,562          3,151,562
 -Warrant to buy 551,894 shares of common stock
  at $1 per share through August 2006                                                 -            734,019
 -Warrant to buy 25,070 shares of common stock
  at $1.25 per share through October 2007                                             -             27,076
 -Warrant to buy 273,450 shares of common stock
  at $1 per share through October 2009                                                -            363,689

SPECTRUM MANAGEMENT, LLC                               December 1999
 Business & personal property protection
 -285,000 units of Class A equity interest                                    2,850,000          2,850,000

STERNHILL PARTNERS I, LP                               March 2000
 Venture capital firm
 -3% limited partnership interest                                             1,471,604          1,300,000

STRATEGIC HOLDINGS, INC.                               September 1995
 Processor of recycled glass
 -3,089,751 shares of common stock                                            3,088,389                  -
 -3,822,157 shares of Series B preferred stock                                3,820,624          3,250,000
 -15% promissory note *                                                       6,750,000          6,750,000
 -Warrant to buy 225,000 shares of common
  stock at $0.4643 per share through August 2005                                      -                  -
 -Warrant to buy 100,000 shares of common
  stock at $1.50 per share through August 2005                                        -                  -
 -Warrant to buy 2,219,237 shares of common
  stock at $0.01 per share through November 2005                                      -                  -
 -1,000 shares of SMIP, Inc. common stock                                       150,000                  -
 -15% promissory note of SMIP, Inc. *                                           175,000            175,000

TRAVIS INTERNATIONAL, INC.                             December 1986
 Specialty distribution
 -98,761 shares of common stock                                                   5,398          1,200,000

TULSA INDUSTRIES, INC.                                 December 1997
 Manufacturer of oil & gas equipment
 -209,089 shares of common stock                                              5,500,000          1,164,485
 -1,058 shares of Series B preferred stock                                    1,058,000            828,156

                         The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                              SEPTEMBER 30, 2001
                                  (Unaudited)
                                  (Continued)

                                                         Date of
                                                         Initial
                Portfolio Company                      Investment             Cost           Fair Value
               -------------------                     ----------            ------          ----------
TURFGRASS AMERICA, INC.                                May 1999
 Grows, sells & installs warm season turfgrasses
 -211,184 shares of common stock                                          $   600,000      $   600,000
 -1,507,226 shares of preferred stock                                         768,638          768,638
 -12% subordinated promissory note
  with a face amount of $4,000,000                                          3,685,000        3,685,000
 -12% subordinated promissory note                                            502,035          502,035
 -Warrants to buy 250,412 shares of common
  stock at $0.51 through April 2010                                                 -                -

UNITED INDUSTRIAL SERVICES, INC.                       July 1998
 Field service for petrochemical & power
 generation industries
 -35,000 shares of preferred stock                                          3,500,000        2,500,000
 -15% promissory note                                                         626,958          626,958
 -Warrant to buy 63,637 shares of common stock
  at $0.01 through June 2008                                                      100              100
 -Warrant to buy 18,887 shares of common
  stock at $0.01 through March 2011                                                 -                -

VANGUARD VII, L.P.                                     June 2000
 Venture capital fund
 -1.3% limited partnership interest                                           900,000          800,000

WEATHERFORD INTERNATIONAL (NYSE-WFT)                   July 2001
 Provides equipment & services used for the
 drilling, completion, and production of oil
 and natural gas wells
 -11,927 shares of common stock                                               672,325          295,130
                                                                          -----------      -----------
        Total                                                             $89,885,028      $83,251,281
                                                                          ===========      ===========

* The Fund is not recording any additional accrued interest receivable on these notes, although the Portfolio Companies are still liable for such interest and it may be collected in the future. The accrued interest receivable on these notes is $3,319,402.

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

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                              SEPTEMBER 30, 2001
                                  (Unaudited)
                                  (Continued)

expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

     As defined in the Investment Company Act of 1940, at September 30, 2001, the Fund was considered to have a controlling interest in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management LLC, Strategic Holdings, Inc., Tulsa Industries, Inc. and United Industrial Services,
Inc.   The fair value of the Fund's investment in Weatherford International includes a discount of $9,128 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at September 30, 2001.

     Income was earned in the amount of $1,177,552 and $2,444,997 for the nine months ended September 30, 2001 and 2000, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

     As defined in the Investment Company Act of 1940, all of the Fund's investments, except Sternhill Partners I, L.P. and Vanguard VII, L.P., are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the eligible portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. ("Doane"), Equipment Support Services, Inc. and Weatherford International. The Fund provides significant managerial assistance to portfolio companies that comprise 85% of the total value of the investments in portfolio companies at September 30, 2001.

     The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund's portfolio companies (except for Doane and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

     The Fund's investments in portfolio securities consist of the following types of securities at September 30, 2001:

                                                                                                      Percentage
          Type of Securities                          Cost                   Fair Value             of Fair Value
         --------------------                        ------                  ----------             --------------
Secured and Subordinated Debt                        $28,953,545               $28,663,913               34.4%
Common Stock                                          24,542,050                26,057,834               31.3%
Preferred Stock                                       30,794,472                22,081,394               26.5%
Limited Liability Company Investments                  3,222,256                 3,222,256                3.9%
Limited Partnership Investments                        2,371,604                 2,100,000                2.5%
Options and Warrants                                       1,101                 1,125,884                1.4%
                                                     -----------               -----------              -----
        Total                                        $89,885,028               $83,251,281              100.0%
                                                     ===========               ===========              =====

     Currently, the Fund is not accruing any additional interest income on secured and subordinated debt with an estimated aggregate fair value of $15,885,688.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                              SEPTEMBER 30, 2001
                                  (Unaudited)
                                  (Continued)

     The following is a summary by industry of the Fund's investments as of September 30, 2001:

               Industry                        Fair Value            Percentage
              ----------                      ------------           ----------
Business Products and Services                  $22,515,386              27.1%
Building Products                                17,855,429              21.5%
Industrial                                       16,056,608              19.3%
Energy                                           10,111,094              12.1%
Consumer Goods and Services                       8,144,014               9.8%
Media                                             4,618,750               5.5%
Venture Funds and Other                           2,750,000               3.3%
Retailing/Distribution                            1,200,000               1.4%
                                                -----------             -----
        Total                                   $83,251,281             100.0%
                                                ===========             =====

                             EQUUS II INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

(1)  Organization and Business Purpose

     Equus II Incorporated (the "Fund"), incorporated in Delaware on August 16, 1991, is a non-diversified, closed-end management investment company that has elected to be a business development company under the Investment Company Act of 1940. The Fund is the successor to Equus Investments II, L.P., which transferred all of its assets and liabilities to the Fund on July 1, 1992, and Equus Investments Incorporated, which merged into the Fund on June 30, 1993. The Fund's shares trade on the New York Stock Exchange under the symbol "EQS".

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

(2)  Management

     The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $37,500 is included in the accompanying Statements of Operations for each of the nine months ended September 30, 2001 and 2000.

     The Management Company is controlled by a privately-owned corporation.

     As compensation for services, each director who is not an officer of the Fund receives an annual fee of $25,000 paid quarterly in arrears, a fee of $3,000 for each meeting of the Board of Directors attended in person, a fee of $1,500 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund's stock from time to time. (See Note 9). Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service.

(3)  Significant Accounting Policies

     Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Cost is used to approximate fair value of other investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. The fair market values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $80,951,281 (including $295,130 in publicly-traded securities, net of a $9,128 Valuation Discount) at September 30, 2001, and $90,328,540 (including $22,459 in publicly-traded securities, net of a $1,518 Valuation Discount) at December 31, 2000, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

(4)  Book to Tax Reconciliation

     The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for purposes of Section 4982 of the Internal Revenue Code from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. The Fund realized net capital gains (losses) of $(3,884,515) and $148,953 for the nine months ended September 30, 2001 and 2000, respectively. For the tax year ended December 31, 2000, the Fund had a net capital loss carryover of $1,936,520 that will be applied to future years. The Fund had net investment income for tax purposes of $332,063 and $557,298 for the nine months ended September 30, 2001 and 2000, respectively.

     The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes.

                                             2001              2000
                                         -----------       -----------
Net realized gain (loss) on the sale
  of portfolio securities, book          $(4,040,983)      $ 4,744,369
Book to tax basis difference                 156,468                 -
Post October 31, 1999 losses                       -        (4,595,416)
                                         -----------       -----------
Net realized gain (loss) on the sale
  of portfolio securities, tax           $(3,884,515)      $   148,953
                                         ===========       ===========

(5)  Dividends

     The Fund declared no dividends during the nine months ended September 30, 2001. The Fund declared undistributed capital gains of $21,751 from 1999 and undistributed net investment income of $108,174 from 1999 as a dividend in August 2000 which was distributed in December 2000.

     Prior to November 6, 2001, the Fund's policy was to make cash or stock dividend distributions of at least $0.60 per share on an annual basis. In the event that taxable income, including realized capital gains, exceeded $0.60 per share in any year, additional dividends were declared to distribute such excess. On November 6, 2001, the board of directors of the Fund declared a 10% stock dividend for 2001, in lieu of the $0.60 cash or stock dividend. See Note 11.

(6)  Temporary Cash Investments

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of loans and expenses, consist of $65,152,352 in money market accounts with Bank of America, N.A. earning interest at rates ranging from 1.46% to 1.75% per annum at September 30, 2001.

(7)  Portfolio Securities

     During the nine months ended September 30, 2001, the Fund invested $1,120,236 in two new companies and made follow-on investments of $7,970,878 in eleven companies, including $1,950,830 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital loss of $4,040,983 during the nine months ended September 30, 2001.

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

(8)  Notes Payable to Bank

     The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. The Fund had $65,000,000 and $77,000,000 outstanding on such notes at September 30, 2001 and December 31, 2000, respectively, that was secured by $65,000,000 and $77,000,000 of the Fund's temporary cash investments. The line of credit promissory note expires July 1, 2002.

     The Fund has a $22,500,000 revolving line of credit with Bank of America, N.A. that expires on July 1, 2002. The Fund had $8,650,000 and $7,300,000 outstanding under such line of credit at September 30, 2001 and December 31, 2000, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime - 1/4% to prime + 1/2 % or LIBOR + 1.75% to LIBOR + 2.50%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the revolving line of credit.

     The average daily balances outstanding on the Fund's notes payable during the nine months ended September 30, 2001 and 2000, were $7,076,374 and $20,399,903, respectively.

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

     Under the Stock Incentive Plan, options to purchase 76,000 and 306,773 shares of the Fund's common stock with a weighted average exercise price of $18.89 and $18.71 per share were outstanding at September 30, 2001 and 2000, respectively. Outstanding options at September 30, 2001 have exercise prices ranging from $9.29 to $27.44 and expire in May 2007 through May 2010. No options were exercised during the nine months ended September 30, 2001 and 2000. On April 1, 2001, officers of the Fund surrendered options to acquire 224,616 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options were cancelled. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes provided for interest at 5.42% per annum, had limited recourse and were due on or before September 30, 2008. The notes were secured by the 654,358 shares, including any proceeds or dividends paid thereon. As a result of dividends paid since the issuance of the notes, 178,331 additional shares were issued to the officers and pledged to the Fund. In 2000, principal payments of $991,161 were made on the notes. In 2001, interest payments of $92,531 were made on the notes. On April 1, 2001, a former officer of the Fund surrendered 37,701 shares in payment of his note receivable and accrued interest aggregating $548,542. The Fund released 5,877 shares to the officer relating to this payment. During the month of September 2001, the officers of the Fund surrendered 729,693 shares in payment of their notes receivable and accrued interest aggregating $10,505,551. This payment was recorded as a decrease in common stock and additional paid in capital. The Fund released 59,418 shares to the officers relating to this payment. As a result of this payment, the outstanding note balance is zero at September 30, 2001. There was no effect on net assets as a result of the note repayment and surrendering of shares.

     The notes receivable and related accrued interest, as well as 771,927 shares of pledged common stock, were not included in the Fund's net asset value per share at December 31, 2000. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes and that the notes receivable be presented as a reduction of net assets. As a result, compensation expense is adjusted to reflect the change in benefit based on the net asset value of the Fund that the officers would have received assuming that their notes were settled with their pledged common stock at the end of the reporting period. Non-cash compensation expense under this arrangement was $(1,536,856) for the nine months ended September 30, 2001 and was recorded as a decrease to additional paid in capital. Interest earned on the notes receivable of $384,388 and $335,915 was recorded as an increase to additional paid in capital for the nine months ended September 30, 2001 and 2000, respectively.

     As of September 30, 2001 and 2000, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised. See Note 11.

(10) Commitments and Contingencies

     The Fund has made commitments to invest, under certain circumstances, up to an additional $2,000,000 in Container Care International, Inc., $37,000 in Equicom, Inc., $833,333 in FS Strategies, Inc., $4,877,729 in Reliant Building Products, Inc., $1,500,000 in Sternhill Partners I L.P. and $2,100,000 in Vanguard VII, L.P. In addition, the Fund has committed to invest up to $3,500,000 in PalletOne, Inc. ("PalletOne").

     The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by these claims.

(11)  Subsequent and Other Events

     Subsequent to September 30, 2001, the Fund repaid a net $61,350,000 of notes payable to the bank.

     On October 18, 2001, the Fund invested $3,500,000 in PalletOne, Inc. ("PalletOne") in exchange for 3,150,000 shares of Series A preferred stock and 350,000 shares (approximately 21% of outstanding shares on a fully-diluted basis) of common stock. PalletOne was formed to acquire and operate twelve wooden pallet manufacturing facilities in eight states.

     The Fund does not expect to have any net taxable ordinary income or capital gains for the calendar year 2001. Accordingly, rather than declaring a return of capital dividend which might be paid in cash, the board of directors of the Fund has declared a 10% stock dividend, payable to the shareholders of record as of December 3, 2001. The board determined it would be in the best interest of the Fund to maintain its available liquidity in light of the uncertainty of the current economic environment and for potentially attractive investment opportunities which might occur as a result of such uncertainty.

     Also in November 2001, the board of directors of the Fund authorized the issuance by the compensation committee of up to 900,000 stock options with dividend equivalent rights to its officers, pursuant to the Stock Incentive Plan.

     On July 31, 2001, the Fund entered into a Settlement Agreement and Plan of Reorganization with Petrocon Engineering, Inc. ("Petrocon") whereby the Fund will restructure its existing investment in Petrocon in order to facilitate Petrocon's merger into Industrial Data Systems Corporation ("IDS") (AMEX: IDS). IDS provides consulting services to the pipeline and process industries for the development, management and turnkey execution of engineering projects. Upon completion of the transaction, the Fund will receive, in exchange for its subordinated notes, warrant to purchase common stock and common stock of Petrocon, the following IDS securities: (i) $2.0 million in cash, (ii) a $3.0 million 9% promissory note, (iii) 2.5 million shares of 8% Series A Convertible Redeemable Preferred Stock, (iv) 958,000 shares of common stock and (v) a warrant to purchase an additional 200,000 shares of common stock at various prices and under certain conditions. The estimated fair market value of the securities to be received by the Fund does not differ materially from the recorded value at September 30, 2001.

     During the quarter ended September 30, 2001, Tulsa Industries, Inc. ("Tulsa") completed the sale of substantially all of its assets to Weatherford International, Inc. ("Weatherford") (NYSE: WFT) in a stock for asset transaction. Accordingly, Tulsa has begun the process of an orderly liquidation. In connection with the liquidation, the Fund will receive its pro-rata share of the Weatherford stock along with cash and other securities. As of September 30, 2001, the Fund had received 11,927 shares of Weatherford in exchange for a junior participation promissory note and accrued interest related to the note and expects to receive approximately 57,500 additional Weatherford shares from the liquidation. The estimated liquidation value of the Fund's investment in Tulsa as a result of this transaction has been reflected in the investment's fair market value at September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Fund had $83,251,281 of its assets invested in portfolio securities of 24 companies or partnerships, and has committed to invest up to an additional $11,348,062 in six of such entities and up to $3,500,000 in one new company. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At September 30, 2001, the Fund had $8,650,000 outstanding on a $22,500,000 revolving line of credit loan from a bank.

     Net cash used by operating activities was $2,045,932 and $1,517,531 for the nine months ended September 30, 2001 and 2000, respectively.

     At September 30, 2001, the Fund had $65,152,352 of its total assets of $152,500,445 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $65,000,000 from a $100,000,000 note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on October 1, 2001.

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

     The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. On February 6, 2001, the Board of Directors approved a program to purchase up to 5% of the outstanding shares of the Fund's common stock, pursuant to which the Fund repurchased 240,800 shares for $2,182,988 through September 30, 2001. Such stock was repurchased at an average discount of 38.3% from its net asset value.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

     Net investment income after all expenses amounted to $1,484,531 and $849,817 for the nine months ended September 30, 2001 and 2000, respectively. The increase in net investment income in 2001 is primarily due to a credit of $1,536,856 charged to non-cash compensation expense in accordance with variable plan accounting required for the stock options issued to the officers. Income from portfolio securities decreased to $2,008,731 for the nine months ended September 30, 2001 from $3,714,325 for the comparable period in 2000. This decrease is attributable to the interest received upon the repayment of the notes from Video Rental of Pennsylvania, Inc. in 2000 and from interest no longer being accrued on notes receivable from certain portfolio companies in 2001. Other income is $55,000 for the nine months ended September 30, 2001 and $319,469 for the comparable period in 2000. The decrease in 2001 is primarily related to a fee received in conjunction with the Fund's investment in FS Strategies, Inc. in the nine months ended September 30, 2000. Professional fees increased to $271,260 in 2001 from $68,405 in 2000 due to an increase in the 2001 annual fee paid to the New York Stock Exchange and legal fees incurred in 2001 related to the sale of the Fund's investment in Stephen L. LaFrance Holdings, Inc. and a potential purchase of a portfolio company that did not occur. Director fees and expenses increased to $192,976 in 2001 from $176,815 in 2000 due to additional meetings held in the first quarter of 2001. Interest expense decreased to $295,191 in 2001 from $1,351,162 in 2000 due to a decrease in the average daily balances outstanding on the lines of credit to $7,076,374 during the nine months ended September 30, 2001 from $20,399,903 during the comparable period in 2000.

     The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1,233,950 and $1,456,650 during the nine months ended September 30, 2001 and 2000, respectively. The decrease in management fees during the nine months ended September 30, 2001 was due to the decrease in net assets.

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

     Under the Stock Incentive Plan, options to purchase 76,000 and 306,773 shares of the Fund's common stock with a weighted average exercise price of $18.89 and $18.71 per share were outstanding at September 30, 2001 and 2000, respectively. Outstanding options at September 30, 2001 have exercise prices ranging from $9.29 to $27.44 and expire in May 2007 through May 2010. On April 1, 2001, officers of the Fund surrendered options to acquire 224,616 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options were cancelled. On September 30, 1999, options to purchase 654,358 shares of common stock of the Fund were exercised by the officers of the Fund for $17 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. The notes provided for interest at 5.42% per annum, had limited recourse and were due on or before September 30, 2008. The notes were secured by the 654,358 shares, including any proceeds or dividends paid thereon. As a result of the dividends paid since issuance of the notes, 178,331 additional shares were issued to the officers and pledged to the Fund. In 2000, principal payments of $991,161 were made on the notes. In 2001, interest payments of $92,531 were made on the notes. On April 1, 2001, a former officer of the Fund surrendered 37,701 shares in payment of his note receivable and accrued interest. The Fund released 5,877 shares to the officer relating to this payment. During the month of September 2001, the officers of the Fund surrendered 729,693 shares in payment of their notes receivable and accrued interest aggregating $10,505,551. This payment was recorded as a decrease in common stock and additional paid in capital. The Fund released 59,418 shares to the officers relating to this payment. As a result of this payment, the outstanding note balance is zero at September 30, 2001. There was no effect on net assets as a result of the note repayment and surrendering of the shares.

     The notes receivable and related accrued interest, as well as 771,927 shares of common stock, were not included in the Fund's net asset value per share at December 31, 2000. Generally accepted accounting principles require that the options issued to the officers be accounted for using variable plan accounting due to the limited recourse provision of such notes and that the notes receivable be presented as a reduction of net assets. As a result, compensation expense is adjusted to reflect the change in benefit based on the net asset value of the Fund that the officers would have received assuming that their notes were settled with their pledged common stock at the end of the reporting period. Non-cash compensation expense for the nine months ended September 30, 2001 and 2000 was $(1,536,856) and $0, respectively, and was recorded as a decrease to additional paid in capital. Interest earned on the notes receivable of $384,388 and $335,915 was recorded as an increase to additional paid in capital for the nine months ended September 30, 2001 and 2000, respectively.

     As of September 30, 2001 and 2000, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised. On November 6, 2001, the board of directors of the Fund authorized the issuance of up to 900,000 incentive stock options to its officers, pursuant to the Stock Incentive Plan.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

     During the nine months ended September 30, 2001, the Fund realized net capital losses of $4,040,983 from the sale of securities of two Portfolio Companies and realized losses on four Portfolio Company investments. The Fund sold its investment in Stephen L. LaFrance Holdings, Inc. for $10,000,000, realizing a capital gain of $7,501,548. In addition, the Fund wrote off the cost of its remaining shares of Paracelsus Healthcare Corporation, realizing a capital loss of $4,299,450. The Fund also wrote off its remaining investment in Hot & Cool Holdings, Inc., realizing a capital loss of $5,775,000. Also, the Fund wrote off its remaining investment in CRC Holdings, Corp., realizing a capital loss of $1,192,114. Also, the Fund received proceeds from the sale of an investment in Sternhill Partners, L.P., realizing a capital gain of $7,056. In addition, the Fund sold its investment in Raytel Medical Corporation for $66,527, realizing a capital loss of $264,203. The Fund also received Weatherford International common stock in payment of a note receivable and accrued interest related to the note from Tulsa Industries, Inc. for $672,325, realizing a capital loss of $18,820.

     During the nine months ended September 30, 2000, the Fund realized net capital gains of $4,744,369 as a result of additional compensation related to the previous sale of three Portfolio Companies. The Fund realized a capital gain of $680,636 as a result of additional compensation from the escrow account related to the 1998 sale of WMW Industries. The Fund realized a capital gain of $653,697 as a result of additional compensation from the escrow account related to the 1999 sale of HTD Corporation. The Fund also wrote off a receivable from Restaurant Development Group realizing a capital loss of $8,315. In addition, the Fund received proceeds from Video Rental of Pennsylvania, Inc. in the amount of $3,722,349 for repayment of the outstanding notes payable and $250,000 for redemption of the common and preferred stock and did not realize a capital gain. The Fund also received proceeds from Equus Video Corporation and realized a capital loss of $5,919. In addition, the Fund sold 237,364 shares of LG&E Energy Corp ("LGE") common stock for $5,759,059 realizing a capital gain of $2,399,812. Also, as a result of the earn out related to the sale of CRC Holdings, the Fund received cash of $994,458 and 17,739 shares of LGE and realized the $994,458 as a capital gain.

DEPRECIATION OF PORTFOLIO SECURITIES

     Net unrealized depreciation on investments increased $5,814,784 during the nine months ended September 30, 2001, from $818,963 to $6,633,747. Such increase resulted from increases in the estimated fair value of securities of three of the Fund's Portfolio Companies aggregating $3,069,641, decreases in the estimated fair value of securities of nine of the Fund's Portfolio Companies aggregating $13,435,783 and the transfer of $4,551,358 in net unrealized depreciation to net realized losses from the sale or disposition of investments in six of the Fund's Portfolio Companies.

     Net unrealized depreciation on investments increased $13,067,715 during the nine months ended September 30, 2000, from $1,100,588 to $14,168,303. Such net increase resulted from increases in the estimated fair value of securities of seven of the Fund's Portfolio Companies aggregating $10,530,498, decreases in the estimated fair value of securities of ten of the Fund's Portfolio Companies aggregating $20,476,333 and the transfer of $3,121,880 in net unrealized depreciation to net realized loss from the sale of securities of two Portfolio Companies.

DIVIDENDS

     The Fund declared no dividends for the nine months ended September 30, 2001. (See subsequent events).

     The Fund declared undistributed capital gains of $21,751 from 1999 and undistributed net investment income of $108,174 from 1999 as a dividend in August 2000 which was distributed in December 2000.

PORTFOLIO INVESTMENTS

     During the nine months ended September 30, 2001, the Fund invested $1,120,236 in two new companies and made follow-on investments of $7,935,503 in eleven portfolio companies, including $1,950,830 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

     During the nine months ended September 30, 2001, the Fund received an additional 6,671 and 1,106 shares of preferred stock of Container Acquisition, Inc. and Sovereign Business Forms, Inc. ("Sovereign") in payment of $667,100 and $110,600 in dividends, respectively. In addition, Sovereign elected to convert $357,819 of accrued interest into the balance of the 15% promissory notes due to the Fund.

     During the nine months ended September 30, 2001, the Fund invested an additional $600,000 in Sternhill Partners I, L.P. pursuant to a $3,000,000 commitment made in March 2000. $1,500,000 of such commitment has been funded through September 30, 2001.

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

     On February 9, 2001, the Fund invested $3,686 in Reliant Window Holdings, LLC, ("RWH") a company formed to acquire 87.5% of Alenco Window Holdings, LLC ("AWH"). AWH acquired 73% of the fully-diluted stock of Alenco Holding Corporation ("Alenco"), a company formed to purchase certain assets of Reliant Building Products, Inc. ("RBPI") pursuant to a plan of reorganization confirmed in bankruptcy court. The Fund's investment consisted of a 36.86% interest in RWH. On August 14, 2001, the Fund invested an additional $368,571 in RWH. In addition, the Fund committed to invest up to an additional $4.9 million in RWH under certain circumstances.

     On March 26, 2001, the Fund invested an additional $1,805,556 in Summit/DPC Partners to allow the partnership to provide a working capital loan to Doane Pet Care Enterprises ("Doane"). Summit/DPC Partners received a promissory note and warrants to acquire common stock of Doane in exchange for the loan. In April 2001, Summit/DPC Partners was liquidated and the fund received 1,120,951 shares of Doane common stock, a 15% promissory note valued at $1,203,704, with a face value at maturity of $1,805,556, and a warrant to acquire 822,647 shares of common stock for $0.01 through March 2006. During the first nine months of 2001, the original issue discount accretion and interest on the promissory note amounted to $145,943. In addition, on August 31, 2001, the Fund exercised its warrants and purchased 822,467 shares of common stock for $8,226.

     On April 5, 2001, the Fund advanced $56,500 to Equicom, Inc. pursuant to a 10% promissory note.

     On April 24, 2001, the Fund advanced $222,945 to The Bradshaw Group in exchange for a 15% promissory note. In addition, on September 20, 2001 the Fund advanced another $222,945 in exchange for a 15% promissory note and also received a prime +2% secured promissory note valued at $398,383.

     On June 5, 2001, the Fund invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in June 2000. $900,000 of such commitment has been funded through September 30, 2001.

     During the nine months ended September 30, 2001, the Fund invested $1,666,667 in FS Strategies, Inc.

     During the nine months ended September 30, 2001, United Industrial Services, Inc. paid accrued interest on its 15% promissory note by the issuance of an additional note.

     During the nine months ended September 30, 2001, the Fund purchased 1,507,226 shares of preferred stock in Turfgrass America, Inc. ("Turfgrass") for $768,638. In addition, the Fund received a warrant to purchase 250,412 shares of Turfgrass common stock at $0.51 per share through April 2010. Also, a 12% promissory note in the amount of $502,035 was issued in payment of the accrued interest receivable on the 1999 note through March 31, 2001. For the nine months ended September 30, 2001, the original issue discount accretion on the discounted 12% subordinated promissory note due from Turfgrass amounted to $90,000, bringing the balance of the note to $3,685,000 at September 30, 2001. The original issue discount is being accreted over the life of the note.

     During the quarter ended September 30, 2001, the Fund received 11,927 shares of Weatherford International common stock in exchange for Tulsa Industries Inc.'s junior participation note and $35,375 of accrued interest related to the note.

SUBSEQUENT AND OTHER EVENTS

     Subsequent to September 30, 2001, the Fund repaid a net $61,350,000 of notes payable to the bank.

     On October 18, 2001, the Fund invested $3,500,000 in PalletOne, Inc. ("PalletOne") in exchange for 3,150,000 shares of Series A preferred stock and 350,000 shares (approximately 21% of outstanding shares on a fully-diluted basis) of common stock. PalletOne was formed to acquire and operate twelve wooden pallet manufacturing facilities in eight states.

     The Fund does not expect to have any net taxable ordinary income or capital gains for the calendar year 2001. Accordingly, rather than declaring a return of capital dividend which might be paid in cash, the board of directors of the Fund has declared a 10% stock dividend, payable to the shareholders of record as of December 3, 2001. The board determined it would be in the best interest of the Fund to maintain its available liquidity in light of the uncertainty of the current economic environment and for potentially attractive investment opportunities which might occur as a result of such uncertainty.

     Also in November 2001, the board of directors of the Fund authorized the issuance by the compensation committee of up to 900,000 stock options with dividend equivalent rights to its officers, pursuant to the Stock Incentive Plan.

     On July 31, 2001, the Fund entered into a Settlement Agreement and Plan of Reorganization with Petrocon Engineering, Inc. ("Petrocon") whereby the Fund will restructure its existing investment in Petrocon in order to facilitate Petrocon's merger into Industrial Data Systems Corporation ("IDS") (AMEX: IDS). IDS provides consulting services to the pipeline and process industries for the development, management and turnkey execution of engineering projects. Upon completion of the transaction, the Fund will receive, in exchange for its subordinated notes, warrant to purchase common stock and common stock of Petrocon, the following IDS securities: (i) $2.0 million in cash, (ii) a $3.0 million 9% promissory note, (iii) 2.5 million shares of 8% Series A Convertible Redeemable Preferred Stock, (iv) 958,000 shares of common stock and (v) a warrant to purchase an additional 200,000 shares of common stock at various prices and under certain conditions. The estimated fair market value of the securities to be received by the Fund does not differ materially from the recorded value at September 30, 2001.

     During the quarter ended September 30, 2001, Tulsa Industries, Inc. ("Tulsa") completed the sale of substantially all of its assets to Weatherford International, Inc. ("Weatherford") (NYSE: WFT) in a stock for asset transaction. Accordingly, Tulsa has begun the process of an orderly liquidation. In connection with the liquidation, the Fund will receive its pro-rata share of the Weatherford stock along with cash and other securities. As of September 30, 2001, the Fund had received 11,927 shares of Weatherford in exchange for a junior participation promissory note and accrued interest related to the note and expects to receive approximately 57,500 additional Weatherford shares from the liquidation. The estimated liquidation value of the Fund's investment in Tulsa as a result of this transaction has been reflected in the investment's fair market value at September 30, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

      10. Material Contracts

          Fourth Amendment to Second Amended and Restated Loan Agreement by
          and between Equus II Incorporated and Bank of America, N.A. dated
          July 27, 2001....................................................   27

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Fund during the period for which this report is filed.


                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  November 14, 2001                EQUUS II INCORPORATED

                                        /S/ Nolan Lehmann
                                        -----------------------------------
                                        Nolan Lehmann
                                        President and Principal Financial
                                        and Accounting Officer