Form 10-K
period 2001-12-31
EQUUS II INC
filed 2002-03-05
CIK 878932

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $42,725,718, computed on the basis of $7.80 per share, closing price of the common stock on the New York Stock Exchange on March 1, 2002. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,233,021 shares of the registrant's common stock, $.001 par value, outstanding as of March 1, 2002. The net asset value of a share at December 31, 2001 was $12.35.

Documents incorporated by reference: Proxy Statement for 2001 Annual Meeting of Stockholders is incorporated by reference in Part III.

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----

PART I

Item 1.         Business.............................................................      1
Item 2.         Properties...........................................................     17
Item 3.         Legal Proceedings....................................................     17
Item 4.         Submission of Matters to a Vote of Security Holders..................     17

PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters     17
Item 6.         Selected Financial Data..............................................     20
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................     21
Item 7A.        Quantitative and Qualitative Disclosure About Market Risk............     30
Item 8.         Financial Statements and Supplementary Data..........................     32
Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..................................     58

PART III

Item 10.        Directors and Executive Officers of the Registrant...................     58
Item 11.        Executive Compensation...............................................     58
Item 12.        Security Ownership of Certain Beneficial Owners and Management.......     58
Item 13.        Certain Relationships and Related Transactions.......................     58
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K......     58

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

     The Fund may make investments as a sole investor, with other professional investors or with other persons. The Fund ordinarily is not the sole investor in a Portfolio Company. Joint equity participants may include management of the Portfolio Company, other business development companies, small business investment companies, other institutional or individual investors or venture capital groups. The investment position of the Fund and its co-investors, if any, in Portfolio Companies will typically involve a substantial, and may constitute a controlling, interest in such companies.

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

CO-INVESTMENTS

     Previously, the Fund had co-invested in certain Portfolio Companies with Equus Capital Partners, L.P., a Delaware limited partnership and an affiliate of the Fund ("ECP"). The Fund and Management obtained an order from the Securities and Exchange Commission (the "SEC") exempting the Fund from certain prohibitions contained in the Investment Company Act relating to coinvestments by the Fund and ECP. Under the terms of the order, Portfolio Securities purchased by the Fund and ECP were required to meet certain guidelines or be approved in advance by the Independent Directors and were required to satisfy certain conditions established by the SEC.

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

CURRENT PORTFOLIO COMPANIES

     The following is a description of the Fund's investments in its 25 Portfolio Companies at December 31, 2001.

     A. C. Liquidating Corporation

     A. C. Liquidating Corporation ("ACL"), Houston, Texas, has disposed of its operating businesses and real estate. ACL intends to liquidate in 2002 and will distribute its remaining cash, if any, to its shareholders as soon as possible. At December 31, 2001, the Fund's investment in ACL consisted of $188,014 in 10% secured promissory notes, which was recorded at no value. Nolan Lehmann, President of the Fund, serves as a director of ACL.

     American Trenchless Technology, LLC

     American Trenchless Technology, LLC ("ATT"), Houston, Texas, was formed to acquire H & I Boring and Tunneling, a Houston based regional provider of underground infrastructure services, utilizing boring, tunneling and directional drilling technologies. ATT services the water, sewer, electrical and telecommunications industries. ATT maintains a website at www.americantrenchless.com. At December 31, 2001, the Fund's investment in ATT was valued at its cost of $1,116,550 and consisted of 1,934,532 shares of common stock and 100,000 shares of preferred stock. The Fund's investment in ATT represents an approximate 23.5% fully-diluted membership interest. Randall B. Hale, a vice president of the Fund, serves on ATT's Board of Directors.

     The Bradshaw Group

     The Bradshaw Group ("TBG"), Dallas, Texas, provides innovative printing solutions primarily for customers in need of high-speed mass printings. TBG maintains a web site at www.bradshawgroup.com. At December 31, 2001, the Fund's investment in TBG was valued at $844,273 with a cost of $1,780,891. The Fund's investment consisted of 1,335,000 shares of preferred stock, a warrant to buy 2,229,450 shares of common stock at $0.01 through May 2008, two 15% promissory notes in the amount of $222,945 each and a prime + 2% promissory note in the amount of $398,383, representing an approximate 17.8% fully-diluted equity interest. Gary L. Forbes, a Vice President of the Fund, serves on TBG's Board of Directors.

     Champion Window, Inc.

     Champion Window, Inc. ("Champion"), Houston, Texas, manufactures and sells aluminum windows for single and multi-family residential purposes, primarily in Houston, San Antonio and Austin, Texas. Champion maintains a web site at www.championwindow.net. At December 31, 2001, the Fund's investment in Champion, valued at $11,222,500 with a cost of $3,400,000, consisted of 1,400,000 shares of common stock and 20,000 shares of preferred stock. The Fund's investment in Champion represents a 31.8% fully-diluted equity interest. Mr. Lehmann and Tracy H. Cohen, a Vice President of the Fund, serve as directors of Champion.

     CMC Investments, LLC

     CMC Investments, LLC, ("CMC"), Houston, Texas, holds an investment in Cooper Manufacturing Company, which manufactures drilling rigs for the oil and gas industry. At December 31, 2001, the Fund's investment in CMC was valued at its cost of $525,000. The investment in CMC was received by the Fund upon the liquidation of Tulsa Industries, Inc., a former investment. The Fund's investment in CMC consists of a 21% membership interest. Mr. Hale serves on CMC's Board of Directors.

     Container Acquisition, Inc.

     Container Acquisition, Inc. ("Container"), Houston, Texas, is a logistics and maintenance services company serving owners of international shipping containers. Container maintains a web site at www.containercare.com. At December 31, 2001, the Fund's investment in Container, valued at $9,275,200 with a cost of $8,645,200, consisted of 1,370,000 shares of common stock, 72,742 shares of preferred stock and a warrant, exercisable under certain conditions, to buy 370,588 shares of common stock at $0.01 per share through February 2007. The Fund's investment in Container represents a 65% fully-diluted equity interest. The Fund has committed to invest up to an additional $2,000,000 in Container under certain circumstances. Mr. Lehmann and Mr. Hale serve on Container's Board of Directors.

     Doane Pet Care Enterprises, Inc.

     Doane Pet Care Enterprises, Inc. ("Doane"), Nashville, Tennessee, is the largest producer of private-label dry pet food in the United States. In 1995, the Fund invested in Summit/DPC Partners, L.P. ("Summit"), which was formed to invest in Doane. Summit was liquidated in April 2001 and the Fund received common stock, a note receivable and warrants in Doane. At December 31, 2001, the Fund's investment in Doane was valued at $7,328,225 with a cost of $5,364,868. The Fund's investment consists of 1,943,598 shares of common stock, which represents a 5.1% fully-diluted equity interest, and $1,428,225 in a 15% promissory note with a face value of $1,805,556.

     The Drilltec Corporation

     The Drilltec Corporation ("Drilltec"), Houston, Texas, provides thread protectors and packaging for premium oil tubular goods, drill pipe and line pipe. Drilltec maintains a web site at www.drilltec.com. At December 31, 2001, the Fund's investment in Drilltec, valued at $500,000 with a cost of $1,000,000, consisted of a warrant to purchase 10% of the common equity for $100 through September 2002 and a prime + 9.75% promissory note in the amount of $1,000,000. Although it still owns the securities, the Fund recognized a loss of $7,645,000 on its investment in the preferred stock and common stock of Drilltec in October 2000. The Fund's investment in Drilltec represents a 62.5% fully-diluted equity interest. Mr. Forbes serves on Drilltec's Board of Directors.

     Equicom, Inc. (formerly Texrock Radio, Inc.)

     Equicom, Inc. ("Equicom"), Bryan, Texas, was formed to acquire radio stations in small to medium-sized cities in Texas. At December 31, 2001, Equicom owned and operated 18 radio stations. At December 31, 2001, the Fund's investment in Equicom, valued at $3,675,250 with a cost of $9,392,610, consisted of 452,000 shares of common stock, 657,611 shares of preferred stock and $2,675,250 in 10% promissory notes. The Fund's investment in Equicom represents a 56.1% fully-diluted equity interest at December 31, 2001. The Fund has committed to invest up to an additional $1,200,000 in Equicom under certain circumstances. Mr. Hale and Ms. Cohen serve on Equicom's Board of Directors.

     Equipment Support Services, Inc.

     Equipment Support Services, Inc. ("ESS"), Houston, Texas, was formed to buy various companies in the equipment rental business including Carruth-Doggett Industries, Inc. and CDI Rental Services, Inc., in which the Fund had an investment. At December 31, 2001 the Fund's investment in ESS, valued at $1,138,000 with a cost of $3,168,500, consisted of 35,000 shares of common stock, 35,000 shares of preferred stock and $1,138,000 in an 8% promissory note. The Fund's investment in ESS represents a 2.8% fully diluted equity interest at December 31, 2001.

     FS Strategies, Inc.

     FS Strategies, Inc. ("FSS"), Houston, Texas, was formed to acquire Talent Tree Acquisition Corporation ("Talent Tree", formerly Initial Staffing Services) and EESIS, Inc ("EESIS"). Talent Tree and EESIS maintain web sites at www.talenttree.com and www.eesis.com, respectively. Talent Tree operates a network of branch offices providing temporary staffing and permanent placement services in 32 states. EESIS is a web-based human resources solution provider based in Houston. At December 31, 2001, FSS was valued at $2,866,667 with a cost of $7,166,667. The Fund's investment consists of

110,000 shares of common stock. The Fund's investment in FSS represents an approximate 23% fully-diluted equity interest. The Fund has committed to invest up to an additional $833,000 in FSS under certain circumstances. Mr. Lehmann serves on FSS's Board of Directors.

     GCS RE, Inc.

     GCS RE, Inc. ("GCS"), College Station, Texas, was formed to be a general partner of a real estate partnership, which owns a warehouse that is leased to a former subsidiary of a previously owned portfolio company. At December 31, 2001, the Fund's investment in GCS consisted of 1,000 shares of common stock that was valued at $650,000, with a cost of $132,910. The Fund owns 100% of the stock of GCS, and GCS owns 50% of the real estate partnership. Sam P. Douglass, Chairman and CEO of the Fund, and Mr. Lehmann serve on the Board of Directors of GCS.

     Industrial Data Systems Corporation (AMEX: IDS)
      (formerly Petrocon Engineering Inc.)

     Industrial Data Systems Corporation ("IDS"), Houston, Texas, provides engineering consulting, control systems, field inspections and plant maintenance services, primarily to the energy industry. IDS maintains a website at www.idscorporation.com. On December 21, 2001, Petrocon Engineering Inc. ("Petrocon") was merged into IDS in exchange for IDS common stock. At December 31, 2001, the Fund's investment in IDS was valued at $6,105,860, with a cost of $6,216,461. The Fund's investment consists of a 9.5% promissory note in the amount of $3,000,000, 1,225,758 shares of common stock and 2,500,000 shares of convertible preferred stock. The Fund's investment in IDS represents a 10% fully diluted equity interest at December 31, 2001. Mr. Hale serves on the board of directors of IDS.

     NCI Building Systems, Inc. (NYSE: NCS)

     NCI Building Systems, Inc. ("NCS"), Houston, Texas, manufactures and markets metal building systems, components and roll up doors for non-residential users from operating facilities located throughout the United States and Mexico. NCS maintains a web site at www.ncilp.com. The December 31, 2001 closing price of NCS's common stock on the New York Stock Exchange was $17.70 per share. At December 31, 2001, the Fund's investment in NCS consisted of 200,000 shares of common stock valued at $3,540,000 with a cost of $159,784, which represents an approximate 1% fully-diluted equity interest in NCS. Mr. Forbes serves as a director of NCS.

     PalletOne, Inc.

     PalletOne, Inc. ("PalletOne"), Bartow, Florida, was formed to acquire and operate twelve wooden pallet manufacturing facilities in eight states. PalletOne maintains a website at www.palletone.com. At December 31, 2001, the Fund's investment in PalletOne, valued at its cost of $3,500,000, consisted of 350,000 shares of common stock and 3,150,000 shares of preferred stock, representing an approximate 21% fully-diluted equity interest. Mr. Lehmann and Mr. Forbes serve as directors of PalletOne.

     Reliant Window Holdings, LLC

     Reliant Window Holdings, LLC ("RWH"), Houston, Texas, was formed to acquire 87.5% of Alenco Window Holdings, LLC ("AWH"). AWH then acquired 73% of the fully-diluted stock of Alenco Holding Corporation ("Alenco"), a company formed to purchase certain assets of Reliant Building Products, Inc. pursuant to a plan of reorganization confirmed in bankruptcy court. Alenco manufactures aluminum and vinyl windows for single and multi-family residential purposes. Alenco maintains a website at www.alencowindows.com. At December 31, 2001, the Fund's investment in RWH, valued at its cost of $372,256, consisted of a 36.86% membership interest. The Fund has committed to invest up to an additional $5,527,000 in RWH under certain circumstances. Mr. Lehmann and Ms. Cohen serve as directors of RWH.

     Sovereign Business Forms, Inc.

     Sovereign Business Forms, Inc. ("Sovereign"), Houston, Texas, is a manufacturer of wholesale business forms, with operations in six states. At December 31, 2001, the Fund's investment in Sovereign, valued at $5,393,277 with a cost of $4,993,277, consisted of 17,502 shares of preferred stock, $3,243,077 in 15% promissory notes and warrants to buy up to 551,894, 25,070 and 273,450 shares of common stock at $1, $1.25 and $1 per share through August 2006, October 2007 and October 2009, respectively. The Fund's investment represents a 31% fully-diluted equity interest in Sovereign. Mr. Forbes serves on Sovereign's Board of Directors.

     Spectrum Management, LLC

     Spectrum Management, LLC ("Spectrum"), Dallas, Texas, was formed to acquire a business which provides security devices to financial institutions. At December 31, 2001, the Fund's investment in Spectrum, valued at its original cost of $2,850,000, consisted of 285,000 units of Class A equity interest. The Fund has committed to invest up to an additional $750,000 in Spectrum under certain circumstances. The Fund's investment in Spectrum represents a 79% fully-diluted equity interest. Mr. Forbes and Mr. Hale serve on the Board of Directors of Spectrum.

     Sternhill Partners I, L.P.

     Sternhill Partners I, L.P. ("Sternhill"), Houston, Texas, is a venture capital fund which was formed to invest in seed and early stage information, communication and entertainment technology companies. Sternhill maintains a web site at www.sternhillpartners.com. At December 31, 2001, the Fund's investment in Sternhill was valued at $1,200,000 with a cost of $1,471,604. The Fund has committed to invest up to an additional $1,500,000 in Sternhill. The Fund's investment consisted of a 3% limited partnership interest.

     Strategic Holdings, Inc. and related entity

     Strategic Holdings, Inc. ("SHI"), Houston, Texas, was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc. SHI receives and processes used glass, which is then sold to the container, fiberglass and bead industries as a raw material source. At December 31, 2001, the Fund's investment in SHI was valued at $10,000,000 with an original cost of $13,659,013. The Fund's investment in SHI consists of 3,089,751 shares of common stock, 3,822,157 shares of Series B preferred stock, $6,750,000 in a 15% promissory note and warrants to buy 225,000, 100,000 and 2,219,237 shares of SHI common stock at $0.4643, $1.50 and
$0.01 per share through August 2005, August 2005 and November 2005, respectively. In addition, the Fund has accrued $1.8 million in interest receivable on the promissory note. Mr. Lehmann and Mr. Hale serve as directors of SHI.

     SMIP, Inc. ("SMIP"), Houston, Texas, was formed to be the general partner of a limited partnership which owns an 18% fully-diluted interest in SHI. Management personnel of Strategic Materials, Inc. are the limited partners of the partnership. At December 31, 2001, the Fund's investment in SMIP was valued at $175,000, with a cost of $325,000. The Fund's investment in SMIP consists of 1,000 shares of common stock and $175,000 in a 15% promissory note. SMIP is wholly-owned by the Fund. Mr. Lehmann and Mr. Hale serve as directors of SMIP.

     The Fund's investments in SHI and SMIP represent an approximate 80% fully-diluted equity interest in SHI.

     Travis International, Inc.

     Travis International, Inc. ("Travis"), Houston, Texas, distributes specialty products for industrial and commercial use, including o-rings, gaskets and sealants. At December 31, 2001, the Fund's investment in Travis, valued at $1,200,000 with a cost of $5,398, consisted of 98,761 shares of common stock, which represents an approximate 6.7% fully-diluted equity interest in Travis. Mr. Lehmann serves as a director of Travis.

     Turfgrass America, Inc.

     Turfgrass America, Inc. ("Turfgrass"), Granbury, Texas, was formed for the purpose of acquiring several companies which grow and market warm season turfgrass, including Millberger Turf Farms and Thomas Bros. Grass. Turfgrass is one of the largest warm season turfgrass companies in the United States. Turfgrass maintains a web site at www.turfgrassamerica.com. At December 31, 2001, the Fund's investment in Turfgrass was valued at its cost of $5,585,673. The Fund's investment consisted of 211,184 shares of common stock, 1,507,226 shares of preferred stock, $3,715,000 invested in a 12% subordinated promissory note with a face value of $4,000,000, a 12% promissory note for $502,035, and warrants to buy 250,412 shares of Turfgrass common stock for $0.51 through April 2010, representing an approximate 16% fully-diluted equity interest in Turfgrass. The Fund has committed to repay interest formerly received from Turfgrass in the amount of $289,000 to the senior lender of Turfgrass. Mr. Hale serves as a director of Turfgrass.

     United Industrial Services, Inc.

     United Industrial Services, Inc. ("UIS"), Houston, Texas, specializes in field services for the petrochemical and power generation industries. At December 31, 2001, the Fund's investment in UIS was valued at $3,127,058 with an original cost of $4,127,058 and consisted of $626,958 in a 15% promissory note, 35,000 shares of preferred stock and warrants to buy up to 63,637 and 18,887 shares of common stock at $0.01 per share through June 2008 and March 2011, respectively. The Fund's investment in UIS represents an approximate 37% fully-diluted equity interest. Mr. Forbes serves on UIS's Board of Directors.

     Vanguard VII, L.P.

     Vanguard VII, L.P. ("Vanguard"), Houston, Texas, is a venture capital fund which was formed to invest in seed and early stage communications, internet and life science technology companies. Vanguard maintains a web site at www.vanguardventures.com. At December 31, 2001, the investment in Vanguard was valued at $1,100,000 with a cost of $1,200,000. The Fund has committed to invest up to an additional $1,800,000 in Vanguard. The Fund's investment consisted of a 1.3% limited partnership interest.

     Weatherford International (NYSE: WFT)

     Weatherford International ("WFT"), Houston, Texas, is a provider of equipment and services used for the drilling, completion and production of oil and natural gas wells. At December 31, 2001, the Fund's investment in WFT was valued at $2,588,042, with a cost of $4,025,091, and consisted of 69,458 shares of common stock. The WFT stock held by the Fund was obtained when a former portfolio company, Tulsa Industries, Inc. was liquidated after selling its primary business to WFT.

TEMPORARY INVESTMENTS

     Pending investment in Portfolio Companies, the Fund invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, "Temporary Investments"). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody's Investor Services, Inc. or Standard & Poor's Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether the Fund has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See "Regulation" below.

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

     The Fund is responsible for paying certain expenses relating to its operations, including: management fees to the Management Company; fees and expenses of the Independent Directors; finder's fees; direct costs of proposed investments in Portfolio Companies, whether or not completed, if such proposed investments have been approved for acquisition by the Board of Directors of the Fund; depositary fees of unaffiliated depositaries; fees of unaffiliated transfer agents, registrars and disbursing agents; the administrative fee to the Management Company; portfolio transaction expenses; interest; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; New York Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other unusual or nonrecurring expenses and other expenses properly payable by the Fund. The Fund also has the ability to pay bonuses to its officers, but none have been paid to date.

VALUATION

     On a quarterly basis, the Management Company performs a valuation of the investments in portfolio securities of the Fund, subject to the approval of the Board of Directors of the Fund. Valuations of portfolio securities are done in accordance with accounting principles generally accepted in the United States and the financial reporting policies of the Securities and Exchange Commission ("SEC"). The applicable methods prescribed by such principles and policies are described below.

     The fair value of investments for which no market exists (including most investments made by the Fund) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale. There is a range of values that are reasonable for such investments at any particular time. Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation.

     Appraisal valuations are based upon such factors as a Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company's current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities. Also, failure by a Portfolio Company to achieve its business plan or obtain and maintain its financing arrangements could result in a significant and rapid change in its value.

     The Fund may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

     Fund investments for which market quotations are readily available and which are freely transferable are valued at the closing price on the date of valuation. For securities which are in a class of public securities but are restricted from free trading (such as Rule 144 stock), valuation is set by discounting the closing price to reflect the estimated effects of the illiquidity caused by such restrictions. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

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

TRANSFER AND DISBURSING AGENT

     The Fund employs American Stock Transfer & Trust Company as its transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of such company is 59 Maiden Lane, New York, NY, 10007.

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

     The following discussion outlines certain factors that in the future could affect the Fund's results for 2002 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

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

     Non-Diversified Status; Number of Investments. The Fund is classified as a "non-diversified" investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not intend to initially invest more than 15% of the value of its net assets in a single Portfolio Company. However, follow-on investments, a disproportionate increase in the value of one Portfolio Company or the sale of investments may result in greater than 15% of the Fund's net assets being invested in a single Portfolio Company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund's net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, or results of operations of, the stock price of, or in the market's assessment of any single Portfolio Company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. The Fund currently has investments in 25 Portfolio Companies, of which none exceed 15% of the value of its net assets and three of which exceed 10%.

     Leveraged Portfolio Investments. While leveraged buyout investments and investments in highly leveraged companies offer the opportunity for significant capital gains and current income, such investments involve a high degree of business and financial risk and can result in substantial losses. Many of the Fund's Portfolio Companies have incurred substantial indebtedness in relation to their overall capital base. Such indebtedness generally represents from 66% to 90% of the capitalization of a Portfolio Company, and generally has a term that will require that the balance of the loan be refinanced when it matures. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. A substantial portion of the indebtedness incurred by Portfolio Companies may bear interest at rates that will fluctuate in accordance with a stated interest rate index or the prime lending rate. The cash flow of a Portfolio Company may not be sufficient to meet increases in interest payments on its indebtedness. Accordingly, the profitability of the Fund's Portfolio Companies, as well as appreciation of the investments in such companies, will depend in a significant part upon prevailing interest rates.

     In addition, a number of financial institutions that have historically been active in lending in the small and mid-cap markets on an asset-based or cash-flow basis have recently withdrawn from the market and declined to extend existing loans past their current maturity dates. Since most of the Fund's Portfolio Companies borrow in this market, a number of Portfolio Companies are currently faced with the necessity of refinancing their existing credit facilities in a market where there are currently few other financing activities. If a Portfolio Company cannot refinance its credit facility on a timely basis, it may be required to sell assets to repay debt or seek protection under applicable reorganization or bankruptcy laws. In either event the value of the Fund's investment in such Portfolio Company may be materially affected.

     Lack of Liquidity of Portfolio Investments. The portfolio investments of the Fund consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in "private placement" transactions or because the Fund is deemed to be an affiliate of the issuer. Generally, the Fund will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933 and applicable state securities law unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Fund's ability to liquidate its securities in Portfolio Companies since in many cases the securities of such companies will be privately held and the Fund may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers or issuers in particular industries. The above limitations on liquidity of the Fund's securities could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

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

     Borrowing. The Fund may borrow funds to make new or follow-on investments, to maintain its pass-through tax status as a regulated investment company under Subchapter M of the Internal Revenue Code or to pay contingencies and expenses. The Fund is permitted under the Investment Company Act to borrow funds if, immediately after the borrowing, it will have an asset coverage of at least 200%. That is, the Fund may borrow funds in an amount up to 50% of the value of its assets (including investments made with borrowed funds). The amount and nature of any Fund borrowings will depend upon a number of factors over which the Fund has no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of the stockholders. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in the Fund's net asset value. While the "spread" between the current yield on the Fund's investments and the cost of any loan would augment the stockholders' return from the Fund, if the spread narrows (because of an increase in the cost of debt or insufficient income on the Fund's investments), distributions to the stockholders would be adversely affected. If the spread were reversed, the Fund might be unable to meet its obligations to its lenders, which might then seek to cause the Fund to liquidate some or all of its investments. There can be no assurance that the Fund would realize full value for its investments or recoup all of its capital if its portfolio investments were involuntarily liquidated.

     The Fund has reduced its revolving line of credit to less than $25 million. Recently, many of the major national banks have withdrawn from the small and mid-cap lending markets. In addition, the Fund's portfolio has changed from a majority of liquid, publicly traded securities to a majority of illiquid, private securities. Many financial institutions are unwilling to lend as much against a portfolio of illiquid, private securities as they would against a portfolio of liquid, public securities. The decline in the number of institutions in the Fund's credit market and the change in the make-up of the Fund's portfolio may make it more difficult for the Fund to borrow at the level and on the terms that it desires. If the Fund is unable to maintain its revolving line of credit, it may be required to sell a portion of its investment portfolio when it may be disadvantageous to do so.

     The costs of borrowing money may exceed the income from the portfolio securities purchased by the Fund with the borrowed money. The Fund will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Fund (including any interest paid on the money borrowed). A decline in net asset value could affect the ability of the Fund to make distributions on its common stock. Failure by the Fund to distribute a sufficient portion of its net investment income and net realized capital gains could result in a loss of pass-through tax status or subject the Fund to a 4% excise tax. See "Loss of Conduit Tax Treatment." If the asset coverage for debt securities issued by the Fund declines to less than 200% (as a result of market fluctuations or otherwise), the Fund may be required to sell a portion of its investments when it may be disadvantageous to do so.

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

     Valuation of Investments. The Fund's net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities on a daily basis. The value of the Fund's investments in securities for which market quotations are not available is determined as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined quarterly. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may materially differ from the fair value that would have been used had a ready market existed for the securities. Appraisal valuations are based on a Portfolio Company's historical performance and certain assumptions concerning the company's future performance, the financial markets, and general economic conditions. A Portfolio Company's failure to achieve its business plan, changes in financial and other markets, or changes in general economic conditions could result in significant and rapid changes in the value of a Portfolio Company. At December 31, 2001, approximately 93% of the Fund's fair value of portfolio securities were invested in securities for which market
quotations were not readily available.   See "Valuation".

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

     A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" or certain bankrupt or insolvent companies and must make available significant managerial assistance to portfolio companies. An eligible portfolio company generally is a company that (1) is organized under the laws of, and has its principal place of business in, any state or states, (2) is not an investment company and (3)(a) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list, (b) is actively controlled by the business development company acting either alone or as part of a group acting together and an affiliate of the business development company is a member of the portfolio company's board of directors or (c) meets such other criteria as may be established by the SEC. Control is presumed to exist where the business development company owns more than 25% of the outstanding voting securities of a portfolio company.

     "Making available significant managerial assistance" is defined under the Investment Company Act to mean (a) any arrangement whereby a business development company, through its directors, officers or employees, offers to provide and, if accepted, does provide significant guidance and counsel concerning the management, operations or business objectives or policies of a portfolio company or (b) the exercise of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as part of a group of which the business development company is a member acting together which controls such company ("Managed

Company"). A business development company may satisfy the requirements of clause
(a) with respect to a portfolio company by purchasing securities of such a company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, the business development company will not satisfy the general requirement of making available significant managerial assistance if it only provides such assistance indirectly through an investor group. A business development company need only extend significant managerial assistance with respect to portfolio companies which are treated as Qualifying Assets (as defined below) for the purpose of satisfying the 70% test discussed below.

     The Investment Company Act prohibits or restricts the Fund from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Fund may acquire to "Qualifying Assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Fund's total assets consists of qualifying assets. Qualifying Assets include (1) securities of companies that were eligible portfolio companies at the time that the Fund acquired their securities; (2) securities of companies that are actively controlled by the Fund; (3) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (4) securities acquired as follow-on investments in companies that were eligible portfolio companies at the time of the Fund's initial acquisition of their securities but are no longer eligible portfolio companies, provided that the Fund has maintained a substantial portion of its initial investment in such companies; (5) securities received in exchange for or distributed on or with respect to any of the foregoing; and (6) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for such securities to be considered Qualifying Assets. As a general matter, Qualifying Assets may only be purchased from the issuer or an affiliate in a transaction not constituting a public offering. The Fund may not purchase any security on margin, except such short-term credits as are necessary for the clearance of portfolio transactions, or engage in short sales of securities.

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

     Since the Fund is a closed-end business development company, stockholders have no right to present their shares to the Fund for redemption. Recognizing the possibility that the Fund's shares might trade at a discount, the Board of Directors of the Fund has determined that it would be in the best interest of stockholders for the Fund to be authorized to attempt to reduce or eliminate a market value discount from net asset value. Accordingly, the Fund from time to time may, but is not required to, repurchase its shares (including by means of tender offers) to attempt to reduce or eliminate any discount or to increase the net asset value of its shares, or both. During 2001, the Fund repurchased 264,880 shares for $2,182,988 at an average discount of 38.3% from its net asset value. This resulted in an accretion of $0.17 per share to the Fund's net asset value.

     The investments and business of the Fund are managed by the Management Company, pursuant to a Management Agreement (the "Management Agreement") initially approved by the stockholders of the Fund at a special meeting on April 9, 1997. The Management Agreement provides that the Management Company shall provide, or arrange for suitable third parties to provide, any and all management and administrative services reasonably necessary for the operation of the Fund and the conduct of its business. In return for its service and the expenses which the Management Company assumes under the Management Agreement, the Fund pays the Management Company, on a quarterly basis, a management fee equal to 0.5% of the net assets of the Fund on the last day of each calendar quarter (2% per annum).

     The Management Agreement will continue in effect until June 30, 2002, and from year-to-year thereafter provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund or
(ii) a majority of the directors who are not "interested persons" of the Fund, at a meeting called for the purpose of voting on such approval. The Management Agreement may be terminated at any time, without the payment of any penalty, by a vote of the Board of Directors of the Fund or the holders of a majority of the Fund's shares on 60 days' written notice to the Management Company, and would automatically terminate in the event of its "assignment" (as defined in the Investment Company Act).

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Fund's shares of common stock are listed on the New York Stock Exchange under the symbol "EQS". The Fund had approximately 5,034 shareholders at December 31, 2001, 1,294 of which were registered holders. Registered holders do not include those shareholders whose stock has been issued in street name. The net asset value per share of the Fund's common stock at December 31, 2001, was $12.35.

     The following table reflects the high and low sales prices per share of the Fund's common stock on the New York Stock Exchange for the two years ended December 31, 2001, by quarter.

       Quarter
        Ended                      High                 Low
       -------                     ----                 ---
     March 31, 2000             $9.659               $8.920
     June 30, 2000              $9.716               $9.034
     September 30, 2000         $9.716               $9.375
     December 31, 2000          $9.716               $7.727
     March 31, 2001             $8.555               $7.909
     June 30, 2001              $8.591               $7.900
     September 30, 2001         $8.500               $7.473
     December 31, 2001          $7.830               $7.280

     As a regulated investment company under Subchapter M of the Internal Revenue Code, the Fund is required to distribute to its shareholders, in a timely manner, at least 90% of its taxable net investment income each year. If the Fund distributes, in a timely manner, 98% of its taxable net capital gains and 98% of its taxable net investment income each year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of regulated investment companies. Under the Investment Company Act, the Fund is not permitted to pay dividends to shareholders unless it meets certain asset coverage requirements.

     Historically, net investment income and net realized gains from the sale of portfolio investments have been distributed at least annually. However, the Fund did not have any net taxable ordinary income or capital gains for the calendar year 2001. Accordingly, rather than declaring a return of capital dividend which might be paid in cash, the board of directors declared a 10% stock dividend. All shares and per share amounts have been retroactively adjusted to reflect the 10% stock dividend declared and paid in 2001. The Fund issued 566,638 shares on December 17, 2001. The Fund declared dividends of $3,843,842 ($0.55 per share) during 2000. The 2000 dividends were paid in additional shares of common stock or in cash by specific election of each shareholder in December 2000. The 2000 dividend represented long-term capital gains carried over from 1999 and ordinary income, but was primarily a return of capital. The Fund paid $1,482,244 in cash and issued 294,990 additional shares of stock at $8.00568 per share in December 2000, in connection with such dividends. In 2000, the Fund recorded non-cash compensation expense for the dividends paid on stock held by the officers of $388,663. The Fund's ability to pay dividends in the future may be restricted by its credit facility.

     The Fund is investing in companies that it believes have a high potential for capital appreciation, and the Fund intends to realize the majority of its profits upon the sale of its investments in Portfolio Companies. Consequently, most of the companies in which the Fund invests do not have established policies of paying annual dividends.

     A portion of the investments in portfolio securities held by the Fund is comprised of interest-bearing subordinated debt securities or dividend-paying preferred stock. The Fund distributes taxable net investment income earned on these investments from time to time, to the extent not retained for follow-on investments, expenses and contingencies. If taxable net investment income is retained, the Fund will be subject to federal income tax.

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

ITEM 6. SELECTED FINANCIAL DATA.

     Following is a summary of selected financial data and per share data of the Fund and its predecessors for the five years ended December 31, 2001. Amounts are in thousands except per share data. All shares and per share amounts have been retroactively adjusted to reflect the 10% stock dividend declared and paid in 2001.

                                             2001           2000           1999           1998           1997
                                             ----           ----           ----           ----           ----
Total investment income                  $  2,714       $  5,117       $  5,157       $  3,774       $  4,013

Net investment income (loss)             $  1,155       $    549       $ (2,177)      $ (2,179)      $   (922)

Realized gain (loss) on  dispositions
   of portfolio securities, net          $ (7,196)      $ (6,161)      $ 40,353       $ (3,564)      $  7,566

Increase (decrease) in
   unrealized appreciation of
   portfolio securities, net             $ (3,674)      $    282       $(45,412)      $(21,581)      $ 24,222

Total increase (decrease) in
   net assets from operations            $ (9,716)      $ (5,329)      $ (7,237)      $(27,324)      $ 30,865

Dividends declared                       $      -       $  3,844       $ 23,815       $  3,139       $  2,380

Total assets at end of year              $150,819       $176,018       $175,022       $215,603       $228,095

Net assets at end of year                $ 76,967       $ 90,925       $101,419       $116,155       $144,471

Net cash used by operating activities    $ (1,506)      $ (2,191)      $ (3,303)      $ (4,298)      $ (1,043)

Shares outstanding at end of year           6,233          6,493          6,719          5,449          5,311

Average shares outstanding during year      6,363          6,457          5,445          5,312          5,206

PER SHARE DATA:
                                             2001           2000           1999           1998           1997
                                             ----           ----           ----           ----           ----
Net investment income (loss)             $   0.18       $   0.08       $  (0.40)      $  (0.41)      $  (0.18)

Realized gain (loss) on dispositions
   of  portfolio securities, net         $  (1.13)      $  (0.95)      $   7.41       $  (0.67)      $   1.45

Increase (decrease) in unrealized
   appreciation of portfolio
   securities, net                       $  (0.57)      $   0.05       $  (8.34)      $  (4.06)      $   4.65

Dividends declared                       $      -       $   0.55       $   3.86       $   0.59       $   0.45

Net asset value (including unrealized
   appreciation), end of year            $  12.35       $  14.00       $  15.10       $  21.32       $  27.20

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Significant Accounting Policies

     Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are preformed in accordance with accounting principles generally accepted in the United States and the financial reporting policies of the Securities and Exchange Commission ("SEC"). The applicable methods prescribed by such principles and policies are described below:

     Publicly-traded portfolio securities - Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable.

     Privately-held portfolio securities - The fair value of investments for which no market exists (93% of the investments held by the Fund at December 31, 2001) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities

     Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. Appraisal valuations are based upon such factors as a Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company's current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

     Most of the Fund's common equity investments are appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. The banking environment currently has resulted in pressure on several of these Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. When the Management Company has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern. The Fund may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

     The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the value that would have been used had a ready market existed for the securities.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Fund had $85,878,831 of its assets invested in portfolio securities of 25 companies, and has committed to invest up to an additional $13,899,000 in eight of such companies under certain circumstances. The follow-on commitments include $3,719,584 in stand-by letters of credit to enable a Portfolio Company to maintain its insurance program. Of the current commitments, the Fund expects to advance or invest no more than $7 million in 2002. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At December 31, 2001, the Fund had $11,200,000 in borrowings plus $3,719,584 in letters of credit outstanding on a $22,500,000 revolving line of credit loan from a bank. The revolving credit loan agreement is scheduled to expire on July 1, 2002. The Fund expects to renew the credit facility on or before such date. If the Fund is unable to maintain its revolving line of credit it may be required to sell a portion of its investment portfolio when it may be disadvantageous to do so.

     Net cash used by operating activities was $1,505,851, $2,191,287 and $3,302,678 for the three years ended December 31, 2001, 2000 and 1999, respectively. Approximately, $24.6 million in estimated value of the Fund's investments are in the form of notes receivable from Portfolio Companies. At December 31, 2001, the Fund has elected not to continue accruing interest receivable on $10.9 million of such notes, and $4.7 million of such notes are paying interest in kind, by adding the interest to the face of the note.

     At December 31, 2001, the Fund had $62,010,212 of its total assets of $150,818,676 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $62,000,000 from a note payable to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on January 2, 2002.

     The Fund has the ability to borrow funds and issue forms of senior securities representing indebtedness or stock, such as preferred stock, subject to certain restrictions. Net investment income and net realized gains from the sales of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of expenses and contingencies or to make follow-on or new investments. Management believes that the availability under its line of credit, as well as the ability to sell its investments in publicly traded securities, are adequate to provide for any expenses and contingencies of the Fund.

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

     The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act. During 2001, the Fund repurchased 264,880 shares for $2,182,988 at an average discount of 38.3% from its net asset value.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

     Net investment income (loss) after all expenses amounted to $1,154,695, $549,448 and $(2,177,164) for the years ended December 31, 2001, 2000 and 1999, respectively. Income from portfolio securities was $2,600,030 in 2001, $4,629,928 in 2000 and $5,060,617 in 1999. The decrease in 2001 compared to
2000 and 1999 is attributable primarily to interest no longer being accrued on notes receivable from certain portfolio companies in 2001, plus the receipt of previously unaccrued interest from one Portfolio Company in 2000. Interest from temporary cash investments was $58,655 in 2001, $141,427 in 2000 and $57,908 in 1999. The increase in 2000 as compared to 2001 and 1999 was a result of higher investable balances throughout the year.

     Net investment income in 2001 as compared to 2000 and net investment loss in 1999 was primarily attributable to changes in interest expense and non-cash compensation expense. Interest expense was $437,197 in 2001 as compared to $1,508,788 in 2000 and $2,163,593 in 1999, due to decreases in the average daily balances outstanding on the lines of credit to $8,572,877 in 2001, from $18,950,064 in 2000 and $26,855,068 in 1999. In addition, dividends paid on the shares of common stock securing the non-recourse portion of the notes receivable from officers were recorded as non-cash compensation expense in the statements of operations. The Fund recorded non-cash compensation expense of $388,663 and $2,085,766 in 2000 and 1999, respectively. The decrease in 2000 as compared to 1999 was a result of a $0.55 dividend per share in 2000 as compared to a $3.86 dividend per share in 1999. Upon cancellation of the officers' notes receivable in September 2001, there was a credit to non-cash compensation expense of $1,536,856. The amount of non-cash compensation expense was also recorded as an increase or decrease in additional paid in capital, and therefore had no effect on the Fund's total net assets.

     Professional fees increased to $452,414 during 2001 as compared to $167,784 during 2000 and $279,141 during 1999. The increase in 2001 compared to 2000 and 1999 is due primarily to legal fees incurred in 2001 related to (i) a potential purchase of a portfolio company that did not occur and (ii) the sale of the Fund's investment in Stephen L. LaFrance Holdings, Inc.

     The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1,618,784, $1,911,275 and $2,179,413 during 2001, 2000 and 1999, respectively.

     Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the
outstanding shares of common stock of the Fund.   The Stock Incentive Plan
provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock. Options are issued to the officers of the Fund at the discretion of the compensation committee in accordance with the Stock Incentive Plan. The options have a ten year life and vest 50% six months after the grant date and 16-2/3% on the first, second and third anniversaries of the date of the grant.

     Under the Stock Incentive Plan, options to purchase 1,073,600 and 337,450 shares of the Fund's common stock with a weighted average exercise price of $8.43 and $17.01 per share were outstanding at December 31, 2001 and 2000, respectively. Of these options, 70,388 and 288,167 shares, with a weighted average exercise price per share of $18.60 and $17.24, were exercisable at December 31, 2001 and 2000, respectively. Of the outstanding options at December 31, 2001, 1,027,400 have exercise prices ranging from $7.60 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through November 2011.

     On September 30, 1999, options to purchase 719,794 shares of common stock of the Fund were exercised by the officers of the Fund for $15.45 per share.
The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. At December 31, 2000, the notes were secured by the 719,794 shares plus 196,164 additional shares issued to the officers by the Fund upon payment of dividends. Principal payments of $991,161 were made on the notes in 2000. In 2001, interest payments of $92,531 were made on the notes.
On April 1, 2001, a former officer of the Fund surrendered 41,471 shares in payment of his note receivable and accrued interest aggregating $548,542. In September 2001, the current officers of the Fund surrendered 802,662 shares in payment of their notes receivable and accrued interest aggregating $10,505,551. These payments were recorded as decreases in common stock and additional paid in capital. The Fund released 71,824 shares to the officers relating to these payments. As a result of these payments, there are no outstanding notes at December 31, 2001. There was no change in total net assets as a result of the note repayment and surrendering of the shares.

     The notes receivable, as well as 849,120 and 804,828 of such shares of common stock, were not included in the Fund's reported net asset value per share at 2000 and 1999, respectively. In addition, the notes receivable were recorded as a reduction of net assets. Under variable plan accounting applicable to these transactions, compensation expense is adjusted to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Non-cash compensation expense (benefit) under this arrangement was $(1,536,856) for the year ended December 31, 2001 and was recorded as a decrease to additional paid in capital. Interest earned on the notes receivable of $384,388, $447,887 and $115,217 was recorded as an increase to additional paid in capital for the years ended December 31, 2001, 2000 and 1999, respectively.

     In April 2001, officers of the Fund surrendered options to acquire 247,077 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options were cancelled. On May 4, 2001, options to acquire a total of 13,200 shares at $8.4455 per share were issued to the non-officer directors. In addition, on November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights which reduce the option price by dividends paid during the option period. Variable accounting as a result of terms of the dividend equivalent rights required that additional non-cash compensation expense of $14,434 be recorded for the 990,000 options issued in 2001.

     If all outstanding options for which the market price exceeds the exercise price at December 31, 2001 had been exercised, the Fund's net asset value would have been reduced by $0.10 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. As of December 31, 2000, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

     The following is a reconciliation of the stock options issued and exercised for the three years ended December 31, 2001:

                                                    2001              2000             1999
                                                    ----              ----             ----
Options outstanding at the                       337,450           324,250        1,033,044
  beginning of the year

Options granted during the year                1,003,200            13,200           13,200

Options exercised during the year                      -                 -         (721,994)

Options surrendered during the year             (247,077)                -                -

Options expired during the year                  (19,973)                -                -
                                               ---------           -------          -------
Options outstanding at the end
  of the year                                  1,073,600           337,450          324,250
                                               =========           =======          =======
Options exercisable at the
  end of the year                                 70,388           288,167          100,265
                                               =========           =======          =======

REALIZED GAINS AND LOSSES ON DISPOSITIONS OF PORTFOLIO SECURITIES

     During the year ended December 31, 2001, the Fund realized a net capital loss of $7,196,407 from the sale or write-off of securities of Portfolio Companies as follows:

..    sold its investment in Stephen L. LaFrance Holdings, Inc. for $10,000,000,
     realizing a capital gain of $7,501,548;

..    the remaining shares of Paracelsus Healthcare Corporation were written-off, realizing a capital loss of $4,299,449;

..    the remaining investment in Hot & Cool Holdings, Inc. was written-off, realizing a capital loss of $5,775,000;

..    the remaining investment in CRC Holdings, Corp. was written off, realizing a capital loss of $1,192,114;

..    the sale of an investment in Sternhill Partners, L.P. resulted in a realized capital gain of $7,055;

..    sold 11,024 shares of Raytel Medical Corporation for $66,527, realizing a capital loss of $264,203;

..    received 69,458 shares of Weatherford International common stock pursuant to a plan of liquidation of Tulsa Industries, Inc. and in payment of a note receivable, realizing a capital loss of $2,663,678; and

..    received Industrial Data Systems Corporation ("IDS") common stock as a result of the merger of IDS and Petrocon Engineering Inc., realizing a capital loss of $510,566.


     During the year ended December 31, 2000, the Fund realized a net capital loss of $6,160,547 from the sale or write-off of securities of Portfolio Companies as follows:

..    sold 900,000 shares of Allied Waste Industries, Inc. for $11,656,249, realizing a capital gain of $8,534,684;

..    sold 1,703,200 shares of Drypers Corporation for $83,294, realizing a capital loss of $7,270,556;

..    sold 173,868 shares of Paracelsus Healthcare Corporation for $4,460, realizing a capital loss of $974,839;

..    sold 255,103 shares of LG&E Energy Corporation for $6,193,867, realizing a capital gain of $1,911,944;

..    a receivable from Restaurant Development Group was written-off, realizing a capital loss of $8,315;

..    the preferred stock of Hot & Cool Holdings, Inc. was sold for $1, realizing a capital loss of $1,086,631;

..    the remaining shares of Drypers Corporation were written-off, realizing a capital loss of $1,974,706; and

..    the preferred and common stock of The Drilltec Corporation was written-off, realizing a capital loss of $7,645,000.

  In addition, additional proceeds related to the previous sale of three Portfolio Companies was received in 2000. The Fund realized a capital gain of $680,636 as a result of additional compensation from the escrow account related to the 1998 sale of WMW Industries. The Fund realized a capital gain of $683,697 as a result of additional compensation from the escrow account related to the 1999 sale of HTD Corporation. Also, as a result of the earnout related to the sale of CRC Holdings Corp. in 1999, the Fund received cash of $994,458 and 17,739 shares of LGE and realized the $994,458 as a capital gain.

  The Fund also received proceeds from the liquidation of Equus Video Corporation and realized a capital loss of $5,919. Also, during the year, the Fund received proceeds from Video Rental of Pennsylvania, Inc. in the amount of $3,722,349 for repayment of outstanding notes payable and $250,000 for redemption of common and preferred stock and did not realize a capital gain or loss. The Fund also received $3,500,000 from Champion Window, Inc. in payment of a 12% subordinated promissory note, which did not result in a capital gain or loss.

     During the year ended December 31, 1999, the Fund realized a net capital gain of $40,352,644 from the sale of securities of Portfolio Companies as follows:

..    sold 54,334 shares of United Rentals, Inc. for $1,738,036, realizing a capital gain of $1,737,639;

..    sold 135,472 common shares of United States Filter Corporation for
     $3,884,978, realizing a capital gain of $2,324,700;

..    sold 100,000 shares of Allied Waste Industries, Inc. common stock for
     $1,832,122, realizing a capital gain of $1,357,966;

..    sold 1,125,000 shares of American Residential Services, Inc. for
     $6,468,750, realizing a capital
     gain of $3,468,478;

..    sold 149,337 shares of Travis International, Inc. for $6,668,987, realizing a capital gain of $6,114,095;

..    sold its investments in HTD Corporation for $12,877,114, realizing a capital gain of $3,341,547;

..    sold its investment in CRC Holdings, Corp., realizing a capital gain of
     $12,128,572;

..    sold its investment in Carruth-Doggett Industries, Inc. for $7,309,250,
     realizing a capital gain of $5,059,250;

..    sold its investment in CDI Rental Services Inc. for $2,103,250, realizing a capital gain of $103,250; and

..    sold 474,942 shares of Garden Ridge Corporation for $5,461,833, resulting in a capital gain of $4,776,803.

     During 1999, the Fund sold CRC Holdings to LG&E Corp. ("LGE") and received $12,128,572 in cash plus 121,504 shares of LGE common stock. An additional 115,860 shares of LGE stock were held in escrow to secure contractual representations and warranties. LGE is also obligated to pay additional amounts to the Fund if the CRC business sold to LGE achieves certain annual levels of financial performance through March 31, 2002.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

     See "Factors that May Affect Results, the Market Price of Common Stock, and the Accuracy of Forward-Looking Statements" regarding the valuation of the Fund's Portfolio Companies. The valuation of the Portfolio Companies is the most significant area of judgment impacting the financial statements.

     Net unrealized depreciation increased by $3,674,031 during the year ended December 31, 2001 from $818,963 to $4,492,994. Such increase resulted from an increase in estimated fair value of securities of two of the Fund's Portfolio Companies of $3,730,000, a decrease in estimated fair value of securities of fourteen of the Fund's Portfolio Companies of $17,455,390, and the transfer of $10,051,359 in net unrealized depreciation to net realized losses from the sale or disposition of investments in seven Portfolio Companies.

     Net unrealized depreciation decreased by $281,625 during the year ended December 31, 2000, from $1,100,588 to $818,963. Such net decrease resulted from an increase in estimated fair value of securities of eight of the Fund's Portfolio Companies of $11,678,434, a decrease in estimated fair value of securities of nine of the Fund's Portfolio Securities of $15,789,610 and the transfer of $4,392,801 in net unrealized depreciation to net realized losses from the sale or disposition of investments in eight Portfolio Companies.

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

DIVIDENDS

     In lieu of any cash dividends in 2001, the Fund declared a stock dividend of one additional share for each ten shares held by its stockholders of record on December 3, 2001. The Fund declared dividends of $3,843,842 ($0.55 per share) and $23,814,714 ($3.86 per share) during 2000 and 1999, respectively.
The 2000 and 1999 dividends were paid in additional shares of common stock or in cash by specific election of each shareholder in December 2000 and 1999, respectively. The 2000 dividend represented long-term capital gains carried over from 1999 and ordinary income but was primarily a return of capital. The 1999 dividend represented long-term capital gains. The Fund paid $1,482,244 and $9,511,374 in cash and issued 294,990 and 1,471,296 additional shares of stock at $8.00568 and $9.72159 per share, in December 2000 and 1999, respectively, in connection with such dividends. In 2000 and 1999, the Fund recorded non-cash compensation expense for the dividends paid on stock held by officers of $388,663 and $2,085,766, respectively.

PORTFOLIO INVESTMENTS

     During the year ended December 31, 2001, the Fund invested $15,386,789 in six new companies, including non-cash securities of $10,573,214 in three companies as the result of a merger or sale of existing Portfolio Companies. In addition, the Fund made follow-on investments of $8,709,395 in eleven portfolio companies, including $2,332,847 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

     During the year ended December 31, 2001 the Fund received an additional 8,459 and 1,491 shares of preferred stock of Container Acquisition, Inc. and Sovereign Business Forms, Inc. ("Sovereign") in payment of $845,900 and $149,100 in dividends, respectively. In addition, Sovereign elected to convert $449,333 of accrued interest into the balance of the 15% promissory notes due to the Fund.

     During the year ended December 31, 2001, the Fund invested an additional $600,000 in Sternhill Partners I, L.P. pursuant to a $3,000,000 commitment made in March 2000. $1,500,000 of such commitment has been funded through December 31, 2001.

     On February 9, 2001, the Fund invested $1,116,550 in American Trenchless Technology, LLC, a company formed to acquire the stock of H&I Boring and Tunneling. The Fund's investment consists of 1,934,532 shares of common stock and 100,000 shares of preferred stock.

     On February 9, 2001, the Fund invested $3,686 in Reliant Window Holdings, LLC, ("RWH") a company formed to acquire 87.5% of Alenco Window Holdings, LLC ("AWH"). AWH acquired 73% of the fully-diluted stock of Alenco Holding Corporation ("Alenco"), a company formed to purchase certain assets of Reliant Building Products, Inc. ("RBPI") pursuant to a plan of reorganization confirmed in bankruptcy court. The Fund's investment consisted of a 36.86% interest in RWH. On August 14, 2001, the Fund invested an additional $368,571 in RWH. In addition, the Fund has committed to invest up to an additional $5.5 million in RWH under certain circumstances.

     On March 26, 2001, the Fund invested an additional $1,805,556 in Summit/DPC Partners ("SDPC") to allow the partnership to provide a working capital loan to Doane Pet Care Enterprises ("Doane"). SDPC received a promissory note and warrants to acquire common stock of Doane in exchange for the loan. In April 2001, SPDC was dissolved and the Fund received its pro-rata share of SPDC's assets, including 1,120,951 shares of Doane common stock, a 15% promissory note valued at $1,203,704, with a face value at maturity of $1,805,556, and a warrant to acquire 822,647 shares of common stock of Doane for $0.01 through March 2006. During the year ended December 31, 2001, the original issue discount accretion and interest on the promissory note amounted to $224,521. In addition, on August 31, 2001, the Fund exercised its warrants and purchased 822,467 shares of common stock of Doane for $8,226.

     During the year ended December 31, 2001, the Fund advanced $113,000 to Equicom, Inc. pursuant to a 10% promissory note.

     On April 24, 2001, the Fund advanced $222,945 to The Bradshaw Group in exchange for a 15% promissory note. In addition, on September 20, 2001 the Fund advanced another $222,945 in exchange for a 15% promissory note in the amount of $222,945 and also received a prime +2% secured promissory note valued at $398,383.

     During the year ended December 31, 2001, the Fund invested an additional $600,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in June 2000. $1,200,000 of such commitment has been funded through December 31, 2001.

     During the year ended December 31, 2001, the Fund invested an additional $1,666,667 in FS Strategies, Inc., in the form of additional paid-in capital.

     During the year ended December 31, 2001, United Industrial Services, Inc. paid accrued interest through March 31, 2001 on its 15% promissory note by the issuance of an additional note in the amount of $41,958.

     During the year ended December 31, 2001, the Fund purchased 1,507,226 shares of preferred stock in Turfgrass America, Inc. ("Turfgrass") for $768,638. In addition, the Fund received a warrant to purchase 250,412 shares of Turfgrass common stock at $0.51 per share through April 2010. Also, a 12% promissory note in the amount of $502,035 was issued in payment of the accrued interest receivable on the 1999 note through March 31, 2001. For the year ended December 31, 2001, the original issue discount accretion on the discounted 12% subordinated promissory note due from Turfgrass amounted to $120,000, bringing the balance of the note to $3,715,000 at December 31, 2001. The original issue discount is being accreted over the life of the note.

     During the year ended December 31, 2001, the Fund received 11,927 shares of Weatherford International ("WFT") common stock in exchange for the junior participation note from Tulsa Industries, Inc. ("Tulsa"). The Fund also received an additional 57,531 shares of WFT and a 21% membership interest in CMC Investments, LLC as transfers of assets upon the liquidation of Tulsa.

     During the year ended December 31, 2001, Petrocon Engineering, Inc. ("Petrocon") and Industrial Data Systems Corporation ("IDS") completed a merger of the two companies. As a result of the merger, the Fund received a payment of accrued interest of $1,210,367, a principal payment of $789,633, a 9.5% promissory note in the amount of $3,000,000, 2,500,000 shares of IDS convertible preferred stock and 937,193 shares of IDS common stock in exchange for its common stock and notes receivable in Petrocon. In addition, the Fund purchased an additional 288,565 shares of IDS common stock for $193,339 from two former officers of Petrocon.

     During the year ended December 31, 2001, the Fund invested $3,500,000 in PalletOne, Inc. The Fund's investment consisted of 350,000 shares of common stock and 3,150,000 shares of preferred stock.

     During the year ended December 31, 2000, the Fund invested $7,435,001 in four new companies and made follow-on investments of $4,968,405 in ten portfolio companies. These follow-on investments included $1,209,344 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

     During the year ended December 31, 1999, the Fund invested $20,638,398 in six new companies and made follow-on investments of $10,591,965 in eleven portfolio companies. These follow-on investments included $1,388,132 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. The Fund also received note payments and proceeds from the sale of portfolio securities of $4,933,338 in the form of additional portfolio securities.

     For a description of the business of each Portfolio Company in which the Fund has invested, see "Current Portfolio Companies".

     Of the companies in which the Fund has investments at December 31, 2001, only IDS, NCS, and WFT are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment. See "Valuation".

SUBSEQUENT EVENTS

     Subsequent to December 31, 2001, the Fund repaid a net $63,450,000 of notes payable to the bank.

     In January 2002, the Fund invested $438,749 to acquire a 24% member interest in Alenco Window Holdings II, LLC, which was formed to loan $2,000,000 to Alenco Holding Corporation ("AHC"), in exchange for a secured promissory note and a warrant to acquire 93,675 shares of AHC common stock for $0.01 per share.

     In January 2002, the Fund invested an additional $425,000 in FS Strategies, Inc.

     In January 2002, the Fund received $2,516,000 from Champion Window, Inc. in redemption of its 20,000 shares of preferred stock and outstanding dividends.

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

     The Fund's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Fund's determination of fair value of these debt securities, since the securities are generally held to maturity. Their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

     Borrowings under the Fund's $22.5 and $32.5 million line of credit, as of December 31, 2001 and 2000, respectively, expose the Fund to certain market risks. Based on the average outstanding borrowings under its line of credit for the year ended December 31, 2001 and 2000, respectively, of approximately $8,572,877 and $17,150,000, a change of one percent in the interest rate would have caused a change in interest expense of approximately $85,729 and $171,500. This change would have resulted in a change of $0.02 and $0.03 in the net asset value per share at December 31, 2001 and 2000, respectively. The Fund did not enter into its credit facility for trading purposes and the line of credit carries interest at a pre-agreed upon percentage point spread from either the prime rate or the 30-day LIBOR rate. In addition, there were no significant changes to the factors that affect market risk from 2000 to 2001.

     A major portion of the Fund's investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Fund's investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report of Independent Public Accountants

To Equus II Incorporated:

          We have audited the accompanying balance sheets of Equus II Incorporated (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 2001 and 2000, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2001, and the selected per share data and ratios for each of the five years in the period ended December 31, 2001. These financial statements and selected per share data and ratios are the responsibility of the management of Equus II Incorporated. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2001, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As discussed in Note 3, the financial statements include investments in portfolio securities valued at $79,750,789 (104% of net assets) and $90,328,540 (99% of net assets) as of December 31, 2001 and 2000, respectively, whose values have been estimated by Equus Capital Management Corporation (the "Management Company") and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. We have reviewed the procedures used by the Management Company in arriving at their estimates of value of such securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, the Management Company's estimates of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

          In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus II Incorporated as of December 31, 2001 and 2000, the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2001, and the selected per share data and ratios for each of the five years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
Houston, Texas
March 1, 2002

                             EQUUS II INCORPORATED
                                BALANCE SHEETS
                          DECEMBER 31, 2001 AND 2000

                                                                    2001                             2000
                                                                    ----                             ----
Assets
------
Investments in portfolio securities at fair value
     (cost $90,371,825 and $94,936,876,
     respectively)                                              $ 85,878,831                     $ 94,117,912
Temporary cash investments, at cost which
     approximates fair value                                      62,010,212                       77,041,332
Cash                                                                  23,465                            2,200
Accounts receivable                                                   15,061                              867
Accrued interest receivable                                        2,891,107                        4,855,256
                                                                ------------                     ------------
          Total assets                                          $150,818,676                     $176,017,567
                                                                ============                     ============
Liabilities and net assets
--------------------------
Liabilities:
     Accounts payable and accrued liabilities                   $    267,011                     $    338,178
     Due to management company                                       384,834                          454,624
     Notes payable to bank                                        73,200,000                       84,300,000
                                                                ------------                     ------------
          Total liabilities                                       73,851,845                       85,092,802
                                                                ------------                     ------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000
         shares authorized, no shares outstanding                          -                                -
     Common stock, $.001 par value, 25,000,000
        shares authorized, 6,233,021 and 7,342,034
        shares outstanding                                             6,233                            7,342
     Additional paid-in capital                                   84,863,766                       98,046,142
     Notes receivable from officers related to
        849,120 shares of common stock                                     -                      (10,132,925)
     Undistributed net investment income                                   -                           36,936
     Undistributed net capital gains (losses)                     (3,410,174)                       3,786,233
     Unrealized depreciation of
       portfolio securities, net                                  (4,492,994)                        (818,963)
                                                                ------------                     ------------
          Total net assets                                      $ 76,966,831                     $ 90,924,765
                                                                ============                     ============
          Net assets per share                                  $      12.35                     $      14.00
                                                                ============                     ============

                        The accompanying notes are an
                 integral part of these financial statements.

                                 EQUUS II INCORPORATED
                                 STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                      2001                   2000                   1999
                                                      ----                   ----                   ----
Investment income:
     Income from portfolio securities             $ 2,600,030            $ 4,629,928           $  5,060,617
     Interest from temporary cash investments          58,655                141,427                 57,908
     Other income                                      55,000                345,549                 38,405
                                                  -----------            -----------           ------------
         Total investment income                    2,713,685              5,116,904              5,156,930
                                                  -----------            -----------           ------------
Expenses:
     Management fee                                 1,618,784              1,911,275              2,179,413
     Interest expense                                 437,197              1,508,788              2,163,593
     Non-cash compensation expense (benefit)       (1,522,422)               388,663              2,085,766
     Professional fees                                452,414                167,784                279,141
     Director fees and expenses                       252,456                239,302                269,784
     Mailing, printing and other expenses             179,531                172,339                214,947
     Franchise taxes                                   91,030                129,305                 91,450
     Administrative fees                               50,000                 50,000                 50,000
                                                  -----------            -----------           ------------
          Total expenses                            1,558,990              4,567,456              7,334,094
                                                  -----------            -----------           ------------
Net investment income (loss)                        1,154,695                549,448             (2,177,164)
                                                  -----------            -----------           ------------
Realized gain (loss) on dispositions of
     portfolio securities, net                     (7,196,407)            (6,160,547)            40,352,644
                                                  -----------            -----------           ------------
Unrealized appreciation (depreciation) of
     portfolio securities, net:
     End of year                                   (4,492,994)              (818,963)            (1,100,588)
     Beginning of year                               (818,963)            (1,100,588)            44,311,697
                                                  -----------            -----------           ------------
     Increase (decrease) in unrealized
        appreciation of portfolio
         securities, net                           (3,674,031)               281,625            (45,412,285)
                                                  -----------            -----------           ------------
     Total decrease in net
        assets from operations                    $(9,715,743)           $(5,329,474)          $ (7,236,805)
                                                  ===========            ===========           ============

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                      STATEMENTS OF CHANGES IN NET ASSETS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       2001                     2000                    1999
                                                       ----                     ----                    ----
 Operations:

      Net investment income (loss)                 $  1,154,695             $    549,448            $ (2,177,164)
      Realized gain (loss) on dispositions of
         portfolio securities, net                   (7,196,407)              (6,160,547)             40,352,644
      Increase (decrease) in unrealized
         appreciation of portfolio securities,
         net                                         (3,674,031)                 281,625             (45,412,285)
                                                   ------------             ------------            ------------
 Decrease in net assets from operations              (9,715,743)              (5,329,474)             (7,236,805)
                                                   ------------             ------------            ------------
 Capital transactions:

      Non-cash compensation expense (benefit)
         related to officers' stock options          (1,522,422)                 388,663               2,085,766
      Increase (decrease) from officer                 (536,781)                 447,887               1,137,503
       notes, net
      Stock repurchase                               (2,182,988)              (4,518,887)             (1,211,298)
      Dividends declared                                      -               (3,843,842)            (23,814,714)
      Shares issued in common stock dividend                  -                2,361,598              14,303,340
                                                   ------------             ------------            ------------
      Decrease in net assets from capital
          share transactions                         (4,242,191)              (5,164,581)             (7,499,403)
                                                   ------------             ------------            ------------
 Decrease in net assets                             (13,957,934)             (10,494,055)            (14,736,208)

 Net assets, at beginning of year                    90,924,765              101,418,820             116,155,028
                                                   ------------             ------------            ------------
 Net assets, at end of year                        $ 76,966,831             $ 90,924,765            $101,418,820
                                                   ============             ============            ============

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              2001                2000                1999
                                                              ----                ----                ----
Cash flows from operating activities:
     Interest and dividends received                    $   1,715,076       $   2,279,113       $   1,780,944
     Cash paid to management company,
        directors, bank and suppliers                      (3,220,927)         (4,470,400)         (5,083,622)
                                                        -------------       -------------       -------------
        Net cash used by operating activities              (1,505,851)         (2,191,287)         (3,302,678)
                                                        -------------       -------------       -------------
Cash flows from investing activities:
     Purchase of portfolio securities                     (11,190,122)        (11,194,062)        (24,908,893)
     Proceeds from dispositions of portfolio               10,101,979          20,565,743          55,962,420
      securities
     Principal payments from portfolio securities             789,633           7,222,349           4,272,725
     Proceeds from exercise of options                              -                   -              31,125
     Repayments from (advances to) portfolio
      companies, net                                          (13,595)             50,263             211,640
                                                        -------------       -------------       -------------
        Net cash  provided (used) by
          investing activities                               (312,105)         16,644,293          35,569,017
                                                        -------------       -------------       -------------
Cash flows from financing activities:
     Advances from bank                                   272,150,000         310,850,000         225,000,000
     Repayments to bank                                  (283,250,000)       (298,950,000)       (251,100,000)
     Repurchase of common stock                            (2,182,988)         (4,634,820)         (1,095,365)
     Dividends paid                                            (1,442)         (1,485,497)         (9,505,282)
     Payments received on officer notes                        92,531             991,161                   -
                                                        -------------       -------------       -------------
        Net cash provided (used) by
          financing activities                            (13,191,899)          6,770,844         (36,700,647)
                                                        -------------       -------------       -------------
Net increase (decrease) in cash and
       cash equivalents                                   (15,009,855)         21,223,850          (4,434,308)

Cash and cash equivalents at
     beginning of year                                     77,043,532          55,819,682          60,253,990
                                                        -------------       -------------       -------------
Cash and cash equivalents at end of year                $  62,033,677       $  77,043,532       $  55,819,682
                                                        =============       =============       =============

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                  (Continued)


                                                            2001               2000               1999
                                                            ----               ----               ----
Reconciliation of decrease
      in net assets from operations to
      net cash used by operating activities:

Decrease in net assets from operations                  $(9,715,743)       $(5,329,474)      $ (7,236,805)

Adjustments to reconcile decrease
     in net assets from operations to net cash used by operating activities:

     Realized (gain) loss on dispositions of
        portfolio securities, net                         7,196,407          6,160,547        (40,352,644)
     Decrease (increase) in unrealized
        appreciation, net                                 3,674,031           (281,625)        45,412,285
     Decrease (increase) in accrued
        interest receivable                               1,334,839         (1,628,447)        (1,987,854)
     Increase in accounts receivable                           (600)                 -                  -
     Accrued interest or dividends
        exchanged for portfolio securities               (2,332,847)        (1,209,344)        (1,388,132)
     Non-cash compensation expense (benefit)             (1,522,422)           388,663          2,085,766
     Amortization of commitment fee                               -                  -             31,250
     Increase (decrease) in accounts payable                (69,726)          (239,137)           207,137
     Decrease in due to management company                  (69,790)           (52,470)           (73,681)
                                                        -----------        -----------       ------------
Net cash used by operating activities                   $(1,505,851)       $(2,191,287)      $ (3,302,678)
                                                        ===========        ==========        ============


                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                      SELECTED PER SHARE DATA AND RATIOS
                  FOR THE FIVE YEARS ENDED DECEMBER 31, 2001

                                                              2001             2000           1999              1998          1997
                                                              ----             ----           ----              ----          ----
Selected per share data:
------------------------
Investment income                                         $   0.43         $   0.79       $   0.95          $   0.71       $  0.77
Expenses                                                      0.25             0.71           1.35              1.12          0.95
                                                          --------         --------       --------          --------       -------
Net investment income (loss)                                  0.18             0.08          (0.40)            (0.41)        (0.18)
Realized gain (loss) on dispositions of
   portfolio securities, net                                 (1.13)           (0.95)          7.41             (0.67)         1.45
Increase (decrease) in unrealized appreciation
   of portfolio securities, net                              (0.57)            0.05          (8.34)            (4.06)         4.65
                                                          --------         --------       --------          --------       -------
Increase (decrease) in net assets from operations            (1.52)           (0.82)         (1.33)            (5.14)         5.92
                                                          --------         --------       --------          --------       -------
Capital transactions:
Dividends declared                                               -            (0.55)         (3.86)            (0.59)        (0.45)
Effect of common stock repurchases                            0.17             0.46           0.09                 -             -
Dilutive effect of shares issued in common
   stock dividend and exercise of options                    (0.30)           (0.19)         (1.12)            (0.15)        (0.09)
                                                          --------         --------       --------          --------       -------
Net decrease in assets from capital transactions             (0.13)           (0.28)         (4.89)            (0.74)        (0.54)
                                                          --------         --------       --------          --------       -------
Net increase (decrease) in net assets                        (1.65)           (1.10)         (6.22)            (5.88)         5.38
Net assets at beginning of year                              14.00            15.10          21.32             27.20         21.82
                                                          --------         --------       --------          --------       -------
Net assets at end of year                                 $  12.35         $  14.00       $  15.10          $  21.32       $ 27.20
                                                          ========         ========       ========          ========       =======
Weighted average number of shares
   outstanding during year, in thousands                     6,363            6,457          5,445             5,312         5,206
Market value                                              $   7.79         $   8.01       $   9.38          $  14.66       $ 20.80
Selected ratios:
----------------
Ratio of  total expenses to average
   net assets                                                 1.86%            4.75%          6.74%             4.57%         3.98%
Ratio of expenses before interest and
   non-cash compensation expense (benefit)
   to average net assets                                      3.15%            2.78%          2.84%             3.06%         3.64%
Ratio of net investment income (loss)
    to average net assets                                     1.38%            0.57%        (2.00)%           (1.67)%       (0.74)%
Ratio of net investment income (loss) to
     average net assets, exclusive of
     non-cash compensation expense (benefit)                (0.44)%            0.98%        (0.08)%           (1.67)%       (0.74)%
Ratio of increase (decrease) in net
   assets from operations to average net assets            (11.57)%          (5.54)%        (6.65)%          (20.97)%        24.92%
Ratio of increase (decrease) in net assets from
   operations to average net assets, exclusive of
   non-cash compensation expense (benefit)                 (13.39)%          (5.14)%        (4.73)%          (20.97)%        24.92%
Total return on market price                                (2.75)%          (8.74)%        (9.69)%          (26.68)%        31.74%

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2001

                                                                 Date of
                          Portfolio Company                      Initial            Cost           Fair Value
                                                                Investment
A. C. LIQUIDATING CORPORATION                                 February 1985

    Asset held for liquidation
          - 10% secured promissory notes *                                         $  188,014         $        -

AMERICAN TRENCHLESS TECHNOLOGY, LLC                           February 2001
    Boring, tunneling and directional drilling
          - 100,000 shares of preferred stock                                       1,000,000          1,000,000
          - 1,934,532 shares of common stock                                          116,550            116,550

THE BRADSHAW GROUP                                               May 2000
    Sells and services midrange and high-speed
        printing equipment
          - Prime + 2% promissory note *                                                    -            398,383
          - 15% promissory note *                                                     222,945            222,945
          - 15% promissory note *                                                     222,945            222,945
          - 1,335,000 shares of preferred stock                                     1,335,000                  -
          - Warrant to buy 2,229,450 shares of common
            stock for $0.01 through May 2008                                                1                  -

CHAMPION WINDOW, INC.                                           March 1999
    Primary aluminum window manufacturer & distributor
          - 20,000 shares of preferred stock                                        2,000,000          2,472,500
          - 1,400,000 shares of common stock                                        1,400,000          8,750,000

CMC INVESTMENTS, LLC                                          December 2001
    Manufacturer of oil and gas drilling rigs
          - 21% membership interest                                                   525,000            525,000

CONTAINER ACQUISITION, INC.                                   February 1997
    Shipping container repair & storage
          - 72,742 shares of preferred stock                                        7,274,200          7,274,200
          - Conditional warrant to buy up to 370,588
            shares of common stock at $0.01 through
            February 2007                                                               1,000              1,000
          - 1,370,000 shares of common stock                                        1,370,000          2,000,000

DOANE PETCARE ENTERPRISES, INC.                                October 1995
    (formerly Summit/DPC Partners, L.P.)
    Manufacturer of private label pet food
          - 15% promissory note with a face amount
            of $1,805,556, including amortized discount                             1,428,225          1,428,225
          - 1,943,598 shares of common stock                                        3,936,643          5,900,000

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2001
                                  (Continued)

                                                            Date of
                                                            Initial
                     Portfolio Company                     Investment         Cost      Fair Value
                     -----------------                     ----------         ----      ----------
THE DRILLTEC CORPORATION                                   August 1998
    Provides protection & packaging for pipe & tubing
      -Prime + 9.75% promissory note *                                     $1,000,000   $  500,000
      -Warrant to buy 10% of the common
       equity for $100 through September 2002                                       -            -

EQUICOM, INC.                                               July 1997
    Radio stations
      -10% promissory note *                                                1,638,500    1,638,500
      -10% promissory note                                                  1,036,750    1,036,750
      -657,611 shares of preferred stock                                    6,576,110    1,000,000
      -452,000 shares of common stock                                         141,250            -

EQUIPMENT SUPPORT SERVICES, INC.                           December 1999
    Equipment rental
      -8% promissory note *                                                 1,138,000    1,138,000
      -35,000 shares of preferred stock                                     1,929,000            -
      -35,000 shares of common stock                                          101,500            -

FS STRATEGIES, INC.                                         June 2000
    Temporary staffing and web-based human
      resources services
      -110,000 shares of common stock                                       7,166,667    2,866,667

GCS RE, INC.                                               February 1989
    Investment in real estate
      -1,000 shares of common stock                                           132,910      650,000

INDUSTRIAL DATA SYSTEMS CORPORATION                        December 2001
      (AMEX - IDS)
    Engineering and consulting services
      -9.5% promissory note                                                 3,000,000    3,000,000
      -2,500,000 shares of convertible preferred stock                      2,500,000    2,500,000
      -1,225,758 shares of common stock                                       716,461      605,860

NCI BUILDING SYSTEMS, INC.  (NYSE - NCS)                    April 1989
    Design & manufacture metal buildings
      -200,000 shares of common stock                                         159,784    3,540,000

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2001
                                  (Continued)

                                                                 Date of
                                                                 Initial
                          Portfolio Company                     Investment          Cost        Fair Value
                          -----------------                     ----------          ----        ----------
PALLETONE, INC.                                                October 2001

    Operates wooden pallet manufacturing facilities
           -3,150,000 shares of preferred stock                                   $3,150,000     $3,150,000
           -350,000 shares of common stock                                           350,000        350,000

RELIANT WINDOW HOLDINGS, LLC                                  February 2001
    Aluminum & vinyl window manufacturer & distributor
           -36.86% membership interest                                               372,256        372,256

SOVEREIGN BUSINESS FORMS, INC.                                 August 1996
    Business forms manufacturer
           -15% promissory notes                                                   3,243,077      3,243,077
           -17,502 shares of preferred stock                                       1,750,200      1,750,200
           -Warrant to buy 551,894 shares of common stock
            at $1 per share through August 2006                                            -        263,750
           -Warrant to buy 25,070 shares of common stock
            at $1.25 per share through October 2007                                        -          5,565
           -Warrant to buy 273,450 shares of common stock
            at $1 per share through October 2009                                           -        130,685

SPECTRUM MANAGEMENT, LLC                                      December 1999
    Business & personal property protection
           -285,000 units of Class A equity interest                               2,850,000      2,850,000

STERNHILL PARTNERS I, LP                                        March 2000
    Venture capital fund
           -3% limited partnership interest                                        1,471,604      1,200,000

STRATEGIC HOLDINGS, INC.                                      September 1995
    Processor of recycled glass
           -15% promissory note *                                                  6,750,000      6,750,000
           -3,822,157 shares of Series B preferred stock                           3,820,624      3,250,000
           -Warrant to buy 225,000 shares of common
            stock at $0.4643 per share through August 2005                                 -              -
           -Warrant to buy 100,000 shares of common
            stock at $1.50 per share through August 2005                                   -              -
           -Warrant to buy 2,219,237 shares of common
            stock at $0.01 per share through November 2005                                 -              -
           -3,089,751 shares of common stock                                       3,088,389              -
           -15% promissory note of SMIP, Inc.                                        175,000        175,000
           -1,000 shares of SMIP, Inc. common stock                                  150,000              -

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2001
                                  (Continued)

                                                                Date of
                                                                Initial
                          Portfolio Company                    Investment           Cost         Fair Value
                          -----------------                    ----------           ----         ----------
TRAVIS INTERNATIONAL, INC.                                   December 1986
    Specialty distribution
           -98,761 shares of common stock                                         $     5,398     $ 1,200,000

TURFGRASS AMERICA, INC.                                         May 1999
    Grows, sells & installs warm season turfgrasses
           -12% subordinated promissory note                                          502,035         502,035
           -12% subordinated promissory note
            with a face amount of $4,000,000                                        3,715,000       3,715,000
           -1,507,226 shares of preferred stock                                       768,638         768,638
           -Warrants to buy 250,412 shares of common
            stock at $0.51 through April 2010                                               -               -
           -211,184 shares of common stock                                            600,000         600,000

UNITED INDUSTRIAL SERVICES, INC.                               July 1998
    Field service for petrochemical & power
        generation industries
           -15% promissory note                                                       626,958         626,958
           -35,000 shares of preferred stock                                        3,500,000       2,500,000
           -Warrant to buy 63,637 shares of common stock
            at $0.01 through June 2008                                                    100             100
           -Warrant to buy 18,887 shares of common
            stock at $0.01 through March 2011                                               -               -

VANGUARD VII, L.P.                                             June 2000
    Venture capital fund
           -1.3% limited partnership interest                                       1,200,000       1,100,000

WEATHERFORD INTERNATIONAL (NYSE - WFT)                         July 2001
    Provides equipment & services used for the drilling,
      completion, and production of oil and natural gas wells
           -69,458 shares of common stock                                           4,025,091       2,588,042
                                                                                  -----------     -----------
                 Total                                                            $90,371,825     $85,878,831
                                                                                  ===========     ===========

* The Fund has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such interest and it may be collected in the future. As of December 31, 2001, the aggregate amount of accrued interest receivable and estimated fair value on these notes is $2,454,179 and $10,870,773, respectively. Management believes that the recorded interest receivable and related notes will be recognized.

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2001
                                  (Continued)

     Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

     In connection with the investments in American Trenchless Technology, LLC, Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Sovereign Business Forms, Inc., Strategic Holdings, Inc., Turfgrass America, Inc. and United Industrial Services, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

     As defined in the Investment Company Act of 1940, during the year ended December 31, 2001, the Fund was considered to have a controlling interest in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management LLC, Strategic Holdings, Inc. and United Industrial Services, Inc. The fair value of the Fund's investment in IDS includes a discount of $276,686 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at December 31, 2001.

     Income was earned in the amount of $1,531,031, $3,104,423 and $2,251,120 for the years December 31, 2001, 2000 and 1999, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

     As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. ("Doane"), Equipment Support Services, Inc., Sternhill Partners I, L.P., Vanguard VII, L.P. and Weatherford International. The Fund provides significant managerial assistance to portfolio companies that comprise 84% of the total value of the investments in portfolio companies at December 31, 2001.

     The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund's portfolio companies (except for Doane and PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2001
                                  (Continued)

     The Fund's investments in portfolio securities consist of the following types of securities at December 31, 2001:

                                                                                                    Percentage
          Type of Securities                         Cost                   Fair Value            of Fair Value
          ------------------                         ----                   ----------            -------------
Common stock                                         $23,460,643               $29,167,120                 34.0%
Preferred stock                                       35,603,772                25,665,538                 29.9%
Secured and subordinated debt                         24,887,449                24,597,817                 28.6%
Limited liability company investments                  3,747,256                 3,747,256                  4.4%
Limited partnership investments                        2,671,604                 2,300,000                  2.7%
Options and warrants                                       1,101                   401,100                  0.4%
                                                     -----------               -----------                -----
        Total                                        $90,371,825               $85,878,831                100.0%
                                                     ===========               ===========                =====

     Currently, the Fund is not accruing any additional interest income on secured and subordinated debt with an estimated aggregate fair value of $10,870,773. In addition, two notes with an estimated fair value of $4,671,302 provide that interest is paid in kind, by adding such amount to the principal of the notes.

     The following is a summary by industry of the Fund's investments as of December 31, 2001:

               Industry                           Fair Value                 Percentage
               --------                           ----------                 ----------
Industrial                                       $21,662,468                   25.2%
Business products and services                    21,229,417                   24.7%
Building products - residential                   14,722,500                   17.1%
Building products - commercial                     9,497,929                   11.1%
Consumer goods and services                        7,328,225                    8.5%
Media                                              3,675,250                    4.3%
Energy                                             3,613,042                    4.2%
Venture funds and other                            2,950,000                    3.5%
Distribution                                       1,200,000                    1.4%
                                                 -----------                  -----
        Total                                    $85,878,831                  100.0%
                                                 ===========                  =====

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2000

                                                                 Date of
                                                                 Initial
                          Portfolio Company                     Investment           Cost           Fair Value
                          -----------------                     ----------           ----           ----------
A. C. LIQUIDATING CORPORATION                                 February 1985

    Asset held for liquidation
           -10% secured promissory notes *                                          $  188,014          $        -

THE BRADSHAW GROUP                                               May 2000
    Sells and services midrange and high-speed
        printing equipment
           -1,335,000 shares of preferred stock                                      1,335,000           1,335,000
           -Warrant to buy 2,229,450 shares of common
            stock for $0.01 through May 2008                                                 1                   1

CHAMPION WINDOW, INC.                                           March 1999
    Primary aluminum window manufacturer & distributor
           -20,000 shares of preferred stock                                         2,000,000           2,292,500
           -1,400,000 shares of common stock                                         1,400,000           5,250,000

CONTAINER ACQUISITION, INC.                                   February 1997
    Shipping container repair & storage
           -64,283 shares of preferred stock                                         6,428,300           6,428,300
           -Conditional warrant to buy up to 370,588
            shares of common stock at $0.01 through
           -February 2007                                                                1,000               1,000
           -1,370,000 shares of common stock                                         1,370,000           2,870,000

CRC HOLDINGS, CORP.                                             June 1997
    Pipeline construction and automatic welding equipment
           -Earnout receivable                                                       1,192,114                   -

THE DRILLTEC CORPORATION                                       August 1998
    Provides protection & packaging for pipe & tubing
           -Prime +9.75% promissory note                                             1,000,000           1,000,000
           -Warrant to buy 10% of the common
            equity for $100 through September 2002                                           -                   -

EQUICOM, INC.                                                   July 1997
    Radio stations
           -10% promissory note *                                                    1,638,500           1,638,500
           -10% promissory note                                                        923,750             923,750
           -657,611 shares of preferred stock                                        6,576,110           2,000,000
           -452,000 shares of common stock                                             141,250                   -

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2000
                                  (Continued)

                                                                 Date of
                                                                 Initial
                          Portfolio Company                     Investment          Cost         Fair Value
                          -----------------                     ----------          ----         ----------
EQUIPMENT SUPPORT SERVICES, INC.                              December 1999
    Equipment rental
           -8% promissory note                                                     $1,138,000      $1,138,000
           -35,000 shares of preferred stock                                        1,929,000       1,362,000
           -35,000 shares of common stock                                             101,500               -

FS STRATEGIES, INC.                                             June 2000
    Temporary staffing and web-based human
        resource services
           -110,000 shares of common stock                                          5,500,000       5,500,000

GCS RE, INC.                                                  February 1989
    Investment in real estate
           -1,000 shares of common stock                                              132,910         600,000

HOT & COOL HOLDINGS, INC.                                       March 1996
    Radiator manufacturer & distributor
           -9% increasing rate subordinated promissory
            note *                                                                  1,075,000               -
           -10% subordinated notes *                                                2,200,000               -
           -12% promissory note *                                                   2,500,000               -
           -Warrant to buy up to 14,942 shares of common
            stock at $0.01 per share through March 2006                                     -               -
           -Warrant to buy 10,000 shares of common
            stock at $0.01 through February 2003                                            -               -

NCI BUILDING SYSTEMS, INC.  (NYSE - NCS)                        April 1989
    Design & manufacture metal buildings
           -200,000 shares of common stock                                            159,784       3,762,500

PARACELSUS HEALTHCARE CORPORATION                             December 1990
    (OTCBB - PLHC)
    Owns or operates acute-carehospitals
           -1,844,345 shares of common stock                                        4,299,449          22,459

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2000
                                  (Continued)

                                                                 Date of
                                                                 Initial
                          Portfolio Company                     Investment          Cost         Fair Value
                          -----------------                     ----------          ----         ----------
PETROCON ENGINEERING, INC.                                    September 1998

    Engineering, systems & construction management
           -12% promissory note *                                                  $4,663,356      $4,663,356
           -8% Series B junior subordinated promissory                              2,659,332       2,659,332
            note *
           -Warrant to buy up to 1,552,571 shares of
            common stock at $0.01 per share through
            March 2009                                                                      -               -
           -887,338 shares of common stock                                                635             635

RAYTEL MEDICAL CORPORATION                                     August 1997
    (NASDAQ - RTEL)
    Cardiovascular monitoring & imaging
           -33,073 shares of common stock                                             330,730          26,872

THE SERVICEMASTER COMPANY (NYSE-SVM)                             May 1999
    Residential services
           -Warrant to buy up to 29,411 shares of common
            stock at $51 per share through September 2001                                   -               -

SOVEREIGN BUSINESS FORMS, INC.                                 August 1996
    Business forms manufacturer
           -15% promissory notes                                                    2,793,744       2,793,744
           -16,011 shares of preferred stock                                        1,601,100       1,601,100
           -Warrant to buy 551,894 shares of common
            stock at $1 per share through August 2006                                       -       1,062,890
           -Warrant to buy 25,070 shares of common
            stock at $1.25 per share through October 2007                                   -          42,015
           -Warrant to buy 273,450 shares of common
            stock at $1 per share through October 2009                                      -         526,637

SPECTRUM MANAGEMENT, LLC                                      December 1999
    Business & personal property protection
           -285,000 units of Class A equity interest                                2,850,000       2,850,000

STEPHEN L. LAFRANCE HOLDINGS, INC.                            September 1997
    Owns and operates retail drug stores
           -2,498,452 shares of preferred stock                                     2,498,452       2,498,452
           -Warrant to buy 269 shares of common stock
            for $0.01 per share through September 2007                                      -       7,000,000

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2000
                                  (Continued)

                                                                 Date of
                                                                 Initial
                          Portfolio Company                     Investment           Cost         Fair Value
                          -----------------                     ----------           ----         ----------
STERNHILL PARTNERS I, LP                                        March 2000
    Venture capital fund
           -3% limited partnership interest                                         $  900,000     $ 1,000,000

STRATEGIC HOLDINGS, INC.                                      September 1995
    Processor of recycled glass
           -15% promissory note *                                                    6,750,000       6,750,000
           -3,822,157 shares of Series B preferred stock                             3,820,624       3,250,000
           -Warrants to buy 225,000 shares of common
            stock at $0.4643 per share through August 2005                                   -               -
           -Warrant to buy 100,000 shares of common
            stock at $1.50 per share through August 2005                                     -               -
           -Warrant to buy 2,219,237 shares of common
            stock at $0.01 per share through November 2005                                   -               -
           -3,089,751 shares of common stock                                         3,088,389               -
           -15% promissory note of SMIP, Inc.                                          175,000         175,000
           -1,000 shares of SMIP, Inc. common stock                                    150,000               -

SUMMIT/DPC PARTNERS, LP                                        October 1995
    Manufacturer of private label pet food
           -36.11% limited partnership interest                                      3,326,565      10,000,000

TRAVIS INTERNATIONAL, INC.                                    December 1986
    Specialty distribution
           -98,761 shares of common stock                                                5,398       1,500,000

TULSA INDUSTRIES, INC.                                        December 1997
    Manufacturer of oil & gas equipment
           -Junior participation in promissory note                                    655,769         655,769
           -1,058 shares of Series B preferred stock                                 1,058,000       1,058,000
           -209,089 shares of common stock                                           5,500,000               -

TURFGRASS AMERICA, INC.                                          May 1999
    Grows, sells & installs warm season turfgrasses
           -12% subordinated promissory note
            with a face amount of $4,000,000                                         3,595,000       3,595,000
           -3,167,756 shares of common stock                                           600,000         600,000

                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                       SCHEDULE OF PORTFOLIO SECURITIES
                               DECEMBER 31, 2000
                                  (Continued)

                                                                 Date of
                                                                 Initial
                          Portfolio Company                     Investment          Cost         Fair Value
                          -----------------                     ----------          ----         ----------
UNITED INDUSTRIAL SERVICES, INC.                                July 1998
    Field service for petrochemical & power
        generation industries
           -15% promissory note                                                   $   585,000     $   585,000
           -35,000 shares of preferred stock                                        3,500,000       2,500,000
           -Warrants to buy 63,637 shares of common
            stock at $0.01 through June 2008                                              100             100
           -Warrants to buy 18,887 shares of common
            stock at $0.01 through March 2011                                               -               -

VANGUARD VII, L.P.                                              June 2000
    Venture capital fund
           -1.3% limited partnership interest                                         600,000         600,000
                                                                                  -----------     -----------
                 Total                                                            $94,936,876     $94,117,912
                                                                                  ===========     ===========

* The Fund has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such interest and it may be collected in the future. As of December 31, 2000, the aggregate amount of accrued interest receivable and estimated fair value on these notes is $3,330,852 and $15,711,188, respectively. Management believes that the recorded interest receivable and related notes will be recognized.


                        The accompanying notes are an
                 integral part of these financial statements.

                             EQUUS II INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001, 2000 AND 1999

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

     The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to acquire other businesses, including leveraged buyouts. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund's investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of investments. The Fund elected to be treated as a business development company under the Investment Company Act of 1940.

(2)  Management

     The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $50,000 is included in the accompanying Statements of Operations for each of the three years ended December 31, 2001.

     The Management Company is controlled by a privately-owned corporation.

     As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $25,000 paid quarterly in arrears, a fee of $3,000 for each meeting of the Board of Directors attended in person, a fee of $1,500 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund's stock from time to time. (See Note 9). Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service. Additionally, two officers of the Management Company serve as directors of the Fund.

     The Management Agreement will continue in effect until June 30, 2002, and from year-to-year thereafter provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund or
(ii) a majority of the directors who are not "interested persons" of the Fund, at a meeting called for the purpose of voting on such approval. The Management Agreement may be terminated at any time, without the payment of any penalty, by a vote of the Board of Directors of the Fund or the holders of a majority of the Fund's shares on 60 days' written notice to the Management Company, and would automatically terminate in the event of its "assignment" (as defined in the Investment Company Act).

(3)  Significant Accounting Policies

     VALUATION OF INVESTMENTS - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States and the financial reporting policies of the Securities and Exchange Commission ("SEC"). The applicable methods prescribed by such principles and policies are described below:

     Publicly-traded portfolio securities - Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable.

     Privately-held portfolio securities - The fair value of investments for which no market exists (including 93% of the investments of the Fund at December 31, 2001) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities

     Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. Appraisal valuations are based upon such factors as a Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company's current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

     Most of the Fund's common equity investments are appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. The banking environment currently has resulted in pressure on several of these Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. When the Management Company has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern. The Fund may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

     The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $79,750,789 (including $605,860 in publicly-traded securities, net of a $276,686 Valuation Discount) and $90,328,540 (including $22,459 in publicly-traded securities, net of a $1,518 Valuation Discount) at December 31, 2001 and 2000, respectively, the Fund's estimate of fair value may significantly differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

     For the year ended December 31, 2001, the Fund had net investment income for book purposes of $1,154,695 and a net investment loss of $(250,280) for tax purposes. The difference between book and tax was primarily non-cash compensation expense recorded on the books related to the payment of the officers' notes. The Fund had a net realized capital loss for book purposes of $7,196,407 and $4,219,000 for tax purposes.

     For the year ended December 31, 2000, the Fund had net investment income for book purposes of $549,448 and net investment loss of $(461,027) for tax purposes. The difference between book and tax was primarily non-cash compensation expense recorded on the books related to dividends paid on shares owned by officers which secure limited recourse notes receivable by the Fund and non-taxable dividends received from one portfolio company. The Fund had a net realized capital loss for book purposes of $6,160,547 and net realized capital gain of $38,186 for tax purposes.

     For the year ended December 31, 1999, the Fund had net investment loss for book purposes of $2,177,164 and net investment income of $108,174 for tax purposes. The difference between book and tax was primarily non-cash compensation expense recorded on the books related to dividends paid on shares owned by officers which secure limited recourse notes receivable by the Fund. The Fund had a net realized capital gain for book purposes of $40,352,644 and $23,847,230 for tax purposes.

     The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes:

                                                      2001                 2000               1999
                                                     ------               ------             ------
Net realized gain (loss) on the dispositions
 of portfolio securities, book                    $(7,196,407)         $(6,160,547)       $ 40,352,644
Book/tax differences                                2,977,407           10,794,149         (14,542,195)
Post October 31, 1998 losses                                                                (6,558,635)
Post October 31, 1999 losses                                -           (4,595,416)          4,595,416
                                                  -----------          -----------        ------------
Net realized gain (loss) on the dispositions
 of portfolio securities, tax                     $(4,219,000)         $    38,186        $ 23,847,230
                                                  ===========          ===========        ============

(5)  Dividends

     In lieu of any cash dividends in 2001, the Fund declared a stock dividend of one additional share for each ten shares held by its stockholders of record as of December 3, 2001. The Fund declared dividends of $3,843,842 ($0.55 per share) and $23,814,714 ($3.86 per share) during 2000 and 1999, respectively.
The 2000 and 1999 dividends were paid in additional shares of common stock or in cash by specific election of the shareholders in December 2000 and 1999. The 2000 dividend represented some long-term capital gains and ordinary income but was primarily a return of capital. The 1999 dividend represented long-term capital gains. The Fund paid $1,482,244 and $9,511,374 in cash and issued 294,990 and 1,471,296 additional shares of stock at $8.00568 and $9.72159 per share, in December 2000 and 1999 in connection with such dividends. In 2000 and 1999, the Fund recorded non-cash compensation expense for the dividends paid on stock held by officers of $388,663 and $2,085,766, respectively, in accordance with GAAP.

(6)  Temporary Cash Investments

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of loans and expenses, consist of $62,010,212 and $77,041,332 in money market accounts with Bank of America, N.A. earning interest at rates ranging from 1.34% to 1.35% and 4.22% to 4.90% at December 31, 2001 and 2000, respectively.

(7)  Portfolio Securities

     During the year ended December 31, 2001, the Fund invested $15,386,789 in six new companies, including non-cash securities of $10,573,214 in three companies as a result of a merger or sale of existing Portfolio Companies. Also, the Fund made follow-on investments of $8,709,395 in eleven portfolio companies, including $2,332,847 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital loss of $7,196,407 during the year ended December 31, 2001.

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

(8)  Notes Payable to Bank

     The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account at December 31, 2001. The Fund had $62,000,000 and $77,000,000 outstanding on such notes, at December 31, 2001 and 2000, respectively, that was secured by $62,000,000 and $77,000,000 of the Fund's temporary cash investments. Effective July 27, 2001, the Fund extended the line of credit promissory note to July 1, 2002.

     The Fund has a $22,500,000 revolving line of credit with Bank of America, N.A. that expires on July 1, 2002. The Fund expects to renew and extend the revolving line of credit on or before its due date. The Fund had $11,200,000 and $7,300,000 outstanding under its lines of credit at December 31, 2001 and 2000, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit.

     The average daily balances outstanding on the Fund's notes payable during the years ended December 31, 2001 and 2000, were $8,572,877 and $18,950,064, respectively. During the years ended December 31, 2001 and 2000, the amount of interest paid in cash was $429,417 and $1,369,320, respectively. In addition, the Fund is in compliance with the debt covenants as set forth in the line of credit.

(9)  Stock Option Plan

     Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock. Options are issued to the officers of the Fund at the discretion of the compensation committee in accordance with the Stock Incentive Plan. The options have a ten year life and vest 50% six months after the grant date and 16-2/3% on the first, second and third anniversaries of the date of the grant.

     Under the Stock Incentive Plan, options to purchase 1,073,600 and 337,450 shares of the Fund's common stock with a weighted average exercise price of $8.43 and $17.01 per share were outstanding at December 31, 2001 and 2000, respectively. Of these options, 70,388 and 288,167 shares, with a weighted average exercise price per share of $18.60 and $17.24, were exercisable at December 31, 2001 and 2000, respectively. Of the outstanding options at December 31, 2001, 1,027,400 have exercise prices ranging from $7.60 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through November 2011.

     On September 30, 1999, options to purchase 719,794 shares of common stock of the Fund were exercised by the officers of the Fund for $15.45 per share.
The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. At December 31, 2000, the notes were secured by the 719,794 shares plus 196,164 additional shares issued to the officers by the Fund upon payment of dividends. Principal payments of $991,161 were made on the notes in 2000. In 2001, interest payments of $92,531 were made on the notes.
On April 1, 2001, a former officer of the Fund surrendered 41,471 shares in payment of his note receivable and accrued interest aggregating $548,542. In September 2001, the current officers of the Fund surrendered 802,662 shares in payment of their notes receivable and accrued interest aggregating $10,505,551. These payments were recorded as decreases in common stock and additional paid in capital. The Fund released 71,824 shares to the officers relating to these payments. As a result of these payments, there are no outstanding notes at December 31, 2001. There was no change in total net assets as a result of the note repayment and surrendering of the shares.

     The notes receivable, as well as 849,120 and 804,828 of such shares of common stock, were not included in the Fund's reported net asset value per share at 2000 and 1999, respectively. In addition, the notes receivable were recorded as a reduction of net assets. Under variable plan accounting applicable to these transactions, compensation expense is adjusted to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Non-cash compensation expense (benefit) under this arrangement was $(1,536,856) for the year ended December 31, 2001 and was recorded as a decrease to additional paid in capital. Interest earned on the notes receivable of $384,388, $447,887 and $115,217 was recorded as an increase to additional paid in capital for the years ended December 31, 2001, 2000 and 1999, respectively.

     In April 2001, officers of the Fund surrendered options to acquire 247,077 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options were cancelled. On May 4, 2001, options to acquire a total of 13,200 shares at $8.4455 per share were issued to the non-officer directors. In addition, on November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights which reduce the option price by dividends paid during the option period. Variable accounting as a result of terms of the dividend equivalent rights required that additional non-cash compensation expense of $14,434 be recorded for the 990,000 options issued in 2001.

     If all outstanding options for which the market price exceeds the exercise price at December 31, 2001 had been exercised, the Fund's net asset value would have been reduced by $0.10 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. As of December 31, 2000, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

     The following is a reconciliation of the stock options issued and exercised for the three years ended December 31, 2001:

                                                   2001           2000           1999
                                                  ------         ------         ------
Options outstanding at the beginning of
 the year                                        337,450        324,250        1,033,044
Options granted during the year                1,003,200         13,200           13,200
Options exercised during the year                      -              -         (721,994)
Options surrendered during the year             (247,077)             -                -
Options expired during the year                  (19,973)             -                -
                                               ---------        -------        ---------
Options outstanding at the end of the year     1,073,600        337,450          324,250
                                               =========        =======        =========
Options exercisable at the end of the year        70,388        288,167          100,265
                                               =========        =======        =========

     In accordance with the terms of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"), because the exercise price of the Fund's incentive options equals the market price of the underlying stock on the date of grant, the Fund records no compensation expense for its stock option awards. As required by the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-based Compensation ("SFAS 123"), the Fund provides the following disclosure of hypothetical values for these awards. The weighted average grant-date fair value of options granted during 2001 for the officer options and the director options was $0.402 and $1.499 per share, respectively. The weighted average grant-date fair value of options granted during 2000 and 1999 was $1.71 and $1.80 per share, respectively. These values for 2001 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the officers and directors options: expected dividend of 10.0% and 6.5%, expected volatility of 25.38% and 26.27% and risk free interest rates of 4.62% and 5.32%, respectively. These values for 2000 and 1999 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend of 6.5% and 8.4%, expected volatility of 26.3% and 27.6% and risk free interest rates of 6.8% and 6.0%, respectively. An expected life of 10 years was used for 2001, 2000 and 1999. Had compensation expense been recorded based on these hypothetical values, the Fund's 2001, 2000 and 1999 change in net assets from operations would have been reduced by $105,762, $551,808 and $1,146,718, respectively. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

(10) Commitments and Contingencies

     The Fund has made commitments to invest, under certain circumstances, up to an additional $2,000,000 in Container Care International, Inc., $1,200,000 in Equicom, Inc., $833,000 in FS Strategies, Inc., $5,527,000 in Reliant Window Holdings, LLC, $750,000 in Spectrum Management, Inc., $1,500,000 in Sternhill Partners, L.P., $289,000 in Turfgrass America, Inc. and $1,800,000 in Vanguard VII, L.P.

          The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments.

(11) Subsequent Events

     Subsequent to December 31, 2001, the Fund repaid a net $63,450,000 of notes payable to the bank.

     In January 2002, the Fund invested $438,749 to acquire a 24% member interest in Alenco Window Holdings II, LLC, which was formed to loan $2,000,000 to Alenco Holding Corporation ("AHC"), in exchange for a secured promissory note and a warrant to acquire 93,675 shares of AHC common stock for $0.01 per share.

     In January 2002, the Fund invested an additional $425,000 in FS Strategies, Inc.

     In January 2002, the Fund received $2,516,000 from Champion Window, Inc. in redemption of its 20,000 shares of preferred stock and outstanding dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information about the Directors and Executive Officers of the Registrant is incorporated by reference to the Fund's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2002 (the "2002 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding Executive Compensation is incorporated by reference to the Fund's 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund's 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund's 2002 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)      Financial Statements                            Page
            --------------------                            ----

            Report of Independent Public Accountants         32

            Balance Sheets
            December 31, 2001 and 2000                       33

            Statements of Operations for the years
            ended December 31, 2001, 2000 and 1999           34

            Statements of Changes in Net Assets for the
            years ended December 31, 2001, 2000 and 1999     35

            Statements of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999                 36

            Selected Per Share Data and Ratios for the
            five years ended December 31, 2001               38

            Schedule of Portfolio Securities
            December 31, 2001                                39

            Schedule of Portfolio Securities
            December 31, 2000                                45

            Notes to Financial Statements                    50

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

(e) Fourth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated July 27, 2001. [Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on form 10-Q for the quarter ended September 30, 2001.]

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Fund during the last quarter of the period covered by this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.


                                    EQUUS II INCORPORATED

                                      /s/ NOLAN LEHMANN
                                    ------------------------------
Date:  March 5, 2002                Nolan Lehmann, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature               Title                               Date
      ---------               -----                              ------

/s/ GREGORY J. FLANAGAN
-------------------------     Director                       March 5, 2002
(Gregory J. Flanagan)

/s/ ROBERT L. KNAUSS
-------------------------     Director                       March 5, 2002
(Robert L. Knauss)

/s/ GARY R. PETERSEN
-------------------------     Director                       March 5, 2002
(Gary R. Petersen)

/s/ JOHN W. STORMS
-------------------------     Director                       March 5, 2002
(John W. Storms)

/s/ FRANCIS D. TUGGLE
-------------------------     Director                       March 5, 2002
(Francis D. Tuggle)

/s/ EDWARD E. WILLIAMS
-------------------------     Director                       March 5, 2002
(Edward E. Williams)

/s/ NOLAN LEHMANN
-------------------------     President and Director         March 5, 2002
(Nolan Lehmann)               (principal financial
                              and accounting officer)

/s/ SAM P. DOUGLASS
-------------------------     Chairman of the Board and      March 5, 2002
(Sam P. Douglass)             Chief Executive Officer
                              (principal executive officer)