Form 10-Q
period 2002-03-31
EQUUS II INC
filed 2002-05-15
CIK 878932

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $42,725,664 computed on the basis of $7.80 per share, closing price of the common stock on the New York Stock Exchange Inc. on May 13, 2002. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,233,021 shares of the registrant's common stock, $.001 par value, outstanding, as of May 13, 2002. The net asset value of a share at March 31, 2002 was $12.62.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

PART I.     FINANCIAL INFORMATION                                      PAGE

  Item 1.   Financial Statements

            Balance Sheets

            - March 31, 2002 and December 31, 2001.....................  1

            Statements of Operations

            - For the three months ended March 31, 2002 and 2001.......  2

            Statements of Changes in Net Assets

            - For the three months ended March 31, 2002 and 2001.......  3

            Statements of Cash Flows

            - For the three months ended March 31, 2002 and 2001.......  4

            Selected Per Share Data and Ratios

            - For the three months ended March 31, 2002 and 2001 ......  6

            Schedule of Portfolio Securities

            - March 31, 2002...........................................  7

            Notes to Financial Statements.............................. 13

  Item 2.   Management's Discussion and Analysis of Financial

            Condition and Results of Operations........................ 19

  Item 3.   Quantitative and Qualitative Disclosure about Market Risk.. 25

PART II.    OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K .......................... 25

SIGNATURE   ........................................................... 26

Part I.   Financial Information

Item 1.   Financial Statements

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                                                 2002             2001
                                                                ------           ------
Assets

Investments in portfolio securities at fair value
     (cost $88,390,046 and $90,371,825, respectively)       $  85,679,350    $  85,878,831
Temporary cash investments, at cost which
     approximates fair value                                   63,925,952       62,010,212
Cash                                                                  864           23,465
Accounts receivable                                                15,170           15,061
Accrued interest receivable                                     3,140,990        2,891,107
                                                            -------------    -------------
          Total assets                                        152,762,326      150,818,676
                                                            -------------    -------------
Liabilities and net assets

Liabilities:
     Accounts payable                                             214,024          267,011
     Due to management company                                    393,151          384,834
     Notes payable to bank                                     73,525,000       73,200,000
                                                            -------------    -------------
          Total liabilities                                    74,132,175       73,851,845
                                                            -------------    -------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding                              --               --
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 6,233,021 shares outstanding                    6,233            6,233
     Additional paid-in capital                                85,411,710       84,863,766
     Undistributed net capital losses                          (4,077,096)      (3,410,174)
     Unrealized depreciation of portfolio securities, net      (2,710,696)      (4,492,994)
                                                            -------------    -------------
          Total net assets                                  $  78,630,151    $  76,966,831
                                                            -------------    -------------
          Net assets per share                              $       12.62    $       12.35
                                                            =============    =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                  2002             2001
                                                                 ------           ------
Investment income:
     Income from portfolio securities                          $ 1,246,984    $   843,424
     Interest from temporary cash investments                       10,067         26,121
     Interest on notes receivable from officers                       --           23,448
                                                               -----------    -----------
          Total investment income                                1,257,051        892,993
                                                               -----------    -----------
Expenses:
     Management fees                                               393,151        429,199
     Director fees and expenses                                     61,556         76,325
     Professional fees                                              40,953         77,635
     Administrative fees                                            12,500         12,500
     Mailing, printing and other expenses                            9,774         25,678
     Interest expense                                              154,314         39,905
     Non-cash compensation expense                                  41,859             --
     Franchise taxes                                                36,860          3,860
                                                               -----------    -----------
          Total expenses                                           750,967        665,102
                                                               -----------    -----------
Net investment income                                              506,084        227,891
                                                               -----------    -----------
Realized gain (loss) on sales of portfolio securities, net        (666,922)     3,202,098
                                                               -----------    -----------
Unrealized depreciation of portfolio securities, net:
     End of period                                              (2,710,696)    (9,419,332)
     Beginning of period                                        (4,492,995)      (818,963)
                                                               -----------    -----------
     (Increase) decrease in unrealized depreciation, net         1,782,299     (8,600,369)
                                                               -----------    -----------
     Total increase (decrease) in net assets from operations   $ 1,621,461    $(5,170,380)
                                                               ===========    ===========


                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                             2002              2001
                                                            ------            ------
 Operations:
     Net investment income                               $    506,084    $    227,891
     Realized gain (loss) on sales of portfolio
        securities, net                                      (666,922)      3,202,098
     (Increase) decrease in unrealized depreciation of
        portfolio securities, net                           1,782,299      (8,600,369)
                                                         ------------    ------------
Increase (decrease) in net assets from operations           1,621,461      (5,170,380)
                                                         ------------    ------------
Capital Transactions:

     Non-cash compensation expense                             41,859              --
     Increase from officer notes, net                              --         111,972
     Repurchase shares of common stock                             --         (26,456)
                                                         ------------    ------------
Increase in net assets from capital transactions               41,859          85,516
                                                         ------------    ------------
Increase (decrease) in net assets                           1,663,320      (5,084,864)
Net assets at beginning of period                          76,966,831      90,924,765
                                                         ------------    ------------
Net assets at end of period                              $ 78,630,151    $ 85,839,901
                                                         ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                2002             2001
                                                               ------           ------
Cash flows from operating activities:

     Interest and dividends received                       $    591,796    $    221,551
     Cash paid to management company, directors,
        bank and suppliers                                     (753,777)       (896,390)
                                                           ------------    ------------
        Net cash used by operating activities                  (161,981)       (674,839)
                                                           ------------    ------------
Cash flows from investing activities:

     Purchase of portfolio securities                        (3,114,329)     (3,225,792)
     Proceeds from sales of portfolio securities              4,844,558      10,000,000
     Advances to portfolio companies                               (109)        (13,516)
                                                           ------------    ------------
        Net cash provided by investing activities             1,730,120       6,760,692
                                                           ------------    ------------
Cash flows from financing activities:
     Advances from bank                                      64,900,000      68,300,000
     Repayments to bank                                     (64,575,000)    (85,800,000)
                                                           ------------    ------------
        Net cash provided (used) by financing activities        325,000     (17,500,000)
                                                           ------------    ------------
Net increase (decrease) in cash and cash equivalents          1,893,139     (11,414,147)

Cash and cash equivalents at beginning of period             62,033,677      77,043,532
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $ 63,926,816    $ 65,629,385
                                                           ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                   (Continued)

                                                                     2002            2001
                                                                    ------          ------
Reconciliation of increase (decrease) in net assets from
     operations to net cash used by operating activities:

Increase (decrease) in net assets from operations                 $ 1,621,461    $(5,170,380)
Adjustments to reconcile increase (decrease) in net assets from operations to net cash used by operating activities:

     Realized (gain) loss on sales of portfolio securities, net       666,922     (3,202,098)
     Increase (decrease) in unrealized depreciation, net           (1,782,299)     8,600,369
     Accrued interest and dividends exchanged for
         portfolio securities                                        (415,371)      (558,567)
     Increase in accrued interest receivable                         (249,883)      (224,846)
     Interest income on non-recourse
         portion of officer notes                                          --        111,972
     Non-cash compensation expense                                     41,859             --
     Decrease in accounts payable                                     (52,987)      (205,864)
     (Increase) decrease in due to management company                   8,317        (25,425)
                                                                  -----------    -----------
Net cash used by operating activities                             $  (161,981)   $  (674,839)
                                                                  ===========    ===========

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                                    2002         2001
                                                                                   ------       ------
Investment income                                                                $    0.20     $    0.15

Expenses                                                                              0.12          0.11
                                                                                 ---------     ---------
Net investment income                                                                 0.08          0.04

Realized gain (loss) on sale of portfolio securities, net                            (0.11)         0.54

(Increase) decrease in unrealized depreciation of portfolio securities, net           0.29         (1.46)
                                                                                 ---------     ---------
Increase (decrease) in net assets from operations                                     0.26         (0.88)
                                                                                 ---------     ---------
Capital Transactions:

Non-cash compensation expense                                                         0.01            --

Interest on non-recourse portion of officer notes                                       --          0.02

Effect of common stock repurchase                                                       --          0.01
                                                                                 ---------     ---------

Increase in net assets from capital transactions                                      0.01          0.03
                                                                                 ---------     ---------
Net increase (decrease) in net assets                                                 0.27         (0.85)

Net assets at beginning of period                                                    12.35         15.40
                                                                                 ---------     ---------
Net assets at end of period                                                      $   12.62     $   14.55
                                                                                 =========     =========
Weighted average number of shares outstanding during year,
     in thousands                                                                    6,233         6,565

Market value                                                                     $    7.82     $    8.00

Ratio of expenses to average net assets                                               0.97%         0.75%
Ratio of expenses before interest and non-cash compensation
     expense to average net assets                                                    0.71%         0.71%

Ratio of net investment income to average net assets                                  0.65%         0.26%

Ratio of net investment income to average net assets, exclusive
     of non-cash compensation expense                                                 0.70%         0.26%

Ratio of increase (decrease) in net assets from operations
     to average net assets                                                            2.08%        (5.85)%

Ratio of increase (decrease) in net assets from operations to average
     net assets, exclusive of non-cash compensation expense                           2.14%        (5.85)%

Total return on market price                                                          0.39%        (6.54)%


                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2002
                                   (Unaudited)


                                                              Date of
                 Portfolio Company                       Initial Investment           Cost         Fair Value
                 -----------------                       ------------------           ----         ----------
A. C. Liquidating Corporation                                February 1985
 Asset held for liquidation

  -10% secured promissory notes *                                                 $  188,014          $     -

Alenco Window Holdings II, LLC                               January 2002
 Manufacturer of residential windows
  -24% membership interest                                                           483,749        1,500,000

American Trenchless Technology, LLC                          February 2001
 Boring, tunneling and directional drilling
  -100,000 shares of preferred stock                                               1,000,000        1,000,000
  -1,934,532 shares of common stock                                                  116,550          116,550

The Bradshaw Group                                             May 2000
 Sells and services midrange and high-speed
  printing equipment
   Prime + 2% promissory note *                                                            -          398,383
  -15% promissory note *                                                             459,545          459,545
   1,335,000 shares of preferred stock                                             1,335,000                -
  -Warrant to buy 2,229,450 shares of common
   Stock for $0.01 through May 2008                                                        1                -

Champion Window, Inc.                                         March 1999
 Primary aluminum window manufacturer & distributor
  -1,400,000 shares of common stock                                                1,400,000        9,500,000

CMC Investments, LLC                                         December 2001
 Manufacturer of oil and gas drilling rigs
  -21% membership interest                                                           525,000          525,000

Container Acquisition, Inc.                                  February 1997
 Shipping container repair & storage

  -74,535 shares of preferred stock                                                7,453,500        7,453,500
  -Conditional warrant to buy up to 370,588 shares
   of common stock at $0.01 through February 2007                                      1,000            1,000
  -1,370,000 shares of common stock                                                1,370,000        1,000,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2002
                                   (Unaudited)
                                   (Continued)

                                                                   Date of
                 Portfolio Company                           Initial Investment      Cost          Fair Value
                 -----------------                           ------------------      ----          ----------
Doane PetCare Enterprises, Inc.                                  October 1995
 (formerly Summit/DPC Partners, L.P.)

 Manufacturer of private label pet food

   -15% promissory note with a face amount
    of $1,805,556, including amortized discount                                    $1,509,565      $ 1,509,565
   -1,943,598 shares of common stock                                                3,936,643        4,500,000

The Drilltec Corporation                                          August 1998
 Provides protection & packaging for pipe & tubing

  -Prime + 9.75% promissory note *                                                  1,000,000          500,000
  -Warrant to buy 10% of the common
   equity for $100 through September 2002                                                   -                -

Equicom, Inc.                                                      July 1997
 Radio stations

  -10% promissory note                                                              1,638,500        1,638,500
  -10% promissory note                                                              1,136,750        1,136,750
  -657,611 shares of preferred stock                                                6,576,110        1,000,000
  -452,000 shares of common stock                                                     141,250                -

Equipment Support Services, Inc.                                 December 1999
 Equipment rental

  -8% promissory note *                                                             1,138,000        1,069,000
  -35,000 shares of preferred stock                                                 1,929,000                -
  -35,000 shares of common stock                                                      101,500                -

FS Strategies, Inc.                                                June 2000
 Temporary staffing and web-based human
 resources services

  -1,667 shares of preferred stock                                                  1,667,000        1,667,000
  -110,000 shares of common stock                                                   7,591,667        2,641,667

GCS RE, Inc.                                                     February 1989
 Investment in real estate
  -1,000 shares of common stock                                                       132,910          800,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2002
                                   (Unaudited)
                                   (Continued)

                                                                Date of
                 Portfolio Company                         Initial Investment       Cost         Fair Value
                 -----------------                         ------------------       ----         ----------
Industrial Data Systems Corporation                          December 2001
  (AMEX - IDS)
 Engineering and consulting services
  -9.5% promissory note                                                           $3,000,000      $ 3,000,000
  -2,500,000 shares of convertible preferred stock                                 2,500,000        2,500,000
  -1,225,758 shares of common stock                                                  716,461          645,190

NCI Building Systems, Inc.  (NYSE - NCS)                      April 1989
 Design & manufacture metal buildings
  -200,000 shares of common stock                                                    159,784        4,450,000

PalletOne, Inc.                                              October 2001
 Operates wooden pallet manufacturing facilities
  -3,150,000 shares of preferred stock                                             3,150,000        3,150,000
  -350,000 shares of common stock                                                    350,000          350,000

Reliant Window Holdings, LLC                                 February 2001
 Aluminum & vinyl window manufacturer & distributor
  -36.86% membership interest                                                        372,256        1,800,000

Sovereign Business Forms, Inc.                                August 1996
 Business forms manufacturer
  -15% promissory notes                                                            3,396,652        3,396,652
  -17,896 shares of preferred stock                                                1,789,600        1,789,600
  -Warrant to buy 551,894 shares of common stock
   at $1 per share through August 2006                                                     -          263,750
  -Warrant to buy 25,070 shares of common stock
   at $1.25 per share through October 2007                                                 -            5,565
  -Warrant to buy 273,450 shares of common stock
   at $1 per share through October 2009                                                    -          130,685

Spectrum Management, LLC                                     December 1999
 Business & personal property protection
  -285,000 units of Class A equity interest                                        3,000,000        3,000,000

Sternhill Partners I, LP                                      March 2000
 Venture capital fund
  -3% limited partnership interest                                                 1,471,604        1,100,000


                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2002
                                   (Unaudited)
                                   (Continued)

                                                               Date of
                 Portfolio Company                        Initial Investment        Cost          Fair Value
                 -----------------                        ------------------        ----          ----------
Strategic Holdings, Inc.                                    September 1995
 Processor of recycled glass
  -15% promissory note*                                                           $6,750,000      $ 6,750,000
  -3,822,157 shares of Series B preferred stock                                    3,820,624        3,250,000
  -Warrant to buy 225,000 shares of common
   stock at $0.4643 per share through August 2005                                          -                -
  -Warrant to buy 100,000 shares of common
   stock at $1.50 per share through August 2005                                            -                -
  -Warrant to buy 2,219,237 shares of common
   stock at $0.01 per share through November 2005                                          -                -
  -3,089,751 shares of common stock                                                3,088,389                -
  -15% promissory note of SMIP, Inc.*                                                175,000          175,000
  -1,000 shares of SMIP, Inc. common stock                                           150,000                -

Travis International, Inc.                                   December 1986
 Specialty distribution
  - 98,761 shares of common stock                                                      5,398        1,200,000

Turfgrass America, Inc.                                        May 1999
 Grows, sells & installs warm season turfgrasses
  -12% subordinated promissory note                                                  288,580          288,580
  -12% subordinated promissory note                                                  502,035          502,035
  -12% subordinated promissory note
   with a face amount of $4,000,000                                                3,663,102        3,663,102
  -1,507,226 shares of convertible preferred stock                                   768,638          768,638
  -Warrants to buy 250,412 shares of common
    stock at $0.51 through April 2010                                                      -                -
  -211,184 shares of common stock                                                    600,000          600,000

United Industrial Services, Inc.                               July 1998
 Field service for petrochemical & power
  generation industries
  -15% promissory note                                                               626,958          626,958
  -35,000 shares of preferred stock                                                3,500,000        2,500,000
  -Warrant to buy 63,637 shares of common stock
   at $0.01 through June 2008                                                            100              100
  -Warrant to buy 18,887 shares of common
   stock at $0.01 through March 2011
                                                                                           -                -


                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2002
                                   (Unaudited)
                                   (Continued)

                                                             Date of
                 Portfolio Company                       Initial Investment          Cost        Fair Value
                 -----------------                       ------------------          ----        ----------
Vanguard VII, L.P.                                             June 2000
 Venture capital fund
  - 1.3% limited partnership interest                                           $ 1,200,000       $  950,000

Weatherford International (NYSE - WFT)                         July 2001
 Provides equipment & services used for the drilling,
  completion, and production of oil and natural gas wells
  - 8,863 shares of common stock                                                    513,611          407,035
                                                                                -----------      -----------
          Total                                                                 $88,390,046      $85,679,350
                                                                                ===========      ===========

* The Fund has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such interest and it may be collected in the future. As of March 31, 2002, the aggregate amount of accrued interest receivable on and estimated fair value of these notes is $2,522,521 and $10,990,428, respectively. Management believes that the recorded interest receivable and related notes will be realized.

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

     As defined in the Investment Company Act of 1940, at March 31, 2002, the Fund was considered to have a controlling interest in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management LLC, Strategic Holdings, Inc. and United Industrial Services, Inc.

     Income was earned in the amount of $929,273 and $539,573 for the three months ended March 31, 2002 and 2001, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

     As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. ("Doane"), Equipment Support Services, Inc., Sternhill Partners I, L.P., Vanguard VII, L.P. and Weatherford International. The Fund provides significant managerial assistance to portfolio companies that comprise 89% of the total value of the investments in portfolio companies at March 31, 2002.

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2002
                                   (Unaudited)
                                   (Continued)

     The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund's portfolio companies (except for Doane and PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

     The Fund's investments in portfolio securities consist of the following types of securities at March 31, 2002:


                                                                     Percentage
             Type of Securities             Cost       Fair Value   of Fair Value
             ------------------             ----       -----------  -------------
Common Stock                            $20,374,163   $26,210,443      30.6%
Preferred Stock                          35,489,472    25,078,738      29.3%
Secured and Subordinated Debt            25,472,701    25,114,069      29.3%

Limited Liability Company Investments     4,381,005     6,825,000       8.0%

Limited Partnership Investments           2,671,604     2,050,000       2.4%

Options and Warrants                          1,101       401,100       0.4%
                                        -----------   -----------   -----
                   Total                $88,390,046   $85,679,350     100.0%
                                        ===========   ===========   =====

     The following is a summary by industry of the Fund's investments as of March 31, 2002:

   Industry                       Fair Value    Percentage
   --------                       ----------    ----------
Business Products and Services   $25,707,347       30.0%
Building Products                 23,072,355       26.9%
Industrial                        21,632,798       25.3%

Consumer Goods and Services        6,009,565        7.0%

Media                              3,775,250        4.4%

Venture Funds and other            2,850,000        3.3%

Energy                             1,432,035        1.7%

Wholesale distribution             1,200,000        1.4%
                                 -----------      -----
                   Total         $85,679,350      100.0%
                                 ===========      =====

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

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

(2)  Management

     The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $12,500 is included in the accompanying Statements of Operations for each of the three months ended March 31, 2002 and 2001.

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

     Privately-held portfolio securities - The fair value of investments for which no market exists (including 94% of the investments of the Fund at March 31, 2002) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

     Most of the Fund's common equity investments are appraised at a multiple of historical free cash flow generated by the Portfolio Company, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature.

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

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $80,822,315 (including $645,190 in publicly-traded securities, net of a $261,870 Valuation Discount) and $79,750,789 (including $605,860 in publicly-traded securities, net of a $276,686 Valuation Discount) at March 31, 2002 and December 31, 2001, respectively, the Fund's estimate of fair value may significantly differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

     On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. The reported net asset values also appear in various publications, including Barron's and The Wall Street Journal.

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

(4)  Book to Tax Reconciliation

     The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for purposes of Section 4982 of the Internal Revenue Code from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. The Fund realized net capital gains (losses) of $(666,922) and $3,202,098 for the three months ended March 31, 2002 and 2001, respectively. The Fund had net investment income for tax purposes of $547,943 and $339,863 for the three months ended March 31, 2002 and 2001, respectively.

     The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes.

                                           2002           2001
                                          ------         ------

Net realized gain (loss) on the sale
  of portfolio securities, book        $  (666,922)   $ 3,202,098
Book/tax differences                     2,855,711        156,468
                                       -----------    -----------
Net realized gain on the sale of
  portfolio securities, tax            $ 2,188,789    $ 3,358,566
                                       ===========    ===========

(5)  Dividends

     The Fund declared no dividends during the three months ended March 31, 2002 and 2001, respectively.

(6)  Temporary Cash Investments

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of loans and expenses, consist of $63,925,952 in money market accounts with Bank of America, N.A. earning interest at a rate of 1.30% per annum at March 31, 2002.

(7)  Portfolio Securities

     During the three months ended March 31, 2002, the Fund invested $483,749 in one new company and made follow-on investments of $3,045,952 in eight companies, including $415,372 in accrued interest and dividends in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital loss of $666,922 during the three months ended March 31, 2002.

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

(8)  Notes Payable to Bank

     The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. The line of credit promissory note is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. The Fund had $63,000,000 and $62,000,000 outstanding on such notes at March 31, 2002 and December 31, 2001, respectively, that was secured by $63,000,000 and $62,000,000 of the Fund's temporary cash investments. The line of credit promissory note expires July 1, 2002.

     The Fund has a $22,500,000 revolving line of credit with Bank of America, N.A. that expires on July 1, 2002. The Fund had $10,525,000 and $11,200,000 outstanding under such line of credit at March 31, 2002 and December 31, 2001, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit.

     The average daily balances outstanding on the Fund's notes payable during the three months ended March 31, 2002 and 2001, were $12,609,444 and $7,473,889, respectively.

(9)  Stock Option Plan

     Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock. Options are issued to the officers of the Fund at the discretion of the compensation committee in accordance with the Stock Incentive Plan. The options have a ten year life and vest 50% six months after the grant date with the remaining 50% vesting equally on the first, second and third anniversaries of the date of the grant.

     Under the Stock Incentive Plan, options to purchase 1,073,600 and 337,450 shares of the Fund's common stock with a weighted average exercise price of $8.43 and $17.01 per share were outstanding at March 31, 2002 and 2001, respectively. Of these options, 70,388 and 324,244 shares, with a weighted average exercise price per share of $18.60 and $17.00 were exercisable at March 31, 2002 and 2001, respectively. Of the outstanding options at March 31, 2002, 1,027,400 have exercise prices ranging from $7.60 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through November 2011.

     On September 30, 1999, options to purchase 719,794 shares of common stock of the Fund were exercised by the officers of the Fund for $15.45 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. At December 31, 2000, the notes were secured by the 719,794 shares plus 196,164 additional shares issued to the officers by the Fund upon payment of dividends. Principal payments of $991,161 were made on the notes in 2000. In 2001, interest payments of $92,531 were made on the notes. On April 1, 2001, a former officer of the Fund surrendered 41,471 shares in payment of his note receivable and accrued interest aggregating $548,542. In September 2001, the current officers of the Fund surrendered 802,662 shares in payment of their notes receivable and accrued interest aggregating $10,505,551. These payments were recorded as decreases in common stock and additional paid in capital. The Fund released 71,824 shares to the officers relating to these payments. As a result of these payments, there were no outstanding notes at December 31, 2001. There was no change in total net assets as a result of the note repayment and surrendering of the shares.

     The notes receivable, as well as 849,120 shares of common stock pledged as collateral, were not included in the Fund's reported net asset value per share in 2001 or 2000. Under variable plan accounting applicable to these transactions, compensation expense was recorded to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Interest earned on the notes receivable of $111,972 was recorded as an increase to additional paid in capital for the three months ended March 31, 2001.

     In April 2001, officers of the Fund surrendered options to acquire 247,077 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options were cancelled. On May 4, 2001, options to acquire a total of 13,200 shares at $8.4455 per share were issued to the non-officer directors. In addition, on November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights which reduce the option price by dividends paid during the option period. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of terms of the dividend equivalent rights. Such accounting resulted in additional non-cash compensation expense of $41,859 during the quarter ended March 31, 2002, related to the 990,000 options issued in 2001.

     If all outstanding options for which the market price exceeds the exercise price at March 31, 2002 had been exercised, the Fund's net asset value would have been reduced by $0.11 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. As of March 31, 2001, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

(10) Commitments and Contingencies

     The Fund has made commitments to invest, under certain circumstances, up to an additional $250,000 in American Trenchless Technology, LLC, $2,000,000 in Container Care International, Inc., $1,100,000 in Equicom, Inc., $408,334 in FS Strategies, Inc., $5,527,000 in Reliant Building Products, Inc., $1,500,000 in Spectrum Management, LLC, $1,500,000 in Sternhill Partners I, L.P. and $1,800,000 in Vanguard VII, L.P.

     The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by any claims that have been asserted.

(11) Subsequent Events

     Subsequent to March 31, 2002, the Fund repaid a net $63,675,100 of notes payable to the bank.

     On April 5, 2002, the Fund invested an additional $180,000 in Sternhill Partners I, L.P. pursuant to its commitment.

     On April 29, 2002, the Fund invested an additional $1,641,000 in a limited liability company which acquired a subordinated promissory note of Container Care International, Inc. ("Container Care"). The note, with a face value of $2,000,000 plus accrued interest, was purchased for $1,850,000 from the former owner of Container Care.

     On April 30, 2002, the Fund transferred its investment in Travis International, Inc. ("Travis") to Milam Enterprises, LLC ("Milam"). The Fund received $921,577 in cash and an interest in Milam, which was formed to hold certain assets of Travis not included in the sale of its business operations.

     On May 8, 2002, the Fund received $878,667 from United Industrial Services, Inc. for payment of a note receivable plus accrued interest and the redemption of 18,887 warrants.

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

     Privately-held portfolio securities - The fair value of investments for which no market exists (94% of the investments held by the Fund at March 31, 2002) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

     Most of the Fund's common equity investments are appraised at a multiple of historical free cash flow generated by the Portfolio Company, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature.

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

     On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. The reported net asset values also appear in various publications, including Barron's and The Wall Street Journal.

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

Liquidity and Capital Resources

     At March 31, 2002, the Fund had $85,679,350 of its assets invested in portfolio securities of 26 companies and has committed to invest up to an additional $14,085,334 in eight of such companies. The follow-on commitments include $3,719,584 in stand-by letters of credit to enable a Portfolio Company to maintain its insurance program. Of the current commitments, the Fund expects to advance or invest no more than $3.7 million in 2002. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At March 31, 2002, the Fund had $10,525,000 in borrowings plus $3,719,584 in letters of credit outstanding on a $22,500,000 revolving line of credit loan from a bank. The revolving credit loan agreement is scheduled to expire on July 1, 2002. The Fund expects to renew the credit facility on or before such date. If the Fund is unable to maintain its revolving line of credit it may be required to sell a portion of its investment portfolio when it may be disadvantageous to do so.

     Net cash used by operating activities was $161,981 and $674,839 for the three months ended March 31, 2002 and 2001, respectively. Approximately $24.6 million in estimated value of the Fund's investments are in the form of notes receivable from Portfolio Companies. At March 31, 2002, the Fund has elected not to continue accruing interest receivable on $10.9 million of such notes, and $4.9 million of such notes are paying interest in kind, by adding the interest to the face of the note.

     At March 31, 2002, the Fund had $63,925,952 of its total assets of $152,762,326 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $63,000,000 from a $100,000,000 line of credit promissory note to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on April 1, 2002.

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

Results of Operations

Investment Income and Expense

     Net investment income after all expenses amounted to $506,084 and $227,891 for the three months ended March 31, 2002 and 2001, respectively. The increase in net investment income in 2002 is primarily due to an increase in income from portfolio securities, which was offset by an increase in interest expense. Income from portfolio securities was $1,246,984 for the three months ended March 31, 2002 and $843,424 for the comparable period in 2001. The increase is attributable to dividends received during 2002 on the redemption of Champion Window, Inc.'s preferred stock. Professional fees decreased to $40,953 in 2002 from $77,635 in 2001 due to an increase in legal fees incurred in 2001 related to the sale of the Fund's investment in Stephen L. LaFrance Holdings, Inc. Director fees and expenses decreased to $61,556 in 2002 from $76,325 in 2001 due to additional meetings held in the first quarter of 2001. Interest expense increased to $154,314 in 2002 from $39,905 in 2001 due to an increase in the average daily balances outstanding on the lines of credit to $12,609,444 during the three months ended March 31, 2002 from $7,473,889 during the comparable period in 2001.

         The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $393,151 and $429,199 during the three months ended March 31, 2002 and 2001, respectively. The decrease in management fees during the three months ended March 31, 2002 was due to the decrease in net assets.

     Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,000 shares of the Fund's common stock. Options are issued to the officers of the Fund at the discretion of the compensation committee in accordance with the Stock Incentive Plan. The options have a ten year life and vest 50% six months after the grant date with the remaining 50% vesting equally on the first, second and third anniversaries of the date of the grant.

     Under the Stock Incentive Plan, options to purchase 1,073,600 and 337,450 shares of the Fund's common stock with a weighted average exercise price of $8.43 and $17.01 per share were outstanding at March 31, 2002 and 2001, respectively. Of these options, 70,388 and 324,244 shares, with a weighted average exercise price per share of $18.60 and $17.00 were exercisable at March 31, 2002 and 2001, respectively. Of the outstanding options at March 31, 2002, 1,027,400 have exercise prices ranging from $7.60 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through November 2011.

     On September 30, 1999, options to purchase 719,794 shares of common stock of the Fund were exercised by the officers of the Fund for $15.45 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. At December 31, 2000, the notes were secured by the 719,794 shares plus 196,164 additional shares issued to the officers by the Fund upon payment of dividends. Principal payments of $991,161 were made on the notes in 2000. In 2001, interest payments of $92,531 were made on the notes. On April 1, 2001, a former officer of the Fund surrendered 41,471 shares in payment of his note receivable and accrued interest aggregating $548,542. In September 2001, the current officers of the Fund surrendered 802,662 shares in payment of their notes receivable and accrued interest aggregating $10,505,551. These payments were recorded as decreases in common stock and additional paid in capital. The Fund released 71,824 shares to the officers relating to these payments. As a result of these payments, there were no outstanding notes at December 31, 2001. There was no change in total net assets as a result of the note repayment and surrendering of the shares.

     The notes receivable, as well as 849,120 shares of common stock pledged as collateral, were not included in the Fund's reported net asset value per share in 2001 or 2000. Under variable plan accounting applicable to these transactions, compensation expense was recorded to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Interest earned on the notes receivable of $111,972 was recorded as an increase to additional paid in capital for the three months ended March 31, 2001.

     In April 2001, officers of the Fund surrendered options to acquire 247,077 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options were cancelled. On May 4, 2001, options to acquire a total of 13,200 shares at $8.4455 per share were issued to the non-officer directors. In addition, on November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights which reduce the option price by dividends paid during the option period. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of terms of the dividend equivalent rights. Such accounting resulted in additional non-cash compensation expense of $41,859 during the quarter ended March 31, 2002, related to the 990,000 options issued in 2001.

     If all outstanding options for which the market price exceeds the exercise price at March 31, 2002 had been exercised, the Fund's net asset value would have been reduced by $0.11 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. As of March 31, 2001, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

     The following is a reconciliation of the stock options issued and exercised for the three months ended March 31, 2002 and the year ended December 31, 2001:

                                          2002          2001
                                         ------        ------

Options outstanding at the             1,073,600       337,450
  beginning of the year

Options granted during the year               --     1,003,200

Options exercised during the year             --            --
                                      ----------    ----------
Options surrendered during the year           --      (247,077)

Options expired during the year               --       (19,973)
                                      ----------    ----------
Options outstanding at the end
  of the year                          1,073,600     1,073,600
                                      ==========    ==========
Options exercisable                       70,388        70,388
                                      ==========    ==========

Realized Gains and Losses on Sales of Portfolio Securities

     During the three months ended March 31, 2002, the Fund realized net capital losses of $666,922 from the sale of securities of one Portfolio Company. The Fund sold 60,595 shares of its investment in Weatherford International for $2,844,558, realizing a capital loss of $666,922.

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

Depreciation of Portfolio Securities

     Net unrealized depreciation on investments decreased by $1,782,299 during the three months ended March 31, 2002 from $4,492,995 to $2,710,696. Such decrease resulted from increases in the estimated fair value of seven of the Fund's Portfolio Companies aggregating $4,370,080, decreases in the estimated fair value of six of the Fund's Portfolio Companies aggregating $3,369,000 and the transfer of $781,219 in unrealized depreciation to net capital loss from the sale or disposition of investments in two of the Fund's Portfolio Companies.

     Net unrealized depreciation on investments increased by $8,600,369 during the three months ended March 31, 2001, from $818,963 to $9,419,332. Such increase resulted from increases in the estimated fair value of securities of three of the Fund's Portfolio Companies aggregating $2,395,000, decreases in the estimated fair value of securities of seven of the Fund's Portfolio Companies aggregating $8,272,359 and the transfer of $2,723,010 in net unrealized appreciation to net realized gains from the sale or disposition of investments in two of the Fund's Portfolio Companies.

Dividends

     The Fund declared no dividends for the three months ended March 31, 2002 and 2001.

Portfolio Investments

     During the three months ended March 31, 2002, the Fund invested $483,749 in one new company and made follow-on investments of $3,045,952 in eight portfolio companies, including $415,371 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

     For the quarter ended March 31, 2002, the Fund received an additional 1,793 and 394 shares of preferred stock of Container Acquisition, Inc and Sovereign Business Forms, Inc. ("Sovereign") in payment of $179,300 and $39,400 in dividends, respectively. In addition, Sovereign elected to convert $153,575 of accrued interest into the balance of the 15% promissory notes due to the Fund.

     On January 4, 2002, the Fund invested $483,749 to acquire a 24% member interest in Alenco Window Holdings II, LLC, which was formed to loan $2,000,000 to Alenco Holding Corporation ("AHC") in exchange for a secured promissory note and a warrant to acquire 93,675 shares of AHC common stock for $0.01 per share.

     On January 7, 2002, the Fund invested an additional $425,000 in FS Strategies, Inc. ("FSS"). On March 29, 2002, the Fund invested an additional $1,667,000 in FSS in exchange for 1,667 shares of preferred stock.

     On February 27, 2002, the Fund invested an additional $150,000 in Spectrum Management, LLC.

     During the quarter ended March 31, 2002, the Fund advanced $100,000 to Equicom, Inc. pursuant to a 10% promissory note.

     During the quarter ended March 31, 2002, the Fund exchanged two 15% promissory notes from The Bradshaw Group in the amount of $222,945 each for a 15% promissory note in the amount of $459,545, including $13,655 of accrued interest.

     For the quarter ended March 31, 2002, the original issue discount accretion and interest on the discounted 15% promissory note from Doane Pet Care Company amounted to $81,340, bringing the balance of the note to $1,509,565 at March 31, 2002.

     For the quarter ended March 31, 2002, the Fund received a 12% promissory note from Turfgrass America, Inc. ("Turfgrass") in exchange for accrued interest in the amount of $288,580. For the quarter ended March 31, 2002, an adjustment was made to correct the original issue discount accretion on the discounted 12% subordinated promissory note from Turfgrass, bringing the note balance to $3,663,102 at March 31, 2002. The original issue discount is being accreted over the life of the note.

Subsequent Events

     Subsequent to March 31, 2002, the Fund repaid a net $63,675,100 of notes payable to the bank.

     On April 5, 2002, the Fund invested an additional $180,000 in Sternhill Partners I, L.P. pursuant to its commitment.

     On April 29, 2002, the Fund invested an additional $1,641,000 in a limited liability company which acquired a subordinated promissory note of Container Care International, Inc. ("Container Care"). The note, with a face value of $2,000,000 plus accrued interest, was purchased for $1,850,000 from the former owner of Container Care.

     On April 30, 2002, the Fund transferred its investment in Travis International, Inc. ("Travis") to Milam Enterprises, LLC ("Milam"). The Fund received $921,577 in cash and an interest in Milam, which was formed to hold certain assets of Travis not included in the sale of its business operations.

     On May 8, 2002, the Fund received $878,667 from United Industrial Services, Inc. for payment of a note receivable plus accrued interest and the redemption of 18,887 warrants.

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

     The Fund's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Fund's determination of fair value of these debt securities, since the securities are generally held to maturity. These fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

     The Fund's liabilities consist of debt payable to a financial institution. The revolving credit facilities are priced at floating rates of interest, with a basis of LIBOR or prime rate at the Fund's option. As a result of the floating rate, a change in interest rates could result in either an increase or decrease in the Fund's interest expense.

     A major portion of the Fund's investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity process generally do not significantly impact the estimated fair value of these investments. Significant changes in market equity prices occur, can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Fund's investment portfolio also consists of common stocks and warrants to purchase common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

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

Date:  May 15, 2002                    EQUUS II INCORPORATED

                                       /s/ Nolan Lehmann
                                       ------------------------------------
                                       Nolan Lehmann
                                       President and Principal Financial
                                       and Accounting Officer