Form 10-Q
period 2002-06-30
EQUUS II INC
filed 2002-08-14
CIK 878932

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

For the quarterly period ended June 30, 2002

                                       or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19509

                              EQUUS II INCORPORATED
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     76-0345915
     ----------------------------------             ---------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     2929 Allen Parkway, Suite 2500
              Houston, Texas                                77019-2120
     ----------------------------------             ---------------------------
          (Address of principal                             (Zip Code)
           executive offices)

Registrant's telephone number, including area code:      (713) 529-0900
                                                    ----------------------------

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $37,676,250 computed on the basis of $6.88 per share, closing price of the common stock on the New York Stock Exchange Inc. on August 13, 2002. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,233,021 shares of the registrant's common stock, $.001 par value, outstanding, as of August 13, 2002. The net asset value of a share at June 30, 2002 was $12.26.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                                             PAGE
                                                                                                               ----
     Item 1.   Financial Statements

               Balance Sheets

               - June 30, 2002 and December 31, 2001........................................................      1

               Statements of Operations

               - For the three months ended June 30, 2002 and 2001..........................................      2

               - For the six months ended June 30, 2002 and 2001............................................      3

               Statements of Changes in Net Assets

               - For the six months ended June 30, 2002 and 2001............................................      4

               Statements of Cash Flows

               - For the six months ended June 30, 2002 and 2001............................................      5

               Selected Per Share Data and Ratios

               - For the six months ended June, 2002 and 2001 ..............................................      7

               Schedule of Portfolio Securities

               - June 30, 2002..............................................................................      8

               Notes to Financial Statements................................................................     14

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................................................     20


     Item 3.   Quantitative and Qualitative Disclosure about Market Risk....................................     26

PART II.     OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders..........................................     27

     Item 6.   Exhibits and Reports on Form 8-K ............................................................     27

SIGNATURE ..................................................................................................     28

1Part I.   Financial Information

Item 1.   Financial Statements

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)

                                                                               2002                   2001
                                                                               ----                   ----
Assets
------
Investments in portfolio securities at fair value
     (cost $90,382,855 and $90,371,825, respectively)                    $  84,376,388            $  85,878,831
Temporary cash investments, at cost which
     approximates fair value                                                61,014,739               62,010,212
Cash                                                                               726                   23,465
Accounts receivable                                                             15,298                   15,061
Accrued interest receivable                                                  3,049,883                2,891,107
                                                                         -------------            -------------

          Total assets                                                     148,457,034              150,818,676
                                                                         -------------            -------------

Liabilities and net assets
--------------------------

Liabilities:
     Accounts payable                                                          126,981                  267,011
     Due to management company                                                 381,941                  384,834
     Notes payable to bank                                                  71,559,900               73,200,000
                                                                         -------------            -------------

          Total liabilities                                                 72,068,822               73,851,845
                                                                         -------------            -------------

Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding                                            -                        -
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 6,233,021 shares outstanding                                 6,233                    6,233
     Additional paid-in capital                                             85,399,319               84,863,766
     Undistributed net capital losses                                       (3,010,873)              (3,410,174)
     Unrealized depreciation of portfolio securities, net                   (6,006,467)              (4,492,994)
                                                                         -------------            -------------

          Total net assets                                               $  76,388,212            $  76,966,831
                                                                         =============            =============

          Net assets per share                                           $       12.26            $       12.35
                                                                         =============            =============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                              2002                2001
                                                                              ----                ----
Investment income:
     Income from portfolio securities                                     $   620,355         $   684,441
     Interest from temporary cash investments                                   6,721              14,968
     Other income                                                              50,000              31,551
                                                                          -----------         -----------

          Total investment income                                             677,076             730,960
                                                                          -----------         -----------

Expenses:
     Management fees                                                          381,941             413,266
     Non-cash compensation (benefit)                                          (56,293)         (1,356,819)
     Director fees and expenses                                                60,613              59,722
     Professional fees                                                         58,613             181,532
     Administrative fees                                                       12,500              12,500
     Mailing, printing and other expenses                                      18,504              36,417
     Interest expense                                                         106,359             118,295
     Excise tax                                                                36,832                   -
     Franchise taxes                                                           14,104              73,090
                                                                          -----------         -----------

          Total expenses                                                      633,173            (461,997)
                                                                          -----------         -----------

Net investment income                                                          43,903           1,192,957
                                                                          -----------         -----------

Realized gain (loss) on sales of portfolio securities, net                  1,066,223          (6,960,059)
                                                                          -----------         -----------

Unrealized depreciation of portfolio securities, net:
     End of period                                                         (6,006,467)         (3,610,715)
     Beginning of period                                                   (2,710,696)         (9,419,333)
                                                                          -----------         -----------

     (Increase) decrease in unrealized depreciation, net                   (3,295,771)          5,808,618
                                                                          -----------         -----------

     Total increase (decrease) in net assets from operations              $(2,185,645)        $    41,516
                                                                          ===========         ===========

                         The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                         2002            2001
                                                                         ----            ----
Investment income:
   Income from portfolio securities                                  $ 1,867,340     $ 1,527,864
   Interest from temporary cash investments                               16,787          41,089
   Other income                                                           50,000          55,000
                                                                     -----------     -----------

     Total investment income                                           1,934,127       1,623,953
                                                                     -----------     -----------

Expenses:
     Management fees                                                     775,092         842,465
     Non-cash compensation (benefit)                                     (14,434)     (1,356,819)
     Director fees and expenses                                          122,169         136,047
     Professional fees                                                    99,566         259,167
     Administrative fees                                                  25,000          25,000
     Mailing, printing and other expenses                                 28,278          62,095
     Interest expense                                                    260,672         158,200
     Excise tax                                                           36,832               -
     Franchise taxes                                                      50,964          76,950
                                                                     -----------     -----------

     Total expenses                                                    1,384,139         203,105
                                                                     -----------     -----------

Net investment income                                                    549,988       1,420,848
                                                                     -----------     -----------

Realized gain (loss) on sales of portfolio securities, net               399,300      (3,757,960)
                                                                     -----------     -----------

Unrealized depreciation of portfolio securities, net:
     End of period                                                    (6,006,467)     (3,610,715)
     Beginning of period                                              (4,492,994)       (818,963)
                                                                     -----------     -----------

     Increase in unrealized depreciation, net                         (1,513,473)     (2,791,752)
                                                                     -----------     -----------

     Total decrease in net assets from operations                    $  (564,185)    $(5,128,864)
                                                                     ===========     ===========

                         The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                          2002             2001
                                                          ----             ----
Operations:

  Net investment income                               $    549,988     $  1,420,848
  Realized gain (loss) on sales of portfolio
   securities, net                                         399,300       (3,757,960)
  Increase in unrealized depreciation of portfolio
   securities, net                                      (1,513,473)      (2,791,752)
                                                      ------------     ------------

Decrease in net assets from operations                    (564,185)      (5,128,864)
                                                      ------------     ------------

Capital Transactions:

   Non-cash compensation expense                           (14,434)      (1,356,819)
   Increase from officer notes, net                              -         (536,781)
   Repurchase shares of common stock                             -       (1,249,092)
                                                      ------------     ------------

Decrease in net assets from capital transactions           (14,434)      (3,142,692)
                                                      ------------     ------------

Decrease in net assets                                    (578,619)      (8,271,556)

Net assets at beginning of period                       76,966,831       90,924,765
                                                      ------------     ------------

Net assets at end of period                           $ 76,388,212     $ 82,653,209
                                                      ============     ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                     2002                2001
                                                                     ----                ----
Cash flows from operating activities:
     Interest and dividends received                            $     821,869        $     199,061
     Cash paid to management company, directors,
        bank and suppliers                                         (1,541,496)          (1,833,360)
                                                                -------------        -------------

        Net cash used by operating activities                        (719,627)          (1,634,299)
                                                                -------------        -------------

Cash flows from investing activities:
     Purchase of portfolio securities                              (5,199,473)          (4,573,874)
     Proceeds from sales of portfolio securities                    6,541,225           10,035,451
     Advances to portfolio companies                                     (237)             (13,516)
                                                                -------------        -------------

        Net cash provided by investing activities                   1,341,515            5,448,061
                                                                -------------        -------------

Cash flows from financing activities:
     Advances from bank                                           128,985,000          136,300,000
     Repayments to bank                                          (130,625,100)        (150,850,000)
     Repurchase of common stock                                             -           (1,249,092)
     Payments received on officer notes                                     -               92,531
     Dividend payments                                                      -               (1,442)
                                                                -------------        -------------

        Net cash used by financing activities                      (1,640,100)         (15,708,003)
                                                                -------------        -------------

Net decrease in cash and cash equivalents                          (1,018,212)         (11,894,241)

Cash and cash equivalents at beginning of period                   62,033,677           77,043,532
                                                                -------------        -------------

Cash and cash equivalents at end of period                      $  61,015,465        $  65,149,291
                                                                =============        =============

                         The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                   (Continued)

                                                                           2002             2001
                                                                           ----             ----
Reconciliation of decrease in net assets from operations
     to net cash used by operating activities:

Decrease in net assets from operations                                $  (564,185)       $(5,128,864)

Adjustments to reconcile decrease in net assets from operations to net cash used by operating activities:

     Realized (gain) loss on sales of portfolio securities, net          (399,300)         3,757,960
     Decrease in unrealized depreciation, net                           1,513,473          2,791,752
     Accrued interest and dividends exchanged for
         portfolio securities                                            (953,482)        (1,414,571)
     Increase in accrued interest receivable                             (158,776)           (10,321)
     Non-cash compensation expense                                        (14,434)        (1,356,819)
     Decrease in accounts payable                                        (140,030)          (232,078)
     Decrease in due to management company                                 (2,893)           (41,358)
                                                                      -----------        -----------

Net cash used by operating activities                                 $  (719,627)       $(1,634,299)
                                                                      ===========        ===========

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                            2002             2001
                                                                            ----             ----
Investment income                                                       $    0.31          $    0.25

Expenses                                                                     0.22               0.03
                                                                        ---------          ---------

Net investment income                                                        0.09               0.22

Realized gain (loss) on sale of portfolio securities, net                    0.06              (0.58)

Increase in unrealized depreciation of portfolio securities, net            (0.24)             (0.44)
                                                                        ---------          ---------

Decrease in net assets from operations                                      (0.09)             (0.80)
                                                                        ---------          ---------

Capital Transactions:

Decrease related to officers' notes                                             -               0.06

Non-cash compensation expense                                                   -              (0.21)

Effect of common stock repurchase                                               -               0.10
                                                                        ---------          ---------

Decrease in net assets from capital transactions                                -              (0.05)
                                                                        ---------          ---------

Net decrease in net assets                                                  (0.09)             (0.85)

Net assets at beginning of period                                           12.35              14.00
                                                                        ---------          ---------

Net assets at end of period                                             $   12.26          $   13.15
                                                                        =========          =========

Weighted average number of shares outstanding during year,
     in thousands                                                           6,233              6,388

Market value per share                                                  $    7.42          $    8.50

Ratio of expenses to average net assets                                      1.81%              0.23%

Ratio of expenses before interest and non-cash compensation
     expense to average net assets                                           1.48%              1.62%

Ratio of net investment income to average net assets                         0.72%              1.64%

Ratio of net investment income to average net assets, exclusive
     of non-cash compensation expense                                        0.70%              0.07%

Ratio of decrease in net assets from operations to average
     net assets                                                             (0.74)%            (5.91)%

Ratio of decrease in net assets from operations to average net assets,
     exclusive of non-cash compensation expense                             (0.75)%            (7.47)%

Total return on market price                                                (4.75)%             6.12%

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 2002
                                   (Unaudited)

                                                            Date of
                Portfolio Company                      Inital Investment                Cost           Fair Value
                -----------------                      -----------------                ----           ----------
A.C. Liquidating Corporation                             February 1985
Asset held for liquidation
   -10% secured promissory notes *                                                    $  188,014       $        -

Alenco Window Holdings II, LLC                           January 2002
Manufacturer of residential windows
   -24% membership interest                                                              483,749        1,800,000

American Trenchless Technology, LLC                      February 2001
Boring, tunneling and directional drilling
   -100,000 shares of preferred stock                                                  1,208,144        1,000,000
   -1,934,532 shares of common stock                                                     116,550                -

The Bradshaw Group                                       May 2000
Sells and services midrange and high-speed
   printing equipment
   -Prime + 2% promissory note *                                                               -          398,382
   -15% promissory note *                                                                459,545                -
   -1,335,000 shares of preferred stock                                                1,335,000                -
   -Warrant to buy 2,229,450 shares of common
    stock for $0.01 through May 2008                                                           1                -

Champion Window, Inc.                                    March 1999
Manufacturer & distributor of residential windows
   -1,400,000 shares of common stock                                                   1,400,000       10,250,000

CMC Investments, LLC                                     December 2001
Manufacturer of oil and gas drilling rigs
   -21% membership interest                                                              525,000          525,000

Container Acquisition, Inc.                              February 1997
Shipping container repair & storage
   -76,393 shares of preferred stock                                                   7,639,300        7,500,000
   -Conditional warrant to buy up to 370,588 shares
    of common stock at $0.01 through February 2007                                         1,000                -
   -1,370,000 shares of common stock                                                   1,370,000                -
   -Member interest in CCI-ANI Finance, LLC                                            1,571,000        1,571,000

                          The accompanying notes are an
                   integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 2002
                                  (Unaudited)
                                  (Continued)

                                                            Date of
             Portfolio Company                         Initial Investment               Cost          Fair Value
             -----------------                         ------------------               ----          ----------
Doane PetCare Enterprises, Inc.                           October 1995
 (formerly Summit/DPC Partners, L.P.)
 Manufacturer of private label pet food
   -15% promissory note with a face amount
    of $1,805,556, including amortized discount                                      $ 1,596,503      $ 1,596,503
   -1,943,598 shares of common stock                                                   3,936,643        5,000,000

The Drilltec Corporation                                  August 1998
 Provides protection & packaging for pipe & tubing
   -Prime + 9.75% promissory note *                                                    1,000,000          500,000
   -Warrant to buy 10% of the common
    equity for $100 through September 2002                                                     -                -

ENGlobal, Inc.                                            December 2001
   (AMEX: ENG)
 (formerly Industrial Data Systems Corporation)
 Engineering and consulting services
   -9.5% promissory note                                                               3,000,000        3,000,000
   -2,588,000 shares of convertible preferred stock                                    2,588,000        2,588,000
   -1,225,758 shares of common stock                                                     716,461          842,250

Equicom, Inc.                                             July 1997
 Radio stations
   -10% promissory note *                                                              1,638,500        1,638,500
   -10% promissory note                                                                1,262,750        1,262,750
   -657,611 shares of preferred stock                                                  6,576,110          500,000
   -452,000 shares of common stock                                                       141,250                -

Equipment Support Services, Inc.                          December 1999
 Equipment rental
   -8% promissory note *                                                               1,138,000          500,000
   -35,000 shares of preferred stock                                                   1,929,000                -
   -35,000 shares of common stock                                                        101,500                -

FS Strategies, Inc.                                       June 2000
 Temporary staffing and web-based human
 resources services
   -1,667 shares of preferred stock                                                    1,667,000        1,667,000
   -110,000 shares of common stock                                                     7,591,667        1,833,000

                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 JUNE 30, 2002
                                  (Unaudited)
                                  (Continued)

                                                            Date of
             Portfolio Company                         Initial Investment                Cost         Fair Value
             -----------------                         ------------------                ----         ----------
GCS RE, Inc.                                              February 1989
Investment in real estate
   -1,000 shares of common stock                                                     $   132,910      $   800,000

Jones Industrial Holdings, Inc.                           July 1998
(formerly United Industrial Services, Inc.)
Field service for petrochemical & power
   generation industries
   -35,000 shares of preferred stock                                                   3,500,000        2,500,000
   -Warrant to buy 63,637 shares of common stock
    at $0.01 through June 2008                                                               100              100

Milam Enterprises, LLC                                    December 1986
(formerly Travis International, Inc.)
Specialty distribution
   -Member interest                                                                        1,912          500,000

NCI Building Systems, Inc. (NYSE: NCS)                    April 1989
Design & manufacture metal buildings
   -200,000 shares of common stock                                                       159,784        3,560,000

PalletOne, Inc.                                           October 2001
Wooden pallet manufacturer
   -3,150,000 shares of preferred stock                                                3,150,000        3,150,000
   -350,000 shares of common stock                                                       350,000          350,000

Reliant Window Holdings, LLC                              February 2001
Manufacturer & distributor of aluminum & vinyl windows
   -36.86% membership interest                                                           372,256        2,300,000

Sovereign Business Forms, Inc.                            August 1996
Business forms manufacturer
   -15% promissory notes                                                               3,494,256        3,494,256
   -18,298 shares of preferred stock                                                   1,829,800        1,829,800
   -Warrant to buy 551,894 shares of common stock
    at $1 per share through August 2006                                                        -          263,750
   -Warrant to buy 25,070 shares of common stock
    at $1.25 per share through October 2007                                                    -            5,565
   -Warrant to buy 273,450 shares of common stock
    at $1 per share through October 2009                                                       -          130,685

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 2002
                                   (Unaudited)
                                   (Continued)

                                                            Date of
              Portfolio Company                        Initial Investment          Cost         Fair Value
              -----------------                        ------------------          ----         ----------
Spectrum Management, LLC                                  December 1999
  Business & personal property protection
   -285,000 units of Class A equity interest                                    $ 3,000,000    $ 3,000,000

Sternhill Partners I, LP                                   March 2000
  Venture capital fund
   -3% limited partnership interest                                               1,651,604      1,200,000

Strategic Holdings, Inc.                                 September 1995
  Processor of recycled glass
   -15% promissory note *                                                         6,750,000      6,750,000
   -3,822,157 shares of Series B preferred stock                                  3,820,624      3,250,000
   -Warrant to buy 225,000 shares of common
    stock at $0.4643 per share through August 2005                                        -              -
   -Warrant to buy 100,000 shares of common
    stock at $1.50 per share through August 2005                                          -              -
   -Warrant to buy 2,219,237 shares of common
    stock at $0.01 per share through November 2005                                        -              -
   -3,089,751 shares of common stock                                              3,088,389              -
   -15% promissory note of SMIP, Inc. *                                             175,000        175,000
   -1,000 shares of SMIP, Inc. common stock                                         150,000              -

Turfgrass America, Inc.                                    May 1999
  Grows, sells & installs warm season turfgrasses
   -12% subordinated promissory note                                                288,580        288,580
   -12% subordinated promissory note                                                502,035        502,035
   -12% subordinated promissory note
    with a face amount of $4,000,000                                              3,702,669      3,702,669
   -1,507,226 shares of convertible preferred stock                                 768,638        768,638
   -Warrants to buy 250,412 shares of common
    stock at $0.51 through April 2010                                                     -              -
   -211,184 shares of common stock                                                  600,000        600,000

Vanguard VII, L.P.                                         June 2000
  Venture capital fund
   -1.3% limited partnership interest                                             1,200,000        900,000

                          The accompanying Notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 2002
                                   (Unaudited)
                                   (Continued)

                                                            Date of
              Portfolio Company                        Initial Investment       Cost           Fair Value
              -----------------                        ------------------       ----           ----------
Weatherford International (NYSE - WFT)                     July 2001
  Provides equipment & services used for the
   drilling, completion, and production of oil and
   natural gas wells
   -8,863 shares of common stock                                              $    513,611     $    382,925
                                                                              ------------     ------------

          Total                                                               $ 90,382,855     $ 84,376,388
                                                                              ============     ============

* The Fund has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such interest and it may be collected in the future. As of June 30, 2002, the aggregate amount of accrued interest receivable on and estimated fair value of these notes, which are reflected in the accompanying balance sheet, is $2,317.992 and $9,961,882, respectively. Management believes that the recorded interest receivable and the value assigned to the related notes will be realized.

     Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

     In connection with the investments in American Trenchless Technology, LLC, Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Jones Industrial Holdings, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc. and Turfgrass America, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

     As defined in the Investment Company Act of 1940, at June 30, 2002, the Fund was considered to have a controlling interest in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., Jones Industrial Holdings, Inc., PalletOne, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management LLC and Strategic Holdings, Inc.

     Income was earned in the amount of $1,323,062 and $908,881 for the six months ended June 30, 2002 and 2001, respectively, on portfolio securities of companies in which the Fund has a controlling interest.

     As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. ("Doane"), Equipment Support Services, Inc., Milam Enterprises, LLC, Sternhill Partners I, L.P., Vanguard VII, L.P. and Weatherford International. The Fund provides significant managerial assistance to portfolio companies that comprise 88% of the total value of the investments in portfolio companies at June 30, 2002.

                          The accompanying Notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                  JUNE 30, 2002
                                   (Unaudited)
                                   (Continued)

         The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund's portfolio companies (except for Doane and PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

         The Fund's investments in portfolio securities consist of the following types of securities at June 30, 2002:

                                                                     Percentage
              Type of Securities            Cost       Fair Value  of Fair Value
              ------------------            ----       ----------  -------------
Preferred Stock                          $36,011,616   $24,753,438        29.3%
Secured and Subordinated Debt             25,195,852    23,808,675        28.2%
Common Stock                              20,368,765    23,618,175        28.0%
Limited Liability Company Investments      5,953,917     9,696,000        11.5%
Limited Partnership Investments            2,851,604     2,100,000         2.5%
Options and Warrants                           1,101       400,100         0.5%
                                         -----------   -----------     -------
                    Total                $90,382,855   $84,376,388       100.0%
                                         ===========   ===========     =======



         The following is a summary by industry of the Fund's investments as of June 30, 2002:

                  Industry                     Fair Value       Percentage
                  --------                     ----------       ----------

Business Products and Services                $25,193,438            29.9%
Building Products                              23,771,922            28.2%
Industrial                                     20,605,350            24.4%
Consumer Goods and Services                     6,596,503             7.8%
Media                                           3,401,250             4.0%
Venture Funds and other                         2,900,000             3.4%
Energy                                          1,407,925             1.7%
Wholesale distribution                            500,000             0.6%
                                              -----------           ------
Total                                         $84,376,388           100.0%
                                              ===========           ======

                         The accompanying notes are an
                  integral part of these financial statements

                             EQUUS II INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                  (Unaudited)

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

(2)      Management

         The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $25,000 is included in the accompanying Statements of Operations for each of the six months ended June 30, 2002 and 2001.

         The Management Company is controlled by a privately-owned corporation.

         As compensation for services provided to the Fund, each director who is not an officer of the Fund receives an annual fee of $25,000 paid quarterly in arrears, a fee of $3,000 for each meeting of the Board of Directors attended in person, a fee of $1,500 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund's stock from time to time. (See Note 9). Officers of the Fund serve as directors of certain Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service. The aggregate amount of fees amounted to $141,125 and $150,652 for the six months ended June 30, 2002 and 2001, respectively. Additionally, two officers of the Management Company serve as officers and directors of the Fund.

         The Management Agreement will continue in effect until June 30, 2003, and from year-to-year thereafter provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund or
(ii) a majority of the directors who are not "interested persons" of the Fund, at a meeting called for the purpose of voting on such approval. The Management Agreement may be terminated at any time, without the payment of any penalty, by a vote of the Board of Directors of the Fund or the holders of a majority of the Fund's shares on 60 days' written notice to the Management Company, and would automatically terminate in the event of its "assignment" (as defined in the Investment Company Act).

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

         Privately-held portfolio securities - The fair value of investments for which no market exists (including 95% of the investments of the Fund at June 30, 2002) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

         Many of the Portfolio Companies utilize a high degree of leverage. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. The banking environment currently has resulted in pressure on several of these Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies may be in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern.

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

         Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $80,433,464 (including $842,250 in publicly-traded securities, net of a $285,448 Valuation Discount) and $79,750,789 (including $605,860 in publicly-traded securities, net of a $276,686 Valuation Discount) at June 30, 2002 and December 31, 2001, respectively, the Fund's estimate of fair value may significantly differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

(4)      Book to Tax Reconciliation

         The Fund accounts for dividends in accordance with Statement of Position 93-2 which relates to the amounts distributed by the Fund as net investment income or net capital gains, which are often not equal to the corresponding income or gains shown in the Fund's financial statements. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for purposes of
Section 4982 of the Internal Revenue Code from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. The Fund realized net capital gains (losses) of $399,300 and $(3,757,960) for the six months ended June 30,

2002 and 2001, respectively. The Fund had net investment income for tax purposes of $535,553 and $329,210 for the six months ended June 30, 2002 and 2001, respectively.

         The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes for the six months ended June 30, 2002 and 2001, respectively.

                                                  2002            2001
                                                  ----            ----

Net realized gain (loss) on the sale
  of portfolio securities, book               $   399,300      $ (3,757,960)
Book/tax differences                            1,985,530           156,468
                                              -----------      ------------
Net realized gain on the sale of
  portfolio securities, tax                   $ 2,384,830      $ (3,601,492)
                                              ============     =============

(5)      Dividends

         The Fund declared no dividends during the six months ended June 30, 2002 and 2001, respectively.

(6)      Temporary Cash Investments

         Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of loans and expenses, consist of $61,014,739 in money market accounts with Bank of America, N.A. earning interest ranging in rates of 0.94% to 1.30% per annum at June 30, 2002.

(7)      Portfolio Securities

         During the six months ended June 30, 2002, the Fund invested $483,749 in one new limited liability company which invested in an existing Portfolio Company, and made follow-on investments of $5,669,206 in eleven companies, including $953,482 in accrued interest and dividends in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital gain of $399,300 during the six months ended June 30, 2002.

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

(8)      Notes Payable to Bank

         The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. The line of credit promissory note is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. The Fund had $61,000,000 and $62,000,000 outstanding on such notes at June 30, 2002 and December 31, 2001, respectively, that was secured by $61,000,000 and $62,000,000 of the Fund's temporary cash investments. The line of credit promissory note expires October 1, 2002 and the Fund is currently attempting to arrange a new line of credit.

         The Fund has a $22,500,000 revolving line of credit with Bank of America, N.A. that expires on October 1, 2002. The Fund had $10,559,900 and $11,200,000 outstanding under such line of credit at June 30, 2002 and December 31, 2001, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit. The Fund is attempting to establish a new line of credit to replace this line upon expiration.

         The average daily balances outstanding on the Fund's notes payable during the six months ended June 30, 2002 and 2001, were $12,164,481 and $6,466,851, respectively.

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

         Under the Stock Incentive Plan, options to purchase 1,085,600 and 83,600 shares of the Fund's common stock with a weighted average exercise price of $8.42 and $17.17 per share were outstanding at June 30, 2002 and 2001, respectively. Of these options, 571,988 and 63,793 shares, with a weighted average exercise price per share of $9.07 and $19.64 were exercisable at June 30, 2002 and 2001, respectively. Of the outstanding options at June 30, 2002, 1,039,400 have exercise prices ranging from $7.69 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through May 2012.

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

         The notes receivable, as well as 849,120 shares of common stock pledged as collateral, were not included in the Fund's reported net asset value per share in 2001 or 2000. Under variable plan accounting applicable to these transactions, compensation expense was recorded to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Interest earned on the notes receivable of $265,181 was recorded as an increase to additional paid in capital for the six months ended June 30, 2001.

         On May 7, 2002 and May 4, 2001, options to acquire a total of 12,000 and 13,200 shares at $7.80 and $8.4455 per share were issued to the non-officer directors, respectively. In addition, on November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights which effectively reduce the option price by dividends paid during the option period. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of the terms of the dividend equivalent rights. Such accounting resulted in additional non-cash compensation (benefit) of $(14,434) during the six months ended June 30, 2002, related to the 990,000 options issued in 2001.

         As of June 30, 2002 and 2001, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

(10)     Commitments and Contingencies

         The Fund has made commitments to invest, under certain circumstances, up to an additional $974,000 in Equicom, Inc., $408,334 in FS Strategies, Inc., $5,527,000 in Reliant Building Products, Inc., $1,500,000 in Spectrum Management, LLC, $1,320,000 in Sternhill Partners I, L.P. and $1,800,000 in Vanguard VII, L.P. The Fund has provided irrevocable letters of credit in the aggregate amount of $3,719,584 for the benefit of one portfolio company. If such letters of credit were called, co-investors in the portfolio company are required to reimburse the Fund for 63% of the amount called.

         The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by any claims that have been asserted.

(11)     Subsequent Events

         From July 1, 2002 through August 14, 2002, the Fund repaid a net $61,059,900 of notes payable to the bank.

         On July 8, 2002, the Fund advanced $35,000 to Equicom, Inc. pursuant to a 10% promissory note.

         On August 7, 2002, the Fund received $150,000 from Spectrum Management, LLC as repayment of an advance.

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

         Privately-held portfolio securities - The fair value of investments for which no market exists (95% of the investments held by the Fund at June 30, 2002) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

         Many of the Portfolio Companies utilize a high degree of leverage. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. The banking environment currently has resulted in pressure on several of these Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies may be in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern.

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

Liquidity and Capital Resources

         At June 30, 2002, the Fund had $84,376,388 of its assets invested in portfolio securities of 26 companies and has committed to invest up to an additional $11,529,334 in six of such companies under certain circumstances. The follow-on commitments include $3,719,584 in stand-by letters of credit to enable a Portfolio Company to maintain its insurance program. Of the current commitments, the Fund expects to advance or invest no more than $1.6 million in 2002. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At June 30, 2002, the Fund had $10,559,900 in borrowings plus $3,719,584 in letters of credit outstanding on a $22,500,000 revolving line of credit loan from a bank. The revolving credit loan agreement was scheduled to expire on July 1, 2002. However, it has been extended until October 1, 2002, and the Fund is attempting to replace it with a new loan with a longer maturity. If the Fund is unable to maintain its revolving line of credit it may be required to sell a portion of its investment portfolio when it may be disadvantageous to do so. Also, the $100,000,000 line of credit promissory note was scheduled to expire on July 1, 2002 and has been extended until October 1, 2002. If the Fund is unable to maintain its line of credit it may lose its pass-through tax status as a regulated investment company under Subchapter M of the Internal Revenue Code. Management believes that these lines of credit will be successfully refinanced, however, no assurances can be given.

     Net cash used by operating activities was $719,627 and $1,634,299 for the six months ended June 30, 2002 and 2001, respectively. Approximately $23.8 million in estimated value of the Fund's investments are in the form of notes receivable from Portfolio Companies. At June 30, 2002, the Fund has elected not to continue accruing interest receivable on notes with an aggregate fair value of $9,961,882, and an additional $5,090,759 of such notes are paying interest in kind, by adding the interest to the face of the note. Management believes that the Fund will ultimately realize the carrying value of such notes plus the recorded interest receivable.

     At June 30, 2002, the Fund had $61,014,739 of its total assets of $148,457,034 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $61,000,000 from a $100,000,000 line of credit promissory note to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on July 1, 2002.

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

Results of Operations

Investment Income and Expense

     Net investment income after all expenses amounted to $549,988 and $1,420,848 for the six months ended June 30, 2002 and 2001, respectively. The decrease in investment income is primarily due to a decrease in the credit to non cash compensation expense in accordance with variable plan accounting required in connection with the Fund's stock option plan. Income from portfolio securities was $1,867,340 for the six months ended June 30, 2002 and $1,527,864 for the comparable period in 2001. The increase is attributable to dividends received during 2002 on the redemption of Champion Window, Inc.'s preferred stock. Professional fees decreased to $99,566 in 2002 from $259,167 in 2001 due to legal fees incurred in 2001 related to the sale of the Fund's investment in Stephen L. LaFrance Holdings, Inc and a potential purchase of a portfolio company that did not occur. Director fees and expenses decreased to $122,169 in 2002 from $136,047 in 2001 due to additional meetings held in the first quarter of 2001. Interest expense increased to $260,672 in 2002 from $158,200 in 2001 due to an increase in the average daily balances outstanding on the lines of credit to $12,164,481 during the six months ended June 30, 2002 from $6,466,851 during the comparable period in 2001.

     The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $775,092 and $842,465 during the six months ended June 30, 2002 and 2001, respectively. The decrease in management fees during the six months ended June 30, 2002 was due to the decrease in net assets.

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

     Under the Stock Incentive Plan, options to purchase 1,085,600 and 83,600 shares of the Fund's common stock with a weighted average exercise price of $8.42 and $17.17 per share were outstanding at June 30, 2002 and 2001, respectively. Of these options, 571,988 and 63,793 shares, with a weighted average exercise price per share of $9.07 and $19.64 were exercisable at June 30, 2002 and 2001, respectively. Of the outstanding options at June 30, 2002, 1,039,400 have exercise prices ranging from $7.69 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through May 2012.

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

     The notes receivable, as well as 849,120 shares of common stock pledged as collateral, were not included in the Fund's reported net asset value per share in 2001 or 2000. Under variable plan accounting applicable to these transactions, compensation expense was recorded to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Interest earned on the notes receivable of $265,181 was recorded as an increase to additional paid in capital for the six months ended June 30, 2001.

     On May 7, 2002 and May 4, 2001, options to acquire a total of 12,000 and 13,200 shares at $7.80 and $8.4455 per share were issued to the non-officer directors, respectively. In addition, on November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights which effectively reduce the option price by dividends paid during the option period. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of the terms of the dividend equivalent rights. Such accounting resulted in additional non-cash compensation (benefit) of $(14,434) during the six months ended June 30, 2002, related to the 990,000 options issued in 2001.

     As of June 30, 2002 and 2001, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

     The following is a reconciliation of the stock options issued and exercised for the six months ended June 30, 2002 and the year ended December 31, 2001:

                                                      2002             2001
                                                      ----             ----
        Options outstanding at the                 1,073,600          337,450
          beginning of the period

        Options granted during the period             12,000        1,003,200

        Options exercised during the period                -                -

        Options surrendered during the period              -         (247,077)

        Options expired during the period                  -          (19,973)
                                                  ----------       ---------
        Options outstanding at the end
          of the period                            1,085,600        1,073,600
                                                  ==========       ==========

        Options exercisable                          571,988           70,388
                                                  ==========       ==========

Realized Gains and Losses on Sales of Portfolio Securities

     During the six months ended June 30, 2002, the Fund realized net capital gains of $399,300 from the sale of securities of three Portfolio Companies. The Fund sold 60,595 shares of its investment in Weatherford International for $2,844,558, realizing a capital loss of $666,922. In addition, the Fund sold its investment in Travis International, Inc. for $921,577, realizing a capital gain of $918,091. Also, the Fund received proceeds from Jones Industrial Holdings, Inc. for the redemption of 18,667 warrants, realizing a capital gain of $148,131.

     During the six months ended June 30, 2001, the Fund realized net capital losses of $3,757,960 from the sale of securities of one Portfolio Company and the write-off of one Portfolio Company. The Fund sold its investment in Stephen
L. LaFrance Holdings, Inc. for $10,000,000, realizing a capital gain of $7,501,548. In addition, the Fund wrote off its remaining shares of Paracelsus Healthcare Corporation, realizing a capital loss of $4,299,450. The Fund also wrote off its remaining investment in Hot & Cool Holdings, Inc. realizing a capital loss of $5,775,000. Also, the Fund wrote off its remaining investment in CRC Holdings, Corp., realizing a capital loss of $1,192,114. Also, the Fund received proceeds from the sale of an investment in Sternhill Partners, L.P., realizing a capital gain of $7,056.

Depreciation of Portfolio Securities

     Net unrealized depreciation on investments increased by $1,513,473 during the six months ended June 30, 2002 from $4,492,994 to $6,006,467. Such decrease resulted from increases in the estimated fair value of eight of the Fund's Portfolio Companies aggregating $5,701,116, decreases in the estimated fair value of nine of the Fund's Portfolio Companies aggregating $6,801,206 and the transfer of $413,383 in unrealized appreciation to net capital gain from the sale or disposition of investments in three of the Fund's Portfolio Companies.

     Net unrealized depreciation on investments increased by $2,791,752 during the six months ended June 30, 2001, from $818,963 to $3,610,715. Such increase resulted from increases in the estimated fair value of securities of two of the Fund's Portfolio Companies aggregating $3,040,000, decreases in the estimated fair value of securities of eight of the Fund's Portfolio Companies aggregating $10,079,252 and the transfer of $4,247,500 in net unrealized appreciation to net realized gains from the sale or disposition of investments in five of the Fund's Portfolio Companies.

Dividends

     The Fund declared no dividends for the six months ended June 30, 2002 and 2001.

Portfolio Investments

     During the six months ended June 30, 2002, the Fund invested $483,749 in one new limited liability company, which in turn invested in an existing Portfolio Company, and made follow-on investments of $5,669,206 in eleven portfolio companies, including $953,482 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

     For the six months ended June 30, 2002, the Fund received an additional 3,651 and 796 shares of preferred stock of Container Acquisition, Inc and Sovereign Business Forms, Inc. ("Sovereign") in payment of $365,100 and $79,600 in dividends, respectively. In addition, Sovereign elected to convert $251,179 of accrued interest into the balance of the 15% promissory notes due to the Fund.

     On January 4, 2002, the Fund invested $483,749 to acquire a 24% member interest in Alenco Window Holdings II, LLC, which was formed to loan $2,000,000 to Alenco Holding Corporation ("AHC") in exchange for a secured promissory note and a warrant to acquire 93,675 shares of AHC common stock for $0.01 per share.

     On January 7, 2002, the Fund invested an additional $425,000 in FS Strategies, Inc. ("FSS") as a capital contribution. On March 29, 2002, the Fund invested an additional $1,667,000 in FSS in exchange for 1,667 shares of preferred stock.

     On February 27, 2002, the Fund invested an additional $150,000 in Spectrum Management, LLC.

     On April 5, 2002, the Fund invested an additional $180,000 in Sternhill Partners I, L.P. pursuant to a $3,000,000 commitment made in March 2000. $1,680,000 of such commitment has been funded through June 30, 2002.

     On April 29, 2002, the Fund invested an additional $1,571,000 in a limited liability company which acquired a subordinated promissory note of Container Care International, Inc. ("Container Care"). The note, with a face value of $2,000,000 plus accrued interest, was purchased for $1,850,000 from the former owner of Container Care.

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

     During the six months ended June 30, 2002, the Fund advanced $226,000 to Equicom, Inc. pursuant to a 10% promissory note.

     During the six months ended June 30, 2002, the Fund exchanged two 15% promissory notes from The Bradshaw Group in the amount of $222,945 each for a 15% promissory note in the amount of $459,545, including $13,655 of accrued interest.

     For the six months ended June 30, 2002, the original issue discount accretion and interest on the discounted 15% promissory note from Doane Pet Care Company amounted to $168,278, bringing the balance of the note to $1,596,503 at June 30, 2002.

     For the six months ended June 30, 2002, the Fund received a 12% promissory note from Turfgrass America, Inc. ("Turfgrass") in exchange for accrued interest in the amount of $288,580. For the six months ended June 30, 2002, an adjustment was made to correct the original issue discount accretion on the discounted 12% subordinated promissory note from Turfgrass, bringing the note balance to $3,702,669 at June 30, 2002. The original issue discount is being accreted over the life of the note.

Subsequent Events

     From July 1, 2002 through August 14, 2002, the Fund repaid a net $61,059,900 of notes payable to the bank.

     On July 8, 2002, the Fund advanced $35,000 to Equicom, Inc. pursuant to a 10% promissory note.

     On August 7, 2002, the Fund received $150,000 from Spectrum Management, LLC as repayment of an advance.

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

     A major portion of the Fund's investment portfolio consists of debt and equity investments in private companies. Modest changed in public market equity process generally do not significantly impact the estimated fair value of these investments. Significant changes in market equity prices occur, can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Fund's investment portfolio also consists of common stocks and warrants to purchase common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

Part II.  Other Information

Item 4.   Submission of Matter to a Vote of Security Holders

       The Fund held its annual meeting of shareholders on May 7, 2002. At the meeting, shareholders voted on (i) the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein and
(ii) the ratification of the selection of Arthur Andersen LLP as the Fund's independent auditors for the fiscal year ending December 31, 2002.

       The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

           Name of Nominee                    For         Withheld
           ---------------                    ---         --------

           Sam P. Douglass                 5,186,496      239,788
           Gregory J. Flanagan             5,186,496      239,788
           Robert L. Knauss                5,185,374      240,910
           Nolan Lehmann                   5,186,496      239,788
           Gary R. Petersen                5,185,618      240,666
           John W. Storms                  5,186,496      239,788
           Dr. Francis D. Tuggle           5,186,301      239,983
           Dr. Edward E. Williams          5,183,601      239,983

       The table below sets forth, as to the other matter voted upon, the number of shares voted for the proposal, against the proposal and shares that abstained.

                 Proposal                    For        Against       Abstain
                                             ---        -------       -------

          Ratification of auditors        4,749,395     605,305        71,381

       All nominees to the Registrant's Board of Directors were elected and the Fund's selection of independent auditors was ratified.

Item 6.   Exhibits and Reports on Form 8-K.

       (a)     Exhibits

       10.     Material Contracts

       99.1    Certification by the Chief Executive Officer

       99.2 Certification by the President and Principal Financial and Accounting Officer

       (b) Reports on Form 8-K filed subsequent to quarter ended June 30, 2002.

               July 10, 2002    Our current report on Form 8-K accepting  Arthur
                                Andersen LLP's resignation as accountants for the fiscal year 2002 and appointing
                                PricewaterhouseCoopers LLP's accountants for the fiscal year 2002.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  August 14, 2002                      EQUUS II INCORPORATED


                                            /s/ Nolan Lehman
                                            ------------------------------------
                                            Nolan Lehmann
                                            President and Principal Financial
                                            and Accounting Officer