Form 10-Q
period 2002-09-30
EQUUS II INC
filed 2002-11-14
CIK 878932

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19509

                              EQUUS II INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   76-0345915
  --------------------------------------          ------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

     2929 Allen Parkway, Suite 2500
            Houston, Texas                               77019-2120
  -----------------------------------             ------------------------------
         (Address of principal                           (Zip Code)
           executive offices)

Registrant's telephone number, including area code:     (713) 529-0900
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                     Name of each exchange
                                              on which registered

      Common Stock                           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $36,396,442 computed on the basis of $6.65 per share, closing price of the common stock on the New York Stock Exchange Inc. on November 13, 2002. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,233,021 shares of the registrant's common stock, $.001 par value, outstanding, as of November 13, 2002. The net asset value of a share at September 30, 2002 was $11.94.

Documents incorporated by reference:  None

                              EQUUS II INCORPORATED

                            (A Delaware Corporation)

                                      INDEX


PART I.      FINANCIAL INFORMATION                                                       PAGE
                                                                                         ----
     Item 1.   Financial Statements

               Balance Sheets

               - September 30, 2002 and December 31, 2001 ...............................   1

               Statements of Operations

               - For the three months ended September 30, 2002 and 2001 .................   2

               - For the nine months ended September 30, 2002 and 2001 ..................   3

               Statements of Changes in Net Assets

               - For the nine months ended September 30, 2002 and 2001 ..................   4

               Statements of Cash Flows

               - For the nine months ended September 30, 2002 and 2001 ..................   5

               Selected Per Share Data and Ratios

               - For the nine months ended September, 2002 and 2001 .....................   7

               Schedule of Portfolio Securities

               - September 30, 2002 .....................................................   8

               Notes to Financial Statements ............................................  14

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ......................................  21


     Item 3.   Quantitative and Qualitative Disclosure about Market Risk ................  27

PART II.     OTHER INFORMATION

     Item 4.   Controls and Procedures ..................................................  28

     Item 6.   Exhibits and Reports on Form 8-K .........................................  29

SIGNATURE ...............................................................................  29


Part I.   Financial Information

Item 1.   Financial Statements

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)




                                                                       2002                   2001
                                                                       ----                   ----
Assets
Investments in portfolio securities at fair value
     (cost $90,337,517 and $90,371,825, respectively)             $ 82,035,084           $ 85,878,831
Temporary cash investments, at cost which
     approximates fair value                                        56,026,144             62,010,212
Cash                                                                       508                 23,465
Accounts receivable                                                     15,318                 15,061
Accrued interest receivable                                          3,200,098              2,891,107
                                                                  ------------           ------------
          Total assets                                             141,277,152            150,818,676
                                                                  ------------           ------------
Liabilities and net assets

Liabilities:
     Accounts payable                                                   94,028                267,011
     Due to management company                                         372,179                384,834
     Notes payable to bank                                          66,375,000             73,200,000
                                                                  ------------           ------------
          Total liabilities                                         66,841,207             73,851,845
                                                                  ------------           ------------
Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares outstanding                                    -                      -
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 6,233,021 shares outstanding                         6,233                  6,233
     Additional paid-in capital                                     84,849,332             84,863,766
     Undistributed net investment income                               893,686                      -
     Undistributed net capital losses                               (3,010,873)            (3,410,174)
     Unrealized depreciation of portfolio securities, net           (8,302,433)            (4,492,994)
                                                                  ------------           ------------
          Total net assets                                        $ 74,435,945           $ 76,966,831
                                                                  ------------           ------------
          Net assets per share                                    $      11.94           $     12.35
                                                                  ============           ============



                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)






                                                                        2002                   2001
                                                                        ----                   -----
Investment income:
     Income from portfolio securities                              $   784,799            $   480,866
     Interest from temporary cash investments                            2,107                 14,482
     Other income                                                      190,000                      -
                                                                   -----------            -----------
          Total investment income                                      976,906                495,348
                                                                   -----------            -----------
Expenses:
     Management fees                                                   372,179                391,485
     Non-cash compensation expense                                           -               (180,037)
     Director fees and expenses                                         61,344                 56,929
     Professional fees                                                  43,637                 12,093
     Administrative fees                                                12,500                 12,500
     Mailing, printing and other expenses                               19,611                 (5,336)
     Interest expense                                                  123,936                136,991
     Franchise taxes                                                         -                  7,040
                                                                   -----------            -----------
          Total expenses                                               633,207                431,665
                                                                   -----------            -----------
Net investment income                                                  343,699                 63,683
                                                                   -----------            -----------
Realized loss on sales of portfolio securities, net                          -               (283,022)
                                                                   -----------            -----------
Unrealized depreciation of portfolio securities, net:
     End of period                                                  (8,302,433)            (6,633,747)
     Beginning of period                                            (6,006,467)            (3,610,715)
                                                                   -----------            -----------
     Increase in unrealized depreciation, net                       (2,295,966)            (3,023,032)
                                                                   -----------            -----------
     Total decrease in net assets from operations                  $(1,952,267)           $(3,242,371)
                                                                   ===========            ===========



                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)





                                                                       2002                   2001
                                                                       ----                   ----
Investment income:
     Income from portfolio securities                              $ 2,652,139            $ 2,008,731
     Interest from temporary cash investments                           18,894                55,570
     Other income                                                      240,000                55,000
                                                                   -----------            -----------
          Total investment income                                    2,911,033              2,119,301
                                                                   -----------            -----------
Expenses:
     Management fees                                                 1,147,271              1,233,950
     Non-cash compensation expense                                     (14,434)            (1,536,856)
     Director fees and expenses                                        183,513                192,976
     Professional fees                                                 143,204                271,260
     Administrative fees                                                37,500                 37,500
     Mailing, printing and other expenses                               47,889                 56,759
     Interest expense                                                  384,608                295,191
     Excise tax                                                         36,832                      -
     Franchise taxes                                                    50,964                83,990
                                                                   -----------            -----------
          Total expenses                                             2,017,347                634,770
                                                                   -----------            -----------
Net investment income                                                  893,686              1,484,531
                                                                   -----------            -----------
Realized gain (loss) on sales of portfolio securities, net             399,301             (4,040,983)
                                                                   -----------            -----------
Unrealized depreciation of portfolio securities, net:
     End of period                                                  (8,302,433)            (6,633,747)
     Beginning of period                                            (4,492,994)              (818,963)
                                                                   -----------            -----------
     Increase in unrealized depreciation, net                       (3,809,439)            (5,814,784)
                                                                   -----------            -----------
     Total decrease in net assets from operations                  $(2,516,452)           $(8,371,236)
                                                                   ===========            ===========




                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                        2002                   2001
                                                                        ----                   ----
 Operations:

      Net investment income                                        $   893,686            $ 1,484,531
      Realized gain (loss) on sales of portfolio
         securities, net                                               399,301             (4,040,983)
      Increase in unrealized depreciation of portfolio
         securities, net                                            (3,809,439)            (5,814,784)
                                                                   -----------            -----------
 Decrease in net assets from operations                             (2,516,452)            (8,371,236)
                                                                   -----------            -----------
 Capital Transactions:

      Non-cash compensation expense                                    (14,434)            (1,536,856)
      Increase from officer notes, net                                       -               (536,780)
      Repurchase shares of common stock                                      -             (2,182,988)
                                                                   -----------            -----------
 Decrease in net assets from capital transactions                      (14,434)            (4,256,624)
                                                                   -----------            -----------
 Decrease in net assets                                             (2,530,886)           (12,627,860)

 Net assets at beginning of period                                  76,966,831             90,924,765
                                                                   -----------            -----------
 Net assets at end of period                                       $74,435,945            $78,296,905
                                                                   ===========            ===========




                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                                        2002                  2001
Cash flows from operating activities:
     Interest and dividends received                               $ 1,116,877            $   363,515
     Cash paid to management company, directors,
        bank and suppliers                                          (2,217,419)            (2,409,447)
                                                                   -----------            -----------
        Net cash used by operating activities                       (1,100,542)            (2,045,932)
                                                                   -----------            -----------
Cash flows from investing activities:
     Purchase of portfolio securities                               (5,365,973)            (7,140,284)
     Proceeds from sales of portfolio securities                     6,541,225             10,071,403
     Principal payments from portfolio securities                      743,522                      -
     Advances to portfolio companies                                      (257)               (13,579)
                                                                   -----------            -----------
        Net cash provided by investing activities                   1,918,517               2,917,540
                                                                   -----------            -----------
Cash flows from financing activities:
     Advances from bank                                            185,810,000            205,400,000
     Repayments to bank                                           (192,635,000)          (216,050,000)
     Repurchase of common stock                                              -             (2,182,988)
     Payments received on officer notes                                      -                 92,531
     Dividend payments                                                       -                 (1,442)
                                                                   -----------            -----------
        Net cash used by financing activities                       (6,825,000)           (12,741,899)
                                                                   -----------            -----------
Net decrease in cash and cash equivalents                           (6,007,025)           (11,870,291)

Cash and cash equivalents at beginning of period                    62,033,677             77,043,532
                                                                   -----------            -----------
Cash and cash equivalents at end of period                         $56,026,652            $65,173,241
                                                                   ===========            ===========




                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                   (Continued)



                                                                       2002                    2001
                                                                       ----                    ----
Reconciliation of decrease in net assets from
     operations to net cash used by operating activities:

Decrease in net assets from operations                             $(2,516,452)           $(8,371,236)

Adjustments to reconcile decrease in net assets from operations to net cash used by operating activities:

     Realized (gain) loss on sale of portfolio securities, net        (399,301)             4,040,983
     Increase in unrealized depreciation, net                        3,809,439              5,814,784
     Accrued interest and dividends exchanged for
         portfolio securities                                       (1,485,165)            (1,950,830)
     Non-cash compensation expense related to officers'
         stock options                                                 (14,434)            (1,536,856)
     Increase in accounts receivable                                         -                   (600)
     (Increase) decrease in accrued interest receivable               (308,991)               195,643
     Decrease in accounts payable                                     (172,983)              (174,681)
     Decrease in due to management company                             (12,655)               (63,139)
                                                                   -----------            -----------
Net cash used by operating activities                              $(1,100,542)           $(2,045,932)
                                                                   ===========            ===========




                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                   (Continued)



                                                                                 2002             2001
                                                                                 ----             ----
Investment income                                                               $ 0.47          $ 0.33
Expenses                                                                          0.33            0.10
                                                                                ------          ------
Net investment income                                                             0.14            0.23
Realized gain (loss) on sale of portfolio securities, net                         0.06           (0.63)
Increase in unrealized depreciation of portfolio securities, net                 (0.61)          (0.91)
                                                                                ------          ------
Decrease in net assets from operations                                           (0.41)          (1.31)
                                                                                ------          ------
Capital Transactions:
Decrease related to officers' notes                                                  -           (0.09)
Non-cash compensation expense                                                        -           (0.25)
Effect of common stock repurchase                                                    -            0.21
                                                                                ------          ------
Decrease in net assets from capital transactions                                     -           (0.13)
                                                                                ------          ------
Net decrease in net assets                                                       (0.41)          (1.44)
Net assets at beginning of period                                                12.35           14.00
                                                                                ------          ------
Net assets at end of period                                                     $11.94          $12.56
                                                                                ------          ------
Weighted average number of shares outstanding during year,
     in thousands                                                                6,233           6,407

Market value per share                                                          $ 6.44          $ 7.71
Ratio of expenses to average net assets                                           2.66%           0.75%
Ratio of expenses before interest and non-cash compensation
     expense to average net assets                                                2.17%           2.22%
Ratio of net investment income to average net assets                              1.18%           1.75%
Ratio of net investment income to average net assets, exclusive
     of non-cash compensation expense                                             1.16%          (0.06)%
Ratio of decrease in net assets from operations to average
    net assets                                                                   (3.32)%         (9.89)%
Ratio of decrease in net assets from operations to average net assets,
     exclusive of non-cash compensation expense                                  (3.34)%        (11.71)%
Total return on market price                                                    (17.33)%         (3.75)%



                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                    Date of
                Portfolio Company                             Initial Investment          Cost          Fair Value
                -----------------                             ------------------          ----          ----------
Alenco Window Holdings II, LLC                                   January 2002
    Manufacturer of residential windows
     -24% membership interest                                                          $      227       $2,500,000

American Trenchless Technology, LLC                              February 2001
    Boring, tunneling and directional drilling
     -100,000 shares of preferred stock                                                 1,208,144                -
     -1,934,532 shares of common stock                                                    116,550                -

The Bradshaw Group                                                 May 2000
    Sells and services midrange and high-speed
     printing equipment
     -Prime + 2% promissory note *                                                              -                -
     -15% promissory note *                                                               459,545                -
     -1,335,000 shares of preferred stock                                               1,335,000                -
     -Warrant to buy 2,229,450 shares of common
      stock for $0.01 through May 2008                                                          1                -

Champion Window, Inc.                                             March 1999
    Manufacturer & distributor of residential windows
     -1,400,000 shares of common stock                                                  1,400,000       11,500,000

CMC Investments, LLC                                             December 2001
    Manufacturer of oil and gas drilling rigs
     -21% membership interest                                                           1,038,611          925,000

Container Acquisition, Inc.                                      February 1997
    Shipping container repair & storage
     -78,318 shares of preferred stock                                                  7,831,800        5,500,000
     -Conditional warrant to buy up to 370,588 shares
      of common stock at $0.01 through February 2007                                        1,000                -
     -1,370,000 shares of common stock                                                  1,370,000                -
     -Member interest in CCI-ANI Finance, LLC                                           1,571,000        1,970,000



                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2002
                                   (Unaudited)
                                   (Continued)


                                                                    Date of
                Portfolio Company                             Initial Investment          Cost          Fair Value
                -----------------                             ------------------          ----          ----------
Doane PetCare Enterprises, Inc.                                  October 1995
    (formerly Summit/DPC Partners, L.P.)
    Manufacturer of private label pet food
     -15% promissory note with a face amount
      of $1,805,556, including amortized discount                                      $1,689,435       $1,689,435
     -1,943,598 shares of common stock                                                  3,936,643        5,000,000

The Drilltec Corporation                                          August 1998
    Provides protection & packaging for pipe & tubing
     -Prime + 9.75% promissory note *                                                   1,000,000                -

ENGlobal, Inc. (AMEX: ENG)                                       December 2001
    (formerly Industrial Data Systems Corporation)
    Engineering and consulting services
     -9.5% promissory note                                                              2,890,000        2,890,000
     -2,588,000 shares of convertible preferred stock                                   2,588,000        2,588,000
     -1,225,758 shares of common stock                                                    716,461          837,669

Equicom, Inc.                                                      July 1997
    Radio stations
     -10% promissory note *                                                             1,638,500        1,638,500
     -10% promissory note                                                               1,429,250        1,429,250
     -657,611 shares of preferred stock                                                 6,576,110          500,000
     -452,000 shares of common stock                                                      141,250                -

Equipment Support Services, Inc.                                 December 1999
    Equipment rental
     -8% promissory note *                                                              1,138,000                -
     -35,000 shares of preferred stock                                                  1,929,000                -
     -35,000 shares of common stock                                                       101,500                -

FS Strategies, Inc.                                                June 2000
    Temporary staffing and web-based human
     resources services
     -1,667 shares of preferred stock                                                   1,667,000        1,500,000
     -110,000 shares of common stock                                                    7,591,667                -

GCS RE, Inc.                                                     February 1989
    Investment in real estate
     -1,000 shares of common stock                                                        320,924          600,000



                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2002
                                   (Unaudited)
                                   (Continued)

                                                                    Date of
                Portfolio Company                             Initial Investment          Cost          Fair Value
                -----------------                             ------------------          ----          ----------
Jones Industrial Services, Inc.                                   July 1998
   (formerly United Industrial Services, Inc.)
    Field service for petrochemical & power
     generation industries
     -35,000 shares of preferred stock                                                 $3,500,000       $2,500,000
     -Warrant to buy 63,637 shares of common stock
      at $0.01 through June 2008                                                              100                -

Milam Enterprises, LLC                                           December 1986
    (formerly Travis International, Inc.)
    Specialty distribution
     -Member interest                                                                       1,912          500,000

NCI Building Systems, Inc.  (NYSE: NCS)                           April 1989
    Design & manufacture metal buildings
     -200,000 shares of common stock                                                      159,784        3,760,000

PalletOne, Inc.                                                  October 2001
    Wooden pallet manufacturer
     -3,150,000 shares of preferred stock                                               3,150,000        3,150,000
     -350,000 shares of common stock                                                      350,000          350,000

Reliant Window Holdings, LLC                                     February 2001
    Manufacturer & distributor of aluminum & vinyl windows
     -36.86% membership interest                                                          372,256        3,900,000

Sovereign Business Forms, Inc.                                    August 1996
    Business forms manufacturer
     -15% promissory notes                                                              3,659,740        3,659,740
     -18,710 shares of preferred stock                                                  1,871,000        1,871,000
     -Warrant to buy 551,894 shares of common stock
      at $1 per share through August 2006                                                       -          263,750
     -Warrant to buy 25,070 shares of common stock
      at $1.25 per share through October 2007                                                   -            5,565
     -Warrant to buy 273,450 shares of common stock
      at $1 per share through October 2009                                                      -          130,685

Spectrum Management, LLC                                         December 1999
    Business & personal property protection
     -285,000 units of Class A equity interest                                          2,850,000        2,850,000




                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2002
                                   (Unaudited)
                                   (Continued)

                                                                    Date of
                Portfolio Company                             Initial Investment          Cost          Fair Value
                -----------------                             ------------------          ----          ----------
Sternhill Partners I, LP                                          March 2000
    Venture capital fund
     -3% limited partnership interest                                                  $1,651,604       $1,100,000

Strategic Holdings, Inc.                                        September 1995
    Processor of recycled glass
     -15% promissory note *                                                             6,750,000        6,750,000
     -3,822,157 shares of Series B preferred stock                                      3,820,624        3,250,000
     -Warrant to buy 225,000 shares of common
      stock at $0.4643 per share through August 2005                                            -                -
     -Warrant to buy 100,000 shares of common
      stock at $1.50 per share through August 2005                                              -                -
     -Warrant to buy 2,219,237 shares of common
      stock at $0.01 per share through November 2005                                            -                -
     -3,089,751 shares of common stock                                                  3,088,389                -
     -15% promissory note of SMIP, Inc. *                                                 175,000          175,000
     -1,000 shares of SMIP, Inc. common stock                                             150,000                -

Turfgrass America, Inc.                                            May 1999
    Grows, sells & installs warm season turfgrasses
     -12% subordinated promissory note                                                    288,580          288,580
     -12% subordinated promissory note                                                    502,035          502,035
     -12% subordinated promissory note
      with a face amount of $4,000,000                                                  3,742,237        3,742,237
     -1,507,226 shares of convertible preferred stock                                     768,638          768,638
     -Warrants to buy 250,412 shares of common
      stock at $0.51 through April 2010                                                         -                -
     -211,184 shares of common stock                                                      600,000          600,000

Vanguard VII, L.P.                                                 June 2000
    Venture capital fund
     -1.3% limited partnership interest                                                1,200,000          850,000
                                                                                      -----------      -----------
            Total                                                                     $90,337,517      $82,035,084
                                                                                      ===========      ===========


* The Fund has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such interest and it may be collected in the future. As of September 30, 2002, the aggregate amount of accrued interest receivable on and estimated fair value of these notes, which are reflected in the accompanying balance sheet, is $2,317,992 and $8,388,500, respectively. Management believes that the recorded interest receivable and the value assigned to the related notes will be realized.


                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2002
                                   (Unaudited)
                                   (Continued)

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

     As defined in the Investment Company Act of 1940, at September 30, 2002, the Fund was deemed to have a controlling interest in Champion Window, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., Jones Industrial Holdings, Inc., PalletOne, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management LLC and Strategic Holdings, Inc.

     Income was earned in the amount of $1,725,576 and $1,177,552 for the nine months ended September 30, 2002 and 2001, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $1,062,749 and $786,033 for the nine months ended September 30, 2002 and 2001, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

     As defined in the Investment Company Act, all of the Fund's investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. ("Doane"), Equipment Support Services, Inc., Milam Enterprises, LLC, Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 89% of the total value of the investments in portfolio companies at September 30, 2002.

     The Fund's investments in portfolio securities consist of the following types of securities at September 30, 2002:


                                                                                          Percentage
              Type of Securities                          Cost           Fair Value     of Fair Value
              ------------------                          ----           ----------     -------------
Common Stock                                         $20,556,778       $22,951,881          28.0%
Secured and Subordinated Debt                         25,362,323        22,764,777          27.8%
Preferred Stock                                       36,245,316        21,627,638          26.3%
Limited Liability Company Investments                  5,320,395        12,340,788          15.0%
Limited Partnership Investments                        2,851,604         1,950,000           2.4%
Options and Warrants                                       1,101           400,000           0.5%
                                                     -----------       -----------         -----
                    Total                            $90,337,517       $82,035,084         100.0%
                                                     ===========       ===========         =====


                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                               SEPTEMBER 30, 2002
                                   (Unaudited)
                                   (Continued)


     The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund's portfolio companies (except for Doane and PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

     In addition, approximately 22% of the total value of the investments are concentrated in three Portfolio Companies which hold investments in two operating companies that manufacture and distribute residential windows. Accordingly, a substantial portion of the Fund's investment are tied to the construction of new residential properties in the southern part of the United States, which may be more cyclical than the economy as a whole.

     The following is a summary by industry of the Fund's investments as of September 30, 2002:


                         Industry                    Fair Value       Percentage

      Business Products and Services               $ 10,280,740          12.5%
      Commercial Building Products                    3,760,000           4.6%
      Consumer Goods                                  6,689,435           8.2%
      Energy                                            925,000           1.1%
      Engineering and Consulting Services             6,315,669           7.7%
      Industrial Products and Services               12,675,000          15.5%
      Media                                           3,567,750           4.3%
      Residential Building Products                  17,900,000          21.8%
      Shipping Products and Services                 10,970,000          13.4%
      Turfgrass and Landscape Products                5,901,490           7.2%
      Venture Funds and Other                         3,050,000           3.7%
                                                   ------------         -----
      Total                                        $ 82,035,084         100.0%
                                                   ============         =====




                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

(2)  Liquidity and Notes Payable to Bank

     The Fund has a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. The line of credit promissory note is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. The Fund had $56,000,000 and $62,000,000 outstanding on such notes at September 30, 2002 and December 31, 2001, respectively, that was secured by $56,000,000 and $62,000,000 of the Fund's temporary cash investments.

     The Fund has a $22,500,000 revolving line of credit with Bank of America, N.A. that expires on January 1, 2003. The Fund had $10,375,000 and $11,200,000 outstanding under such line of credit at September 30, 2002 and December 31, 2001, respectively, which is secured by the Fund's investments in portfolio securities. The interest rate ranges from prime -1/2% to prime +1/4% or LIBOR + 1.65%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit.

     The average daily balances outstanding on the Fund's notes payable during the nine months ended September 30, 2002 and 2001, were $12,070,214 and $7,076,374, respectively.

     The line of credit promissory note and the revolving line of credit expire on January 1, 2003. The Fund is attempting to arrange a new line of credit promissory note and line of credit. However, if this is not established by November 30, 2002, the Fund will have to pay a fee of $50,000 to the current lender. If the Fund is unable to maintain its line of credit promissory note it may lose its pass-through tax status as a regulated investment company under Subchapter M of the Internal Revenue Code. Also, if the fund is unable to maintain its revolving line of credit it may be required to sell a portion of its investment portfolio when it may be disadvantageous to do so. No assurances that these lines of credit will be refinanced can be given. The overall effect of not completing a refinancing could be material to the Fund.

(3)  Management

     The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company"). Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $37,500 is included in the accompanying Statements of Operations for each of the nine months ended September 30, 2002 and 2001.

     The Management Company is controlled by a privately-owned corporation.

     As compensation for services provided to the Fund, each director who is not an officer of the Fund receives an annual fee of $25,000 paid quarterly in arrears, a fee of $3,000 for each meeting of the Board of Directors attended in person, a fee of $1,500 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund's stock from time to time. (See Note 9). Officers of the Fund serve as directors of certain Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service. The aggregate amount of such cash fees paid by Portfolio Companies amounted to $141,125 and $150,652 for the nine months ended September 30, 2002 and 2001, respectively. Additionally, two officers of the Management Company serve as officers and directors of the Fund.

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

(4)  Significant Accounting Policies

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

     Privately-held portfolio securities - The fair value of investments for which no market exists (including 95% of the investments of the Fund at September 30, 2002) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly disposition. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $77,970,872 (including $837,669 in publicly-traded securities, net of a $155,195 Valuation Discount) and $79,750,789 (including $605,860 in publicly-traded securities, net of a $276,686 Valuation Discount) at September 30, 2002 and December 31, 2001, respectively, the Fund's estimate of fair value may significantly differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

     Federal Income Taxes - The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to shareholders. Therefore, no provision for federal income taxes is recorded in the financial statements. As of December 31, 2001, the Fund has a capital loss carryforward of $5,047,823 (which may be carried forward to offset future taxable capital gains, if any). The Fund cannot distribute capital gains to shareholders until the tax loss carryforwards have been utilized.

(5)  Book to Tax Reconciliation

     The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for purposes of
Section 4982 of the Internal Revenue Code from December 31 to October 31, which allows current year dividends to be paid prior to the end of the calendar year. The Fund realized net capital gains (losses) for tax purposes of $2,384,831 and $(3,884,515) for the nine months ended September 30, 2002 and 2001, respectively. The Fund had net investment income for tax purposes of $879,252 and $332,063 for the nine months ended September 30, 2002 and 2001, respectively.

     The following is a reconciliation of the difference in the Fund's net realized gain or loss on the sale of portfolio securities for book and tax purposes for the nine months ended September 30, 2002 and 2001, respectively.


                                                    2002           2001
                                                    ----           ----
    Net realized gain (loss) on the sale
      of portfolio securities, book               $ 399,301     $(4,040,983)
    Book/tax differences                          1,985,530         156,468
                                                  ---------     -----------
    Net realized gain (loss) on the sale of
      portfolio securities, tax                  $2,384,831     $(3,884,515)
                                                 ==========     ===========

(6)  Dividends

     The Fund declared no dividends during the nine months ended September 30, 2002 and 2001, respectively.

(7)  Temporary Cash Investments

     Temporary cash investments, which represent the short-term utilization of cash prior to investment in securities of portfolio companies, distributions to the shareholders or payment of loans and expenses, consist of $56,026,144 in money market accounts with Bank of America, N.A. earning interest ranging in rates of 1.21% to 1.30% per annum at September 30, 2002.

(8)  Portfolio Securities

     During the nine months ended September 30, 2002, the Fund invested $483,749 in one new limited liability company which invested in an existing Portfolio Company, and made follow-on investments of $6,367,389 in eleven companies, including $1,485,165 in accrued interest and dividends in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital gain of $399,301 during the nine months ended September 30, 2002.

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

     Under the Stock Incentive Plan, options to purchase 1,085,600 and 83,600 shares of the Fund's common stock with a weighted average exercise price of $8.42 and $17.17 per share were outstanding at September 30, 2002 and 2001, respectively. Of these options, 571,988 and 63,793 shares, with a weighted average exercise price per share of $9.07 and $19.64 were exercisable at September 30, 2002 and 2001, respectively. Of the outstanding options at September 30, 2002, 1,039,400 have exercise prices ranging from $7.69 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through May 2012.

     On September 30, 1999, options to purchase 719,794 shares of common stock of the Fund were exercised by the officers of the Fund for $15.45 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. On April 1, 2001, a former officer of the Fund surrendered 41,471 shares in payment of his note receivable and accrued interest aggregating

$548,542. In September 2001, the current officers of the Fund surrendered 802,662 shares in payment of their notes receivable and accrued interest aggregating $10,505,551. These payments were recorded as decreases in common stock and additional paid in capital. The Fund released 71,824 shares to the officers relating to these payments. There was no change in total net assets as a result of the note repayment and surrendering of the shares. In April 2001, officers of the Fund surrendered options to acquire 247,077 shares of common stock pursuant to the Stock Incentive Plan, and such options were cancelled.

     The notes receivable, as well as 849,120 shares of common stock pledged as collateral, were not included in the Fund's reported net asset value per share in 2001 or 2000. Under variable plan accounting applicable to these transactions, compensation expense was recorded to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Interest earned on the notes receivable of $384,388 was recorded as an increase to additional paid in capital for the nine months ended September 30, 2001.

     On May 7, 2002 and May 4, 2001, options to acquire a total of 12,000 and 13,200 shares at $7.80 and $8.4455 per share were issued to the non-officer directors, respectively. In addition, on November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of the terms of the dividend equivalent rights. Such accounting resulted in additional non-cash compensation (benefit) of $(14,434) during the nine months ended September 30, 2002, related to the 990,000 options issued in 2001.

     As of September 30, 2002 and 2001, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

(10) Commitments and Contingencies

     The Fund has made commitments to invest, under certain circumstances, up to an additional $300,000 in American Trenchless Technology, LLC, $807,500 in Equicom, Inc., $408,334 in FS Strategies, Inc., $5,527,000 (including the letter of credit described below) in Reliant Window Holdings, LLC, $1,303,698 in Spectrum Management, LLC, $1,320,000 in Sternhill Partners I, L.P. and $1,800,000 in Vanguard VII, L.P. In the event that these commitments are called for but not met by the Fund, the ownership position of the Fund in the Portfolio Companies may be diluted and/or the existing investments may be decreased in value. The Fund has provided irrevocable letters of credit in the aggregate amount of $3,719,584 for the benefit of one Portfolio Company. If such letters of credit were called, other co-investors in the Portfolio Company are required to reimburse the Fund for 63% of the amount called.

     The Fund and certain of the portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the fair value of the Fund's portfolio investments. In the opinion of Management, the financial position or operating results of the Fund will not be materially affected by any claims that have been asserted.

(11) Subsequent Events

     From October 1, 2002, through November 14, 2002, the Fund repaid a net $53,850,000 of notes payable to the bank.

     On October 9, 2002, the Fund invested an additional $150,000 in Sternhill Partners I, L.P. pursuant to its commitment made in March 2000.

     On October 17, 2002 the Fund invested $300,000 in Glendale, LLC, which was formed to invest in American Trenchless Technology, LLC in connection with a restructuring of its debt and a recapitalization of its balance sheet.

     On October 30, 2002, the Fund invested $1,303,698 in Spectrum Management, LLC, in exchange for a 16% senior subordinated promissory note.

     On November 4, 2002, the Fund received $402,935 from Milam Enterprises, LLC ("Milam"), as a partial distribution of the assets of Milam. Milam continues to hold certain assets and certain retained and contingent liabilities related to the sale of the operations of Travis International, Inc.

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

     Privately-held portfolio securities - The fair value of investments for which no market exists (95% of the investments held by the Fund at September 30, 2002) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly disposition. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Liquidity and Capital Resources

     At September 30, 2002, the Fund had $82,035,084 of its assets invested in portfolio securities of 24 companies and has committed to invest up to an additional $11,466,532 in seven of such companies under certain circumstances. The follow-on commitments include $3,719,584 in stand-by letters of credit to enable a Portfolio Company to maintain its insurance program. Of the current commitments, the Fund expects to advance or invest no more than $3.0 million in the next twelve months. Current temporary cash investments, anticipated future investment income, proceeds from borrowings, and proceeds from the sale of existing portfolio securities are believed to be sufficient to finance these commitments. At September 30, 2002, the Fund had $10,375,000 in borrowings plus $3,719,584 in letters of credit outstanding on a $22,500,000 revolving line of credit loan from a bank. The revolving credit loan agreement was scheduled to expire on October 1, 2002. However, it has been extended until January 1, 2003, and the Fund is attempting to replace this line upon expiration. The Fund will have to pay a fee of $50,000 to the current lender if a replacement line is not established by November 30, 2002. If the Fund is unable to maintain its revolving line of credit it may be required to sell a portion of its investment portfolio when it may be disadvantageous to do so. Also, the $100,000,000 line of credit promissory note was scheduled to expire on October 1, 2002 and has been extended until January 1, 2003. If the Fund is unable to maintain its line of credit it may lose its pass-through tax status as a regulated investment company under Subchapter M of the Internal Revenue Code. No assurances that these lines of credit will be refinanced can be given.

The overall effect of not completing a refinancing could be material to the Fund.

     Net cash used by operating activities was $1,100,542 and $2,045,932 for the nine months ended September 30, 2002 and 2001, respectively. Approximately $22.8 million in estimated value of the Fund's investments are in the form of notes receivable from Portfolio Companies. At September 30, 2002, the Fund has elected not to continue accruing interest receivable on notes with an aggregate fair value of $8,388,500, and an additional $5,349,175 of such notes are paying interest in kind, by adding the interest to the face of the note. Management believes that the Fund will ultimately realize the carrying value of such notes plus the recorded interest receivable.

     At September 30, 2002, the Fund had $56,026,144 of its total assets of $141,277,152 invested in temporary cash investments consisting of money market securities. This amount includes proceeds of $56,000,000 from a $100,000,000 line of credit promissory note to a bank that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. Such amount was repaid to the bank on October 1, 2002.

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

Results of Operations

Investment Income and Expense

     Net investment income after all expenses amounted to $893,686 and $1,484,531 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in investment income is primarily due to a decrease in the credit to non-cash compensation expense in accordance with variable plan accounting required in connection with the Fund's stock option plan. Income from portfolio securities was $2,652,139 for the nine months ended September 30, 2002 and $2,008,731 for the comparable period in 2001. The increase is attributable primarily to dividends received during 2002 on the redemption of Champion Window, Inc.'s preferred stock. Other income was $240,000 for the nine months ended September 30, 2002 and $55,000 for the comparable period in 2001. This increase is primarily attributable to fees charged to GCS RE, Inc. in 2002 for maintaining its accounting and financial statements and for assisting in the sale of its real estate. Professional fees decreased to $143,204 in 2002 from $271,260 in 2001 due to legal fees incurred in 2001 related to the sale of the Fund's investment in Stephen L. LaFrance Holdings, Inc. and a potential purchase of a portfolio company that did not occur. Director fees and expenses decreased to $183,513 in 2002 from $192,976 in 2001 due to additional meetings held in the first quarter of 2001. Interest expense increased to $384,608 in 2002 from $295,191 in 2001 due to an increase in the average daily balances outstanding on the lines of credit to $12,070,214 during the nine months ended September 30, 2002 from $7,076,374 during the comparable period in 2001.

     The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1,147,271 and $1,233,950 during the nine months ended September 30, 2002 and 2001, respectively. The decrease in management fees during the nine months ended September 30, 2002 was due to the decrease in net assets.

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

     Under the Stock Incentive Plan, options to purchase 1,085,600 and 83,600 shares of the Fund's common stock with a weighted average exercise price of $8.42 and $17.17 per share were outstanding at September 30, 2002 and 2001, respectively. Of these options, 571,988 and 63,793 shares, with a weighted average exercise price per share of $9.07 and $19.64 were exercisable at September 30, 2002 and 2001, respectively. Of the outstanding options at September 30, 2002, 1,039,400 have exercise prices ranging from $7.69 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through May 2012.

     On September 30, 1999, options to purchase 719,794 shares of common stock of the Fund were exercised by the officers of the Fund for $15.45 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. On April 1, 2001, a former officer of the Fund surrendered 41,471 shares in payment of his note receivable and accrued interest aggregating $548,542. In September 2001, the current officers of the Fund surrendered 802,662 shares in payment of their notes receivable and accrued interest aggregating $10,505,551. These payments were recorded as decreases in common stock and additional paid in capital. The Fund released 71,824 shares to the officers relating to these payments. There was no change in total net assets as a result of the note repayment and surrendering of the shares. In April 2001, officers of the Fund surrendered options to acquire 247,077 shares of common stock pursuant to the Stock Incentive Plan, and such options were cancelled.

     The notes receivable, as well as 849,120 shares of common stock pledged as collateral, were not included in the Fund's reported net asset value per share in 2001 or 2000. Under variable plan accounting applicable to these transactions, compensation expense was recorded to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Interest earned on the notes receivable of $384,388 was recorded as an increase to additional paid in capital for the nine months ended September 30, 2001.

     On May 7, 2002 and May 4, 2001, options to acquire a total of 12,000 and 13,200 shares at $7.80 and $8.4455 per share were issued to the non-officer directors, respectively. In addition, on November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of the terms of the dividend equivalent rights. Such accounting resulted in additional non-cash compensation (benefit) of $(14,434) during the nine months ended September 30, 2002, related to the 990,000 options issued in 2001.

     As of September 30, 2002 and 2001, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

     The following reflects stock option activity for the nine months ended September 30, 2002 and the year ended December 31, 2001:


                                                     2002          2001
                                                     ----          ----
      Options outstanding at the                  1,073,600       337,450
        beginning of the period

      Options granted during the period              12,000     1,003,200

      Options exercised during the period                 -             -

      Options surrendered during the period               -      (247,077)

      Options expired during the period                   -       (19,973)
                                                  ---------     ---------
      Options outstanding at the end
        of the period                             1,085,600     1,073,600
                                                  ---------     ---------
      Options exercisable                           571,988        70,388
                                                  =========     =========


Realized Gains and Losses on Sales of Portfolio Securities

     During the nine months ended September 30, 2002, the Fund realized net capital gains of $399,301 from the sale of securities of three Portfolio Companies. The Fund sold 60,595 shares of its investment in Weatherford International for $2,844,558, realizing a capital loss of $666,922. In addition, the Fund sold its investment in Travis International, Inc. for $921,577, realizing a capital gain of $918,091. Also, the Fund received proceeds from Jones Industrial Holdings, Inc. for the redemption of 18,667 warrants, realizing a capital gain of $148,132.

     During the nine months ended September 30, 2001, the Fund realized net capital losses of $4,040,983 from the sale of securities of two Portfolio Companies and realized losses on four Portfolio Companies. The Fund sold its investment in Stephen L. LaFrance Holdings, Inc. for $10,000,000, realizing a capital gain of $7,501,548. In addition, the Fund wrote off its remaining investment in Paracelsus Healthcare Corporation, Hot & Cool Holdings, Inc. and CRC Holdings, Corp., realizing capital losses of $4,299,450, $5,775,000 and $1,192,114, respectively. Also, the Fund received proceeds from the sale of an investment in Sternhill Partners, L.P., realizing a capital gain of $7,056. In addition, the Fund sold its investment in Raytel Medical Corporation for $66,527, realizing a capital loss of $264,203. The Fund also received Weatherford International common stock in payment of a note receivable and accrued interest related to the note from Tulsa Industries, Inc. for $672,325, realizing a capital loss of $18,820.

Depreciation of Portfolio Securities

     Net unrealized depreciation on investments increased $3,809,439 during the nine months ended September 30, 2002 from $4,492,994 to $8,302,433. Such increase resulted from increases in the estimated fair value of eleven of the Fund's Portfolio Companies aggregating $10,011,215, decreases in the estimated fair value of thirteen of the Fund's Portfolio Companies aggregating $13,407,271 and the transfer of $413,383 in unrealized appreciation to net capital gain from the sale or disposition of investments in three of the Fund's Portfolio Companies.

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

Dividends


     The Fund declared no dividends for the nine months ended September 30, 2002 and 2001.

Portfolio Investments

     During the nine months ended September 30, 2002, the Fund invested $483,749 in one new limited liability company, which in turn invested in an existing Portfolio Company, and made follow-on investments of $6,367,389 in eleven portfolio companies, including $1,485,165 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

     For the nine months ended September 30, 2002, the Fund received an additional 5,576 and 1,208 shares of preferred stock of Container Acquisition, Inc and Sovereign Business Forms, Inc. ("Sovereign") in payment of $557,600 and $120,800 in dividends, respectively. In addition, Sovereign elected to convert $416,664 of accrued interest into the balance of the 15% promissory notes due to the Fund.

     On January 4, 2002, the Fund invested $483,749 to acquire a 24% member interest in Alenco Window Holdings II, LLC, which was formed to loan $2,000,000 to Alenco Holding Corporation ("AHC") in exchange for a secured promissory note and a warrant to acquire 93,675 shares of AHC common stock for $0.01 per share. This amount plus interest was repaid on September 16, 2002.

     On January 7, 2002, the Fund invested an additional $425,000 in FS Strategies, Inc. ("FSS") as a capital contribution. On March 29, 2002, the Fund invested an additional $1,667,000 in FSS in exchange for 1,667 shares of preferred stock.

     On February 27, 2002, the Fund invested an additional $150,000 in the form of a working capital loan to Spectrum Management, LLC, which was repaid on August 7, 2002.

     On April 5, 2002, the Fund invested an additional $180,000 in Sternhill Partners I, L.P. pursuant to a $3,000,000 commitment made in March 2000. $1,680,000 of such commitment has been funded through September 30, 2002.

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

     On May 8, 2002, the Fund received $878,667 from Jones Industrial Services, Inc. for payment of a note receivable plus accrued interest and the redemption of 18,887 warrants.

     During the nine months ended September 30, 2002, ENGlobal Inc. made a principal payment on its 9.5% promissory note of $110,000, bringing the note balance to $2,890,000.

     During the nine months ended September 30, 2002, the Fund advanced $392,500 to Equicom, Inc. pursuant to a 10% promissory note.

     During the nine months ended September 30, 2002, the Fund exchanged two 15% promissory notes from The Bradshaw Group in the amount of $222,945 each for a 15% promissory note in the amount of $459,545, including $13,655 of accrued interest.

     For the nine months ended September 30, 2002, the original issue discount accretion and interest on the discounted 15% promissory note from Doane Pet Care Company amounted to $261,210, bringing the balance of the note to $1,689,435 at September 30, 2002.

     During the nine months ended September 30, 2002, the Fund received a 12% promissory note from Turfgrass America, Inc. ("Turfgrass") in exchange for accrued interest in the amount of $288,580. In addition, the original issue discount was accreted on the 12% subordinated promissory note from Turfgrass, bringing the note balance to $3,742,237 at September 30, 2002. The original issue discount is being accreted over the life of the note.

Subsequent Events

     From October 1, 2002, through November 14, 2002, the Fund repaid a net $53,850,000 of notes payable to the bank.

     On October 9, 2002, the Fund invested an additional $150,000 in Sternhill Partners I, L.P. pursuant to its commitment made in March 2000.

     On October 17, 2002 the Fund invested $300,000 in Glendale, LLC, which was formed to invest in American Trenchless Technologies, LLC in connection with a restructuring of its debt and a recapitalization of its balance sheet.

     On October 30, 2002, the Fund invested $1,303,698 in Spectrum Management, LLC, in exchange for a 16% senior subordinated promissory note.

     On November 4, 2002, the Fund received $402,935 from Milam Enterprises, LLC ("Milam"), as a partial distribution of the assets of Milam. Milam continues to hold certain assets and certain retained and contingent liabilities related to the sale of the operations of Travis International, Inc.

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

     A major portion of the Fund's investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. Significant changes in market equity prices, can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Fund's investment portfolio also consists of common stocks and warrants to purchase common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

Part II. Other Information

Item 4. Controls and Procedures

     The Fund maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Fund's management, including its Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Fund's Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer have reviewed and evaluated the effectiveness of the Fund's disclosure controls and procedures within 90 days prior to the date of this report. Based on their review and evaluation, the Fund's Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer concluded that the Fund's disclosure controls and procedures were effective in ensuring that information relating to the Fund was made known to them by others within the Fund in a timely manner, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared, and that no changes are required at this time.

     There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect the Fund's internal controls subsequent to the date the Fund completed its evaluation

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     99.1 Certification by the Chief Executive Officer

     99.2 Certification by the President and Principal Financial and Accounting Officer

     (b)  Reports on Form 8-K filed subsequent to quarter ended June 30, 2002.

          July 10, 2002     Our current report on Form 8-K accepting Arthur
                            Andersen LLP's resignation as accountants for the fiscal year 2002 and appointing
                            PricewaterhouseCoopers LLP as accountants for the fiscal year 2002.


                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.




Date:  November 14, 2002                EQUUS II INCORPORATED

                                        /s/ Nolan Lehmann
                                        ---------------------------------
                                        Nolan Lehmann
                                        President and Principal Financial
                                        and Accounting Officer

                                    EXHIBIT A

                    Form of Quarterly Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Sam P. Douglass, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Equus II Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002
           ---------------------------------



                                              /s/ Sam P. Douglass
                                              ---------------------------------
                                              Sam P. Douglass
                                              Chairman
                                              Chief Executive Officer

                                    EXHIBIT A

                    Form of Quarterly Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Nolan Lehmann, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Equus II Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002
           -------------------------


                                        /s/ Nolan Lehmann
                                        -----------------------------------
                                        Nolan Lehmann
                                        President
                                        Principal Financial and Accounting
                                        Officer