Form 10-K
period 2002-12-31
EQUUS II INC
filed 2003-04-10
CIK 878932

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---      OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
___      EXCHANGE  ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-19509

                              EQUUS II INCORPORATED
                           --------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                76-0345915
       -----------------------------------         -----------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         2929 Allen Parkway, Suite 2500                      77019
                Houston, Texas                     -----------------------------
       ---------------------------------                  (Zip Code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes X   No ___
                                        ---
Approximate aggregate market value of common stock held by non-affiliates of the registrant: $37,744,882, computed on the basis of $6.89 per share, closing price of the common stock on the New York Stock Exchange on April 4, 2003. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,233,021 shares of the registrant's common stock, $.001 par value, outstanding as of April 4, 2003. The net asset value of a share at December 31, 2002 was $12.35.

Documents incorporated by reference: Proxy Statement for 2003 Annual Meeting of Stockholders is incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I

  Item 1.      Business ..............................................................................     1
  Item 2.      Properties ............................................................................    19
  Item 3.      Legal Proceedings .....................................................................    19
  Item 4.      Submission of Matters to a Vote of Security Holders ...................................    19

PART II

  Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters .................    19
  Item 6.      Selected Financial Data ...............................................................    21
  Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..................................................    22
  Item 7A.     Quantitative and Qualitative Disclosure About Market Risk .............................    31
  Item 8.      Financial Statements and Supplementary Data ...........................................    33
  Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure .................................................    61

PART III

  Item 10.     Directors and Executive Officers of the Registrant ....................................    61
  Item 11.     Executive Compensation ................................................................    61
  Item 12.     Security Ownership of Certain Beneficial Owners and Management ........................    61
  Item 13.     Certain Relationships and Related Transactions ........................................    61
  Item 14.     Controls and Procedures ...............................................................    61
  Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................    62

Item 1.   Business

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

     The Fund has eight directors. Six of such directors are disinterested individuals (the "Independent Directors") as defined by the Investment Company Act. The directors are responsible for providing overall guidance and supervision of the Fund, approving the valuation of the Fund's investments and performing various duties imposed on directors of a business development company by the Investment Company Act. Among other things, the Independent Directors supervise the management arrangements for the Fund, the custody arrangements with respect to portfolio securities, the selection of independent public accountants, fidelity bonding and any transactions with affiliates.

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

     The Fund's revolving line of credit, which is used for liquidity to pay operating expenses of the Fund and to make new or follow-on investments in portfolio securities, expires on June 1, 2003, and is collateralized by a pledge of the Fund's portfolio securities. The lender has asked the Fund to take steps to pay off the revolving line of credit. Accordingly, the Fund is in discussions with several interested parties regarding the sale of certain portfolio securities at values that would enable the Fund to repay the line of credit. The Fund is also pursuing arrangements to refinance the line of credit with another lender and may approach the current lender for another extension of the due date. Management believes it will either be able to extend the loan, repay it from another lending source or repay it from the sale of portfolio securities. If not, the Fund may be required to sell certain portfolio securities to maintain liquidity, or the lender could exercise its rights pursuant to its collateralized interest and require the Fund to sell portfolio securities. Such sales could be at values materially less than Management's estimates of fair value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion related to the Fund's borrowings and liquidity.

Investment Practices

     Substantially all of the net assets of the Fund are invested or committed to be invested in securities of Portfolio Companies. Substantially all amounts not invested in securities of Portfolio Companies are invested in short-term, highly liquid investments consisting of interest-bearing bank accounts, certificates of deposit or other short-term, highly liquid investments providing, in the opinion of the Management Company, appropriate safety of principal. At December 31, 2002, $58,000,000 of such short-term investments were restricted and were pledged as collateral on certain bank borrowings.

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

     The Fund may borrow funds to make new or follow-on investments, to maintain its pass through tax status, or to pay contingencies and expenses. See "Borrowings" and "Loss of Conduit Tax Treatment" under "Factors that May Affect Future Results, the Market Price of Common Stock, and the Accuracy of Forward Looking Statements."

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

Investment Operations

     The investment operations of the Fund consist principally of the following basic activities:

     Identifying Investments. Investment opportunities are identified for the Fund by the Management Company and its officers and directors. Investment proposals may, however, come to the Fund from other sources, which may include unsolicited proposals from the public and referrals from banks, lawyers, accountants and members of the financial community. Subject to the approval of the Board of Directors, the Fund may pay such persons (including affiliates of Management other than directors, officers and employees of the Management Company) finder's fees to the extent permissible under applicable law and consistent with industry practice.

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

Current Portfolio Companies

     The following is a description of the Fund's investments in its 21 Portfolio Companies and two venture capital funds at December 31, 2002.

     Alenco Window Holdings II, LLC

     Alenco Window Holdings II, LLC ("AWH2"), Bryan, Texas, was formed in January 2002, to invest working capital into Alenco Holding Corporation ("Alenco"), a company formed to purchase certain assets of Reliant Building Products, Inc. pursuant to a plan of reorganization confirmed in bankruptcy court. Alenco manufactures aluminum and vinyl windows for single and multi-family residential purposes. At December 31, 2002, the Fund's investment in AWH2, valued at $2,900,000 with a cost of $227, consisted of an approximate 24% membership interest.

     American Trenchless Technology, LLC / Glendale LLC

     American Trenchless Technology, LLC ("ATT"), Houston, Texas, was formed to acquire H & I Boring and Tunneling, a Houston based regional provider of underground infrastructure services, utilizing boring, tunneling and directional drilling technologies. ATT services the water, sewer, electrical and telecommunications industries. ATT maintains a website at www.americantrenchless.com. At December 31, 2002, the Fund's investment in ATT was valued at zero with a cost of $1,324,694 and consisted of 1,934,532 shares of common stock and 100,000 shares of preferred stock. The Fund's investment in ATT represents an approximate 36.6% fully-diluted membership interest. In conjunction with a restructuring of ATT's bank indebtedness in October 2002, the Fund invested $300,000 to acquire 50% of the membership interest in Glendale, LLC ("Glendale"), which was formed to acquire a $600,000 participation in the secured bank loan to ATT. The Fund's ownership interest in Glendale is valued at its cost of $300,000.

     The Bradshaw Group

     The Bradshaw Group ("TBG"), Dallas, Texas, provides innovative printing solutions primarily for customers in need of high-speed mass printings. TBG maintains a web site at www.bradshawgroup.com. At December 31, 2002, the Fund's investment in TBG was valued at zero with a cost of $1,794,546. The Fund's investment consisted of 1,335,000 shares of preferred stock, a warrant to buy 2,229,450 shares of common stock at $0.01 through May 2008, a 15% promissory note in the amount of $459,545 and a prime + 2% promissory note in the amount of $398,383, representing an approximate 17.8% fully-diluted equity interest. Gary
L. Forbes, a Vice President of the Fund, serves on TBG's Board of Directors.

     Champion Window Holdings, Inc.

     Champion Window Holdings, Inc. ("Champion"), Houston, Texas, manufactures and sells aluminum windows for single and multi-family residential purposes, primarily in Houston, San Antonio and Austin, Texas. Champion maintains a web site at www.championwindow.net. At December 31, 2002, the Fund's investment in Champion, valued at $17,000,000 with a cost of $1,400,000, consisted of 1,400,000 shares of common stock. The Fund's investment in Champion represents an approximate 32% fully-diluted equity interest. Nolan Lehmann, President of the Fund, and Tracy H. Cohen, a Vice President of the Fund, serve as directors of Champion.

     CMC Investments, LLC

     CMC Investments, LLC, ("CMC"), Houston, Texas, holds an investment in Cooper Manufacturing Company, which manufactures drilling rigs for the oil and gas industry. At December 31, 2002, the Fund's investment in CMC was valued at $925,000 with a cost of $1,038,611. The investment in CMC was received by the Fund upon the liquidation of Tulsa Industries, Inc., a former investment. The Fund's investment consists of a 21% membership interest in CMC and 8,863 shares of Weatherford International common stock.

     Container Acquisition, Inc. / CCI-ANI Finance, LLC

     Container Acquisition, Inc. ("Container"), Houston, Texas, is a logistics and maintenance services company serving owners of international shipping containers. Container maintains a web site at www.containercare.com. At December 31, 2002, the Fund's investment in Container, valued at $3,970,000 with a cost of $10,773,800, consisted of 1,370,000 shares of common stock, 78,318 shares of preferred stock and a warrant, exercisable under certain conditions, to buy 370,588 shares of common stock at $0.01 per share through February 2007. The Fund's investment in Container represents an approximate 65% fully-diluted equity interest. Sam P. Douglass, Chairman and CEO of the Fund and Mr. Lehmann serve on Container's Board of Directors. In conjunction with a restructuring of Container's bank indebtedness in April 2002, the Fund invested $1,571,000 to acquire an 84.9% membership interest in CCI-ANI Finance, LLC ("CCI-ANI") which was formed to purchase a subordinated note from the former owner of Container. The note had a principal balance of $2,000,000 plus $233,333 in accrued interest when it was acquired at a discounted price of $1,850,000. At December 31, 2002 the Fund's ownership interest in CCI-ANI is valued at $1,970,000, with a cost of $1,571,000.

     Doane PetCare Enterprises, Inc.

     Doane PetCare Enterprises, Inc. ("Doane"), Nashville, Tennessee, is the largest producer of private-label dry pet food in the United States. In 1995, the Fund invested in Summit/DPC Partners, L.P. ("Summit"), which was formed to invest in Doane. Summit was liquidated in April 2001 and the Fund received common stock, a note receivable and warrants in Doane. At December 31, 2002, the Fund's investment in Doane was valued at $6,787,803 with a cost of $5,724,446. The Fund's investment consists of 1,943,598 shares of common stock and $1,787,802 in a 15% promissory note with a face value of $1,805,556. The Fund's investment in Doane represents an approximate 5% fully-diluted equity interest.

     The Drilltec Corporation

     The Drilltec Corporation ("Drilltec"), Houston, Texas, provides thread protectors and packaging for premium tubular goods, drill pipe and line pipe, utilized primarily in the oil and gas industry. Drilltec maintains a web site at www.drilltec.com. At December 31, 2002, the Fund's investment in Drilltec, valued at zero with a cost of $1,000,000, consisted of a prime + 9.75% promissory note in the amount of $1,000,000. The Fund recognized a loss of $7,645,000 on its investment in the preferred stock and common stock of Drilltec in October 2000. The Fund's investment in Drilltec represents an approximate 62% fully-diluted equity interest. Mr. Forbes serves on Drilltec's Board of Directors.

     ENGlobal Corporation (AMEX: ENG)
      (formerly Industrial Data Systems Corporation and Petrocon Engineering
      Inc.)

     ENGlobal Corporation ("ENG"), Houston, Texas, provides engineering consulting, control systems, field inspections and plant maintenance services, primarily to the energy industry. ENG maintains a website at www.englobal.com. On December 21, 2001, Petrocon Engineering Inc. ("Petrocon") was merged into ENG in exchange for ENG common stock. At December 31, 2002, the Fund's investment in ENG was valued at $6,598,650, with a cost of $6,084,461. The Fund's investment consists of a 9.5% promissory note in the amount of $2,780,000, 1,225,758 shares of common stock and 2,588,000 shares of convertible preferred stock. The Fund's investment in ENG represents an approximate 10% fully diluted equity interest at December 31, 2002.

     Equicom, Inc. (formerly Texrock Radio, Inc.)

     Equicom, Inc. ("Equicom"), Bryan, Texas, was formed to acquire radio stations in small to medium-sized cities in Texas. At December 31, 2002, Equicom owned and operated 18 radio stations. At December 31, 2002, the Fund's investment in Equicom, valued at $3,166,730 with a cost of $9,834,090, consisted of 452,000 shares of common stock, 657,611 shares of preferred stock and $3,116,730 in 10% promissory notes. The Fund's investment in Equicom represents an approximate 56% fully-diluted equity interest at December 31, 2002. The Fund has guaranteed up to $758,520 related to an obligation to a financial institution on Equicom's behalf. Ms. Cohen serves on Equicom's Board of Directors.

     Equipment Support Services, Inc.

     Equipment Support Services, Inc. ("ESS"), Houston, Texas, was formed to buy various companies in the equipment rental business including Carruth-Doggett Industries, Inc. and CDI Rental Services, Inc., in which the Fund had an investment. At December 31, 2002 the Fund's investment in ESS, valued at zero with a cost of $3,168,500, consisted of 35,000 shares of common stock, 35,000 shares of preferred stock and $1,138,000 in an 8% promissory note. The Fund's investment in ESS represents an approximate 3% fully diluted equity interest at December 31, 2002.

     FS Strategies, Inc.

     FS Strategies, Inc. ("FSS"), Houston, Texas, was formed to acquire Talent Tree Acquisition Corporation ("Talent Tree", formerly Initial Staffing Services) and Talent Tree Employer Services, Inc. (formerly EESIS, Inc ("TTES"). Talent Tree and TTES maintain web sites at www.talenttree.com and www.talentreehr.com, respectively. Talent Tree operates a network of branch offices providing temporary staffing and permanent placement services in 32 states. TTES is a web-based human resources solution provider based in Houston. At December 31, 2002, the Fund's investment in FSS was valued at zero with a cost of $9,258,667. The Fund's investment consists of 110,000 shares of common stock and 1,667 shares of preferred stock. The Fund's investment in FSS represents an approximate 23% fully-diluted equity interest. Mr. Lehmann serves on the Board of Directors of FSS.

     GCS RE, Inc.

     GCS RE, Inc. ("GCS"), College Station, Texas, was formed to be a general partner of a real estate partnership, which owned a warehouse that is leased to a former subsidiary of a previously owned portfolio company. During 2002, the Fund contributed its investment in A.C. Liquidating Corporation, a former portfolio company, to GCS. At December 31, 2002, the Fund's investment in GCS consisted of

1,000 shares of common stock that was valued at $600,000, with a cost basis of $320,924. The Fund owns 100% of the stock of GCS. Mr. Douglass and Mr. Lehmann serve on the Board of Directors of GCS.

     Jones Industrial Services, Inc. (formerly United Industrial Services, Inc.)

     Jones Industrial Services, Inc. ("JIS"), Houston, Texas, was formed to acquire businesses providing field services for the petrochemical and power generation industries. At December 31, 2002, the Fund's investment in JIS was valued at $2,500,000 with an original cost of $3,500,100 and consisted of 35,000 shares of preferred stock and warrants to buy up to 63,637 shares of common stock at $0.01 per share through June 2008. The Fund's investment in JIS represents an approximate 37.4% fully-diluted equity interest. Mr. Forbes serves on JIS's Board of Directors.

     Milam Enterprises, LLC

     Milam Enterprises, LLC ("Milam"), Houston, Texas, was formed to hold certain assets of Travis International, Inc. ("Travis") not included in the sale of Travis' business operations. The Fund contributed all of its shares in Travis to Milam for a membership interest. At December 31, 2002, the Fund's investment in Milam consisted of a 9% membership interest valued at $100,000 with a cost of $1,911.

     NCI Building Systems, Inc. (NYSE: NCS)

     NCI Building Systems, Inc. ("NCS"), Houston, Texas, manufactures and markets metal building systems, components and roll up doors from operating facilities located throughout the United States and Mexico. NCS maintains a web site at www.ncilp.com. The December 31, 2002 closing price of NCS's common stock on the New York Stock Exchange was $21.82 per share. At December 31, 2002, the Fund's investment in NCS consisted of 200,000 shares of common stock valued at $4,364,000 with a cost of $159,784, which represents an approximate 1% fully-diluted equity interest in NCS. Mr. Forbes serves as a director of NCS.

     PalletOne, Inc.

     PalletOne, Inc. ("PalletOne"), Bartow, Florida, was formed to acquire and operate twelve wooden pallet manufacturing facilities in eight states. PalletOne maintains a website at www.palletone.com. At December 31, 2002, the Fund's investment in PalletOne, valued at $3,500,000 with a cost basis of $3,815,000, consisted of 350,000 shares of common stock and 3,465,000 shares of preferred stock, representing an approximate 21% fully-diluted equity interest. Mr. Lehmann and Mr. Forbes serve as directors of PalletOne.

     Reliant Window Holdings, LLC

     Reliant Window Holdings, LLC ("RWH"), Houston, Texas, was formed to acquire 87.5% of Alenco Window Holdings, LLC ("AWH"). AWH acquired the senior secured debt of a bankrupt entity, which it exchanged for notes receivable from and an equity interest in Alenco Holding Corporation ("Alenco"), a company formed to purchase certain assets of Reliant Building Products, Inc. pursuant to a plan of reorganization confirmed in bankruptcy court. Alenco manufactures aluminum and vinyl windows for single and multi-family residential purposes. Alenco maintains a website at www.alencowindows.com. At December 31, 2002, the Fund's investment in RWH, valued at $4,200,000 with a cost of $372,256, consisted of a 36.86% membership interest. AWH owns approximately 36.1% of the fully-diluted equity interest of Alenco. The Fund has committed to invest up to an additional $5,158,000 in RWH under certain circumstances. Of this $5,158,000, $3,719,000 is a letter of credit that the Fund has in place to secure potential obligations of RWH's operating subsidiary to its insurance carrier. This letter of credit expires on April 1, 2003, and the operating company has made arrangements to replace the Fund's letter of credit at such time. The remaining commitment includes a guarantee by the Fund of up to $1,439,000 of an obligation that RWH has to a financial institution. Management does not expect the Fund to have to pay anything in relation to this guarantee. Mr. Lehmann and Ms. Cohen serve as members of the board of managers of RWH.

     Sovereign Business Forms, Inc.

     Sovereign Business Forms, Inc. ("Sovereign"), Houston, Texas, is a manufacturer of wholesale business forms, with operations in six states. At December 31, 2002, the Fund's investment in Sovereign, valued at its cost of $5,658,835, consisted of 19,131 shares of preferred stock, $3,745,735 in 15% promissory notes and warrants to buy up to 551,894, 25,070 and 273,450 shares of common stock at $1, $1.25 and $1 per share through August 2006, October 2007 and October 2009, respectively. The Fund's investment represents a 31% fully-diluted equity interest in Sovereign. Mr. Forbes serves on Sovereign's Board of Directors.

     Spectrum Management, LLC

     Spectrum Management, LLC ("Spectrum"), Dallas, Texas, was formed to acquire a business which provides security devices to financial institutions. At December 31, 2002, the Fund's investment in Spectrum, valued at its original cost of $4,153,698, consisted of 285,000 units of Class A equity interest and a 16% subordinated promissory note in the amount of $1,303,698. The Fund's investment in Spectrum represents an approximate 79% fully-diluted equity interest. Mr. Forbes and Ms. Cohen serve on the Board of Directors of Spectrum.

     Sternhill Partners I, L.P.

     Sternhill Partners I, L.P. ("Sternhill"), Houston, Texas, is a venture capital fund which was formed to invest in seed and early stage information, communication and entertainment technology companies. Sternhill maintains a web site at www.sternhillpartners.com. At December 31, 2002, the Fund's investment in Sternhill was valued at $700,000 with a cost of $1,801,604. The Fund has committed to invest up to an additional $720,000 in Sternhill. The Fund's investment consisted of a 3% limited partnership interest.

     Strategic Holdings, Inc. and related entity

     Strategic Holdings, Inc. ("SHI"), Houston, Texas, was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc. SHI receives and processes used glass, which is then sold to the container, fiberglass and bead industries as a raw material source. At December 31, 2002, the Fund's investment in SHI was valued at $13,540,014 with an original cost of $13,659,013. The Fund's investment in SHI consists of 3,089,751 shares of common stock, 3,822,157 shares of Series B preferred stock, $6,750,000 in a 15% promissory note and warrants to buy 225,000, 100,000 and 2,219,237 shares of SHI common stock at $0.4643, $1.50 and
$0.01 per share through August 2005, August 2005 and November 2005, respectively. In addition, the Fund has accrued $500,000 in interest receivable on the promissory note. Mr. Lehmann serves as a director of SHI.

     SMIP, Inc. ("SMIP"), Houston, Texas, was formed to be the general partner of a limited partnership which owns an 18% fully-diluted interest in SHI. Management personnel of Strategic Materials, Inc. are the limited partners of the partnership. At December 31, 2002, the Fund's investment in SMIP was valued at $188,423, with a cost of $325,000. The Fund's investment in SMIP consists of 1,000 shares of common stock and $175,000 in a 15% promissory note. SMIP is wholly-owned by the Fund. Mr. Lehmann serves as a director of SMIP.

     The Fund's investments in SHI and SMIP represent an approximate 80% fully-diluted equity interest in SHI.

     Turfgrass America, Inc.

     Turfgrass America, Inc. ("Turfgrass"), Granbury, Texas, was formed for the purpose of acquiring several companies which grow and market warm season turfgrass, including Millberger Turf Farms and Thomas Bros. Grass. Turfgrass is one of the largest warm season turfgrass companies in the United States. Turfgrass maintains a web site at www.turfgrassamerica.com. At December 31, 2002, the Fund's investment in Turfgrass was valued at $5,341,057 with a cost of $5,941,057. The Fund's investment consisted of 211,184 shares of common stock, 1,507,226 shares of convertible preferred stock, $3,781,804 invested in a 12% subordinated promissory note with a face value of $4,000,000, two 12% promissory notes totaling $790,615, and warrants to buy 250,412 shares of Turfgrass common stock for $0.51 through April 2010, representing an approximate 16% fully-diluted equity interest in Turfgrass.

     Vanguard VII, L.P.

     Vanguard VII, L.P. ("Vanguard"), Houston, Texas, is a venture capital fund which was formed to invest in seed and early stage communications and life science technology companies. Vanguard maintains a web site at www.vanguardventures.com. At December 31, 2002, the investment in Vanguard was valued at $700,000 with a cost of $1,200,000. The Fund has committed to invest up to an additional $1,800,000 in Vanguard. The Fund's investment consists of a 1.3% limited partnership interest.

Temporary Investments

     Pending investment in Portfolio Companies, the Fund invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, "Temporary Investments"). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody's Investor Services, Inc. or Standard & Poor's Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether the Fund has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. At December 31, 2002, $58,000,000 of temporary investments were restricted and were pledged as collateral on certain bank borrowings. See "Regulation" below.

Follow-on Investments

     Following its initial investment in a Portfolio Company, the Fund may be requested to make follow-on investments in the company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Fund or otherwise to increase the Fund's position in a successful or promising Portfolio Company. The Fund may also be called upon to provide additional equity or loans needed by a Portfolio Company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. The Fund may make follow-on investments in Portfolio Companies from funds on hand or may borrow all or a portion of the funds required to make such follow-on investments. If the Fund is unable to maintain its revolving line of credit and does not have sufficient funds to make follow-on investments, the Portfolio Company in need of the investment may be negatively impacted and/or the Fund's equity interest in the Portfolio Company may be reduced.

     The Fund has committed, under certain circumstances, to make follow-on investments in certain Portfolio Companies. See further discussion of this in the "Liquidity and Capital Resources" section in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

Disposition of Investments

     The method and timing of the disposition of the Fund's portfolio investments is critical to the realization of capital appreciation and to the minimization of any capital losses. The Fund expects to dispose of its portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public offerings, public sales of such securities and negotiated private sales of such securities to the Portfolio Company itself or to other investors. In addition, the Fund may distribute its portfolio securities in-kind to its shareholders. In structuring investments, the Fund endeavors to reach such agreements or understandings with a prospective Portfolio Company as may be appropriate with respect to the method and timing of the disposition of the Fund's investment and, if appropriate, seeks to obtain registration rights at the expense of the Portfolio Company. The Fund bears the costs of disposing of investments to the extent not paid by the Portfolio Company. The Fund currently plans to dispose of certain portfolio securities to reduce or pay off its line of credit, and to increase the Fund's liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Fund's borrowings and liquidity.

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

New York Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other unusual or nonrecurring expenses and other expenses properly payable by the Fund. The Fund also has the ability to pay bonuses to its officers, but none have been paid to date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Fund's liquidity.

Valuation

         On a quarterly basis, the Management Company performs a valuation of the investments in portfolio securities of the Fund, subject to the approval of the Board of Directors of the Fund. Valuations of portfolio securities are done in accordance with accounting principles generally accepted in the United States and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below.

         The fair value of investments for which no market exists (including most investments made by the Fund) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. There is a range of values that are reasonable for such investments at any particular time. Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation.

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

         The Board of Directors reviews the valuation policies on a quarterly basis to determine their appropriateness and may also hire independent firms to review the Management Company's methodology of valuation or to conduct an independent valuation.

         On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron's and The Wall Street Journal.

Custodian

         The Fund acts as the custodian of its securities to the extent permitted under the Investment Company Act and is subject to the restrictions imposed on self-custodians by the Investment Company Act and the rules and regulations thereunder. The Fund has entered into an agreement with Bank of America, N.A. with respect to the safekeeping of such securities. The principal business office of the custodian is 700 Louisiana Street, 6/th/ Floor, Houston, Texas 77002.

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

         The following discussion outlines certain factors that in the future could affect the Fund's results for 2003 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

         Long-Term Objective. The Fund is intended for investors seeking long-term capital growth. The Fund is not meant to provide a vehicle for those who wish to play short-term swings in the stock market. The portfolio securities acquired by the Fund generally require four to seven years or longer to reach maturity and generally are illiquid. An investment in shares of the Fund should not be considered a complete investment program. Each prospective purchaser should take into account his investment objectives as well as his other investments when considering the purchase of shares of the Fund.

         Non-Diversified Status; Number of Investments. The Fund is classified as a "non-diversified" investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not intend to initially invest more than 15% of the value of its net assets in a single Portfolio Company. However, follow-on investments, a disproportionate increase in the value of one Portfolio Company or the sale of investments may result in greater than 15% of the Fund's net assets being invested in a single Portfolio Company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund's net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, or results of operations of, the stock price of, or in the market's assessment of any single Portfolio Company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. The Fund currently has investments in 21 Portfolio Companies and two venture capital funds. The value of one investment exceeds 20% of the value of the Fund's net assets and the value of another exceeds 15%. The value of the Fund's investments in three entities which are involved in the manufacture of residential windows exceeds 31% of the Fund's net asset value at December 31, 2002.

         Leveraged Portfolio Investments. While leveraged buyout investments and investments in highly leveraged companies offer the opportunity for significant capital gains and current income, such investments involve a high degree of business and financial risk and can result in substantial losses. Many of the Fund's Portfolio Companies have incurred substantial indebtedness in relation to their overall capital base. Such indebtedness generally has a term that will require that the balance of the loan be refinanced when it matures. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy. A substantial portion of the indebtedness incurred by Portfolio Companies may bear interest at rates that will fluctuate in accordance with a stated interest rate index or the prime lending rate. The cash flow of a Portfolio Company may not be sufficient to meet increases in interest payments on its indebtedness. Accordingly, the profitability of the Fund's Portfolio Companies, as well as appreciation, if any, of the investments in such companies, will depend in a significant part upon prevailing interest rates.

         In addition, a number of financial institutions that have historically been active in lending in the small and mid-cap markets on an asset-based or cash-flow basis have withdrawn from the market and declined to extend existing loans past their current maturity dates. Since most of the Fund's Portfolio Companies borrow in this market, a number of Portfolio Companies are currently faced with the necessity of refinancing their existing credit facilities in a market where there are currently few other financing alternatives. If a Portfolio Company cannot refinance its credit facility on a timely basis, it may be required to sell assets to repay debt or seek protection under applicable reorganization or bankruptcy laws. In either event the value of the Fund's investment in such Portfolio Company may be materially affected.

         Lack of Liquidity of Portfolio Investments. The portfolio investments of the Fund consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in "private placement" transactions or because the Fund is deemed to be an affiliate of the issuer. Generally, the Fund will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933 and applicable state securities law unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Fund's ability to liquidate its securities in Portfolio Companies since in many cases the securities of such companies will be privately held and the Fund may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers. The above limitations on liquidity of the Fund's securities could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

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

         Competition for Investments. The Fund encounters competition from other persons or entities with similar investment objectives. These competitors include private equity partnerships, other business development companies, investment partnerships and corporations, small business investment companies, large industrial and financial companies investing directly or through affiliates, foreign investors of various types and individuals. Many of these competitors have greater financial resources and more personnel than the Fund and may be subject to different and frequently less stringent regulation.

         Borrowings. The Fund may borrow funds to make new or follow-on investments, to maintain its pass-through tax status as a regulated investment company under Subchapter M of the Internal Revenue Code or to pay contingencies and expenses. The Fund is permitted under the Investment Company Act to borrow funds if, immediately after the borrowing, it will have an asset coverage of at least 200%. That is, the Fund may borrow funds in an amount up to 50% of the value of its assets (including investments made with borrowed funds). The amount and nature of any Fund borrowings will depend upon a number of factors over which the Fund has no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of the stockholders. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in the Fund's net asset value. While the "spread" between the current yield on the Fund's investments and the cost of any loan would augment the stockholders' return from the Fund, if the spread narrows (because of an increase in the cost of debt or insufficient income on the Fund's investments), distributions to the stockholders would be adversely affected. If the spread were reversed, the Fund might be unable to meet its obligations to its lenders, which might then seek to cause the Fund to liquidate some or all of its investments. There can be no assurance that the Fund would realize full value for its investments or recoup all of its capital if its portfolio investments were required to be liquidated in other than an orderly manner.

         Many financial institutions today are unwilling to lend against a portfolio of illiquid, private securities. The decline in the number of institutions in the Fund's credit market and the make-up of the Fund's portfolio has made it more difficult for the Fund to borrow at the level and on the terms that it desires. The Fund's borrowings have historically consisted of a revolving line of credit, the proceeds of which have been utilized to provide liquidity to the Fund for expenses and contingencies and to make new or follow-on investments, and a line of credit promissory note, the proceeds of which are utilized quarterly to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company.

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

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 in the "Notes to the Financial Statements" for further discussion of the current status of the Fund's borrowings and liquidity.

         Loss of Conduit Tax Treatment. The Fund may cease to qualify for conduit tax treatment if it is unable to comply with the diversification and gross income requirements of Subchapter M of the Internal Revenue Code. Subchapter M requires that at the end of each quarter (i) at least 50% of the value of the Fund's assets must consist of cash, government securities and other securities of any one issuer that do not represent more than 5% of the value of the Fund's total assets and 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of the Fund's assets may be invested in the securities of any one issuer (other than United States government securities), or of two or more issuers that are controlled by the Fund and are engaged in the same or similar or related trades or businesses. Additionally, at least 90% of the Fund's gross income must be derived from interest, dividends, gains from sale of portfolio securities and other qualifying sources. As discussed in "Borrowings", the Fund has historically borrowed funds necessary to make qualifying investments to satisfy the foregoing diversification requirements. If the Fund fails to satisfy such diversification requirements and ceases to qualify for conduit tax treatment, the Fund will be subject to income tax on its income and gains and stockholders will be subject to income tax on distributions. The Fund may also cease to qualify for conduit tax treatment, or be subject to a 4% excise tax, if it fails to distribute a sufficient portion of its net investment income and net realized capital gains. The Fund did not qualify as a regulated investment company ("RIC") for 2001; however, in 2001 the Fund had no taxable income or gains that would have thus been subject to federal income tax. Under applicable regulations, so long as the Fund meets the Subchapter M requirements set out above for 2002, the Fund can elect again to be taxed as a RIC in 2002. Management believes that the Fund has met the Subchapter M requirements to be taxed as a RIC for 2002 and the Fund intends to be taxed as such for 2002.

         Market Value and Net Asset Value. The shares of the Fund's common stock are listed on the NYSE. Investors desiring liquidity may trade their shares of common stock on the NYSE at current market value, which historically has been below the net asset value. Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of a closed-end fund is a risk separate and distinct from the risk that the Fund's net asset value will decrease. The risk of purchasing shares of a closed-end fund that might trade at a discount is more pronounced for investors who wish to sell their shares in a relatively short period of time because for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. The Fund's shares have traded at a discount to net asset value since they began trading. For information concerning the trading history of the Fund's shares see "Market for Registrant's Common Equity and Related Stockholder Matters."

         Valuation of Investments. The Fund's net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities on a daily basis. The value of the Fund's investments in securities for which market quotations are not available is determined as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined quarterly. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may materially differ from the fair value that would have been used had a ready market existed for the securities. Appraisal valuations are based on a Portfolio Company's historical performance and certain assumptions concerning the company's future performance, the financial markets, and general economic conditions. A Portfolio Company's failure to achieve its business plan, changes in financial and other markets, or changes in general economic conditions could result in significant and rapid changes in the value of a Portfolio Company. At December 31, 2002, approximately 95% of the Fund's fair value of portfolio securities were invested in securities for which market quotations were not readily available. See "Valuation".

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

Regulation

         The Investment Advisers Act generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provides for compensation to the investment adviser on the basis of a share of capital gains or capital appreciation of the portfolio investments or any portion of the funds of the investment company or pursuant to a stock option plan. The Investment Advisers Act, however, does permit the payment of compensation based on capital gains or the issuance of incentive stock options to management in an investment advisory contract between an investment adviser and a business development company. The Fund has elected to be treated as a business development company under the Investment Company Act. Accordingly, it has provided for incentive compensation to the officers of the Fund based on an incentive stock option plan established in 1997.

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

         Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the officers of the Fund, all of which are employed by the Management Company, in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. Options are issued to the officers of the Fund at the discretion of the compensation committee in accordance with the Stock Incentive Plan.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         The Fund's shares of common stock are listed on the New York Stock Exchange under the symbol "EQS". The Fund had approximately 6,441 shareholders at December 31, 2002, 1,237 of which were registered holders. Registered holders do not include those shareholders whose stock has been issued in street name. The net asset value per share of the Fund's common stock at December 31, 2002, was $12.35.

         The following table reflects the high and low sales prices per share of the Fund's common stock on the New York Stock Exchange for the two years ended December 31, 2002, by quarter.

          Quarter
           Ended                        High              Low
           -----                        ----              ---
        March 31, 2001                 $ 8.555          $ 7.909
        June 30, 2001                  $ 8.591          $ 7.900
        September 30, 2001             $ 8.500          $ 7.473
        December 31, 2001              $ 7.830          $ 7.280
        March 31, 2002                 $ 7.930          $ 7.600
        June 30, 2002                  $ 7.830          $ 7.400
        September 30, 2002             $ 7.460          $ 6.440
        December 31, 2002              $ 6.840          $ 6.470

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

         Historically, net investment income and net realized gains from the sale of portfolio investments have been distributed at least annually. However, the Fund did not have any net taxable ordinary income or capital gains for the calendar year 2002 or 2001. Accordingly, the Board of Directors did not declare a dividend in 2002. The Board of Directors declared a 10% stock dividend in 2001, and the Fund issued 566,638 shares on December 17, 2001. All shares and per share amounts have been retroactively adjusted to reflect the 10% stock dividend. There are restrictions on the Fund's ability to pay dividends under its credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Fund's liquidity and capital resources.

         The Fund is investing in companies that it believes have a high potential for capital appreciation, and the Fund intends to realize the majority of its profits upon the sale of its investments in Portfolio Companies. Consequently, most of the companies in which the Fund invests do not have established policies of paying annual dividends.

         A portion of the investments in portfolio securities held by the Fund is comprised of interest-bearing subordinated debt securities or dividend-paying preferred stock. The Fund distributes taxable net investment income earned on these investments from time to time, to the extent not retained for follow-on investments, expenses and contingencies. If taxable net investment income is retained, the Fund will be subject to federal income and excise taxes.

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

Item 6. Selected Financial Data.

         Following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2002. Amounts are in thousands except per share data. All shares and per share amounts have been retroactively adjusted to reflect the 10% stock dividend declared and paid in 2001.

                                                2002          2001      2000          1999         1998
                                                ----          ----      ----          ----         ----
Total investment income                      $   2,987    $   2,714   $  5,117      $  5,157    $   3,774

Net investment income (loss)                 $     145    $   1,155   $    549      $ (2,177)   $  (2,179)

Realized gain (loss) on dispositions
   of portfolio securities, net              $     802    $  (7,196)  $ (6,161)     $ 40,353    $  (3,564)

Increase (decrease) in unrealized
    appreciation of  portfolio
    securities, net                          $    (924)   $  (3,674)  $    282      $(45,412)   $ (21,581)

Total increase (decrease) in net assets
   from operations                           $      24    $  (9,716)  $ (5,329)     $ (7,237)   $ (27,324)

Dividends declared                           $       -    $       -   $  3,844      $ 23,815    $   3,139

Total assets at end of year                  $ 148,337    $ 150,819   $176,018      $175,022    $ 215,603

Net assets at end of year                    $  76,976    $  76,967   $ 90,925      $101,419    $ 116,155

Net cash used by operating activities        $  (2,009)   $  (1,506)  $ (2,191)     $ (3,303)   $  (4,298)

Shares outstanding at end of year                6,233        6,233      6,493         6,719        5,449

Average shares outstanding during year           6,233        6,363      6,457         5,445        5,312

Per Share Data:
                                                2002          2001         2000          1999         1998
                                                ----          ----         ----          ----         ----
Net investment income (loss)                 $    0.02    $    0.18   $   0.08      $  (0.40)   $   (0.41)

Realized gain (loss) on dispositions of
   portfolio securities, net                 $    0.13    $   (1.13)  $  (0.95)     $   7.41    $   (0.67)

Increase (decrease) in unrealized
   appreciation of portfolio securities,
   net                                       $   (0.15)   $   (0.57)  $   0.05      $  (8.34)   $   (4.06)

Dividends declared                           $       -    $       -   $   0.55      $   3.86    $    0.59

Net asset value (including unrealized
   appreciation), end of year                $   12.35    $   12.35   $  14.00      $  15.10    $   21.32

     The financial statements for 1998 through 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of the auditor's report previously issued by Arthur Andersen LLP on our financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in the Form 10-K. Arthur Andersen LLP did not reissue its report.

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

         Privately-held portfolio securities - The fair value of investments for which no market exists (95% of the investments held by the Fund at December 31, 2002) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

         Most of the Fund's common equity investments are appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. The banking environment currently has resulted in pressure on several of these Portfolio Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the value of the Fund's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy.

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

         Federal Income Taxes - The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to shareholders. Therefore, no provision for federal income taxes is recorded in the financial statements. As of December 31, 2002, the Fund has a capital loss carryforward of $2,218,000, which may be used to offset future taxable capital gains. The Fund borrows money from time to time to maintain its tax status under the Internal Revenue Code as a regulated investment company ("RIC"). See "Borrowings" and "Loss of Conduit Tax Treatment" for further discussions of the Fund's borrowings.

Liquidity and Capital Resources

         At December 31, 2002, the Fund had $87,194,210 of its assets invested in portfolio securities of 21 companies and two venture capital funds. The Fund had a $22,500,000 revolving line of credit with Bank of America, N.A. that expired on December 31, 2002. The line of credit was subsequently extended until June 1, 2003, and amended to provide for maximum borrowings of $18,000,000. The Fund uses its revolving line of credit for liquidity to pay operating expenses of the Fund and for new and follow-on investments in portfolio securities. The Fund had $12,775,000 outstanding under this line of credit at December 31, 2002, which is collateralized by the Fund's investments in portfolio securities. In addition, the Fund had irrevocable letters of credit in the amount of $3,719,000 outstanding at year end, which reduces the amount of additional borrowings available under the line of credit. The letters of credit expired subsequent to year-end. As of April 1, 2003, the Fund's availability under the revolving line of credit is approximately $1,590,000.

         The line of credit, as amended, provides that any proceeds received from the sale of portfolio securities or from repayments by portfolio companies of the principal amount of loans must be used to pay down the line of credit. As such payments are made, the Fund's availability under the facility will be reduced by a corresponding amount. The line of credit also restricts the Fund's ability to incur additional indebtedness, pay dividends, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates.

         The lender has asked the Fund to take steps to pay off the line of credit. Accordingly, the Fund is currently in discussions with several interested parties regarding the sale of certain portfolio securities at values that could enable the Fund to repay the line of credit. The Fund is also pursuing arrangements to refinance the line of credit with another lender and may approach the current lender for another extension of the due date. There can be no assurance that the Fund can sell securities sufficient to pay off the line of credit, extend the existing line of credit or obtain a replacement facility by June 1, 2003. Should the Fund be unable to repay the line of credit, extend it or refinance it with another lender, portfolio securities may be required to be sold and such sales may be at values that are materially less than Management's estimates of fair value.

         Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. The Fund has guaranteed obligations to financial institutions on behalf of Reliant Window Holdings, LLC ("RWH") and Equicom, Inc. ("Equicom") in the respective amounts of $1,439,000 and $759,000. RWH is currently servicing its obligations to the financial institution, and Management does not expect the Fund to have to pay anything in relation to this guarantee. The Fund has made loans to Equicom from time to time to enable the company to service its debt, but Management does not expect the Fund to advance more than $150,000 in 2003 for such purpose. In addition, the Fund has committed to invest up to $5,550,000 in the two venture capital funds in its portfolio. At December 31, 2002, $3,030,000 of such amount had been funded, and an additional $300,000 was funded on March 3, 2003. Management does not expect the Fund to advance more than $900,000 of its remaining commitments to the venture capital funds in 2003. If the Fund does not have sufficient funds to make follow-on investments, the Portfolio Company in need of the investment may be negatively impacted. Also, the Fund's equity interest in and its estimated fair value of the Portfolio Company could be reduced.

         Net cash used by operating activities was $2,009,341, $1,505,851 and $2,191,287 for the three years ended December 31, 2002, 2001 and 2000, respectively. Management expects net cash needed for operating activities to remain at comparable levels during 2003. Management believes that borrowings available under the revolving line of credit, net investment income and proceeds from sales of portfolio securities will be sufficient for the liquidity needs of the Fund. Approximately $24.2 million in estimated value of the Fund's investments are in the form of notes receivable from Portfolio Companies. At December 31, 2002, three of these notes, with an estimated fair value of $9,315,342, provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes.

         Because of the nature and size of its portfolio investments, the Fund periodically borrowed money under a line of credit promissory note to make qualifying investments to maintain its tax status under the Internal Revenue Code as a RIC. The Fund's line of credit promissory note expired on January 1, 2003. Management believes the Fund will be able to borrow sufficient funds to maintain its RIC status in the future by utilizing an established margin account with a securities brokerage firm, supplemented by collateralized loans from banks, if necessary. However, there are no assurances that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds to make qualifying investments, the Fund may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and stockholders would be subject to income tax on distributions. Failure to continue to qualify as a RIC could be material to the Fund's shareholders.

         At December 31, 2002, the Fund had $58,516,236 of its total assets of $148,336,857 invested in temporary cash investments consisting of money market securities. This amount includes restricted temporary cash investments of $58,000,000 purchased from borrowings pursuant to a note payable to a bank. The Fund utilized such investments at December 31, 2002 to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company. The note payable to the bank is collateralized by these restricted temporary cash investments, which were used to repay the bank on January 2, 2003.

         The Fund has the ability to borrow funds and issue forms of senior securities representing indebtedness or stock, such as preferred stock, subject to certain restrictions. Net investment income and net realized gains from the sales of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of expenses and contingencies or to make follow-on or new investments. Pursuant to the restrictions in the Fund's existing line of credit, the Fund is not allowed to incur additional indebtedness unless approved by the lender.

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

Results of Operations

Investment Income and Expense

         Net investment income after all expenses amounted to $145,483, $1,154,695 and $549,448 for the years ended December 31, 2002, 2001 and 2000, respectively. With respect to investment income, income from portfolio securities was $2,725,541 in 2002, $2,600,030 in 2001 and $4,629,928 in 2000.
The decrease in 2002 and 2001 compared to 2000 is attributable primarily to interest no longer being accrued and accrued interest written off on notes receivable from certain portfolio companies in 2002 and 2001, plus the receipt in 2000 of previously unaccrued interest from one Portfolio Company. Interest from temporary cash investments was $21,170 in 2002, $58,655 in 2001 and $141,427 in 2000. The decrease in 2002 and 2001 as compared to 2000 was a result of lower investable balances and interest rates throughout the years.

         With respect to investment expense, interest expense was $573,997 in 2002 as compared to $437,197 in 2001 and $1,508,788 in 2000. The average daily balances outstanding on the lines of credit were $12,325,119 in 2002 and $8,572,877 in 2001 as compared to $18,950,064 in 2000. Interest expense increased during 2002 due to the increase in the average daily balance outstanding on the lines of credit; however this increase is partially offset by a reduction of interest rates in 2002. Upon cancellation of the notes receivable from officers in September 2001, there was a credit to non-cash compensation expense of $1,536,856. The amount of non-cash compensation benefit was recorded as an adjustment to additional paid in capital, and therefore had no effect on the Fund's total net assets.

         Professional fees were $250,704 in 2002 as compared to $452,414 during 2001 and $167,784 during 2000. The increase in 2001 as compared to 2002 and 2000 is due primarily to legal fees incurred in 2001 related to (i) a potential purchase of a Portfolio Company that did not occur and (ii) the sale of the Fund's investment in Stephen L. LaFrance Holdings, Inc.

         Mailing, printing and other expenses were $119,747 in 2002 as compared to $179,531 during 2001 and $172,339 during 2000. The decrease in 2002 as compared to 2001 and 2000 is due primarily to a reduction in the printing costs of the 2002 annual report.

         The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1,532,152, $1,618,784 and $1,911,275 during 2002, 2001 and
2000, respectively.

         During 1999, the officers of the Fund exercised options to purchase 719,794 shares of common stock of the Fund. The exercise price was paid in the form of promissory notes from the officers to the Fund. During 2001, the officers of the Fund surrendered their shares in payment of their notes. Under variable plan accounting applicable to these transactions, compensation expense was adjusted to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Non-cash compensation expense (benefit) under this arrangement was $(1,536,856) and $388,663 for the years ended December 31, 2001 and 2000, respectively, and was recorded as an adjustment to additional paid in capital.

         On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of the terms of the dividend equivalent rights. Such accounting resulted in additional non-cash compensation (benefit) of $(14,434) for the year ended December 31, 2002. See Note 8 in the "Notes to the Financial Statements" for a table that reflects stock option activity for the three years ended December 31, 2002.

Realized Gains and Losses on Dispositions of Portfolio Securities

         During the year ended December 31, 2002, the Fund realized a net capital gain of $802,235 from the sale or disposition of securities of Portfolio Companies as follows:

    . sold 60,595 shares of common stock of Weatherford International for $2,844,558, realizing a capital loss of $666,922;

    . sold a portion of its investment in Travis International, Inc. for $921,577 in cash plus an interest in Milam Enterprises, LLC, realizing a capital gain of $918,091;

    . received proceeds from Jones Industrial Holdings, Inc. for the redemption of 18,667 warrants, realizing a capital gain of $148,131; and

    . received proceeds from its investment in Milam Enterprises LLC, realizing a capital gain of $402,935.

         During the year ended December 31, 2001, the Fund realized a net capital loss of $7,196,407 from the sale or write-off of securities of Portfolio Companies as follows:

    . sold its investment in Stephen L. LaFrance Holdings, Inc. for $10,000,000, realizing a capital gain of $7,501,548;

    . the remaining shares of Paracelsus Healthcare Corporation were written-off, realizing a capital loss of $4,299,449;

    . the remaining investment in Hot & Cool Holdings, Inc. was written-off, realizing a capital loss of $5,775,000;

    . the remaining investment in CRC Holdings, Corp. was written off, realizing a capital loss of $1,192,114;

    . the sale of an investment in Sternhill Partners, L.P. resulted in a realized capital gain of $7,055;

    . sold 11,024 shares of Raytel Medical Corporation for $66,527, realizing a capital loss of $264,203;

    . received 69,458 shares of Weatherford International common stock pursuant to a plan of liquidation of Tulsa Industries, Inc. and in payment of a note receivable, realizing a capital loss of $2,663,678; and

    . received ENGlobal, Inc. (formerly Industrial Data Systems Corporation ("IDS")) common stock as a result of the merger of IDS and Petrocon Engineering Inc., realizing a capital loss of $510,566.

         During the year ended December 31, 2000, the Fund realized a net capital loss of $6,160,547 from the sale or write-off of securities of Portfolio Companies as follows:

    . sold 900,000 shares of Allied Waste Industries, Inc. for $11,656,249, realizing a capital gain of $8,534,684;

    . sold 1,703,200 shares of Drypers Corporation for $83,294, realizing a capital loss of $7,270,556;

    . sold 173,868 shares of Paracelsus Healthcare Corporation for $4,460, realizing a capital loss of $974,839;

    . sold 255,103 shares of LG&E Energy Corporation for $6,193,867, realizing a capital gain of $1,911,944;

    . a receivable from Restaurant Development Group was written-off, realizing a capital loss of $8,315;

    . the preferred stock of Hot & Cool Holdings, Inc. was sold for $1, realizing a capital loss of $1,086,631;

    . the remaining shares of Drypers Corporation were written-off, realizing a capital loss of $1,974,706; and

    . the preferred and common stock of The Drilltec Corporation was written-off, realizing a capital loss of $7,645,000.

         In addition, additional proceeds related to the previous sale of three Portfolio Companies were received in 2000. The Fund realized a capital gain of $680,636 as a result of additional compensation from the escrow account related to the 1998 sale of WMW Industries. The Fund realized a capital gain of $683,697 as a result of additional compensation from the escrow account related to the 1999 sale of HTD Corporation. Also, as a result of the earnout related to the sale of CRC Holdings Corp. in 1999, the Fund received cash of $994,458 and 17,739 shares of LGE and realized the $994,458 as a capital gain. The Fund also received proceeds from the liquidation of Equus Video Corporation and realized a capital loss of $5,919.

Unrealized Appreciation and Depreciation of Portfolio Securities

         See "Factors that May Affect Future Results, the Market Price of Common Stock, and the Accuracy of Forward-Looking Statements" regarding the valuation of the Fund's Portfolio Companies. The valuation of the Portfolio Companies is the most significant area of judgment impacting the financial statements.

         Net unrealized depreciation increased by $924,020 during the year ended December 31, 2002 from $4,492,994 to $5,417,014. Such increase resulted from an increase in estimated fair value of securities of ten of the Fund's Portfolio Companies of $20,949,486, a decrease in estimated fair value of securities of fourteen of the Fund's Portfolio Companies of $20,457,188, and the transfer of $1,416,318 in net unrealized depreciation to net realized losses from the sale or disposition of investments in five Portfolio Companies.

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

Dividends

         No dividends were declared in 2002. In lieu of any cash dividends in 2001, the board of directors declared a stock dividend of one additional share for each ten shares held by its stockholders of record on December 3, 2001 and the Fund issued 566,638 shares on December 17, 2001. The board of directors declared a dividend of $3,843,842 ($0.55 per share) during 2000. The 2000 dividends were paid in additional shares of common stock or in cash by specific election of each shareholder in December 2000. The 2000 dividend represented some long-term capital gains carried over from 1999 and ordinary income but was primarily a return of capital. The Fund paid $1,482,244 in cash and issued 294,990 additional shares of stock at $8.00568, in December 2000, in connection with such dividends. In 2000, the Fund recorded non-cash compensation expense for the dividends paid on stock held by officers of $388,663.

Portfolio Investments

         During the year ended December 31, 2002, the Fund invested $783,749 in two new limited liability companies, which in turn invested in two existing Portfolio Companies, and made follow-on investments of $8,451,097 in twelve portfolio companies, including $2,354,775 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes.

         For the year ended December 31, 2002, the Fund received an additional 5,576, 88,000, 315,000 and 1,629 shares of preferred stock of Container Acquisition, Inc., ENGLobal Corporation ("ENG"), PalletOne, Inc. and Sovereign Business Forms, Inc. ("Sovereign") in payment of $557,600, $88,000, $315,000 and $162,900 in dividends, respectively. In addition, Sovereign elected to convert $502,659 of accrued interest into the balance of the 15% promissory notes due to the Fund.

         On January 4, 2002, the Fund invested $483,749 to acquire a 24% member interest in Alenco

Window Holdings II, LLC ("AWH2"), which was formed to loan $2,000,000 to Alenco Holding Corporation ("AHC") in exchange for a secured promissory note and a warrant to acquire 93,675 shares of AHC common stock for $0.01 per share. On September 16, 2002, AWH2 paid a distribution to the Fund of $483,522, after AHC repaid the loan.

         On January 7, 2002, the Fund invested an additional $425,000 in FS Strategies, Inc. ("FSS") as a capital contribution. On March 29, 2002, the Fund invested an additional $1,667,000 in FSS in exchange for 1,667 shares of preferred stock.

         On February 27, 2002, the Fund invested an additional $150,000 in the form of a working capital loan to Spectrum Management, LLC, ("Spectrum") which was repaid on August 7, 2002. In addition, on October 30, 2002, the Fund invested $1,303,698 in Spectrum in exchange for a 16% senior subordinated promissory note.

         During 2002, the Fund invested an additional $330,000 in Sternhill Partners I, L.P. pursuant to a $3,000,000 commitment made in March 2000. $1,830,000 of such commitment has been funded through December 31, 2002. The Fund has been notified by Sternhill that it does not expect to call on the Fund for approximately $450,000 of the original commitment.

         On April 29, 2002, the Fund invested an additional $1,571,000 in CCI-ANI Finance, LLC, a limited liability company which acquired a subordinated promissory note of Container Care International, Inc. ("Container Care"). The note, with a face value of $2,000,000 plus accrued interest of $233,333, was purchased for $1,850,000 from the former owner of Container Care.

         On April 30, 2002, the Fund transferred its investment in Travis International, Inc. ("Travis") to Milam Enterprises, LLC ("Milam"). The Fund received $921,577 in cash and an interest in Milam, which was formed to hold certain assets of Travis not included in the sale of its business operations and to perform certain obligations which might arise pursuant to the sale of the Travis business.

         On May 8, 2002, the Fund received $878,667 from Jones Industrial Services, Inc. for payment of a note receivable plus accrued interest and the redemption of 18,887 warrants.

         During the year ended December 31, 2002, ENG made principal payments on its 9.5% promissory note of $220,000, reducing the note balance to $2,780,000.

         During the year ended December 31, 2002, the Fund advanced $441,480 in cash to Equicom, Inc. pursuant to a 10% promissory note.

         During the year ended December 31, 2002, the Fund exchanged two 15% promissory notes from The Bradshaw Group in the amount of $222,945 each for a 15% promissory note in the amount of $459,545, including $13,655 of accrued interest.

         For the year ended December 31, 2002, the original issue discount accretion and interest on the discounted 15% promissory note from Doane Pet Care Enterprises, Inc. amounted to $359,577, bringing the balance of the note to $1,787,802 at December 31, 2002.

         During the year ended December 31, 2002, the Fund received a 12% promissory note from Turfgrass America, Inc. ("Turfgrass") in exchange for accrued interest in the amount of $288,580. In addition, the original issue discount was accreted on the 12% subordinated promissory note from

Turfgrass, bringing the note balance to $3,781,804 at December 31, 2002. The original issue discount is being accreted over the life of the note.

         During the year ended December 31, 2002, the Fund invested an additional $208,144 in American Trenchless Technologies, LLC ("ATT") in a preferred unit offering. On October 17, 2002, the Fund invested $300,000 in Glendale, LLC, which was formed to invest in ATT in connection with a restructuring of its debt and a recapitalization of its balance sheet.

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

         During the year ended December 31, 2000, the Fund invested $7,435,001 in four new companies and made follow-on investments of $4,968,405 in ten portfolio companies. These follow-on investments included $1,209,344 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount.

         For a description of the business of each Portfolio Company in which the Fund has invested, see "Current Portfolio Companies".

         Of the companies in which the Fund has investments at December 31, 2002, only ENG and NCS are publicly held. The others each have a small number of shareholders and do not generally make financial information available to the public. However, each company's operations and financial information are reviewed by Management to determine the proper valuation of the Fund's investment. See "Valuation".

New Accounting Pronouncements

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees". We continue to account for stock-based compensation in accordance with the provisions of APB No. 25. We have provided the disclosures required by SFAS 148.

         In November 2002 FASB interpretation, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others" was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN

45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002, and have been adopted by the Fund.

Subsequent Events

     Subsequent to December 31, 2002, the Fund repaid a net $59,950,000 of notes payable to the bank, using the restricted temporary cash investments of $58,000,000 held at year end.

     On February 19, 2003, ENGlobal, Inc. made a principal payment on its 9.5% promissory note of $110,000, reducing the note balance to $2,670,000.

     On February 28, 2003, the Fund received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note.

     On March 3, 2003, the Fund invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in March 2000. $1,500,000 of such commitment has now been funded.

     On March 4, 2003, the Fund received $108,004 from Milam Enterprises, LLC, realizing a capital gain of $106,092.

     On March 7, 2003, the Fund advanced $75,000 to Equicom, Inc. pursuant to a 10% promissory note, thereby reducing the commitment to provide funding to Equicom by a like amount.

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

     Borrowings under the Fund's lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under its lines of credit for the year ended December 31, 2002 and 2001, respectively, of approximately $12,325,119 and $8,572,877, a change of one percent in the interest rate would have caused a change in interest expense of approximately $123,251 and $85,729. This change would have resulted in a change of $0.02 in the net asset value per share at December 31, 2002 and 2001. The Fund did not enter into its credit facility for trading purposes and the line of credit carries interest at a pre-agreed upon percentage point spread from the prime rate. In addition, there were no significant changes to the factors that affect market risk from 2001 to 2002. The Fund's existing line of credit expires on June 1, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Fund's liquidity and capital resources.

     A major portion of the Fund's investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. A portion of the Fund's investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

Item 8. Financial Statements and Supplementary Data.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Equus II Incorporated:

     In our opinion, the accompanying balance sheet, including the schedule of portfolio securities, and the related statements of operations, changes in net assets and cash flows and the selected per share data and ratios present fairly, in all material respects, the financial position of Equus II Incorporated (a Delaware corporation) at December 31, 2002, and the results of its operations, changes in net assets and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements and selected per share data and ratios are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audit. We conducted our audit of these statements and selected per share data and ratios in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2002. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Equus II Incorporated as of December 31, 2001 and for each of the two years in the period then ended as well as the selected per share data and ratios for each of the four years in the period then ended were audited by other independent public accountants who have ceased operations. Those independent public accountants expressed an unqualified opinion on those financial statements and selected per share data and ratios in their report dated March 1, 2002, which included an explanatory paragraph that described Equus Capital Management Corporation's (the "Management Company") valuation of investments in portfolio securities in the absence of readily ascertainable market values.

     As discussed in Note 3, the financial statements include investments in portfolio securities valued at $82,653,260 (107% of net assets) as of December 31, 2002 whose values have been estimated by the Management Company and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. Those estimated values may differ materially from the values that would have been used had a ready market for the securities existed.

     The Fund has a line of credit with a lender that expires on June 1, 2003. Should the Fund be unable to repay the line of credit, extend it or refinance it with another lender, portfolio securities may be required to be sold and such sales may be at values that are materially less than the Management Company's estimates of fair value. This matter and other liquidity matters are discussed in Note 2.

PricewaterhouseCoopers LLP
Houston, Texas
March 21, 2003 (except for the
first and sixth paragraphs discussed
in Note 2 as to which the date is
April 1, 2003)

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. Equus II Incorporated's balance sheet as of December 31, 2000 and the statements of operations, changes in net assets and cash flows for the year ended December 31, 1999 and the selected per share data and ratios for the year ended December 31, 1997 are not required to be presented and are not included in this Form 10-K.

                Report of Previous Independent Public Accountants

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

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Houston, Texas
March 1, 2002

                              EQUUS II INCORPORATED
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                        2002             2001
                                                                        ----             ----
Assets
------
Investments in portfolio securities at fair value
     (cost $92,611,224 and $90,371,825,                            $  87,194,210    $  85,878,831
     respectively)
Cash                                                                         442           23,465
Temporary cash investments, at cost which
     approximates fair value                                             516,236           10,212
Restricted temporary cash investments, at cost
     which approximates fair value                                    58,000,000       62,000,000
Accounts receivable                                                       15,330           15,061
Accrued interest receivable                                            2,610,639        2,891,107
                                                                   -------------    -------------

          Total assets                                             $ 148,336,857    $ 150,818,676
                                                                   =============    =============

Liabilities and net assets
--------------------------

Liabilities:
     Accounts payable and accrued liabilities                      $     200,882    $     267,011
     Due to management company                                           384,880          384,834
     Revolving line of credit                                         12,775,000       11,200,000
     Line of credit promissory note                                   58,000,000       62,000,000
                                                                   -------------    -------------

          Total liabilities                                           71,360,762       73,851,845
                                                                   -------------    -------------

Commitments and contingencies

Net assets:
     Preferred stock, $.001 par value, 5,000,000
         shares authorized, no shares outstanding                              -                -
     Common stock, $.001 par value, 25,000,000
        shares authorized, 6,233,021 shares outstanding                    6,233            6,233
     Additional paid-in capital                                       82,496,540       82,575,274
     Undistributed net investment losses                                (423,919)      (1,176,350)
     Undistributed net capital gains                                     314,255           54,668
     Unrealized depreciation of
       portfolio securities, net                                      (5,417,014)      (4,492,994)
                                                                   -------------    -------------

          Total net assets                                         $  76,976,095    $  76,966,831
                                                                   =============    =============

          Net assets per share                                     $       12.35    $       12.35
                                                                   =============    =============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                  2002           2001           2000
                                                                  ----           ----           ----
Investment income:
     Interest income from portfolio securities                $ 1,063,676    $ 1,501,956     $ 3,549,979
     Dividend income from portfolio securities                  1,661,865      1,098,074       1,079,949
     Interest from temporary cash investments                      21,170         58,655         141,427
     Other income                                                 240,000         55,000         345,549
                                                              -----------    -----------     -----------
         Total investment income                                2,986,711      2,713,685       5,116,904
                                                              -----------    -----------     -----------

Expenses:
     Management fee                                             1,532,152      1,618,784       1,911,275
     Interest expense                                             573,997        437,197       1,508,788
     Non-cash compensation expense (benefit)                      (14,434)    (1,522,422)        388,663
     Professional fees                                            250,704        452,414         167,784
     Director fees and expenses                                   241,266        252,456         239,302
     Mailing, printing and other expenses                         119,747        179,531         172,339
     Franchise taxes                                               50,964         91,030         129,305
     Excise tax                                                    36,832              -               -
     Administrative fees                                           50,000         50,000          50,000
                                                              -----------    -----------     -----------
          Total expenses                                        2,841,228      1,558,990       4,567,456
                                                              -----------    -----------     -----------
Net investment income                                             145,483      1,154,695         549,448
                                                              -----------    -----------     -----------

Realized gain (loss) on dispositions of
     portfolio securities, net                                    802,235     (7,196,407)     (6,160,547)
                                                              -----------    -----------     -----------

Unrealized depreciation of portfolio securities, net:
     End of year                                               (5,417,014)    (4,492,994)       (818,963)
     Beginning of year                                         (4,492,994)      (818,963)     (1,100,588)
                                                              -----------    -----------     -----------
     (Increase) decrease in unrealized
        depreciation of portfolio securities, net                (924,020)    (3,674,031)        281,625
                                                              -----------    -----------     -----------
     Total increase (decrease) in net
        assets from operations                                $    23,698    $(9,715,743)    $(5,329,474)
                                                              ===========    ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                             2002             2001            2000
                                                             ----             ----            ----
Operations:

     Net investment income                              $     145,483    $   1,154,695    $     549,448
     Realized gain (loss) on dispositions of
        portfolio securities, net                             802,235       (7,196,407)      (6,160,547)
     Increase (decrease) in unrealized
        appreciation of portfolio securities, net            (924,020)      (3,674,031)         281,625
                                                        -------------    -------------    -------------

Increase (decrease) in net assets
     from operations                                           23,698       (9,715,743)      (5,329,474)
                                                        -------------    -------------    -------------

Capital transactions:

     Non-cash compensation expense (benefit)
        recorded in additional paid in capital                (14,434)      (1,522,422)         388,663
     Increase (decrease) from officer notes, net                    -         (536,781)         447,887
     Stock repurchase                                               -       (2,182,988)      (4,518,887)
     Dividends declared                                             -                -       (3,843,842)
     Shares issued in common stock dividend                         -                -        2,361,598
                                                        -------------    -------------    -------------
     Decrease in net assets from capital
         share transactions                                   (14,434)      (4,242,191)      (5,164,581)
                                                        -------------    -------------    -------------

Increase (decrease) in net assets                               9,264      (13,957,934)     (10,494,055)

Net assets, at beginning of year                           76,966,831       90,924,765      101,418,820
                                                        -------------    -------------    -------------
Net assets, at end of year                              $  76,976,095    $  76,966,831    $  90,924,765
                                                        =============    =============    =============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002             2001            2000
                                                               ----             ----            ----
Cash flows from operating activities:
     Interest and dividends received                      $     912,404    $   1,715,076    $   2,279,113
     Cash paid to management company,
        directors, bank and suppliers                        (2,921,745)      (3,220,927)      (4,470,400)
                                                          -------------    -------------    -------------
        Net cash used by operating activities                (2,009,341)      (1,505,851)      (2,191,287)
                                                          -------------    -------------    -------------

Cash flows from investing activities:
     Purchase of portfolio securities                        (6,880,071)     (11,190,122)     (11,194,062)
     Proceeds from dispositions of portfolio securities       6,944,160       10,101,979       20,565,743
     Principal payments from portfolio securities               853,522          789,633        7,222,349
     Sales (purchases) of restricted temporary
      cash investments, net                                   4,000,000       15,000,000      (27,000,000)
     Repayments from (advances to) portfolio
      companies, net                                               (269)         (13,595)          50,263
                                                          -------------    -------------    -------------
        Net cash provided (used) by
          investing activities                                4,917,342       14,687,895      (10,355,707)
                                                          -------------    -------------    -------------

Cash flows from financing activities:
     Advances from bank                                     246,935,000      272,150,000      310,850,000
     Repayments to bank                                    (249,360,000)    (283,250,000)    (298,950,000)
     Repurchase of common stock                                       -       (2,182,988)      (4,634,820)
     Dividends paid                                                   -           (1,442)      (1,485,497)
     Payments received on officer notes                               -           92,531          991,161
                                                          -------------    -------------    -------------
        Net cash provided (used) by
          financing activities                               (2,425,000)     (13,191,899)       6,770,844
                                                          -------------    -------------    -------------

Net increase (decrease) in cash and
       cash equivalents                                         483,001           (9,855)      (5,776,150)

Cash and cash equivalents at
     beginning of year                                           33,677           43,532        5,819,682
                                                          -------------    -------------    -------------
Cash and cash equivalents at end of year                  $     516,678    $      33,677    $      43,532
                                                          =============    =============    =============

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                   (Continued)

                                                              2002           2001          2000
                                                              ----           ----          ----
Reconciliation of increase (decrease)
      in net assets from operations to net cash
      used by operating activities:

Increase (decrease) in net assets from operations         $    23,698    $(9,715,743)   $(5,329,474)

Adjustments to reconcile increase (decrease)
     in net assets from operations to net cash used by operating activities:

     Realized (gain) loss on dispositions of
        portfolio securities, net                            (802,235)     7,196,407      6,160,547
     Decrease (increase) in unrealized
        appreciation, net                                     924,020      3,674,031       (281,625)
     Decrease (increase) in accrued
        interest receivable                                   280,468      1,334,839     (1,628,447)
     Increase in accounts receivable                                -           (600)             -
     Accrued interest or dividends
        exchanged for portfolio securities                 (2,354,775)    (2,332,847)    (1,209,344)
     Non-cash compensation expense (benefit)                  (14,434)    (1,522,422)       388,663
     Decrease in accounts payable                             (66,129)       (69,726)      (239,137)
     Increase (decrease) in due to
        management company                                         46        (69,790)       (52,470)
                                                          -----------    -----------    -----------
Net cash used by operating activities                     $(2,009,341)   $(1,505,851)   $(2,191,287)
                                                          ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                       SELECTED PER SHARE DATA AND RATIOS
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 2002

                                                         2002           2001           2000           1999           1998
                                                         ----           ----           ----           ----           ----
Selected per share data:
------------------------
Investment income                                      $   0.48      $    0.43      $    0.79      $    0.95      $    0.71
Expenses                                                   0.46           0.25           0.71           1.35           1.12
                                                       --------      ---------      ---------      ---------      ---------
Net investment income (loss)                               0.02           0.18           0.08          (0.40)         (0.41)
Realized gain (loss) on dispositions of
   portfolio securities, net                               0.13          (1.13)         (0.95)          7.41          (0.67)
Increase (decrease) in unrealized appreciation
   of portfolio securities, net                           (0.15)         (0.57)          0.05          (8.34)         (4.06)
                                                       --------      ---------      ---------      ---------      ---------
Increase (decrease) in net assets from operations             -          (1.52)         (0.82)         (1.33)         (5.14)
                                                       --------      ---------      ---------      ---------      ---------
Capital transactions:
Dividends declared                                            -              -          (0.55)         (3.86)         (0.59)
Effect of common stock repurchases                            -           0.17           0.46           0.09              -
Dilutive effect of shares issued in common
   stock dividend and exercise of options                     -          (0.30)         (0.19)         (1.12)         (0.15)
                                                       --------      ---------      ---------      ---------      ---------
Net decrease in assets from capital transactions              -          (0.13)         (0.28)         (4.89)         (0.74)
                                                       --------      ---------      ---------      ---------      ---------
Net increase (decrease) in net assets                         -          (1.65)         (1.10)         (6.22)         (5.88)
Net assets at beginning of year                           12.35          14.00          15.10          21.32          27.20
                                                       ---------      --------       --------      ---------      ---------
Net assets at end of year                              $  12.35      $   12.35      $   14.00      $   15.10      $   21.32
                                                       =========      ========       ========      =========      =========
Weighted average number of shares
   outstanding during year, in thousands                  6,233          6,363          6,457          5,445          5,312
Market value per share at end of year                  $   6.64      $    7.79      $    8.01      $    9.38      $   14.66

Selected ratios:
----------------

Ratio of  total expenses to average
   net assets                                              3.69%          1.86%          4.75%          6.74%          4.57%
Ratio of net investment income (loss)
   to average net assets                                   0.19%          1.38%          0.57%         (2.00)%        (1.67)%
Ratio of increase (decrease) in net
   assets from operations to average net assets            0.03%        (11.57)%        (5.54)%        (6.65)%       (20.97)%
Total return on market price                             (14.76)%        (2.75)%        (8.74)%        (9.69)%       (26.68)%

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2002

                                                                        Date of
           Portfolio Company                                       Initial Investment          Cost          Fair Value
           -----------------                                       ------------------          ----          ----------
Alenco Window Holdings II, LLC                                        January 2002
    Manufacturer & distributor of alumimnum
     and vinyl windows
     -24% membership interest                                                               $      227       $2,900,000

American Trenchless Technology, LLC                                  February 2001
    Boring, tunneling and directional drilling
     -100,000 shares of preferred stock                                                      1,208,144                -
     -1,934,532 shares of common stock                                                         116,550                -
     -50% membership interest in Glendale, LLC                                                 300,000          300,000

The Bradshaw Group                                                     May 2000
    Sells and services midrange and high-speed
     printing equipment
     -Prime + 2% promissory note with a face amount                                                  -                -
        of $398,383/(2)/
     -15% promissory note/(2)/                                                                 459,545                -
     -1,335,000 shares of preferred stock                                                    1,335,000                -
     -Warrant to buy 2,229,450 shares of common
      stock for $0.01 through May 2008                                                               1                -

Champion Window Holdings, Inc.                                        March 1999
    Manufacturer & distributor of residential windows
     -1,400,000 shares of common stock                                                       1,400,000       17,000,000

CMC Investments, LLC                                                 December 2001
    Manufacturer of oil and gas drilling rigs
     -21% membership interest                                                                  781,805          748,050
     -4,432 shares of Weatherford International
      common stock                                                                             256,806          176,950

Container Acquisition, Inc.                                          February 1997
    Shipping container repair & storage
     -78,318 shares of preferred stock                                                       7,831,800        2,000,000
     -Conditional warrant to buy up to 370,588 shares
      of common stock at $0.01 through February 2007                                             1,000                -
     -1,370,000 shares of common stock                                                       1,370,000                -
     -85% membership interest in CCI-ANI
      Finance, LLC                                                                           1,571,000        1,970,000

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2002
                                   (Continued)

                                                                        Date of
           Portfolio Company                                       Initial Investment          Cost          Fair Value
           -----------------                                       ------------------          ----          ----------
Doane PetCare Enterprises, Inc.                                       October 1995
    (formerly Summit/DPC Partners, L.P.)
    Manufacturer of private label pet food
     -15% promissory note with a face
     amount of $1,805,556/(1)(3)/                                                           $1,787,803       $1,787,803
     -1,943,598 shares of common stock                                                       3,936,643        5,000,000

The Drilltec Corporation                                              August 1998
    Provides protection & packaging for pipe & tubing
     -Prime+ 9.75% promissory note /(2)/                                                     1,000,000                -

ENGlobal, Inc. (AMEX: ENG)                                           December 2001
    (formerly Industrial Data Systems Corporation)
    Engineering and consulting services
     -9.5% promissory note/(1)/                                                              2,780,000        2,780,000
     -2,588,000 shares of convertible preferred stock/(1)(3)/                                2,588,000        2,588,000
     -1,225,758 shares of common stock                                                         716,461        1,230,650
     -Options to acquire 200,000 shares of
      common stock                                                                                   -                -

Equicom, Inc.                                                          July 1997
    Radio stations
     -10% promissory notes                                                                   3,116,730        3,116,730
     -657,611 shares of preferred stock                                                      6,576,110           50,000
     -452,000 shares of common stock                                                           141,250                -

Equipment Support Services, Inc.                                     December 1999
    Equipment rental
     -8% promissory note/(2)/                                                                1,138,000                -
     -35,000 shares of preferred stock                                                       1,929,000                -
     -35,000 shares of common stock                                                            101,500                -

FS Strategies, Inc.                                                     June 2000
    Temporary staffing and web-based human
     resources services
     -1,667 shares of preferred stock                                                        1,667,000                -
     -110,000 shares of common stock                                                         7,591,667                -

GCS RE, Inc.                                                          February 1989
    Investment in real estate
     -1,000 shares of common stock                                                             320,924          600,000

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2002
                                   (Continued)

                                                                        Date of
           Portfolio Company                                       Initial Investment          Cost          Fair Value
           -----------------                                       ------------------          ----          ----------
Jones Industrial Services, Inc.                                        July 1998
    (formerly United Industrial Services, Inc.)
    Field service for petrochemical & power
     generation industries
     -35,000 shares of preferred stock                                                      $3,500,000       $2,500,000
     -Warrant to buy 63,637 shares of common stock
      at $0.01 through June 2008                                                                   100                -

Milam Enterprises, LLC                                               December 1986
    (formerly Travis International, Inc.)
    Asset and contingency holding company
     -9% member interest                                                                         1,911          100,000

NCI Building Systems, Inc.  (NYSE: NCS)                                April 1989
    Design & manufacture metal buildings
     -200,000 shares of common stock                                                           159,784        4,364,000

PalletOne, Inc.                                                       October 2001
    Wooden pallet manufacturer
     -3,465,000 shares of preferred stock/(1)(3)/                                            3,465,000        3,465,000
     -350,000 shares of common stock                                                           350,000           35,000

Reliant Window Holdings, LLC                                         February 2001
    Manufacturer & distributor of aluminum & vinyl windows
     -36.86% membership interest                                                               372,256        4,200,000

Sovereign Business Forms, Inc.                                        August 1996
    Business forms manufacturer
     -15% promissory notes/(1)(3)/                                                           3,745,735        3,745,735
     -19,131 shares of preferred stock/(1)(3)/                                               1,913,100        1,913,100
     -Warrant to buy 551,894 shares of common stock
      at $1 per share through August 2006                                                            -                -
     -Warrant to buy 25,070 shares of common stock
      at $1.25 per share through October 2007                                                        -                -
     -Warrant to buy 273,450 shares of common stock
      at $1 per share through October 2009                                                           -                -

Spectrum Management, LLC                                             December 1999
    Business & personal property protection
     -285,000 units of Class A equity interest                                               2,850,000        2,850,000
     -16% subordinated promissory note/(1)/                                                  1,303,698        1,303,698

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2002
                                   (Continued)

                                                                     Date of
                    Portfolio Company                           Initial Investment       Cost           Fair Value
                    -----------------                           ------------------       ----           ----------
Sternhill Partners I, LP                                            March 2000
    Venture capital fund
     -3% limited partnership interest                                                 $ 1,801,604       $  700,000

Strategic Holdings, Inc.                                          September 1995
    Processor of recycled glass
     -15% promissory note                                                               6,750,000        6,750,000
     -3,822,157 shares of Series B preferred stock                                      3,820,624        3,820,624
     -Warrant to buy 225,000 shares of common
      stock at $0.4643 per share through August 2005                                            -           21,411
     -Warrant to buy 100,000 shares of common
      stock at $1.50 per share through August 2005                                              -                -
     -Warrant to buy 2,219,237 shares of common
      stock at $0.01 per share through November 2005                                            -        1,219,382
     -3,089,751 shares of common stock                                                  3,088,389        1,728,597
     -15% promissory note of SMIP, Inc.                                                   175,000          175,000
     -1,000 shares of SMIP, Inc. common stock                                             150,000           13,423

Turfgrass America, Inc.                                              May 1999
    Grows, sells & installs warm season turfgrasses
     -12% subordinated promissory note                                                    288,580          288,580
     -12% subordinated promissory note                                                    502,035          502,035
     -12% subordinated promissory note
      with a face amount of $4,000,000(3)                                               3,781,804        3,781,804
     -1,507,226 shares of convertible preferred stock                                     768,638          768,638
     -Warrants to buy 250,412 shares of common
      stock at $0.51 through April 2010                                                         -                -
     -211,184 shares of common stock                                                      600,000                -

Vanguard VII, L.P.                                                   June 2000
    Venture capital fund
     -1.3% limited partnership interest                                                 1,200,000          700,000
                                                                                      -----------      -----------
            Total                                                                     $92,611,224      $87,194,210
                                                                                      ===========      ===========

(1)  Income-producing. All other securities are considered non-income producing.
(2) As of December 31, 2002, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest, and they may be collected in the future.
(3) Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

                          The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2002
                                   (Continued)

         Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

         In connection with the investments in American Trenchless Technology, LLC, Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Jones Industrial Services, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., and Turfgrass America, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

         As defined in the Investment Company Act of 1940, during the year ended December 31, 2002, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management, LLC, and Strategic Holdings, Inc. The fair value of the Fund's investment in ENGlobal, Inc. includes a discount of $228,003 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at December 31, 2002.

         Income was earned in the amount of $921,273, $1,531,031 and $3,104,423 for the years December 31, 2002, 2001 and 2000, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $1,416,797, $1,023,854 and $1,432,575 for the years ended December 31, 2002, 2001 and 2000, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

         As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. ("Doane"), Equipment Support Services, Inc., Milam Enterprises, LLC, Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 91% of the total value of the investments in portfolio companies at December 31, 2002.

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

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2002
                                   (Continued)

         The Fund's investments in portfolio securities consist of the following types of securities at December 31, 2002:

                                                                                                   Percentage
              Type of Securities                         Cost                Fair Value          of Fair Value
              ------------------                         -----               -----------         -------------
Common Stock                                      $     20,556,778        $     30,325,570                34.8%
Secured and Subordinated Debt                           26,828,931              24,231,385                27.8%
Preferred Stock                                         36,602,416              17,105,362                19.6%
Limited Liability Company Investments                    5,620,394              12,891,100                14.8%
Limited Partnership Investments                          3,001,604               1,400,000                 1.6%
Options and Warrants                                         1,101               1,240,793                 1.4%
                                                  ----------------        ----------------       -------------
                    Total                         $     92,611,224        $     87,194,210               100.0%
                                                  ================        ================       =============

         Three notes receivable included in secured and subordinated debt with an estimated fair value of $9,315,342 provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes.

         The following is a summary by industry of the Fund's investments as of December 31, 2002:

                    Industry                                  Fair Value          Percentage
                    --------                                  ----------          ----------
         Business Products and Services                      $  9,812,533               11.2%
         Commercial Building Products                           4,364,000                5.0%
         Consumer Goods                                         6,787,803                7.8%
         Energy                                                   925,000                1.1%
         Engineering and Consulting Services                    6,598,650                7.6%
         Industrial Products and Services                      16,528,437               19.0%
         Media                                                  3,166,730                3.6%
         Residential Building Products                         24,100,000               27.6%
         Shipping Products and Services                         7,470,000                8.6%
         Turfgrass and Landscape Products                       5,341,057                6.1%
         Venture Funds and Other                                2,100,000                2.4%
                                                             ------------         ----------
         Total                                               $ 87,194,210              100.0%
                                                             ============         ==========

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2001

                                                                     Date of
                 Portfolio Company                              Initial Investment        Cost         Fair Value
                 -----------------                              ------------------        ----         ----------
A.  C. Liquidating Corporation                                    February 1985
    Asset held for liquidation
     -10% secured promissory notes *                                                   $  188,014     $          -

American Trenchless Technology, LLC                               February 2001
    Boring, tunneling and directional drilling
     -100,000 shares of preferred stock                                                 1,000,000        1,000,000
     -1,934,532 shares of common stock                                                    116,550          116,550

The Bradshaw Group                                                  May 2000
    Sells and services midrange and high-speed
     printing equipment
     -Prime + 2% promissory note *                                                              -          398,383
     -15% promissory note *                                                               222,945          222,945
     -15% promissory note *                                                               222,945          222,945
     -1,335,000 shares of preferred stock                                               1,335,000                -
     -Warrant to buy 2,229,450 shares of common
      stock for $0.01 through May 2008                                                          1                -

Champion Window, Inc.                                              March 1999
    Primary aluminum window manufacturer & distributor
     -20,000 shares of preferred stock                                                  2,000,000        2,472,500
     -1,400,000 shares of common stock                                                  1,400,000        8,750,000

CMC Investments, LLC                                              December 2001
    Manufacturer of oil and gas drilling rigs
     -21% membership interest                                                             525,000          525,000

Container Acquisition, Inc.                                       February 1997
    Shipping container repair & storage
     -72,742 shares of preferred stock                                                  7,274,200        7,274,200
     -Conditional warrant to buy up to 370,588 shares
      of common stock at $0.01 through February 2007                                        1,000            1,000
     -1,370,000 shares of common stock                                                  1,370,000        2,000,000

Doane PetCare Enterprises, Inc.                                   October 1995
    (formerly Summit/DPC Partners, L.P.)
    Manufacturer of private label pet food
     -15% promissory note with a face amount
      of $1,805,556, including amortized discount                                       1,428,225        1,428,225
     -1,943,598 shares of common stock                                                  3,936,643        5,900,000

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2001
                                   (Continued)

                                                                     Date of
              Portfolio Company                                 Initial Investment        Cost         Fair Value
              -----------------                                 ------------------        ----         ----------
The Drilltec Corporation                                           August 1998
    Provides protection & packaging for pipe & tubing
     -Prime + 9.75% promissory note*                                                   $1,000,000      $   500,000
     -Warrant to buy 10% of the common
      equity for $100 through September 2002                                                    -                -

Equicom, Inc.                                                       July 1997
    Radio stations
     -10% promissory note *                                                             1,638,500        1,638,500
     -10% promissory note                                                               1,036,750        1,036,750
     -657,611 shares of preferred stock                                                 6,576,110        1,000,000
     -452,000 shares of common stock                                                      141,250                -

Equipment Support Services, Inc.                                  December 1999
    Equipment rental
     -8% promissory note *                                                              1,138,000        1,138,000
     -35,000 shares of preferred stock                                                  1,929,000                -
     -35,000 shares of common stock                                                       101,500                -

FS Strategies, Inc.                                                 June 2000
    Temporary staffing and web-based human
     resources services
     -110,000 shares of common stock                                                    7,166,667        2,866,667

GCS RE, Inc.                                                      February 1989
    Investment in real estate
     -1,000 shares of common stock                                                        132,910          650,000

Industrial Data Systems Corporation                               December 2001
     (AMEX - IDS)
    Engineering and consulting services
     -9.5% promissory note                                                              3,000,000        3,000,000
     -2,500,000 shares of convertible preferred stock                                   2,500,000        2,500,000
     -1,225,758 shares of common stock                                                    716,461          605,860

NCI Building Systems, Inc. (NYSE - NCS)                             April 1989
    Design & manufacture metal buildings
     -200,000 shares of common stock                                                      159,784        3,540,000

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2001
                                   (Continued)


                                                                    Date of
             Portfolio Company                                  Intial Investment        Cost           Fair Value
             -----------------                                  -----------------        ----           ----------
PalletOne, Inc.                                                   October 2001
  Operates wooden pallet manufacturing facilities
    -3,150,000 shares of preferred stock                                               $3,150,000       $3,150,000
    -350,000 shares of common stock                                                       350,000          350,000

Reliant Window Holdings, LLC                                      February 2001
  Aluminum & vinyl window manufacturer & distributor
    -36.86% membership interest                                                           372,256          372,256

Sovereign Business Forms, Inc.                                     August 1996
  Business forms manufacturer
    -15% promissory notes                                                               3,243,077        3,243,077
    -17,502 shares of preferred stock                                                   1,750,200        1,750,200
    -Warrant to buy 551,894 shares of common stock
     at $1 per share through August 2006                                                        -          263,750
    -Warrant to buy 25,070 shares of common stock
     at $1.25 per share through October 2007                                                    -            5,565
    -Warrant to buy 273,450 shares of common stock
     at $1 per share through October 2009                                                       -          130,685

Spectrum Management, LLC                                          December 1999
  Business & personal property protection
    -285,000 units of Class A equity interest                                           2,850,000        2,850,000

Sternhill Partners I, LP                                           March 2000
  Venture capital fund
    -3% limited partnership interest                                                    1,471,604        1,200,000

Strategic Holdings, Inc.                                         September 1995
  Processor of recycled glass
    -15% promissory note *                                                              6,750,000        6,750,000
    -3,822,157 shares of Series B preferred stock                                       3,820,624        3,250,000
    -Warrant to buy 225,000 shares of common
     stock at $0.4643 per share through August 2005                                             -                -
    -Warrant to buy 100,000 shares of common
     stock at $1.50 per share through August 2005                                               -                -
    -Warrant to buy 2,219,237 shares of common
     stock at $0.01 per share through November 2005                                             -                -
    -3,089,751 shares of common stock                                                   3,088,389                -
    -15% promissory note of SMIP, Inc. *                                                  175,000          175,000
    -1,000 shares of SMIP, Inc. common stock                                              150,000                -

                         The accompanying notes are an
                  integral part of these financial statements.

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                DECEMBER 31, 2001
                                   (Continued)


                                                                    Date of
                 Portfolio Company                              Initial Investment        Cost          Fair Value
                 -----------------                              ------------------        ----          ----------
Travis International, Inc.                                        December 1986
  Specialty distribution
    -98,761 shares of common stock                                                    $     5,398       $ 1,200,000

Turfgrass America, Inc.                                             May 1999
  Grows, sells & installs warm season turfgrasses
    -12% subordinated promissory note                                                     502,035           502,035
    -12% subordinated promissory note
     with a face amount of $4,000,000                                                   3,715,000         3,715,000
    -1,507,226 shares of preferred stock                                                  768,638           768,638
    -Warrants to buy 250,412 shares of common
     stock at $0.51 through April 2010                                                          -                 -
    -211,184 shares of common stock                                                       600,000           600,000

United Industrial Services, Inc.                                    July 1998
  Field service for petrochemical & power
    generation industries
    -15% promissory note                                                                  626,958           626,958
    -35,000 shares of preferred stock                                                   3,500,000         2,500,000
    -Warrant to buy 63,637 shares of common stock
     at $0.01 through June 2008                                                               100               100
    -Warrant to buy 18,887 shares of common
     stock at $0.01 through March 2011                                                          -                 -

Vanguard VII, L.P.                                                  June 2000
  Venture capital fund
    -1.3% limited partnership interest                                                  1,200,000         1,100,000

Weatherford International (NYSE - WFT)                              July 2001
  Provides equipment & services used for the drilling,
    completion, and production of oil and natural gas wells
    -69,458 shares of common stock                                                      4,025,091         2,588,042
                                                                                      -----------       -----------
            Total                                                                     $90,371,825       $85,878,831
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

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

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

     The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to acquire other businesses, including leveraged buyouts. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund's investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of investments. The Fund elected to be treated as a business development company under the Investment Company Act of 1940. For tax purposes, the Fund has elected to be treated as a regulated investment company ("RIC"). The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the "Management Company").

(2)  Liquidity and Financing Arrangements

     Liquidity and Revolving Line of Credit - The Fund had a $22,500,000 revolving line of credit with Bank of America, N.A. that expired on December 31, 2002. The line of credit was subsequently extended until June 1, 2003, and amended to provide for maximum borrowings of $18,000,000. The Fund uses its revolving line of credit for liquidity to pay operating expenses of the Fund and for new and follow-on investments in portfolio securities. The Fund had $12,775,000 outstanding under this line of credit at December 31, 2002, which is collateralized by the Fund's investments in portfolio securities. In addition, the Fund had irrevocable letters of credit in the amount of $3,719,000 outstanding at year end, which reduces the amount of additional borrowings available under the line of credit. The letters of credit expired subsequent to year-end. As of April 1, 2003, the Fund's availability under the revolving line of credit is approximately $1,590,000.

     The line of credit, as amended, provides that any proceeds received from the sale of portfolio securities or from repayments by Portfolio Companies of the principal amount of loans must be used to pay down the line of credit. As such payments are made, the Fund's availability under the facility will be reduced by a corresponding amount. The lender has asked the Fund to take steps to pay off the line of credit. Accordingly, the Fund is currently in discussions with several interested parties regarding the sale of certain portfolio securities at values that could enable the Fund to repay the line of credit. The Fund is also pursuing arrangements to refinance the line of credit with another lender and may approach the current lender for another extension of the due date. There can be no assurance that the Fund can sell securities sufficient to pay off the line of credit, extend the existing line of credit or obtain a replacement facility by June 1, 2003. Should the Fund be unable to repay the line of credit, extend it or refinance it with another lender, portfolio securities may be required to be sold and such sales may be at values that are materially less than the Management Company's estimates of fair value.

     Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. The Fund has guaranteed obligations to financial institutions on behalf of Reliant Window Holdings, LLC ("RWH") and Equicom, Inc. ("Equicom") in the respective amounts of $1,439,000 and $759,000. RWH is currently servicing its obligations to the financial institution, and the Management Company does not expect the Fund to be required to provide funding under this guarantee. The Fund has made loans to Equicom from time to time to enable the company to service its debt, but the Management Company does not expect the Fund to advance more than $150,000 in 2003 for such purpose. In addition, the Fund has committed to invest up to $5,550,000 in the two venture capital funds in its portfolio. At December 31, 2002, $3,030,000 of such amount had been funded, and an additional $300,000 was funded on March 3, 2003. The Management Company does not expect the Fund to advance more than $900,000 of its remaining commitments to the venture capital funds in 2003. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund's equity interest in and its estimated fair value of the portfolio company could be reduced.

     At December 31, 2002 and 2001, the Fund was being charged interest at a rate of 3.92% and 4.40%, respectively. The interest rate on the line of credit is currently prime + 4%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit. The average daily balances outstanding on the Fund's line of credit during the years ended December 31, 2002, 2001 and 2000, was $10,842,927, $6,767,397 and $17,149,517, respectively.
During the years ended December 31, 2002, 2001 and 2000, the amount of interest paid in cash was $544,479, $441,015 and $1,580,299, respectively. The line of credit restricts the Fund's ability to incur additional indebtedness, pay dividends, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates.

     RIC Borrowings and Restricted Temporary Cash Investments - The Fund had a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. At December 31, 2002 and 2001, the Fund was being charged interest at a rate of 1.50% and 2.29%, respectively. Because of the nature and size of its portfolio investments, the Fund periodically borrowed money under this line of credit promissory note to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. The Fund had $58,000,000 and $62,000,000 outstanding on such note at December 31, 2002 and 2001, respectively, which is collateralized by restricted temporary cash investments of $58,000,000 and $62,000,000, respectively. Pursuant to the terms of the note, the Fund is required to repay the outstanding borrowings within five business days of the initial borrowing date. The Fund repaid the outstanding year end borrowings within this time period.

     The Fund's line of credit promissory note expired on January 1, 2003. During March 2003, the Fund borrowed $54,959,521 to make qualifying investments to maintain its RIC status by utilizing an established margin account with a securities brokerage firm. The Fund collateralized such borrowings with U.S. Treasury bills, cash and other portfolio securities in the margin account with a value of $58,706,608. The total amount borrowed was repaid on April 1, 2003. The Management Company believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there are no assurances that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and net realized gains and shareholders would be subject to income tax on any distributions from the Fund. Failure to continue to qualify as a RIC could be material to the Fund's shareholders in that they would suffer the loss of conduit tax treatment on any net realized income or gains.

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

     Privately-held portfolio securities - The fair value of investments for which no market exists (including 95% of the investments of the Fund at December 31, 2002) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

     Most of the Fund's common equity investments are appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. The banking environment currently has resulted in pressure on several of these Portfolio Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy.

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

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $82,653,260 (including $1,230,650 in publicly-traded securities, net of a $228,003 Valuation Discount) and $79,750,789 (including $605,860 in publicly-traded securities, net of a $276,686 Valuation Discount) at December 31, 2002 and 2001, respectively, the Fund's estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

     Stock-Based Compensation - The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25.

     The weighted average fair value of the stock options granted from our stock option plans during 2002 was $1.29 per share. During 2001, it was $0.402 per share (for officer options) and $1.499 per share (for director options) and during 2000, it was $1.71 per share. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                  2002               2001                2000
                                  ----    ---------------------------    ----
                                           Officers       Directors
                                          -----------    ------------
     Expected life              10 years     10 years     10 years     10 years
     Risk-free interest rate        5.15%        4.62%        5.32%        6.80%
     Volatility                    21.60%       25.38%       26.27%       26.30%
     Dividend Yield                 6.50%       10.00%        6.50%        6.50%

     Had the Fund accounted for the options using the fair value method under SFAS 123, the decrease in net assets from operations for each of the three years in the period ended December 31, 2002 would have been:


                                                          2002              2001               2000
                                                        --------       -------------      ------------
Increase (decrease) in net assets from                 $  23,698       $  (9,715,743)     $ (5,329,474)
  operations, as reported

Stock-based employee compensation expense
  (benefit) included in increase (decrease) in
  net assets from operations                             (14,434)         (1,522,422)          388,663

Stock-based employee compensation expense
  determined using fair value method                    (106,903)           (105,672)         (551,808)
                                                       ---------       -------------      ------------
Pro forma decrease in net assets from
  operations                                           $ (97,639)      $ (11,343,837)     $ (5,492,619)
                                                       =========       =============      ============

     Federal Income Taxes - The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to shareholders. Therefore, no provision for federal income taxes is recorded in the financial statements. The Fund borrows money from time to time to maintain its tax status under the Internal Revenue Code as a RIC. See Note 2 for further discussion of the Fund's RIC borrowings.

     Reclassifications - Certain reclassifications have been made to the prior years' balances to conform to the current year presentation.

     New Accounting Pronouncements - In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees". We continue to account for stock-based compensation in accordance with the provisions of APB No. 25. We have provided the disclosures required by SFAS 148.

     In November 2002 FASB interpretation, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others" was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002, and have been adopted by the Fund.

(4)  Management

     The Fund has entered into a management agreement with the Management Company. Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $50,000 is included in the accompanying Statements of Operations for each of the three years in the period ended December 31, 2002. The management fees paid by the Fund represent the Management Company's primary source of revenue and support. The Management Company is controlled by a privately-owned corporation.

     As compensation for services rendered to the Fund during 2002, each director who is not an officer of the Fund received an annual fee of $25,000 paid quarterly in arrears, a fee of $3,000 for each meeting of the Board of Directors attended in person, a fee of $1,500 for participation in each telephonic meeting of the Board of Directors and for each committee meeting attended ($500 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund's stock from time to time. (See Note 8). Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service. The aggregate amount of such cash fees paid by Portfolio Companies amounted to $256,750 for the year ended December 31, 2002. Additionally, two officers of the Management Company serve as directors of the Fund.

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

(5)  Federal Income Tax Matters

     The Fund is required to make distributions of any net taxable investment income on an annual basis, and may elect to distribute or retain net taxable realized capital gains. The Internal Revenue Service approved the Fund's request, effective October 31, 1998, to change its year-end for determining capital gains for purposes of Section 4982 of the Internal Revenue Code from December 31 to October 31.

     The Fund is not required to make any distributions for 2002 under income tax regulations. For the year ended December 31, 2002, the Fund had net investment income for book purposes of $145,483 and no distributable net investment income for tax purposes. The difference between book and tax was primarily attributable to accrued interest receivable from one Portfolio Company that was written off, offset by taxable income passed through by partnerships in which the Fund has an investment. The Fund had a net capital gain for book purposes of $802,235 and a net capital gain for tax purposes of $2,829,000, which was fully offset by accumulated capital losses from prior years. The difference was due primarily to the sale of securities in one Portfolio Company which had been acquired in a tax-free exchange. As of December 31, 2002, the Fund has a capital loss carryforward of $2,218,000, which may be used to offset future taxable capital gains. If not utilized, the loss carryforward will expire in 2006.

     The aggregate cost of investments for federal income tax purposes as of December 31, 2002 was $90,502,293. Such investments had unrealized appreciation of $28,885,442 and unrealized depreciation of $34,302,456 for book purposes, or net unrealized depreciation of $5,417,014. They had unrealized appreciation of $30,270,422 and unrealized depreciation of $33,154,589 for tax purposes, or net unrealized depreciation of $2,884,167 at December 31, 2002.

     For the year ended December 31, 2001, the Fund had net investment income for book purposes of $1,154,695 and no distributable net investment income for tax purposes. The difference between book and tax was primarily non-cash compensation expense recorded on the books related to the payment of the officers' notes. The Fund had a net realized capital loss for book purposes of $7,196,407 and $5,047,823 for tax purposes in 2001.

     For the year ended December 31, 2000, the Fund had net investment income for book purposes of $549,448 and no distributable net investment income for tax purposes. The difference between book and tax was primarily non-cash compensation expense recorded on the books related to dividends paid on shares owned by officers which secure limited recourse notes receivable by the Fund and non-taxable dividends received from one portfolio company. The Fund had a net realized capital loss for book purposes of $6,160,547 and a net realized short-term capital gain of $38,186 for tax purposes, which was fully offset by the net investment loss.

(6)  Dividends

     No dividends were declared for the year ended 2002. In lieu of any cash dividends in 2001, the Board of Directors declared a stock dividend of one additional share for each ten shares held by its stockholders of record as of December 3, 2001 and the Fund issued 566,638 shares in connection with such dividend on December 17, 2001. The Board of Directors declared dividends of $3,843,842 ($0.55 per share) during 2000. The 2000 dividends were paid in additional shares of common stock or in cash by specific election of the shareholders in December 2000. The 2000 dividend represented some long-term capital gains and ordinary income but was primarily a return of capital. The Fund paid $1,482,244 in cash and issued 294,990 additional shares of stock at $8.00568 per share, in December 2000 in connection with such dividends. In 2000, the Fund recorded non-cash compensation expense for the dividends paid on stock held by officers of $388,663.

(7)  Portfolio Securities

     During the year ended December 31, 2002, the Fund invested $783,749 in two new limited liability companies, which in turn invested in two existing Portfolio Companies and made follow-on investments of $8,451,097 in twelve portfolio companies, including $2,354,775 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $802,235 during the year ended December 31, 2002.

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

(8)  Stock Option Plan

     Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,200 shares of the Fund's common stock. Options are issued to the officers of the Fund at the discretion of the compensation committee in accordance with the Stock Incentive Plan. The options have a ten year life and vest 50% six months after the grant date and 16- 2/3% on the first, second and third anniversaries of the date of the grant.

     Under the Stock Incentive Plan, options to purchase 1,086,800 and 1,073,600 shares of the Fund's common stock with a weighted average exercise price of $8.42 and $8.43 per share were outstanding at December 31, 2002 and 2001, respectively. Of these options, 743,588 and 70,388 shares, with a weighted average exercise price per share of $8.75 and $18.60, were exercisable at December 31, 2002 and 2001, respectively. Of the outstanding options at December 31, 2002, 1,042,800 have exercise prices ranging from $7.69 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through May 2012.

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

     Under variable plan accounting applicable to these transactions, compensation expense was adjusted to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Non-cash compensation expense (benefit) under this arrangement was $(1,536,856) for the year ended December 31, 2001 and was recorded as a decrease to additional paid in capital. Interest earned on the notes receivable of $384,388 and $447,887 was recorded as an increase to additional paid in capital for the years ended December 31, 2001 and 2000.

         In April 2001, officers of the Fund surrendered options to acquire 247,077 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options were cancelled. On May 4, 2001, options to acquire a total of 13,200 shares at $8.4455 per share were issued to the non-officer directors. In addition, on November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of the terms of the dividend equivalent rights. Such accounting resulted in additional non-cash compensation (benefit) of $(14,434) for the year ended December 31, 2002, related to the 990,000 options issued in 2001.

         As of December 31, 2002, all outstanding options are "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. If all outstanding options for which the market price exceeds the exercise price at December 31, 2001 had been exercised, the Fund's net asset value would have been reduced by $0.10 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

         The following table reflects stock option activity for the three years ended December 31, 2002:

                                                  2002             2001         2000
                                                  ----             ----         ----
         Options outstanding at the             1,073,600          337,450      324,250
           beginning of the year
         Options granted during the year           13,200        1,003,200       13,200
         Options exercised during the year             -                -            -
         Options surrendered during the year           -          (247,077)          -
         Options expired during the year               -           (19,973)          -
                                               ----------       ----------     --------
         Options outstanding at the end
           of the year                          1,086,800        1,073,600      337,450
                                               ==========       ==========     ========
         Options exercisable at the
           end of the year                        743,588           70,388      288,167
                                               ==========       ==========     ========

(9)      Subsequent Events

         Subsequent to December 31, 2002, the Fund repaid a net $59,950,000 of notes payable to the bank, using the restricted temporary cash investments of $58,000,000 held at year end.

         On February 19, 2003, ENGlobal, Inc. made a principal payment on its 9.5% promissory note of $110,000, reducing the note balance to $2,670,000.

         On February 28, 2003, the Fund received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note.

         On March 3, 2003, the Fund invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in March 2000. $1,500,000 of such commitment has now been funded.

         On March 4, 2003, the Fund received $108,004 from Milam Enterprises, LLC, realizing a capital gain of $106,092.

         On March 7, 2003, the Fund advanced $75,000 to Equicom, Inc. pursuant to a 10% promissory note, thereby reducing the commitment to provide funding to Equicom by a like amount.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On Form 8-K dated July 10, 2002, the Fund reported the acceptance of Arthur Andersen LLP's resignation as accountants for the fiscal year 2002 and the appointment of PricewaterhouseCoopers LLP as accountants for the fiscal year 2002.

Item 10. Directors and Executive Officers of the Registrant.

     Information about the Directors and Executive Officers of the Registrant is incorporated by reference to the Fund's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 11, 2003 (the "2003 Proxy Statement").

Item 11. Executive Compensation.

     Information regarding Executive Compensation is incorporated by reference to the Fund's 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund's 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund's 2003 Proxy Statement.

Item 14. Controls and Procedures

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

     The Fund's Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer have reviewed and evaluated the effectiveness of the Fund's disclosure controls and procedures within 90 days prior to the date of this report. Based on their review and evaluation, the Fund's Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer concluded that the Fund's disclosure controls and procedures were effective in ensuring that information relating to the Fund was made known to them by others within the Fund in a timely manner, particularly during the period in which this Annual Report on Form 10-K was being prepared, and that no changes are required at this time.

     There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect the Fund's internal controls subsequent to the date the Fund completed its evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements                                                Page
       --------------------                                                ----

       Report of Independent Accountants - PricewaterhouseCoopers LLP        33

       Report of Independent Public Accountants - Arthur Andersen LLP        34

       Balance Sheets
       December 31, 2002 and 2001                                            35

       Statements of Operations for the years
       ended December 31, 2002, 2001 and 2000                                36

       Statements of Changes in Net Assets for the
       years ended December 31, 2002, 2001 and 2000                          37

       Statements of Cash Flows for the years ended
       December 31, 2002, 2001 and 2000                                      38

       Selected Per Share Data and Ratios for the
       five years ended December 31, 2002                                    40

       Schedule of Portfolio Securities
       December 31, 2002                                                     41

       Schedule of Portfolio Securities
       December 31, 2001                                                     47

       Notes to Financial Statements                                         51

       All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable or not present in amounts sufficient to require submission of the schedule.

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

     (d) Second Amendment and Restated Loan Agreement by and between Equus II Incorporated and Nations Bank, N.A., d/b/a Bank of America, N.A. dated June 1, 1999. [Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on form 10-Q for the quarter ended June 30, 1999.]

     (e) Fourth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated July 27, 2001. [Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on form 10-Q for the quarter ended September 30, 2001.]

     (f) Fifth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated July 1, 2002.

     (g) Sixth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated October 1, 2002.

     (h) Seventh Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated January 1, 2003.

     (i) Eighth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated February 14, 2003.

99   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1)  Certification by Chairman and Chief Executive Officer

     (2)  Certification by President and Principal Financial and Accounting
          Officer

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Fund during the last quarter of the period covered by this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                                 EQUUS II INCORPORATED

                                                 /s/ NOLAN LEHMANN
                                                 _________________________
Date:  April 8, 2003                             Nolan Lehmann, President

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

            Signature                    Title                                                  Date
            ---------                    -----                                                  ----
/s/ GREGORY J. FLANAGAN                 Director                                               April 8, 2003
________________________________
(Gregory J. Flanagan)

/s/ ROBERT L. KNAUSS                     Director                                               April 8, 2003
___________________________________
(Robert L. Knauss)

/s/ GARY R. PETERSEN                     Director                                               April 8, 2003
___________________________________
(Gary R. Petersen)

/s/ JOHN W. STORMS                       Director                                               April 8, 2003
___________________________________
(John W. Storms)

/s/ FRANCIS D. TUGGLE                    Director                                               April 8, 2003
___________________________________
(Francis D. Tuggle)

/s/ EDWARD E. WILLIAMS                   Director                                               April 8, 2003
___________________________________
(Edward E. Williams)

/s/ NOLAN LEHMANN                        President and Director                                 April 8, 2003
___________________________________
(Nolan Lehmann)                          (principal financial and accounting officer)

/s/ SAM P. DOUGLASS                      Chairman of the Board and Chief                        April 8, 2003
___________________________________
(Sam P. Douglass)                        Executive Officer (principal executive officer)

                                    EXHIBIT A

                    Form of Annual Certification Required by
        Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Sam P. Douglass, certify that:

     1.  I have reviewed this annual report on Form 10-K of Equus II
         Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003
                                                     /s/ SAM P. DOUGLASS
                                                     ___________________________
                                                     Sam P. Douglass
                                                     Chairman
                                                     Chief Executive Officer

                                    EXHIBIT A

                    Form of Annual Certification Required by
        Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Nolan Lehmann, certify that:

     1.  I have reviewed this annual report on Form 10-K of Equus II
         Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003
                                                  /s/ NOLAN LEHMANN
                                                  ______________________________
                                                  Nolan Lehmann
                                                  President
                                                  Principal Financial and
                                                  Accounting Officer