Form 10-Q
period 2003-03-31
EQUUS II INC
filed 2003-05-15
CIK 878932

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 6,233,021 shares of the registrant's common stock, $.001 par value, outstanding, as of May 13, 2003. The net asset value of a share at March 31, 2003 was $12.79.

                              EQUUS II INCORPORATED
                            (A Delaware Corporation)

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance Sheets

             - March 31, 2003 and December 31, 2002............................1

             Statements of Operations

             - For the three months ended March 31, 2003 and 2002..............2

             Statements of Changes in Net Assets

             - For the three months ended March 31, 2003 and 2002..............3

             Statements of Cash Flows

             - For the three months ended March 31, 2003 and 2002..............4

             Selected Per Share Data and Ratios

             - For the three months ended March 31, 2003 and 2002 .............6

             Schedule of Portfolio Securities

             - March 31, 2003..................................................7

             Notes to Financial Statements....................................13

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................20

   Item 3.   Quantitative and Qualitative Disclosure about Market Risk........25

PART II.  OTHER INFORMATION

   Item 4.   Controls and Procedures..........................................25

   Item 6.   Exhibits and Reports on Form 8-K.................................26

SIGNATURE.....................................................................27

Part I. Financial Information

Item 1. Financial Statements

                             EQUUS II INCORPORATED
                                 BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                  (Unaudited)

                                                             2003           2002
                                                         ------------   ------------
Assets

Investments in portfolio securities at fair value
   (cost $82,088,042 and $92,611,224, respectively)      $ 87,382,558   $ 87,194,210
Restricted cash & temporary investments, at cost which
   approximates fair value                                 55,432,419     58,000,000
Cash                                                            4,852            442
Temporary cash investments, at cost which approximates
   fair value                                                 526,011        516,236
Accounts receivable                                            15,367         15,330
Accrued interest receivable                                 3,037,650      2,610,639
                                                         ------------   ------------
      Total assets                                        146,398,857    148,336,857
                                                         ------------   ------------

Liabilities and net assets

Liabilities:
   Accounts payable                                           116,881        200,882
   Due to management company                                  783,450        384,880
   Revolving line of credit                                10,825,000     12,775,000
   Brokerage margin account obligation                     54,959,521             --
   Line of credit promissory note                                  --     58,000,000
                                                         ------------   ------------
      Total liabilities                                    66,684,852     71,360,762
                                                         ------------   ------------
Commitments and contingencies

Net assets:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares outstanding                            --             --
   Common stock, $.001 par value, 25,000,000 shares
      authorized, 6,233,021 shares outstanding                  6,233          6,233
   Additional paid-in capital                              82,496,540     82,496,540
   Undistributed net investment losses                       (296,815)      (423,919)
   Undistributed net capital gains (losses)                (7,786,469)       314,255
   Unrealized appreciation (depreciation) of portfolio
      securities, net                                       5,294,516     (5,417,014)
                                                         ------------   ------------
      Total net assets                                   $ 79,714,005   $ 76,976,095
                                                         ============   ============
      Net assets per share                               $      12.79   $      12.35
                                                         ============   ============

                          The accompanying notes are an
                   integral part of these financial statements

                             EQUUS II INCORPORATED
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)

                                                                          2003           2002
                                                                       -----------   -----------
Investment income:
   Interest income from portfolio securities                           $   803,598   $   490,281
   Dividend income from portfolio securities                                43,000       756,703
   Interest from temporary cash investments                                  2,408        10,067
                                                                       -----------   -----------
      Total investment income                                              849,366     1,257,051
                                                                       -----------   -----------
Expenses:
   Management fees                                                         398,570       393,151
   Director fees and expenses                                               54,555        61,556
   Professional fees                                                        67,125        40,953
   Administrative fees                                                      12,500        12,500
   Mailing, printing and other expenses                                      6,448         9,774
   Interest expense                                                        183,064       154,314
   Non-cash compensation expense                                                --        41,859
   Franchise taxes                                                              --        36,860
                                                                       -----------   -----------
      Total expenses                                                       722,262       750,967
                                                                       -----------   -----------
Net investment income                                                      127,104       506,084
                                                                       -----------   -----------
Realized loss on sales of portfolio securities, net                     (8,100,724)     (666,922)
                                                                       -----------   -----------
Unrealized appreciation (depreciation) of portfolio securities, net:
   End of period                                                         5,294,516    (2,710,696)
   Beginning of period                                                  (5,417,014)   (4,492,995)
                                                                       -----------   -----------
   Increase in unrealized appreciation (depreciation), net              10,711,530     1,782,299
                                                                       -----------   -----------
   Total increase in net assets from operations                        $ 2,737,910   $ 1,621,461
                                                                       ===========   ===========

                         The accompanying notes are an
                  integral part of these financial statements

                              EQUUS II INCORPORATED
                       STATEMENTS OF CHANGES IN NET ASSETS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                            2003           2002
                                                         -----------   -----------
Operations:

   Net investment income                                 $   127,104   $   506,084
   Realized loss on sales of portfolio securities, net    (8,100,724)     (666,922)
   Decrease in unrealized depreciation of portfolio
      securities, net                                     10,711,530     1,782,299
                                                         -----------   -----------

Increase in net assets from operations                     2,737,910     1,621,461
                                                         -----------   -----------

Capital Transactions:

   Non-cash compensation expense                                  --        41,859
                                                         -----------   -----------

Increase in net assets from capital transactions                  --        41,859
                                                         -----------   -----------

Increase in net assets                                     2,737,910     1,663,320

Net assets at beginning of period                         76,976,095    76,966,831
                                                         -----------   -----------

Net assets at end of period                              $79,714,005   $78,630,151
                                                         ===========   ===========

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                           2003           2002
                                                                       ------------   ------------
Cash flows from operating activities:
   Interest and dividends received                                     $     95,411   $    591,796
   Cash paid to management company, directors,
      bank and suppliers                                                   (407,692)      (753,777)
                                                                       ------------   ------------

      Net cash used by operating activities                                (312,281)      (161,981)
                                                                       ------------   ------------

Cash flows from investing activities:
   Purchase of portfolio securities                                        (375,000)    (3,114,329)
   Proceeds from sales of portfolio securities                            1,159,854      4,844,558
   Principal payments from portfolio securities                           1,964,547             --
   Sales (purchases) of restricted cash & temporary investments, net      2,567,581     (1,000,000)
   Advances to portfolio companies                                              (37)          (109)
                                                                       ------------   ------------

      Net cash provided by investing activities                           5,316,945        730,120
                                                                       ------------   ------------

Cash flows from financing activities:
   Borrowings under brokerage margin account                             54,959,521             --
   Advances from bank                                                       375,000     64,900,000
   Repayments to bank                                                   (60,325,000)   (64,575,000)
                                                                       ------------   ------------

      Net cash provided (used) by financing activities                   (4,990,479)       325,000
                                                                       ------------   ------------

Net increase in cash and cash equivalents                                    14,185        893,139

Cash and cash equivalents at beginning of period                            516,678         33,677
                                                                       ------------   ------------

Cash and cash equivalents at end of period                             $    530,863   $    926,816
                                                                       ============   ============

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                   (Continued)

                                                               2003          2002
                                                           ------------   -----------
Reconciliation of increase in net assets from operations
   to net cash used by operating activities:

Increase in net assets from operations                     $  2,737,910   $ 1,621,461

Adjustments to reconcile increase in net assets from operations to net cash used by operating activities:

   Realized loss on sales of portfolio securities, net        8,100,724       666,922
   Decrease in unrealized depreciation, net                 (10,711,530)   (1,782,299)
   Accrued interest and dividends exchanged for
      portfolio securities                                     (326,943)     (415,371)
   Increase in accrued interest receivable                     (427,011)     (249,883)
   Non-cash compensation expense                                     --        41,859
   Decrease in accounts payable                                 (84,001)      (52,987)
   Increase in due to management company                        398,570         8,317
                                                           ------------   -----------

Net cash used by operating activities                      $   (312,281)  $  (161,981)
                                                           ============   ===========

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
          SUPPLEMENTAL INFORMATION - SELECTED PER SHARE DATA AND RATIOS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                         2003     2002
                                                                        ------   ------
Investment income                                                       $ 0.13   $ 0.20

Expenses                                                                  0.11     0.12
                                                                        ------   ------
Net investment income                                                     0.02     0.08

Realized loss on sale of portfolio securities, net                       (1.30)   (0.11)

Decrease in unrealized depreciation of portfolio securities, net          1.72     0.29
                                                                        ------   ------
Increase in net assets from operations                                    0.44     0.26
                                                                        ------   ------
Capital Transactions:

Non-cash compensation expense                                               --     0.01
                                                                        ------   ------
Increase in net assets from capital transactions                            --     0.01
                                                                        ------   ------
Net increase in net assets                                                0.44     0.27

Net assets at beginning of period                                        12.35    12.35
                                                                        ------   ------
Net assets at end of period                                             $12.79   $12.62
                                                                        ======   ======
Weighted average number of shares outstanding during year,
   in thousands                                                          6,233    6,233

Market value                                                            $ 6.91   $ 7.82

Ratio of expenses to average net assets                                   0.92%    0.97%

Ratio of net investment income to average net assets                      0.16%    0.65%

Ratio of increase in net assets from operations to average net assets     3.49%    2.08%

Total return on market price                                              4.07%    0.39%

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2003
                                   (Unaudited)

                                                                 Date of
                   Portfolio Company                       Initial Investment      Cost     Fair Value
                   -----------------                       ------------------   ---------   ----------
Alenco Window Holdings II, LLC                                 January 2002
   Manufacturer & distributor of alumimnum
      and vinyl windows
      -24% membership interest                                                  $     227   $3,200,000

American Trenchless Technology, LLC                           February 2001
   Boring, tunneling and directional drilling
      -100,000 shares of preferred stock                                        1,208,144           --
      -1,934,532 shares of common stock                                           116,550           --
      -50% membership interest in Glendale, LLC                                   300,000      300,000

The Bradshaw Group                                               May 2000
   Sells and services midrange and high-speed
      printing equipment
      -Prime + 2% promissory note with a face amount                                   --           --
         of $398,383 /(2)/
      -15% promissory note /(2)/                                                  459,545           --
      -1,335,000 shares of preferred stock                                      1,335,000           --
      -Warrant to buy 2,229,450 shares of common
          stock for $0.01 through May 2008                                              1           --

Champion Window Holdings, Inc.                                  March 1999
   Manufacturer & distributor of residential windows
      -1,400,000 shares of common stock                                         1,400,000   18,800,000

CMC Investments, LLC                                          December 2001
   Manufacturer of oil and gas drilling rigs
      -21% membership interest                                                    781,805      232,358
      -4,432 shares of Weatherford International
          common stock                                                            256,806      167,397

Container Acquisition, Inc.                                   February 1997
   Shipping container repair & storage
      -78,318 shares of preferred stock                                         7,831,800    1,500,000
      -Conditional warrant to buy up to 370,588 shares
          of common stock at $0.01 through February 2007                            1,000           --
      -1,370,000 shares of common stock                                         1,370,000           --
      -85% membership interest in CCI-ANI
          Finance, LLC                                                          1,571,000    2,000,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2003
                                   (Unaudited)
                                   (Continued)

                                                                         Date of
                   Portfolio Company                               Initial Investment      Cost      Fair Value
                   -----------------                               ------------------   ----------   ----------
Doane PetCare Enterprises, Inc.                                       October 1995
   (formerly Summit/DPC Partners, L.P.)
   Manufacturer of private label pet food
      -1,943,598 shares of common stock                                                 $3,936,643   $5,000,000

The Drilltec Corporation                                              August 1998
   Provides protection & packaging for pipe & tubing
      -Prime + 9.75% promissory note /(2)/                                               1,000,000           --

ENGlobal, Inc. (AMEX; ENG)                                           December 2001
   (formerly Industrial Data Systems Corporation)
   Engineering and consulting services
      -9.5% promissory note /(1)/                                                        2,670,000    2,670,000
      -2,588,000 shares of convertible preferred stock /(1)(3)/                          2,588,000    2,588,000
      -1,225,758 shares of common stock                                                    716,461    1,637,398
      -Options to acquire 200,000 shares of common stock                                        --           --

Equicom, Inc.                                                         July 1997
   Radio stations
      -10% promissory notes                                                              3,191,730    3,191,730
      -657,611 shares of preferred stock                                                 6,576,110           --
      -452,000 shares of common stock                                                      141,250           --

Equipment Support Services, Inc.                                     December 1999
   Equipment rental
      -8% promissory note /(2)/                                                          1,138,000           --
      -35,000 shares of preferred stock                                                  1,929,000           --
      -35,000 shares of common stock                                                       101,500           --

GCS RE, Inc.                                                         February 1989
   Investment in real estate
      - 1,000 shares of common stock                                                       320,924      600,000

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2003
                                   (Unaudited)
                                   (Continued)

                                                                  Date of
                      Portfolio Company                     Initial Investment      Cost      Fair Value
                      -----------------                     ------------------   ----------   ----------
Jones Industrial Services, Inc.                                 July 1998
   (formerly United Industrial Services, Inc.)
   Field service for petrochemical & power
      generation industries
      -35,000 shares of preferred stock                                          $3,500,000   $2,500,000
      -Warrant to buy 63,637 shares of common stock
          at $0.01 through June 2008                                                    100           --

NCI Building Systems, Inc. (NYSE: NCS)                          April 1989
   Design & manufacture metal buildings
      -200,000 shares of common stock                                               159,784    3,102,000

PalletOne, Inc.                                                October 2001
   Wooden pallet manufacturer
      -3,465,000 shares of preferred stock /(1)(3)/                               3,465,000    3,500,000
      -350,000 shares of common stock                                               350,000           --

Reliant Window Holdings, LLC                                   February 2001
   Manufacturer & distributor of aluminum & vinyl windows
      -36.86% membership interest                                                   372,256    4,800,000

Sovereign Business Forms, Inc.                                  August 1996
   Business forms manufacturer
      -15% promissory notes /(1)(3)/                                              3,923,366    3,923,366
      -19,561 shares of preferred stock /(1)(3)/                                  1,956,100    1,735,000
      -Warrant to buy 551,894 shares of common stock
          at $1 per share through August 2006                                            --           --
      -Warrant to buy 25,070 shares of common stock
          at $1.25 per share through October 2007                                        --           --
      -Warrant to buy 273,450 shares of common stock
          at $1 per share through October 2009                                           --           --

Spectrum Management, LLC                                       December 1999
   Business & personal property protection
      -285,000 units of Class A equity interest                                   2,850,000    2,850,000
      -16% subordinated promissory note /(1)/                                     1,303,698    1,303,698

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2003
                                   (Unaudited)
                                   (Continued)

                                                                 Date of
                      Portfolio Company                    Initial Investment      Cost        Fair Value
                      -----------------                    ------------------   -----------   -----------
Sternhill Partners I, LP                                       March 2000
   Venture capital fund
      -3% limited partnership interest                                          $ 1,801,604   $   650,000

Strategic Holdings, Inc.                                     September 1995
   Processor of recycled glass
      -15% promissory note                                                        6,750,000     6,750,000
      -3,822,157 shares of Series B preferred stock                               3,820,624     3,820,624
      -Warrant to buy 225,000 shares of common
          stock at $0.4643 per share through August 2005                                 --        98,000
      -Warrant to buy 100,000 shares of common
          stock at $1.50 per share through August 2005                                   --            --
      -Warrant to buy 2,219,237 shares of common
          stock at $0.01 per share through November 2005                                 --     2,035,000
      -3,089,751 shares of common stock                                           3,088,389     2,867,000
      -15% promissory note of SMIP, Inc.                                            175,000       175,000
      -1,000 shares of SMIP, Inc. common stock                                      150,000        24,000

Turfgrass America, Inc.                                         May 1999
   Grows, sells & installs warm season turfgrasses
      -12% subordinated promissory note                                             288,580       288,580
      -12% subordinated promissory note                                             502,035       502,035
      -12% subordinated promissory note
          with a face amount of $4,000,000 /(3)/                                  3,821,372     3,821,372
      -1,507,226 shares of convertible preferred stock                              768,638            --
      -Warrants to buy 250,412 shares of common
          stock at $0.51 per share through April 2010                                    --            --
      -211,184 shares of common stock                                               600,000            --

Vanguard VII, L.P.                                             June 2000
   Venture capital fund
      -1.3% limited partnership interest                                          1,500,000       750,000
                                                                                -----------   -----------
         Total                                                                  $82,088,042   $87,382,558
                                                                                ===========   ===========

(1)  Income-producing. All other securities are considered non-income producing.
(2) As of March 31, 2003, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest, and they may be collected in the future.
(3) Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2003
                                   (Unaudited)
                                   (Continued)

     Substantially all of the Fund's portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund's investment in each portfolio company, including registration rights and related costs.

     In connection with the investments in American Trenchless Technology, LLC, Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Jones Industrial Services, Inc. Sovereign Business Forms, Inc., Strategic Holdings, Inc. and Turfgrass America, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

     As defined in the Investment Company Act of 1940, at March 31, 2003, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management LLC, and Strategic Holdings, Inc. The fair value of the Fund's investment in ENGlobal, Inc. includes a discount of $654,770 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at March 31, 2003.

     Income was earned in the amount of $522,868 and $929,273 for the three months ended March 31, 2003 and 2002, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $250,032 and $179,876 for the three months ended March 31, 2003 and 2002, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

     As defined in the Investment Company Act of 1940, all of the Fund's investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. ("Doane"), Equipment Support Services, Inc., Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 93% of the total value of the investments in portfolio companies at March 31, 2003.

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                        SCHEDULE OF PORTFOLIO SECURITIES
                                 MARCH 31, 2003
                                   (Unaudited)
                                   (Continued)

     The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund's portfolio companies (except for Doane, PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

     The Fund's investments in portfolio securities consist of the following types of securities at March 31, 2003:

                                                                      Percentage
           Type of Securities               Cost       Fair Value   of Fair Value
           ------------------           -----------   -----------   -------------
Common Stock                            $12,965,112   $32,365,154        37.1%
Secured and Subordinated Debt            25,223,326    22,625,780        25.9%
Preferred Stock                          34,978,416    15,642,624        17.9%
Limited Liability Company Investments     5,618,483    13,215,000        15.1%
Options and Warrants                          1,101     2,133,000         2.4%
Limited Partnership Investments           3,301,604     1,400,000         1.6%
                                        -----------   -----------       -----
   Total                                $82,088,042   $87,382,558       100.0%
                                        ===========   ===========       =====

     The following is a summary by industry of the Fund's investments as of March 31, 2003:

             Industry                                  Fair Value   Percentage
             --------                                 -----------   ----------
Business products and Services                        $ 9,812,064      11.2%
Commercial Building Products                            3,102,000       3.5%
Consumer Goods                                          5,000,000       5.7%
Energy                                                    399,755       0.5%
Engineering and Consulting Services                     6,895,398       7.9%
Industrial Products and Services                       18,569,624      21.2%
Media                                                   3,191,730       3.7%
Residential Building Products                          26,800,000      30.7%
Shipping Products and Services                          7,000,000       8.0%
Turfgrass and Landscape Products                        4,611,987       5.3%
Venture Funds and Other                                 2,000,000       2.3%
                                                      -----------     -----
   Total                                              $87,382,558     100.0%
                                                      ===========     =====

                          The accompanying notes are an
                   integral part of these financial statements

                              EQUUS II INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

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

(2)  Liquidity and Financing Arrangements

     Liquidity and Revolving Line of Credit - The Fund has a $11,965,000 revolving line of credit with Bank of America, N.A. that expires on June 1, 2003. The Fund uses its revolving line of credit for liquidity to pay operating expenses of the Fund and for new and follow-on investments in portfolio securities. The Fund had $10,825,000 outstanding under this line of credit at March 31, 2003, which is collateralized by the Fund's investments in portfolio securities. As of May 13, 2003, the Fund's availability under the revolving line of credit is approximately $1,090,000.

     The line of credit, as amended, provides that any proceeds received from the sale of portfolio securities or from repayments by Portfolio Companies of the principal amount of loans must be used to pay down the line of credit. As such payments are made, the Fund's availability under the facility is reduced by a corresponding amount. The lender has asked the Fund to take steps to pay off the line of credit. Accordingly, the Fund is currently in discussions with interested parties regarding the sale of certain portfolio securities at values that could enable the Fund to repay the line of credit. The Fund is also pursuing arrangements to refinance the line of credit with another lender and has approached the current lender for another extension of the due date. There can be no assurance that the Fund can sell securities sufficient to pay off the line of credit, extend the existing line of credit or obtain a replacement facility by June 1, 2003. Should the Fund be unable to repay the line of credit, extend it or refinance it with another lender, portfolio securities may be required to be sold and such sales may be at values that are materially less than the Management Company's estimates of fair value.

     Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. The Fund has guaranteed obligations to financial institutions on behalf of Reliant

Window Holdings, LLC ("RWH"), Equicom, Inc. ("Equicom") and SMIP, Inc. ("SMIP") in the respective amounts of $1,439,000, $683,520 and $420,000. RWH is currently servicing its obligations to the financial institution, and the Management Company does not expect the Fund to be required to provide funding under this guarantee. The Fund has made loans to Equicom from time to time to enable the company to service its debt, but the Management Company does not expect the Fund to advance more than $100,000 for the last three quarters in 2003 for such purpose. In addition, the Fund has committed to invest up to $5,550,000 in the two venture capital funds in its portfolio. At March 31, 2003, $3,330,000 of such amount had been funded. The Management Company does not expect the Fund to advance more than $700,000 of its remaining commitments to the venture capital funds in 2003. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund's equity interest in and its estimated fair value of the portfolio company could be reduced.

     The interest rate on the line of credit is currently prime + 4%. The Fund also pays interest at the rate of 1/4% per annum on the unused portion of the line of credit. The average daily balances outstanding on the Fund's line of credit during the three months ended March 31, 2003 and 2002 was $12,076,389 and $10,520,556, respectively. During the three months ended March 31, 2003 and 2002, the amount of interest paid in cash was $191,192 and $126,900, respectively. The line of credit restricts the Fund's ability to incur additional indebtedness, pay dividends, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates.

     RIC Borrowings, Restricted Cash and Temporary Investments - The Fund had a $100,000,000 line of credit promissory note with Bank of America N.A. through January 1, 2003, with interest payable at 1/2% over the rate earned on its money market account. Because of the nature and size of its portfolio investments, the Fund periodically borrowed money under this line of credit promissory note to make qualifying investments to maintain its tax status as a regulated investment company ("RIC") under the Internal Revenue Code. The Fund had $58,000,000 outstanding on such note at December 31, 2002, which was collateralized by restricted temporary cash investments of $58,000,000. Pursuant to the terms of the note, the Fund is required to repay the outstanding borrowings within five business days of the initial borrowing date. The Fund repaid the outstanding quarter end borrowings within this time period.

     The Fund's line of credit promissory note expired on January 1, 2003. During March 2003, the Fund borrowed $54,959,521 to make qualifying investments to maintain its RIC status by utilizing an established margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments of $55,432,419 and other portfolio securities of $3,274,189 in the margin account. The U.S. Treasury bills were sold, and the total amount borrowed was repaid on April 1, 2003. The Management Company believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund's shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains and distributions to shareholders would be subject to income tax as ordinary dividends.

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

     Privately-held portfolio securities - The fair value of investments for which no market exists (including 96% of the investments of the Fund at March 31, 2003) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment is the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities

     Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. Appraisal valuations are based upon such factors as a Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company's current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

     Most of the Fund's common equity investments are appraised at a multiple of historical free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. The banking environment currently has resulted in pressure on several of these Portfolio Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy.

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

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $84,113,200 (including $1,637,398 in publicly-traded securities, net of a $654,770 Valuation Discount) and $82,653,260 (including $1,230,650 in publicly-traded securities, net of a $228,003 Valuation Discount) at March 31, 2003 and December 31, 2002, respectively, the Fund's estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

     Stock-Based Compensation - The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No.
25. Had the Fund accounted for the options using the fair value method under SFAS 123, the decrease in net assets from operations for the three months ended March 31, 2003 and 2002, respectively, would have been:

                                                           2003         2002
                                                        ----------   ----------
Increase in net assets from operations, as reported     $2,737,910   $1,621,461
Stock-based employee compensation expense included
   in increase in net assets from operations                    --       41,859
Stock-based employee compensation expense
   determined using fair value method                      (18,636)     (26,726)
                                                        ----------   ----------
Pro forma increase in net assets from operations        $2,719,274   $1,636,594
                                                        ==========   ==========

(4)  Management

     The Fund has entered into a management agreement with the Management Company. Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $12,500 is included in the accompanying Statements of Operations for each of the three months ended March 31, 2003 and 2002. The management fees paid by the Fund represent the

Management Company's primary source of revenue and support. The Management Company is controlled by a privately-owned corporation.

     As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund's stock from time to time. (See
Note 8). Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service. Additionally, two officers of the Management Company serve as directors of the Fund.

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

     The Fund was not required to make any distributions for 2002 under income tax regulations. As of December 31, 2002, the Fund had a capital loss carryforward of $2,218,000, which may be used to offset future taxable capital gains. If not utilized, the loss carryforward will expire in 2006.

(6)  Dividends

     The Fund declared no dividends during the three months ended March 31, 2003 and 2002.

(7)  Portfolio Securities

     During the three months ended March 31, 2003, the Fund made follow-on investments of $701,943 in five companies, including $326,943 in accrued interest and dividends in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital loss of $8,100,724 during the three months ended March 31, 2003.

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

(8)  Stock Option Plan

     Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan ("Stock Incentive Plan"), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,200 shares of the Fund's common stock. Options are issued to the officers of the Fund at the discretion of the compensation committee in accordance with the Stock Incentive Plan. The options have a ten year life and vest 50% six months after the grant date and 16 2/3% on the first, second and third anniversaries of the date of the grant.

     Under the Stock Incentive Plan, options to purchase 1,086,800 and 1,073,600 shares of the Fund's common stock with a weighted average exercise price of $8.42 and $8.43 per share were outstanding at March 31, 2003 and 2002, respectively. Of these options, 743,588 and 70,388 shares, with a weighted average exercise price per share of $8.75 and $18.60 were exercisable at March 31, 2003 and 2002, respectively. Of the outstanding options at March 31, 2003, 1,027,400 have exercise prices ranging from $7.60 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through November 2011.

     In April 2001, officers of the Fund surrendered options to acquire 247,077 shares of common stock pursuant to the Stock Incentive Plan back to the Fund, and such options were cancelled. On May 4, 2001, options to acquire a total of 13,200 shares at $8.4455 per share were issued to the non-officer directors. In addition, on November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of terms of the dividend equivalent rights. The Fund is currently discussing with the Securities and Exchange Commission whether a business development company is authorized to issue dividend equivalent rights with options. Since November 2001, no cash dividends have been declared by the Fund. Consequently, no amounts have accumulated to the option holders related to the dividend equivalent rights. Variable plan accounting resulted in additional non-cash compensation expense of $41,859 during the quarter ended March 31, 2002, related to the 990,000 options issued in 2001.

     As of March 31, 2003 and December 31, 2002, all outstanding options were "out of the money" and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

(9)  Subsequent Events

     On April 1, 2003, the Fund sold the U.S. Treasury bills for $54,964,465 and repaid the margin loan.

     In April and May 2003, the Fund sold 4,432 shares of common stock of Weatherford International, Inc. for $183,005, realizing a capital loss of $73,829.

     On May 9, 2003, the Independent Directors approved an extension of the Management Agreement through June 30, 2004.

     On May 13, 2003, the Fund advanced $75,000 to Equicom, Inc. pursuant to a 10% promissory note, thereby reducing the guarantee commitment to Equicom's lender by a like amount.

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

     Privately-held portfolio securities - The fair value of investments for which no market exists (96% of the investments held by the Fund at March 31, 2003) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current "fair value" of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company's estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities

     Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. Appraisal valuations are based upon such factors as a Portfolio Company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company's current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

     Most of the Fund's common equity investments are appraised at a multiple of historical free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company's experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. The banking environment currently has resulted in pressure on several of these Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company's securities continue to be valued assuming that the company is a going concern. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund's investment could be reduced or eliminated through foreclosure on the Portfolio Company's assets or the Portfolio Company's reorganization or bankruptcy.

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

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities.

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

Liquidity and Capital Resources

     At March 31, 2003, the Fund had $87,382,558 of its assets invested in portfolio securities of 19 companies and two venture capital funds.

     The Fund has a $11,965,000 revolving line of credit with Bank of America, N.A. that expires on June 1, 2003. The Fund uses its revolving line of credit for liquidity to pay operating expenses of the Fund and for new and follow-on investments in portfolio securities. The Fund had $10,825,000 outstanding under this line of credit at March 31, 2003, which is collateralized by the Fund's investments in portfolio securities. As of May 13, 2003, the Fund's availability under the revolving line of credit is approximately $1,090,000.

     The line of credit, as amended, provides that any proceeds received from the sale of portfolio securities or from repayments by portfolio companies of the principal amount of loans must be used to pay down the line of credit. As such payments are made, the Fund's availability under the facility is reduced by a corresponding amount. The line of credit also restricts the Fund's ability to incur additional indebtedness, pay dividends, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates.

     The lender has asked the Fund to take steps to pay off the line of credit. Accordingly, the Fund is currently in discussions with interested parties regarding the sale of certain portfolio securities at values that could enable the Fund to repay the line of credit. The Fund is also pursuing arrangements to refinance the line of credit with another lender and has approached the current lender for another extension of the due date. There can be no assurance that the Fund can sell securities sufficient to pay off the line of credit, extend the existing line of credit or obtain a replacement facility by June 1, 2003. Should the Fund be unable to repay the line of credit, extend it or refinance it with another lender, portfolio securities may be required to be sold and such sales may be at values that are materially less than Management's estimates of fair value.

     Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. The Fund has guaranteed obligations to financial institutions on behalf of Reliant Window Holdings, LLC ("RWH"), Equicom, Inc. ("Equicom") and SMIP, Inc. ("SMIP") in the respective amounts of $1,439,000, $683,520 and $420,000. RWH is currently servicing its obligations to the financial institution, and the Management Company does not expect the Fund to be required to provide funding under this guarantee. The Fund has made loans to Equicom from time to time to enable the company to service its debt, but the Management Company does not expect the Fund to advance more than $100,000 for the last three quarters in 2003 for such purpose. In addition, the Fund has committed to invest up to $5,550,000 in the two venture capital funds in its portfolio. At March 31, 2003, $3,330,000 of such amount had been funded. The Management Company does not expect the Fund to advance more than $700,000 of its remaining commitments to the venture capital funds in 2003. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund's equity interest in and its estimated fair value of the portfolio company could be reduced.

     Net cash used by operating activities was $239,569 and $161,981 for the three months ended March 31, 2003 and 2002, respectively. Management believes that borrowings available under the revolving line of credit, net investment income and proceeds from sales of portfolio securities will be sufficient for the liquidity needs of the Fund. Approximately $22.6 million in estimated value of the Fund's investments are in the form of notes receivable from Portfolio Companies. At March 31, 2003, two of these notes, with an estimated fair value of $7,744,738, provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes.

     Because of the nature and size of its portfolio investments, the Fund periodically borrowed money under a line of credit promissory note to make qualifying investments to maintain its tax status under the Internal Revenue Code as a regulated investment company ("RIC"). The Fund's line of credit promissory note expired on January 1, 2003. Management believes the Fund will be able to borrow sufficient funds to maintain its RIC status in the future by utilizing an established margin account with a securities brokerage firm, supplemented by collateralized loans from banks, if necessary. However, there are no assurances that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds to make qualifying investments, the Fund may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains and distributions to shareholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to the Fund's shareholders.

     At March 31, 2003, the Fund had $54,959,521 of its total assets of $146,398,857 invested in U.S. Treasury bills. These securities were held by a securities brokerage firm in an established margin account that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company, and were pledged along with cash and securities to secure the payment of the margin account balance. Such amount was repaid to the brokerage firm on April 1, 2003.

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

Results of Operations

Investment Income and Expense

     Net investment income after all expenses amounted to $127,104 and $506,084 for the three months ended March 31, 2003 and 2002, respectively. Income from portfolio securities was $846,958 for the three months ended March 31, 2003 and $1,246,984 for the comparable period in 2002. The decrease from 2003 to 2002 is due to dividends received in 2002 from Champion Window Holdings, Inc., when the preferred stock was redeemed, and from Container Acquisition, Inc. This decrease is partially offset by interest income accrued in 2003 on the note receivable from Strategic Holdings, Inc. Professional fees increased to $67,125 in 2003 from $40,953 in 2002. Director fees and expenses decreased to $54,555 in 2003 from $61,556 in 2002. Interest expense increased to $183,064 in 2003 from $154,314 in 2002 due to an increase in the average daily balances outstanding on the lines of credit to $12,076,389 during the three months ended March 31, 2003 from $10,520,556 during the comparable period in 2002.

     The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $398,570 and $393,151 during the three months ended March 31, 2003 and 2002, respectively. The decrease in management fees during the three months ended March 31, 2003 was due to a decrease in net assets between the two periods.

     On November 14, 2001, options to acquire a total of 990,000 shares of common stock at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of terms of the dividend equivalent rights. Such accounting resulted in non-cash compensation expense of $41,859 during the quarter ended March 31, 2002, related to the 990,000 options issued in 2001.

Realized Gains and Losses on Sales of Portfolio Securities

     During the three months ended March 31, 2003, the Fund realized net capital losses of $8,100,724 from the sale of securities of three Portfolio Companies. The Fund received $108,004 for its remaining investment in Milam Enterprises, LLC, realizing a capital gain of $106,093. The Fund received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note, realizing a capital gain of $551,850 relating to the unamortized original issue. In addition, the Fund received $500,000 for its investment in FS Strategies, Inc., realizing a capital loss of $8,758,667.

     During the three months ended March 31, 2002, the Fund realized net capital losses of $666,922 from the sale of securities of one Portfolio Company. The Fund sold 60,595 shares of its investment in Weatherford International for $2,844,558, realizing a capital loss of $666,922.

Depreciation of Portfolio Securities

     Net unrealized appreciation (depreciation) on investments changed by $10,711,530 during the three months ended March 31, 2003 from unrealized depreciation of $(5,417,014) to unrealized appreciation of $5,294,516. Such change resulted from increases in the estimated fair value of six of the Fund's Portfolio Companies aggregating $5,177,935, decreases in the estimated fair value of nine of the Fund's Portfolio Companies aggregating $3,626,983 and the transfer of $9,160,578 in net unrealized depreciation to net capital loss from the sale or disposition of investments in two of the Fund's Portfolio Companies.

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

Dividends

     The Fund declared no dividends for the three months ended March 31, 2003 and 2002.

Portfolio Investments

     During the three months ended March 31, 2003, the Fund made follow-on investments of $701,943 in five portfolio companies, including $326,944 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

     For the quarter ended March 31, 2003, the Fund received an additional 430 shares of preferred stock of Sovereign Business Forms, Inc. ("Sovereign") in dividends. In addition, Sovereign elected to convert $177,630 of accrued interest into the balance of the 15% promissory notes due to the Fund.

     On February 19, 2003, ENGlobal, Inc. made a principal payment on its 9.5% promissory note of $110,000, reducing the note balance to $2,670,000.

     On February 28, 2003, the Fund received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note, realizing a capital gain of $551,850.

     On March 3, 2003, the Fund invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in June 2000. $1,500,000 of such commitment has been funded through March 31, 2003.

     On March 7, 2003, the Fund advanced $75,000 to Equicom, Inc. pursuant to a 10% promissory note, thereby reducing the guarantee commitment to Equicom's lender by a like amount.

     During the quarter ended March 31, 2003, original issue discount of $39,568 was accreted on the 12% promissory note from Turfgrass America, Inc., bringing the note balance to $3,821,372. The original issue discount is being accreted over the life of the note.

Subsequent Events

     On April 1, 2003, the Fund sold the U.S. Treasury bills for $54,964,465 and repaid the margin loan.

     In April and May 2003, the Fund sold 4,432 shares of common stock of Weatherford International, Inc. for $183,005, realizing a capital loss of $73,829.

     On May 9, 2003, the Independent Directors approved an extension of the Management Agreement through June 30, 2004.

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

     A major portion of the Fund's investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity process generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices occur, can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Fund's investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     (a)  Exhibits

     10.  Material Contracts

     99.1 Certification by the Chief Executive Officer

     99.2 Certification by the President and Principal Financial and Accounting Officer

     (b)  Reports on Form 8-K filed subsequent to quarter ended March 31, 2003

          No reports on Form 8-K were filed by the Fund during the period for which this report is filed.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 15, 2003                             EQUUS II INCORPORATED

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

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

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

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

                                               /s/ Nolan Lehmann
                                               ---------------------------------
                                               Nolan Lehmann
                                               President
                                               Principal Financial and
                                               Accounting Officer