Form 10-Q
period 2003-06-30
EQUUS II INC
filed 2003-08-14
CIK 878932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File Number 0-19509

EQUUS II INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Allen Parkway, Suite 2500 Houston, Texas	77019-2120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 529-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There were 6,233,021 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 13, 2003. The net asset value of a share at June 30, 2003 was $12.35.

EQUUS II INCORPORATED

(A Delaware Corporation)

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets

	- June 30, 2003 and December 31, 2002	1

	Statements of Operations

	- For the three months ended June 30, 2003 and 2002	2

	- For the six months ended June 30, 2003 and 2002	3

	Statements of Changes in Net Assets

	- For the six months ended June 30, 2003 and 2002	4

	Statements of Cash Flows

	- For the six months ended June 30, 2003 and 2002	5

	Selected Per Share Data and Ratios

	- For the six months ended June 30, 2003 and 2002	7

	Schedule of Portfolio Securities

	- June 30, 2003	8

	Notes to Financial Statements	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 4.	Submission of Matter to a Vote of Security Holders	28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURE		29

Part I. Financial Information

Item 1. Financial Statements

EQUUS II INCORPORATED

BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

(Unaudited)

	2003	2002
Assets
Investments in portfolio securities at fair value (cost $82,846,458 and $92,611,224, respectively)	$81,965,438	$87,194,210
Restricted cash & temporary investments, at cost which approximates fair value	56,464,792	58,000,000
Cash	459	442
Temporary cash investments, at cost which approximates fair value	10,910	516,236
Accounts receivable	15,366	15,330
Accrued interest and dividends receivable	6,921,545	2,610,639

Total assets	145,378,510	148,336,857

Liabilities and net assets
Liabilities:
Accounts payable	104,201	200,882
Due to management company	384,756	384,880
Revolving line of credit	12,000,000	12,775,000
Brokerage margin account obligation	55,938,355	—
Line of credit promissory note	—	58,000,000

Total liabilities	68,427,312	71,360,762

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 6,233,021 shares outstanding	6,233	6,233
Additional paid-in capital	82,702,584	82,496,540
Undistributed net investment income (loss)	2,890,493	(423,919)
Undistributed net capital gains (losses)	(7,767,092)	314,255
Unrealized depreciation of portfolio securities, net	(881,020)	(5,417,014)

Total net assets	$76,951,198	$76,976,095

Net assets per share	$12.35	$12.35

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income:
Interest income from portfolio securities	$623,249	$306,072
Dividend income from portfolio securities	3,751,140	314,283
Interest from temporary cash investments	714	6,721
Other income	—	50,000

Total investment income	4,375,103	677,076

Expenses:
Management fees	384,756	381,941
Non-cash compensation (benefit)	206,044	(56,293)
Director fees and expenses	58,860	60,613
Professional fees	71,072	58,613
Administrative fees	12,500	12,500
Mailing, printing and other expenses	53,524	18,504
Interest expense	340,283	106,359
Excise tax	36,832	36,832
Franchise taxes	23,924	14,104

Total expenses	1,187,795	633,173

Net investment income	3,187,308	43,903

Realized gain on sales of portfolio securities, net	19,377	1,066,223

Unrealized appreciation (depreciation) of portfolio securities, net:
End of period	(881,020)	(6,006,467)
Beginning of period	5,294,516	(2,710,696)

Increase in unrealized depreciation, net	(6,175,536)	(3,295,771)

Total decrease in net assets from operations	$(2,968,851)	$(2,185,645)

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income:
Interest income from portfolio securities	$1,427,206	$796,354
Dividend income from portfolio securities	3,794,140	1,070,986
Interest from temporary cash investments	3,123	16,787
Other income	—	50,000

Total investment income	5,224,469	1,934,127

Expenses:
Management fees	783,326	775,092
Non-cash compensation (benefit)	206,044	(14,434)
Director fees and expenses	113,416	122,169
Professional fees	138,196	99,566
Administrative fees	25,000	25,000
Mailing, printing and other expenses	59,972	28,278
Interest expense	523,347	260,672
Excise tax	36,832	36,832
Franchise taxes	23,924	50,964

Total expenses	1,910,057	1,384,139

Net investment income	3,314,412	549,988

Realized gain (loss) on sales of portfolio securities, net	(8,081,347)	399,300

Unrealized depreciation of portfolio securities, net:
End of period	(881,020)	(6,006,467)
Beginning of period	(5,417,014)	(4,492,994)

(Increase) decrease in unrealized depreciation, net	4,535,994	(1,513,473)

Total decrease in net assets from operations	$(230,941)	$(564,185)

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Operations:
Net investment income	$3,314,412	$549,988
Realized gain (loss) on sales of portfolio securities, net	(8,081,347)	399,300
(Increase) decrease in unrealized depreciation of portfolio securities, net	4,535,994	(1,513,473)

Decrease in net assets from operations	(230,941)	(564,185)

Capital Transactions:

Non-cash compensation expense (benefit)	206,044	(14,434)

Increase (decrease) in net assets from capital transactions	206,044	(14,434)

Decrease in net assets	(24,897)	(578,619)

Net assets at beginning of period	76,976,095	76,966,831

Net assets at end of period	$76,951,198	$76,388,212

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Interest and dividends received	$289,451	$821,869
Cash paid to management company, directors, bank and suppliers	(1,800,818)	(1,541,496)

Net cash used by operating activities	(1,511,367)	(719,627)

Cash flows from investing activities:
Purchase of portfolio securities	(1,205,000)	(5,199,473)
Proceeds from sales of portfolio securities	1,436,040	6,541,225
Principal payments from portfolio securities	2,074,547	—
Sales (purchases) of restricted cash & temporary investments, net	1,537,152	1,000,000
Advances to portfolio companies	(36)	(237)

Net cash provided by investing activities	3,842,703	2,341,515

Cash flows from financing activities:
Borrowings under brokerage margin account	110,897,876	—
Repayments under brokerage margin account	(54,959,521)	—
Advances from bank	2,325,000	128,985,000
Repayments to bank	(61,100,000)	(130,625,100)

Net cash used by financing activities	(2,836,645)	(1,640,100)

Net decrease in cash and cash equivalents	(505,309)	(18,212)

Cash and cash equivalents at beginning of period	516,678	33,677

Cash and cash equivalents at end of period	$11,369	$15,465

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

(Continued)

	2003	2002
Reconciliation of decrease in net assets from operations to net cash used by operating activities:

Decrease in net assets from operations	$(230,941)	$(564,185)

Adjustments to reconcile decrease in net assets from operations to net cash used by operating activities:

Realized (gain) loss on sales of portfolio securities, net	8,081,347	(399,300)
(Increase) decrease in unrealized depreciation, net	(4,535,994)	1,513,473
Accrued interest and dividends exchanged for portfolio securities	(624,112)	(953,482)
Increase in accrued interest and dividends receivable	(4,310,906)	(158,776)
Non-cash compensation expense (benefit)	206,044	(14,434)
Decrease in accounts payable	(96,681)	(140,030)
Decrease in due to management company	(124)	(2,893)

Net cash used by operating activities	$(1,511,367)	$(719,627)

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SUPPLEMENTAL INFORMATION – SELECTED PER SHARE DATA AND RATIOS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income	$0.84	$0.31

Expenses	0.31	0.22

Net investment income	0.53	0.09

Realized gain (loss) on sale of portfolio securities, net	(1.30)	0.06

(Increase) decrease in unrealized depreciation of portfolio securities, net	0.73	(0.24)

Decrease in net assets from operations	(0.04)	(0.09)

Capital Transactions:

Non-cash compensation expense	0.04	—

Increase in net assets from capital transactions	0.04	—

Net increase (decrease) in net assets	—	(0.09)

Net assets at beginning of period	12.35	12.35

Net assets at end of period	$12.35	$12.26

Net assets at end of period—diluted	$12.28	$12.26

Weighted average number of shares outstanding during year, in thousands	6,233	6,233

Market value	$7.96	$7.42

Ratio of expenses to average net assets	2.48%	1.81%

Ratio of net investment income to average net assets	4.31%	0.72%

Ratio of decrease in net assets from operations to average net assets	(0.30)%	(0.74)%

Total return on market price	19.88%	(4.75)%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2003

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings II, LLC	January 2002
Manufacturer & distributor of alumimnum and vinyl windows
- 24% membership interest		$227	$3,700,000

American Trenchless Technology, LLC	February 2001
Boring, tunneling and directional drilling
- 100,000 shares of preferred stock		1,208,144	—
- 1,934,532 shares of common stock		116,550	—
- 50% membership interest in Glendale, LLC		300,000	300,000

The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
- Prime + 2% promissory note with a face amount of $398,383 (2)		—	—
- 15% promissory note (2)		459,545	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,400,000 shares of common stock (1)		1,400,000	16,100,000

CMC Investments, LLC	December 2001
Manufacturer of oil and gas drilling rigs
- 21% membership interest		781,805	250,659

Container Acquisition, Inc.	February 1997
Shipping container repair & storage
- Promissory note		400,000	400,000
- 78,318 shares of preferred stock		7,831,800	—
- Conditional warrant to buy up to 370,588 shares of common stock at $0.01 through February 2007		1,000	—
- 1,370,000 shares of common stock		1,370,000	—
- 85% membership interest in CCI-ANI Finance, LLC		1,571,000	1,500,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2003

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		$3,936,643	$2,000,000

The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note(2)		1,000,000	—

ENGlobal, Inc. (AMEX: ENG)	December 2001
(formerly Industrial Data Systems Corporation)
Engineering and consulting services
- 9.5% promissory note (1)		2,560,000	2,560,000
- 2,690,000 shares of convertible preferred stock (1)(3)		2,690,000	2,690,000
- 1,222,426 shares of common stock		714,514	2,184,975
- Options to acquire 200,000 shares of common stock		—	—

Equicom, Inc.	July 1997
Radio stations
- 10% promissory notes		3,381,730	3,000,000
- 657,611 shares of preferred stock		6,576,110	—
- 452,000 shares of common stock		141,250	—

Equipment Support Services, Inc.	December 1999
Equipment rental
- 8% promissory note (2)		1,138,000	—
- 35,000 shares of preferred stock		1,929,000	—
- 35,000 shares of common stock		101,500	—

GCS RE, Inc.	February 1989
Cash and receivables
- 1,000 shares of common stock		320,924	600,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2003

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Jones Industrial Services, Inc.	July 1998
(formerly United Industrial Services, Inc.)
Field service for petrochemical & power generation industries
- 35,000 shares of preferred stock		$3,500,000	$2,500,000
- Warrant to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

NCI Building Systems, Inc. (NYSE: NCS)	April 1989
Design & manufacture metal buildings
- 200,000 shares of common stock		159,784	3,340,000

PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 3,465,000 shares of preferred stock (1)(3)		3,465,000	3,500,000
- 350,000 shares of common stock		350,000	—

Reliant Window Holdings, LLC	February 2001
Manufacturer & distributor of aluminum & vinyl windows
- 36.86% membership interest		372,256	5,300,000

Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 15% promissory notes (1)(3)		4,034,867	4,034,867
- 20,002 shares of preferred stock (1)(3)		2,000,200	1,265,000
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	—
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	—
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	—

Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		2,850,000	3,500,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2003

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Sternhill Partners I, LP	March 2000
Venture capital fund
- 3% limited partnership interest		$2,041,604	$800,000

Strategic Holdings, Inc.	September 1995
Processor of recycled glass
- 15% promissory note		6,750,000	6,750,000
- 3,822,157 shares of Series B preferred stock		3,820,624	3,820,624
- Warrant to buy 225,000 shares of common stock at $0.4643 per share through August 2005		—	144,600
- Warrant to buy 100,000 shares of common stock at $1.50 per share through August 2005		—	—
- Warrant to buy 2,219,237 shares of common stock at $0.01 per share through November 2005		—	2,434,600
- 3,089,751 shares of common stock		3,088,389	3,420,800
- 15% promissory note of SMIP, Inc.		175,000	175,000
- 1,000 shares of SMIP, Inc. common stock		150,000	100,000

Turfgrass America, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 12% subordinated promissory note		288,580	288,580
- 12% subordinated promissory note		502,035	502,035
- 12% subordinated promissory note with a face amount of $4,000,000 (3)		3,860,940	2,750,000
- 1,507,226 shares of convertible preferred stock		768,638	—
- Warrants to buy 250,412 shares of common stock at $0.51 per share through April 2010		—	—
- 211,184 shares of common stock		600,000	—

Vanguard VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		1,500,000	750,000

Total		$82,846,458	$81,965,438

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of June 30, 2003, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest, and they may be collected in the future.
(3)	Income on these securities may be paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2003

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

In connection with the investments in American Trenchless Technology, LLC, Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Jones Industrial Services, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc. and Turfgrass America, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

As defined in the Investment Company Act of 1940, at June 30, 2003, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management LLC, and Strategic Holdings, Inc. The fair value of the Fund’s investment in ENGlobal, Inc. includes a discount of $565,484 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at June 30, 2003.

Income was earned in the amount of $4,556,184 and $1,323,062 for the six months ended June 30, 2003 and 2002, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $641,954 and $680,464 for the six months ended June 30, 2003 and 2002, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”), Equipment Support Services, Inc., Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 96% of the total value of the investments in portfolio companies at June 30, 2003.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2003

(Unaudited)

(Continued)

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane, PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at June 30, 2003:

Type of Securities	Cost	Fair Value	Percentage of Fair Value
Common Stock	$12,706,359	$27,931,434	34.1%
Secured and Subordinated Debt	25,854,395	21,764,180	26.6%
Limited Liability Company Investments	5,618,483	14,365,000	17.5%
Preferred Stock	35,124,516	13,775,624	16.8%
Options and Warrants	1,101	2,579,200	3.1%
Limited Partnership Investments	3,541,604	1,550,000	1.9%

Total	$82,846,458	$81,965,438	100.0%

The following is a summary by industry of the Fund’s investments as of June 30, 2003:

Industry	Fair Value	Percentage
Business Products and Services	$10,103,565	12.3%
Commercial Building Products	3,340,000	4.1%
Consumer Goods	2,000,000	2.4%
Energy	250,659	0.3%
Engineering and Consulting Services	7,434,975	9.1%
Industrial Products and Services	19,645,624	24.0%
Media	3,000,000	3.7%
Residential Building Products	25,100,000	30.6%
Shipping Products and Services	5,400,000	6.6%
Turfgrass and Landscape Products	3,540,615	4.3%
Venture Funds and Other	2,150,000	2.6%

Total	$81,965,438	100.0%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

(Unaudited)

(1)	Organization and Business Purpose

Equus II Incorporated (the “Fund”), a Delaware corporation with perpetual existence, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund trade on the New York Stock Exchange under the symbol EQS.

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to acquire other businesses, including leveraged buyouts. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of investments. The Fund elected to be treated as a business development company under the Investment Company Act of 1940. For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the “Management Company”).

(2)	Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit – The Fund has a $12,000,000 revolving line of credit with Bank of America, N.A. that expires on September 30, 2003. The Fund uses its revolving line of credit for liquidity to pay operating expenses of the Fund and for new and follow-on investments in portfolio securities. The Fund had $12,000,000 outstanding under this line of credit at June 30, 2003, which is collateralized by the Fund’s investments in portfolio securities. As of August 12, 2003, the Fund’s availability under the revolving line of credit is approximately $2,495,000.

The line of credit, as amended, provides that any proceeds received from the sale of portfolio securities or from repayments by Portfolio Companies of the principal amount of loans must be used to pay down the line of credit. As such payments are made, the Fund’s availability under the facility is reduced by a corresponding amount. The lender has asked the Fund to take steps to pay off the line of credit. Accordingly, the Fund is currently in discussions with interested parties regarding the sale of certain portfolio securities at values that could enable the Fund to repay the line of credit. The Fund is also pursuing arrangements to refinance the line of credit with other lenders. There can be no assurance that the Fund can sell securities sufficient to pay off the line of credit, extend the existing line of credit or obtain a replacement facility by September 30, 2003. Should the Fund be unable to repay the line of credit, extend it or refinance it with another lender, the Fund may be required to sell portfolio investments at values that could be materially less than the Management Company’s estimates of fair value.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. The Fund has guaranteed obligations to financial institutions on behalf of Reliant Window Holdings, LLC (“RWH”), Equicom, Inc. (“Equicom”) and SMIP, Inc. (“SMIP”) in the

respective amounts of $1,439,000, $493,520 and $420,000. RWH is currently servicing its obligations to the financial institution, and the Management Company does not expect the Fund to be required to provide funding under this guarantee. The Fund has made loans to Equicom from time to time to enable the company to service its debt, but the Management Company does not expect the Fund to advance more than $150,000 for the last two quarters in 2003 for such purpose. In addition, the Fund has committed to invest up to $5,550,000 in the two venture capital funds in its portfolio. At June 30, 2003, $3,570,000 of such amount had been funded. The Management Company does not expect the Fund to advance more than $450,000 of its remaining commitments to the venture capital funds in 2003. Also, the Fund committed to invest up to $850,000 more in Container Acquisition, Inc. Management believes that borrowings available under the revolving line of credit, net investment income and proceeds from sales of portfolio securities will be sufficient for the liquidity needs of the Fund, including such follow-on investments. However, if the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in and its estimated fair value of the portfolio company could be reduced.

The interest rate on the line of credit is currently prime + 4%. At June 30, 2003, the interest rate was 8.25%. The Fund also pays interest at the rate of ¼% per annum on the unused portion of the line of credit. The average daily balances outstanding on the Fund’s line of credit during the six months ended June 30, 2003 and 2002 was $11,624,144 and $10,451,773, respectively. During the six months ended June 30, 2003 and 2002, the amount of interest paid in cash was $524,976 and $256,971, respectively. The line of credit restricts the Fund’s ability to incur additional indebtedness, pay dividends, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates.

RIC Borrowings, Restricted Cash and Temporary Investments - The Fund had a $100,000,000 line of credit promissory note with Bank of America N.A. through January 1, 2003, with interest payable at  1/2% over the rate earned on its money market account. Because of the nature and size of its portfolio investments, the Fund periodically borrowed money under this line of credit promissory note to make qualifying investments to maintain its tax status as a regulated investment company (“RIC”) under the Internal Revenue Code. The Fund had $58,000,000 outstanding on such note at December 31, 2002, which was collateralized by restricted temporary cash investments of $58,000,000. Pursuant to the terms of the note, the Fund was required to repay the outstanding borrowings within five business days of the initial borrowing date. The Fund repaid the outstanding quarter end borrowings within this time period. The Fund’s line of credit promissory note expired on January 1, 2003.

During June 2003, the Fund borrowed $55,938,355 to make qualifying investments to maintain its RIC status by utilizing an established margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $56,464,792 and other portfolio securities of $3,340,000 in the margin account. The U.S. Treasury bills were sold, and the total amount borrowed was repaid on July 1, 2003. The Management Company believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund’s shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to shareholders would be subject to income tax as ordinary dividends.

(3)	Significant Accounting Policies

Valuation of Investments – Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the

United States and the financial reporting policies of the Securities and Exchange Commission (“SEC”). The applicable methods prescribed by such principles and policies are described below:

Publicly-traded portfolio securities – Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable.

Privately-held portfolio securities – The fair value of investments for which no market exists (including 96% of the investments of the Fund at June 30, 2003) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment is the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities

Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. Appraisal valuations are based upon such factors as a Portfolio Company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

Most of the Fund’s common equity investments are appraised at a multiple of historical free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company’s experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. The banking environment currently has resulted in pressure on several of these Portfolio Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company’s securities continue to be valued assuming that the company is a going concern. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund’s investment could be reduced or eliminated through foreclosure on the Portfolio Company’s assets or the Portfolio Company’s reorganization or bankruptcy.

The Fund may also use, when available, third-party transactions in a Portfolio Company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $78,625,438 (including $2,184,975 in publicly-traded securities, net of a $565,484 Valuation Discount) and $82,653,260 (including $1,230,650 in publicly-traded securities, net of a $228,003 Valuation Discount) at June 30, 2003 and December 31, 2002, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Investment Transactions – Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

Cash Flows – For purposes of the Statements of Cash Flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

Federal Income Taxes – The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to shareholders. Therefore, no provision for federal income taxes is recorded in the financial statements. The Fund borrows money from time to time to maintain its tax status under the Internal Revenue Code as a RIC. See Note 2 for further discussion of the Fund’s RIC borrowings.

Reclassifications – Certain reclassifications have been made to the prior years’ amounts to conform to current year presentation.

Stock-Based Compensation – The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25. Had the Fund accounted for the options using the fair value method under SFAS 123, the decrease in net assets from operations for the six months ended June 30, 2003 and 2002, respectively, would have been:

	2003	2002

Decrease in net assets from operations, as reported	$(230,941)	$(564,185)

Stock-based employee compensation expense (benefit) included in decrease in net assets from operations	206,044	(14,434)

Stock-based employee compensation expense determined using fair value method	(37,272)	(53,451)

Pro forma decrease in net assets from operations	$(62,169)	$(632,070)

(4)	Management

The Fund has entered into a management agreement with the Management Company. Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $25,000 is included in the accompanying Statements of Operations for each of the six months ended June 30, 2003 and 2002. The management fees paid by the Fund represent the

Management Company’s primary source of revenue and support. The Management Company is controlled by a privately-owned corporation.

As compensation for services provided to the Fund, each director who is not an officer of the Fund receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund’s stock from time to time. (See Note 8). Certain officers of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service. Additionally, two officers of the Management Company serve as directors of the Fund.

The Management Agreement will continue in effect until June 30, 2004, and from year-to–year thereafter provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund or (ii) a majority of the directors who are not “interested persons” of the Fund, at a meeting called for the purpose of voting on such approval. The Management Agreement may be terminated at any time, without the payment of any penalty, by a vote of the Board of Directors of the Fund or the holders of a majority of the Fund’s shares on 60 days’ written notice to the Management Company, and would automatically terminate in the event of its “assignment” (as defined in the Investment Company Act).

(5)	Federal Income Tax Matters

The Fund is required to make distributions of any net taxable investment income on an annual basis, and may elect to distribute or retain net taxable realized capital gains. The Internal Revenue Service approved the Fund’s request, effective October 31, 1998, to change its year-end for determining capital gains for purposes of Section 4982 of the Internal Revenue Code from December 31 to October 31.

The Fund was not required to make any distributions for 2002 under income tax regulations. As of December 31, 2002, the Fund had a capital loss carryforward of $2,218,000, which may be used to offset future taxable capital gains. If not utilized, the loss carryforward will expire in 2006.

(6)	Dividends

The Fund declared no dividends during the six months ended June 30, 2003 and 2002.

(7)	Portfolio Securities

During the six months ended June 30, 2003, the Fund made follow-on investments of $1,829,112 in eight companies, including $624,112 in accrued interest and dividends in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital loss of $8,081,347 during the six months ended June 30, 2003.

During the six months ended June 30, 2002, the Fund invested $483,749 in one new company and made follow-on investments of $5,669,206 in eleven companies, including $953,482 in accrued interest and dividends in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital gain of $399,300 during the six months ended June 30, 2002.

(8)	Stock Option Plan

Shareholders have approved the Equus II Incorporated 1997 Stock Incentive Plan (“Stock Incentive Plan”), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,200 shares of the Fund’s common stock. Options are issued to the officers of the Fund at the discretion of the compensation committee in accordance with the Stock Incentive Plan. The options have a ten year life and vest 50% six months after the grant date and 16 2/3% on the first, second and third anniversaries of the date of the grant.

Under the Stock Incentive Plan, options to purchase 1,100,000 and 1,086,800 shares of the Fund’s common stock with a weighted average exercise price of $8.41 and $8.42 per share were outstanding at June 30, 2003 and 2002, respectively. Of these options, 750,188 and 571,988 shares, with a weighted average exercise price per share of $8.75 and $9.07 were exercisable at June 30, 2003 and 2002, respectively. Of the outstanding options at June 30, 2003, 1,053,800 have exercise prices ranging from $7.43 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through May 2013.

On May 12, 2003, options to acquire a total of 13,200 shares at $7.43 per share were issued to the non-officer directors. On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. The officer options include dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of terms of the dividend equivalent rights. The Fund is currently discussing with the Securities and Exchange Commission whether a business development company is authorized to issue dividend equivalent rights with options. Since November 2001, no cash dividends have been declared by the Fund. Consequently, no amounts have accumulated to the benefit of the option holders related to the dividend equivalent rights. Variable plan accounting resulted in non-cash compensation expense (benefit) of $206,044 and $(14,434) during the six months ended June 30, 2003 and 2002, respectively.

If all outstanding options for which the market price exceeds the exercise price at June 30, 2003 had been exercised, the Fund’s net asset value would have been reduced by $0.07 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. As of December 31, 2002, all outstanding options were “out of the money” and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

(9)	Subsequent Events

On July 1, 2003, the Fund sold the U.S. Treasury bills for $55,938,408 and repaid the margin loan.

On July 2, 2003, Champion Window Holdings, Inc. paid $3,500,000 in cash dividends to the Fund. Such amount was included in accrued interest and dividends receivable as of June 30, 2003.

On July 14, 2003, the Fund advanced $850,000 to Container Acquisition, Inc. in exchange for a promissory note.

On July 15, 2003, the Fund advanced $75,000 to Equicom, Inc. pursuant to a 10% promissory note, thereby reducing the commitment to provide funding to Equicom by a like amount.

On July 30, 2003, the Fund bought $65,999,636 in U.S. Treasury bills in order to maintain its regulated investment company (“RIC”) status. The U.S Treasury bills were sold on July 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are preformed in accordance with accounting principles generally accepted in the United States and the financial reporting policies of the Securities and Exchange Commission (“SEC”). The applicable methods prescribed by such principles and policies are described below:

Publicly-traded portfolio securities - Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable.

Privately-held portfolio securities – The fair value of investments for which no market exists (96% of the investments held by the Fund at June 30, 2003) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of the Board of Directors. Appraisal valuations are based upon such factors as a Portfolio Company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

Most of the Fund’s common equity investments are appraised at a multiple of historical free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company’s experience in the private company marketplace, and are necessarily subjective in nature.

Most of the Portfolio Companies utilize a high degree of leverage. The banking environment currently has resulted in pressure on several of these Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that the Portfolio Company will be able to restructure the loan agreements to adjust for any defaults, the Portfolio Company’s securities continue to be valued assuming that the company is a going concern. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund’s investment could be reduced or eliminated through foreclosure on the Portfolio Company’s assets or the Portfolio Company’s reorganization or bankruptcy.

The Fund may also use, when available, third-party transactions in a Portfolio Company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial conditions of the issuer. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Federal Income Taxes – The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to shareholders. Therefore, no provision for federal income taxes is recorded in the financial statements. The Fund borrows money from time to time to maintain its tax status under the Internal Revenue Code as a regulated investment company (“RIC”). See Note 2 for further discussion of the Fund’s RIC borrowings.

Liquidity and Capital Resources

At June 30, 2003, the Fund had $81,965,438 of its assets invested in portfolio securities of 19 companies and two venture capital funds.

The Fund has a $12,000,000 revolving line of credit with Bank of America, N.A. that expires on September 30, 2003. The Fund uses its revolving line of credit for liquidity to pay operating expenses of the Fund and for new and follow-on investments in portfolio securities. The Fund had $12,000,000 outstanding under this line of credit at June 30, 2003, which is collateralized by the Fund’s investments in portfolio securities. As of August 12, 2003, the Fund’s availability under the revolving line of credit is approximately $2,495,000.

The line of credit, as amended, provides that any proceeds received from the sale of portfolio securities or from repayments by portfolio companies of the principal amount of loans must be used to pay down the line of credit. The line of credit also restricts the Fund’s ability to incur additional indebtedness, pay dividends, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates.

The lender has asked the Fund to take steps to pay off the line of credit. Accordingly, the Fund is currently in discussions with interested parties regarding the sale of certain portfolio securities at values that could enable the Fund to repay the line of credit. The Fund is also pursuing arrangements to refinance the line of credit with another lender. There can be no assurance that the Fund can sell securities sufficient to pay off the line of credit, extend the existing line of credit or obtain a replacement facility by September 30, 2003. Should the Fund be unable to repay the line of credit, extend it or refinance it with another lender, the Fund may be required to sell portfolio securities at values that could be materially less than Management’s estimates of fair value.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. The Fund has guaranteed obligations to financial institutions on behalf of Reliant Window Holdings, LLC (“RWH”), Equicom, Inc. (“Equicom”) and SMIP, Inc. (“SMIP”) in the respective amounts of $1,439,000, $493,520 and $420,000. RWH is currently servicing its obligations to the financial institution, and the Management Company does not expect the Fund to be required to provide funding under this guarantee. The Fund has made loans to Equicom from time to time to enable the company to service its debt, but the Management Company does not expect the Fund to advance more than $150,000 for the last two quarters in 2003 for such purpose. In addition, the Fund has committed to invest up to $5,550,000 in the two venture capital funds in its portfolio. At June 30, 2003, $3,570,000 of such amount had been funded. The Management Company does not expect the Fund to advance more than $450,000 of its remaining commitments to the venture capital funds in 2003. Also, the Fund committed to invest up to $850,000 more in Container Acquisition, Inc. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in and its estimated fair value of the portfolio company could be reduced.

Net cash used by operating activities was $1,511,367 and $719,627 for the six months ended June 30, 2003 and 2002, respectively. Management believes that borrowings available under the revolving line of credit, net investment income and proceeds from sales of portfolio securities will be sufficient for the liquidity needs of the Fund. Approximately $21.8 million in estimated value of the Fund’s investments are in the form of notes receivable from Portfolio Companies. At June 30, 2003, two of these notes, with an estimated fair value of $6,784,867, provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes.

Because of the nature and size of its portfolio investments, the Fund periodically borrowed money under a line of credit promissory note to make qualifying investments to maintain its tax status under the Internal Revenue Code as a regulated investment company (“RIC”). The Fund’s line of credit promissory note expired on January 1, 2003. Management believes the Fund will be able to borrow sufficient funds to maintain its RIC status in the future by utilizing an established margin account with a securities brokerage firm, supplemented by collateralized loans from banks, if necessary. However, there are no assurances that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds to make qualifying investments, the Fund may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains and distributions to shareholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to the Fund’s shareholders.

At June 30, 2003, the Fund had $55,938,355 of its total assets of $145,378,510 invested in U.S. Treasury bills. These securities were held by a securities brokerage firm in an established margin account that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company, and were pledged along with cash and securities to secure the payment of the margin account balance. The U.S. Treasury bills were sold and such amount was repaid to the brokerage firm on July 1, 2003.

The Fund has the ability to borrow funds and issue forms of senior securities representing indebtedness or stock, such as preferred stock, subject to certain restrictions. Net taxable investment income and net taxable realized gains from the sales of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of contingencies or to make follow-on or new investments. Pursuant to the restrictions in the Fund’s existing line of credit, the Fund is not allowed to incur additional indebtedness unless approved by the lender.

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

Results of Operations

Investment Income and Expense

Net investment income after all expenses amounted to $3,314,412 and $549,988 for the six months ended June 30, 2003 and 2002, respectively. Income from portfolio securities was $5,221,346 for the six months ended June 30, 2003 and $1,867,340 for the comparable period in 2002. The increase in 2003 is primarily attributable to a $3,500,000 dividend declared by Champion Window Holdings, Inc. in June 2003. Professional fees increased to $138,196 in 2003 from $99,566 in 2002. This increase is due to additional fees related to the 2002 audit. Interest expense increased to $523,347 in 2003 from $260,672 in 2002 due to an increase in the interest rate on the loan for 2003 and additional fees paid to renew the line of credit. The current interest rate for 2003 is prime + 4% per annum, which was 8.25% at June 30, 2003. This interest rate is approximately 4% higher than the rate paid in 2002. In addition, the average daily balances outstanding on the lines of credit increased to $11,624,144 during the six months ended June 30, 2003 from $10,451,773 during the comparable period in 2002.

The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $783,326 and $775,092 during the six months ended June 30, 2003 and 2002, respectively.

On November 14, 2001, options to acquire a total of 990,000 shares of common stock at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting as a result of the terms of the dividend equivalent rights. The Fund is currently discussing with the Securities and Exchange Commission whether a business development company is authorized to issue dividend equivalent rights with options. Since November 2001, no cash dividends have been declared by the Fund. Consequently, no amounts have accumulated to the benefit of the option holders related to the dividend equivalent rights. Such accounting resulted in non-cash compensation expense (benefit) of $206,044 and $(14,434) during the six months ended June 30, 2003 and 2002, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2003, the Fund realized net capital losses of $8,081,347 from the sale of securities of six Portfolio Companies. The Fund received $197,986 for its remaining investment in Milam Enterprises, LLC, realizing a capital gain of $196,075. The Fund received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note, realizing a capital gain of $551,850 relating to the unamortized original issue discount. In addition, the Fund received $500,000 for its investment in FS Strategies, Inc., realizing a capital loss of $8,758,667. Also, the Fund sold 4,432 shares of Weatherford International common stock for $183,005, realizing a capital loss of $73,800. In addition, the Fund received $3,199 from ENGlobal Corporation in payment for 3,332 shares of common stock, realizing a capital gain of $1,251. Also, the Fund realized a capital gain of $1,944 from the sale of U.S. Treasury Bills on April 1, 2003.

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

Unrealized Appreciation and Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased by $4,535,994 during the six months ended June 30, 2003 from $5,417,014 to $881,020. Such change resulted from increases in the estimated fair value of six of the Fund’s Portfolio Companies aggregating $6,623,459, decreases in the estimated fair value of eleven of the Fund’s Portfolio Companies aggregating $11,426,899 and the transfer of $9,339,434 in net unrealized depreciation to net capital loss from the sale or disposition of investments in three of the Fund’s Portfolio Companies. The decrease in the estimated fair value of the Fund’s Portfolio Companies is partially a result of the dividend declared by Champion Window Holdings, Inc. in June 2003, from which the Fund received $3,500,000 in cash.

Net unrealized depreciation on investments increased by $1,513,473 during the six months ended June 30, 2002 from $4,492,995 to $6,006,467. Such increase resulted from increases in the estimated fair value of eight of the Fund’s Portfolio Companies aggregating $5,701,116, decreases in the estimated fair value of nine of the Fund’s Portfolio Companies aggregating $6,801,206 and the transfer of $413,383 in unrealized appreciation to net capital gain from the sale or disposition of investments in three of the Fund’s Portfolio Companies.

Dividends

The Fund declared no dividends for the six months ended June 30, 2003 and 2002.

Portfolio Investments

During the six months ended June 30, 2003, the Fund made follow-on investments of $1,829,112 in eight portfolio companies, including $624,112 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

For the six months ended June 30, 2003, the Fund received an additional 871 and 102,000 shares of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) and ENGlobal Corporation (“ENG”) in dividends, respectively. In addition, Sovereign elected to convert $289,131 of accrued interest into the balance of the 15% promissory notes due to the Fund.

During the six months ended June 30, 2003, ENG made principal payments of $220,000 on its 9.5% promissory note, reducing the note balance to $2,560,000.

On February 28, 2003, the Fund received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note, realizing a capital gain of $551,850.

On March 3, 2003, the Fund invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in June 2000. $1,500,000 of such commitment has been funded through June 30, 2003.

During the six months ended June 30, 2003, the Fund advanced $265,000 to Equicom, Inc. pursuant to a 10% promissory note, thereby reducing the guarantee commitment to Equicom’s lender by a like amount.

On June 4, 2003, the Fund invested an additional $240,000 in Sternhill Partners I, L.P. pursuant to a $2,550,000 commitment made in March 2000. $2,070,000 of such commitment has been funded through June 30, 2003.

On June 12, 2003, Champion Window Holdings, Inc. declared a cash dividend of $2.50 per share of its outstanding common stock, which has been recorded as a $3,500,000 dividend receivable by the Fund.

On June 19, 2003, the Fund invested $400,000 in Container Acquisition, Inc. in exchange for a promissory note.

During the six months ended June 30, 2003, original issue discount of $79,135 was accreted on the 12% promissory note from Turfgrass America, Inc., bringing the note balance to $3,860,940. The original issue discount is being accreted over the life of the note.

Subsequent Events

On July 1, 2003, the Fund sold the U.S. Treasury bills for $55,938,408 and repaid the margin loan.

On July 2, 2003, Champion Window Holdings, Inc. paid $3,500,000 in cash dividends to the Fund. Such amount was included in accrued interest and dividends receivable as of June 30, 2003.

On July 14, 2003, the Fund advanced $850,000 to Container Acquisition, Inc. in exchange for a promissory note.

On July 15, 2003, the Fund advanced $75,000 to Equicom, Inc. pursuant to a 10% promissory note, thereby reducing the commitment to provide funding to Equicom by a like amount.

On July 30, 2003, the Fund bought $65,999,636 in U.S. Treasury bills in order to maintain its regulated investment company (“RIC”) status. The U.S Treasury bills were sold on July 31, 2003.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Fund is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and its outstanding debt payable, as well as changes in marketable equity security prices. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund’s investments is generally not affected by foreign currency fluctuations.

The Fund’s investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the Fund’s determination of fair value of these debt securities, since the securities are generally held to maturity. These fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

The Fund’s liabilities include debts payable to a financial institution. The revolving credit facilities are priced at floating rates of interest, based on LIBOR or the prime rate plus additional charges. As a result of the floating rate, a change in interest rates could result in either an increase or decrease in the Fund’s interest expense.

A major portion of the Fund’s investment portfolio consists of debt and equity investments in private companies. Modest changes in the public equity markets generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. A portion of the Fund’s investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not initially invest more than 15% of the value of its net assets in a single Portfolio Company. However, follow-on investments, a disproportionate increase in the value of one Portfolio Company or the sale of investments may result in greater than 15% of the Fund’s net assets being invested in a single Portfolio Company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund’s net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, or results of operations of, the stock price of, or in the market’s assessment of any single Portfolio Company to a greater extent than would be the case if it were a “diversified” company holding numerous investments. The Fund currently has investments in 19 Portfolio Companies and two venture capital funds. The value of one investment exceeds 22% of the value of the Fund’s net assets and the value of another exceeds 21%. The value of the Fund’s investments in three entities which are involved in the manufacture of residential windows exceeds 33% of the Fund’s net asset value at June 30, 2003.

Item 4. Controls and Procedures

The Fund maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Fund’s management, including its Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Fund’s Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer have reviewed and evaluated the effectiveness of the Fund’s disclosure controls and procedures within 90 days prior to the date of this report. Based on their review and evaluation, the Fund’s Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information relating to the Fund was made known to them by others within the Fund in a timely manner, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared, and that no changes are required at this time.

There have been no significant changes in the Fund’s internal controls or in other factors that could significantly affect the Fund’s internal controls subsequent to the date the Fund completed its evaluation.

Part II. Other Information

Item 4. Submission of Matter to a Vote of Security Holders

The Fund held its annual meeting of shareholders on May 9, 2003. At the meeting, shareholders voted on (i) the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein, (ii) the ratification of the selection of PricewaterhouseCoopers LLP as the Fund’s independent auditors for the fiscal year ending December 31, 2003 and (iii) the approval and ratification of an amendment to the Fund’s 1997 Stock Incentive Plan and to authorize the cancellation and reissuance of certain options granted as it relates to non-employee directors, as set forth in the proxy statement.

The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

Name of Nominee	For	Withheld
Sam P. Douglass	5,184,960	210,412
Gregory J. Flanagan	5,187,768	207,604
Robert L. Knauss	5,184,916	210,456
Nolan Lehmann	5,187,400	207,972
Gary R. Petersen	5,187,768	207,604
John W. Storms	5,187,400	207,972
Dr. Francis D. Tuggle	5,187,768	207,604
Dr. Edward E. Williams	5,187,980	207,392

The table below sets forth, as to the other matter voted upon, the number of shares voted for the proposal, against the proposal and shares that abstained.

Proposal	For	Against	Abstain
Ratification of auditors	5,266,869	71,904	56,598
Ratification of amendment to the Fund’s 1997 Stock Incentive Plan	4,519,207	792,484	83,678

All nominees to the Registrant’s Board of Directors were elected, the Fund’s selection of independent auditors was ratified and the amendment to the Fund’s 1997 Stock Incentive Plan was ratified.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.	Material Contracts

31.	Quarterly Certification Required by Rules 13a-14 and 15-d-14 under the Securities Exchange Act of 1934

(1)	Certification by the Chairman and Chief Executive Officer

(2)	Certification by the President and Principal Financial and Accounting Officer

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer.

(b)	Reports on Form 8-K filed subsequent to quarter ended June 30, 2003

No reports on Form 8-K were filed by the Fund during the period for which this report is filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: August 14, 2003	EQUUS II INCORPORATED

/s/ NOLAN LEHMANN
Nolan Lehmann President and Principal Financial and Accounting Officer