Form 10-Q
period 2003-09-30
EQUUS II INC
filed 2003-11-14
CIK 878932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were 6,233,021 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 12, 2003. The net asset value of a share at September 30, 2003 was $12.48.

EQUUS II INCORPORATED

(A Delaware Corporation)

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets

	- September 30, 2003 and December 31, 2002	1

	Statements of Operations

	- For the three months ended September 30, 2003 and 2002	2

	- For the nine months ended September 30, 2003 and 2002	3

	Statements of Changes in Net Assets

	- For the nine months ended September 30, 2003 and 2002	4

	Statements of Cash Flows

	- For the nine months ended September 30, 2003 and 2002	5

	Selected Per Share Data and Ratios

	- For the nine months ended September 30, 2003 and 2002	7

	Schedule of Portfolio Securities

	- September 30, 2003	8

	Notes to Financial Statements	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURE		29

Part I.	Financial Information

Item 1.	Financial Statements

EQUUS II INCORPORATED

BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(Unaudited)

	2003	2002
Assets
Investments in portfolio securities at fair value (cost $83,185,761 and $92,611,224, respectively)	$82,749,052	$87,194,210
Restricted cash & temporary investments, at cost which approximates fair value	64,670,715	58,000,000
Cash	804	442
Temporary cash investments, at cost which approximates fair value	18,052	516,236
Accounts receivable	15,453	15,330
Accrued interest and dividends receivable	3,903,489	2,610,639

Total assets	151,357,565	148,336,857

Liabilities and net assets
Liabilities:
Accounts payable	112,968	200,882
Due to management company	388,998	384,880
Revolving line of credit	9,065,000	12,775,000
Payable for securities purchased	63,990,948	—
Line of credit promissory note	—	58,000,000

Total liabilities	73,557,914	71,360,762

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 6,233,021 shares outstanding	6,233	6,233
Additional paid-in capital	83,331,755	82,496,540
Undistributed net investment income (loss)	2,385,892	(423,919)
Undistributed net capital gains (losses)	(7,487,520)	314,255
Unrealized depreciation of portfolio securities, net	(436,709)	(5,417,014)

Total net assets	$77,799,651	$76,976,095

Net assets per share	$12.48	$12.35

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income:
Interest income from portfolio securities	$800,605	$551,072
Dividend income from portfolio securities	89,833	233,727
Interest from temporary cash investments	765	2,107
Other income	—	190,000

Total investment income	891,203	976,906

Expenses:
Management fees	388,998	372,179
Non-cash compensation expense	629,171	—
Director fees and expenses	57,893	61,344
Professional fees	52,991	43,637
Administrative fees	12,500	12,500
Mailing, printing and other expenses	31,954	19,611
Interest expense	216,296	123,936
Franchise taxes	6,000	—

Total expenses	1,395,803	633,207

Net investment income (loss)	(504,600)	343,699

Realized gain on sales of portfolio securities, net	279,572	—

Unrealized depreciation of portfolio securities, net:
End of period	(436,709)	(8,302,433)
Beginning of period	(881,020)	(6,006,467)

Change in unrealized depreciation	444,311	(2,295,966)

Total increase (decrease) in net assets from operations	$219,283	$(1,952,267)

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income:
Interest income from portfolio securities	$2,227,811	$1,347,426
Dividend income from portfolio securities	3,883,973	1,304,713
Interest from temporary cash investments	3,888	18,894
Other income	—	240,000

Total investment income	6,115,672	2,911,033

Expenses:
Management fees	1,172,324	1,147,271
Non-cash compensation expense (benefit)	835,215	(14,434)
Director fees and expenses	171,309	183,513
Professional fees	191,187	143,204
Administrative fees	37,500	37,500
Mailing, printing and other expenses	91,926	47,889
Interest expense	739,644	384,608
Excise tax	36,832	36,832
Franchise taxes	29,924	50,964

Total expenses	3,305,861	2,017,347

Net investment income	2,809,811	893,686

Realized gain (loss) on sales of portfolio securities, net	(7,801,775)	399,301

Unrealized depreciation of portfolio securities, net:
End of period	(436,709)	(8,302,433)
Beginning of period	(5,417,014)	(4,492,994)

Change in unrealized depreciation, net	4,980,305	(3,809,439)

Total decrease in net assets from operations	$(11,659)	$(2,516,452)

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Operations:

Net investment income	$2,809,811	$893,686
Realized gain (loss) on sales of portfolio securities, net	(7,801,775)	399,301
Change in unrealized depreciation of portfolio securities, net	4,980,305	(3,809,439)

Decrease in net assets from operations	(11,659)	(2,516,452)

Capital Transactions:

Non-cash compensation expense (benefit)	835,215	(14,434)

Increase (decrease) in net assets from capital transactions	835,215	(14,434)

Increase (decrease) in net assets	823,556	(2,530,886)

Net assets at beginning of period	76,976,095	76,966,831

Net assets at end of period	$77,799,651	$74,435,945

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Interest and dividends received	$3,877,952	$1,116,877
Cash paid to management company, directors, bank and suppliers	(2,554,442)	(2,217,419)

Net cash provided (used) by operating activities	1,323,510	(1,100,542)

Cash flows from investing activities:
Purchase of portfolio securities	(2,280,000)	(5,365,973)
Proceeds from sales of portfolio securities	2,664,011	6,541,225
Principal payments from portfolio securities	2,184,547	743,522
Sales (purchases) of restricted cash & temporary investments, net	(6,670,715)	6,000,000
Advances to portfolio companies	(123)	(257)

Net cash provided (used) by investing activities	(4,102,280)	7,918,517

Cash flows from financing activities:
Borrowings under brokerage margin account	240,888,503	—
Repayments under brokerage margin account	(176,897,555)	—
Advances from bank	3,965,000	185,810,000
Repayments to bank	(65,675,000)	(192,635,000)

Net cash provided (used) by financing activities	2,280,948	(6,825,000)

Decrease in cash and cash equivalents	(497,822)	(7,025)

Cash and cash equivalents at beginning of period	516,678	33,677

Cash and cash equivalents at end of period	$18,856	$26,652

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

(Continued)

	2003	2002
Reconciliation of decrease in net assets from operations to net cash provided (used) by operating activities:
Decrease in net assets from operations	$(11,659)	$(2,516,452)
Adjustments to reconcile decrease in net assets from operations to net cash provided (used) by operating activities:
Realized (gain) loss on sales of portfolio securities, net	7,801,775	(399,301)
Increase (decrease) in unrealized depreciation, net	(4,980,305)	3,809,439
Accrued interest and dividends exchanged for portfolio securities	(944,870)	(1,485,165)
Increase in accrued interest and dividends receivable	(1,292,850)	(308,991)
Non-cash compensation expense (benefit)	835,215	(14,434)
Decrease in accounts payable	(87,914)	(172,983)
Increase (decrease) in due to management company	4,118	(12,655)

Net cash provided (used) by operating activities	$1,323,510	$(1,100,542)

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SUPPLEMENTAL INFORMATION – SELECTED PER SHARE DATA AND RATIOS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Investment income	$0.98	$0.47

Expenses	0.53	0.33

Net investment income	0.45	0.14

Realized gain (loss) on sale of portfolio securities, net	(1.25)	0.06

Change in unrealized depreciation of portfolio securities, net	0.80	(0.61)

Decrease in net assets from operations	—	(0.41)

Capital Transactions:

Non-cash compensation expense	0.13	—

Increase in net assets from capital transactions	0.13	—

Net increase (decrease) in net assets	0.13	(0.41)

Net assets at beginning of period	12.35	12.35

Net assets at end of period	$12.48	$11.94

Net assets at end of period - diluted	$12.28	$11.94

Weighted average number of shares outstanding during year, in thousands	6,233	6,233

Market value	$8.60	$6.44

Ratio of expenses to average net assets	4.27%	2.66%

Ratio of net investment income to average net assets	3.63%	1.18%

Ratio of decrease in net assets from operations to average net assets	(0.02)%	(3.32)%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2003

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Holding Corporation	January 2002
(formerly Alenco Window Holdings II, LLC)
Manufacturer & distributor of alumimnum and vinyl windows
- 22,657 shares of common stock		$227	$3,500,000

American Trenchless Technology, Inc.	February 2001
Boring, tunneling and directional drilling
- 4,160 shares of common stock		1,324,694	—
- 50% membership interest in Glendale, LLC		300,000	300,000

The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
- Prime + 2% promissory note with a face amount of $398,383 (2)		—	—
- 15% promissory note (2)		459,545	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,400,000 shares of common stock (1)		1,400,000	17,500,000
- Warrant to purchase 10,000 shares of common stock stock at $7.18 through July 2008		—	53,200

CMC Investments, LLC	December 2001
Manufacturer of oil and gas drilling rigs
- 21% membership interest		525,000	65,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2003

Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Container Acquisition, Inc.	February 1997
Shipping container repair & storage
- 7% promissory note (1)		$1,250,000	$1,250,000
- 78,318 shares of preferred stock		7,831,800	—
- Conditional warrant to buy up to 370,588 shares of common stock at $0.01 through February 2007		1,000	—
- 1,370,000 shares of common stock		1,370,000	—
- 85% membership interest in CCI-ANI Finance, LLC		1,571,000	500,000

Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		3,936,643	2,000,000

The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note (2)		1,000,000	—

ENGlobal, Inc. (AMEX: ENG)	December 2001
(formerly Industrial Data Systems Corporation)
Engineering and consulting services
- 9.5% promissory note (1)		2,450,000	2,450,000
- 2,371,251 shares of common stock		3,449,192	5,095,306
- Conditional option to acquire 200,000 shares of common stock (conditional upon a change of control)		—	—

Equicom, Inc.	July 1997
Radio stations
- 10% promissory notes		3,606,730	2,700,000
- 657,611 shares of preferred stock		6,576,110	—
- 452,000 shares of common stock		141,250	—

Equipment Support Services, Inc.	December 1999
Equipment rental
- 8% promissory note (2)		1,138,000	—
- 35,000 shares of preferred stock		1,929,000	—
- 35,000 shares of common stock		101,500	—

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2003

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value

Jones Industrial Services, Inc.	July 1998
(formerly United Industrial Services, Inc.)
Field service for petrochemical & power generation industries
- 35,000 shares of preferred stock		$3,500,000	$2,775,000
- Warrant to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

NCI Building Systems, Inc. (NYSE: NCS)	April 1989
Design & manufacture metal buildings
- 200,000 shares of common stock		159,784	3,980,000

PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 3,465,000 shares of preferred stock (1)(3)		3,465,000	3,300,000
- 350,000 shares of common stock		350,000	—

Reliant Window Holdings, LLC	February 2001
Manufacturer & distributor of aluminum & vinyl windows
- 36.86% membership interest		3,686	5,200,000

Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 15% promissory notes (1)(3)		4,226,224	4,226,224
- 20,452 shares of preferred stock (1)(3)		2,045,200	1,705,000
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	—
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	—
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	—

Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		2,850,000	4,000,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2003

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value

Sternhill Partners I, LP	March 2000
Venture capital fund
- 3% limited partnership interest		$2,041,604	$700,000

Strategic Holdings, Inc.	September 1995
Processor of recycled glass
- 15% promissory note		6,750,000	6,750,000
- 3,822,157 shares of Series B preferred stock		3,820,624	3,820,624
- Warrant to buy 225,000 shares of common stock at $0.4643 per share through August 2005		—	144,600
- Warrant to buy 100,000 shares of common stock at $1.50 per share through August 2005		—	—
- Warrant to buy 2,219,237 shares of common stock at $0.01 per share through November 2005		—	2,434,600
- 3,089,751 shares of common stock		3,088,389	2,620,800
- 15% promissory note of SMIP, Inc.		175,000	175,000
- 1,000 shares of SMIP, Inc. common stock		150,000	100,000

Turfgrass America, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 12% subordinated promissory note		288,580	288,580
- 12% subordinated promissory note		502,035	502,035
- 12% subordinated promissory note with a face amount of $4,000,000(3)		3,900,507	2,609,385
- 1,507,226 shares of convertible preferred stock		768,638	—
- Warrants to buy 250,412 shares of common stock at $0.51 per share through April 2010		—	—
- 211,184 shares of common stock		600,000	—

Vanguard VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		1,500,000	700,000

Total		$83,185,761	$82,749,052

(1)	Income-producing. All other securities are considered non-income producing.

(2)	As of September 30, 2003, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest, and they may be collected in the future.

(3)	Income on these securities may be paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2003

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

In connection with the investments in American Trenchless Technology, Inc., Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Jones Industrial Services, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc. and Turfgrass America, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

As defined in the Investment Company Act of 1940, at September 30, 2003, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Reliant Window Holdings, LLC, Sovereign Business Forms, Inc., Spectrum Management LLC, and Strategic Holdings, Inc. The fair value of the Fund’s investment in ENGlobal, Inc. includes a discount of $1,552,547 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at September 30, 2003.

Income was earned in the amount of $4,993,897 and $1,725,576 for the nine months ended September 30, 2003 and 2002, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $873,267 and $1,062,749 for the nine months ended September 30, 2003 and 2002, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”), Equipment Support Services, Inc., Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 96% of the total value of the investments in portfolio companies at September 30, 2003.

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

The Fund’s investments in portfolio securities consist of the following types of securities at September 30, 2003:

Type of Securities	Cost	Fair Value	Percentage of Fair Value
Common Stock	$16,071,679	$34,796,106	42.0%
Secured and Subordinated Debt	27,050,319	22,254,922	26.9%
Limited Liability Company Investments	5,249,686	10,065,000	12.2%
Preferred Stock	31,271,372	11,600,624	14.0%
Options and Warrants	1,101	2,632,400	3.2%
Limited Partnership Investments	3,541,604	1,400,000	1.7%

Total	$83,185,761	$82,749,052	100.0%

The following is a summary by industry of the Fund’s investments as of September 30, 2003:

Industry	Fair Value	Percentage
Business Products and Services	$11,234,922	13.6%
Commercial Building Products	3,980,000	4.8%
Consumer Goods	2,000,000	2.4%
Engineering and Consulting Services	7,545,306	9.1%
Industrial Products and Services	19,120,624	23.1%
Media	2,700,000	3.3%
Residential Building Products	26,253,200	31.7%
Shipping Products and Services	5,050,000	6.1%
Turfgrass and Landscape Products	3,400,000	4.1%
Venture Funds and Other	1,465,000	1.8%

Total	$82,749,052	100.0%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

(Unaudited)

(1)	Organization and Business Purpose

Equus II Incorporated (the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund trade on the New York Stock Exchange under the symbol EQS.

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or internally. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund elected to be treated as a business development company under the Investment Company Act of 1940. For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the “Management Company”).

(2)	Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit – The Fund has a $10,000,000 revolving line of credit with Bank of America, N.A. that expires on November 30, 2003. The Fund uses its revolving line of credit for liquidity to pay operating expenses of the Fund and for new and follow-on investments in portfolio securities. The Fund had $9,065,000 outstanding under this line of credit at September 30, 2003, which is collateralized by the Fund’s investments in portfolio securities. As of November 12, 2003, the Fund’s availability under the revolving line of credit is approximately $240,000.

The line of credit, as amended, provides that any proceeds received from the sale of portfolio securities or from repayments by Portfolio Companies of the principal amount of loans must be used to pay down the line of credit. As such payments are made, the Fund’s availability under the facility is reduced by a corresponding amount. The lender has asked the Fund to take steps to pay off the line of credit. Accordingly, the Fund has been in discussions with interested parties regarding the sale of certain portfolio securities. Due to the Fund’s limited cash resources currently available, the Fund may be required to obtain borrowings from other parties and refinance its existing line of credit in order to maintain liquidity. Subsequent to September 30, 2003, the Fund entered into a contract, subject to certain conditions, to sell its investment in Strategic Holdings, Inc (“SHI”). The proceeds from this sale, if consummated, should enable the Fund to pay its line of credit in full. The lender indicated it will extend the line of credit to January 31, 2004, release certain collateral and permit additional secured borrowings from other parties during such period, but no definitive agreement has been executed. The Fund is also pursuing arrangements to refinance the line of credit with other lenders. There can be no assurance that the Fund can sell securities sufficient to pay off the line of credit, extend the existing line of credit, obtain additional third party financing, or obtain a replacement facility. Should the Fund be unable to do so, the

Fund may be required to sell portfolio securities at values that could be materially less than the Management Company’s estimates of fair value.

The Fund has declared a dividend of its net taxable investment income for 2003, estimated to be approximately $4.5 million, payable on January 16, 2004. The dividend will be paid by issuing shares of common stock, unless shareholders of the Fund request payment in cash, by specific election. Based on historical elections, the Fund would expect approximately 40% of the Fund’s shareholders to elect to receive their dividend in cash. If the Fund is unable to complete the sale of SHI and obtain an extension of the line of credit or obtain additional financing, it may not have the funds to pay the cash portion of the dividend.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. The Fund has guaranteed obligations to financial institutions on behalf of Equicom, Inc. (“Equicom”) in the amount of $268,520. The Fund has made loans to Equicom from time to time to enable the company to service its debt, but the Management Company does not expect the Fund to advance more than $225,000 in the last quarter of 2003 for such purpose. In addition, the Fund has committed to invest up to an additional $2 million in Container Acquisition, Inc., in connection with a proposed refinancing of the company. Also, the Fund committed to invest up to $5,550,000 in the two venture capital funds in its portfolio. At September 30, 2003, $3,570,000 of such amount had been funded. The Management Company does not expect the Fund to advance more than $450,000 of its remaining commitments to the venture capital funds in the last quarter of 2003. However, if the Fund does not have sufficient funds to make follow-on investments, the Portfolio Company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in and its estimated fair value of the Portfolio Company could be reduced.

The interest rate on the line of credit is currently prime + 4%. At September 30, 2003, the interest rate was 8.00%. The Fund also pays interest at the rate of ¼% per annum on the unused portion of the line of credit. The average daily balances outstanding on the Fund’s line of credit during the nine months ended September 30, 2003 and 2002 was $10,994,432 and $10,451,773, respectively. During the nine months ended September 30, 2003 and 2002, the amount of interest paid in cash was $732,214 and $398,875, respectively. The line of credit restricts the Fund’s ability to incur additional indebtedness, pay dividends, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates.

RIC Borrowings, Restricted Cash and Temporary Investments – The Fund had a $100,000,000 line of credit promissory note with Bank of America N.A. through January 1, 2003, with interest payable at 1/2% over the rate earned on its money market account. Because of the nature and size of its portfolio investments, the Fund periodically borrowed money under this line of credit promissory note to make qualifying investments to maintain its tax status as a regulated investment company (“RIC”) under the Internal Revenue Code. The Fund had $58,000,000 outstanding on such note at December 31, 2002, which was collateralized by restricted temporary cash investments of $58,000,000. Pursuant to the terms of the note, the Fund was required to repay the outstanding borrowings within five business days of the initial borrowing date. The Fund repaid the outstanding quarter end borrowings within this time period. The Fund’s line of credit promissory note expired on January 1, 2003.

During September 2003, the Fund borrowed $63,990,948 to make qualifying investments to maintain its RIC status by utilizing an established margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $64,670,715 and other portfolio securities of $3,980,000. The U.S. Treasury bills were sold, and the total amount borrowed was repaid on October 1, 2003. The Management Company believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund’s shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to shareholders would be subject to income tax as ordinary dividends.

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

Privately-held portfolio securities – The fair value of investments for which no market exists (including 95% of the investments of the Fund at September 30, 2003) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment is the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $78,769,052 (including $5,095,306 in publicly-traded securities, net of a $1,552,547 Valuation Discount) and $82,653,260 (including $1,230,650 in publicly-traded securities, net of a $228,003 Valuation Discount) at September 30, 2003 and December 31, 2002, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Stock-Based Compensation – The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25. Had the Fund accounted for the options using the fair value method under SFAS 123, the decrease in net assets from operations for the nine months ended September 30, 2003 and 2002, respectively, would have been:

	2003	2002
Decrease in net assets from operations, as reported	$(11,659)	$(2,516,453)
Stock-based employee compensation expense (benefit) included in decrease in net assets from operations	835,215	(14,434)
Stock-based employee compensation expense determined using fair value method	(53,909)	(80,177)

Pro forma increase (decrease) in net assets from operations	$769,647	$(2,611,064)

(4)	Management

The Fund has entered into a management agreement with the Management Company. Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services, of which $37,500 is included in the accompanying Statements of Operations for each of the nine months ended September 30, 2003 and 2002. The management fees paid by the Fund represent the Management Company’s primary source of revenue and support. The Management Company is controlled by a privately-owned corporation.

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

The Fund declared no dividends during the nine months ended September 30, 2003 and 2002. In November 2003, the Fund declared a dividend equivalent to its net taxable investment income for 2003, estimated to be approximately $4.5 million, or $0.72 per share. The dividend is payable to the shareholders of record on November 30, 2003. The dividend will be paid by the issuance of additional shares of common stock, unless shareholders request payment in cash, by specific election. Based on historical elections, the Fund would expect approximately 40% of the Fund’s shareholders to elect to receive their dividend in cash. Payment of the dividend is expected to occur in January 2004.

(7)	Portfolio Securities

During the nine months ended September 30, 2003, the Fund made follow-on investments of $3,224,870 in eight companies, including $944,870 in accrued interest and dividends in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital loss of $7,801,775 during the nine months ended September 30, 2003.

During the nine months ended September 30, 2002, the Fund invested $483,749 in one new company and made follow-on investments of $6,367,389 in eleven companies, including $1,485,165 in accrued interest and dividends in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital gain of $399,301 during the nine months ended September 30, 2002.

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

Under the Stock Incentive Plan, options to purchase 1,105,500 and 1,086,800 shares of the Fund’s common stock with a weighted average exercise price of $8.41 and $8.42 per share were outstanding at September 30, 2003 and 2002, respectively. Of these options, 752,938 and 571,988 shares, with a weighted average exercise price per share of $8.75 and $9.07 were exercisable at September 30, 2003 and 2002, respectively. Of the outstanding options at September 30, 2003, 1,059,300 have exercise prices ranging from $7.43 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through May 2013.

On August 8, 2003, options to purchase 5,500 shares of the Fund’s common stock at a price of $8.63 per share were issued to a new director, upon his election to the board of directors of the Fund. On May 12, 2003, options to acquire a total of 13,200 shares at $7.43 per share were issued to the non-officer directors. On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. The officer options include dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting. The Fund is currently discussing with the Securities and Exchange Commission certain matters regarding the Fund’s Stock Incentive Plan including, whether a business development company is authorized to issue options that include dividend equivalent rights. Since November 2001, no cash dividends have been declared by the Fund. Consequently, no amounts have accumulated to the benefit of the option holders related to the dividend equivalent rights. Variable plan accounting resulted in non-cash compensation expense (benefit) of $835,215 and $(14,434) during the nine months ended September 30, 2003 and 2002, respectively.

If all outstanding options for which the market price exceeds the exercise price at September 30, 2003 had been exercised, the Fund’s net asset value would have been reduced by $0.20 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. As of December 31, 2002, all outstanding options were “out of the money” and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

(9)	Subsequent Events

On October 1, 2003, the Fund sold the U.S. Treasury bills for $63,989,932 and repaid the margin loan.

On October 10, 2003, the Fund advanced $75,000 to Equicom, Inc. pursuant to a 10% promissory note, thereby reducing the commitment to provide funding to Equicom by a like amount.

On October 14, 2003, the Fund committed to invest up to an additional $2,000,000 in Container Acquisition, Inc. (“Container”) under certain circumstances. On October 21, 2003, $500,000 of such commitment was advanced to Container.

Subsequent to September 30, 2003, the Fund entered into a contract, subject to certain conditions, to sell its investment in Strategic Holdings, Inc. Proceeds from such sale are expected to approximate the value reflected for such investment in the accompanying financial statements.

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

Privately-held portfolio securities – The fair value of investments for which no market exists (95% of the investments held by the Fund at September 30, 2003) is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Federal Income Taxes – The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company (“RIC”) and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to shareholders. Therefore, no provision for federal income taxes is recorded in the financial statements. The Fund borrows money from time to time to maintain its tax status under the Internal Revenue Code as a RIC. See Note 2 for further discussion of the Fund’s RIC borrowings.

Liquidity and Capital Resources

At September 30, 2003, the Fund had $82,749,052 of its assets invested in portfolio securities of 18 companies and two venture capital funds.

The Fund has a $10,000,000 revolving line of credit with Bank of America, N.A. that expires on November 30, 2003. The Fund uses its revolving line of credit for liquidity to pay operating expenses of the Fund and for new and follow-on investments in portfolio securities. The Fund had $9,065,000 outstanding under this line of credit at September 30, 2003, which is collateralized by the Fund’s investments in portfolio securities. As of November 12, 2003, the Fund’s availability under the revolving line of credit is approximately $240,000.

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

The lender has asked the Fund to take steps to pay off the line of credit. Accordingly, the Fund has been in discussions with interested parties regarding the sale of certain portfolio securities. Due to the Fund’s limited cash resources currently available, the Fund may be required to obtain borrowings from other parties and refinance its existing line of credit in order to maintain liquidity. Subsequent to September 30, 2003, the Fund entered into a contract, subject to certain conditions, to sell its investment in Strategic Holdings, Inc (“SHI”). The proceeds from this sale, if consummated, should enable the Fund to pay its line of credit in full. The lender indicated it will extend the line of credit to January 31, 2004, release certain collateral and permit additional secured borrowings from other parties during such period, but no definitive agreement has been executed. The Fund is also pursuing arrangements to refinance the line of credit with another lender. There can be no assurance that the Fund can sell securities sufficient to pay off the line of credit, extend the existing line of credit, obtain additional third party financing or obtain a replacement facility. Should the Fund be unable to do so, the Fund may be required to sell portfolio securities at values that could be materially less than Management’s estimates of fair value.

The Fund has declared a dividend of its net taxable investment income for 2003, estimated to be approximately $4.5 million, payable on January 16, 2004. The dividend will be paid by issuing shares of common stock, unless shareholders of the Fund request payment in cash, by specific election. Based on historical elections, the Fund would expect approximately 40% of the shareholders to elect to receive their dividend in cash. If the Fund is unable to complete the sale of SHI and obtain an extension of the line of credit or obtain additional financing, it may not have the funds to pay the cash portion of the dividend.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. The Fund has guaranteed obligations to financial institutions on behalf of Equicom, Inc. (“Equicom”) in the amount of $268,520. The Fund has made loans to Equicom from time to time to enable the company to service its debt, but the Management Company does not expect the Fund to advance more than $225,000 in the last quarter of 2003 for such purpose. In addition, the Fund has committed to invest up to an additional $2 million in Container Acquisition, Inc., in connection with a proposed refinancing of the company. Also, the Fund committed to invest up to $5,550,000 in the two venture capital funds in its portfolio. At September 30, 2003, $3,570,000 of such amount had been funded. The Management Company does not expect the Fund to advance more than $450,000 of its remaining commitments to the venture capital funds in the last quarter of 2003. If the Fund does not have sufficient funds to make follow-on investments, the Portfolio Company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in and its estimated fair value of the Portfolio Company could be reduced.

Net cash provided (used) by operating activities was $1,323,510 and $(1,100,542) for the nine months ended September 30, 2003 and 2002, respectively. Approximately $22.3 million in estimated value of the Fund’s investments are in the form of notes receivable from Portfolio Companies. At September 30, 2003, two of these notes, with an estimated fair value of $6,835,609 provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes.

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

At September 30, 2003, the Fund had $63,990,948 of its total assets of $151,357,565 invested in U.S. Treasury bills. These securities were held by a securities brokerage firm in an established margin account that is utilized to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a regulated investment company, and were pledged along with cash and securities to secure the payment of the margin account balance. The U.S. Treasury bills were sold and such amount was repaid to the brokerage firm on October 1, 2003.

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

Results of Operations

Investment Income and Expense

Net investment income after all expenses amounted to $2,809,811 and $893,686 for the nine months ended September 30, 2003 and 2002, respectively. Income from portfolio securities was $6,111,784 for the nine months ended September 30, 2003 and $2,652,139 for the comparable period in 2002. The increase in 2003 is primarily attributable to a $3,500,000 cash dividend received from Champion Window Holdings, Inc. in 2003. Professional fees increased to $191,187 in 2003 from $143,204 in 2002. This increase is due to additional fees related to the 2002 audit. Interest expense increased to $739,644 in 2003 from $384,608 in 2002 due to an increase in the interest rate on the loan for 2003 and additional fees paid to renew the line of credit. The current interest rate for 2003 is prime + 4% per annum, which was 8.00% at September 30, 2003. This interest rate is approximately four percentage points higher than the rate paid in 2002. In addition, the average daily balances outstanding on the lines of credit increased to $10,994,432 during the nine months ended September 30, 2003 from $10,506,112 during the comparable period in 2002.

The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1,172,324 and $1,147,271 during the nine months ended September 30, 2003 and 2002, respectively.

On November 14, 2001, options to acquire a total of 990,000 shares of common stock at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options include dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting. The Fund is currently discussing with the Securities and Exchange Commission certain matters regarding the Fund’s Stock Incentive Plan including, whether a business development company is authorized to issue options that include dividend equivalent rights. Since November 2001, no cash dividends have been declared by the Fund. Consequently, no amounts have accumulated to the benefit of the option holders related to the dividend equivalent rights. However, variable plan accounting resulted in recorded non-cash compensation expense (benefit) of $835,215 and $(14,434) during the nine months ended September 30, 2003 and 2002, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2003, the Fund realized net capital losses of $7,801,775 from the sale of securities of seven Portfolio Companies. The Fund received $197,986 for its remaining investment in Milam Enterprises, LLC, realizing a capital gain of $196,075. The Fund received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note, realizing a capital gain of $551,850 relating to the unamortized original issue discount. In addition, the Fund received $500,000 for its investment in FS Strategies, Inc., realizing a capital loss of $8,758,667. Also, the Fund sold 8,863 shares of Weatherford International common stock for $353,409, realizing a capital loss of $160,202. In addition, the Fund received $3,452 from ENGlobal Corporation in payment for 3,596 shares of common stock, realizing a capital gain of $1,350. On September 30, 2003, the Fund received $690,000 from the liquidation of GCS RE, Inc., realizing a capital gain of $369,076. Also, the Fund realized a net short term capital loss of $1,258 from the purchase and sale of U.S. Treasury Bills during 2003.

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

Unrealized Appreciation and Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased by $4,980,305 during the nine months ended September 30, 2003 from $5,417,014 to $436,709. Such change resulted from increases in the estimated fair value of eight of the Fund’s Portfolio Companies aggregating $7,395,883, decreases in the estimated fair value of eleven of the Fund’s Portfolio Companies aggregating $11,547,082 and the transfer of $9,131,504 in net unrealized depreciation to net capital loss from the sale or disposition of investments in four of the Fund’s Portfolio Companies.

Net unrealized depreciation on investments increased by $3,809,439 during the nine months ended September 30, 2002 from $4,492,995 to $8,302,433. Such increase resulted from increases in the estimated fair value of eleven of the Fund’s Portfolio Companies aggregating $10,011,215, decreases in the estimated fair value of thirteen of the Fund’s Portfolio Companies aggregating $13,407,271 and the transfer of $413,383 in unrealized appreciation to net capital gain from the sale or disposition of investments in three of the Fund’s Portfolio Companies.

Dividends

The Fund declared no dividends during the nine months ended September 30, 2003 and 2002. In November 2003, the Fund declared a dividend equivalent to its net taxable investment income for 2003, estimated to be approximately $4.5 million, or $0.72 per share. The dividend is payable to the shareholders of record on November 30, 2003. The dividend will be paid by the issuance of additional shares of common stock, unless shareholders request payment in cash, by specific election. Based on historical elections, the Fund would expect approximately 40% of the Fund’s shareholders to elect to receive their dividend in cash. Payment of the dividend is expected to occur in January 2004.

Portfolio Investments

During the nine months ended September 30, 2003, the Fund made follow-on investments of $3,224,870 in eight portfolio companies, including $944,870 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

For the nine months ended September 30, 2003, the Fund received an additional 1,321 and 146,833 shares of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) and ENGlobal Corporation (“ENG”) in dividends, respectively. In addition, Sovereign elected to convert $480,488 of accrued interest into the balance of the 15% promissory notes due to the Fund.

During the nine months ended September 30, 2003, ENG made principal payments of $330,000 on its 9.5% promissory note, reducing the note balance to $2,450,000.

On February 28, 2003, the Fund received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note, realizing a capital gain of $551,850.

On March 3, 2003, the Fund invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in June 2000. $1,500,000 of such commitment has been funded through September 30, 2003.

During the nine months ended September 30, 2003, the Fund advanced $490,000 to Equicom, Inc. pursuant to a 10% promissory note, thereby reducing the guarantee commitment to Equicom’s lender by a like amount.

On June 4, 2003, the Fund invested an additional $240,000 in Sternhill Partners I, L.P. pursuant to a $2,550,000 commitment made in March 2000. $2,070,000 of such commitment has been funded through September 30, 2003.

On July 2, 2003, the Fund received a cash dividend of $3,500,000 from its investment in Champion Window Holdings, Inc.

On June 19, 2003 and July 14, 2003, the Fund invested $400,000 and $850,000, respectively in Container Acquisition, Inc. in exchange for a 7% promissory note.

On August 19, 2003, ENG exercised its right to convert all of its outstanding Series A preferred stock into common stock. As a result, the Fund’s investment of $2,734,833 in Series A preferred stock was converted into 1,149,089 shares of common stock.

During the nine months ended September 30, 2003, original issue discount of $118,703 was accreted on the 12% promissory note from Turfgrass America, Inc., bringing the note balance to $3,900,507. The original issue discount is being accreted over the life of the note.

Subsequent Events

On October 1, 2003, the Fund sold U.S. Treasury bills for $63,989,932 and repaid the margin loan.

On October 10, 2003, the Fund advanced $75,000 to Equicom, Inc. pursuant to a 10% promissory note, thereby reducing the commitment to provide funding to Equicom by a like amount.

On October 14, 2003, the Fund committed to invest up to an additional $2,000,000 in Container Acquisition, Inc. (“Container”) under certain circumstances. On October 21, 2003, $500,000 of such commitment was advanced to Container.

Subsequent to September 30, 2003, the Fund entered into a contract, subject to certain conditions, to sell its investment in Strategic Holdings, Inc. Proceeds from such sale are expected to approximate the value reflected for such investment in the accompanying financial statements.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not initially invest more than 15% of the value of its net assets in a single Portfolio Company. However, follow-on investments, a disproportionate increase in the value of one Portfolio Company or the sale of investments may result in greater than 15% of the Fund’s net assets being invested in a single Portfolio Company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund’s net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, or results of operations of, the stock price of, or in the market’s assessment of any single Portfolio Company to a greater extent than would be the case if it were a “diversified” company holding numerous investments. The Fund currently has investments in 18 Portfolio Companies and two venture capital funds. The value of one investment exceeds 22% of the value of the Fund’s net assets and the value of another exceeds 21%. The value of the Fund’s investments in three entities which are involved in the manufacture of residential windows exceeds 33% of the Fund’s net asset value at September 30, 2003.

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

The Fund’s Chairman and Chief Executive Officer and President and Principal Financial and Accounting Officer have evaluated the effectiveness of the Fund’s disclosure controls and procedures as of the end of the quarter covered by report. Based on their evaluation, the Fund’s Chairman and Chief

Executive Officer and President and Principal Financial and Accounting Officer concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information relating to the Fund was made known to them by others within the Fund in a timely manner, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared, and that no changes are required at this time.

There have been no significant changes in the Fund’s internal controls during the quarter that have materially affected or is reasonably likely to affect the Fund’s internal controls over financial reporting.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.	Quarterly Certification Required by Rules 13a-14 and 15-d-14 under the Securities Exchange Act of 1934

(1) Certification by the Chief Executive Officer

(2) Certification by the President and Principal Financial and Accounting Officer

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the President and Principal Financial and Accounting Officer

99.1	Press Release dated November 5, 2003

99.2	Press Release dated November 5, 2003

99.3	Press Release dated November 13, 2003

(b)	Reports on Form 8-K filed subsequent to quarter ended September 30, 2003

No reports on Form 8-K were filed by the Fund during the period for which this report is filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: November 14, 2003	EQUUS II INCORPORATED

/s/ Nolan Lehmann

Nolan Lehmann
President
Principal Financial and Accounting Officer