Form 10-K
period 2003-12-31
EQUUS II INC
filed 2004-03-30
CIK 878932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-19509

EQUUS II INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2727 Allen Parkway, 13th Floor Houston, Texas	77019 (Zip Code)

Registrant’s telephone number, including area code: (713) 529-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $46,493,389 computed on the basis of $7.89 per share, closing price of the common stock on the New York Stock Exchange on March 24, 2004. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,615,173 shares of the registrant’s common stock, $.001 par value, outstanding as of March 24, 2004. The net asset value of a share at December 31, 2003 was $10.81.

Documents incorporated by reference: Portions of the Proxy Statement for 2004 Annual Meeting of Stockholders is incorporated by reference in Part II and III.

ii

Item 1.    Business

Equus II Incorporated (the “Fund”) is a Delaware corporation that seeks to generate current distributions of net investment income and long term capital gains by making equity-oriented investments in small to medium sized privately owned companies (“Portfolio Companies”). We invest primarily in companies that intend to grow either internally or by acquiring other businesses, including through leveraged buyouts. We may also invest in recapitalizations of existing businesses or special situations from time to time. Our investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940 (the “Investment Company Act”).

We have nine directors. Seven of our directors are individuals (the “Independent Directors”) who are not “interested persons” of the Fund as defined by the Investment Company Act. Our directors are responsible for providing overall guidance and supervision of the Fund, approving the valuation of our investments and performing various duties imposed on directors of a business development company by the Investment Company Act. Among other things, the Independent Directors must approve the management arrangements for the Fund, the custody arrangements with respect to portfolio securities, the selection of independent public accountants, fidelity bonding and any transactions with affiliates.

We have engaged Equus Capital Management Corporation, a Delaware corporation (the “Management Company”), to provide certain investment management and administrative services to the Fund. Subject to the supervision of the directors, the Management Company performs, or arranges for third parties to perform, the management, administrative, certain investment advisory and other services necessary for the operation of the Fund. The Management Company identifies, evaluates, structures, monitors and disposes of our investments. The Management Company also manages our cash and short-term, interest-bearing investments and provides the Fund, at the Management Company’s expense, with the office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Management Company) necessary to enable the Fund to conduct its business.

The Management Company, its officers and directors and the officers of the Fund are collectively referred to herein as “Management”. Our principal office is located at 2727 Allen Parkway, 13th Floor, Houston, Texas, 77019, and the telephone number is (713) 529-0900.

Investment Practices

Substantially all of our net assets are invested or committed to be invested in securities of Portfolio Companies. Substantially all amounts not invested in securities of Portfolio Companies are invested in short-term, highly liquid investments consisting of U.S. Treasury Bills, interest-bearing bank accounts, certificates of deposit or other short-term, highly liquid investments providing, in the opinion of the Management Company, appropriate safety of principal. At December 31, 2003, $52,695,202 of such short-term investments were restricted and were pledged as collateral on margin borrowings. We sold the short-term investments and repaid the margin loan on January 2, 2004.

Our investments in portfolio securities are usually structured in private transactions negotiated directly with the owner or issuer of the securities acquired. The enterprise value of a Portfolio Company typically ranges from $15,000,000 to $75,000,000, at the time of our initial investment. Our initial investment in a Portfolio Company typically ranges from $1,500,000 to $7,500,000 and normally represents fifteen to eighty percent of the equity in such company. The balance of the purchase price of a Portfolio Company is supplied by debt financing and other equity investors, if necessary.

We attempt to reduce certain of the risks inherent in private equity-oriented investments by investing in a portfolio of companies involved in different industries. We limit our initial investment (whether in the form of equity or debt securities, commitments to purchase securities or debt guaranties) in any Portfolio Company to no more than 15% of the Fund’s net assets at the date of initial investment. However, our investment in a particular Portfolio Company may exceed these initial investment limitations due to follow-on investments, as discussed below, or due to increases in the value of such investments. We had 63% of our net assets invested in three companies, two of which are in the same industry, at December 31, 2003.

We may make investments as a sole investor, with other professional investors or with other persons. We ordinarily are not the sole investor in a Portfolio Company. Joint equity participants may include management of the Portfolio Company, other business development companies, small business investment companies, other institutional or individual investors or venture capital groups. The investment position of the Fund and its co-investors in Portfolio Companies will typically involve a substantial, and may constitute a controlling, interest in such companies.

We may borrow funds to make new or follow-on investments, to maintain our pass through tax status, or to pay contingencies and expenses. See “Borrowings” and “Loss of Conduit Tax Treatment” under “Factors that May Affect Future Results, the Market Price of Common Stock, and the Accuracy of Forward Looking Statements.”

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

4.	The willingness of the company to permit us and our co-investors, if any, to take a substantial position in the company and have representation on its Board of Directors, so as to enable us to influence the selection of management and basic policies of the company.

Investment Operations

The investment operations of the Fund consist principally of the following basic activities:

Identifying Investments.    Investment opportunities are identified by the Management Company and its officers and directors. Investment proposals may, however, come from other sources, which may include unsolicited proposals from the public and referrals from banks, lawyers, accountants and members of the financial community. Subject to the approval of the Board of Directors, the Fund may pay such persons (including affiliates of Management other than directors, officers and employees of the Management Company) finder’s fees to the extent permissible under applicable law and consistent with industry practice.

Evaluating Investment Opportunities.    Prior to committing funds to an investment opportunity, due diligence is conducted to assess the prospects and risks of the potential investment. See “Investment Criteria” above.

Structuring Investments.    Portfolio Company investments typically are negotiated directly with the prospective Portfolio Company or its affiliates. The Management Company structures the terms of a proposed investment, including the purchase price, the type of security to be purchased and the future involvement of the Fund and affiliates in the Portfolio Company’s business. The Management Company seeks to structure the terms of the investment to provide for the capital needs of the Portfolio Company and at the same time maximize the Fund’s opportunities for capital appreciation in its investment.

Providing Management Assistance and Monitoring of Investments.    Successful private equity investments typically require active monitoring of, and significant participation in, major business decisions of Portfolio Companies. In most cases, officers of the Fund serve as members of the boards of directors of Portfolio Companies. Such management assistance is required of a business development company under the Investment Company Act and is intended to enable us to provide guidance and management assistance with respect to such matters as capital structure, budgets, profit goals, diversification strategy, financing requirements, management additions or replacements and development of a public or private market for the securities of the Portfolio Company. In connection with their service as directors of Portfolio Companies, officers and directors of Management may receive and retain directors’ fees or reimbursement for expenses incurred, and may participate in incentive stock option plans for non-employee directors, if any. When necessary, the Management Company, on behalf of the Fund, may also assign staff professionals with financial or management expertise to assist Portfolio Company management on specific problems.

Current Portfolio Companies

For a description of our current Portfolio Company investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Temporary Investments

Pending investment in Portfolio Companies, we invest our available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, “Temporary Investments”). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody’s Investor Services, Inc. or Standard & Poor’s Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether the Fund has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See “Regulation” below.

Follow-on Investments

Following our initial investment in a Portfolio Company, we may be requested to make follow-on investments in the company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to us or otherwise to increase our position in a successful or promising Portfolio Company. We may also be called upon to provide additional equity or loans needed by a Portfolio Company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. We may make follow-on investments in Portfolio Companies from funds on hand or may borrow all or a portion of the funds required to make such follow-on investments. If we are unable to maintain our revolving line of credit and do not have sufficient funds to make follow-on investments, the Portfolio Company in need of the investment may be negatively impacted and/or our equity interest in the Portfolio Company may be reduced.

We have committed, under certain circumstances, to make follow-on investments in certain Portfolio Companies. See further discussion of this in the “Liquidity and Capital Resources” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Disposition of Investments

The method and timing of the disposition of our portfolio investments is critical to the realization of capital appreciation and to the minimization of any capital losses. We expect to dispose of our portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public offerings, public sales of such securities and negotiated private sales of such securities to the Portfolio Company itself or to other investors. In addition, we may distribute our portfolio securities in-kind to our stockholders. In structuring investments, we endeavor to reach such agreements or understandings with a prospective Portfolio Company as may be appropriate with respect to the method and timing of the disposition of our investment and, if appropriate, seek to obtain registration rights at the expense of the Portfolio Company. We bear the costs of disposing of investments to the extent not paid by the Portfolio Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Fund’s borrowings and liquidity.

Operating Expenses

The Management Company, at its expense, provides the Fund with office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Management Company) necessary for the conduct of our business and pays all costs related to proposed acquisitions of portfolio securities that are not completed, unless such proposed acquisitions have been previously approved by the Board of Directors of the Fund.

The Fund is responsible for paying certain expenses relating to its operations, including: management fees to the Management Company; fees and expenses of the Independent Directors; finder’s fees; direct costs of proposed investments in Portfolio Companies, whether or not completed, if such proposed investments have been approved for acquisition by our Board of Directors; depositary fees of unaffiliated depositaries; fees of unaffiliated transfer agents, registrars and disbursing agents; the administrative fee to the Management Company; portfolio transaction expenses; interest; legal and accounting expenses; costs of printing and mailing proxy materials and reports to stockholders; New York Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other unusual or nonrecurring expenses and other expenses properly payable by the Fund. We also have the ability to pay bonuses to our officers, but none have been paid to date.

Valuation

On a quarterly basis, the Management Company performs a valuation of our investments, subject to the approval of our Board of Directors. Valuations of portfolio securities are done in accordance with The accompanying notes are an accounting principles generally accepted in the United States and the financial reporting policies of the Securities and Exchange Commission (the “SEC”).

The fair value of investments for which no market exists (including most of our investments) is determined on the basis of procedures established in good faith by our Board of Directors. As a general principle, the current “fair value” of an investment would be the amount we might reasonably expect to receive for it upon its current sale, in an orderly manner. There is a range of values that are reasonable for such investments at any particular time. Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation.

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

We may also use, when available, third-party transactions in a Portfolio Company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Our investments for which market quotations are readily available and which are freely transferable are valued at the closing price on the date of valuation. For securities which are in a class of public securities but are restricted from free trading (such as Rule 144 stock or large blocks), valuation is set by discounting the closing price to reflect the estimated effects of the illiquidity caused by such restrictions. The fair values of debt securities, which are generally held to maturity, are determined on the basis of the terms of the debt securities and the financial condition of the issuer. Certificates of deposit generally will be valued at their face value, plus interest accrued to the date of valuation.

The Board of Directors reviews the valuation policies on a quarterly basis to determine their appropriateness and may also hire independent firms to review the Management Company’s methodology of valuation or to conduct an independent valuation.

On a daily basis, we adjust our net asset value for the changes in the value of our publicly held securities and material changes in the value of our private securities and report those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Custodian

We act as the custodian of our securities to the extent permitted under the Investment Company Act and are subject to the restrictions imposed on self-custodians by the Investment Company Act and the rules and regulations thereunder. We have entered into an agreement with Frost National Bank with respect to the safekeeping of our securities. The principal business office of the custodian is 100 West Houston, San Antonio, Texas 78205.

Transfer and Disbursing Agent

We employ American Stock Transfer & Trust Company as our transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of our transfer agent is 59 Maiden Lane, New York, NY, 10007.

Factors that May Affect Future Results, the Market Price of Common Stock, and the Accuracy of Forward-Looking Statements

In the normal course of our business, in an effort to keep our stockholders and the public informed about our operations and portfolio of investments, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Fund or Portfolio Companies in which it invests, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Fund, or projections involving anticipated purchases or sales of securities or other aspects of the Fund’s operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Fund’s operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Fund, and any one of which, or a combination of which, could materially affect the results of the Fund’s operations or net asset value, the market price of its common stock, and whether forward-looking statements made by the Fund ultimately prove to be accurate.

The following discussion outlines certain factors that could affect our results for 2004 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by us or on our behalf:

Valuation of Investments.    Our net asset value is based on the value assigned to our portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. We adjust our net asset value for changes in the value of our publicly held securities on a daily basis.

The value of the Fund’s investments in securities for which market quotations are not available is determined as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined quarterly. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our estimate of fair value may materially differ from the fair value that would have been used had a ready market existed for the securities. Appraisal valuations are based on a Portfolio Company’s historical performance and certain assumptions concerning the company’s future performance, the financial markets, and general economic conditions. A Portfolio Company’s failure to achieve its business plan, changes in financial and other markets, or changes in general economic conditions could result in significant and rapid changes in the value of a Portfolio Company. At December 31, 2003, only one of our Portfolio Companies had securities for which market quotations were readily available. However, because our holdings of shares in such company substantially exceed the average daily trading volume, we have recorded a discount from market value on our shares. Such discount may or may not reflect the actual price we could receive on the sale of such securities. See “Valuation”.

Market Value and Net Asset Value.    The shares of our common stock are listed on the New York Stock Exchange (“NYSE”). Stockholders desiring liquidity may trade their shares of common stock on the NYSE at current market value, which historically has been below the net asset value. Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of a closed-end fund is a risk separate and distinct from the risk that a fund’s net asset value will decrease. The risk of purchasing shares of a closed-end fund that might trade at a discount is more pronounced for investors who wish to sell their shares in a relatively short period of time because for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. Our shares have traded at a discount to net asset value since they began trading. For information concerning the trading history of our shares, see “Market for Registrant’s Common Equity and Related Stockholder Matters.”

Non-Diversified Status; Number of Investments.    The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. We do not initially invest more than 15% of the value of our net assets in a single Portfolio Company. However, follow-on investments, disproportionate increases or decreases in the value of certain Portfolio Companies or the sale of investments may result in greater than 15% of our net assets being invested in a single Portfolio Company. At December 31, 2003, we had investments in 16 Portfolio Companies and two venture capital funds. The value of one investment exceeded 28% of the value of our net assets and the value of another exceeded 22%. The value of our investments in two businesses which manufacture residential windows, primarily for new construction, exceeded 41% of our net asset value at December 31, 2003. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single Portfolio Company will affect our net asset value and the market price of our common stock to a greater extent than would be the case if it were a “diversified” company holding numerous investments.

Leveraged Portfolio Investments.    While leveraged buyout investments and investments in highly leveraged companies may offer the opportunity for significant gains, such investments involve a high degree of business and financial risk and can also result in substantial losses. The use of leverage by Portfolio Companies magnifies the increase or decrease in the value of a Fund investment as compared to the overall change in value of a Portfolio Company.

Many of our Portfolio Companies have incurred substantial indebtedness in relation to their overall capital base. Such indebtedness generally has a term that will require that the balance of the loan be refinanced when it matures. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness or is not successful in refinancing the debt upon its maturity, our investment could be reduced or eliminated through foreclosure on the Portfolio Company’s assets or the Portfolio Company’s reorganization or bankruptcy.

A substantial portion of the indebtedness incurred by Portfolio Companies may bear interest at rates that will fluctuate in accordance with a stated interest rate index or the prime lending rate. The cash flow of a Portfolio Company may not be sufficient to meet increases in interest payments on its indebtedness. Accordingly, the profitability of our Portfolio Companies, as well as the value of our investments in such companies, depends significantly upon prevailing interest rates.

In addition, a number of financial institutions that have historically been active in lending in the small and mid-cap markets on an asset-based or cash-flow basis have withdrawn from the market and declined to extend existing loans past their current maturity dates. Since most of our Portfolio Companies borrow in this market, a number of Portfolio Companies are currently faced with the necessity of refinancing their existing credit facilities in a market where there are few other financing alternatives. If a Portfolio Company cannot refinance its credit facility on a timely basis, it may be required to sell assets to repay debt or seek protection under applicable reorganization or bankruptcy laws. In either event the value of our investment in such Portfolio Company may be materially affected.

Lack of Liquidity of Portfolio Investments.    Our portfolio investments consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in “private placement” transactions or because we are deemed to be an affiliate of the issuer. Generally, we will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933 and applicable state securities law, unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict our ability to liquidate its securities in Portfolio Companies, since in many cases the securities of such companies will be privately held and we may own a relatively large percentage of the issuer’s outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers. The above limitations on liquidity of our securities could preclude or delay any disposition of such securities, which may reduce the amount of proceeds that might otherwise be realized.

Borrowings.    We may borrow funds to make investments, to maintain our pass-through tax status as a regulated investment company under Subchapter M of the Internal Revenue Code or to pay contingencies and expenses. We are permitted under the Investment Company Act to borrow if, immediately after the borrowing, we will have asset coverage of at least 200%. That is, we may borrow an amount up to 50% of the value of our assets (including investments made with borrowed funds). The amount and nature of any borrowings will depend upon a number of factors over which we have no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of the stockholders. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in our net asset value. While the “spread” between the current yield on our investments and the cost of any loan would augment the stockholders’ return from the Fund, if the spread narrows (because of an increase in the cost of debt or insufficient income on our investments), distributions to the stockholders would be adversely affected. If the spread were reversed, we might be unable to meet our obligations to our lenders, which might then seek to cause us to liquidate some or all of our investments. There can be no assurance that we would realize full value for our investments or recoup all of our capital if our portfolio investments were required to be liquidated in other than an orderly manner.

Many financial institutions today are unwilling to lend against a portfolio of illiquid, private securities. The decline in the number of institutions in our credit market and the make-up of our portfolio has made it more difficult for us to borrow at the level and on the terms that we desire. Our borrowings have historically consisted of a revolving line of credit, the proceeds of which have been utilized to provide liquidity for expenses and contingencies and to make new or follow-on investments, and a line of credit promissory note or margin account utilized quarterly to enable us to achieve adequate diversification to maintain our pass-through tax status as a regulated investment company.

The costs of borrowing money may exceed the income from the portfolio securities we purchased with the borrowed money. The Fund will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Fund (including any interest paid on the money borrowed). A decline in net asset value could affect our ability to make distributions on its common stock. Our failure to distribute a sufficient portion of our net investment income and net realized capital gains could result in a loss of pass-through tax status or subject us to a 4% excise tax. See “Loss of Conduit Tax Treatment.” If the asset coverage for debt securities issued by the Fund declines to less than 200% (as a result of market fluctuations or otherwise), we may be required to sell a portion of our investments when it may be disadvantageous to do so.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 in the “Notes to the Financial Statements” for further discussion of the current status of our borrowings and liquidity.

Need for Follow-on Investments in Portfolio Companies.    After our initial investment in a Portfolio Company, we may be called upon from time to time to provide additional funds to such company, or may have the opportunity to increase its investment in such company by the exercise of a warrant to purchase common stock. There is no assurance that we will make, or have sufficient funds to make, follow-on investments. Any decision by us not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a Portfolio Company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation, and may dilute our equity interest in or reduce the expected yield on our investment.

Loss of Conduit Tax Treatment.    The Fund may cease to qualify for conduit tax treatment if it is unable to comply with the diversification and gross income requirements of Subchapter M of the Internal Revenue Code. Subchapter M requires that at the end of each quarter (i) at least 50% of the value of our assets must consist of cash, government securities and other securities of any one issuer that do not represent more than 5% of the value of our total assets and 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of our assets may be invested in the securities of any one issuer (other than United States government securities), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses. Additionally, at least 90% of our gross income must be derived from interest, dividends, gains from sale of portfolio securities and other qualifying sources. As discussed in “Borrowings”, we have historically borrowed funds necessary to make qualifying investments to satisfy the foregoing diversification requirements. If we fail to satisfy such diversification requirements and cease to qualify for conduit tax treatment, we will be subject to income tax on our income and gains and stockholders will be subject to income tax on distributions. We may also cease to qualify for conduit tax treatment, or be subject to a 4% excise tax, if we fail to distribute a sufficient portion of our net investment income and net realized capital gains. Management believes that we have met the Subchapter M requirements to be taxed as a RIC for 2003 and we intend to be taxed as such for 2003.

Long-Term Objective.    The Fund is intended for investors seeking long-term capital growth. The Fund is not meant to provide a vehicle for those who wish to play short-term swings in the stock market. The portfolio securities acquired by us generally require four to seven years or longer to reach maturity and generally are illiquid. An investment in our shares should not be considered a complete investment program. Each prospective purchaser should take into account his investment objectives as well as his other investments when considering the purchase of our shares.

Competition for Investments.    We encounter competition from other persons or entities with similar investment objectives. These competitors include private equity partnerships, other business development companies, investment partnerships and corporations, small business investment companies, large industrial and financial companies investing directly or through affiliates, foreign investors of various types and individuals. Many of these competitors have greater financial resources and more personnel than the Fund and may be subject to different and frequently less stringent regulation.

Possible Volatility of Stock Price.    The market price of our common stock could be subject to significant fluctuations in response to variations in our net asset value, our quarterly operating results, and other factors. The market price of the common stock may be significantly affected by such factors as the announcement of new or follow-on investments in portfolio companies, the sale or proposed sale of a portfolio investment, the results of operations or fluctuations in the market prices or appraised value of one or more of our Portfolio Companies, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. From time to time in recent years, the securities markets have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the common stock. In addition, we are subject to the risk of the securities markets in which our portfolio securities are traded. Securities markets are cyclical and the prices of the securities traded in such markets rise and fall at various times. These cyclical periods may extend over significant periods of time.

Regulation

The Investment Advisers Act generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provides for compensation to the investment adviser on the basis of a share of capital gains or capital appreciation of the portfolio investments or any portion of the funds of the investment company or pursuant to a stock option plan. The Investment Advisers Act, however, does permit the payment of compensation based on capital gains or the issuance of incentive stock options to management in an investment advisory contract between an investment adviser and a business development company. The Fund has elected to be treated as a business development company under the Investment Company Act. Accordingly, we have provided for incentive compensation to our officers based on an incentive stock option plan established and approved by our stockholders in 1997.

We may not withdraw our election to be treated as a business development company without first obtaining the approval of a majority in interest of our stockholders. The following brief description of the Investment Company Act is qualified in its entirety by reference to the full text of the Investment Company Act and the rules thereunder.

A business development company must be operated for the purpose of investing in the securities of certain present and former “eligible portfolio companies” or certain bankrupt or insolvent companies and must make available significant managerial assistance to portfolio companies. An eligible portfolio company generally is a company that (1) is organized under the laws of, and has its principal place of business in, any state or states, (2) is not an investment company and (3)(a) does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list, (b) is actively controlled by the business development company acting either alone or as part of a group acting together and an affiliate of the business development company is a member of the portfolio company’s board of directors or (c) meets such other criteria as may be established by the SEC. Control is presumed to exist where the business development company owns more than 25% of the outstanding voting securities of a portfolio company.

“Making available significant managerial assistance” is defined under the Investment Company Act to mean (a) any arrangement whereby a business development company, through its directors, officers or employees, offers to provide and, if accepted, does provide significant guidance and counsel concerning the management, operations or business objectives or policies of a portfolio company or (b) the exercise of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as part of a group acting together which controls such company (“Managed Company”). A business development company may satisfy the requirements of clause (a) with respect to a portfolio company by purchasing securities of such a company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, the business development company will not satisfy the general requirement of making available significant managerial assistance if it only provides such assistance indirectly through an investor group. A business development company need only extend significant managerial assistance with respect to portfolio companies, which are treated as Qualifying Assets (as defined below) for the purpose of satisfying the 70% test discussed below.

The Investment Company Act prohibits or restricts the Fund from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that we may acquire to “Qualifying Assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of our total assets consists of qualifying assets. Qualifying Assets include (1) securities of companies that were eligible portfolio companies at the time that the Fund acquired their securities; (2) securities of companies that are actively controlled by the Fund; (3) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (4) securities acquired as follow-on investments in companies that were eligible portfolio companies at the time of our initial acquisition of their securities but are no longer eligible portfolio companies, provided that we have maintained a substantial portion of our initial investment in such companies; (5) securities received in exchange for or distributed on or with respect to any of the foregoing; and (6) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for such securities to be considered Qualifying Assets. As a general matter, Qualifying Assets may only be purchased from the issuer or an affiliate in a transaction not constituting a public offering. We may not engage in short term sales of securities or purchase any security on margin, except such short-term credits as are necessary for the clearance of portfolio transactions or to maintain our pass-through tax status as a regulated investment company.

We are permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock senior to the common stock if our asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the senior stockholders’ interests. In addition, provisions must be made to prohibit any distribution to common stockholders or the repurchase of any shares unless the asset coverage ratio is at least 200% at the time of the distribution or repurchase.

We generally may sell our common stock at a price that is below the prevailing net asset value per share only upon the approval of the policy by stockholders holding a majority of our issued shares,

including a majority of shares held by nonaffiliated stockholders. We may, in accordance with certain conditions established by the SEC, sell shares below net asset value in connection with the distribution of rights to all of our stockholders. We may also issue shares at less than net asset value in payment of dividends to existing stockholders.

Since we are a closed-end business development company, our stockholders have no right to present their shares to the Fund for redemption. Recognizing the possibility that our shares might trade at a discount, our Board of Directors has determined that it would be in the best interest of our stockholders for us to be authorized to attempt to reduce or eliminate a market value discount from net asset value. Accordingly, the Fund from time to time we may, but we are not required to, repurchase our shares (including by means of tender offers) to attempt to reduce or eliminate any discount or to increase the net asset value of our shares.

The investments and business of the Fund are managed by the Management Company, pursuant to a Management Agreement (the “Management Agreement”) initially approved by our stockholders at a special meeting on April 9, 1997. The Management Agreement provides that the Management Company shall provide, or arrange for suitable third parties to provide, any and all management and administrative services reasonably necessary for the operation of the Fund and the conduct of its business. In return for its service and the expenses which the Management Company assumes under the Management Agreement, we pay the Management Company, on a quarterly basis, a management fee equal to 0.5% of our net assets on the last day of each calendar quarter (2% per annum).

The Management Agreement will continue in effect until June 30, 2004, and from year-to–year thereafter provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund or (ii) a majority of the directors who are not “interested persons” of the Fund, at a meeting called for the purpose of voting on such approval. The Management Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of our shares on 60 days’ written notice to the Management Company, and would automatically terminate in the event of its “assignment” (as defined in the Investment Company Act).

Stockholders have approved the Equus II Incorporated 1997 Stock Incentive Plan (“Stock Incentive Plan”), which permits the Fund to issue options to our officers, all of whom are employed by the Management Company, and our directors, in an aggregate amount of up to 20% of our outstanding shares of common stock. Options are issued to our officers at the discretion of the compensation committee in accordance with the Stock Incentive Plan.

In November 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to our officers of the Fund. These options included dividend equivalent rights. Dividend equivalent rights represent the right of our officers to receive a credit against the option exercise price for the amount of any dividends paid by us during the option period. In January 2002, we filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC to permit us to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. During its review of such application, the SEC staff advised us that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. Accordingly, we may be required to obtain a new exemptive order from the SEC permitting the Fund to issue dividend equivalent rights. Based on the ongoing discussion with the SEC, we have not recorded any associated compensation expense for the 2003 dividend applicable to dividend equivalent rights. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $650,000, with an offsetting credit to additional paid in capital, would have been recognized under variable plan accounting in the fourth quarter. Such recognition of the non-cash compensation expense would not have changed our reported net assets.

During its review of the exemptive application discussed above, the SEC staff also raised certain issues with respect to the manner in which the officer notes were settled during 2001. We have responded to the staff’s questions and supplied additional information. Although the ultimate resolution of this matter cannot be determined at this time, we believe that the resolution of this matter will not have an adverse financial impact on the Fund. See note 8 in the “Notes to the Financial Statements” for further discussion.

Many of the transactions involving the Fund and our affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the Independent Directors and a majority of the Independent Directors having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of the Fund, including the Management Company, require the prior approval of the SEC. In general (a) any person who owns, controls or holds with power to vote more than 5% of the outstanding shares, (b) any director or executive officer and (c) any person who directly or indirectly controls, is controlled by or is under common control with such person, must obtain the prior approval of a majority of the Independent Directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Fund or any company controlled by the Fund. In accordance with the Investment Company Act, a majority of the directors must be persons who are not “interested persons” as defined in such act. Except for certain transactions which must be approved by the Independent Directors, the Investment Company Act generally does not restrict transactions between the Fund and its Portfolio Companies.

Item 2.    Properties.

We do not have any direct interest in any physical properties.

Item 3.    Legal Proceedings.

The Fund, our affiliates and certain of our Portfolio Companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect our net asset value or the fair value of our portfolio investments.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange under the symbol “EQS”. We had approximately 6,300 stockholders at December 31, 2003, 1,482 of which were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. At December 31, 2003, our net asset value was $10.81 per share of our common stock ($10.75 per diluted share).

The following table reflects the high and low sales prices per share of our common stock on the New York Stock Exchange for the two years ended December 31, 2003, by quarter:

Quarter Ended	High	Low
March 31, 2002	$7.93	$7.60
June 30, 2002	$7.83	$7.40
September 30, 2002	$7.46	$6.44
December 31, 2002	$6.84	$6.47
March 31, 2003	$7.00	$6.50
June 30, 2003	$8.84	$6.87
September 30, 2003	$8.94	$7.96
December 31, 2003	$8.65	$7.79

As a regulated investment company under Subchapter M of the Internal Revenue Code, we are required to distribute to our stockholders, in a timely manner, at least 90% of our taxable net investment income each year. If we do not distribute, in a timely manner, 98% of our taxable net capital gains and 98% of our taxable net investment income each year (as well as any portion of the respective 2% balances not distributed in the previous year), we will be subject to the 4% non-deductible federal excise tax on certain undistributed income of regulated investment companies. Under the Investment Company Act, we are not permitted to pay dividends to stockholders unless we meet certain asset coverage requirements. If taxable net investment income is retained, we will be subject to federal income and excise taxes. We reserve the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and our stockholders will be able to claim their proportionate share of the federal income taxes paid by us on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

Historically, net investment income and net realized gains from the sale of portfolio investments have been distributed at least annually. We declared dividends of $4,556,772 ($0.72 per share) during 2003. The 2003 dividend was paid in additional shares of common stock or in cash by specific election made by each stockholder. We paid $2,287,194 in cash and issued 286,540 additional shares of stock at $7.919 per share in January 2004, in connection with such dividend. The Fund did not have any net taxable ordinary income or capital gains for the calendar year 2002, and did not declare a dividend. There are restrictions on our ability to pay dividends under our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our liquidity and capital resources.

We invest in companies that we believe have a high potential for capital appreciation, and we intend to realize the majority of our profits upon the sale of our investments in Portfolio Companies. Consequently, most of the companies in which we invest do not have established policies of paying annual dividends. However, a portion of the investments in portfolio securities held by us consists of interest-bearing subordinated debt securities or dividend-paying preferred stock.

The information under the heading “Equity Compensation Plan Information” in the Fund’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 6, 2004 (the “2004 Proxy Statement”), is incorporated into Item 12 of this report by reference.

During the fiscal year ended December 31, 2003, we sold no securities of the Fund which were not registered under the Securities Act of 1933, as amended. In December 2003, we issued a $1.5 million 9% secured promissory note payable to an individual due on January 31, 2005.

Item 6.    Selected Financial Data.

Following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2003. Amounts are in thousands except per share data. All shares and per share amounts have been retroactively adjusted to reflect the 10% stock dividend declared and paid in 2001.

	2003	2002	2001	2000	1999
Total investment income	$7,166	$2,987	$2,714	$5,117	$5,157
Net investment income (loss)	$3,398	$145	$1,155	$549	$(2,177)
Realized gain (loss) on dispositions of portfolio securities, net	$(5,508)	$802	$(7,196)	$(6,161)	$40,353
Increase (decrease) in unrealized appreciation of portfolio securities, net	$(2,159)	$(924)	$(3,674)	$282	$(45,412)
Total increase (decrease) in net assets from operations	$(4,269)	$24	$(9,716)	$(5,329)	$(7,237)
Dividends declared	$4,556	$—	$—	$3,844	$23,815
Total assets at end of year	$132,908	$148,337	$150,819	$176,018	$175,022
Net assets at end of year	$71,538	$76,976	$76,967	$90,925	$101,419
Net cash provided by operating activities	$11,429	$2,908	$13,182	$14,453	$32,266
Shares outstanding at end of year	6,615	6,233	6,233	6,493	6,719
Average shares outstanding during year	6,244	6,233	6,363	6,457	5,445

Per Share Data:
	2003	2002	2001	2000	1999
Net investment income (loss)	$0.54	$0.02	$0.18	$0.08	$(0.40)
Realized gain (loss) on dispositions of portfolio securities, net	$(0.88)	$0.13	$(1.13)	$(0.95)	$7.41
Increase (decrease) in unrealized appreciation of portfolio securities, net	$(0.35)	$(0.15)	$(0.57)	$0.05	$(8.34)
Dividends declared	$0.72	$—	$—	$0.55	$3.86
Net asset value (including unrealized appreciation), end of year	$10.81	$12.35	$12.35	$14.00	$15.10
Diluted net asset value	$10.75	$12.35	$12.25	$14.00	$15.10

The financial statements for 1999 through 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of the auditor’s report previously issued by Arthur Andersen LLP on our financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in the Form 10-K. Arthur Andersen LLP did not reissue its report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus II Incorporated is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. We had investments in 16 Portfolio Companies and two venture capital funds at December 31, 2003. At December 31, 2002, we had investments in 21 Portfolio Companies and the two venture funds. We did not make any new investments in 2003 or 2002 since our assets were substantially invested and funds received from the disposition of investments were reinvested in follow-on investments in Portfolio Companies or applied to reduce our line of credit. Since the make-up of our portfolio of investments was predominantly non-public securities in 2003 and 2002, we were not able to borrow under our line of credit to fund new investments.

We attempt to limit risk by investing in a portfolio of companies involved in different industries. We limit our initial investment in any company to no more than 15% of the Fund’s net assets. However, at December 31, 2003, 41% of our net assets were invested in two companies in the residential window industry, and 22% was invested in a third company which processes recycled glass. We have entered into a definitive agreement, subject to certain conditions, to sell our investment in Strategic Holdings, Inc., the recycled glass processor. Proceeds from such sale are expected to provide us with a level of liquidity to allow us to explore new investment opportunities in 2004.

The valuation of our investments is the most significant area of judgment impacting our financial statements. Our portfolio investments are valued at our estimates of fair value, with the net change in unrealized appreciation or depreciation included in the determination of net assets. Almost all of our long-term investments are in privately-held or restricted securities, the valuation of which is necessarily subjective. Actual values may differ materially from the Fund’s estimated fair value. Portfolio valuations are determined quarterly by the Management Company, subject to the approval of the Board of Directors, and are based on a number of relevant factors.

Most of our Portfolio Companies utilize leverage, and the leverage magnifies the return on our investments. For example, if a Portfolio Company has a total enterprise value of $10 million and $7.5 million in funded indebtedness, its equity is valued at $2.5 million. If the enterprise value increases or decreases by 20%, to $12 million or $8 million, respectively, the value of the equity increases or decreases by 80%, to $4.5 million or $.5 million, respectively. This disproportionate increase or decrease adds a level of volatility to our equity-oriented portfolio securities.

We derive our cash flow from interest and dividends received and sales of securities from our investment portfolio. We pay certain administrative costs, management fees to the Management Company overseeing the portfolio, and interest expense on our existing debt. We also spend our cash on new investments, or follow-on investments which may be required by certain Portfolio Companies. Historically, our cash flow from interest and dividends has not been sufficient to cover our expenses and follow-on investments. Because our investments are illiquid, we have utilized leverage to provide the required funds, and the leverage is then repaid from the sale of portfolio securities. Since the fourth quarter of 2002, our previous lender required that all proceeds from sale or repayment of our portfolio securities be applied to its loan, and reduced its commitment to advance funds under the loan agreement by a like amount.

We have distributed to our stockholders any net taxable investment income or realized capital gains on an annual basis. We declared a dividend of $0.72 per share in 2003, including $0.57 per share in qualifying dividend income and $0.15 per share as a return of capital. No dividend was declared or paid in 2002.

Since we are a closed-end business development company, stockholders have no right to present their shares to the Fund for redemption. Because our shares might trade at a discount, our Board of Directors has determined that it would be in the best interest of our stockholders for the Fund to be authorized to attempt to reduce or eliminate the market value discount from net asset value. Accordingly, from time to time we may, but we are not required to, repurchase our shares (including by means of tender offers) to attempt to reduce or eliminate the discount or to increase the net asset value of our shares.

Significant Accounting Policies

Valuation of Investments — The valuation of our Portfolio Companies is the most significant area of judgment impacting the financial statements. Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below:

Publicly-traded portfolio securities — Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable.

Privately-held portfolio securities — The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by our Board of Directors. As a general principle, the current “fair value” of an investment is the amount we might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

Generally, cost is the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of our Board of Directors. Appraisal valuations are based upon such factors as a Portfolio Company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

Most of our Fund’s common equity investments are appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company’s experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. The banking environment currently has resulted in pressure on several of these Portfolio Companies to reduce the amount of leverage in order to maintain such financing. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that a Portfolio Company will be able to restructure its loan agreements to adjust for any defaults, the Portfolio Company’s securities continue to be valued assuming that the company is a going concern. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness or is not successful in refinancing the debt upon its maturity, the value of the Fund’s investment could be reduced or eliminated through foreclosure on the Portfolio Company’s assets or the Portfolio Company’s reorganization or bankruptcy.

We may also use, when available, third-party transactions in a Portfolio Company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

The fair values of debt securities, which are generally held to maturity, are determined on the The accompanying notes are an basis of the terms of the debt securities and the financial conditions of the issuer. Certificates of deposit generally will be valued at their face value, plus interest accrued to the date of valuation.

On a daily basis, we adjust our net asset value for changes in the value of our publicly held securities and material changes in the value of our private securities, and report those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Federal Income Taxes — We intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. As of December 31, 2003, the Fund has a capital loss carryforward of approximately $8,024,000, which may be used to offset future taxable capital gains. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a regulated investment company (“RIC”). See “Borrowings” and “Loss of Conduit Tax Treatment” for further discussions of our borrowings.

Liquidity and Capital Resources

At December 31, 2003, we had $75,553,608 of our total assets of $132,907,715 invested in portfolio securities of 16 operating companies and two venture capital funds. $51,984,089 of our remaining assets were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. These securities were held by a securities brokerage firm and were pledged along with cash and other securities to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 2, 2004.

We had a $10,000,000 revolving line of credit with Bank of America, N.A. that expired on January 31, 2004. The line of credit was extended through March 15, 2004 at the reduced maximum borrowing amount of $6,600,000. We use our revolving line of credit to pay operating expenses and for new and follow-on investments in portfolio securities. We had $5,000,000 outstanding under this line of credit at December 31, 2003, which was collateralized by our portfolio securities. In December 2003, we borrowed an additional $1,500,000 from an individual pursuant to a 9% promissory note, secured by 240,000 shares of common stock of Champion Window Holdings, Inc., due January 31, 2005, in order to fund a follow-on investment.

Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with Frost National Bank. The new line of credit extends through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. The amount outstanding as of March 24, 2004 under the new line of credit is $2,998,868 and the availability of such line is $3,501,132 at such date.

The new loan is collateralized by our investments in portfolio securities. The provisions of the new revolver include a borrowing base that cannot exceed 10% of the total value of eligible portfolio securities. Interest on the new revolving line of credit is payable quarterly at a rate of .50% above the floating prime rate, adjusted daily. A facility fee of .25% per annum on the unused portion of the line of credit is payable quarterly in arrears, and we paid a commitment fee of $65,000 at the closing of the loan. Management believes the new line of credit will provide us with sufficient liquidity to meet our known obligations, including expected follow-on investments, during 2004.

We have entered into an agreement, subject to certain conditions, to sell our interest in Strategic Holdings, Inc. on or before April 2, 2004. Proceeds of such sale, if consummated, will be used to pay down our existing borrowings under our line of credit. The remaining proceeds may be used for new or follow-on investments. There is no assurance that the sale will be completed.

We declared a dividend of $0.72 per share for 2003, or $4,556,472. We paid $2,287,194 in cash and issued 286,540 additional shares of common stock at $7.919 per share on January 16, 2004.

Under certain circumstances, we may be called on to make follow-on investments in certain Portfolio Companies. If we do not have sufficient funds to make follow-on investments, the Portfolio Company in need of the investment may be negatively impacted. Also, our equity interest in and our estimated fair value of the Portfolio Company could be reduced. We have made loans to Equicom, Inc. (“Equicom”) from time to time to enable the company to service its debt. We also have guaranteed obligations to financial institutions on behalf of Equicom in the amount of $253,000. We expect to advance some portion of the $253,000 in 2004. In addition, as of December 31, 2003, we have committed to invest up to an additional $1,845,000 in the two venture capital funds in our portfolio. We do not expect to advance more than $945,000 of our remaining commitments to the venture capital funds in 2004.

Net cash provided by operating activities was $11,429,076, $2,908,001 and $13,182,044 for the three years ended December 31, 2003, 2002 and 2001, respectively. Approximately $19.5 million in estimated value of our investments are in the form of notes receivable from Portfolio Companies. However, only two of the Portfolio Companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $3,643,698 in fair value. At December 31, 2003, two of the promissory notes, with an estimated fair value of $4,347,709, provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In conjunction with the restructuring of Turfgrass America, Inc. (“Turfgrass”), we have agreed to exchange our existing investment, including notes receivable and preferred stock with costs aggregating $4,730,690 and $768,638, respectively, for common stock. The only value we have assigned to the investment in Turfgrass at December 31, 2003 is $900,000 in accrued interest receivable.

Because of the nature and size of our portfolio investments, we periodically borrowed funds under a line of credit promissory note to make qualifying investments to maintain our tax status under the Internal Revenue Code as a regulated investment company (“RIC”). Our line of credit promissory note expired on January 1, 2003. During 2003, we borrowed sufficient funds to maintain our RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

We have the ability to borrow funds and issue forms of senior securities representing indebtedness or stock, such as preferred stock, subject to certain restrictions. Net taxable investment income and net taxable realized gains from the sales of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of expenses and contingencies or to make follow-on or new investments. Pursuant to the restrictions in our existing line of credit, we are not allowed to incur additional indebtedness unless approved by the lender.

We reserve the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to us as long-term capital gains and stockholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

Results of Operations

Investment Income and Expense

Our net investment income after all expenses amounted to $3,398,033, $145,483 and $1,154,695 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest and dividend income from portfolio securities was $7,161,128 in 2003, $2,725,541 in 2002 and $2,600,030 in 2001. The increase in 2003 is attributable primarily to accrued interest written off on notes receivable from certain portfolio companies in 2002, plus the receipt of a cash dividend of $3,500,000 from Champion Window Holdings, Inc. in 2003.

Interest expense was $985,967 in 2003 as compared to $573,997 in 2002 and $437,197 in 2001. The increase in 2003 as compared to 2002 and 2001 is due primarily to an increase in the average interest rate on the loan and fees of $120,670 paid to extend the previous line of credit during 2003. The average interest rate in 2003 was 8.0%, which was approximately four percentage points higher than the average rate paid in 2002.

Professional fees were $298,537 in 2003 as compared to $250,704 during 2002 and $452,414 during 2001. The decrease in 2003 and 2002 as compared to 2001 is due primarily to legal fees incurred in 2001 related to (i) a potential purchase of a Portfolio Company that did not occur and (ii) the sale of our investment in another Portfolio Company.

Mailing, printing and other expenses were $155,996 in 2003 as compared to $119,747 during 2002 and $179,531 during 2001. The increase in 2003 as compared to 2002 is primarily due to a third quarter report not being produced in 2002 and the increased costs of Edgarizing in 2003 due to new documentation required for the Sarbanes-Oxley Act. The decrease from 2001 to 2002 is primarily due to the reduced costs in producing the annual reports.

We pay a management compensation fee to the Management Company at an annual rate of 2% of our net assets, paid quarterly in arrears. Such fees amounted to $1,530,016, $1,532,152 and $1,618,784 during 2003, 2002 and 2001, respectively.

During 1999, the officers of the Fund exercised options to purchase 719,794 shares of our common stock. The exercise price was paid in the form of promissory notes from such officers. During 2001, such officers surrendered their shares in satisfaction of their notes. Under variable plan accounting applicable to these transactions, compensation expense was adjusted to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on our net asset value. Non-cash compensation expense (benefit) under this arrangement was $(1,536,856) for the year ended December 31, 2001 and was recorded as an adjustment to additional paid in capital.

On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options included dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting. Such accounting resulted in additional non-cash compensation expense (benefit) of $389,002 and $(14,434) for the years ended December 31, 2003 and 2002, respectively. See Note 8 in the “Notes to the Financial Statements” for a table that reflects stock option activity for the three years ended December 31, 2003.

Dividend equivalent rights represent the right of our officers to receive a credit against the option exercise price for the amount of any dividends paid by us during the option period. In January 2002, we filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC to permit us to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. During its review of such application, the SEC staff advised us that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. Accordingly, we may be required to obtain a new exemptive order from the SEC permitting the Fund to issue dividend equivalent rights. Based on the ongoing discussion with the SEC, we have not recorded any associated compensation expense for the 2003 dividend applicable to dividend equivalent rights. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $650,000, with an offsetting credit to additional paid in capital, would have been recognized under variable plan accounting in the fourth quarter. Such recognition of the non-cash compensation expense would not have changed our reported net assets.

During its review of the exemptive application discussed above, the SEC staff also raised certain issues with respect to the manner in which the officer notes were settled during 2001. We have responded to the staff’s questions and supplied additional information. Although the ultimate resolution of this matter cannot be determined at this time, we believe that the resolution of this matter will not have an adverse financial impact on the Fund.

Realized Gains and Losses on Dispositions of Portfolio Securities

During the year ended December 31, 2003, we realized a net capital loss of $5,508,277 from the sale or disposition of Portfolio Companies as follows:

•	received proceeds of $197,985 from our investment in Milam Enterprises LLC, realizing capital gains of $196,075;

•	received proceeds of $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note, realizing a capital gain of $551,850;

•	received proceeds of $500,000 for our investment in FS Strategies, Inc., realizing a capital loss of $8,758,667;

•	sold 8,863 shares of Weatherford International common stock for $353,409, realizing a capital loss of $160,202;

•	received proceeds of $3,452 from ENGlobal Corporation in payment of 3,596 shares of common stock, realizing a capital gain of $1,350;

•	received proceeds of $790,126 from the liquidation of GCS RE, Inc., realizing a capital gain of $469,202;

•	sold 200,000 shares of NCI Building Systems, Inc. for $4,789,216, realizing a capital gain of $4,629,433;

•	wrote off our investment in Equipment Support Services, Inc., realizing a capital loss of $3,168,500; and

•	received proceeds of $1,105,712 from our investment in Reliant Window Holdings LLC, realizing a capital gain of $733,456.

In addition, we realized a net short term capital loss of $2,274 from the purchase and sale of U.S. Treasury Bills during 2003.

During the year ended December 31, 2002, we realized a net capital gain of $802,235 from the sale or disposition of securities of Portfolio Companies as follows:

•	sold 60,595 shares of common stock of Weatherford International for $2,844,558, realizing a capital loss of $666,922;

•	sold a portion of our investment in Travis International, Inc. for $921,577 in cash plus an interest in Milam Enterprises, LLC, realizing a capital gain of $918,091;

•	received proceeds from Jones Industrial Holdings, Inc. for the redemption of 18,667 warrants, realizing a capital gain of $148,131; and

•	received proceeds from our investment in Milam Enterprises LLC, realizing a capital gain of $402,935.

During the year ended December 31, 2001, we realized a net capital loss of $7,196,407 from the sale or write-off of securities of Portfolio Companies as follows:

•	sold our investment in Stephen L. LaFrance Holdings, Inc. for $10,000,000, realizing a capital gain of $7,501,548;

•	the remaining shares of Paracelsus Healthcare Corporation were written-off, realizing a capital loss of $4,299,449;

•	the remaining investment in Hot & Cool Holdings, Inc. was written-off, realizing a capital loss of $5,775,000;

•	the remaining investment in CRC Holdings, Corp. was written off, realizing a capital loss of $1,192,114;

•	the sale of a portfolio company by Sternhill Partners, L.P. resulted in a realized capital gain of $7,055;

•	sold 11,024 shares of Raytel Medical Corporation for $66,527, realizing a capital loss of $264,203;

•	received 69,458 shares of Weatherford International common stock pursuant to a plan of liquidation of Tulsa Industries, Inc. and in payment of a note receivable, realizing a capital loss of $2,663,678; and

•	received ENGlobal, Inc. (formerly Industrial Data Systems Corporation (“IDS”)) common stock as a result of the merger of IDS and Petrocon Engineering Inc., realizing a capital loss of $510,566.

Unrealized Appreciation and Depreciation of Portfolio Securities

See “Factors that May Affect Future Results, the Market Price of Common Stock, and the Accuracy of Forward-Looking Statements” regarding the valuation of our Portfolio Companies. The valuation of our Portfolio Companies is the most significant area of judgment impacting the financial statements.

Net unrealized depreciation increased by $2,159,141 during the year ended December 31, 2003 from $5,417,014 to $7,576,155. This increase resulted from an increase in estimated fair value of securities of six of our Portfolio Companies of $7,520,643, a decrease in estimated fair value of securities of ten of our Portfolio Companies and our two venture capital fund investments of $17,775,571, and the transfer of $8,095,787 in net unrealized depreciation to net realized losses from the sale or disposition of investments in six Portfolio Companies.

Net unrealized depreciation increased by $924,020 during the year ended December 31, 2002 from $4,492,994 to $5,417,014. Such increase resulted from an increase in estimated fair value of securities of ten of our Portfolio Companies of $20,949,486, a decrease in estimated fair value of securities of twelve of our Portfolio Companies and our two venture capital fund investments of $20,457,188, and the transfer of $1,416,318 in net unrealized depreciation to net realized losses from the sale or disposition of investments in five Portfolio Companies.

Net unrealized depreciation increased by $3,674,031 during the year ended December 31, 2001 from $818,963 to $4,492,994. Such increase resulted from an increase in estimated fair value of securities of two of our Portfolio Companies of $3,730,000, a decrease in estimated fair value of securities of fourteen of our Portfolio Companies of $17,455,390, and the transfer of $10,051,359 in net unrealized depreciation to net realized losses from the sale or disposition of investments in seven Portfolio Companies.

Dividends

We declared a distribution of $4,556,772 ($0.72 per share) during 2003, including $0.57 per share in qualifying dividend income and $0.15 per share as a return of capital. The 2003 dividend was paid in additional shares of common stock or in cash by specific election made by each stockholder in December 2003. The Fund paid $2,287,195 in cash and issued 286,540 additional shares of stock at $7.919 per share in January 2004, in connection with such dividend. The 286,540 shares of stock are included in outstanding shares as of December 31, 2003. We did not have any net taxable ordinary income or capital gains for the calendar year 2002 and did not declare or pay a dividend in 2002. In lieu of any cash dividends in 2001, the Board of Directors declared a stock dividend of one additional share for each ten shares held by our stockholders of record on December 3, 2001 and we issued 566,638 shares on December 17, 2001.

Portfolio Investments

As of December 31, 2003, we had active investments in the following Portfolio Companies:

Alenco Holding Corporation/Alenco Window Holdings, LLC (formerly Reliant Window Holdings, LLC)

Alenco Holding Corporation (“Alenco”), Bryan, Texas, was formed to purchase certain assets of Reliant Building Products, Inc. (“Reliant”) pursuant to a plan of reorganization confirmed in bankruptcy court in 2001. Alenco manufactures aluminum and vinyl windows in two plants, one in Bryan and one in Peachtree City, Georgia, for single and multi-family residential purposes. Alenco distributes its products through a network of over 200 customers in twenty states. At December 31, 2003, our investment in Alenco, valued at $3,600,000 with a cost of $227, consisted of 22,657 shares of common stock. Alenco maintains a website at www.alencowindows.com. Nolan Lehmann, President of the Fund, serves on the board of directors of Alenco.

Alenco Window Holdings, LLC (“AWH”) was formed to acquire the senior secured debt of Reliant, which it exchanged for notes receivable from and an equity interest in Alenco. We initially invested in AWH through Reliant Window Holdings, LLC (“RWH”). During the fourth quarter of 2003, RWH was dissolved. Upon dissolution, we received cash and a 32.25% membership interest of AWH. At December 31, 2003, our investment in AWH, valued at $5,000,000 with no cost, consisted of a 32.25% membership interest. AWH owns 73,000 shares of the common stock, or approximately 36% of the fully-diluted equity interest of Alenco. The combined investments in Alenco and AWH give the Fund an approximate 23% fully-diluted equity interest in Alenco. Mr. Lehmann serves as a member of the board of managers of AWH.

At December 31, 2002, the Alenco investments were valued at an aggregate $7,100,000. During 2003, the investments were increased in value by an aggregate of $1,500,000, and in addition we received $1.1 million in cash distributions from AWH, realizing a capital gain of $733,546.

American Trenchless Technology, LLC / Glendale LLC

American Trenchless Technology, LLC (“ATT”), Houston, Texas, was formed to acquire H & I Boring and Tunneling, a Houston based regional provider of underground infrastructure services, utilizing boring, tunneling and directional drilling technologies. ATT services the water, sewer, electrical and telecommunications industries. ATT maintains a website at www.americantrenchless.com. At December 31, 2003, our investment in ATT was valued at zero with a cost of $1,324,694 and consisted of 4,160 shares of common stock. In conjunction with a restructuring of ATT’s bank indebtedness in October 2002, we invested $300,000 to acquire 50% of the membership interest in Glendale, LLC (“Glendale”), which was formed to acquire a $600,000 participation in the secured bank loan to ATT. Our ownership interest in Glendale is valued at zero at December 31, 2003. Our investment in ATT and Glendale represents an approximate 34 % fully-diluted equity interest in ATT.

At December 31, 2002, the Fund’s investment in ATT and Glendale was valued at $300,000. During 2003, we recorded additional unrealized depreciation of $300,000 on this investment.

The Bradshaw Group

The Bradshaw Group (“TBG”), Dallas, Texas, provides innovative printing solutions primarily for customers in need of high-speed mass printings. TBG maintains a web site at www.bradshawgroup.com. At December 31, 2003 and 2002, our investment in TBG was valued at zero with a cost of $1,794,546. Our investment consisted of 1,335,000 shares of preferred stock, a warrant to buy 2,229,450 shares of common stock at $0.01 through May 2008, a 15% promissory note in the amount of $459,545 and a prime + 2% promissory note in the amount of $398,383, representing an approximate 17.8% fully-diluted equity interest. Gary L. Forbes, a Vice President of the Fund, serves on TBG’s Board of Directors.

Champion Window Holdings, Inc.

Champion Window Holdings, Inc. (“Champion”), Houston, Texas, manufactures and sells aluminum windows for single and multi-family residential purposes, primarily in Houston, San Antonio and Austin, Texas. Most of Champion’s sales are for new construction, sold directly to homebuilders. Champion maintains a web site at www.championwindow.net. At December 31, 2003, our investment in Champion, valued at $19,668,200 with a cost of $1,400,000, consisted of 1,400,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $7.18 per share through July 2008. Our investment in Champion represents an approximate 32% fully-diluted equity interest. Sam P. Douglass, Chairman and CEO of the Fund, and Mr. Lehmann serve as directors of Champion.

At December 31, 2002, our investment in Champion was valued at $17,000,000. During 2003, we recorded additional unrealized appreciation of $2,668,200 on the Champion investment. In addition, we received a cash dividend of $3,500,000 from Champion in 2003.

CMC Investments, LLC

CMC Investments, LLC, (“CMC”), Houston, Texas, invested in Cooper Manufacturing Company, which manufactured drilling rigs for the oil and gas industry. The investment in CMC was received by us upon the liquidation of Tulsa Industries, Inc., a former investment. CMC is expected to be liquidated in early 2004. At December 31, 2003, our investment in CMC was valued at $65,000 with a cost of $525,000. Our investment consists of a 21% membership interest in CMC.

At December 31, 2002, our investment in CMC was valued at $925,000 with a cost of $1,038,611, and included 8,863 shares of Weatherford International (“WFT”) common stock. During 2003, the WFT shares were sold for total net proceeds of $353,409, realizing a capital loss of $160,202. The remainder of the investment was reduced in value by $460,000 during 2003.

Container Acquisition, Inc. / CCI-ANI Finance, LLC

Container Acquisition, Inc. (“Container”), Houston, Texas, provides logistics and maintenance services to owners and lessees of international shipping containers. Container maintains a web site at www.containercare.com. At December 31, 2003, our investment in Container, valued at $2,275,000 with a cost of $13,000,218, consisted of 1,370,000 shares of common stock, 78,318 shares of preferred stock, a promissory note in the amount of $3,797,418 and a warrant, exercisable under certain conditions, to buy 370,588 shares of common stock at $0.01 per share through February 2007. Our investment in Container represents an approximate 65% fully-diluted equity interest. Mr. Douglass and Mr. Lehmann serve on Container’s Board of Directors.

In conjunction with a restructuring of Container’s bank indebtedness in April 2002, we invested $1,571,000 to acquire an approximate 85% membership interest in CCI-ANI Finance, LLC (“CCI-ANI”)

which was formed to purchase a Container subordinated note held by the former owner of Container. The note had a principal balance of $2,000,000 plus $233,333 in accrued interest when it was acquired at a discounted price of $1,850,000. At December 31, 2003, our ownership interest in CCI-ANI is valued at $1,300,000, with a cost of $1,571,000. Mr. Lehmann serves on the board of managers of CCI-ANI.

At December 31, 2002, our investments in Container and CCI-ANI were valued at $5,940,000 with a cost of $12,344,800. During 2003, after giving consideration to the $3,797,418 follow-on investments made during the year, the investments were reduced in value by $4,192,418.

Doane PetCare Enterprises, Inc.

Doane PetCare Enterprises, Inc. (“Doane”), Nashville, Tennessee, is the largest producer of private-label dry pet food in the United States. In 1995, we invested in Summit/DPC Partners, L.P. (“Summit”), which was formed to invest in Doane. Summit was liquidated in April 2001 and we received common stock, a note receivable and warrants in Doane. At December 31, 2003, our investment in Doane was valued at $1,000,000 with a cost of $3,936,643. Our investment consists of 1,943,598 shares of common stock, and represents an approximate 5% fully-diluted equity interest.

At December 31, 2002, the Fund’s investment in Doane was valued at $6,787,803 with a cost of $5,724,446, including $1,787,802 in a 15% promissory note with a face value of $1,805,556. During 2003, we received proceeds of $2,406,398 in payment of the note and realized a capital gain of $551,850. In addition, we reduced the value of the common stock by $4,000,000 in 2003.

The Drilltec Corporation

The Drilltec Corporation (“Drilltec”), Houston, Texas, provides thread protectors and packaging for premium tubular goods, drill pipe and line pipe, utilized primarily in the oil and gas industry. Drilltec maintains a web site at www.drilltec.com. At December 31, 2003 and 2002, our investment in Drilltec, valued at zero with a cost of $1,000,000, consisted of a prime + 9.75% promissory note. We recognized a loss of $7,645,000 on its investment in the preferred stock and common stock of Drilltec in October 2000. Our investment in Drilltec represents an approximate 62% fully-diluted equity interest. Mr. Forbes serves on Drilltec’s Board of Directors.

ENGlobal Corporation (AMEX: ENG) (formerly Industrial Data Systems Corporation and Petrocon Engineering Inc.)

ENGlobal Corporation (“ENG”), Houston, Texas, provides engineering consulting, control systems, field inspections and plant maintenance services, primarily to the energy industry. ENG maintains a website at www.englobal.com. On December 21, 2001, Petrocon Engineering Inc. (“Petrocon”) was merged into ENG. As a result of the merger, we received a promissory note, preferred stock, common stock and conditional warrants of ENGlobal in exchange for our investment in Petrocon, and recorded a book capital loss of $510,000. At December 31, 2003, our investment in ENG was valued at $5,834,377, with a cost of $5,789,192. Our investment consists of a 9.5% promissory note in the amount of $2,340,000, and 2,371,251 shares of common stock. Our investment in ENG represents an approximate 9.9% fully diluted equity interest at December 31, 2003.

At December 31, 2002, our investment in ENG was valued at $6,598,650, with a cost of $6,084,461. Our investment consisted of a 9.5% promissory note in the amount of $2,780,000, 1,225,758 shares of common stock and 2,588,000 shares of convertible preferred stock. During 2003, we received

$440,000 in principal payments on the note and ENG forced the conversion of the preferred stock and accumulated dividends into 1,149,089 shares of common stock. Our unrealized appreciation on the ENG investment declined by $469,000 in 2003.

Equicom, Inc. (formerly Texrock Radio, Inc.)

Equicom, Inc. (“Equicom”), Bryan, Texas, was formed to acquire radio stations in small to medium-sized cities in Texas. At December 31, 2003, Equicom owned and operated 16 radio stations in five market areas. At December 31, 2003, our investment in Equicom, valued at $2,300,000 with a cost of $10,474,090, consisted of 452,000 shares of common stock, 657,611 shares of preferred stock and $3,756,730 in 10% promissory notes. Our investment in Equicom represents an approximate 50% fully-diluted equity interest at December 31, 2003. We have guaranteed up to $253,000 related to an obligation to a financial institution on Equicom’s behalf.

At December 31, 2002, our investment in Equicom was valued at $3,166,730 with a cost of $9,834,090. During 2003, considering the follow-on investments of $640,000, we recorded unrealized depreciation on the investment in Equicom of $1,506,730.

Jones Industrial Services, Inc. (formerly United Industrial Services, Inc.)

Jones Industrial Services, Inc. (“JIS”), Houston, Texas, was formed to acquire businesses providing field services for the petrochemical and power generation industries. At December 31, 2003, our investment in JIS was valued at $2,775,000 with an original cost of $3,500,100 and consisted of 35,000 shares of preferred stock and warrants to buy up to 63,637 shares of common stock at $0.01 per share through June 2008. Our investment in JIS represents an approximate 37.4% fully-diluted equity interest. Mr. Forbes serves on JIS’s Board of Directors.

At December 31, 2002, our investment in JIS was valued at $2,500,000 with an original cost of $3,500,100. During 2003, we increased the value of the investment in JIS by $275,000.

PalletOne, Inc.

PalletOne, Inc. (“PalletOne”), Bartow, Florida, was formed to acquire and operate twelve wooden pallet manufacturing facilities in eight states. PalletOne maintains a website at www.palletone.com. At December 31, 2003, our investment in PalletOne, valued at $3,800,000 with a cost basis of $4,161,500, consisted of 350,000 shares of common stock and 3,811,500 shares of preferred stock, representing an approximate 21% fully-diluted equity interest. Mr. Lehmann and Mr. Forbes serve as directors of PalletOne.

At December 31, 2002, our investment in PalletOne, valued at $3,500,000 with a cost basis of $3,815,000, consisted of 350,000 shares of common stock and 3,465,000 shares of preferred stock. During 2003, we recorded unrealized depreciation of $46,500 on the investment in PalletOne.

Sovereign Business Forms, Inc.

Sovereign Business Forms, Inc. (“Sovereign”), Houston, Texas, is a manufacturer of wholesale business forms, with operations in six states. At December 31, 2003, our investment in Sovereign, valued at $6,098,709 with a cost of $6,438,909, consisted of 20,912 shares of preferred stock, $4,347,709 in 15% promissory notes and warrants to buy up to 551,894, 25,070 and 273,450 shares of common stock at

$1, $1.25 and $1 per share through August 2006, October 2007 and October 2009, respectively. Our investment represents an approximate 31% fully-diluted equity interest in Sovereign. Mr. Forbes serves on Sovereign’s Board of Directors.

At December 31, 2002, our investment in Sovereign was valued at its cost of $5,658,835. During 2003, we recorded unrealized depreciation on the investment in Sovereign of $340,200.

Spectrum Management, LLC

Spectrum Management, LLC (“Spectrum”), Dallas, Texas, was formed to acquire a business which provides security devices to financial institutions. At December 31, 2003, our investment in Spectrum, valued at $4,803,698 with a cost of $4,153,698, consisted of 285,000 units of Class A equity interest and a 16% subordinated promissory note in the amount of $1,303,698. Our investment in Spectrum represents an approximate 79% fully-diluted equity interest. Mr. Forbes serves on the board of directors of Spectrum.

At December 31, 2002, our investment in Spectrum was valued at its original cost of $4,153,698. During 2003, we recorded unrealized appreciation on the investment in Spectrum of $650,000.

Sternhill Partners I, L.P.

Sternhill Partners I, L.P. (“Sternhill”), Houston, Texas, is a venture capital fund which was formed to invest in seed and early stage information, communication and entertainment technology companies. Sternhill maintains a web site at www.sternhillpartners.com. At December 31, 2003, our investment in Sternhill was valued at $700,000 with a cost of $2,176,604. We have committed to invest up to an additional $345,000 in Sternhill. Our investment consists of a 3% limited partnership interest.

At December 31, 2002, our investment in Sternhill was valued at $700,000 with a cost of $1,801,604. During 2003, we invested $375,000 in Sternhill and recorded unrealized depreciation of $375,000 on the investment.

Strategic Holdings, Inc. and related entity

Strategic Holdings, Inc. (“SHI”), Houston, Texas, was formed to acquire Strategic Materials, Inc., formerly known as Allwaste Recycling, Inc., the glass recycling division of Allwaste, Inc. SHI receives and processes used glass, which is then sold to the container, fiberglass and bead industries as a raw material source. At December 31, 2003, our investment in SHI was valued at $15,508,624 with an original cost of $13,659,013. Our investment in SHI consists of 3,089,751 shares of common stock, 3,822,157 shares of Series B preferred stock, $6,750,000 in a 15% promissory note and warrants to buy 225,000, 100,000 and 2,219,237 shares of SHI common stock at $0.4643, $1.50 and $0.01 per share through August 2005, August 2005 and November 2005, respectively. In addition, we have accrued $1,512,500 in interest receivable on the promissory note. Mr. Lehmann serves as a director of SHI.

SMIP, Inc. (“SMIP”), Houston, Texas, was formed to be the general partner of a limited partnership which owns an 18% fully-diluted interest in SHI. Management personnel of Strategic Materials, Inc. are the limited partners of the partnership. At December 31, 2003, our investment in SMIP was valued at $275,000, with a cost of $325,000. Our investment in SMIP consists of 1,000 shares of common stock and $175,000 in a 15% promissory note. SMIP is wholly-owned by the Fund. Mr. Lehmann serves as a director of SMIP.

Our investments in SHI and SMIP represent an approximate 80% fully-diluted equity interest in SHI.

We have announced that we have entered into an agreement whereby we would sell our entire interest in SHI and SMIP on or before April 2, 2004, subject to certain conditions. The net proceeds to us from such sale are expected to approximate the aggregate of the value assigned to our securities in SHI and SMIP at December 31, 2003. Pursuant to the agreement, approximately 15% of the proceeds will be placed in escrow to support our representations and warranties to the purchaser of SHI. If no claims are made, the escrow will be released over the two years following the sale. There is no assurance that the transaction will be completed.

At December 31, 2002, our investments in SHI and SMIP were valued at $13,728,437 with an original cost of $13,984,013. In addition, we had accrued $500,000 in interest receivable on the SHI promissory note. During 2003, we recorded additional accrued interest receivable of $1,038,000 and increased the value of the investments by $2,055,200.

Turfgrass America, Inc.

Turfgrass America, Inc. (“Turfgrass”), Granbury, Texas, was formed for the purpose of acquiring several companies which grow and market warm season turfgrass, including Milberger Turf Farms and Thomas Bros. Grass. Turfgrass is one of the largest warm season turfgrass companies in the United States. Turfgrass maintains a web site at www.turfgrassamerica.com. At December 31, 2003, our investment in Turfgrass was valued at zero with a cost of $6,099,328. Our investment consisted of 211,184 shares of common stock, 1,507,226 shares of convertible preferred stock, $3,940,075 invested in a 12% subordinated promissory note with a face value of $4,000,000, two 12% promissory notes totaling $790,615, and warrants to buy 250,412 shares of Turfgrass common stock for $0.51 through April 2010, representing an approximate 16% fully-diluted equity interest in Turfgrass. Mr. Douglass serves as a director of Turfgrass.

Subsequent to December 31, 2003, another investor acquired 51% of Turfgrass and the company was recapitalized. Our promissory notes (including accrued interest), preferred stock, common stock and warrants were exchanged for approximately 15% of the common stock of the new entity.

At December 31, 2002, our investment in Turfgrass was valued at $5,341,057 with a cost of $5,941,057. During 2003, we recorded amortization of original issue discount of $158,300, reduced the value of the investment by $5,499,328, and recorded a reserve of $396,800 against accrued interest receivable from Turfgrass

Vanguard VII, L.P.

Vanguard VII, L.P. (“Vanguard”), Houston, Texas, is a venture capital fund which was formed to invest in seed and early stage communications and life science technology companies. Vanguard maintains a web site at www.vanguardventures.com. At December 31, 2003, the investment in Vanguard was valued at $550,000 with a cost of $1,500,000. We have committed to invest up to an additional $1,500,000 in Vanguard. Our investment consists of a 1.3% limited partnership interest.

At December 31, 2002, the investment in Vanguard was valued at $700,000 with a cost of $1,200,000. During 2003, we invested an additional $300,000 in Vanguard, and recorded an additional $450,000 in unrealized depreciation.

Summary of New and Follow-On Investments.

During the year ended December 31, 2003, we made follow-on investments of $6,685,841 in nine portfolio companies, including $1,545,841 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes.

For the year ended December 31, 2003, we received an additional 1,781, 146,833 and 346,500 shares of preferred stock of Sovereign, ENG and PalletOne in dividends, respectively. In addition, Sovereign elected to convert $601,974 of accrued interest into the balance of the 15% promissory notes due to the Fund.

During the year ended December 31, 2003, ENG made principal payments of $440,000 on its 9.5% promissory note, reducing the note balance to $2,340,000.

On February 28, 2003, we received $2,406,398 from Doane for payment in full of its 15% promissory note, realizing a capital gain of $551,850.

On March 3, 2003, we invested an additional $300,000 in Vanguard pursuant to a $3,000,000 commitment made in June 2000. $1,500,000 of such commitment has been funded through December 31, 2003.

During the year ended December 31, 2003, we advanced $640,000 to Equicom pursuant to a 10% promissory note, thereby reducing the guarantee commitment to Equicom’s lender.

On June 4, 2003 and December 8, 2003, we invested an additional $240,000 and $135,000, respectively, in Sternhill pursuant to a $2,550,000 commitment made in March 2000. $2,205,000 of such commitment has been funded through December 31, 2003.

On July 2, 2003, we received a cash dividend of $3,500,000 on its investment in common stock of Champion.

During the year ended December 31, 2003, we invested $3,750,000 in Container in exchange for a promissory note. In addition, we received $47,418 of accrued interest in kind by adding such amount to the promissory note.

On August 19, 2003, ENG exercised its right to convert all of its outstanding Series A preferred stock into common stock. As a result, our investment of $2,734,833 in Series A preferred stock was converted into 1,149,089 shares of common stock.

During the year ended December 31, 2003, original issue discount of $158,270 was accreted on the 12% promissory note from Turfgrass, bringing the note balance to $3,940,075. The original issue discount is being accreted over the life of the note.

During the year ended December 31, 2002, we invested $783,749 in two new limited liability companies, which in turn invested in two existing Portfolio Companies, and made follow-on investments of $8,451,097 in twelve portfolio companies, including $2,354,775 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes.

During the year ended December 31, 2001, we invested $15,386,789 in six new companies, including non-cash securities of $10,573,214 in three companies as the result of a merger or sale of existing Portfolio Companies. In addition, we made follow-on investments of $8,709,395 in eleven portfolio companies, including $2,332,847 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note.

Of the companies in which we have investments at December 31, 2003, only ENG is publicly held. The others each have a small number of stockholders and do not generally make financial information available to the public. However, each company’s operations and financial information are reviewed by Management to determine our valuation of the Fund’s investment. See “Valuation”.

Subsequent Events

On January 2, 2004, we sold the U.S. Treasury Bills for $51,986,517 and repaid the margin loan.

On January 12, 2004, we advanced $75,000 to Equicom pursuant to a 10% promissory note, thereby reducing the commitment to provide funding to Equicom.

On January 16, 2004, we paid cash of $2,287,195 and issued 286,540 shares of our common stock in payment of the dividend for 2003.

On January 30, 2004, we received $113,800 in cash for our investment in Equipment Support Services, Inc. Such amount was included in accrued interest receivable at December 31, 2003.

On February 24, 2004, we exercised our warrant to acquire 10,000 shares of Champion common stock for $7.18 per share, or $71,800.

On March 2, 2004, we received a cash dividend of $3,525,000 on its common stock investment in Champion.

On March 3, 2004, we invested an additional $300,000 in Vanguard pursuant to a $3,000,000 commitment made in March 2000. $1,800,000 of such commitment has now been funded.

Effective March 15, 2004, we entered into a new loan agreement with Frost National Bank and used the proceeds to pay off the revolving line of credit with Bank of America, NA.

On March 16, 2004, we exchanged our existing investment in Turfgrass, including notes receivable and preferred stock with costs aggregating $4,730,690 and $768,638, respectively, for common stock of a newly formed company which acquired substantially all of the assets of Turfgrass. The newly formed company is controlled by a new investor in Turfgrass.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates with respect to our investments in debt securities and our outstanding debt payable, as well as changes in marketable equity security prices. We do not use derivative financial instruments to mitigate any of these risks. The return on our investments is generally not affected by foreign currency fluctuations.

Our investments in portfolio securities consist of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in our determination of fair value of these debt securities, since the securities are generally held to maturity. Their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

Borrowings under our lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under our lines of credit for the year ended December 31, 2003 and 2002, respectively, of approximately $10,528,000 and $12,325,000, a change of one percent in the interest rate would have caused a change in interest expense of approximately $105,280 and $123,250. This change would have resulted in a change of $0.02 in the net asset value per share at December 31, 2003 and 2002. We did not enter into our credit facility for trading purposes and the line of credit carries interest at a pre-agreed upon percentage point spread from the prime rate. In addition, there were no significant changes to the factors that affect market risk from 2002 to 2003. We obtained a new line of credit effective March 15, 2004, which expires on March 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our liquidity and capital resources.

A major portion of our investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. A portion of our investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Auditors

To the Board of Directors and Stockholders of

    Equus II Incorporated:

In our opinion, the accompanying balance sheets, including the schedules of portfolio securities, and the related statements of operations, changes in net assets and cash flows and the selected per share data and ratios present fairly, in all material respects, the financial position of Equus II Incorporated (a Delaware corporation) at December 31, 2003, and the results of its operations, changes in net assets and its cash flows for the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements and selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits. We conducted our audits of these statements and selected per share data and ratios in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2003. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Equus II Incorporated as of December 31, 2001 and for the year then ended as well as the selected per share data and ratios for each of the three years in the period then ended were audited by other independent public accountants who have ceased operations. Those independent public accountants expressed an unqualified opinion on those financial statements and selected per share data and ratios in their report dated March 1, 2002, which included an explanatory paragraph that described Equus Capital Management Corporation’s (the “Management Company”) valuation of investments in portfolio securities in the absence of readily ascertainable market values.

As discussed in Note 3, the financial statements include investments in portfolio securities valued at $75,553,608 (106% of net assets) and $82,653,260 (107% of net assets) as of December 31, 2003 and 2002, respectively, whose values have been estimated by the Management Company and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. Those estimated values may differ materially from the values that would have been used had a ready market for the securities existed.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Houston, Texas March 26, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. Equus II Incorporated’s balance sheet as of December 31, 2001 and 2000 and the statements of operations, changes in net assets and cash flows for the years ended December 31, 2000 and 1999 and the selected per share data and ratios for the years ended December 31, 1998 and 1997 are not required to be presented and are not included in this Form 10-K.

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

As discussed in Note 3, the financial statements include investments in portfolio securities valued at $79,750,789 (104% of net assets) and $90,328,540 (99% of net assets) as of December 31, 2001 and 2000, respectively, whose values have been estimated by Equus Capital Management Corporation (the “Management Company”) and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. We have reviewed the procedures used by the Management Company in arriving at their estimates of value of such securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, the Management Company’s estimates of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

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

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Houston, Texas

March 1, 2002

EQUUS II INCORPORATED

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
Assets
Investments in portfolio securities at fair value (cost $83,129,763 and $92,611,224, respectively)	$75,553,608	$87,194,210
Cash	11,296	442
Temporary cash investments, at cost which approximates fair value	375,583	516,236
Restricted cash & temporary investments, at cost which approximates fair value	52,695,202	58,000,000
Accounts receivable	15,469	15,330
Accrued interest receivable due from portfolio companies	4,256,557	2,610,639

Total assets	$132,907,715	$148,336,857

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$240,186	$200,882
Dividends payable	2,287,194	—
Due to management company	357,692	384,880
Revolving line of credit	5,000,000	12,775,000
Payable for securities purchased	51,984,089	—
Note payable	1,500,000	—
Line of credit promissory note	—	58,000,000

Total liabilities	61,369,161	71,360,762

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 6,615,173 and 6,233,021 shares outstanding, respectively	6,615	6,233
Additional paid-in capital	84,497,378	82,496,540
Undistributed net investment income (losses)	(695,282)	(423,919)
Undistributed net capital gains (losses)	(4,694,002)	314,255
Unrealized depreciation of portfolio securities, net	(7,576,155)	(5,417,014)

Total net assets	$71,538,554	$76,976,095

Net assets per share	$10.81	$12.35

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Investment income:
Interest income from portfolio securities	$2,884,655	$1,063,676	$1,501,956
Dividend income from portfolio securities	4,276,473	1,661,865	1,098,074
Interest from temporary cash investments	4,608	21,170	58,655
Other income	—	240,000	55,000

Total investment income	7,165,736	2,986,711	2,713,685

Expenses:
Management fee	1,530,016	1,532,152	1,618,784
Interest expense	985,967	573,997	437,197
Non-cash compensation expense (benefit)	387,002	(14,434)	(1,522,422)
Professional fees	298,537	250,704	452,414
Director fees and expenses	245,839	241,266	252,456
Mailing, printing and other expenses	155,996	119,747	179,531
Franchise taxes	77,514	50,964	91,030
Excise tax	36,832	36,832	—
Administrative fees	50,000	50,000	50,000

Total expenses	3,767,703	2,841,228	1,558,990

Net investment income	3,398,033	145,483	1,154,695

Realized gain (loss) on dispositions of portfolio securities, net	(5,508,277)	802,235	(7,196,407)

Unrealized depreciation of portfolio securities, net:
End of year	(7,576,155)	(5,417,014)	(4,492,994)
Beginning of year	(5,417,014)	(4,492,994)	(818,963)

Increase in unrealized depreciation of portfolio securities, net	(2,159,141)	(924,020)	(3,674,031)

Total increase (decrease) in net assets from operations	$(4,269,385)	$23,698	$(9,715,743)

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Operations:
Net investment income	$3,398,033	$145,483	$1,154,695
Realized gain (loss) on dispositions of portfolio securities, net	(5,508,277)	802,235	(7,196,407)
Decrease in unrealized appreciation of portfolio securities, net	(2,159,141)	(924,020)	(3,674,031)

Increase (decrease) in net assets from operations	(4,269,385)	23,698	(9,715,743)

Capital transactions:
Non-cash compensation expense (benefit) recorded in additional paid in capital	387,002	(14,434)	(1,522,422)
Increase (decrease) from officer notes, net	—	—	(536,781)
Stock repurchase	—	—	(2,182,988)
Dividends declared	(4,556,472)	—	—
Shares issued in dividend	2,269,278
Options exercised by directors and officers	732,036	—	—

Decrease in net assets from capital share transactions	(1,168,156)	(14,434)	(4,242,191)

Increase (decrease) in net assets	(5,437,541)	9,264	(13,957,934)
Net assets, at beginning of year	76,976,095	76,966,831	90,924,765

Net assets, at end of year	$71,538,554	$76,976,095	$76,966,831

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Cash flows from operating activities:
Interest and dividends received	$3,973,977	$912,404	$1,715,076
Cash paid to management company, directors, bank and suppliers	(3,368,585)	(2,921,745)	(3,220,927)
Purchase of portfolio securities	(5,140,000)	(6,880,071)	(11,190,122)
Proceeds from dispositions of portfolio securities	8,289,479	6,944,160	10,101,979
Principal payments from portfolio securities	2,369,547	853,522	789,633
Sales of restricted temporary cash investments	5,304,797	4,000,000	15,000,000
Advances to portfolio companies	(139)	(269)	(13,595)

Net cash provided by operating activities	11,429,076	2,908,001	13,182,044

Cash flows from financing activities:
Advances from bank	5,300,000	246,935,000	272,150,000
Repayments to bank	(71,075,000)	(249,360,000)	(283,250,000)
Borrowings under margin account	292,870,318	—	—
Repayments under margin account	(240,886,229)	—	—
Promissory note payable	1,500,000	—	—
Repurchase of common stock	—	—	(2,182,988)
Dividends paid	—	—	(1,442)
Exercise of stock options	732,036	—	—
Payments received on officer notes	—	—	92,531

Net cash used by financing activities	(11,558,875)	(2,425,000)	(13,191,899)

Net increase (decrease) in cash and cash equivalents	(129,799)	483,001	(9,855)
Cash and cash equivalents at beginning of year	516,678	33,677	43,532

Cash and cash equivalents at end of year	$386,879	$516,678	$33,677

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Continued)

	2003	2002	2001
Reconciliation of increase (decrease) in net assets from operations to net cash provided by operating activities:
Increase (decrease) in net assets from operations	$(4,269,385)	$23,698	$(9,715,743)
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by operating activities:
Realized (gain) loss on dispositions of portfolio securities, net	5,508,277	(802,235)	7,196,407
Decrease in unrealized appreciation, net	2,159,141	924,020	3,674,031
Decrease (increase) in accrued interest receivable due from portfolio companies	(1,645,918)	280,468	1,334,839
Increase in accounts receivable	(139)	(269)	(14,195)
Accrued interest or dividends exchanged for portfolio securities	(1,545,841)	(2,354,775)	(2,332,847)
Non-cash compensation expense (benefit)	387,002	(14,434)	(1,522,422)
Increase (decrease) in accounts payable and accrued liabilities	39,304	(66,129)	(69,726)
Increase (decrease) in due to management company	(27,188)	46	(69,790)
Purchase of portfolio securities	(5,140,000)	(6,880,071)	(11,190,122)
Proceeds from dispositions of portfolio securities	8,289,479	6,944,160	10,101,979
Principal payments from portfolio securities	2,369,547	853,522	789,633
Sales of restricted temporary cash investments	5,304,797	4,000,000	15,000,000

Net cash provided by operating activities	$11,429,076	$2,908,001	$13,182,044

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SELECTED PER SHARE DATA AND RATIOS

FOR THE FIVE YEARS ENDED DECEMBER 31, 2003

	2003	2002	2001	2000	1999
Selected per share data:
Investment income	$1.15	$0.48	$0.43	$0.79	$0.95
Expenses	0.60	0.46	0.25	0.71	1.35

Net investment income (loss)	0.55	0.02	0.18	0.08	(0.40)
Realized gain (loss) on dispositions of portfolio securities, net	(0.88)	0.13	(1.13)	(0.95)	7.41
Increase (decrease) in unrealized appreciation of portfolio securities, net	(0.35)	(0.15)	(0.57)	0.05	(8.34)

Increase (decrease) in net assets from operations	(0.68)	—	(1.52)	(0.82)	(1.33)

Capital transactions:
Dividends declared	(0.72)	—	—	(0.55)	(3.86)
Effect of common stock repurchases	—	—	0.17	0.46	0.09
Dilutive effect of shares issued in common stock dividend and exercise of options	(0.14)	—	(0.30)	(0.19)	(1.12)

Net decrease in assets from capital transactions	(0.86)	—	(0.13)	(0.28)	(4.89)

Net increase (decrease) in net assets	(1.54)	—	(1.65)	(1.10)	(6.22)
Net assets at beginning of year	12.35	12.35	14.00	15.10	21.32

Net assets at end of year	$10.81	$12.35	$12.35	$14.00	$15.10

Net assets at end of year—diluted	$10.75	$12.35	$12.25	$14.00	$15.10

Weighted average number of shares outstanding during year, in thousands	6,244	6,233	6,363	6,457	5,445
Market value per share at end of year	$8.05	$6.64	$7.79	$8.01	$9.38

Selected ratios:
Ratio of total expenses to average net assets	5.07%	3.69%	1.86%	4.75%	6.74%
Ratio of net investment income (loss) to average net assets	4.58%	0.19%	1.38%	0.57%	(2.00)%
Ratio of increase (decrease) in net assets from operations to average net assets	(5.75)%	0.03%	(11.57)%	(5.54)%	(6.65)%
Total return on market price	21.23%	(14.76)%	(2.75)%	(8.74)%	(9.69)%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2003

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Holding Corporation (formerly Alenco Window Holdings II, LLC) Manufacturer & distributor of aluminum and vinyl windows	February 2001
— 22,657 shares of common stock		$227	$3,600,000
— 32.25% membership interest in Alenco Window Holdings, LLC (formerly Reliant Window Holdings, LLC)		—	5,000,000
American Trenchless Technology, LLC	February 2001
Boring, tunneling and directional drilling
— 4,160 shares of common stock		1,324,694	—
— 50% membership interest in Glendale, LLC		300,000	—
The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
— Prime + 2% promissory note with a face amount of $398,383 (2)		—	—
— 15% promissory note (2)		459,545	—
— 1,335,000 shares of preferred stock		1,335,000	—
— Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—
Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
— 1,400,000 shares of common stock (1)		1,400,000	19,600,000
— Warrant to purchase 10,000 shares of common stock for $7.18 through July 2008		—	68,200
CMC Investments, LLC	December 2001
Awaiting liquidation
— 21% membership interest		525,000	65,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2003

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Container Acquisition, Inc.	February 1997
Shipping container repair & storage
— Promissory note (1)		$3,797,418	$2,275,000
— 78,318 shares of preferred stock		7,831,800	—
— Conditional warrant to buy up to 370,588 shares of common stock at $0.01 through February 2007		1,000	—
— 1,370,000 shares of common stock		1,370,000	—
— 85% membership interest in CCI-ANI Finance, LLC		1,571,000	1,300,000
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
— 1,943,598 shares of common stock		3,936,644	1,000,000
The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
— Prime + 9.75% promissory note (2)		1,000,000	—
ENGlobal, Inc. (AMEX: ENG)	December 2001
Engineering and consulting services
— 9.5% promissory note (1)		2,340,000	2,340,000
— 2,371,251 shares of common stock		3,449,192	3,494,377
— Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—
Equicom, Inc.	July 1997
Radio stations
— 10% promissory notes		3,756,730	2,300,000
— 657,611 shares of preferred stock		6,576,110	—
— 452,000 shares of common stock		141,250	—
Jones Industrial Services, Inc.	July 1998
Field service for petrochemical & power generation industries
— 35,000 shares of preferred stock		3,500,000	2,775,000
— Warrant to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2003

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
PalletOne, Inc.	October 2001
Wooden pallet manufacturer
— 3,811,500 shares of preferred stock (1)(3)		$3,811,500	$3,800,000
— 350,000 shares of common stock		350,000	—
Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
— 15% promissory notes (1)(3)		4,347,709	4,347,709
— 20,912 shares of preferred stock (1)(3)		2,091,200	1,751,000
— Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	—
— Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	—
— Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	—
Spectrum Management, LLC	December 1999
Business & personal property protection
— 285,000 units of Class A equity interest		2,850,000	3,500,000
— 16% subordinated promissory note (1)		1,303,698	1,303,698
Sternhill Partners I, LP	March 2000
Venture capital fund
— 3% limited partnership interest		2,176,604	700,000
Strategic Holdings, Inc.	September 1995
Processor of recycled glass
— 15% promissory note		6,750,000	6,750,000
— 3,822,157 shares of Series B preferred stock		3,820,624	3,820,624
— Warrant to buy 225,000 shares of common stock at $0.4643 per share through August 2005		—	108,000
— Warrant to buy 100,000 shares of common stock at $1.50 per share through August 2005		—	—
— Warrant to buy 2,219,237 shares of common stock at $0.01 per share through November 2005		—	2,010,000
— 3,089,751 shares of common stock		3,088,389	2,820,000
— 15% promissory note of SMIP, Inc.		175,000	175,000
— 1,000 shares of SMIP, Inc. common stock		150,000	100,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2003

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Turfgrass America, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
— 12% subordinated promissory note		$288,580	$—
— 12% subordinated promissory note		502,035	—
— 12% subordinated promissory note with a face amount of $4,000,000 (3)		3,940,075	—
— 1,507,226 shares of convertible preferred stock		768,638	—
— Warrants to buy 250,412 shares of common stock at $0.51 per share through April 2010		—	—
— 211,184 shares of common stock		600,000	—
Vanguard VII, L.P.	June 2000
Venture capital fund
— 1.3% limited partnership interest		1,500,000	550,000

Total		$83,129,763	$75,553,608

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of December 31, 2003, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2003

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

In connection with the investments in American Trenchless Technology, LLC (“ATT”), Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Jones Industrial Services, Inc., Sovereign Business Forms, Inc., Strategic Holdings, Inc., and Turfgrass America, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

As defined in the Investment Company Act of 1940, during the year ended December 31, 2003, the Fund was considered to have a controlling interest in Alenco Holding Corporation, Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Sovereign Business Forms, Inc., Spectrum Management, LLC, and Strategic Holdings, Inc. The fair value of the Fund’s investment in ENGlobal, Inc. includes a discount of $1,069,676 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at December 31, 2003.

Income was earned in the amount of $6,143,310, $921,273 and $1,531,031 for the years December 31, 2003, 2002 and 2001, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $904,018, $1,416,797 and $1,023,854 for the years ended December 31, 2003, 2002 and 2001, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except ATT, Doane PetCare Enterprises, Inc. (“Doane”), ENGlobal, Inc., Equicom, Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 86% of the total value of the investments in portfolio companies at December 31, 2003.

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane, PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2003

(Continued)

The Fund’s investments in portfolio securities consist of the following types of securities at December 31, 2003:

Type of Securities	Cost	Fair Value	Percentage of Fair Value
Common stock	$15,810,395	$30,614,377	40.5%
Secured and subordinated debt	28,660,791	19,491,407	25.8%
Preferred stock	29,734,872	12,146,624	16.1%
Limited liability company investments	5,246,000	9,865,000	13.1%
Limited partnership investments	3,676,604	1,250,000	1.6%
Options and warrants	1,101	2,186,200	2.9%

Total	$83,129,763	$75,553,608	100.0%

Two notes receivable included in secured and subordinated debt with an estimated fair value of $4,347,709 provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are being made currently on notes aggregating only $3,643,698 in fair value.

The following is a summary by industry of the Fund’s investments as of December 31, 2003:

Industry	Fair Value	Percentage of Fair Value
Business Products and Services	$10,902,407	14.4%
Consumer Goods	1,000,000	1.3%
Engineering and Consulting Services	5,834,377	7.7%
Industrial Products and Services	18,558,624	24.6%
Media	2,300,000	3.0%
Residential Building Products	28,268,200	37.4%
Shipping Products and Services	7,375,000	9.8%
Venture Funds and Other	1,315,000	1.8%

Total	$75,553,608	100.0%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2002

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings II, LLC	January 2002
Manufacturer & distributor of alumimnum and vinyl windows
— 24% membership interest		$227	$2,900,000

American Trenchless Technology, LLC	February 2001
Boring, tunneling and directional drilling
— 100,000 shares of preferred stock		1,208,144	—
— 1,934,532 shares of common stock		116,550	—
— 50% membership interest in Glendale, LLC		300,000	300,000

The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
— Prime + 2% promissory note with a face amount of $398,383 (2)		—	—
— 15% promissory note(2)		459,545	—
— 1,335,000 shares of preferred stock		1,335,000	—
— Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
— 1,400,000 shares of common stock		1,400,000	17,000,000

CMC Investments, LLC	December 2001
Manufacturer of oil and gas drilling rigs
— 21% membership interest		781,805	748,050
— 4,432 shares of Weatherford International common stock		256,806	176,950

Container Acquisition, Inc.	February 1997
Shipping container repair & storage
— 78,318 shares of preferred stock		7,831,800	2,000,000
— Conditional warrant to buy up to 370,588 shares of common stock at $0.01 through February 2007		1,000	—
— 1,370,000 shares of common stock		1,370,000	—
— 85% membership interest in CCI-ANI
Finance, LLC		1,571,000	1,970,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2002

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Doane PetCare Enterprises, Inc.	October 1995
(formerly Summit/DPC Partners, L.P.)
Manufacturer of private label pet food
— 15% promissory note with a face amount of $1,805,556 (1)(3)		$1,787,803	$1,787,803
— 1,943,598 shares of common stock		3,936,643	5,000,000

The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
— Prime + 9.75% promissory note (2)		1,000,000	—

ENGlobal, Inc. (AMEX: ENG)	December 2001
(formerly Industrial Data Systems Corporation)
Engineering and consulting services
— 9.5% promissory note (1)		2,780,000	2,780,000
— 2,588,000 shares of convertible preferred stock (1)(3)		2,588,000	2,588,000
— 1,225,758 shares of common stock		716,461	1,230,650
— Options to acquire 200,000 shares of common stock		—	—

Equicom, Inc.	July 1997
Radio stations
— 10% promissory notes		3,116,730	3,116,730
— 657,611 shares of preferred stock		6,576,110	50,000
— 452,000 shares of common stock		141,250	—

Equipment Support Services, Inc.	December 1999
Equipment rental
— 8% promissory note (2)		1,138,000	—
— 35,000 shares of preferred stock		1,929,000	—
— 35,000 shares of common stock		101,500	—

FS Strategies, Inc.	June 2000
Temporary staffing and web-based human resources services
— 1,667 shares of preferred stock		1,667,000	—
— 110,000 shares of common stock		7,591,667	—

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2002

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
GCS RE, Inc.	February 1989
Investment in real estate
— 1,000 shares of common stock		$320,924	$600,000

Jones Industrial Services, Inc.	July 1998
(formerly United Industrial Services, Inc.)
Field service for petrochemical & power generation industries
— 35,000 shares of preferred stock		3,500,000	2,500,000
— Warrant to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

Milam Enterprises, LLC	December 1986
(formerly Travis International, Inc.)
Asset and contingency holding company
— 9% member interest		1,911	100,000

NCI Building Systems, Inc. (NYSE: NCS)	April 1989
Design & manufacture metal buildings
— 200,000 shares of common stock		159,784	4,364,000

PalletOne, Inc.	October 2001
Wooden pallet manufacturer
— 3,465,000 shares of preferred stock		3,465,000	3,465,000
— 350,000 shares of common stock		350,000	35,000

Reliant Window Holdings, LLC	February 2001
— 36.86% membership interest		372,256	4,200,000

Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
— 15% promissory notes (1)(3)		3,745,735	3,745,735
— 19,131 shares of preferred stock (1)(3)		1,913,100	1,913,100
— Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	—
— Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	—
— Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	—

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2002

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Spectrum Management, LLC	December 1999
Business & personal property protection
— 285,000 units of Class A equity interest		$2,850,000	$2,850,000
— 16% subordinated promissory note (1)		1,303,698	1,303,698

Sternhill Partners I, LP	March 2000
Venture capital fund
— 3% limited partnership interest		1,801,604	700,000

Strategic Holdings, Inc.	September 1995
Processor of recycled glass
— 15% promissory note		6,750,000	6,750,000
— 3,822,157 shares of Series B preferred stock		3,820,624	3,820,624
— Warrant to buy 225,000 shares of common stock at $0.4643 per share through August 2005		—	21,411
— Warrant to buy 100,000 shares of common stock at $1.50 per share through August 2005		—	—
— Warrant to buy 2,219,237 shares of common stock at $0.01 per share through November 2005		—	1,219,382
— 3,089,751 shares of common stock		3,088,389	1,728,597
— 15% promissory note of SMIP, Inc.		175,000	175,000
— 1,000 shares of SMIP, Inc. common stock		150,000	13,423

Turfgrass America, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
— 12% subordinated promissory note		288,580	288,580
— 12% subordinated promissory note		502,035	502,035
— 12% subordinated promissory note with a face amount of $4,000,000 (3)		3,781,804	3,781,804
— 1,507,226 shares of convertible preferred stock		768,638	768,638
— Warrants to buy 250,412 shares of common stock at $0.51 per share through April 2010		—	—
— 211,184 shares of common stock		600,000	—

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2002

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Vanguard VII, L.P.	June 2000
Venture capital fund
— 1.3% limited partnership interest		$1,200,000	$700,000

Total		$92,611,224	$87,194,210

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of December 31, 2002, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest.
(3)	Income on these securities may be paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

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

(2)    Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit—The Fund had a $10,000,000 revolving line of credit with Bank of America, N.A. that expired on January 31, 2004. The line of credit was extended through March 15, 2004 at the reduced maximum borrowing amount of $6,600,000. The Fund uses its revolving line of credit to pay operating expenses and for new and follow-on investments in portfolio securities. The Fund had $5,000,000 outstanding under this line of credit at December 31, 2003, which was collateralized by its portfolio securities. In December 2003, the Fund borrowed an additional $1,500,000 from an individual pursuant to a 9% promissory note, secured by 240,000 shares of common stock of Champion Window Holdings, Inc., due January 31, 2005, in order to fund a follow-on investment.

Effective March 15, 2004, the Fund entered into a new $6,500,000 revolving line of credit loan with Frost National Bank. The new line of credit extends through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. The amount outstanding as of March 24, 2004 under the new line of credit is $2,998,868 and the availability of such line is $3,501,132 at such date.

The new loan is collateralized by the Fund’s investments in portfolio securities. The provisions of the new revolver include a borrowing base which cannot exceed 10% of the total value of eligible portfolio securities, as defined.

Interest on the new revolving line of credit is payable quarterly at a rate of .50% above the Frost

National Bank floating prime rate, adjusted daily. A facility fee of .25% per annum on the unused portion of the line of credit is payable quarterly in arrears and the Fund paid a commitment fee of $65,000 at the closing of the loan. The line of credit restricts the Fund’s ability to incur additional indebtedness, pay dividends, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates.

We have entered into an agreement, subject to certain conditions, to sell our interest in Strategic Holdings, Inc. on or before April 2, 2004. Proceeds of such sale, if consummated, will be used to pay off our debt and will provide additional funds for potential new or follow-on investments.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. The Fund has made loans to Equicom from time to time to enable the company to service its debt. Also, the Fund has guaranteed obligations to financial institutions on behalf of Equicom, Inc. (“Equicom”) in the amount of $253,000. Management expects the Fund to advance some portion of the $253,000 in 2004. In addition, as of December 31, 2003, the Fund has committed to invest up to an additional $1,845,000 in the two venture capital funds in its portfolio. Management does not expect the Fund to advance more than $945,000 of its remaining commitments to the venture capital funds in 2004. If the Fund does not have sufficient funds to make follow-on investments, the Portfolio Company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in and its estimated fair value of the Portfolio Company could be reduced.

At December 31, 2003 and 2002, the Fund was being charged interest at a rate of 8.00% and 3.92%, respectively, on its line of credit. The interest rate on the line of credit was prime + 4%. The Fund also paid interest at the rate of ¼% per annum on the unused portion of the line of credit. The average daily balances outstanding on the Fund’s line of credit during the years ended December 31, 2003, 2002 and 2001, was $10,528,228, $10,842,927 and $6,767,397, respectively. During the years ended December 31, 2003, 2002 and 2001, the amount of interest paid in cash was $923,665, $544,479 and $441,015, respectively.

RIC Borrowings and Restricted Temporary Cash Investments—The Fund had a $100,000,000 line of credit promissory note with Bank of America N.A., with interest payable at 1/2% over the rate earned in its money market account. At December 31, 2002, the Fund was being charged interest at a rate of 1.50%. Because of the nature and size of its portfolio investments, the Fund periodically borrowed money under this line of credit promissory note to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. The Fund had $58,000,000 outstanding on such note at December 31, 2002, which was collateralized by restricted temporary cash investments of $58,000,000. Pursuant to the terms of the note, the Fund was required to repay the outstanding borrowings within five business days of the initial borrowing date. The Fund repaid borrowings owed as of December 31, 2002 within this time period.

During December 2003, the Fund borrowed $51,984,089 to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $52,695,202. The U.S. Treasury bills were sold, and the total amount borrowed was repaid on January 2, 2004. The Management Company believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the

Fund and the Fund’s stockholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to stockholders would be subject to income tax as ordinary dividends.

(3)    Significant Accounting Policies

Valuation of Investments—Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States and the financial reporting policies of the Securities and Exchange Commission (“SEC”). The applicable methods prescribed by such principles and policies are described below:

Publicly-traded portfolio securities—Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable.

Privately-held portfolio securities—The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Most of the Fund’s common equity investments are appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company’s experience in the private company marketplace, and are necessarily subjective in nature.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $75,553,608 (including $3,494,377 in publicly-traded securities, net of a $1,069,676 Valuation Discount) and $82,653,260 (including $1,230,650 in publicly-traded securities, net of a $228,003 Valuation Discount) at December 31, 2003 and 2002, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Investment Transactions—Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

Cash Flows—For purposes of the Statements of Cash Flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. The Fund includes its investing activities within cash flows from operations.

Stock-Based Compensation—The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25.

The weighted average fair value of the stock options granted pursuant to our stock option plans during 2003, 2002 and 2001 was $0.623, $1.287 and $0.416, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2003	2002	2001
Expected life	10 years	10 years	10 years
Risk-free interest rate	1.03%	5.15%	4.65%
Volatility	20.15%	21.60%	25.39%
Dividend Yield	8.94%	6.50%	9.95%

Had the Fund accounted for the options using the fair value method under SFAS 123, the decrease in net assets from operations for each of the three years in the period ended December 31, 2003 would have been:

	2003	2002	2001
Increase (decrease) in net assets from operations, as reported	$(4,269,385)	$23,698	$(9,715,743)
Stock-based employee compensation expense (benefit) included in increase (decrease) in net assets from operations	387,002	(14,434)	(1,522,422)
Stock-based employee compensation expense determined using fair value method	(94,874)	(106,903)	(105,672)

Pro forma decrease in net assets from operations	$(3,977,257)	$(97,639)	$(11,343,837)

Federal Income Taxes—The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. The Fund borrows money from time to time to maintain its tax status under the Internal Revenue Code as a RIC. See Note 2 for further discussion of the Fund’s RIC borrowings.

Reclassifications—Certain reclassifications have been made to the prior years’ balances to conform to the current year presentation.

(4)    Management

The Fund has entered into a management agreement with the Management Company. Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services. The accompanying Statements of Operations include $50,000 related to such services for each of the three years in the period ended December 31, 2003. The management fees paid by the Fund represent the Management Company’s primary source of revenue and support. The Management Company is controlled by a privately-owned corporation.

As compensation for services rendered to the Fund during 2003, each director who is not an officer of the Fund received an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board of Directors and a fee of $2,000 for each committee meeting attended ($1,000 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund’s stock from time to time. (See Note 8). Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service. The aggregate amount of such cash fees paid by Portfolio

Companies to certain officers and directors of the Fund amounted to $223,500 for the year ended December 31, 2003. Additionally, two officers of the Management Company serve as directors of the Fund.

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

The Fund was required to make a distribution of ordinary income for 2003 under income tax regulations. For the year ended December 31, 2003, the Fund had net investment income for book purposes of $3,398,033 and $3,546,532 for tax purposes. During 2003, the Fund had a net capital loss for book purposes of $5,508,277 and a net capital loss for tax purposes of $5,805,013. As of December 31, 2003, the Fund has a capital loss carryforward of $8,023,608, which may be used to offset future taxable capital gains. If not utilized, the loss will expire beginning in 2007.

The aggregate cost of investments for federal income tax purposes as of December 31, 2003 was $80,196,997. Such investments had unrealized appreciation of $30,473,941 and unrealized depreciation of $38,050,096 for book purposes, or net unrealized depreciation of $7,576,155. They had unrealized appreciation of $31,828,666 and unrealized depreciation of $36,472,055 for tax purposes, or net unrealized depreciation of $4,643,389 at December 31, 2003.

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

(6)    Dividends

During the year December 31, 2003, the Fund declared dividends of $4,556,772 ($.072 per share). The Fund paid $2,287,194 in cash and issued 286,540 additional shares of common stock at $7.919 per share on January 16, 2004 in payment of such dividend.

No dividends were declared for the year ended 2002. In lieu of any cash dividends in 2001, the Fund declared a stock dividend of one additional share for each ten shares held by its stockholders of record as of December 3, 2001, and the Fund issued 566,638 shares in connection with such dividend on December 17, 2001.

(7)    Portfolio Securities

During the year ended December 31, 2003, the Fund made follow-on investments of $6,685,841 in nine portfolio companies, including $1,545,841 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital loss of $5,508,277 during the year ended December 31, 2003.

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

(8)    Stock Option Plan

Stockholders approved the Equus II Incorporated 1997 Stock Incentive Plan (“Stock Incentive Plan”), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,200 shares of the Fund’s common stock. Options are issued to the officers of the Fund at the discretion of the compensation committee. The options have a ten year life and vest 50% six months after the grant date and 16- 2/3% on the first, second and third anniversaries of the date of the grant.

Under the Stock Incentive Plan, options to purchase 1,033,800 and 1,086,800 shares of the Fund’s common stock with a weighted average exercise price of $8.47 and $8.42 per share were outstanding at December 31, 2003 and 2002, respectively. Of these options, 829,338 and 743,588 shares, with a weighted average exercise price per share of $8.65 and $8.75, were exercisable at December 31, 2003 and 2002, respectively. Of the outstanding options at December 31, 2003, 987,600 have exercise prices ranging from $7.43 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through December 2013.

On May 12, 2003, options to acquire a total of 13,200 shares at $7.43 per share were issued to the non-officer directors. On August 8, 2003, options to purchase 5,500 shares of the Fund’s common stock at a price of $8.63 per share were issued to a new director, upon his election to the board of directors of the Fund. On December 24, 2003, options to purchase 40,000 shares of the Fund’s common stock at a price of $7.85 per share were issued to a new officer.

Dividend equivalent rights represent the right of the officers of the Fund to receive a credit against the option exercise price for the amount of any dividends paid by the Fund during the option period. In January 2002, the Fund filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC to permit the Fund to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. During its review of such application, the SEC staff advised the Fund that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. Accordingly, the Fund may be required to obtain a new exemptive order from the SEC permitting the Fund to issue dividend equivalent rights. Based on the ongoing discussion with the SEC, the Fund has not recorded any associated compensation expense for the 2003 dividend applicable to dividend equivalent rights. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $650,000, with an offsetting credit to additional paid in capital, would have been recognized under variable plan accounting in the fourth quarter. Such recognition of the non-cash compensation expense would not have changed the Fund’s reported net assets.

In April 2001 officers of the Fund surrendered options to acquire 247,077 shares of common stock pursuant to the stock Incentive Plan back to the Fund, and such options were cancelled. On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. These options included dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation expense (benefit) of $387,002 and $(14,434) during the year ended December 31, 2003 and 2002, respectively.

Options to purchase 95,200 shares were exercised by one officer, one former officer and one director of the Fund during 2003 and the Fund received $732,036 in cash from the exercise of such options.

On September 30, 1999, options to purchase 719,794 shares of common stock of the Fund were exercised by the officers of the Fund for $15.45 per share. The exercise price of $11,124,086 was paid in the form of promissory notes from the officers to the Fund. At December 31, 2000, the notes were secured by the 719,794 shares plus 196,164 additional shares issued to the officers by the Fund upon payment of dividends. Principal payments of $991,161 were made on the notes in 2000. In 2001, interest payments of $92,531 were made on the notes. On April 1, 2001, a former officer of the Fund surrendered 41,471 shares in satisfaction of his note receivable and accrued interest aggregating $548,542. In September 2001, the officers of the Fund surrendered 802,662 shares in satisfaction of their notes receivable and accrued interest aggregating $10,505,551. These transactions were recorded as decreases in common stock and additional paid in capital. The Fund released 71,824 shares to the officers relating to these transactions. There was no change in total net assets as a result of the note repayment and surrendering of the shares.

Under variable plan accounting applicable to these transactions, compensation expense was adjusted to reflect the change in benefit that the officers would have received assuming that their notes were settled with their pledged common stock at the end of each reporting period, based on the net asset value of the Fund. Non-cash compensation expense (benefit) under this arrangement was $(1,536,856) for the year ended December 31, 2001 and was recorded as a decrease to additional paid in capital. Interest earned on the notes receivable of $384,388 was recorded as an increase to additional paid in capital for the year ended December 31, 2001.

During its review of the exemptive application discussed above, the SEC staff also raised certain issues with respect to the manner in which the officer notes were settled. The Fund has responded to the staff’s questions and supplied additional information. Although the ultimate resolution of this matter cannot be determined at this time, management of the Fund believes that the resolution of this matter will not have an adverse financial impact on the Fund.

If all outstanding options for which the market price exceeds the exercise price at December 31, 2003, had been exercised, the fund’s net asset value would have been reduced by $0.06 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. As of December 31, 2002, all outstanding options were “out of the money” and would not have had a dilutive effect on net assets per share if exercised, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

The following table reflects stock option activity for the three years ended December 31, 2003:

	2003	2002	2001
Options outstanding at the beginning of the year	1,086,800	1,073,600	337,450
Options granted during the year	58,700	13,200	1,003,200
Options exercised during the year	(95,200)	—	—
Options surrendered during the year	—	—	(247,077)
Options expired during the year	(16,500)	—	(19,973)

Options outstanding at the end of the year	1,033,800	1,086,800	1,073,600

Options exercisable at the end of the year	829,338	743,588	70,388

(9)    Subsequent Events

On January 2, 2004, the Fund sold U.S. Treasury Bills for $51,986,517 and repaid the margin loan.

On January 12, 2004, the Fund advanced $75,000 to Equicom, Inc. (“Equicom”) pursuant to a 10% promissory note, thereby reducing the commitment to provide funding to Equicom.

On January 16, 2004, the Fund paid cash of $2,287,195 and issued 286,540 shares of common stock in payment of the dividend for 2003.

On January 30, 2004, the Fund received $113,800 in cash for its investment in Equipment Support Services, Inc. Such amount was included in accrued interest receivable at December 31, 2003.

On February 24, 2004, the Fund exercised its warrant to acquire 10,000 shares of Champion Window Holdings, Inc. (“Champion”) common stock for $7.18 per share, or $71,800.

On March 2, 2004, the Fund received a cash dividend of $3,525,000 on its common stock investment in Champion.

On March 3, 2004, the Fund invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in March 2000. $1,800,000 of such commitment has now been funded.

Effective March 15, 2004, the Fund entered into a new loan agreement with Frost National Bank and used the proceeds to pay off the revolving line of credit with Bank of America, NA.

On March 16, 2004, the Fund exchanged its existing investment in Turfgrass America, Inc., including notes receivable and preferred stock with costs aggregating $4,730,690 and $768,638, respectively, for common stock of a newly formed company which acquired substantially all of the assets of Turfgrass. The newly formed company is controlled by a new investor in Turfgrass.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures

The Fund maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Fund’s management, including its Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

I tem 10.    Directors and Executive Officers of the Registrant.

Information about the Directors and Executive Officers of the Fund, the Fund’s Audit Committee and the Nominating and Corporate Governance Committee, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to the Fund’s 2004 Proxy Statement.

The Fund has adopted a code of business conduct and ethics applicable to the Fund’s directors, officers (including the Fund’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is available to any person, without charge, upon request addressed to Equus II Incorporated, Attention: Corporate Secretary, 2727 Allen Parkway, 13th Floor, Houston, Tx 77019. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, or controller, we intend to disclose the same on the Fund’s website at www.equuscap.com.

Item 11.    Executive Compensation.

Information regarding Executive Compensation is incorporated by reference to the Fund’s 2004 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund’s 2004 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund’s 2004 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to the Fund’s 2004 Proxy Statement.

I tem 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Financial Statements

All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable or not present in amounts sufficient to require submission of the schedule.

(a)(3)	Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995]

10.	Material Contracts

(a)	Form of Management Agreement between the Fund and Equus Capital Management Corporation. [Incorporated by reference to Exhibit A to the Definitive Proxy Statement dated February 24, 1997]

(b)	1997 Stock Incentive Plan [Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement dated February 24, 1997]

(c)	Amended and Restated Loan Agreement by and between Equus II Incorporated and NationsBank of Texas, N.A., dated March 29, 1996 [Incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.]

(d)	Second Amendment and Restated Loan Agreement by and between Equus II Incorporated and Nations Bank, N.A., d/b/a Bank of America, N.A. dated June 1, 1999. [Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.]

(e)	Fourth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated July 27, 2001. [Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.]

(f)	Fifth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated July 1, 2002. [Incorporated by reference to Exhibit 10.F to Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2002.]

(g)	Sixth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated October 1, 2002. [Incorporated by reference to Exhibit 10.G to Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2002.]

(h)	Seventh Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated January 1, 2003. [Incorporated by reference to Exhibit 10.H to Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2002.]

(i)	Eighth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated February 14, 2003. [Incorporated by reference to Exhibit 10.I to Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2002.]

(j)	Ninth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated May 31, 2003.

(k)	Tenth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated September 30, 2003.

(l)	Eleventh Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated November 25, 2003.

(m)	Twelfth Amendment to Second Amended and Restated Loan Agreement by and between Equus II Incorporated and Bank of America, N.A. dated January 30, 2004.

(n)	Loan Agreement between Equus II Incorporated and The Frost National Bank dated March 15, 2004.

(o)	Pledge and Security Agreement between Equus II Incorporated and The Frost National Bank dated March 15, 2004.

(p)	Revolving Promissory Note between Equus II Incorporated and The Frost National Bank dated March 15, 2004.

31.	Form of Annual Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

(1) Certification by Chairman and Chief Executive Officer

(2) Certification by Chief Financial Officer

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Certification by Chairman and Chief Executive Officer

(2) Certification by Chief Financial Officer

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Fund during the last quarter of the period covered by this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS II INCORPORATED

Date: March 30, 2004	/s/ Harry O. Nicodemus IV
Harry O. Nicodemus IV Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory J. Flanagan (Gregory J. Flanagan)	Director	March 30, 2004

/s/ Robert L. Knauss (Robert L. Knauss)	Director	March 30, 2004

/s/ Brad Orvieto (Brad Orvieto)	Director	March 30, 2004

/s/ Gary R. Petersen (Gary R. Petersen)	Director	March 30, 2004

/s/ John W. Storms (John W. Storms)	Director	March 30, 2004

/s/ Francis D. Tuggle (Francis D. Tuggle)	Director	March 30, 2004

/s/ Edward E. Williams (Edward E. Williams)	Director	March 30, 2004

/s/ Nolan Lehmann (Nolan Lehmann)	President and Director	March 30, 2004

/s/ Sam P. Douglass (Sam P. Douglass)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ Harry O. Nicodemus IV (Harry O. Nicodemus IV)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004