Form 10-Q
period 2004-03-31
EQUUS II INC
filed 2004-05-17
CIK 878932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

There were 6,615,173 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 14, 2004. The net asset value of a share at March 31, 2004 was $10.54

EQUUS II INCORPORATED

(A Delaware Corporation)

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets

	- March 31, 2004 and December 31, 2003	1

	Statements of Operations

	- For the three months ended March 31, 2004 and 2003	2

	Statements of Changes in Net Assets

	- For the three months ended March 31, 2004 and 2003	3

	Statements of Cash Flows

	- For the three months ended March 31, 2004 and 2003	4

	Selected Per Share Data and Ratios

	- For the three months ended March 31, 2004 and 2003	6

	Schedule of Portfolio Securities

	- March 31, 2004	7

	Notes to Financial Statements	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26

PART II. OTHER INFORMATION

Item 4.	Controls and Procedures	27

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURE		28

ii

Part I. Financial Information

Item 1.	Financial Statements

EQUUS II INCORPORATED

BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

(Unaudited)

	2004	2003
Assets
Investments in portfolio securities at fair value (cost $77,872,465 and $83,129,763, respectively)	$71,093,474	$75,553,608
Cash	49,528	11,296
Temporary cash investments, at cost which approximates fair value	17,407	375,583
Restricted cash & temporary investments, at cost which approximates fair value	50,649,395	52,695,202
Accounts receivable	353,077	15,469
Accrued interest receivable due from portfolio companies	3,659,317	4,256,557

Total assets	125,822,198	132,907,715

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	148,018	240,186
Dividends payable	—	2,287,194
Due to management company	348,588	357,692
Revolving line of credit	4,109,044	5,000,000
Payable for securities purchased	49,998,800	51,984,089
Note payable	1,500,000	1,500,000

Total liabilities	56,104,450	61,369,161

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 6,615,173 shares outstanding	6,615	6,615
Additional paid-in capital	84,196,899	84,497,378
Undistributed net investment income (loss)	3,107,135	(695,282)
Undistributed net capital losses	(10,813,910)	(4,694,002)
Unrealized depreciation of portfolio securities, net	(6,778,991)	(7,576,155)

Total net assets	$69,717,748	$71,538,554

Net assets per share	$10.54	$10.81

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003
Investment income:
Interest income from portfolio securities	$696,253	$803,958
Dividend income from portfolio securities	3,572,000	43,000
Interest from temporary cash investments	262	2,408

Total investment income	4,268,515	849,366

Expenses:
Management fees	348,588	398,570
Director fees and expenses	67,657	54,555
Professional fees	60,899	67,125
Administrative fees	12,500	12,500
Mailing, printing and other expenses	21,377	6,448
Interest expense	251,356	183,064
Non-cash compensation expense (benefit)	(300,480)	—
Franchise taxes	4,200	—

Total expenses	466,097	722,262

Net investment income	3,802,418	127,104

Realized loss on sales of portfolio securities, net	(6,119,908)	(8,100,724)

Unrealized appreciation (depreciation) of portfolio securities, net:
End of period	(6,778,991)	5,294,516
Beginning of period	(7,576,155)	(5,417,014)

Unrealized appreciation (depreciation), net	797,164	10,711,530

Total increase (decrease) in net assets from operations	$(1,520,326)	$2,737,910

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003
Operations:
Net investment income	$3,802,418	$127,104
Realized loss on sales of portfolio securities, net	(6,119,908)	(8,100,724)
Unrealized appreciation (depreciation) of portfolio securities, net	797,164	10,711,530

Increase (decrease) in net assets from operations	(1,520,326)	2,737,910

Capital Transactions:
Non-cash compensation expense (benefit)	(300,480)	—

Decrease in net assets from capital transactions	(300,480)	—

Increase (decrease) in net assets	(1,820,806)	2,737,910
Net assets at beginning of period	71,538,554	76,976,095

Net assets at end of period	$69,717,748	$79,714,005

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Interest and dividends received	$3,711,327	$95,411
Cash paid to management company, directors, bank and suppliers	(867,849)	(407,692)
Purchase of portfolio securities	(446,800)	(375,000)
Proceeds from sales of portfolio securities	266,018	1,159,854
Principal payments from portfolio securities	135,000	1,964,547
Sales (purchases) of restricted cash & temporary investments, net	2,045,807	2,567,581
Advances to portfolio companies	(8)	(37)

Net cash provided by operating activities	4,843,495	5,004,664

Cash flows from financing activities:
Borrowings under margin account	49,998,800	54,959,521
Repayments under margin account	(51,984,089)	—
Advances from bank	3,034,044	375,000
Repayments to bank	(3,925,000)	(60,325,000)
Dividends paid	(2,287,194)	—

Net cash used by financing activities	(5,163,439)	(4,990,479)

Net increase (decrease) in cash and cash equivalents	(319,944)	14,185
Cash and cash equivalents at beginning of period	386,879	516,678

Cash and cash equivalents at end of period	$66,935	$530,863

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(Continued)

	2004	2003
Reconciliation of increase in net assets from operations to net cash provided by operating activities:
Increase (decrease) in net assets from operations	$(1,520,326)	$2,737,910
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by operating activities:
Realized loss on sales of portfolio securities, net	6,119,908	8,100,724
Unrealized (appreciation) depreciation, net	(797,164)	(10,711,530)
Accrued interest and dividends exchanged for portfolio securities	(1,154,428)	(326,943)
(Increase) decrease in accrued interest receivable	597,240	(427,011)
Non-cash compensation expense (benefit)	(300,480)	—
Decrease in accounts payable	(92,168)	(84,001)
Increase (decrease) in due to management company	(9,104)	398,570
Purchase of portfolio securities	(446,800)	(375,000)
Proceeds from sales of portfolio securities	266,018	1,159,854
Principal payments from portfolio securities	135,000	1,964,547
Sales (purchases) of restricted cash & temporary investments, net	2,045,807	2,567,581
Advances to portfolio companies	(8)	(37)

Net cash provided by operating activities	$4,843,495	$5,004,664

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SUPPLEMENTAL INFORMATION – SELECTED PER SHARE DATA AND RATIOS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003
Investment income	$0.65	$0.13
Expenses	0.07	0.11

Net investment income	0.58	0.02
Realized loss on sale of portfolio securities, net	(0.93)	(1.30)
Decrease in unrealized depreciation of portfolio securities, net	0.12	1.72

Increase (decrease) in net assets from operations	(0.23)	0.44

Capital Transactions:
Non-cash compensation expense	(0.04)	—

Decrease in net assets from capital transactions	(0.04)	—

Net increase (decrease) in net assets	(0.27)	0.44
Net assets at beginning of period	10.81	12.35

Net assets at end of period	$10.54	$12.79

Weighted average number of shares outstanding during period, in thousands	6,615	6,233
Market value	$7.79	$6.91
Ratio of expenses to average net assets	0.66%	0.92%
Ratio of net investment income to average net assets	5.38%	0.16%
Ratio of increase (decrease) in net assets from operations to average net assets	(2.15)%	3.49%
Total return on market price	(3.23)%	4.07%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2004

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Holding Corporation	February 2001
(formerly Alenco Window Holdings II, LLC)
Manufacturer & distributor of alumimnum and vinyl windows
- 22,657 shares of common stock		$227	$3,900,000
- 32.25% membership interest in Alenco Window Holdings, LLC (formerly Reliant Window Holdings, LLC)		—	5,150,000
American Trenchless Technology, LLC	February 2001
Boring, tunneling and directional drilling
- 4,160 shares of common stock		1,324,694	—
- 50% membership interest in Glendale, LLC		300,000	—
The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
- Prime + 2% promissory note with a face amount of $398,383(2)		—	—
- 15% promissory note(2)		459,545	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—
Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,410,000 shares of common stock(1)		1,471,800	16,100,000
CMC Investments, LLC	December 2001
Awaiting liquidation
- 21% membership interest		525,000	65,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2004

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Container Acquisition, Inc.	February 1997
Shipping container repair & storage
- Promissory note		$3,797,418	$1,100,000
- 78,318 shares of preferred stock		7,831,800	—
- Conditional warrant to buy upto 370,588 shares of common stock at $0.01 through February 2007		1,000	—
- 1,370,000 shares of common stock		1,370,000	—
- 85% membershi pinterest in CCI-ANI Finance, LLC		1,571,000	650,000
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		3,936,644	500,000
The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note(2)		1,000,000	—
ENGlobal, Inc. (AMEX: ENG)	December 2001
Engineering and consulting services
- 9.5% promissory note(1)		2,230,000	2,230,000
- 2,084,957 shares of common stock		2,775,362	3,829,440
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—
Equicom, Inc.	July 1997
Radio stations
- 10% promissory notes		3,806,730	2,000,000
- 657,611 shares of preferred stock		6,576,110	—
- 452,000 shares of common stock		141,250	—
Jones Industrial Services, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 shares of preferred stock		3,500,000	3,200,000
- Warrant to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2004

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 3,811,500 shares of preferred stock (1)(3)		$3,811,500	$4,000,000
- 350,000 shares of common stock		350,000	—
Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 15% promissory notes (1)(3)		4,555,137	4,555,137
- 21,382 shares of preferred stock (1)(3)		2,138,200	2,138,200
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	—
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	—
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	—
Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		2,850,000	4,000,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698
Sternhill Partners I, LP	March 2000
Venture capital fund
- 3% limited partnership interest		2,176,604	600,000
Strategic Holdings, Inc.	September 1995
Processor of recycled glass
- 15% promissory note		6,750,000	6,750,000
- 3,822,157 shares of Series B preferred stock		3,820,624	3,820,624
- 3,089,751 shares of common stock and warrants		3,088,389	3,279,375
- 15% promissory note of SMIP, Inc.		175,000	172,000
- 1,000 shares of SMIP, Inc. common stock		150,000	100,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2004

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 1,000 shares of common stock		$949,632	$900,000
Vanguard VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		1,800,000	750,000

Total		$77,872,465	$71,093,474

(1)	Income-producing. All other securities are considered non-income producing.

(2)	As of March 31, 2004, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest, and they may be collected in the future.

(3)	Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2004

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

As defined in the Investment Company Act of 1940, at March 31, 2004, the Fund was considered to have a controlling interest in Alenco Holding Corporation, Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc. (“Equicom”), PalletOne, Inc.,, Sovereign Business Forms, Inc., Spectrum Management LLC and Strategic Holdings, Inc. The fair value of the Fund’s investment in ENGlobal, Inc. (“ENG”) includes a discount of $551,601 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at March 31, 2004.

Income was earned in the amount of $4,213,288 and $531,920 for the three months ended March 31, 2004 and 2003, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $54,965 and $315,038 for the three months ended March 31, 2004 and 2003, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”), ENG, Equicom, Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 86% of the total value of the investments in portfolio companies at March 31, 2004.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2004

(Unaudited)

(Continued)

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane, PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at March 31, 2004:

Type of Securities	Cost	Fair Value	Percentage of Fair Value
Common Stock	$15,557,997	$28,608,815	40.2%
Secured and Subordinated Debt	24,077,529	18,110,835	25.5%
Preferred Stock	29,013,234	13,158,824	18.5%
Limited Liability Company Investments	5,246,000	9,865,000	13.9%
Options and Warrants	1,101	—	0.0%
Limited Partnership Investments	3,976,604	1,350,000	1.9%

Total	$77,872,465	$71,093,474	100.0%

The following is a summary by industry of the Fund’s investments as of March 31, 2004:

Industry	Fair Value	Percentage
Business Products and Services	$11,997,035	16.9%
Consumer Goods	500,000	0.7%
Engineering and Consulting Services	6,059,440	8.5%
Industrial Products and Services	17,321,999	24.3%
Media	2,000,000	2.8%
Residential Building Products	25,150,000	35.4%
Shipping Products and Services	5,750,000	8.1%
Turfgrass and Landscape Products	900,000	1.3%
Venture Funds and Other	1,415,000	2.0%

Total	$71,093,474	100.0%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow internally or by acquiring other businesses. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in Portfolio Companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund elected to be treated as a business development company under the Investment Company Act of 1940. For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the “Management Company”).

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements have been prepared consistent with the accounting policies reflected in the Fund’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission and should be read in conjunction therewith. In management’s opinion, the unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

(2)	Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit – Effective March 15, 2004, the Fund entered into a $6,500,000 revolving line of credit loan with Frost National Bank. The new line of credit extends through March 31, 2005. The proceeds of the new line of credit were utilized to payoff the $6,600,000 line of credit with Bank of America, N.A. that expired on March 15, 2004. The Fund had $4,109,044 outstanding under the line of credit at March 31, 2004.

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

In April 2004, the Fund sold its interest in Strategic Holdings, Inc. Proceeds of such sale included cash of $12.5 million, which was used to repay the outstanding balance under the line of credit and the promissory note to the individual.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. The Fund has made loans to Equicom, Inc. (“Equicom”) from time to time to enable the company to service its debt and has guaranteed obligations to financial institutions on behalf of Equicom in the amount of $178,000. In addition, as of March 31, 2004, the Fund has committed to invest up to an additional $1,545,000 in the two venture capital funds in its portfolio. If the Fund does not have sufficient funds to make follow-on investments, the Portfolio Company in need of the investment may be negatively impacted, and the estimated fair value of the Fund’s investment in the Portfolio Company could be reduced.

At March 31, 2004 and 2003, the Fund was being charged interest at a rate of 4.5% and 8.0%, respectively, on its line of credit. The average daily balances outstanding on the Fund’s line of credit during the three months ended March 31, 2004, and 2003 was $5,090,520 and $12,076,389, respectively. During the three months ended March 31, 2004 and 2003, the amount of interest and loan fees paid in cash was $241,512 and $191,192, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments - Because of the nature and size of its portfolio investments, the Fund periodically borrows money utilizing a margin account with a securities brokerage firm to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. As of March 31, 2004 and 2003, the Fund borrowed $49,998,800 and $54,959,521, respectively. The Fund collateralized such borrowings with restricted cash and temporary investments of $50,649,357 and $55,432,419 at March 31, 2004 and 2003, respectively. The U.S. Treasury bills were sold, and the total amount borrowed was repaid on April 1, 2004 and 2003, respectively. The Management Company believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund and the Fund’s shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to stockholders would be subject to income tax as ordinary dividends.

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

Privately-held portfolio securities – The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $71,093,474 (including $3,829,440 in publicly-traded securities, net of a $551,601 valuation discount) and $75,553,608 (including $3,494,377 in publicly-traded securities, net of a $1,069,676 valuation discount) at March 31, 2004 and December 31, 2003, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Stock-Based Compensation – The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25. Had the Fund accounted for the options using the fair value method under SFAS 123, the increase (decrease) in net assets from operations for the three months ended March 31, 2004 and 2003, respectively, would have been:

	2004	2003
Increase (decrease) in net assets from operations, as reported	$(1,520,326)	$2,737,910
Stock-based employee compensation expense (benefit) included in increase (decrease) in net assets from operations	300,480	—
Stock-based employee compensation expense determined using fair value method	(8,543)	(18,636)

Pro forma increase (decrease) in net assets from operations	$(1,228,389)	$2,719,274

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

The Fund has entered into a management agreement with the Management Company. Pursuant to such agreement, the Management Company performs certain services, including management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services. The accompanying Statements of Operations include $12,500 related to such services for each of the three months ended March 31, 2004 and 2003. The management fees paid by the Fund represent the Management Company’s primary source of revenue and support. The Management Company is controlled by a privately-owned corporation.

As compensation for services rendered to the Fund, each director who is not an officer of the Fund receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the

Board of Directors attended in person, a fee if $1,000 for participation in each telephonic meeting of the Board of Directors and a fee of $2,000 for each committee meeting attended ($1,000 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund’s stock from time to time. (See Note 8). Certain officers of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service.

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

The Fund was required to make a distribution for 2003 under income tax regulations. As of December 31, 2003, the Fund had a capital loss carryforward of $8,023,608, which may be used to offset future taxable capital gains. If not utilized, the loss carryforward will expire beginning in 2007.

(6)	Dividends

The Fund declared no dividends during the three months ended March 31, 2004 and 2003. On January 16, 2004, the Fund paid $2,287,194 in cash for a dividend which had been declared in 2003.

(7)	Portfolio Securities

During the three months ended March 31, 2004, the Fund made follow-on investments of $1,650,860 in four companies and a venture fund, including $254,428 in accrued interest and dividends in the form of additional portfolio securities and $949,632 recorded as the cost of securities of a former portfolio company exchanged for securities of a new company that acquired the business and assets of the portfolio company. In addition, the Fund realized a net capital loss of $6,119,908 during the three months ended March 31, 2004.

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

Under the Stock Incentive Plan, options to purchase 1,033,800 and 1,086,800 shares of the Fund’s common stock with a weighted average exercise price of $8.47 and $8.42 per share were outstanding at March 31, 2004 and 2003, respectively. Of these options, 829,338 and 743,588 shares, with a weighted average exercise price per share of $8.65 and $8.75 were exercisable at March 31, 2004 and 2003, respectively. Of the outstanding options at March 31, 2004, 987,600 have exercise prices ranging from $7.43 to $14.15 and the remaining options have exercise prices ranging from $21.82 to $24.95. These options expire in May 2007 through December 2013.

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

On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. These options included dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation expense (benefit) of ($300,480) during the three months ended March 31, 2004.

Dividend equivalent rights represent the right of the officers of the Fund to receive a credit against the option exercise price for the amount of any dividends paid by the Fund during the option period. In January 2002, the Fund filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC to permit the Fund to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. During its review of such application, the SEC staff advised the Fund that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. Accordingly, the Fund may be required to obtain a new exemptive order from the SEC permitting the Fund to issue dividend equivalent rights. Based on the ongoing discussion with the SEC, the Fund has not recorded any associated compensation expense for the 2003 dividend applicable to dividend equivalent rights. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $650,000, with an offsetting credit to additional paid in capital, would have been recognized under variable plan accounting in the fourth quarter of 2003. Such recognition of the non-cash compensation expense would not have changed the Fund’s reported net assets.

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

If all outstanding options for which the market price exceeds the exercise price at March 31, 2004 and December 31, 2003, had been exercised, the fund’s net asset value would have been reduced by $0.02 and $0.06 per share, respectively, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

(9)	Subsequent Events

On April 1, 2003, the Fund sold U.S. Treasury bills for $50,000,000 and repaid our margin loan.

Subsequent to March 31, 2004, the Fund sold 866,989 shares of ENG common stock for $1,991,794, realizing a capital gain of $71,639.

On April 8, 2004, the Fund sold its interest in Strategic Holdings, Inc. and SMIP, Inc. (“Strategic”). The Fund received $12.5 million in cash (including $1.8 million in interest), and could receive up to $4.1 million more from amounts being held in escrow to support representations and warranties made by the Fund and other shareholders of Strategic in conjunction with the sale. The Fund realized a capital gain of approximately $140,000 on this transaction, which would increase by approximately $600,000 if all escrowed amounts are received.

On April 9, 2004, the Fund paid the total outstanding balance on the revolving line of credit at Frost National Bank. On April 15, 2004, the Fund paid in full the $1.5 million promissory note from an individual.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus II Incorporated is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. We had investments in 16 Portfolio Companies and two venture capital funds at March 31, 2004 and December 31, 2003. We did not make any new investments during the three months ended March 31, 2004 or 2003.

We attempt to limit risk by investing in a portfolio of companies involved in different industries. We limit our initial investment in any company to no more than 15% of the Fund’s net assets. However, at March 31, 2004, 36% of our net assets were invested in two companies in the residential window industry, and 20% was invested in a third company which processes recycled glass. On April 8, 2004, we sold our interest in Strategic Holdings, Inc. Proceeds from such sale were used to pay off our existing borrowings, and the remaining proceeds may be used for new or follow-on investments or other corporate purposes.

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

Most of our Portfolio Companies utilize leverage, and the leverage magnifies the return on our investments. For example, if a Portfolio Company has a total enterprise value of $10 million and $7.5 million in funded indebtedness, its equity is valued at $2.5 million. If the enterprise value increases or decreases by 20%, to $12 million or $8 million, respectively, the value of the equity increases or decreases by 80%, to $4.5 million or $0.5 million, respectively. This disproportionate increase or decrease adds a level of volatility to our equity-oriented portfolio securities.

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

We have distributed to our stockholders any net taxable investment income or realized capital gains on an annual basis. We declared a dividend of $0.72 per share in 2003, including $0.57 per share in qualifying dividend income and $0.15 per share as a return of capital. We did not declare a dividend for the three months ended March 31, 2004.

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

Significant Accounting Policies

Valuation of Investments - The valuation of our Portfolio Companies is the most significant area of judgment impacting the financial statements. Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below:

Publicly-traded portfolio securities - Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable.

Privately-held portfolio securities – The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by our Board of Directors. As a general principle, the current “fair value” of an investment is the amount we might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Most of our common equity investments are appraised at a multiple of free cash flow generated by the Portfolio Company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company’s experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that a Portfolio Company will be able to restructure its loan agreements to adjust for any defaults, the Portfolio Company’s securities continue to be valued assuming that the company is a going concern. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness or is not successful in refinancing the debt upon its maturity, the value of our investment could be reduced or eliminated through foreclosure on the Portfolio Company’s assets or the Portfolio Company’s reorganization or bankruptcy.

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

Federal Income Taxes – We intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company (“RIC”) and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. As of December 31, 2003, we had a capital loss carryforward of approximately $8,024,000, which may be used to offset future taxable capital gains. We borrow money from time to time to maintain our tax status as a RIC.

Liquidity and Capital Resources

At March 31, 2004, we had $71,093,474 of our total assets of $125,822,198 invested in portfolio securities of 16 operating companies and two venture capital funds. $49,998,800 of our remaining assets were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. These securities were held by a securities brokerage firm and were pledged along with cash and other securities to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on April 1, 2004.

We had a revolving line of credit with Bank of America, N.A. that expired on March 15, 2004. Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with Frost National Bank. At March 31, 2004, the amount outstanding on the line of credit was $4,109,044. The new line of credit extends through March 31, 2005. We use our revolving line of credit to pay operating expenses and for new and follow-on investments in portfolio securities. The proceeds of the new loan were utilized to pay off the previous line of credit. As of May 14, 2004, there is no amount outstanding under the new line of credit and the availability of such line is $6,500,000 at such date.

The new line of credit is collateralized by our investments in portfolio securities. The provisions of the new line of credit include a borrowing base that cannot exceed 10% of the total value of eligible portfolio securities. Interest on the new revolving line of credit is payable quarterly at a rate of .50% above the floating prime rate, adjusted daily. A facility fee of .25% per annum on the unused portion of the line of credit is payable quarterly in arrears, and we paid a commitment fee of $65,000 at the closing of the loan. Management believes the new line of credit will provide us with sufficient liquidity to meet our known obligations, including expected follow-on investments, during 2004.

In December 2003, we borrowed an additional $1,500,000 from an individual pursuant to a 9% promissory note, secured by 240,000 shares of common stock of Champion Window Holdings, Inc., due January 31, 2005, in order to fund a follow-on investment.

On April 8, 2004, we sold our interest in Strategic Holdings, Inc and SMIP, Inc. Proceeds from such sale were used to pay off our existing borrowings under our line of credit and the promissory note referenced above. The remaining proceeds may be used for new or follow-on investments or other corporate purposes.

We declared a dividend of $0.72 per share for 2003, or $4,556,472. We paid $2,287,194 in cash and issued 286,540 additional shares of common stock at $7.919 per share on January 16, 2004.

Under certain circumstances, we may be called on to make follow-on investments in certain Portfolio Companies. If we do not have sufficient funds to make follow-on investments, the Portfolio Company in need of the investment may be negatively impacted. Also, our equity interest in and our estimated fair value of the Portfolio Company could be reduced. We have made loans to Equicom, Inc. (“Equicom”) from time to time to enable the company to service its debt, and have guaranteed obligations to financial institutions on behalf of Equicom in the amount of $178,000. In addition, as of March 31, 2004, we have committed to invest up to an additional $1,545,000 in the two venture capital funds in our portfolio.

Net cash provided by operating activities was $4,843,495 and $5,004,664 for the three months ended March 31, 2004 and 2003, respectively. Approximately $18.1 million in estimated value of our investments are in the form of notes receivable from Portfolio Companies. However, only two of the Portfolio Companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $3,533,698 in fair value. At March 31, 2004, one of the promissory notes, with an estimated fair value of $4,555,137, provides that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes.

Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments to maintain our tax status as a RIC. During the three months ended March 31, 2004 and 2003, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment income after all expenses amounted to $3,717,818 and $127,104 for the three months ended March 31, 2004 and 2003, respectively. Income from portfolio securities was $4,268,253 for the three months ended March 31, 2004 and $846,958 for the comparable period in 2003. The increase from 2003 to 2004 is due to a cash dividend of $3,525,000 received in 2004 from Champion Window Holdings, Inc. Director fees and expenses increased to $67,657 in 2004 from $54,555 in 2003. Interest expense increased to $251,356 in 2004 from $183,064 in 2003 due to fees paid to extend the line of credit at Bank of America, NA and fees related to acquiring the new line of credit with Frost National Bank.

The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $348,588 and $398,570 during the three months ended March 31, 2004 and 2003, respectively. The decrease in management fees during the three months ended March 31, 2004 was due to a decrease in net assets between the two periods.

Generally accepted accounting principles require that the options issued by the Fund be accounted for using variable plan accounting. Such accounting resulted in non-cash compensation expense (benefit) of $(215,880) during the quarter ended March 31, 2004.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2004, we realized net capital losses of $6,119,908 from the sale or disposition of securities of two Portfolio Companies. We sold 286,294 shares of ENGlobal, Inc. (“ENG”) common stock, realizing a capital loss of $72,640. We exchanged our investment in Turfgrass America, Inc. (“TAI”) for an investment in a new entity which acquired the assets and business of TAI, realizing a capital loss of $6,049,696. The $6,049,696 had been recorded as an unrealized loss at December 31, 2003, so this transaction had no effect on net assets during the quarter ended March 31, 2004. In addition, we realized a short term capital gain of $2,428.

During the three months ended March 31, 2003, we realized net capital losses of $8,100,724 from the sale of securities of three Portfolio Companies. We received $108,004 for our remaining investment in Milam Enterprises, LLC, realizing a capital gain of $106,093. We received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of our 15% promissory note, realizing a capital gain of $551,850 relating to the unamortized original issue discount. In addition, we received $500,000 for our investment in FS Strategies, Inc., realizing a capital loss of $8,758,667.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased by $797,164 during the three months ended March 31, 2004 from $7,576,155 to $6,778,991. Such decrease resulted from increases in the estimated fair value of seven of our Portfolio Companies aggregating $2,848,265, decreases in the estimated fair value of nine of our Portfolio Companies aggregating $8,226,256 and the transfer of $6,175,155 in unrealized depreciation to realized capital losses from the sale or disposition of investments in two of our Portfolio Companies.

Net unrealized appreciation (depreciation) on investments changed by $10,711,530 during the three months ended March 31, 2003 from unrealized depreciation of $(5,417,014) to unrealized appreciation of $5,294,516. Such change resulted from increases in the estimated fair value of six of our

Portfolio Companies aggregating $5,177,935, decreases in the estimated fair value of nine of our Portfolio Companies aggregating $3,626,983 and the transfer of $9,160,578 in net unrealized depreciation to realized capital losses from the sale or disposition of investments in two of our Portfolio Companies.

Dividends

We declared no dividends for the three months ended March 31, 2004 and 2003. On January 16, 2004, we paid cash dividends of $2,287,194 for dividends declared in 2003.

Portfolio Investments

During the three months ended March 31, 2004, we made follow-on investments of $1,650,860 in four portfolio companies and a venture fund, including $254,428 in accrued interest and dividends received in the form of additional portfolio securities and $949,632 recorded as the cost of securities of a former portfolio company exchanged for securities of a new company that acquired the business and the assets of the portfolio company.

For the quarter ended March 31, 2004, we received an additional 470 shares of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends. In addition, Sovereign elected to convert $207,428 of accrued interest into the balance of the 15% promissory notes due to us.

On January 12, 2004, we advanced $75,000 to Equicom pursuant to a 10% promissory note, thereby reducing the guarantee commitment to Equicom’s lender by a like amount.

On February 19, 2004, ENG made a principal payment on its 9.5% promissory note of $110,000, reducing the note balance to $2,230,000.

On February 24, 2004, we exercised warrants in Champion Window Holdings, Inc. for $71,800 in exchange for 10,000 shares of common stock.

On March 3, 2004, we invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in June 2000. $1,800,000 of such commitment has been funded through March 31, 2004.

On March 16, 2004, we exchanged our existing investment in TAI, including accrued interest, notes receivable and preferred stock with costs aggregating $6,049,696, for 1,000 shares of common stock of a newly formed company which acquired substantially all of the assets of TAI. The newly formed company is controlled by a new investor. Our investment in the newly formed company has a cost basis of $949,632 and we recorded a realized loss of $6,049,696 in conjunction with this transaction. The loss had been recorded as an unrealized loss at December 31, 2003, and had no effect on net assets during the quarter ended March 31, 2004.

Subsequent Events

On April 1, 2004, we sold U.S. Treasury bills for $50,000,000 and repaid our margin loan.

Subsequent to March 31, 2004, we sold 866,989 shares of ENGlobal Corporation common stock for $1,991,794, realizing a capital gain of $71,639.

On April 8, 2004, the Fund sold its interest in Strategic Holdings, Inc. and SMIP, Inc. (“Strategic”). The Fund received $12.5 million in cash (including $1.8 million in interest), and could receive up to $4.1 million more from amounts being held in escrow to support representations and warranties made by the Fund and other shareholders of Strategic in conjunction with the sale. The Fund realized a capital gain of approximately $140,000 on this transaction, which would increase by approximately $600,000 if all escrowed amounts are received.

On April 9, 2004, the Fund paid the total outstanding balance on the revolving line of credit at Frost National Bank. On April 15, 2004, the Fund paid in full the $1.5 million promissory note from an individual.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Borrowings under our lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under our lines of credit for the three months ended March 31, 2004 and 2003, respectively, of approximately $6,590,520 and $12,076,389, a change of one percent in the interest rate would have caused a change in interest expense of approximately $65,905 and $120,764. This change would have resulted in a change of $0.01 and $0.02 in the net asset value per share at December 31, 2004 and 2003, respectively. We did not enter into our credit facility for trading purposes and the line of credit carries interest at a pre-agreed upon percentage point spread from the prime rate. We obtained a new line of credit effective March 15, 2004, which expires on March 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our liquidity and capital resources.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.	Form of Quarterly Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

(b)	Reports on Form 8-K filed subsequent to quarter ended March 31, 2004

On May 13, 2004, we furnished a Form 8-K pursuant to Item 12 reporting the issuance of a press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 17, 2004	EQUUS II INCORPORATED

/S/ HARRY O. NICODEMUS IV

Harry O. Nicodemus IV Chief Financial Officer