Form 10-Q
period 2004-06-30
EQUUS II INC
filed 2004-08-13
CIK 878932

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File Number 0-19509

EQUUS II INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2727 Allen Parkway, 13th Floor
Houston, Texas	77019
(Address of principal	(Zip Code)
executive offices)

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

There were 6,414,668 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 13, 2004. The net asset value of a share at June 30, 2004 was $10.78.

EQUUS II INCORPORATED

(A Delaware Corporation)

EQUUS II INCORPORATED

BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

(Unaudited)

	2004	2003
Assets
Investments in portfolio securities at fair value (cost $61,912,267 and $83,129,763, respectively)	$46,546,430	$75,553,608
Restricted cash & temporary investments, at cost which approximates fair value	23,635,347	52,695,202
Cash	6,647	11,296
Temporary cash investments, at cost which approximates fair value	19,226,025	375,583
Accounts receivable	13,605	15,469
Accrued interest and dividends receivable	2,162,502	4,256,557
Escrowed receivables, at estimated fair value	2,513,000	—

Total Assets	94,103,556	132,907,715

Liabilities and net assets
Liabilities:
Accounts payable	223,129	240,186
Dividends payable	—	2,287,194
Due to management company	352,642	357,692
Revolving line of credit	—	5,000,000
Payable for margin loan	22,999,361	51,984,089
Note payable	—	1,500,000

Total Liabilities	23,575,132	61,369,161

Commitments and contingencies

Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 6,541,068 and 6,615,173 shares outstanding, respectively	6,541	6,615
Additional paid-in capital	83,620,846	84,497,378
Undistributed net investment income (loss)	2,825,726	(695,282)
Undistributed net capital gain (losses)	(558,852)	(4,694,002)
Unrealized depreciation of portfolio securities, net	(15,365,837)	(7,576,155)

Total net assets	$70,528,424	$71,538,554

Net assets per share	$10.78	$10.81

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
Investment income:
Interest income from portfolio securities	$455,641	$623,249
Dividend income from portfolio securities	48,100	3,751,140
Interest from temporary cash investments	24,848	714
Other income	30,000	—

Total investment income	558,589	4,375,103

Expenses:
Management fees	352,642	384,756
Director fees and expenses	87,602	58,860
Professional fees	227,369	71,072
Administrative fees	12,500	12,500
Mailing, printing and other expenses	46,434	53,524
Interest expense	12,358	340,283
Non-cash compensation expense (benefit)	23,629	206,044
Excise tax	—	36,832
Franchise taxes	77,465	23,924

Total expenses	839,999	1,187,795

Net investment income	(281,410)	3,187,308

Realized gain on sales of portfolio securities, net	10,255,058	19,377

Change in unrealized appreciation (depreciation) of portfolio securities, net:
End of period	(15,365,837)	(881,020)
Beginning of period	(6,778,991)	5,294,516

Change in unrealized appreciation (depreciation), net	(8,586,846)	(6,175,536)

Total increase (decrease) in net assets from operations	$1,386,802	$(2,968,851)

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
Investment income:
Interest income from portfolio securities	$1,151,895	$1,427,206
Dividend income from portfolio securities	3,620,100	3,794,140
Interest from temporary cash investments	25,110	3,123
Other income	30,000	—

Total investment income	4,827,105	5,224,469

Expenses:
Management fees	701,231	783,326
Director fees and expenses	155,259	113,416
Professional fees	288,268	138,196
Administrative fees	25,000	25,000
Mailing, printing and other expenses	67,812	59,972
Interest expense	263,713	523,347
Non-cash compensation expense (benefit)	(276,851)	206,044
Excise tax	—	36,832
Franchise taxes	81,665	23,924

Total expenses	1,306,097	1,910,057

Net investment income	3,521,008	3,314,412

Realized gain (loss) on sales of portfolio securities, net	4,135,150	(8,081,347)

Change in unrealized appreciation (depreciation) of portfolio securities, net:
End of period	(15,365,837)	(881,020)
Beginning of period	(7,576,155)	(5,417,014)

Change in unrealized appreciation (depreciation), net	(7,789,682)	4,535,994

Total increase (decrease) in net assets from operations	$(133,524)	$(230,941)

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
Operations:
Net investment income	$3,521,008	$3,314,412
Realized gain (loss) on sales of portfolio securities, net	4,135,150	(8,081,347)
Unrealized appreciation (depreciation) of portfolio securities, net	(7,789,682)	4,535,994

Increase (decrease) in net assets from operations	(133,524)	(230,941)

Capital Transactions:
Non-cash compensation expense (benefit)	(302,402)	206,044
Capital stock repurchased	(574,204)	—

Increase (decrease) in net assets from capital transactions	(876,606)	206,044

Increase (decrease) in net assets	(1,010,130)	(24,897)
Net assets at beginning of period	71,538,554	76,976,095

Net assets at end of period	$70,528,424	$76,951,198

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Interest and dividends received	$5,718,631	$289,451
Cash paid to management company, directors, bank and suppliers	(1,630,605)	(1,800,818)
Purchase of portfolio securities	(596,800)	(1,205,000)
Proceeds from sales of portfolio securities	24,393,973	1,436,040
Principal payments from portfolio securities	245,000	2,074,547
Sales (purchases) of restricted cash & temporary investments, net	29,059,855	1,537,152
Decrease in accounts receivable	1,864	—
Advances to portfolio companies	—	(36)

Net cash provided by operating activities	57,191,918	2,331,336

Cash flows from financing activities:
Borrowings under margin account	72,998,161	110,897,876
Repayments under margin account	(101,982,887)	(54,959,521)
Advances from bank	3,034,044	2,325,000
Repayments to bank	(8,034,044)	(61,100,000)
Dividends paid	(2,287,195)	—
Repurchase of common stock	(574,204)	—
Payment of promissory note payable	(1,500,000)	—

Net cash used by financing activities	(38,346,125)	(2,836,645)

Net increase (decrease) in cash and cash equivalents	18,845,793	(505,309)
Cash and cash equivalents at beginning of period	386,879	516,678

Cash and cash equivalents at end of period	$19,232,672	$11,369

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

(Continued)

	2004	2003
Reconciliation of increase in net assets from operations to net cash provided by operating activities:

(Decrease) in net assets from operations	$(133,524)	$(230,941)

Adjustments to reconcile (decrease) in net assets from operations to net cash provided by operating activities:

Realized (gain) loss on sales of portfolio securities, net	(4,135,150)	8,081,347
Change in unrealized (appreciation) depreciation, net	7,789,682	(4,535,994)
Accrued interest and dividends exchanged for portfolio securities	(1,202,528)	(624,112)
(Increase) decrease in accrued interest receivable	2,094,055	(4,310,906)
Non-cash compensation expense (benefit)	(276,851)	206,044
(Decrease) in accounts payable	(42,607)	(96,681)
(Decrease) in due to management company	(5,051)	(124)
Purchase of portfolio securities	(596,800)	(1,205,000)
Proceeds from sales of portfolio securities	24,393,973	1,436,040
Principal payments from portfolio securities	245,000	2,074,547
Sales (purchases) of restricted cash & temporary investments, net	29,059,855	1,537,152
Decrease in accounts receivable	1,864	—
Advances to portfolio companies	—	(36)

Net cash provided by operating activities	$57,191,918	$2,331,336

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SUPPLEMENTAL INFORMATION – SELECTED PER SHARE DATA AND RATIOS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
Investment income	$0.73	$0.84

Expenses	0.20	0.31

Net investment income	0.53	0.53

Realized gain (loss) on sale of portfolio securities, net	0.63	(1.30)

Increase (decrease) in unrealized depreciation of portfolio securities, net	(1.18)	0.73

(Decrease) in net assets from operations	(0.02)	(0.04)

Capital Transactions:
Non-cash compensation expense (benefit)	(0.04)	0.04
Common stock repurchases	0.03	—

Increase (decrease) in net assets from capital transactions	(0.01)	0.04

Net increase (decrease) in net assets	(0.03)	—

Net assets at beginning of period	10.81	12.35

Net assets at end of period	$10.78	$12.35

Net assets at end of period-diluted	$10.75	$12.28

Weighted average number of shares outstanding during period, in thousands	6,597	6,233

Market value	$7.72	$7.96

Ratio of expenses to average net assets	1.83%	2.48%

Ratio of net investment income to average net assets	4.96%	4.31%

Ratio of increase (decrease) in net assets from operations to average net assets	-0.19%	-0.30%

Total return on market price	-4.10%	19.88%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2004

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
(formerly Reliant Window Holdings, LLC)
Holds cash and escrowed receivables
- 32.25% membership interest		$—	$460,000

American Trenchless Technology, LLC	February 2001
Boring, tunneling and directional drilling
- 4,160 shares of common stock		1,324,694	—
- 50% membership interest in Glendale, LLC		300,000	—

The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
- Prime + 2% promissory note with a face amount of $398,383 (2)		—	—
- 15% promissory note (2)		459,545	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,410,000 shares of common stock (1)		1,471,800	15,400,000
- Warrants to buy 10,000 shares of common stock for $12.50 per share through June 2009		—	—

CMC Investments, LLC	December 2001
Holds cash
- 21% membership interest		525,000	65,000

Container Acquisition, Inc.	February 1997
Shipping container repair & storage
- Promissory note		3,797,418	1,100,000
- 78,318 shares of preferred stock		7,831,800	—
- Conditional warrant to buy up to 370,588 shares of common stock at $0.01 through February 2007		1,000	—
- 1,370,000 shares of common stock		1,370,000	—
- 87% membership interest in CCI-ANI Finance, LLC		1,571,000	650,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2004

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		$3,936,644	$500,000

The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note (2)		1,000,000	—

ENGlobal, Inc. (AMEX: ENG)	December 2001
Engineering and consulting services
- 9.5% promissory note (1)		2,120,000	2,120,000
- 1,216,935 shares of common stock		711,304	1,706,295
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—

Equicom, Inc.	July 1997
Radio stations
- 10% promissory notes		3,806,730	2,000,000
- 657,611 shares of preferred stock		6,576,110	—
- 452,000 shares of common stock		141,250	—

Jones Industrial Services, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 shares of preferred stock		3,500,000	3,200,000
- Warrant to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 3,811,500 shares of preferred stock (1)(3)		3,811,500	4,000,000
- 350,000 shares of common stock		350,000	—

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2004

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 15% promissory notes (1)		$4,555,137	$4,555,137
- 21,863 shares of preferred stock (1)(3)		2,186,300	2,186,300
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	263,600
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	5,700
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	130,700

Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		2,850,000	4,500,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698

Sternhill Partners I, LP	March 2000
Venture capital fund
- 3% limited partnership interest		2,326,604	750,000

Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 1,000 shares of common stock		949,632	900,000

Vanguard VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		1,800,000	750,000

Total		$61,912,267	$46,546,430

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of June 30, 2004, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest, and they may be collected in the future.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2004

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs. In connection with the investments in American Trenchless Technology, LLC (“ATT”), Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Jones Industrial Services, Inc. and Sovereign Business Forms, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities. The fair value of the Fund’s investment in ENGlobal, Inc. (“ENG”) includes a discount of $298,648 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at June 30, 2004.

As defined in the Investment Company Act of 1940, at June 30, 2004, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., Container Acquisition, Inc., The Drilltec Corporation, Equicom, Inc. (“Equicom”), PalletOne, Inc., Sovereign Business Forms, Inc., and Spectrum Management LLC.

Income was earned in the amount of $4,668,007 and $4,556,184 for the six months ended June 30, 2004 and 2003, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $103,988 and $641,956 for the six months ended June 30, 2004 and 2003, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”), ENG, Equicom, Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 83% of the total value of the investments in portfolio companies at June 30, 2004.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2004

(Unaudited)

(Continued)

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane, PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at June 30, 2004:

Type of Securities	Cost	Fair Value	Percentage of Fair Value
Common Stock	$10,255,324	$18,506,295	39.8%
Secured and Subordinated Debt	17,042,529	11,078,835	23.8%
Preferred Stock	25,240,709	9,386,300	20.2%
Limited Liability Company Investments	5,246,000	5,675,000	12.2%
Options and Warrants	1,101	400,000	0.9%
Limited Partnership Investments	4,126,604	1,500,000	3.1%

Total	$61,912,267	$46,546,430	100.0%

The following is a summary by industry of the Fund’s investments as of June 30, 2004:

Industry	Fair Value	Percentage
Business Products and Services	$12,945,135	27.8%
Consumer Goods	500,000	1.1%
Engineering and Consulting Services	3,826,295	8.2%
Industrial Products and Services	3,200,000	6.9%
Media	2,000,000	4.3%
Residential Building Products	15,860,000	34.1%
Shipping Products and Services	5,750,000	12.4%
Turfgrass and Landscape Products	900,000	1.9%
Venture Funds and Other	1,565,000	3.3%

Total	$46,546,430	100.0%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements have been prepared consistent with the accounting policies reflected in the Fund’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2003 filed with the SEC and should be read in conjunction therewith. In management’s opinion, the unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

(2) Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit – At June 30, 2004, the Fund had $19,232,672 in cash and cash equivalents, most of which was invested in money market accounts.

In April 2004, the Fund sold its interest in Strategic Holdings, Inc. and SMIP, Inc. Proceeds of such sale included cash of $13.8 million, which was used to repay the outstanding balance under the Fund’s line of credit and promissory note payable.

In May 2004, the Fund and Alenco Window Holdings, LLC (“AWHLLC”) sold their respective interests in Alenco Holding Corporation. The proceeds of the sale and distributions from AWHLLC of approximately $9.75 million were invested in short-term investments.

In May 2004, the Fund announced and began a program to utilize up to $3,000,000 of its cash to repurchase shares of its common stock in the open market on the New York Stock Exchange, subject to the restrictions of the Investment Company Act of 1940 and the Securities Exchange Act of 1934. At June 30, 2004, the Fund had repurchased 74,105 shares of common stock (of which 50,000 shares were sold by a significant shareholder) for a total of $574,204. Since the shares were purchased at a discount to net asset value, these purchases added $0.03 to the net asset value per share at June 30, 2004.

Effective March 15, 2004, the Fund entered into a $6,500,000 revolving line of credit loan with Frost National Bank. The new line of credit extends through March 31, 2005. The proceeds of the new line of credit were utilized to payoff the previous line of credit. The Fund had no balance outstanding under the line of credit at June 30, 2004.

The new loan is collateralized by the Fund’s investments in portfolio securities. The provisions of the new revolver include a borrowing base which cannot exceed 10% of the total value of eligible portfolio securities, as defined. As of August 14, 2004, the Fund’s availability under the revolving line of credit is approximately $4 million.

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

Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. As of June 30, 2004, the Fund has committed to invest up to an additional $1.6 million in the two venture capital funds and one of its portfolio companies.

At June 30, 2003, the Fund had $12 million outstanding on its line of credit and was being charged interest at a rate of 8.25%. The average daily balances outstanding on the Fund’s line of credit during the six months ended June 30, 2004, and 2003 were $2,725,877 and $11,624,144, respectively. During the six months ended June 30, 2004 and 2003, the amount of interest and loan fees paid in cash were $292,455 and $524,976, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments - Because of the nature and size of its portfolio investments, the Fund periodically borrows money utilizing a margin account with a securities brokerage firm to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. As of June 30, 2004 and 2003, the Fund borrowed $22,999,361 and $55,938,355, respectively. The Fund collateralized such borrowings with restricted cash and temporary investments of $23,635,347 and $59,804,792, at June 30, 2004 and 2003, respectively. The temporary qualifying investments were sold, and the total amount borrowed was repaid in July 2004 and 2003, respectively. The Management Company believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund and the Fund’s shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to stockholders would be subject to income tax as ordinary dividends.

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

Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $46,546,430 (including $1,706,295 in publicly-traded securities) and $75,553,608 (including $3,494,377 in publicly-traded securities) at June 30, 2004 and December 31, 2003, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value - Upon the sale of securities of certain portfolio companies, the Fund and other sellers were required to place a portion of the proceeds into escrow to secure representations and warranties made to the buyers. If no claims are made against the escrowed amounts, the Fund could receive up to approximately $3.5 million in additional sales proceeds over the next three years ending in May, 2007. The Fund has recorded these escrowed amounts at their estimated fair value of $2,513,000 at June 30, 2004.

Cash Flows - For purposes of the Statements of Cash Flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. The Fund includes its investing activities within cash flows from operations.

Stock-Based Compensation – The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25. Had the Fund accounted for the options using the fair value method under SFAS 123, the increase (decrease) in net assets from operations for the six months ended June 30, 2004 and 2003, respectively, would have been:

	2004	2003
(Decrease) in net assets from operations, as reported	$(133,524)	$(230,941)
Stock-based employee compensation expense (benefit) included in increase (decrease) in net assets from operations	(276,851)	206,044
Stock-based employee compensation expense determined using fair value method	(24,837)	(37,272)

Pro forma (decrease) in net assets from operations	$(435,212)	$(62,169)

Net decrease in net assets per share, as reported	$(0.03)	$—

Net decrease in net assets per share, proforma	$(0.07)	$(0.01)

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

(4) Management

The Fund has entered into a management agreement with the Management Company. Pursuant to such agreement, the Management Company performs certain services, including management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services. The accompanying Statements of Operations include $25,000 related to such services for each of the six months ended June 30, 2004 and 2003. The management fees paid by the Fund represent the Management Company’s primary source of revenue and support. The Management Company is controlled by a privately-owned corporation.

As compensation for services to the Fund, each director who is not an officer of the Fund receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board of Directors and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund’s stock from time to time. (See Note 8). Certain officers of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service.

The Management Agreement will continue in effect until June 30, 2005, and from year-to–year thereafter provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund or (ii) a majority of the directors who are not “interested persons” of the Fund, at a meeting called for the purpose of voting on such approval. The Management Agreement may be terminated at any time, without the payment of any penalty, by a vote of the Board of Directors of the Fund or the holders of a majority of the Fund’s shares on 60 days’ written notice to the Management Company, and would automatically terminate in the event of its “assignment” (as defined in the Investment Company Act).

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

(6) Dividends

The Fund declared no dividends during the six months ended June 30, 2004 and 2003. On January 16, 2004, the Fund paid $2,287,194 in cash for a dividend which had been declared in the fourth quarter of 2003.

(7) Portfolio Securities

During the six months ended June 30, 2004, the Fund made follow-on investments of $1,799,328 in four companies and two venture funds, including $302,528 in accrued interest and dividends in the form of additional portfolio securities and $949,632 recorded as the cost of securities acquired in an exchange for securities of a new company that acquired the business and assets of a former portfolio company. In addition, the Fund realized a net capital gain of $4,135,150 during the six months ended June 30, 2004.

During the six months ended June 30, 2003, the Fund made follow-on investments of $1,829,112 in eight companies, including $624,112 in accrued interest and dividends in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital loss of $8,081,347 during the six months ended June 30, 2003.

(8) Stock Option Plan

The Equus II Incorporated 1997 Stock Incentive Plan (“Stock Incentive Plan”) authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,200 shares of the Fund’s common stock. Options are issued to the officers of the Fund at the discretion of the compensation committee. The options have a ten year life and vest 50% six months after the grant date and 16 2/3% on the first, second and third anniversaries of the date of the grant.

Under the Stock Incentive Plan, options to purchase 1,049,200 and 1,100,000 shares of the Fund’s common stock with a weighted average exercise price of $8.46 and $8.41 per share were outstanding at June 30, 2004 and 2003, respectively. Of these options, 855,950 and 750,188 shares, with a weighted average exercise price per share of $8.62 and $8.75 were exercisable at June 30, 2004 and 2003, respectively. Of the outstanding options at June 30, 2004, 992,000 have exercise prices ranging from $7.43 to $9.03 and the remaining options have exercise prices ranging from $14.15 to $24.95. These options expire in November 2007 through May 2014.

On May 7, 2004, options to acquire a total of 15,400 shares at $7.72 per share were issued to the non-officer directors. On May 12, 2003, options to acquire a total of 13,200 shares at $7.43 per share were issued to the non-officer directors.

On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. These options included dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation expense (benefit) of ($276,851) during the six months ended June 30, 2004.

Dividend equivalent rights represent the right of the officers of the Fund to receive a credit against the option exercise price for the amount of any dividends paid by the Fund during the option period. In January 2002, the Fund filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC, to permit the Fund to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. During its review of such application, the SEC staff advised the Fund that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. Accordingly, the Fund may be required to obtain a new exemptive order from the SEC permitting the Fund to issue dividend equivalent rights. Based on the ongoing discussion with the SEC, the Fund has not recorded any associated compensation expense for the 2003 dividend applicable to dividend equivalent rights, and the Fund has withdrawn the exemptive order application previously filed in January 2002. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $650,000, with an offsetting credit to additional paid in capital, would have been recognized under variable plan accounting in the fourth quarter of 2003. Such recognition of the non-cash compensation expense would not have changed the Fund’s reported net assets.

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

If all outstanding options for which the average market price exceeds the exercise price at June 30, 2004 and December 31, 2003, had been exercised, the fund’s net asset value would have been reduced by $0.03 and $0.06 per share, respectively, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

(9) Subsequent Events

On July 1, 2004, the Fund sold U.S. Treasury bills for $23,000,000 and repaid the margin loan.

The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act of 1940 and the Securities Exchange Act of 1934. During July, the Fund repurchased 126,400 shares (of which 125,000 shares were sold by a significant shareholder) of its common stock in the open market for $985,102 at an average discount of approximately 26% from net asset value.

On July 28, 2004, the Fund received $2,159,176 from ENG as payment in full of its outstanding 9.5% promissory note. The promissory note had a face value of $2,120,000 and the remaining $39,176 was for accrued interest.

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

We had investments in fourteen Portfolio Companies and two venture capital funds at June 30, 2004. We did not make any new investments during the six months ended June 30, 2004 or 2003.

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

We derive our cash flow from interest and dividends received and sales of securities from our investment portfolio. We pay certain administrative costs, management fees to the Management Company overseeing the portfolio, and interest expense on our existing debt. We also spend our cash on new investments, or follow-on investments which may be required by certain Portfolio Companies. Historically, our cash flow from interest and dividends has not been sufficient to cover our expenses and follow-on investments. Because our investments are illiquid, we have utilized leverage to provide the required funds, and the leverage is then repaid from the sale of portfolio securities. Our previous lender required that all proceeds from sale or repayment of our portfolio securities be applied to its loan, and reduced its commitment to advance funds under the loan agreement by a like amount. In April and May of 2004, we sold our interests in Strategic Holdings, Inc., SMIP, Inc. and Alenco Holding Corporation. Proceeds from such sales were used to pay off our existing borrowings, and the remaining proceeds may be used for new or follow-on investments or other corporate purposes.

We have distributed to our stockholders any net taxable investment income or realized capital gains on an annual basis. We declared a dividend of $0.72 per share in 2003, including $0.57 per share in qualifying dividend income and $0.15 per share as a return of capital. We did not declare a dividend for the six months ended June 30, 2004.

Since we are a closed-end business development company, stockholders have no right to present their shares to the Fund for redemption. Because our shares have traded at a discount from our net asset value, our Board of Directors has determined that it would be in the best interest of our stockholders to attempt to reduce or eliminate the market value discount. Accordingly, from time to time we may repurchase our shares to attempt to reduce the discount or to increase the net asset value of our remaining shares.

In May and June of 2004, the Fund repurchased 74,105 shares (of which 50,000 shares were sold by a significant shareholder) of its common stock for $574,204, pursuant to a plan to spend up to $3,000,000 to repurchase our common stock in the open market. The 74,105 shares were repurchased at an average discount rate of approximately 27% from net asset value, and the effect of these transactions added approximately $0.03 per share to the net asset value of our outstanding shares.

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

Most of our common equity investments are appraised at a multiple of free cash flow generated by the Portfolio Company in its trailing twelve months, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company’s experience in the private company marketplace, and are necessarily subjective in nature. Most of the Portfolio Companies utilize a high degree of leverage. From time to time, Portfolio Companies are in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that a Portfolio Company will be able to restructure its loan agreements to adjust for any defaults, the Portfolio Company’s securities continue to be valued assuming that the company is a going concern. In the event a Portfolio Company cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness or is not successful in refinancing the debt upon its maturity, the value of our investment could be reduced or eliminated through foreclosure on the Portfolio Company’s assets or the Portfolio Company’s reorganization or bankruptcy.

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

Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

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

Liquidity and Capital Resources

At June 30, 2004, we had $19,232,672 in cash and cash equivalents, most of which was invested in money market accounts. Such cash may be used to pay operating expenses, for new and follow-on investments in portfolio securities, to pay dividends to our shareholders or to repurchase shares of our common stock. We had $46,546,430 of our total assets of $94,103,557 invested in portfolio securities of fourteen operating companies and two venture capital funds. $22,999,361 of our remaining assets were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. These securities were held by a securities brokerage firm and were pledged along with cash and other securities to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid in July, 2004.

Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with Frost National Bank. The new line of credit extends through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. As of August 14, 2004, there is no amount outstanding under the new line of credit and the availability of such line is approximately $4 million at such date.

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

On April 8, 2004, we sold our interest in Strategic Holdings, Inc and SMIP, Inc. (“Strategic Materials”), and received proceeds of $13.8 million. A portion of the proceeds was used to pay off our existing borrowings under our line of credit and the promissory note payable. During the second quarter of 2004, we sold our interest in Alenco Holding Corporation (“Alenco”), received a cash distribution from Alenco Window Holdings, LLC (“AWHLLC”) and sold 868,022 shares of common stock of ENG. We received cash of $11.8 million from such sales and the distribution.

In the fourth quarter of 2003, we declared a dividend of $0.72 per share, of which $0.15 was considered a return of capital. We paid $2,287,194 in cash for this dividend in January, 2004, and issued 286,540 shares of common stock at $7.919 per share effective December 31, 2003.

Under certain circumstances, we may be called on to make follow-on investments in certain Portfolio Companies. As of June 30, 2004, we have committed to invest up to an additional $1.6 million in the two venture capital funds and one of our portfolio companies.

Net cash provided by operating activities was $ 57,191,918 and $2,331,336 for the six months ended June 30, 2004 and 2003, respectively. Approximately $11.1 million in estimated value of our investments are in the form of notes receivable from Portfolio Companies. However, only three of the Portfolio Companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $7,978,835 in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments to maintain our tax status as a RIC. During the six months ended June 30, 2004 and 2003, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment income after all expenses amounted to $3,521,008 and $3,314,412 for the six months ended June 30, 2004 and 2003, respectively. Total income from portfolio securities was $4,771,995 for the six months ended June 30, 2004 and $5,221,346 for the comparable period in 2003.

The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $701,231 and $783,326 during the six months ended June 30, 2004 and 2003, respectively. The decrease in management fees during the six months ended June 30, 2004 was due to a decrease in net assets between the two periods.

Professional fees increased by $150,072 for the first six months of 2004 over the comparable period for 2003. This increase is primarily due to the legal fees incurred in connection with the refinancing of our line of credit and in responding to the SEC’s questions regarding the manner in which the officer option notes were settled during 2001.

Interest expense decreased to $263,713 for the first six months of 2004 from $523,347 in 2003 due to the payoff of the revolving line of credit. In addition, franchise taxes increased from $23,924 in 2003 to $81,665 in 2004 primarily due to the timing of the Texas franchise taxes.

Generally accepted accounting principles require that certain options issued by the Fund be accounted for using variable plan accounting. Such accounting resulted in non-cash compensation expense (benefit) of $(276,851) and $206,044 during the six months ended June 30, 2004 and 2003, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2004, we realized a capital gain of $4,135,150. We sold 1,154,316 shares of ENGlobal, Inc. (“ENG”) common stock, realizing a capital loss of $119,803. We exchanged our investment in Turfgrass America, Inc. (“TAI”) for an investment in a new entity that acquired the assets and business of TAI, realizing a capital loss of $6,049,696. In the second quarter of 2004 we sold our interests in Alenco and Strategic Materials, and received a cash distribution from AWHLLC, realizing capital gains of $10,201,126. In addition, we realized a short term capital gain of $3,520 on our U.S. Treasury Bills.

During the six months ended June 30, 2003, we realized a capital loss of $8,081,347 from the sale of securities of six Portfolio Companies. We received $197,986 for our remaining investment in Milam Enterprises, LLC, realizing a capital gain of $196,075. We received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of our 15% promissory note, realizing a capital gain of $551,850 relating to the unamortized original issue discount. The Fund received $500,000 for its investment in FS Strategies, Inc., realizing a capital loss of $8,758,667. The Fund sold 4,432 shares of Weatherford International common stock for $183,005, realizing a capital loss of $73,800. We received $3,199 from ENG in payment for 3,332 shares of common stock, realizing a capital gain of $1,251 and we also realized a short-term capital gain of $1,944 from the sale of U.S. Treasury Bills.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $7,789,682 during the six months ended June 30, 2004 from $7,576,155 to $15,365,837. Such increase in unrealized depreciation is due primarily to the sale of Alenco and Strategic Materials, which transferred $9,939,384 of unrealized appreciation at December 31, 2003, to realized gains at June 30, 2004. Excluding the sale of Alenco and Strategic Materials, the net unrealized depreciation decreased by $2,149,702. Such decrease resulted from increases in the estimated fair value of six of our Portfolio Companies aggregating $9,364,702 and decreases in the estimated fair value of seven of our Portfolio Companies aggregating $7,215,000. The decrease in the estimated fair value of the Portfolio Companies is partially a result of the recapitalization dividend declared by Champion Window Holdings, Inc. in March 2004, from which the Fund received $3,525,000 in cash.

Net unrealized depreciation on investments decreased by $4,535,994 during the six months ended June 30, 2003 from $5,417,014 to $881,020. Such change resulted from increases in the estimated fair value of six of our Portfolio Companies aggregating $6,623,459, decreases in the estimated fair value of eleven of the Fund’s Portfolio Companies aggregating $11,426,899 and the transfer of $9,339,434 in net unrealized depreciation to net capital loss from the sale or disposition of investments in three of the Fund’s Portfolio Companies. The decrease in the estimated fair value of the Portfolio Companies was partially a result of the dividend declared by Champion Window Holdings, Inc. in June 2003, from which the Fund received $3,500,000 in cash.

Dividends

We declared no dividends for the six months ended June 30, 2004 and 2003. On January 16, 2004, we paid cash of $2,287,194 for dividends declared in the fourth quarter of 2003.

Portfolio Investments

During the six months ended June 30, 2004, we made follow-on investments of $1,799,328 in four portfolio companies and two venture funds, including $302,528 in accrued interest and dividends received in the form of additional portfolio securities and $949,632 recorded as the cost of securities acquired in an exchange for securities of a new company that acquired the business and the assets of a former portfolio company.

For the six months ended June 30, 2004, we received an additional 951 shares of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends. In addition, Sovereign elected to convert $302,528 of accrued interest into the balance of the 15% promissory notes due to us.

On January 12, 2004, we advanced $75,000 to Equicom pursuant to a 10% promissory note, thereby reducing the guarantee commitment to Equicom’s lender by a like amount.

In February and May, 2004, ENG made two principal payments of $110,000 each (total of $220,000) on its 9.5% promissory note, reducing the note balance to $2,120,000. This note was paid off in its entirety on July 28, 2004.

On February 24, 2004, we exercised warrants to acquire 10,000 shares of common stock in Champion Window Holdings, Inc. for $71,800 .

On March 3, 2004, we invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in June 2000. $1,800,000 of such commitment has been funded through June 30, 2004.

On March 16, 2004, we exchanged our investment in “TAI”, including accrued interest, notes receivable and preferred stock with costs aggregating $6,999,328, for an interest in a newly formed company which acquired substantially all of the assets of TAI. The newly formed company is controlled by a new investor. Our investment in the newly formed company has a cost basis of $949,632 and we recorded a realized loss of $6,049,696 in conjunction with this transaction.

On June 8, 2004, we invested an additional $150,000 in Sternhill Partners I, L.P., pursuant to a $2,550,000 commitment made in March 2000. $2,355,000 of such commitment has been funded through June 30, 2004.

Subsequent Events

On July 1, 2004, we sold U.S. Treasury bills for $23,000,000 and repaid our margin loan.

During July, 2004 the Fund repurchased 126,400 shares (of which 125,000 shares were sold by a significant shareholder) of its common stock in the open market for $985,102 at an average discount of approximately 26% from net asset value.

On July 28, 2004, the Fund received $2,159,176 from ENG, as payment in full of its outstanding 9.5% promissory note. The promissory note had a face value of $2,120,000 and the remaining $39,176 was for accrued interest.

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

Borrowings under our lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under our lines of credit for the six months ended June 30, 2004 and 2003, respectively, of approximately $2,725,877 and $11,624,111, a change of one percent in the interest rate would have caused a change in interest expense of approximately $14,000 and $58,000. This change would have resulted in a change of $0.002 and $0.009 in the net asset value per share at June 30, 2004 and 2003, respectively. We did not enter into our credit facility for trading purposes and the line of credit carries interest at a pre-agreed upon percentage point spread from the prime rate. We obtained a new line of credit effective March 15, 2004, which expires on March 31, 2005.

A major portion of our investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. A small portion of our investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. At June 30, 2004, we had investments in 14 Portfolio Companies and two venture capital funds. The value of one of our investments, in a business which manufactures residential windows primarily for new construction, was 22% of our net asset value and 33% of our investments in Portfolio Company securities (at fair value) at June 30, 2004. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single Portfolio Company will affect our net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Avg Price Paid Per Share	Shares Purchased as Part of a Publicly Announced Plan	Dollar Value of Shares that may yet be purchased under plan (1)
April 1 - April 30	—	—	—	—
May 1 - May 31	7,305	$7.66	7,305	$2,944,016
June 1 - June 30	66,800	$7.76	66,800	$2,425,796

Total	74,105	$7.75	74,105	$2,425,796

(1)	On May 24, 2004, the Fund announced that the Board of Directors had authorized the purchase of up to $3 million of the Fund’s common stock through open market transactions.

Item 4. Submission of Matters to a Vote of Security Holders

The Fund held its annual meeting of shareholders on May 6, 2004. At the meeting, shareholders voted on (i) the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein, and (ii) the ratification of the selection of PricewaterhouseCoopers LLP as the Fund’s independent auditors for the fiscal year ending December 31, 2004.

The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

Name of Nominee	For	Withheld
Sam P. Douglass	5,440,748	186,474
Gregory J. Flanagan	5,488,938	138,284
Robert L. Knauss	5,487,937	139,285
Nolan Lehmann	5,488,925	138,927
Brad Orvieto	5,489,276	137,946
Gary R. Peterson	5,488,938	138,284
John W. Storms	5,488,938	138,284
Dr. Francis D. Tuggle	5,489,194	138,028
Dr. Edward E. Williams	5,489,194	138,028

The table below sets forth, as to the other matter voted upon, the number of shares voted for the proposal, against the proposal and shares that abstained.

Proposal	For	Against	Abstain
Ratification of Auditors	5,540,766	47,809	38,645

All nominees to the Registrant’s Board of Directors were elected and the Fund’s selection of independent auditors was ratified.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.	Form of Quarterly Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

(b)	Reports on Form 8-K

On May 13, 2004, we filed a Current Report on Form 8-K, which reported on Item 12, Results of Operation and Financial Condition, and included a press release announcing our financial results for the quarter ended March 31, 2004.

On May 20, 2004, we filed a Current Report on Form 8-K, which reported on Item 12, Results of Operation and Financial Condition, and included a press release announcing the sale of our investment in Alenco Holding Corporation.

On May 24, 2004, we filed a Current Report on Form 8-K, which reported on Item 12, Results of Operation and Financial Condition, and included a press release announcing our stock repurchase program.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: August 13, 2004	EQUUS II INCORPORATED

/s/ Harry O. Nicodemus IV
Harry O. Nicodemus IV
Chief Financial Officer