Form 10-Q
period 2004-09-30
EQUUS II INC
filed 2004-11-15
CIK 878932

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

There were 6,233,473 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 15, 2004. The net asset value of a share at September 30, 2004 was $10.77.

EQUUS II INCORPORATED

(A Delaware Corporation)

EQUUS II INCORPORATED

BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(Unaudited)

	2004	2003
Assets
Investments in portfolio securities at fair value (cost $52,280,271 and $83,129,763, respectively)	$44,429,031	$75,553,608
Restricted cash & temporary investments, at cost which approximates fair value	24,628,392	52,695,202
Cash	8,336	11,296
Temporary cash investments, at cost which approximates fair value	18,320,080	375,583
Accounts receivable	13,904	15,469
Receivable from affiliates	602,210	—
Accrued interest and dividends receivable	2,081,525	4,256,557
Escrowed receivables	2,468,719	—

Total Assets	92,552,197	132,907,715

Liabilities and net assets
Liabilities:
Accounts payable	90,566	240,186
Accrued non-cash compensation	425,848	—
Dividends payable	—	2,287,194
Due to management company	338,451	357,692
Revolving line of credit	—	5,000,000
Borrowings under margin account	23,993,887	51,984,089
Note payable	—	1,500,000

Total Liabilities	24,848,752	61,369,161

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 6,289,018 and 6,615,173 shares outstanding, respectively	6,289	6,615
Additional paid-in capital	82,241,845	84,497,378
Undistributed net investment income (losses)	2,416,456	(695,282)
Undistributed net capital gain (losses)	(9,109,906)	(4,694,002)
Unrealized depreciation of portfolio securities, net	(7,851,239)	(7,576,155)

Total net assets	$67,703,445	$71,538,554

Net assets per share	$10.77	$10.81

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
Investment income:
Interest income from portfolio securities	$400,573	$800,605
Dividend income from portfolio securities	49,200	89,833
Interest from temporary cash investments	46,696	765

Total investment income	496,469	891,203

Expenses:
Management fees	338,451	388,998
Director fees and expenses	63,144	57,893
Professional fees	112,977	52,991
Administrative fees	12,500	12,500
Mailing, printing and other expenses	4,899	31,954
Interest expense	3,228	216,296
Compensation expense	400,297	629,171
Excise tax	(36,832)	—
Franchise taxes	7,075	6,000

Total expenses	905,739	1,395,803

Net investment income (loss)	(409,270)	(504,600)

Realized gain (loss) on sales of portfolio securities, net	(8,551,053)	279,572

Change in unrealized appreciation (depreciation) of portfolio securities, net:
End of period	(7,851,239)	(436,709)
Beginning of period	(15,365,837)	(881,020)

Change in unrealized appreciation (depreciation), net	7,514,598	444,311

Total increase (decrease) in net assets from operations	$(1,445,725)	$219,283

Increase (decrease) in net assets from operations per share:
Basic	$(0.23)	$0.04

Diluted	$(0.23)	$0.04

Weighted average shares outstanding, in thousands
Basic	6,405	6,233

Diluted	6,405	6,234

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
Investment income:
Interest income from portfolio securities	$1,552,468	$2,227,811
Dividend income from portfolio securities	3,669,300	3,883,973
Interest from temporary cash investments	71,806	3,888
Other income	30,000	—

Total investment income	5,323,574	6,115,672

Expenses:
Management fees	1,039,682	1,172,324
Director fees and expenses	218,403	171,309
Professional fees	401,245	191,187
Administrative fees	37,500	37,500
Mailing, printing and other expenses	72,711	91,926
Interest expense	266,941	739,644
Compensation expense	123,446	835,215
Excise tax	(36,832)	36,832
Franchise taxes	88,740	29,924

Total expenses	2,211,836	3,305,861

Net investment income	3,111,738	2,809,811

Realized gain (loss) on sales of portfolio securities, net	(4,415,904)	(7,801,775)

Change in unrealized appreciation (depreciation) of portfolio securities, net:
End of period	(7,851,239)	(436,709)
Beginning of period	(7,576,155)	(5,417,014)

Change in unrealized appreciation (depreciation), net	(275,084)	4,980,305

Total increase (decrease) in net assets from operations	$(1,579,250)	$(11,659)

Decrease in net assets from operations per share:
Basic	$(0.24)	$—

Diluted	$(0.24)	$—

Weighted average shares outstanding, in thousands
Basic	6,533	6,233

Diluted	6,533	6,233

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
Operations:
Net investment income	$3,111,738	$2,809,811
Realized gain (loss) on sales of portfolio securities, net	(4,415,904)	(7,801,775)
Unrealized appreciation (depreciation) of portfolio securities, net	(275,084)	4,980,305

Increase (decrease) in net assets from operations	(1,579,250)	(11,659)

Capital Transactions:
Compensation expense (benefit)	(302,402)	835,215
Officer notes settlement	602,210	—
Capital stock repurchased	(2,555,667)	—

Increase (decrease) in net assets from capital transactions	(2,255,859)	835,215

Increase (decrease) in net assets	(3,835,109)	823,556

Net assets at beginning of period	71,538,554	76,976,095

Net assets at end of period	$67,703,445	$77,799,651

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Interest and dividends received	$6,045,758	$3,877,952
Cash paid to management company, directors, bank and suppliers	(2,257,251)	(2,554,442)
Purchase of portfolio securities	(1,695,142)	(2,280,000)
Proceeds from sales of portfolio securities	24,747,561	2,664,011
Principal payments from portfolio securities	2,365,000	2,184,547
Sales (purchases) of restricted cash & temporary investments, net	28,066,810	(6,670,715)
Decrease in accounts receivable	1,864	—
Advances to portfolio companies	—	(123)

Net cash provided (used) by operating activities	57,274,600	(2,778,770)

Cash flows from financing activities:
Borrowings under margin account	96,992,047	240,888,503
Repayments under margin account	(124,982,249)	(176,897,555)
Advances from bank	3,034,044	3,965,000
Repayments to bank	(8,034,044)	(65,675,000)
Dividends paid	(2,287,194)	—
Repurchase of common stock	(2,555,667)	—
Payment of promissory note payable	(1,500,000)	—

Net cash provided (used) by financing activities	(39,333,063)	2,280,948

Net increase (decrease) in cash and cash equivalents	17,941,537	(497,822)

Cash and cash equivalents at beginning of period	386,879	516,678

Cash and cash equivalents at end of period	$18,328,416	$18,856

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

(Continued)

	2004	2003
Reconciliation of increase in net assets from operations to net cash provided by operating activities:
(Decrease) in net assets from operations	$(1,579,250)	$(11,659)
Adjustments to reconcile (decrease) in net assets from operations to net cash provided by operating activities:
Realized (gain) loss on sales of portfolio securities, net	4,415,904	7,801,775
Change in unrealized (appreciation) depreciation, net	275,085	(4,980,305)
Accrued interest and dividends exchanged for portfolio securities	(1,452,847)	(944,870)
(Increase) decrease in accrued interest receivable	2,175,032	(1,292,850)
Non-cash compensation expense	123,446	835,215
(Decrease) in accounts payable	(149,620)	(87,914)
Increase (decrease) in due to management company	(19,243)	4,118
Purchase of portfolio securities	(1,695,142)	(2,280,000)
Proceeds from sales of portfolio securities	24,747,561	2,664,011
Principal payments from portfolio securities	2,365,000	2,184,547
Sales (purchases) of restricted cash & temporary investments, net	28,066,810	(6,670,715)
Decrease in accounts receivable	1,864	—
Advances to portfolio companies	—	(123)

Net cash provided (used) by operating activities	$57,274,600	$(2,778,770)

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SUPPLEMENTAL INFORMATION – SELECTED PER SHARE DATA AND RATIOS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
Investment income	$0.82	$0.98
Expenses	0.34	0.53

Net investment income	0.48	0.45

Realized gain (loss) on sale of portfolio securities, net	(0.68)	(1.25)

Increase (decrease) in unrealized depreciation of portfolio securities, net	(0.04)	0.80

(Decrease) in net assets from operations	(0.24)	—

Capital Transactions:
Compensation expense (benefit)	(0.05)	0.13
Officer notes settlement	0.09	—
Common stock repurchases	0.16	—

Increase in net assets from capital transactions	0.20	0.13

Net increase (decrease) in net assets	(0.04)	0.13

Net assets at beginning of period	10.81	12.35

Net assets at end of period	$10.77	$12.48

Weighted average number of shares outstanding during period, in thousands	6,533	6,233

Market value, end of period	$8.19	$8.60

Ratio of expenses to average net assets	3.14%	4.27%

Ratio of net investment income to average net assets	4.47%	3.63%

Ratio of increase (decrease) in net assets from operations to average net assets	-2.19%	-0.02%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2004

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
(formerly Reliant Window Holdings, LLC)
Holds cash and escrowed receivables
- 32.25% membership interest		$—	$360,000

American Trenchless Technology, LLC	February 2001
Boring, tunneling and directional drilling
- 4,160 shares of common stock		1,324,694	—
- 50% membership interest in Glendale, LLC		300,000	—

The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
- Prime + 2% promissory note with a face amount of $398,383 (2)		—	—
- 15% promissory note (2)		459,546	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,410,000 shares of common stock (1)		1,471,800	15,200,000
- Warrants to buy 10,000 shares of common stock for $12.50 per share through June 2009		—	—

CMC Investments, LLC	December 2001
Holds cash
- 21% membership interest		525,000	65,000

ConGlobal Industries, Inc.	February 1997
(formerly Container Acquisition, Inc.)
Shipping container repair & storage
- Promissory note (1)(3)		2,664,242	680,000
- 24,397,303 shares of common stock		1,370,495	—
- 100% membership interest in CCI-ANI Finance, LLC (1)(3)		1,926,942	570,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2004

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		$3,936,644	$500,000

The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note (2)		1,000,000	—

ENGlobal, Inc. (AMEX: ENG)	December 2001
Engineering and consulting services
- 1,216,935 shares of common stock		711,304	1,254,696
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—

Equicom, Inc.	July 1997
Radio stations
- 8.81% promissory note (1)		1,038,342	1,038,342
- 10% promissory notes		3,806,730	1,416,658
- 657,611 shares of preferred stock		6,576,110	—
- 452,000 shares of common stock		141,250	—

Jones Industrial Services, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 shares of preferred stock		3,500,000	3,200,000
- Warrant to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 3,811,500 shares of preferred stock (1)(3)		3,811,500	4,150,000
- 350,000 shares of common stock		350,000	400,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2004

(Unaudited)

(Continued)

Portfolio Company	Initial Investment	Cost	Fair Value
Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 15% promissory notes (1)		$4,555,137	$4,555,137
- 22,355 shares of preferred stock (1)(3)		2,235,500	2,235,500
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	263,600
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	5,700
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	130,700

Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		2,850,000	5,000,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698

Sternhill Partners I, LP	March 2000
Venture capital fund
- 3% limited partnership interest		2,326,604	850,000

Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 1,000 shares of common stock		959,632	500,000

Vanguard VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		1,800,000	750,000

Total		$52,280,271	$44,429,031

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of September 30, 2004, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest, and they may be collected in the future.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2004

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs. In connection with the investments in American Trenchless Technology, LLC (“ATT”), Champion Window Holdings, Inc., The Drilltec Corporation, Jones Industrial Services, Inc. and Sovereign Business Forms, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities. The fair value of the Fund’s investment in ENGlobal, Inc. (“ENG”) includes a discount of $225,924 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at September 30, 2004.

As defined in the Investment Company Act of 1940, at September 30, 2004, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., ConGlobal Industries, Inc., The Drilltec Corporation, Equicom, Inc. (“Equicom”), PalletOne, Inc., Sovereign Business Forms, Inc., and Spectrum Management LLC.

Income was earned in the amount of $5,100,249 and $4,993,897 for the nine months ended September 30, 2004 and 2003, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $121,519 and $873,267 for the nine months ended September 30, 2004 and 2003, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”), ENG, Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 92% of the total value of the investments in portfolio companies at September 30, 2004.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2004

(Unaudited)

(Continued)

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane, PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at September 30, 2004:

Type of Securities	Cost	Fair Value	Percentage of Fair Value
Common Stock	$10,265,819	$17,854,696	40.2%
Secured and Subordinated Debt	14,827,695	8,993,835	20.2%
Preferred Stock	17,458,110	9,585,500	21.6%
Limited Liability Company Investments	5,601,942	5,995,000	13.5%
Options and Warrants	101	400,000	0.9%
Limited Partnership Investments	4,126,604	1,600,000	3.6%

Total	$52,280,271	$44,429,031	100.0%

The following is a summary by industry of the Fund’s investments as of September 30, 2004:

Industry	Fair Value	Percentage of Fair Value
Business Products and Services	$13,494,335	30.4%
Consumer Goods	500,000	1.1%
Engineering and Consulting Services	1,254,696	2.8%
Industrial Products and Services	3,200,000	7.2%
Media	2,455,000	5.5%
Residential Building Products	15,560,000	35.0%
Shipping Products and Services	5,800,000	13.1%
Turfgrass and Landscape Products	500,000	1.1%
Venture Funds and Other	1,665,000	3.8%

Total	$44,429,031	100.0%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

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

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The unaudited financial statements have been prepared consistent with the accounting policies reflected in the Fund’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2003 filed with the SEC and should be read in conjunction therewith. In management’s opinion, the unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

(2)	Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit – At September 30, 2004, the Fund had $18,328,416 in cash and cash equivalents, most of which was invested in money market accounts.

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

In May 2004, the Fund announced and began a program to utilize up to $3,000,000 of its cash to repurchase shares of its common stock in the open market on the New York Stock Exchange, subject to the restrictions of the Investment Company Act of 1940 and the Securities Exchange Act of 1934. At September 30, 2004, the Fund had repurchased 326,155 shares of common stock (of which 225,000 shares were purchased from a significant shareholder) for a total of $2,555,667. Since the shares were purchased at a discount to net asset value, these purchases added $0.16 to the net asset value per share as of September 30, 2004.

Effective March 15, 2004, the Fund entered into a $6,500,000 revolving line of credit loan with Frost National Bank. The new line of credit extends through March 31, 2005. The proceeds of the new line of credit were utilized to payoff the previous line of credit. The Fund had no balance outstanding under the line of credit at September 30, 2004.

The new loan is collateralized by the Fund’s investments in portfolio securities. The provisions of the new revolver include a borrowing base which cannot exceed 10% of the total value of eligible portfolio securities, as defined. As of November 13, 2004, the Fund’s availability under the revolving line of credit is approximately $4 million.

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

Under certain circumstances, the Fund may be called on to make follow-on investments in certain Portfolio Companies. As of September 30, 2004, the Fund has committed to invest up to an additional $1.4 million in the two venture capital funds.

At September 30, 2003, the Fund had $11 million outstanding on its line of credit and was being charged interest at a rate of 8.00%. The average daily balances outstanding on the Fund’s line of credit during the nine months ended September 30, 2004, and 2003 were $1,810,619 and $10,994,432, respectively. During the nine months ended September 30, 2004 and 2003, the amount of interest and loan fees paid in cash were $295,081 and $732,214, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments - Because of the nature and size of its portfolio investments, the Fund periodically borrows money utilizing a margin account with a securities brokerage firm to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. As of September 30, 2004 and 2003, the Fund borrowed $23,993,887 and $63,990,948, respectively. The Fund collateralized such borrowings with restricted cash and temporary investments of $24,628,392 and $58,000,000, at September 30, 2004 and 2003, respectively. The temporary qualifying investments were sold, and the total amount borrowed was repaid in October 2004 and 2003, respectively. The Management Company believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund and the Fund’s shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to stockholders would be subject to income tax as ordinary dividends.

(3)	Significant Accounting Policies

Valuation of Investments – Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States of America and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below:

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $44,429,031 (including $1,254,696 in publicly-traded securities) and $78,769,052 (including $5,095,306 in publicly-traded securities) at September 30, 2004 and December 31, 2003, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables - Upon the sale of securities of certain portfolio companies, the Fund and other sellers were required to place a portion of the proceeds into escrow to secure representations and warranties made to the buyers. If no claims are made against the escrowed amounts, the Fund could receive up to approximately $3.5 million in additional sales proceeds over the next three years ending in 2007. The Fund has recorded these escrowed amounts at their estimated recovery value of $2,468,719 at September 30, 2004.

The Fund’s management regularly analyzes and reviews the reasonableness of the discount of approximately $1 million recorded against the escrowed amounts. If adjustments are required, the discount may be adjusted on a quarterly basis. At September 30, 2004, the escrow receivable was increased by $65,719. This amount was recorded as additional capital gains.

Cash Flows - For purposes of the Statements of Cash Flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. The Fund includes its investing activities within cash flows from operations.

Stock-Based Compensation – The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25. Had the Fund accounted for the options using the fair value method under SFAS 123, the increase (decrease) in net assets from operations for the nine months ended September 30, 2004 and 2003, respectively, would have been:

	2004	2003
(Decrease) in net assets from operations, as reported	$(1,579,250)	$(11,659)

Stock-based employee compensation expense included in net investment income	123,446	835,215

Stock-based employee compensation expense determined using fair value method	(37,256)	(53,909)

Pro forma increase (decrease) in net assets from operations	$(1,493,060)	$769,647

Net increase (decrease) in net assets from operations per share
Basic, as reported	$(0.24)	$—

Basic, pro-forma	$(0.24)	$—

Diluted, as reported	$(0.23)	$0.12

Diluted, pro-forma	$(0.23)	$0.12

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

The Fund has entered into a management agreement with the Management Company. Pursuant to such agreement, the Management Company performs certain services, including management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services. The accompanying Statements of Operations include $37,500 related to such services for each of the nine months ended September 30, 2004 and 2003. The management fees paid by the Fund represent the Management Company’s primary source of revenue and support. The Management Company, whose principal officers are also officers of the Fund, is controlled by a privately-owned corporation.

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

The Fund was required to make a distribution for 2003 under income tax regulations. As of December 31, 2003, the Fund had a capital loss carryforward of $8,181,597, which may be used to offset future taxable capital gains. If not utilized, the loss carryforward will expire beginning in 2007.

(6)	Dividends

The Fund declared no dividends during the nine months ended September 30, 2004 and 2003. On January 16, 2004, the Fund paid $2,287,194 in cash for a dividend which had been declared in the fourth quarter of 2003.

(7)	Portfolio Securities

During the nine months ended September 30, 2004, the Fund made follow-on investments of $5,917,549 in five companies and two venture funds, including $351,729 in accrued interest and dividends received in the form of additional portfolio securities and $3,870,679 recorded as the cost of securities received in exchange for securities previously held in acquired or merged companies. In addition, the Fund realized a net capital loss of $4,415,904 during the nine months ended September 30, 2004.

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

Under the Stock Incentive Plan, options to purchase 1,019,500 and 1,105,500 shares of the Fund’s common stock with a weighted average exercise price of $8.48 and $8.41 per share were outstanding at September 30, 2004 and 2003, respectively. Of these options, 832,110 and 752,938 options, with a weighted average exercise price of $8.65 and $8.75 were exercisable at September 30, 2004 and 2003, respectively. Of the outstanding options at September 30, 2004, 962,300 have exercise prices ranging from $7.43 to $9.03 and the remaining options have exercise prices ranging from $14.15 to $24.95. These options expire in November 2007 through May 2014.

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

On December 24, 2003, options to purchase 40,000 shares at $7.85 per share were issued to the Fund’s chief financial officer. On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. These options included dividend equivalent rights. Because of these rights, the options are accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation expense (benefit) of $123,446 during the nine months ended September 30, 2004. The fund has recorded an accrued liability of $425,848 related to the non-cash compensation, equivalent to the value of the options at September 30, 2004.

Dividend equivalent rights represent the right of the officers of the Fund to receive a credit against the option exercise price for the amount of any dividends paid by the Fund during the option period. In January 2002, the Fund filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC, to permit the Fund to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. During its review of such application, the SEC staff advised the Fund that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. The

Fund subsequently withdrew the exemptive application in June 2004. Accordingly, the Fund may be required to obtain a new exemptive order from the SEC permitting the Fund to issue dividend equivalent rights. Based on the ongoing discussion with the SEC, the Fund has not recorded any associated compensation expense for the 2003 dividend applicable to dividend equivalent rights. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $650,000, with an offsetting credit to additional paid in capital, would have been recognized under variable plan accounting in the fourth quarter of 2003. Such recognition of the non-cash compensation expense would not have changed the Fund’s reported net assets.

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

During its review of the exemptive application discussed above, the SEC staff raised certain issues with respect to the manner in which the officer notes were settled in 2001 (the “loan transactions”). In November 2003, the Fund’s board of directors appointed a special committee to address the SEC staff’s issues and retained Dechert LLP as independent legal counsel to the special committee of the board with respect to the issues raised by the SEC. The Fund has responded to the staff’s questions and supplied additional information, and the special committee and counsel met personally with the SEC staff. In September 2004, the independent directors of the Fund unanimously approved a proposal to resolve the issues surrounding the loan transactions by unwinding the loan transactions and attempting to place the Fund in the position it would have been in had the loan transactions never taken place. The proposal communicated to the officers and former officers of the Fund provided that the Fund would formally release each of the Fund’s officers and former officers from any and all claims that the Fund might have with respect to the loan transactions, in exchange for repayment of the balance of benefits received as a result of the loan transactions. The aggregate amount requested from individual current and former officers under the proposal is approximately $863,000. The amount of $602,210 has been recorded as a receivable at September 30, 2004. On November 12, 2004, the Fund issued releases to three current officers of the Fund in consideration of their payment to the Fund of an aggregate of $602,210 in cash.

If all outstanding options for which the average market price exceeds the exercise price at September 30, 2004 and December 31, 2003, had been exercised, the fund’s net asset value would have been reduced by $0.01 and $0.06 per share, respectively, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. If the Fund did not use the proceeds to repurchase shares, the net asset value would have been reduced by $0.40 and $0.39 per share, respectively.

(9)	Subsequent Events

On October 1, 2004, the Fund sold U.S. Treasury bills for $24,000,000 and repaid the margin loan.

The Fund may repurchase its shares, subject to the restrictions of the Investment Company Act of 1940 and the Securities Exchange Act of 1934. During October and November 2004, the Fund repurchased 55,545 shares of its common stock in the open market for $453,125 at an average discount of approximately 25% from net asset value. This completes the Fund’s previously announced $3 million stock repurchase program.

Subsequent to September 30, 2004, approximately $8 million of the Fund’s cash was invested in 6 month and 9 month government securities to obtain a higher interest rate.

On November 12, 2004, the Fund issued releases related to the loan transactions to the current officers of the Fund in consideration of their payment to the Fund of an aggregate of $602,210 in cash (see footnote 8).

In November 2004, the Fund declared a net investment income dividend for 2004 of $0.57 per share. The dividend is payable to the shareholders of record on December 8, 2004. The dividend will be paid by the issuance of additional shares of common stock, unless shareholders request payment by cash, by specific election. Payment of the dividend is expected to occur in January 2005.

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

We had investments in fourteen Portfolio Companies and two venture capital funds at September 30, 2004. We did not make any new investments during the nine months ended September 30, 2004 or 2003.

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

We have distributed to our stockholders any net taxable investment income or realized capital gains on an annual basis. We declared a dividend of $0.72 per share in 2003, including $0.57 per share in qualifying dividend income and $0.15 per share as a return of capital. We did not declare a dividend for the nine months ended September 30, 2004.

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

In May through September of 2004, the Fund repurchased 326,155 shares (of which 225,000 shares were sold by a significant shareholder) of its common stock for $2,555,667, pursuant to a plan to spend up to $3,000,000 to repurchase our common stock in the open market. The 326,155 shares were repurchased at an average discount rate of approximately 27% from net asset value, and the effect of these transactions added approximately $0.16 per share to the net asset value of our outstanding shares. Subsequent to quarter end, the Fund’s previously announced $3 million stock repurchase program was completed.

In August 2004, the Board of Directors appointed Harry O. Nicodemus IV as Chief Compliance Officer of the Fund. In October 2004, the Board met with the Chief Compliance Officer and reviewed the Fund’s Compliance program. The Chief Compliance Officer provides the Board access to a single person with overall compliance responsibility who answers directly to the Board.

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

Federal Income Taxes – We intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company (“RIC”) and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. As of December 31, 2003, we had a capital loss carryforward of approximately $8,181,600, which may be used to offset future taxable capital gains. We borrow money from time to time to maintain our tax status as a RIC.

Liquidity and Capital Resources

At September 30, 2004, we had $18,328,416 in cash and cash equivalents, most of which was invested in money market accounts. Such cash may be used to pay operating expenses, for new and follow-on investments in portfolio securities, to pay dividends to our shareholders or to repurchase shares of our common stock. We had $44,429,031 of our total assets of $92,538,951 invested in portfolio securities of fourteen operating companies and two venture capital funds. $23,993,887 of our remaining assets were invested in U.S. Treasury bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. These securities were held by a securities brokerage firm and were pledged along with cash and other securities to secure the payment of the margin account balance.

Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with Frost National Bank. The new line of credit extends through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. As of November 15, 2004, there is no amount outstanding under the new line of credit and the availability of such line is approximately $4 million at such date.

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

On September 24, 2004, the Fund bought secured senior notes payable of Equicom, Inc. for $1,038,342 from CIT.

In the fourth quarter of 2003, we declared a dividend of $0.72 per share, of which $0.15 was considered a return of capital. We paid $2,287,194 in cash for this dividend in January, 2004, and issued 286,540 shares of common stock at $7.919 per share effective December 31, 2003.

Under certain circumstances, we may be called on to make follow-on investments in certain Portfolio Companies. As of September 30, 2004, we have committed to invest up to an additional $1.4 million in the two venture capital funds.

Net cash provided by operating activities was $ 57,274,600 and $2,778,770 for the nine months ended September 30, 2004 and 2003, respectively. Approximately $9 million in estimated value of our investments are in the form of notes receivable from Portfolio Companies. However, we are currently receiving cash interest on notes which aggregate $5.9 million in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments to maintain our tax status as a RIC. During the nine months ended September 30, 2004 and 2003, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $409,270 and $504,600 for the three months ended September 30, 2004 and 2003, respectively. Net investment income after all expenses amounted to $3,111,738 and $2,809,811 for the nine months ended September 30, 2004 and 2003, respectively. Total income from portfolio securities was $449,773 and $890,438 for the three months ended September 30, 2004 and 2003, respectively. Total income from portfolio securities was $5,221,768 for the nine months ended September 30, 2004 and $6,111,784 for the comparable period in 2003. The decrease was primarily due to a reduction in the aggregate principal amount of notes receivable from portfolio companies because of principal payments received and realized losses.

The Fund pays the Management Company management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. For the three months ended September 30, 2004 and 2003, the fees were $338,451 and $388,998, respectively. Such fees amounted to $1,039,682 and $1,172,324 during the nine months ended September 30, 2004 and 2003, respectively. The decreases in management fees were due to a decrease in net assets between the two periods.

Professional fees increased by $59,986 and $210,058 for the three and nine months ended September 30, 2004 over the comparable periods for 2003. These increases are primarily due to the legal fees incurred in connection with the refinancing of our line of credit and in responding to the SEC’s questions regarding the manner in which the officer option notes were settled during 2001.

Interest expense decreased by $213,068 and $472,703 for the three and nine months ended September 30, 2004 from the same periods in 2003 due to the payoff of the revolving line of credit. Excise taxes estimated at $36,832 which were expensed in the second quarter of 2003 were reversed in the third quarter of 2004, as it was determined the previous accrual was not needed. In addition, franchise taxes increased $58,816 in the first nine months of 2004 over 2003, primarily due to increases in Texas franchise taxes because a larger percentage of income was from Texas-based companies.

Generally accepted accounting principles require that certain options issued by the Fund be accounted for using variable plan accounting. Such accounting resulted in non-cash compensation expense decreases of $228,874 and $711,769 for the three and nine months ended September 30, 2004 compared to the same periods in 2003. Fluctuation in the recorded expenses are a result of fluctuations in the market price of our stock.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2004, the Fund realized net capital losses of $4,415,904. We sold a portion of our preferred stock in Container Acquisition, Inc., and exchanged the balance of our preferred stock and all of our warrants for the common stock of ConGlobal Industries, Inc., realizing a capital loss of $7,832,017. We exchanged our note from Container Acquisition, Inc. for a new note from ConGlobal Industries, Inc. and realized a capital loss of $1,028,343 on the note exchange. We sold 1,154,316 shares of ENGlobal, Inc. (“ENG”) common stock, realizing a capital loss of $119,803. We exchanged our investment in Turfgrass America, Inc. (“TAI”) for an investment in a new entity that acquired the assets and business of TAI, realizing a capital loss of $6,049,696. We sold our interests in Alenco and Strategic Materials, and received a cash distribution from AWHLLC, realizing capital gains of $10,438,432. In addition, we had other capital gains of $172,003 and realized a short term capital gain of $3,520 on our U.S. Treasury bills.

During the nine months ended September 30, 2003, the Fund realized net capital losses of $8,081,347 from the sale of securities of seven Portfolio Companies. The Fund received $197,986 for its remaining investment in Milam Enterprises, LLC, realizing a capital gain of $196,075. The Fund received $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of our 15% promissory note, realizing a capital gain of $551,850 relating to the unamortized original issue discount. The Fund received $500,000 for its investment in FS Strategies, Inc., realizing a capital loss of $8,758,667. Also, the Fund sold 8,863 shares of Weatherford International common stock for $353,409, realizing a capital loss of $160,202. The Fund received $3,452 from ENGlobal Corporation in payment for 3,596 shares of common stock, realizing a capital gain of $1,350. On September 30,2003, the Fund received $690,000 from the liquidation of GCS RE, Inc., realizing a capital gain of $369,076. The Fund also realized a short-term capital loss of $1,258 from the purchase and sale of U.S. Treasury bills during 2003.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $275,084 during the nine months ended September 30, 2004 from $7,576,155 to $7,851,239. Such increase in unrealized depreciation is due to the sale of Alenco and Strategic Materials, which transferred $10,039,384 of unrealized appreciation at December 31, 2003, to realized gains at September 30, 2004, offset by the transfer of $11,924,235 in unrealized depreciation to realized capital losses from the exchange of assets at Turfgrass America, Inc. and ConGlobal Industries, Inc. The Fund had additional decreases in unrealized depreciation which resulted from increases in the estimated fair value of five of our Portfolio Companies aggregating $3,913,407, which was offset partially by the $3,525,000 recapitalization dividend declared by Champion Window Holdings, Inc. in March 2004 which increased unrealized depreciation. The Fund had additional increases in unrealized depreciation which resulted from decreases in the estimated fair value of four of our Portfolio Companies aggregating $2,573,342.

Net unrealized depreciation on investments decreased by $4,980,305 during the nine months ended September 30, 2003 from $5,417,014 to $436,709. Such change resulted from increases in the estimated fair value of eight of our Portfolio Companies aggregating $7,395,883, decreases in the estimated fair value of eleven of the Fund’s Portfolio Companies aggregating $11,547,082 and the transfer of $9,131,504 in net unrealized depreciation to net capital loss from the sale or disposition of investments in three of the Fund’s Portfolio Companies. The decrease in the estimated fair value of the Portfolio Companies was partially a result of the dividend declared by Champion Window Holdings, Inc. in June 2003, from which the Fund received $3,500,000 in cash.

Dividends

We declared no dividends for the nine months ended September 30, 2004 and 2003. On January 16, 2004, we paid cash of $2,287,194 for dividends declared in the fourth quarter of 2003.

Portfolio Investments

During the nine months ended September 30, 2004, the Fund made follow-on investments of $5,917,549 in five companies and two venture funds, including $351,729 in accrued interest and dividends received in the form of additional portfolio securities and $3,870,679 recorded as the cost of securities received in exchange for securities previously held in acquired or merged companies. In addition, the Fund realized a net capital loss of $4,415,904 during the nine months ended September 30, 2004.

For the nine months ended September 30, 2004, we received an additional 1443 shares of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends with a cost basis of $144,300. In addition, Sovereign elected to convert $207,428 of accrued interest into the balance of the 15% promissory notes due to us.

On January 12, 2004, we advanced $75,000 to Equicom pursuant to a 10% promissory note, thereby reducing the guarantee commitment to Equicom’s lender by a like amount.

In February and May, 2004, ENG made two principal payments of $110,000 each (total of $220,000) on its 9.5% promissory note, reducing the note balance to $2,120,000. This note was paid off in its entirety on July 28, 2004.

On February 24, 2004, we exercised warrants to acquire 10,000 shares of common stock in Champion Window Holdings, Inc. for $71,800.

On March 3, 2004, we invested an additional $300,000 in Vanguard VII, L.P. pursuant to a $3,000,000 commitment made in June 2000. $1,800,000 of such commitment has been funded through September 30, 2004.

On March 16, 2004, we exchanged our investment in TAI, including accrued interest, notes receivable and preferred stock with costs aggregating $6,999,328, for an interest in a newly formed company which acquired substantially all of the assets of TAI. The newly formed company is controlled by a new investor. Our investment in the newly formed company has a cost basis of $959,632 and we recorded a realized loss of $6,049,696 in conjunction with this transaction.

On June 8, 2004, we invested an additional $150,000 in Sternhill Partners I, L.P., pursuant to a $2,550,000 commitment made in March 2000. $2,355,000 of such commitment has been funded through September 30, 2004.

On July 28, 2004, the Fund received $2,159,176 from ENG, as payment in full of its outstanding 9.5% promissory note. The promissory note had a face value of $2,120,000 and the remaining $39,176 was for accrued interest.

On September 3, 2004, Container Acquisition, Inc. and Global Intermodal Systems completed a merger, with the surviving entity changing its name to ConGlobal Industries, Inc. The Fund sold a portion of its former investment in preferred stock and exchanged the balance for 23,027,303 shares of common stock at a cost of $495. The Fund also exchanged its former note receivable for certain assets and a new note with a face value of $3,265,762 (which is reduced by $516,555 original issue discount). The Fund also acquired additional member’s interest in CCI-ANI Finance, LLC, for $355,942, of which only $50,000 was paid in cash. These transactions resulted in recorded realized capital losses of $8,860,360.

On September 24, 2004, the Fund purchased all of the secured senior debt of Equicom from its lender for $1,038,342 in cash.

Subsequent Events

On October 1, 2004, we sold U.S. Treasury bills for $24,000,000 and repaid our margin loan.

Subsequent to September 30, the Fund repurchased 55,545 shares of its common stock in the open market for $453,125 at an average discount of approximately 25% from net asset value. This completes the Fund’s previously announced $3 million stock repurchase program.

Subsequent to September 30, approximately $8 million in cash was invested in 6 month and 9 month government securities to obtain a higher interest rate.

On November 12, 2004, the Fund issued releases related to the loan transactions to the current officers of the Fund in consideration of their payment to the Fund of an aggregate of $602,210 in cash (see footnote 8).

In November 2004, the Fund declared a net investment income dividend for 2004 of $0.57 per share. The dividend is payable to the shareholders of record on December 8, 2004. The dividend will be paid by the issuance of additional shares of common stock, unless shareholders request payment by cash, by specific election. Payment of the dividend is expected to occur in January 2005.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Fund is subject to financial market risks, including changes in interest rates with respect to investments in debt securities and outstanding debt payable, as well as changes in marketable equity security prices. We do not use derivative financial instruments to mitigate any of these risks. The return on investments is generally not affected by foreign currency fluctuations.

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

Borrowings under lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under our lines of credit for the nine months ended September 30, 2004 and 2003, respectively, of approximately $1,810,619 and $10,994,432, a change of one percent in the interest rate would have caused a change in interest expense of approximately $14,000 and $82,000. This change would have resulted in a change of $0.002 and $0.013 in the net asset value per share at September 30, 2004 and 2003, respectively. We did not enter into our credit facility for trading purposes and the line of credit carries interest at a pre-agreed upon percentage point spread from the prime rate. We obtained a new line of credit effective March 15, 2004, which expires on March 31, 2005, and is currently unutilized.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. At September 30, 2004, we had investments in 14 Portfolio Companies and two venture capital funds. The value of one of our investments, in a business which manufactures residential windows primarily for new construction, was 22% of our net asset value and 34% of our investments in Portfolio Company securities (at fair value) at September 30, 2004. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single Portfolio Company will affect our net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Avg Price Paid Per Share	Shares Purchased as Part of a Publicly Announced Plan	Dollar Value of Shares that may yet be purchased under plan (1)
Jan 1 - Apr 30	—	—	—	—
May 1 - May 31	7,305	$7.66	7,305	$2,944,016
Jun 1 - Jun 30	66,800	$7.76	66,800	$2,425,796
Jul 1 - Jul 31	126,400	$7.79	126,400	$1,440,707
Aug 1 - Aug 31	3,850	$7.60	3,850	$1,411,461
Sept 1 - Sept 30	121,800	$7.94	121,800	$444,333

Total	326,155	$7.84	326,155	$444,333

(1)	On May 24, 2004, the Fund announced that the Board of Directors had authorized the purchase of up to $3 million of the Fund’s common stock through open market transactions.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.	Form of Quarterly Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

  (1) Certification by Chairman and Chief Executive Officer

  (2) Certification by Chief Financial Officer

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (1) Certification by Chairman and Chief Executive Officer

  (2) Certification by Chief Financial Officer

(b)	Reports on Form 8-K

On August 11, 2004, we filed a Current Report on Form 8-K, which reported on Item 12, Results of Operation and Financial Condition, and included a press release announcing our financial results for the quarter ended June 30, 2004.

On September 16, 2004, we filed a Current Report on Form 8-K, which reported on Item 12, Results of Operation and Financial Condition, and included a press release announcing the merger of Container-Care International, one of our portfolio companies, with Global Intermodal Systems.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: November 15, 2004	EQUUS II INCORPORATED

/s/ Harry O. Nicodemus IV
Harry O. Nicodemus IV
Chief Financial Officer