Form 10-K
period 2004-12-31
EQUUS II INC
filed 2005-03-28
CIK 878932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 2004

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $44,825,139 computed on the basis of $7.72 per share, closing price of the common stock on the New York Stock Exchange on June 30, 2004. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 6,506,692 shares of the registrant’s common stock, $.001 par value, outstanding as of March 28, 2005. The net asset value of a share at December 31, 2004 was $10.54.

Documents incorporated by reference: Portions of the Proxy Statement for 2005 Annual Meeting of Stockholders is incorporated by reference in Part II and III.

i

PART I

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

The Management Company, its officers and directors and the officers of the Fund are collectively referred to herein as “Management.” Our principal office is located at 2727 Allen Parkway, 13th Floor, Houston, Texas, 77019, and the telephone number is (713) 529-0900.

Investment Practices

Approximately 71% of our net assets are invested in securities of Portfolio Companies and other entities. Substantially all amounts not invested in securities of Portfolio Companies are invested in short-term, highly liquid investments consisting of U.S. Treasury Bills, interest-bearing bank accounts, certificates of deposit or other short-term, highly liquid investments providing, in the opinion of the Management Company, appropriate safety of principal.

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

We attempt to reduce certain of the risks inherent in private equity-oriented investments by investing in a portfolio of companies involved in different industries. We limit our initial investment (whether in the form of equity or debt securities, commitments to purchase securities or debt guaranties) in any portfolio company to no more than 15% of the Fund’s net assets at the date of initial investment. However, our investment in a particular portfolio company may exceed these initial investment limitations due to follow-on investments, as discussed below, or due to increases in the value of such investments. At December 31, 2004, we had approximately 22% of our net assets invested in one company.

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

Current Portfolio Companies

For a description of our current portfolio company investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Temporary Investments

Pending investment in portfolio companies, we invest our available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, “Temporary Investments”).

Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody’s Investor Services, Inc. or Standard & Poor’s Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether the Fund has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See “Regulation” below. At December 31, 2004, the Fund had approximately $18,800,000 in Temporary Investments and cash or approximately 27% of our net assets.

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

We have committed, under certain circumstances, to make additional capital contributions to two venture capital funds and follow-on investments in certain portfolio companies. See further discussion of this in the “Liquidity and Capital Resources” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Valuation

On a quarterly basis, the Management Company performs a valuation of our investments, subject to the approval of our Board of Directors. Valuations of portfolio securities are done in accordance with accounting principles generally accepted in the United States of America and the financial reporting policies of the Securities and Exchange Commission (the “SEC”).

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

Factors that May Affect Future Results, the Market Price of Common Stock, and the Accuracy of Forward-Looking Statements

In the normal course of our business, in an effort to keep our stockholders and the public informed about our operations and portfolio of investments, we may issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Fund or Portfolio Companies in which it invests, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Fund, or projections involving anticipated purchases or sales of securities or other aspects of the Fund’s operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Fund’s operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Fund, and any one of which, or a combination of which, could materially affect the results of the Fund’s operations or net asset value, the market price of its common stock, and whether forward-looking statements made by the Fund ultimately prove to be accurate.

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

The value of the Fund’s investments in securities for which market quotations are not available is determined as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined quarterly by management. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our estimate of fair value may materially differ from the fair value that would have been used had a ready market existed for the securities. Appraisal valuations are based on a portfolio company’s historical performance and certain assumptions concerning the company’s future performance, the financial markets, and general economic conditions. A portfolio company’s failure to achieve its business plan, changes in financial and other markets, or changes in general economic conditions could result in significant and rapid changes in the value of a portfolio company. At December 31, 2004, only one of our portfolio companies had securities for which market quotations were readily available. However, because our holdings of shares in such company substantially exceed the average daily trading volume, we have recorded a discount from market value on our shares. Such discount may or may not reflect the actual price we could receive on the sale of such securities. See “Valuation.”

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

Non-Diversified Status; Number of Investments. The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. We do not initially invest more than 15% of the value of our net assets in a single portfolio company. However, follow-on investments, disproportionate increases or decreases in the value of certain portfolio companies or the sale of investments may result in greater than 15% of our net assets being invested in a single portfolio company. At December 31, 2004, we had investments in sixteen entities, including twelve Portfolio Companies, two venture capital funds and two entities awaiting liquidation. The value of one investment exceeded 22% of the value of our net assets. This investment is a business which manufactures residential windows, primarily for new construction. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect our net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

Lack of Liquidity of Portfolio Investments. Our portfolio investments consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in “private placement” transactions or because we are deemed to be an affiliate of the issuer. Generally, we will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933 and applicable state securities law, unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict our ability to liquidate our securities in Portfolio Companies, since in many cases the securities of such companies will be privately held and we may own a relatively large percentage of the issuer’s outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers. The above limitations on liquidity of our securities could preclude or delay any disposition of such securities, which may reduce the amount of proceeds that might otherwise be realized.

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

The costs of borrowing money may exceed the income from the portfolio securities we purchased with the borrowed money. The Fund will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Fund (including any interest paid on the money borrowed). A decline in net asset value could affect our ability to make distributions on our common stock. Our failure to distribute a sufficient portion of our net investment income and net realized capital gains could result in a loss of pass-through tax status or subject us to a 4% excise tax. See “Loss of Conduit Tax Treatment.” If the asset coverage for debt securities issued by the Fund declines to less than 200% (as a result of market fluctuations or otherwise), we may be required to sell a portion of our investments when it may be disadvantageous to do so.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 in the “Notes to the Financial Statements” for further discussion of the current status of our borrowings and liquidity.

Need for Follow-on Investments in Portfolio Companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company, or may have the opportunity to increase our investment in such company by the exercise of a warrant to purchase common stock. There is no assurance that we will make, or have sufficient funds to make, follow-on investments. Any decision by us not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation, and may dilute our equity interest in or reduce the expected yield on our investment.

Loss of Conduit Tax Treatment. The Fund may cease to qualify for conduit tax treatment if it is unable to comply with the diversification and gross income requirements of Subchapter M of the Internal Revenue Code. Subchapter M requires that at the end of each quarter (i) at least 50% of the value of our assets must consist of cash, government securities and other securities of any one issuer that do not represent more than 5% of the value of our total assets and 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of our assets may be invested in the securities of any one issuer (other than United States government securities), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses. Additionally, at least 90% of our gross income must be derived from interest, dividends, gains from sale of portfolio securities and other qualifying sources. As discussed in “Borrowings,” we have historically borrowed funds necessary to make qualifying investments to satisfy the foregoing diversification requirements. If we fail to satisfy such diversification requirements and cease to qualify for conduit tax treatment, we will be subject to income tax on our income and gains and stockholders will be subject to income tax on distributions. We may also cease to qualify for conduit tax treatment, or be subject to a 4% excise tax, if we fail to distribute a sufficient portion of our net investment income and net realized capital gains. Management believes that we have met the Subchapter M requirements to be taxed as a RIC and we intend to be taxed as such for 2004.

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

Regulation

The Investment Advisers Act generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provides for compensation to the investment adviser on the basis of a share of capital gains or capital appreciation of the portfolio investments or any portion of the funds of the investment company or pursuant to a stock option plan. The Investment Advisers Act, however, permits the payment of compensation based on capital gains or the issuance of incentive stock options to management in an investment advisory contract between an investment adviser and a business development company. The Fund has elected to be treated as a business development company under the Investment Company Act. We have provided for incentive compensation to our officers based on an incentive stock option plan established and approved by our stockholders in 1997.

We may not withdraw our election to be treated as a business development company without first obtaining the approval of a majority in interest of our stockholders. The following brief description of the Investment Company Act is qualified in its entirety by reference to the full text of the Investment Company Act and the rules thereunder.

A business development company must be operated for the purpose of investing in the securities of certain present and former “eligible portfolio companies” or certain bankrupt or insolvent companies and must make available significant managerial assistance to portfolio companies. An eligible portfolio company generally is a company that (1) is organized under the laws of, and has its principal place of business in, any state or states, (2) is not an investment company and (3)(a) does not have a class of marginable securities, (b) is actively controlled by the business development company acting either alone or as part of a group acting together and an affiliate of the business development company is a member of the portfolio company’s board of directors or (c) meets such other criteria as may be established by the SEC. Control is presumed to exist where the business development company owns more than 25% of the outstanding voting securities of a portfolio company.

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

The Management Agreement will continue in effect until May 9, 2005, and from year-to–year thereafter provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund or (ii) a majority of the directors who are not “interested persons” of the Fund, at a meeting called for the purpose of voting on such approval.

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

Pursuant to the Equus II Incorporated 1997 Stock Incentive Plan (“Stock Incentive Plan”), the Fund may issue options to our officers, all of whom are employed by the Management Company, and our directors, in an aggregate amount of up to 20% of our outstanding shares of common stock. Options are issued to our officers at the discretion of the compensation committee in accordance with the Stock Incentive Plan.

In November 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to our officers. These options included dividend equivalent rights. Dividend equivalent rights represent the right of our officers to receive a credit against the option exercise price for the amount of any dividends paid by us during the option period. In January 2002, we filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC to permit us to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. During its review of such application, the SEC staff advised us that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. Based on the ongoing discussion with the SEC, no dividends have been credited to the options and we have not recorded any associated compensation expense for the 2004 or 2003 dividends applicable to dividend equivalent rights.

On September 30, 1999, options to purchase 719,794 shares of common stock of the Fund were exercised by six officers of the Fund for $15.45 per share. Pursuant to the terms of the options, the Stock Incentive Plan, and the Investment Company Act, the Fund loaned the officers the exercise price of $11,124,086 and the officers issued promissory notes, which were secured by the 719,794 shares, to the Fund. In 2001, the Fund agreed to cancel the remaining principal balance and accrued interest on the promissory notes aggregating $11,040,849 in consideration of the officers surrendering to the Fund 844,133 shares of common stock (the shares originally issued and certain shares received as dividends). Pursuant to the terms of the notes, the cancellation of the principal and accrued interest on the notes was based on the net asset value of the shares at date of surrender. The officers retained 71,235 shares of common stock following the cancellation of the notes.

During its review of the exemptive application filed by the Fund in connection with the granting of the dividend equivalent rights as part of the Stock Incentive Plan, the SEC staff raised certain issues with respect to the valuation of the shares held as collateral and the manner in which the notes were settled in 2001. In November 2003, the Fund’s board of directors appointed a special committee of independent directors (Robert L. Knauss, Gary R. Petersen, and Gregory J. Flanagan) to address the SEC staff’s issues and retained Dechert LLP as independent legal counsel to the special committee of the board with respect to the issues raised by the SEC. The Fund responded to the staff’s questions and supplied additional information, and the special committee and counsel met personally with the SEC staff.

In September 2004, the independent directors of the Fund unanimously approved a proposal to resolve the issues surrounding the loan transactions by unwinding the loan transactions and attempting to place the Fund in the position it would have been in had the loan transactions never taken place. In exchange for repayment of the balance of benefits received as a result of the loan transactions, the Fund agreed to formally release each of the Fund’s officers and former officers from any and all claims that the Fund might have with respect to the loan transactions. The aggregate amount requested from individual current and former officers under the proposal was approximately $863,000, the value of the 71,235 shares retained by the officers plus any dividends received and retained on any of the shares while they were outstanding. In November and December 2004 the Fund issued releases to three officers and one former officer in consideration of their payment to the Fund of an aggregate of $629,785 in cash. Also in December 2004, the Fund, upon recommendation of the special committee and receipt of a fairness opinion, agreed to accept the return of options to purchase 198,000 shares of the Fund’s common stock at $7.69 per share from a second former officer in lieu of a cash payment of $186,574 in exchange for a similar release. In March 2005, the Fund issued a release to one additional former officer in consideration of his payment to the Fund of $23,475.

Item 2. Properties.

We do not have any direct interest in any physical properties.

Item 3. Legal Proceedings.

The Fund, our affiliates, and certain of our portfolio companies are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect our net asset value or the fair value of our portfolio investments.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange under the symbol “EQS”. We had approximately 6,100 stockholders at December 31, 2004, 1,124 of which were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. At December 31, 2004, our net asset value was $10.54 per share of our common stock ($10.52 per diluted share).

The following table reflects the high and low sales prices per share of our common stock on the New York Stock Exchange for the two years ended December 31, 2004, by quarter:

Quarter Ended	High	Low
March 31, 2003	$7.00	$6.50
June 30, 2003	$8.84	$6.87
September 30, 2003	$8.94	$7.96
December 31, 2003	$8.65	$7.79
March 31, 2004	$8.71	$7.79
June 30, 2004	$7.92	$7.25
September 30, 2004	$8.20	$7.32
December 31, 2004	$8.45	$7.43

As a regulated investment company under Subchapter M of the Internal Revenue Code, we are required to distribute to our stockholders, in a timely manner, at least 90% of our taxable net investment income each year. If we do not distribute, in a timely manner, 98% of our taxable net capital gains and 98% of our taxable net investment income each year (as well as any portion of the respective 2% balances not distributed in the previous year), we will be subject to a 4% non-deductible federal excise tax on certain undistributed income of regulated investment companies. Under the Investment Company Act, we are not permitted to pay dividends to stockholders unless we meet certain asset coverage requirements. If taxable net investment income is retained, we will be subject to federal income and excise taxes. We reserve the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and our stockholders will be able to claim their proportionate share of the federal income taxes paid by us on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

Historically, we have distributed net investment income and net taxable realized gains from the sale of portfolio investments at least annually. We declared a net investment income dividend of $3,560,205 ($0.57 per share) during 2004. The 2004 dividend was paid in additional shares of common stock or in cash by specific election made by each stockholder. We paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share in January 2005, in connection with such dividend. The Fund also declared dividends of $4,556,772 ($0.72 per share) during 2003.

We invest in companies that we believe have a high potential for capital appreciation, and we intend to realize the majority of our profits upon the sale of our investments in Portfolio Companies. Consequently, most of the companies in which we invest do not have established policies of paying annual dividends. However, a portion of the investments in portfolio securities held by us consists of interest-bearing subordinated debt securities or dividend-paying preferred stock, and we have received dividends on one common stock investment in 2003 and 2004.

The information under the heading “Equity Compensation Plan Information” in the Fund’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2005 (the “2004 Proxy Statement”), is incorporated into Item 12 of this report by reference.

During the fiscal year ended December 31, 2004, we did not sell any securities which were not registered under the Securities Act of 1933. In December 2003, we issued a $1.5 million 9% secured note payable to an individual due on January 31, 2005. The Fund repaid the note in full in April 2004.

1997 Stock Incentive Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	809,000	$8.68	382,438	(1)
Equity compensation plans not approved by security holders	0	n/a	n/a

Total	809,000	$8.68	382,438	(1)

(1)	The number of shares of common stock available for issuance under the plan is equal to (a) the greater of 836,953 shares or an amount equal to 20% of the issued and outstanding shares of common stock of the Fund on the last day of each calendar quarter less (b) the number of options previously granted.

Directors and officers of the Fund who are responsible for or contribute to the management, growth, success, and profitability of the Fund and who are designated by the Compensation Committee are eligible to participate in the plan.

The Fund initially reserved 836,953 shares of common stock for issuance under the plan (which represented 20% of the number of shares of common stock outstanding as of September 30, 1996). Each calendar quarter the number of shares available for issuance under the plan is adjusted to equal the greater of 836,953 or 20% of the number of shares of common stock outstanding on the last day of the preceding calendar quarter. If an option or award lapses or is terminated or canceled without issuance of shares, the unissued shares subject to such option or award will again be available for grant under the plan. If there is a stock split, stock dividend, reclassification of shares, or other similar corporate event affecting the Fund’s shares, appropriate adjustments will be made in the number and kind of shares that can be issued under the plan and the number and kind of shares and exercise prices of options or awards outstanding at the date of such event. No officer may be granted in any fiscal year of the Fund options or rights to acquire in the aggregate more than 500,000 shares of common stock.

The plan is administered by the Compensation Committee appointed by the Board that, to the extent required to qualify for the exemption contained in Rule 16b-3 under the Securities Exchange Act of 1934, must include at least two directors. Members of the Compensation Committee are not eligible to receive discretionary options or awards under the plan.

The plan authorizes the grant, either alone or in combination, of (a) “nonqualified” stock options that do not qualify for beneficial treatment under the Internal Revenue Code of 1986, as amended (the “Code”), (b) incentive stock options under Section 422A of the Code, (c) alternate appreciation rights, and (d) limited rights. Any award granted under the plan must be evidenced by a written award agreement.

The Compensation Committee may grant options qualifying as incentive stock options under the Code and nonqualified stock options. Subject to certain terms and conditions provided in the plan, options granted under the plan are exercisable at the price and on the terms determined by the Committee. The exercise price of options may not be less than the fair market value of the common stock at the date of grant. Options are exercisable at such times as provided in the award agreement although options may not be exercised prior to six months after the date they are granted and the option period for any award may not exceed ten years. Payment of the exercise price of an option may be made in cash, and in the discretion of the Committee, with such other consideration as the Committee may specify and as is permitted under the Investment Company Act. Consistent with Section 422A of the Code and the regulations thereunder, the plan contains certain limits on the value of incentive stock options that may be exercised during a year and restrictions on the exercise price and period of incentive stock options granted to employees who own more than 10% of the Fund’s common stock.

Unless otherwise provided in the award agreement, options terminate three months after an option holder’s termination of employment for any reason other than death, retirement, disability, or termination by the Fund without cause. In the event of the termination of employment because of death, the option holder’s estate may exercise his or her options during the one-year period following death. In the event of termination of employment because of disability or retirement, the option holder may exercise his or her options during the 36-month period following his or her termination. In the event of termination of employment by the Fund without cause, all options shall vest and the option holder may exercise his or her options during the 60-month period following his or her termination. The termination of an officer’s services does not otherwise accelerate the termination date of his or her options.

Concurrently with or subsequent to the award of a stock option, the Compensation Committee may award to the option holder with respect to each share of common stock covered by an option, a related alternate appreciation right (“alternate appreciation rights”), permitting the option holder to be paid the appreciation on the option in lieu of exercising the option. Alternate appreciation rights are exercisable subject to the same terms and conditions as the related options; provided, however, that alternate appreciation rights may be exercised only if and to the extent that any payment on the alternate appreciation rights would not result in a greater dilution of the interests of the Fund’s stockholders than would result, if instead of the alternate appreciation rights, the stock options to which they relate were exercised. The amount to be paid on an alternate appreciation right is the difference between the fair market value of a share of common stock and the option price per share on the exercise date. Payment of alternate appreciation rights will be made in shares of common stock determined by dividing the payment amount by the current market value of a share of common stock on the exercise date. Exercise of an alternate appreciation right will cancel an equal number of options related to the alternate appreciation right. Unless otherwise provided in the award agreement, alternate appreciation rights will terminate three months after an option holder’s termination of employment for any reason other than retirement or disability. In the event of termination of employment because of disability or retirement, the option holder may exercise his or her alternate appreciation rights during the six-month period following his or her termination.

Concurrently with or subsequent to the award of a stock option, the Compensation Committee may grant with respect to each share of common stock covered by an option, a related limited right permitting the option holder, during a specified time period, to be paid the appreciation on the option in lieu of exercising the option (“limited right”). Limited rights are exercisable in full for a period of seven months following the date of a “Change in Control” of the Fund. A Change in Control of the Fund is defined as a change in a majority of the directors of the Fund within one year following certain designated transactions, including a tender offer, merger, or proxy contest, the acquisition of 51% or more of the shares of common stock by an unaffiliated person, entity, or group, or the termination of the Management Company as investment adviser to the Fund. The amount to be paid on a limited right is the difference between the option price per share of common stock covered by the related option and the greater of (a) the highest price per share paid in connection with the Change in Control or (b) the highest price per share of the common stock on the NYSE during the 60-day period prior to the Change in Control; provided, however, that limited rights may be exercised only if and to the extent that any payment on the limited rights would not result in a greater dilution of the interests of the Fund’s stockholders than would result, if instead of the limited rights, the stock options to which they relate were exercised. Payment of the limited right will be made in cash.

Unless otherwise provided in the award agreement, limited rights will terminate upon an option holder’s termination of employment for any reason other than retirement or disability. In the event of termination of employment because of disability or retirement, the option holder may exercise his or her limited rights during the six-month period following his or her termination. Terminations following a Change in Control (except for “just cause”) do not terminate a limited right.

Each non-officer director serving on the Board on April 1, 1997, was granted a nonqualified stock option to purchase 5,500 shares of common stock of the Fund that will vest 50% immediately and 16-2/3% on the first, second, and third anniversaries of the date of grant. Each new non-officer director is granted upon his or her election a nonqualified stock option for a similar number of shares. In addition, beginning with the 1998 annual meeting of stockholders, each individual elected as a non-officer director was and is, on the first business day following the annual meeting of stockholders, granted a nonqualified stock option to purchase 2,200 shares of common stock. The exercise price of the options is the closing price of the Fund’s common stock on the NYSE on the date the option is granted. Each option is exercisable during the period beginning six months after the date of grant and ending ten years after the date of grant. In the event of the termination of a director’s services because of death, permanent disability, or retirement, any unvested options vests and the director or, if the director is not living, the director’s estate, may exercise his or her options during the one-year period following the date of death, permanent disability, or retirement. The termination of a director’s services does not otherwise accelerate the termination date of his or her options.

The Board may amend, alter, or discontinue the plan at any time, provided that no amendment, alteration, or discontinuance may be made that would impair the rights of an award holder without his or her consent. The Board may not, without the prior approval of stockholders, amend the plan to increase the number of shares reserved for grant under the plan, change the employees eligible to participate, or otherwise if a stockholder vote is required to comply with any tax or regulatory requirement.

Share Repurchases in 2004

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Amount of Shares that May Yet Be Purchased Under the Plan (1)
Jan 1 - Apr 30	—	—	—	—
May 1 - May 31	7,305	$7.66	7,305	$2,944,016
Jun 1 - Jun 30	66,800	$7.76	66,800	$2,425,796
Jul 1 - Jul 31	126,400	$7.79	126,400	$1,440,707
Aug 1 - Aug 31	3,850	$7.60	3,850	$1,411,461
Sept 1 - Sept 30	121,800	$7.94	121,800	$444,333
Oct 1 - Oct 31	38,945	$8.13	38,945	$127,807
Nov 1 - Nov 30	16,600	$8.23	16,600	$0	(2)

Total	381,700	$7.88	381,700	$0

(1)	On May 24, 2004, the Fund announced that the Board of Directors had authorized the purchase of up to $3 million of the Fund’s common stock through open market transactions.
(2)	On November 12, 2004, the Board of Directors approved the additional $8,795 needed to complete the Fund’s common stock repurchase.

Item 6. Selected Financial Data.

Following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2004. Amounts are in thousands except per share data. All shares and per share amounts have been retroactively adjusted to reflect the 10% stock dividend declared and paid in 2001.

	2004	2003	2002	2001	2000
Total investment income	$6,196	$7,166	$2,987	$2,714	$5,117
Net investment income	$3,706	$3,398	$145	$1,155	$549
Realized gain (loss) on dispositions of portfolio securities, net	$(5,474)	$(5,508)	$802	$(7,196)	$(6,161)
Increase (decrease) in unrealized appreciation of portfolio securities, net	$3,003	$(2,159)	$(924)	$(3,674)	$282
Total increase (decrease) in net assets from operations	$1,236	$(4,269)	$24	$(9,716)	$(5,329)
Dividends declared	$3,560	$4,556	$—	$—	$3,844
Total assets at end of year	$94,622	$132,908	$148,337	$150,819	$176,018
Net assets at end of year	$68,600	$71,538	$76,976	$76,967	$90,925
Net cash provided by operating activities	$57,265	$11,429	$2,908	$13,182	$14,453
Shares outstanding at end of year	6,507	6,615	6,233	6,233	6,493
Average shares outstanding during year	6,462	6,244	6,233	6,363	6,457

Per Share Data:

	2004	2003	2002	2001	2000
Net investment income	$0.57	$0.54	$0.02	$0.18	$0.08
Realized gain (loss) on dispositions of portfolio securities, net	$(0.84)	$(0.88)	$0.13	$(1.13)	$(0.95)
Increase (decrease) in unrealized appreciation of portfolio securities, net	$0.46	$(0.35)	$(0.15)	$(0.57)	$0.05
Diluted earnings (loss) per common share	$0.19	$0.68	$—	$(1.52)	$(0.82)
Dividends declared	$0.57	$0.72	$—	$—	$0.55
Net asset value (including unrealized appreciation), end of year	$10.54	$10.81	$12.35	$12.35	$14.00
Diluted net asset value	$10.52	$10.75	$12.35	$12.25	$14.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus II Incorporated is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. We had investments in sixteen entities, including twelve portfolio companies, two venture capital funds and two entities which have disposed of substantially all of their assets and are awaiting liquidation at December 31, 2004. At December 31, 2003, we had investments in eighteen entities, including fifteen Portfolio Companies, two venture funds and one entity awaiting liquidation. We did not make any new investments in the twelve months ended December 30, 2004 or 2003.

We attempt to limit risk by investing in a portfolio of companies involved in different industries. We limit our initial investment in any company to no more than 15% of the Fund’s net assets. However, at December 31, 2004, 22% of our net assets were invested in one portfolio company in the residential window industry.

The valuation of our investments is the most significant area of judgment impacting our financial statements. Our portfolio investments are valued at our estimates of fair value, with the net change in unrealized appreciation or depreciation included in the determination of net assets. Almost all of our long-term investments are in privately-held or restricted securities, the valuation of which is necessarily subjective. Actual values may differ materially from our estimated fair value. Portfolio valuations are determined quarterly by the Management Company, subject to the approval of the Board of Directors, and are based on a number of relevant factors.

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

We derive our cash flow from interest and dividends received and sales of securities from our investment portfolio. We pay certain administrative costs, management fees to the Management Company overseeing the portfolio, and interest expense on our existing debt. We also spend our cash on new investments, or follow-on investments which may be required by certain portfolio companies. Historically, our cash flow from interest and dividends has not been sufficient to cover our expenses and follow-on investments. Because our investments are illiquid, we have utilized leverage to provide the required funds, and the leverage is then repaid from the sale of portfolio securities. In April and May of 2004, we sold securities of two portfolio companies and paid off our loans. We have maintained substantial amounts of cash and cash equivalents since May 2004.

We have distributed to our stockholders any net taxable investment income or realized capital gains on an annual basis. We declared a net investment income dividend of $0.57 per share in 2004, all of which was qualifying dividend income. We declared a dividend of $0.72 per share in 2003, including $0.57 per share in qualifying dividend income and $0.15 per share as a return of capital.

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

Generally, cost is the primary factor used to determine fair value until significant developments affecting a portfolio company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Management Company, subject to the approval of our Board of Directors. Appraisal valuations are based upon such factors as a portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

Most of our common equity investments are appraised at a multiple of free cash flow generated by the portfolio company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Management Company’s experience in the private company marketplace, and are necessarily subjective in nature. Most of our portfolio companies utilize a high degree of leverage. From time to time, portfolio companies are in default of certain covenants in their loan agreements. When the Management Company has a reasonable belief that a portfolio company will be able to restructure its loan agreements to adjust for any defaults, the portfolio company’s securities continue to be valued assuming that the company is a going concern. In the event a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness or is not successful in refinancing the debt upon its maturity, the value of the Fund’s investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or the portfolio company’s reorganization or bankruptcy.

We may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method is used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

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

Federal Income Taxes – We intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in our financial statements. As of December 31, 2004, the Fund had a capital loss carryforward of approximately $16,000,000, which may be used to offset future taxable capital gains. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a regulated investment company (“RIC”). See “Borrowings” and “Loss of Conduit Tax Treatment” for further discussions of our borrowings.

Liquidity and Capital Resources

At December 31, 2004, we had cash and unrestricted temporary investments of approximately $19 million. We had $48,621,356 of our total assets of $94,622,246 invested in portfolio securities of sixteen entities, including twelve portfolio companies, two venture capital funds, and two entities which have disposed of substantially all of their assets and are awaiting liquidation. $23,978,450 of our remaining assets were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. These securities were held by a securities brokerage firm and were pledged along with cash and other securities to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 3, 2005.

We had a $10,000,000 revolving line of credit with Bank of America, N.A. that expired on January 31, 2004. The line of credit was extended through March 15, 2004 at the reduced maximum borrowing amount of $6,600,000. We used our revolving line of credit to pay operating expenses and for new and follow-on investments in portfolio securities. We had $5,000,000 outstanding under this line of credit at December 31, 2003, which was collateralized by our portfolio securities. In December 2003, we borrowed an additional $1,500,000 from an individual pursuant to a 9% promissory note, secured by 240,000 shares of common stock of Champion Window Holdings, Inc., due January 31, 2005, in order to fund a follow-on investment. This note was paid in full during April 2004.

Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with Frost National Bank, which extends through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. There is no outstanding balance as of December 31, 2004, under the new line of credit, and the availability of such line is approximately $4 million. In March 2005, the Fund extended our revolving line of credit with The Frost National Bank through April 2006. We paid a commitment fee of $25,000 to extend the line of credit, and reduced the amount that may be borrowed to $5,000,000.

The new loan is collateralized by our investments in portfolio securities. The provisions of the new revolver include a borrowing base that cannot exceed 10% of the total value of eligible portfolio securities. Interest on the new revolving line of credit is payable quarterly at a rate of .50% above the floating prime rate, adjusted daily. A facility fee of .25% per annum on the unused portion of the line of credit is payable quarterly in arrears. We paid a commitment fee of $65,000 at the closing of the loan in March 2004 and a $25,000 fee in March 2005 to extend the loan through April 2006. Management believes that cash on hand and the new line of credit will provide us with sufficient liquidity to meet our known obligations, including expected follow-on investments, during 2005.

We declared a net investment income dividend of $0.57 per share for 2004, or $3,560,205. We paid $1,589,160 in cash and issued 260,719 additional shares of common stock at $7.56 per share on January 16, 2005. We declared a dividend of $0.72 per share for 2003, or $4,556,472. We paid $2,287,194 in cash and issued 286,540 additional shares of common stock at $7.919 per share on January 16, 2004.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in and our estimated fair value of the portfolio company could be reduced. As of December 31, 2004, we have committed to invest up to an additional $990,000 in the two venture capital funds in our portfolio.

Net cash provided by operating activities was $57,264,888, $11,429,076 and $2,908,001 for the three years ended December 31, 2004, 2003, and 2002, respectively. Approximately $10.6 million in estimated value of our investments are in the form of notes receivable from portfolio companies. However, only two notes of the portfolio companies are currently consistently paying cash interest to us in accordance with their respective notes receivable, which aggregate $2,335,049 in fair value. At December 31, 2004, three of the promissory notes, with an estimated fair value of $4,605,980, provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. The Fund has agreed to suspend the accrual of additional interest on one of its notes with a cost of $4,614,824 and fair value of $1,994,890.

Because of the nature and size of our portfolio investments, we periodically borrowed funds under a line of credit promissory note to make qualifying investments to maintain our tax status under the Internal Revenue Code as a regulated investment company (“RIC”). Our line of credit promissory note expired on January 1, 2003. During 2003 and 2004, we borrowed sufficient funds to maintain our RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

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

Results of Operations

Investment Income and Expense

Our net investment income after all expenses amounted to $3,706,343, $3,398,033, and $145,483 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest and dividend income from portfolio securities was $6,017,545 in 2004, $7,161,128 in 2003, and $2,725,541 in 2002. The decrease in 2004 compared to 2003 is attributable primarily to interest income on notes receivable from Turfgrass America and Strategic Holdings, Inc., which were outstanding for all of 2003, but less than four months in 2004. The increase in 2003 was primarily due to the receipt of a cash dividend of $3.5 million on our common stock investment in Champion Window Holdings, Inc.

Interest expense was $281,057 in 2004 as compared to $985,967 in 2003 and $573,997 in 2002. The decrease in 2004 as compared to 2003 and 2002 is due primarily to the Fund paying off its bank line of credit in April 2004. The increase in 2003 was due primarily to the average interest rate on the loan being approximately four percentage points higher than the average rate paid in 2002 and fees of $120,670 paid to extend the previous line of credit during 2003.

Professional fees were $586,286 in 2004 as compared to $298,537 in 2003 and $250,704 during 2002. The increase in 2004 as compared to 2003 and 2002 is due primarily to legal fees incurred in 2004 related to the SEC matter concerning the officers’ option exercise notes.

Mailing, printing and other expenses were $91,000 in 2004 as compared to $155,996 in 2003 and $119,747 during 2002. The decrease in 2004 as compared to 2003 is primarily due to one mid-year report being produced and mailed instead of quarterly reports.

We pay a management compensation fee to the Management Company at an annual rate of 2% of our net assets, paid quarterly in arrears. Such fees amounted to $1,382,680, $1,530,016, and $1,532,152 during 2004, 2003 and 2002, respectively. The decrease in 2004 was due to lower average net assets during the year.

On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options included dividend equivalent rights, which require that the options be accounted for using variable plan accounting. Such accounting resulted in additional non-cash compensation expense (benefit) of ($290,035), $387,002, and ($14,434) for the years ended December 31, 2004, 2003, and 2002, respectively. See Note 8 in the “Notes to the Financial Statements” for a table that reflects stock option activity for the three years ended December 31, 2004.

Realized Gains and Losses on Dispositions of Portfolio Securities

During the year ended December 31, 2004, we realized a net capital loss of $5,473,638 from the sale or disposition of portfolio securities as follows:

•	exchanged our investment in Turfgrass America, Inc for an investment in the new entity Turf Grass Holdings, Inc., realizing a capital loss in the exchange of $6,049,696;

•	sold 1,337,795 shares of ENGlobal, Inc. (“ENG”) common stock, realizing a capital gain of $94,674;

•	received proceeds of $10,579,395, including $385,000 as the estimated fair value to be received from amounts held in escrow, from the sale of our investment in Alenco Holding Corp. and distributions from Alenco Window Holdings LLC, realizing a net capital gain of $10,579,395;

•	received proceeds of $14,196,000, including $2,275,000 as the estimated fair value to be received from amounts held in escrow, from the sale of our investment in Stategic Holdings Inc. and SMIP, realizing a net capital gain of $211,567;

•	received proceeds of $100,000 for our investment in warrants related to our former investment in Carruth-Doggett, realizing a capital gain of $100,000;

•	received proceeds of $72,002 from Milam Enterprises, LLC relating to our former investment, realizing a capital gain of $72,002;

•	sold a portion of and exchanged the balance of our investment in Container Care International for securities of ConGlobal Industries, Inc. (formed from the merger of Container Care International and Global Intermodal Systems), realizing a capital loss of $8,860,360; and

•	write-off of American Trenchless Technology, LLC, realizing a capital loss of $1,624,654.

In addition, we realized a net short term capital gain of $3,474 from the purchase and sale of U.S. Treasury Bills during 2004.

During the year ended December 31, 2003, we realized a net capital loss of $5,508,277 from the sale or disposition of portfolio companies as follows:

•	received proceeds of $197,985 from our investment in Milam Enterprises LLC, realizing capital gains of $196,075;

•	received proceeds of $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note, realizing a capital gain of $551,850;

•	received proceeds of $500,000 for our investment in FS Strategies, Inc., realizing a capital loss of $8,758,667;

•	sold 8,863 shares of Weatherford International common stock for $353,409, realizing a capital loss of $160,202;

•	received proceeds of $3,452 from ENG in payment of 3,596 shares of common stock, realizing a capital gain of $1,350;

•	received proceeds of $790,126 from the liquidation of GCS RE, Inc., realizing a capital gain of $469,202;

•	sold 200,000 shares of NCI Building Systems, Inc. for $4,789,216, realizing a capital gain of $4,629,433;

•	wrote off our investment in Equipment Support Services, Inc., realizing a capital loss of $3,168,500; and

•	received proceeds of $1,105,712 from our investment in Reliant Window Holdings LLC, realizing a capital gain of $733,456.

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

Unrealized Appreciation and Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased by $3,002,845 during the year ended December 31, 2004, from $7,576,155 to $4,573,310. This decrease in unrealized depreciation is due to the decrease in estimated fair value of five of our portfolio companies of ($9,897,478), and an increase in estimated fair value of securities of five of our portfolio companies and our two venture capital fund investments of $6,503,401. We also had transfers of ($8,199,773) from net unrealized appreciation to realized gains in connection with the sale of Alenco and the transfer of $14,596,695 from net unrealized depreciation to realized losses in three portfolio companies.

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

Capital Transactions

Dividends

We declared a dividend of $3,560,205 ($0.57 per share) during 2004, all classified as qualifying dividend income. The 2004 dividend was paid in additional shares of common stock or in cash by specific election made by each stockholder in December 2004. The Fund paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share in January 2005, in connection with such dividend. The 260,719 shares of stock are included in outstanding shares as of December 31, 2004. The Fund also declared dividends of $4,556,772 ($0.72 per share) during 2003, including $0.57 per share in qualifying dividend income and $0.15 per share as return of capital. We did not have any net taxable ordinary income or capital gains for the calendar year 2002 and did not declare or pay a dividend in 2002.

Common Stock Repurchases

In May through November 2004, the Fund repurchased 381,700 shares of its common stock in the open market for $3,008,795. The 381,700 shares were purchased at an average discount of approximately 27% from net asset value, and the effect of these transactions added approximately $0.18 per share to the net asset value of our outstanding shares.

Note Settlement

To resolve issues surrounding transactions related to loans to officers for the exercise of stock options in 1997, the Fund issued releases from claims to three officers and one former officer in consideration of their payment to the Fund of an aggregate of $629,785 in cash in November and December 2004. See “Item 1. Business - Regulation.” These payments had the effect of adding approximately $0.10 to the net asset value of our outstanding shares. Also in December 2004, the Fund, upon recommendation of the special committee and receipt of a fairness opinion, agreed to accept the return of options to purchase 198,000 shares of the Fund’s common stock at $7.69 per share from a second former officer in lieu of a cash payment of $186,574 in exchange for a similar release.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS 123, Accounting for Stock-Based Compensation, and issued the revised SFAS Statement No. 123R, “Share-Based Payment.” SFAS 123R effectively replaces SFAS 123, and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard is effective for awards that are granted, modified or settled in cash for interim or annual periods beginning after June 15, 2005. The adoption of SFAS 123R will require the Fund to begin expensing unvested or newly granted stock options as compensation cost.

We currently use the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since we grant stock options with exercise prices equal to our common stock market price on the date of grant. SFAS 123(R) requires the expensing of all stock-based compensation, including stock options using the fair value method. We are currently evaluating the impact to the Fund of adopting this standard.

Portfolio Investments

As of December 31, 2004, we had active investments in the following entities or Portfolio Companies:

Alenco Window Holdings, LLC

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

Alenco Window Holdings, LLC (“AWH”) was formed to acquire the senior secured debt of Reliant, which it exchanged for notes receivable from and an equity interest in Alenco. We initially invested in AWH through Reliant Window Holdings, LLC (“RWH”). During the fourth quarter of 2003, RWH was dissolved. Upon dissolution, we received cash and a 32.25% membership interest of AWH. In May 2004, the Fund and AWH sold their investments in Alenco. AWH holds cash and the right to receive proceeds of up to $1,968,000 from a cash escrow account set up upon the sale of Alenco in May 2004. The escrow funds are subject to claims that may be made related to the representations and warranties in the Alenco sale agreement. AWH has valued the escrow receivable at $1,250,000 at December 31, 2004. At December 31, 2004, our investment in AWH was valued at $400,000 with no cost, and consisted of a 32.25% membership interest. Nolan Lehmann, President of the Fund, serves as a member of the board of managers of AWH.

During 2004, we recorded realized capital gains aggregating $10,579,395 from the sale of our investment in Alenco and distributions received from AWH.

The Bradshaw Group

The Bradshaw Group (“TBG”), Dallas, Texas, provides innovative printing solutions primarily for customers in need of high-speed mass printings. TBG maintains a web site at www.bradshawgroup.com. At December 31, 2004 and 2003, our investment in TBG was valued at zero with a cost of $1,794,547. Our investment consisted of 1,335,000 shares of preferred stock, a warrant to buy 2,229,450 shares of common stock at $0.01 through May 2008, a 15% promissory note in the amount of $459,546 and a prime + 2% promissory note in the amount of $398,383, representing an approximate 17.8% fully-diluted equity interest. Gary L. Forbes, a Vice President of the Fund, serves on TBG’s Board of Directors.

Champion Window Holdings, Inc.

Champion Window Holdings, Inc. (“Champion”), Houston, Texas, manufactures and sells aluminum and vinyl windows for single and multi-family residential purposes, primarily in Texas. Most of Champion’s sales are for new construction, sold directly to homebuilders. Champion maintains a web site at www.championwindow.net.

At December 31, 2004 our investment in Champion, valued at $15,400,000 with a cost of $1,471,800, consisted of 1,410,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $12.50 per share through June 2009. Our investment in Champion represents an approximate 31% fully-diluted equity interest. Sam P. Douglass, Chairman and CEO of the Fund, and Mr. Lehmann serve as directors of Champion.

At December 31, 2003, our investment in Champion, valued at $19,668,200 with a cost of $1,400,000, consisted of 1,400,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $7.18 per share through July 2008.

During 2004, we recorded a reduction in unrealized appreciation of $4,340,000 on the Champion investment, which was partially offset by a cash dividend of $3,525,000 from Champion.

CMC Investments, LLC

CMC Investments, LLC, (“CMC”), Houston, Texas, invested in Cooper Manufacturing Company, which manufactured drilling rigs for the oil and gas industry. The investment in CMC was received by us upon the liquidation of Tulsa Industries, Inc., a former investment.

At December 31, 2004 and December 31, 2003, our investment in CMC was valued at $65,000 with a cost of $525,000. Our investment consists of a 21% membership interest in CMC. We expect that CMC will be liquidated in 2005.

ConGlobal Industries, Inc (formerly Container Acquisition, Inc). / CCI-ANI Finance, LLC

ConGlobal Industries, Inc (formerly Container Acquisition, Inc.) (“ConG”), Houston, Texas, provides logistics and maintenance services to owners and lessees of international shipping containers. ConG maintains a web site at www.cgini.com.

At December 31, 2004, our investment in ConG, valued at $680,000 with a cost of $4,081,634, consisted of 24,397,303 shares of common stock, and a subordinated promissory note with a cost of $2,711,139 ($3,265,762 face less OID of $554,623.) Our investment in ConG represents an approximate 28.5% fully-diluted equity interest. Mr. Lehmann serves on ConG’s Board of Directors.

CCI-ANI Finanace, LLC (“CCI-ANI”) was formed to purchase a subordinated seller note from the former owner of Container-Care International in 2002. We owned approximately 85%

of CCI-ANI, and acquired the remaining approximately 15% in 2004. At December 31, 2004 our ownership interest was valued at $570,000 with a cost of $1,926,942. Mr. Lehmann serves on the board of managers of CCI-ANI.

At December 31, 2003, our investment in Container Acquisition, Inc., was valued at $2,275,000 with a cost of $13,000,218. At December 31, 2003, our ownership interest in CCI-ANI was valued at $1,300,000, with a cost of $1,571,000.

During 2004, we recorded realized losses of $8,860,360 and additional unrealized depreciation of $1,594,663 on our investments in ConG and CCI-ANI.

Doane PetCare Enterprises, Inc.

Doane PetCare Enterprises, Inc. (“Doane”), Nashville, Tennessee, is the largest producer of private-label dry pet food in the United States, with revenues of over $1 billion in 2004. Doane maintains a website at www.doanepetcare.com. At December 31, 2004, our investment in Doane was valued at zero with a cost of $3,936,644. Our investment consists of 1,943,598 shares of common stock, and represents an approximate 5% fully-diluted equity interest.

At December 31, 2003, our investment in Doane was valued at $1,000,000. During 2004, we recorded additional unrealized depreciation of $1 million on our investment in Doane, reducing the valuation to zero.

The Drilltec Corporation

The Drilltec Corporation (“Drilltec”), Houston, Texas, provides thread protectors and packaging for premium tubular goods, drill pipe and line pipe, utilized primarily in the oil and gas industry. Drilltec maintains a web site at www.drilltec.com. At December 31, 2004 and 2003, our investment in Drilltec, valued at zero with a cost of $1,000,000, consisted of a prime + 9.75% promissory note. We recognized a loss of $7,645,000 on our investment in the preferred stock and common stock of Drilltec in October 2000. Our investment in Drilltec represents an approximate 62% fully-diluted equity interest. Mr. Forbes serves on Drilltec’s Board of Directors.

ENGlobal Corporation (AMEX: ENG)

    (formerly Industrial Data Systems Corporation and Petrocon Engineering Inc.)

ENGlobal Corporation (“ENG”), Houston, Texas, provides engineering consulting, control systems, field inspections and plant maintenance services, primarily to the energy industry. ENG maintains a website at www.englobal.com. On December 21, 2001, Petrocon Engineering Inc. (“Petrocon”) was merged into ENG. As a result of the merger, we recorded a book capital loss of $510,000. At December 31, 2004, our investment in ENG consisted of 1,033,456 shares of common stock and was valued at $2,778,878, with a cost of $604,058. Our investment in ENG represents an approximate 4.4% fully diluted equity interest at December 31, 2004.

At December 31, 2003, our investment in ENG was valued at $5,834,377, with a cost of $5,789,192. In 2004, ENG paid our subordinated note in full and purchased 86,163 shares of our ENG common stock, which were being held in escrow, for $0.96 per share, payable in three equal payments at year end of 2004, 2005 and 2006.

In 2004, we sold 1,337,795 shares of ENG common stock, realizing a capital gain of $94,674. We also recorded net unrealized appreciation of $2,129,600 on our ENG investment during 2004.

Equicom, Inc. (formerly Texrock Radio, Inc.)

Equicom, Inc. (“Equicom”), Bryan, Texas, was formed to acquire radio stations in small to medium-sized cities in Texas. At December 31, 2004, Equicom owned and operated 4 radio stations in the Bryan area. At December 31, 2004, our investment in Equicom, valued at $3,931,351 with a cost of $13,268,644, consisted of 452,000 shares of common stock, 657,611 shares of preferred stock, $4,614,824 in a 10% subordinated promissory note, $905,110 in a 10% senior subordinated promissory note and $1,031,350 in an 8.81% senior secured promissory note we purchased from Equicom’s former lender. Our investment in Equicom represents an approximate 56% fully-diluted equity interest at December 31, 2004.

At December 31, 2003, our investment in Equicom, valued at $2,300,000 with a cost of $10,474,090, consisted of 452,000 shares of common stock, 657,611 shares of preferred stock and $3,756,730 in 10% promissory notes.

During 2004, we recorded unrealized depreciation of $1,163,200 on our investment in Equicom.

Jones Industrial Services, Inc. (formerly United Industrial Services, Inc.)

Jones Industrial Services, Inc. (“JIS”), Houston, Texas, was formed to acquire businesses providing field services for the petrochemical and power generation industries. At December 31, 2004, our investment in JIS was valued at $3,200,000 with an original cost of $3,500,100 and consisted of 35,000 shares of preferred stock and warrants to buy up to 63,637 shares of common stock at $0.01 per share through June 2008. Our investment in JIS represents an approximate 37.4% fully-diluted equity interest. Mr. Forbes serves on JIS’s Board of Directors.

At December 31, 2003, our investment in JIS was valued at $2,775,000 with an original cost of $3,500,100.

During 2004, we increased the value of the investment in JIS by $425,000.

PalletOne, Inc.

PalletOne, Inc. (“PalletOne”), Bartow, Florida, was formed to acquire and operate wooden pallet manufacturing facilities in eight states. PalletOne maintains a website at www.palletone.com. At December 31, 2004, our investment in PalletOne, valued at $4,842,650 with a cost basis of $4,542,650, consisted of 350,000 shares of common stock and 4,192,650 shares of preferred stock, representing an approximate 21% fully-diluted equity interest. Mr. Lehmann and Mr. Forbes serve as directors of PalletOne.

At December 31, 2003, our investment in PalletOne, valued at $3,800,000 with a cost basis of $4,161,500, consisted of 350,000 shares of common stock and 3,811,500 shares of preferred stock.

We received a dividend on the preferred stock in 2004 paid by the issuance of 381,150 additional preferred shares. During 2004, we recorded unrealized appreciation of $661,500 on the investment in PalletOne.

Sovereign Business Forms, Inc.

Sovereign Business Forms, Inc. (“Sovereign”), Houston, Texas, is a manufacturer of wholesale business forms, with operations in six states. At December 31, 2004, our investment in Sovereign, valued at $7,249,779 with a cost of $6,949,779, consisted of 22,858 shares of preferred stock, $4,663,979 in 15% promissory notes and warrants to buy up to 551,894, 25,070 and 273,450 shares of common stock at $1, $1.25 and $1 per share through August 2006, October 2007 and October 2009, respectively. Our investment represents an approximate 31% fully-diluted equity interest in Sovereign. Mr. Forbes serves on Sovereign’s Board of Directors.

At December 31, 2003, our investment in Sovereign, valued at $6,098,709 with a cost of $6,438,909, consisted of 20,912 shares of preferred stock, $4,347,709 in 15% promissory notes and warrants to buy up to 551,894, 25,070 and 273,450 shares of common stock at $1, $1.25 and $1 per share through August 2006, October 2007 and October 2009, respectively.

Sovereign paid interest-in-kind of $316,270 in 2004 by adding such amount to the principal of the notes, and paid $340,457 in cash interest. Sovereign also issued 1946 shares of preferred stock as dividends paid-in-kind for 2004.

During 2004, we recorded unrealized appreciation on the investment in Sovereign of $640,200.

Spectrum Management, LLC

Spectrum Management, LLC (“Spectrum”), Dallas, Texas, was formed to acquire a business which provides security devices to financial institutions. At December 31, 2004, our investment in Spectrum, valued at $7,303,698 with a cost of $4,153,698, consisted of 285,000 units of Class A equity interest and a 16% subordinated promissory note in the amount of $1,303,698. Our investment in Spectrum represents an approximate 79% fully-diluted equity interest. Mr. Forbes serves on the board of directors of Spectrum.

At December 31, 2003, our investment in Spectrum, valued at $4,803,698 with a cost of $4,153,698, consisted of 285,000 units of Class A equity interest and a 16% subordinated promissory note in the amount of $1,303,698.

During 2004, we recorded unrealized appreciation on the investment in Spectrum of $2,500,000.

Sternhill Partners I, L.P.

Sternhill Partners I, L.P. (“Sternhill”), Houston, Texas, is a venture capital fund which was formed to invest in seed and early stage information, communication and entertainment technology companies. Sternhill maintains a web site at www.sternhillpartners.com. At December 31, 2004, our investment in Sternhill was valued at $1,050,000 with a cost of $2,431,604. We have committed to invest up to an additional $90,000 in Sternhill. Our investment consists of a 3% limited partnership interest.

At December 31, 2003, our investment in Sternhill was valued at $700,000 with a cost of $2,176,604.

During 2004, we invested an additional $255,000 in Sternhill and recorded unrealized appreciation of $95,000 on the investment.

Turf Grass Holdings, Inc (formerly Turfgrass America, Inc.).

Turfgrass America, (“Turfgrass”), Granbury, Texas, was formed for the purpose of acquiring several companies which grow and market warm season turfgrass, including Milberger Turf Farms and Thomas Bros. Grass. Turfgrass is one of the largest warm season turfgrass companies in the United States. Turfgrass maintains a web site at www.turfgrassamerica.com. At December 31, 2004, our investment in Turfgrass was valued at zero with a cost of $959,632. Our investment consisted of 1,000 shares of common stock of Turf Grass Holdings, Inc., which is wholly-owned by the Fund and which owns an approximate 15% fully-diluted equity interest in Turfgrass. Mr. Douglass serves as a director of Turfgrass.

At December 31, 2003, our investment in Turfgrass was valued at zero with a cost of $6,099,328. In addition we had $900,000 of accrued interest receivable on our notes from Turfgrass.

In March 2004, another investor acquired 51% of a new limited liability company which acquired substantially all of the operating assets of Turfgrass. Our promissory notes (including accrued interest), preferred stock, common stock and warrants were exchanged for approximately 15% of the common stock of the new entity. We realized a net capital loss of $6,049,696 on this transaction. We also recorded additional unrealized depreciation of $959,632 on our investment in 2004.

Vanguard VII, L.P.

Vanguard VII, L.P. (“Vanguard”), Houston, Texas, is a venture capital fund which was formed to invest in seed and early stage communications and life science technology companies. Vanguard maintains a web site at www.vanguardventures.com. At December 31, 2004, the investment in Vanguard was valued at $1,150,000 with a cost of $2,047,934. We have committed to invest up to an additional $900,000 in Vanguard. Our investment consists of a 1.3% limited partnership interest.

At December 31, 2003, the investment in Vanguard was valued at $550,000 with a cost of $1,500,000.

During 2004, we invested an additional $600,000 in Vanguard and received our first distribution from Vanguard of $52,066. This payment reduced our cost in Vanguard from $2,100,000 to $2,047,934.

Summary of New and Follow-On Investments.

During the year ended December 31, 2004, we made follow-on investments of $8,570,876 in eight portfolio companies, including $3,753,240 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes.

On February 24, 2004, we exercised warrants in Champion and acquired 10,000 shares of common stock for $71,800.

For the year ended December 31, 2004, we received an additional 1,946 and 381,150 shares of preferred stock valued at $194,600 and $381,150 of Sovereign and PalletOne in dividends, respectively. In addition, Sovereign elected to convert $316,270 of accrued interest into the balance of the 15% promissory notes due to the Fund.

On January 12, 2004 we advanced $75,000 to Equicom pursuant to a 10% promissory note. On September 24, 2004, the Fund paid $1,038,342 to Equicom’s senior debt holder, to acquire their senior note. At December 31, 2004, $1,713,204 of accrued interest receivable was added to the cost balance of the notes receivable from Equicom.

In March and December 2004 we invested an additional $300,000 each (aggregate $600,000) into Vanguard, pursuant to a $3,000,000 commitment made in June 2000.

In March 2004 we exchanged our investment in Turfgrass America, Inc. for 1000 shares of common stock of Turf Grass Holdings, Inc. We transferred $900,000 of accrued interest and $49,632 of the cost of the original Turfgrass investment into the cost of the new investment in Turf Grass Holdings, Inc. On July 12, 2004, the Fund made a follow-on investment into Turf Grass of $10,000 in cash.

In June and December 2004, we invested an additional $150,000 and $105,000, respectively, in Sternhill pursuant to a $2,550,000 commitment made in March 2000.

On September 3, 2004, Container Acquisition, Inc. and Global Intermodal Systems completed a merger, with the surviving entity changing its name to ConGlobal Industries, Inc. The Fund sold a portion of its former investment in Container Acquisition and exchanged the rest for a new subordinated promissory note with a face value of $3,265,762 (which was recorded net of original issue discount at a cost of $2,648,791), and 23,027,303 additional shares of ConGlobal common stock. We also acquired all of the other member’s interest in CCI-ANI, which holds a subordinated promissory note receivable from ConGlobal with a face value of $2,734,238, recorded net of original issue discount of $516,555.

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

Of the companies in which we have investments at December 31, 2004, only ENG is publicly held. The others each have a small number of stockholders and do not generally make financial information available to the public. However, each company’s operations and financial information are reviewed by Management to determine our valuation of the Fund’s investment. See “Valuation.”

Subsequent Events

On January 4, 2005, the Fund received $83,853 preferred stock dividend payment from PalletOne, which was shown as a dividend receivable at December 31, 2004.

On January 4, 2005, the Fund received the first of three equal cash payments in the amount of $27,574 from the 86,163 shares of common stock sold to ENG. This amount is shown as an accounts receivable at December 31, 2004.

On January 4, 2005, the Fund issued 150,000 stock options (in the aggregate) to two officers at an exercise price at date of grant of $7.69.

On January 4, 2005, the Fund sold U.S. Treasury Bills for $23,979,363 and repaid the margin loan.

From January 3, 2005 through February 28, 2005, the Fund sold all 1,033,456 of our remaining shares of our common stock of ENG for proceeds of $2,493,240, realizing capital gains of $1,889,182.

In March 2005, the Fund extended our revolving line of credit with The Frost National Bank through April 2006. We paid a commitment fee of $25,000 to extend the line of credit, and reduced the amount that may be borrowed to $5,000,000.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

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

Borrowings under our lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under our lines of credit for the year ended December 31, 2004, 2003 and 2002, respectively, of approximately $1,355,491, $10,528,000 and $12,325,000, a change of one percent in the interest rate would have caused a change in interest expense of approximately $13,555, $105,280 and $123,250. This change would have resulted in no change in net asset value per share at December 31, 2004 and a change of $0.02 in each of 2003 and 2002. We did not enter into our credit facility for trading purposes and the line of credit carries interest at a pre-agreed upon percentage point spread from the prime rate. There were no significant changes to the factors that affect market risk from 2003 to 2004. We obtained a new line of credit effective March 15, 2004, which expires on March 31, 2005. In March 2005, the Fund extended our revolving line of credit with The Frost National Bank through April 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our liquidity and capital resources.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Equus II Incorporated:

In our opinion, the accompanying balance sheets, including the schedules of portfolio securities, and the related statements of operations, changes in net assets and cash flows and the selected per share data and ratios present fairly, in all material respects, the financial position of Equus II Incorporated (a Delaware corporation) at December 31, 2004 and 2003, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements and selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits. We conducted our audits of these statements and selected per share data and ratios in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2004. We believe that our audits provide a reasonable basis for our opinion. The selected per share data and ratios of Equus II Incorporated for each of the two years in the period ended December 31, 2001 were audited by other independent public accountants who have ceased operations. Those independent public accountants expressed an unqualified opinion on the selected per share data and ratios in their report dated March 1, 2002, which included an explanatory paragraph that described Equus Capital Management Corporation’s (the “Management Company”) valuation of investments in portfolio securities in the absence of readily ascertainable market values.

As discussed in Note 3, the financial statements include investments in portfolio securities valued at $48,621,356 (71% of net assets) and $75,553,608 (106% of net assets) as of December 31, 2004 and 2003, respectively, whose values have been estimated by the Management Company and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. Those estimated values may differ materially from the values that would have been used had a ready market for the securities existed.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

March 21, 2005

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

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Houston, Texas

March 1, 2002

EQUUS II INCORPORATED

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
Assets

Investments in portfolio securities at fair value (cost $53,194,666 and $83,129,763, respectively)	$48,621,356	$75,553,608
Restricted cash & temporary investments, at cost which approximates fair value	24,218,234	52,695,202
Cash	12,523	11,296
Temporary cash investments, at cost which approximates fair value	18,563,525	375,583
Accounts receivable	104,964	15,469
Accrued interest and dividends receivable due from portfolio companies	441,644	4,256,557
Escrowed receivables, at fair value	2,660,000	—

Total assets	$94,622,246	$132,907,715

Liabilities and net assets

Liabilities:
Accounts payable and accrued liabilities	$111,981	$240,186
Dividends payable	1,589,160	2,287,194
Due to management company	342,998	357,692
Borrowing under margin account	23,978,450	51,984,089
Revolving line of credit	—	5,000,000
Note payable	—	1,500,000

Total liabilities	26,022,589	61,369,161

Commitments and contingencies

Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 6,506,692 and 6,615,173 shares outstanding, respectively	6,507	6,615
Additional paid-in capital	84,174,979	84,497,378
Undistributed net investment income (losses)	(12,367)	(695,282)
Undistributed net capital gains (losses)	(10,996,152)	(4,694,002)
Unrealized depreciation of portfolio securities, net	(4,573,310)	(7,576,155)

Total net assets	$68,599,657	$71,538,554

Net assets per share	$10.54	$10.81

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Investment income:
Interest income from portfolio securities	$1,832,942	$2,884,655	$1,063,676
Dividend income from portfolio securities	4,184,603	4,276,473	1,661,865
Interest from temporary cash investments	148,223	4,608	21,170
Other income	30,000	—	240,000

Total investment income	6,195,768	7,165,736	2,986,711

Expenses:
Management fee	1,382,680	1,530,016	1,532,152
Director fees and expenses	298,087	245,839	241,266
Professional fees	586,286	298,537	250,704
Administrative fees	50,000	50,000	50,000
Mailing, printing and other expenses	91,000	155,996	119,747
Interest expense	281,057	985,967	573,997
Compensation expense (benefit)	(290,035)	387,002	(14,434)
Excise tax	(37,332)	36,832	36,832
Franchise taxes	127,682	77,514	50,964

Total expenses	2,489,425	3,767,703	2,841,228

Net investment income	3,706,343	3,398,033	145,483

Realized gain (loss) on dispositions of portfolio securities, net	(5,473,638)	(5,508,277)	802,235

Unrealized depreciation of portfolio securities, net:
End of year	(4,573,310)	(7,576,155)	(5,417,014)
Beginning of year	(7,576,155)	(5,417,014)	(4,492,994)

Increase (decrease) in unrealized depreciation of portfolio securities, net	3,002,845	(2,159,141)	(924,020)

Total increase (decrease) in net assets from operations	$1,235,550	$(4,269,385)	$23,698

Increase (decrease) in net assets from operations per share:
Basic	$0.19	$(0.68)	$0.00

Diluted	$0.19	$(0.68)	$0.00

Weighted average shares outstanding, in thousands
Basic	6,462	6,244	6,233

Diluted	6,474	6,244	6,233

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Operations:

Net investment income	$3,706,343	$3,398,033	$145,483
Realized gain (loss) on dispositions of portfolio securities, net	(5,473,638)	(5,508,277)	802,235
Increase (Decrease) in unrealized depreciation of portfolio securities, net	3,002,845	(2,159,141)	(924,020)

Increase (decrease) in net assets from operations	1,235,550	(4,269,385)	23,698

Capital transactions:

Non-cash compensation expense (benefit)	(302,402)	387,002	(14,434)
Increase from officer notes settlement	629,785	—	—
Stock repurchase	(3,008,795)	—	—
Dividends declared	(3,560,205)	(4,556,472)	—
Shares issued in dividend	1,971,045	2,269,278	—
Options exercised by directors and officers	96,125	732,036	—

Decrease in net assets from capital share transactions	(4,174,447)	(1,168,156)	(14,434)

Increase (decrease) in net assets	(2,938,897)	(5,437,541)	9,264

Net assets, at beginning of year	71,538,554	76,976,095	76,966,831

Net assets, at end of year	$68,599,657	$71,538,554	$76,976,095

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Cash flows from operating activities:
Interest and dividends received	$6,167,947	$3,973,977	$912,404
Cash paid to management company, directors, bank and suppliers	(2,934,726)	(3,368,585)	(2,921,745)
Purchase of portfolio securities	(2,048,076)	(5,140,000)	(6,880,071)
Proceeds from dispositions of portfolio securities	25,230,784	8,289,479	6,944,160
Principal payments from portfolio securities	2,371,991	2,369,547	853,522
Sales of restricted temporary cash investments	28,476,968	5,304,797	4,000,000
Advances to portfolio companies	—	(139)	(269)

Net cash provided by operating activities	57,264,888	11,429,076	2,908,001

Cash flows from financing activities:
Advances from bank	3,034,044	5,300,000	246,935,000
Repayments to bank	(8,034,044)	(71,075,000)	(249,360,000)
Borrowings under margin account	120,970,498	292,870,318	—
Repayments under margin account	(148,976,138)	(240,886,229)	—
Borrowing (Repayment) of note payable	(1,500,000)	1,500,000	—
Repurchase of common stock	(3,008,795)	—	—
Dividends paid	(2,287,194)	—	—
Exercise of stock options	96,125	732,036	—
Payments received on officer notes	629,785	—	—

Net cash used by financing activities	(39,075,719)	(11,558,875)	(2,425,000)

Net increase (decrease) in cash and cash equivalents	18,189,169	(129,799)	483,001

Cash and cash equivalents at beginning of year	386,879	516,678	33,677

Cash and cash equivalents at end of year	$18,576,048	$386,879	$516,678

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Continued)

	2004	2003	2002
Reconciliation of increase (decrease) in net assets from operations to net cash provided by operating activities:

Increase (decrease) in net assets from operations	$1,235,550	$(4,269,385)	$23,698

Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by operating activities:

Realized (gain) loss on dispositions of portfolio securities, net	5,473,638	5,508,277	(802,235)
Decrease (increase) in unrealized appreciation, net	(3,002,845)	2,159,141	924,020
Decrease (increase) in accrued interest receivable due from portfolio companies	3,814,913	(1,645,918)	280,468
Increase in accounts receivable and other	(89,495)	(139)	(269)
Accrued interest or dividends exchanged for portfolio securities	(3,753,240)	(1,545,841)	(2,354,775)
Non-cash compensation expense (benefit)	(290,035)	387,002	(14,434)
Increase (decrease) in accounts payable and accrued liabilities	(140,572)	39,304	(66,129)
Increase (decrease) in due to management company	(14,694)	(27,188)	46
Purchase of portfolio securities	(2,048,076)	(5,140,000)	(6,880,071)
Proceeds from dispositions of portfolio securities	25,230,785	8,289,479	6,944,160
Principal payments from portfolio securities	2,371,991	2,369,547	853,522
Sales of restricted temporary cash investments	28,476,968	5,304,797	4,000,000

Net cash provided by operating activities	$57,264,888	$11,429,076	$2,908,001

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SELECTED PER SHARE DATA AND RATIOS

FOR THE FIVE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002	2001	2000
Selected per share data:
Investment income	$0.96	$1.15	$0.48	$0.43	$0.79
Expenses	0.39	0.60	0.46	0.25	0.71

Net investment income	0.57 (1)	0.55	0.02	0.18	0.08
Realized gain (loss) on dispositions of portfolio securities, net	(0.84)	(0.88)	0.13	(1.13)	(0.95)
Increase (decrease) in unrealized appreciation of portfolio securities, net	0.46	(0.35)	(0.15)	(0.57)	0.05

Increase (decrease) in net assets from operations	0.19	(0.68)	—	(1.52)	(0.82)

Capital transactions:
Officers notes settlement	0.10
Dividends declared	(0.57)	(0.72)	—	—	(0.55)
Effect of common stock repurchases	0.18	—	—	0.17	0.46
Dilutive effect of shares issued in common stock dividend and options	(0.17)	(0.14)	—	(0.30)	(0.19)

Net decrease in assets from capital transactions	(0.46)	(0.86)	—	(0.13)	(0.28)

Net increase (decrease) in net assets	(0.27)	(1.54)	—	(1.65)	(1.10)
Net asset value at beginning of year	10.81	12.35	12.35	14.00	15.10

Net asset value at end of year	$10.54	$10.81	$12.35	$12.35	$14.00

Weighted average number of shares outstanding during year, in thousands	6,462	6,244	6,233	6,363	6,457
Market value per share at end of year	$7.71	$8.05	$6.64	$7.79	$8.01

Selected ratios:
Ratio of total expenses to average net assets	3.55%	5.07%	3.69%	1.86%	4.75%
Ratio of net investment income (loss) to average net assets	5.29%	4.58%	0.19%	1.38%	0.57%
Ratio of increase (decrease) in net assets from operations to average net assets	1.76%	(5.75)%	0.03%	(11.57)%	(5.54)%
Total Return	2.90%	21.23%	(14.76)%	(2.75)%	(8.74)%

(1)	Net investment income of $0.57 is calculated as the net investment income of $3,706,343 divided by the weighted average number of shares outstanding during the year of 6,462,138.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2004

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
Holds cash and escrowed receivables
- 32.25% membership interest		$—	$400,000

The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
- 1,335,000 shares of preferred stock		1,335,000	—
- Prime + 2% promissory note with a face amount of $398,383 (2)		—	—
- 15% promissory note (2)		459,546	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,410,000 shares of common stock (1)		1,471,800	15,400,000
- Warrant to purchase 10,000 shares of common stock for $12.50 per share through June 2009		—	—

ConGlobal Industries (Formerly Container Acquisition, Inc.)	February 1997
Shipping container repair & storage
- 24,397,303 shares of common stock		1,370,495	—
- Member interest in CCI-ANI, LLC		1,926,942	570,000
- Promissory note (3)		2,711,139	680,000

CMC Investments, LLC	December 2001
Awaiting liquidation
- 21% membership interest		525,000	65,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2004

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		$3,936,644	$—

The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note (2)		1,000,000	—

ENGlobal, Inc. (AMEX: ENG)	December 2001
Engineering and consulting services
- 1,033,456 shares of common stock		604,058	2,778,878
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—

Equicom, Inc.	July 1997
Radio stations
- 452,000 shares of common stock		141,250	—
- 657,611 shares of preferred stock		6,576,110	—
- 10% subordinated promissory note		4,614,824	1,994,890
- 10% senior subordinated promissory note (1)(3)		905,110	905,110
- 8.81% promissory note (1)		1,031,350	1,031,351

PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 4,192,650 shares of preferred stock (1)(3)		4,192,650	4,192,650
- 350,000 shares of common stock		350,000	650,000

Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 22,858 shares of preferred stock (1)(3)		2,285,800	2,285,800
- 15% promissory notes (1)(3)		4,663,979	4,663,979
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	197,700
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	4,275
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	98,025

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2004

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		$2,850,000	$6,000,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698

Sternhill Partners I, LP	March 2000
Venture capital fund
- 3% limited partnership interest		2,431,604	1,050,000

Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 1,000 shares of common stock		959,632	—

Jones Industrial Services, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 preferred stock		3,500,000	3,200,000
- Warrants to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

Vanguard VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		2,047,934	1,150,000

Total		$53,194,666	$48,621,356

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of December 31, 2004, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest.
(3)	Income on these securities may be paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2004

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

In connection with the investments in Champion Window Holdings, Inc., The Drilltec Corporation, Jones Industrial Services, Inc., and Sovereign Business Forms, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

As defined in the Investment Company Act of 1940, during the year ended December 31, 2004, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., ConGlobal Industries, The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Sovereign Business Forms, Inc., and Spectrum Management, LLC. The fair value of the Fund’s investment in ENGlobal, Inc. includes a discount of $424,836 from the closing market price to reflect the estimated effect of restrictions on the sale of such securities at December 31, 2004.

Income was earned in the amount of $5,898,107, $6,143,310 and $921,273 for the years December 31, 2004, 2003 and 2002, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $119,438, $904,018 and $1,416,797 for the years ended December 31, 2004, 2003 and 2002, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”), ENGlobal, Inc., Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 90% of the total value of the investments in portfolio companies at December 31, 2004.

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane, PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2004

(Continued)

The Fund’s investments in portfolio securities consist of the following types of securities at December 31, 2004:

Type of Securities	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Common stock	$8,833,878	$18,828,878	27.4%
Secured and subordinated debt	16,689,647	10,579,028	15.4%
Preferred stock	17,889,560	9,678,450	14.1%
Limited liability company investments	5,301,942	7,035,000	10.3%
Limited partnership investments	4,479,538	2,200,000	3.2%
Options and warrants	101	300,000	0.5%

Total	$53,194,666	$48,621,356	70.9%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $4,605,980 provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are being made currently on notes aggregating only $2,335,049 in fair value.

The following is a summary by industry of the Fund’s investments as of December 31, 2004:

Industry	Fair Value	Fair Value as a Percentage of Net Assets
Business Products and Services	$14,553,477	21.2%
Engineering and Consulting Services	2,778,878	4.1%
Industrial Products and Services	3,200,000	4.7%
Media	3,931,351	5.7%
Residential Building Products	15,800,000	23.0%
Shipping Products and Services	6,092,650	8.9%
Venture Funds and Other	2,265,000	3.3%

Total	$48,621,356	70.9%

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2003

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Holding Corporation	February 2001
(formerly Alenco Window Holdings II, LLC)
Manufacturer & distributor of alumimnum and vinyl windows
- 22,657 shares of common stock		$227	$3,600,000
- 32.25% membership interest in Alenco Window Holdings, LLC (formerly Reliant Window Holdings, LLC)		—	5,000,000

American Trenchless Technology, LLC	February 2001
Boring, tunneling and directional drilling
- 4,160 shares of common stock		1,324,694	—
- 50% membership interest in Glendale, LLC		300,000	—

The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
- Prime + 2% promissory note with a face amount of $398,383 (2)		—	—
- 15% promissory note (2)		459,545	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,400,000 shares of common stock (1)		1,400,000	19,600,000
- Warrant to purchase 10,000 shares of common stock for $7.18 through July 2008		—	68,200

CMC Investments, LLC	December 2001
Awaiting liquidation
- 21% membership interest		525,000	65,000

Container Acquisition, Inc.	February 1997
Shipping container repair & storage
- Promissory note (1)		3,797,418	2,275,000
- 78,318 shares of preferred stock		7,831,800	—
- Conditional warrant to buy up to 370,588 shares of common stock at $0.01 through February 2007		1,000	—
- 1,370,000 shares of common stock		1,370,000	—
- 85% membership interest in CCI-ANI Finance, LLC		1,571,000	1,300,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2003

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		$3,936,644	$1,000,000

The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note (2)		1,000,000	—

ENGlobal, Inc. (AMEX: ENG)	December 2001
Engineering and consulting services
- 9.5% promissory note (1)		2,340,000	2,340,000
- 2,371,251 shares of common stock		3,449,192	3,494,377
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—

Equicom, Inc.	July 1997
Radio stations
- 10% promissory notes		3,756,730	2,300,000
- 657,611 shares of preferred stock		6,576,110	—
- 452,000 shares of common stock		141,250	—

Jones Industrial Services, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 shares of preferred stock		3,500,000	2,775,000
- Warrant to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 3,811,500 shares of preferred stock (1)(3)		3,811,500	3,800,000
- 350,000 shares of common stock		350,000	—

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2003

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 15% promissory notes (1)(3)		$4,347,709	$4,347,709
- 20,912 shares of preferred stock (1)(3)		2,091,200	1,751,000
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	—
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	—
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	—

Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		2,850,000	3,500,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698

Sternhill Partners I, LP	March 2000
Venture capital fund
- 3% limited partnership interest		2,176,604	700,000

Strategic Holdings, Inc.	September 1995
Processor of recycled glass
- 15% promissory note		6,750,000	6,750,000
- 3,822,157 shares of Series B preferred stock		3,820,624	3,820,624
- Warrant to buy 225,000 shares of common stock at $0.4643 per share through August 2005		—	108,000
- Warrant to buy 100,000 shares of common stock at $1.50 per share through August 2005		—	—
- Warrant to buy 2,219,237 shares of common stock at $0.01 per share through November 2005		—	2,010,000
- 3,089,751 shares of common stock		3,088,389	2,820,000
- 15% promissory note of SMIP, Inc.		175,000	175,000
- 1,000 shares of SMIP, Inc. common stock		150,000	100,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2003

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Turfgrass America, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 12% subordinated promissory note		$288,580	$—
- 12% subordinated promissory note		502,035	—
- 12% subordinated promissory note with a face amount of $4,000,000 (3)		3,940,075	—
- 1,507,226 shares of convertible preferred stock		768,638	—
- Warrants to buy 250,412 shares of common stock at $0.51 per share through April 2010		—	—
- 211,184 shares of common stock		600,000	—

Vanguard VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		1,500,000	550,000

Total		$83,129,763	$75,553,608

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of December 31, 2003, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest.
(3)	Income on these securities may be paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

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

(2) Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit – We currently have approximately $19 million in cash and cash equivalents, and our only debt is the borrowing under the margin account payable. The Fund had a $10,000,000 revolving line of credit with Bank of America, N.A. that expired on January 31, 2004. The line of credit was extended through March 15, 2004 at the reduced maximum borrowing amount of $6,600,000. The Fund used its revolving line of credit to pay operating expenses and for new and follow-on investments in portfolio securities. The Fund had $5,000,000 outstanding under this line of credit at December 31, 2003, which was collateralized by its portfolio securities.

In December 2003, the Fund borrowed an additional $1,500,000 from an individual pursuant to a 9% promissory note, secured by 240,000 shares of common stock of Champion Window Holdings, Inc., due January 31, 2005, in order to fund a follow-on investment. The note was paid in full in April, 2004.

Effective March 15, 2004, the Fund entered into a new $6,500,000 revolving line of credit loan with Frost National Bank. The new line of credit extends through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. The amount outstanding as of December 31, 2004 under the new line of credit is $0 and the availability of such line is approximately $4 million at such date. In March 2005 we extended the line of credit through April 2006, and reduced the amount that may be borrowed to $5,000,000.

The new loan is collateralized by the Fund’s investments in portfolio securities. The provisions of the new revolver include a borrowing base which cannot exceed 10% of the total value of eligible portfolio securities, as defined.

Interest on the new revolving line of credit is payable quarterly at a rate of .50% above the Frost National Bank floating prime rate, adjusted daily. A facility fee of .25% per annum on the unused portion of the line of credit is payable quarterly in arrears and the Fund paid a commitment fee of $65,000 at the closing of the loan in March 2004 and a $25,000 fee in March 2005 to extend the loan through April 2006. The line of credit restricts the Fund’s ability to incur additional indebtedness, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates. The only financial covenant within the line of credit requires the Fund to maintain a ratio of total liabilities to total net assets of not greater than 1.10 to 1.0. The Fund is in compliance with the covenant

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. As of December 31, 2004, the Fund has committed to invest up to an additional $990,000 in the two venture capital funds in its portfolio.

The average daily balances outstanding on the Fund’s line of credit during the years ended December 31, 2004, 2003 and 2002, was $1,355,491, $10,528,228, and $10,842,927, respectively. During the years ended December 31, 2004, 2003 and 2002, the amount of interest and loan fees paid in cash was $298,308, $923,665, and $544,479, respectively.

RIC Borrowings and Restricted Temporary Cash Investments - During 2003 and 2004, we borrowed sufficient funds to maintain our RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

During December 2004, the Fund borrowed $23,978,450 to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $24,218,234. The U.S. Treasury bills were sold and the total amount borrowed was repaid on January 4, 2005.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $48,621,356 (including $2,778,878 in publicly-traded securities, net of a $424,836 Valuation Discount) and $75,553,608 (including $3,494,377 in publicly-traded securities, net of a $1,069,676 Valuation Discount) at December 31, 2004 and 2003, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Escrowed Receivables – In April and May of 2004, we sold our investments in Strategic Holdings, Inc. and Alenco Holding Corporation. A portion of the proceeds from each sale was placed in a cash escrow account to secure the representations and warranties we made to the respective purchasers. We could receive up to an aggregate of $3,371,000 in 2005, 2006 and 2007 from such escrow accounts if no claims are made. At December 31, 2004, we have valued the amounts receivable from the escrows at $2,660,000, because of the uncertainty of collection. We are not aware of any claims that have been made as of December 31, 2004.

Investment Transactions - Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

Cash Flows - For purposes of the Statements of Cash Flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. The Fund includes its investing activities within cash flows from operations. The Fund excludes “Restricted Cash & Temporary Investments” used for purposes of complying with RIC requirements from cash equivalents.

Stock-Based Compensation – The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25.

The weighted average fair value of the stock options granted pursuant to our stock option plans during 2004, 2003 and 2002 was $1.009, $0.623 and $1.287 per share, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2004	2003	2002
Expected life	3 years	10 years	10 years
Risk-free interest rate	2.78%	1.03%	5.15%
Volatility	19.67%	20.15%	21.60%
Dividend Yield	6.89%	8.94%	6.50%

Had the Fund accounted for the options using the fair value method under SFAS 123, the decrease in net assets from operations for each of the three years in the period ended December 31, 2004 would have been:

	2004	2003	2002
Increase (decrease) in net assets from operations, as reported	$1,235,719	$(4,269,385)	$23,698
Stock-based employee compensation expense (benefit) included in increase (decrease) in net assets from operations	(290,035)	387,002	(14,434)
Stock-based employee compensation expense determined using fair value method	(31,749)	(94,874)	(106,903)

Pro forma increase (decrease) in net assets from operations	$913,935	$(3,977,257)	$(97,639)

Net increase (decrease) in net assets from operations per share
Basic, as reported	$0.19	$(0.68)	$—

Basic, pro-forma	$0.14	$(0.64)	$(0.02)

Diluted, as reported	$0.19	$(0.68)	$—

Diluted, pro-forma	$0.14	$(0.64)	$(0.02)

In December 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS 123, Accounting for Stock-Based Compensation, and issued the revised SFAS Statement No. 123R, “Share-Based Payment.” SFAS 123R effectively replaces SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard is effective for awards that are granted, modified or settled in cash for interim or annual periods beginning after June 15, 2005. The adoption of SFAS 123R will require the Fund to begin expensing unvested or newly granted stock options as compensation cost.

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

(4) Management

The Fund has entered into a management agreement with the Management Company. Pursuant to such agreement, the Management Company performs certain services, including certain management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the

Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services. The accompanying Statements of Operations include $50,000 related to such services for each of the three years in the period ended December 31, 2004 The management fees paid by the Fund represent the Management Company’s primary source of revenue and support. The Management Company is controlled by a privately-owned corporation. Additionally, two officers of the Management Company serve as directors of the Fund.

As compensation for services rendered to the Fund during 2004 each director who is not an officer of the Fund received an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board of Directors and a fee of $2,000 for each committee meeting attended ($1,000 for each committee meeting if attended on the same day as a Board Meeting), and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. In addition, each director who is not an officer of the Fund is granted incentive stock options to purchase shares of the Fund’s stock from time to time. (See Note 8). Certain officers and directors of the Fund serve as directors of Portfolio Companies, and may receive and retain fees, including non-employee director stock options, from such Portfolio Companies in consideration for such service. The aggregate amount of such cash fees paid by Portfolio Companies to certain officers and directors of the Fund amounted to $131,750 and $223,500 for the years ended December 31, 2004 and 2003, respectively.

The Management Agreement will continue in effect until May 9, 2005, and from year-to–year thereafter provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund or (ii) a majority of the directors who are not “interested persons” of the Fund, at a meeting called for the purpose of voting on such approval. The Management Agreement may be terminated at any time, without the payment of any penalty, by a vote of the Board of Directors of the Fund or the holders of a majority of the Fund’s shares on 60 days’ written notice to the Management Company, and would automatically terminate in the event of its “assignment” (as defined in the Investment Company Act).

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

The Fund was required to make a distribution of ordinary income for 2004 under income tax regulations. For the year ended December 31, 2004, the Fund had net investment income for book purposes of $3.7 million and $3.5 million for tax purposes. During 2004, the Fund had a net capital loss for book purposes of $5.5 million and a net capital loss for tax purposes of $7.8 million. As of December 31, 2004, the Fund has a capital loss carryforward of $16.0 million, which may be used to offset future taxable capital gains. If not utilized, some of the loss will expire beginning in 2009.

The aggregate cost of investments for federal income tax purposes as of December 31, 2004 was $50.8 million. Such investments had unrealized appreciation of $20.2 million and unrealized depreciation of $24.8 million for book purposes, or net unrealized depreciation of $4.6 million. They had unrealized appreciation of $25.8 million and unrealized depreciation of $25.3 million for tax purposes, or net unrealized appreciation of $0.5 million at December 31, 2004.

For the year ended December 31, 2003, the Fund had net investment income for book purposes of $3.4 million and $3.5 million net investment income for tax purposes. The Fund had a net capital loss for book purposes of $5.5 million and a net capital loss for tax purposes of $5.8 million.

(6) Dividends

During the year ended December 31, 2004, the Fund declared dividends of $3,560,205 ($0.57 per share.) The 2004 dividend was paid in additional shares of common stock or in cash by specific election made by each stockholder. We paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share on January 16, 2005, in connection with such dividend.

During the year ended December 31, 2003, the Fund declared dividends of $4,556,772 ($0.72 per share). The Fund paid $2,287,194 in cash and issued 286,540 additional shares of common stock at $7.919 per share on January 16, 2004 in payment of such dividend.

No dividends were declared for the year ended December 31, 2002.

(7) Portfolio Securities

During the year ended December 31, 2004, the Fund made follow-on investments of $8,570,876 in eight portfolio companies, including $3,753,240 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital loss of $5,473,638 during the year ended December 31, 2004.

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

(8) Stock Option Plan

In 1997, stockholders approved the Equus II Incorporated 1997 Stock Incentive Plan (“Stock Incentive Plan”), which authorizes the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,200 shares of the Fund’s common stock. Options are issued to the officers of the Fund at the discretion of the compensation committee. The options have a ten year life and vest 50% six months after the grant date and 16- 2/3% on the first, second and third anniversaries of the date of the grant.

Under the Stock Incentive Plan, options to purchase 809,000 and 1,033,800 shares of the Fund’s common stock with a weighted average exercise price of $8.68 and $8.47 per share were outstanding at December 31, 2004 and 2003, respectively. Of these options, 779,527 and 829,338 shares, with a weighted average exercise price per share of $8.72 and $8.65, were exercisable at December 31, 2004 and 2003, respectively. Of the outstanding options at December 31, 2004, 751,800 have exercise prices ranging from $7.43 to $9.03 and the remaining options have exercise prices ranging from $14.14 to $24.95. These options expire in November 2007 through May 2014.

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

On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. These options included dividend equivalent rights. Generally accepted accounting principles require that the options be accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation expense (benefit) of $(290,035), $387,002 and $(14,434) during the years ended December 31, 2004, 2003 and 2002, respectively.

Dividend equivalent rights represent the right of the officers of the Fund to receive a credit against the option exercise price for the amount of any dividends paid by the Fund during the option period. In January 2002, the Fund filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC to permit the Fund to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. During its review of such application, the SEC staff advised the Fund that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. Based on the ongoing discussion with the SEC, the Fund has not credited any dividends to the outstanding options or recorded any associated compensation expense for the 2004 or 2003 dividends applicable to dividend equivalent rights. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $387,000 and $650,000, with a credit to accrued compensation, would have been recognized under variable plan accounting in 2004 and 2003, respectively.

Options to purchase 12,500 shares were exercised by one officer of the Fund during 2004 and the Fund received $96,113 in cash from the exercise of such options. During 2003, options to purchase 95,200 shares were exercised by one officer, one former officer and one director of the Fund and the Fund received $732,036 in cash from the exercise of such options.

On September 30, 1999, options to purchase 719,794 shares of common stock of the Fund were exercised by six officers of the Fund for $15.45 per share. Pursuant to the terms of the options, the Stock Incentive Plan, and the Investment Company Act, the Fund loaned the officers the exercise price of $11,124,086 and the officers issued promissory notes, which were secured by the 719,794 shares, to the Fund. In 2001, the Fund agreed to cancel the remaining principal balance and accrued interest on the promissory notes aggregating $11,040,849 in consideration of the officers surrendering to the Fund 844,133 shares of common stock (the shares originally issued and certain shares received as dividends). Pursuant to the terms of the notes, the cancellation of the principal and accrued interest on the notes was based on the net asset value of the shares at date of surrender. The officers retained 71,235 shares of common stock following the cancellation of the notes.

During its review of the exemptive application filed by the Fund in connection with the granting of the dividend equivalent rights as part of the Stock Incentive Plan, the SEC staff raised certain issues with respect to the valuation of the shares held as collateral and the manner in which the notes were settled in 2001. In November 2003, the Fund’s board of directors appointed a special committee of independent directors (Robert L. Knauss, Gary R. Petersen, and Gregory J. Flanagan) to address the SEC staff’s issues and retained Dechert LLP as independent legal counsel to the special committee of the board with respect to the issues raised by the SEC. The Fund responded to the staff’s questions and supplied additional information, and the special committee and counsel met personally with the SEC staff.

In September 2004, the independent directors of the Fund unanimously approved a proposal to resolve the issues surrounding the loan transactions by unwinding the loan transactions and attempting to place the Fund in the position it would have been in had the loan transactions never taken place. In exchange for repayment of the balance of benefits received as a result of the loan transactions, the Fund agreed to formally release each of the Fund’s officers and former officers from any and all claims that the Fund might have with respect to the loan transactions. The aggregate amount requested from current and former officers under the proposal was approximately $863,000, the value of the 71,235 shares retained by the officers plus any dividends received and retained on any of the shares while they were outstanding. In November and December 2004 the Fund issued releases to three officers and one former officer in consideration of their payment to the Fund of an aggregate of $629,785 in cash. Also in December 2004, the Fund, upon recommendation of the special committee and receipt of a fairness opinion, agreed to accept the return of options to purchase 198,000 shares of the Fund’s common stock at $7.69 per share from a second former officer in lieu of a cash payment of $186,574 in exchange for a similar release. In March 2005, the Fund issued a release to one additional former officer in consideration of his payment to the Fund of $23,475.

If all outstanding options for which the market price exceeds the exercise price at December 31, 2004, had been exercised, the Fund’s net asset value would have been reduced by $0.02 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. If the Fund retained the proceeds from the exercise of all such options and did not repurchase shares, net asset value would have been reduced by $0.34 per share. As of December 31, 2003, if all outstanding options for which the market price exceeds the exercise price had been exercised, the fund’s net asset value would have been reduced by $0.06 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

At December 31, 2004, 2003 and 2002, there were potentially dilutive securities of 157,700, 89,100 and 1,086,800, respectively, excluded from the calculation of Diluted EPS as their exercise prices were greater than the average market price for the respective year.

The following table reflects stock option activity for the three years ended December 31, 2004:

	2004	2003	2002
Options outstanding at the beginning of the year	1,033,800	1,086,800	1,073,600
Options granted during the year	15,400	58,700	13,200
Options exercised during the year	(12,500)	(95,200)	—
Options surrendered during the year	(198,000)	—	—
Options expired during the year	(29,700)	(16,500)	—

Options outstanding at the end of the year	809,000	1,033,800	1,086,800

Options exercisable at the end of the year	779,527	829,338	743,588

(9) Subsequent Events

On January 4, 2005, the Fund received $83,853 in cash for a preferred stock dividend payment from PalletOne, which was shown as a dividend receivable at December 31, 2004.

On January 4, 2005, the Fund received the first of three equal cash payments in the amount of $27,574 from the 86,163 shares of common stock sold to ENG. This amount is shown as an accounts receivable at December 31, 2004.

On January 4, 2005, the Fund issued 150,000 stock options (in the aggregate) to two officers at an exercise price on the date of grant of $7.69.

On January 4, 2005, the Fund sold U.S. Treasury Bills for $23,979,363 and repaid the margin loan.

From January 3, 2005 through February 28, 2005, we sold all 1,033,456 of our remaining shares of common stock of ENG for proceeds of $2,493,240, realizing capital gains of $1,889,185.

In March 2005, the Fund extended our revolving line of credit with The Frost National Bank through April 2006. We paid a commitment fee of $25,000 to extend the line of credit, and reduced the amount that may be borrowed to $5,000,000.

(10) Selected Quarterly Data (Unaudited)

	Year Ended December 31, 2004
	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004
Total investment income	$4,268,515	$558,589	$496,469	$872,194
Net investment income	3,802,418	(281,409)	(409,270)	594,604
Increase (decrease) in Stockholders Equity Resulting From Operations	(1,520,326)	1,386,802	(1,445,725)	2,814,799

Basic earnings (loss) per Common Share	$(0.23)	$0.21	$(0.23)	$0.45
Diluted earnings (loss) per Common Share	$(0.23)	$0.21	$(0.23)	$0.45

	Year Ended December 31, 2003
	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003
Total investment income	$849,366	$4,375,103	$891,203	$1,050,064
Net investment income	127,104	3,187,308	(504,600)	588,221
Increase (decrease) in Stockholders Equity Resulting From Operations	2,737,910	(2,968,851)	219,283	(4,257,727)

Basic earnings (loss) per Common Share	$0.44	$(0.48)	$0.04	$(0.68)
Diluted earnings (loss) per Common Share	$0.44	$(0.48)	$0.03	$(0.68)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports filed or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information about the Directors and Executive Officers of the Fund, the Fund’s Audit Committee and the Nominating and Corporate Governance Committtee, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to the Fund’s 2005 Proxy Statement.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is incorporated by reference to the Fund’s 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund’s 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund’s 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding Principal Accountant Fees and Services is incorporated by reference to the Fund’s 2005 Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

		Page
(a)(1)	Financial Statements

	Report of Independent-Registered Public Accounting Firm – PricewaterhouseCoopers LLP	38

	Report of Independent Public Accountants – Arthur Andersen LLP	39

	Balance Sheets December 31, 2004 and 2003	40

	Statements of Operations for the years ended December 31, 2004, 2003 and 2002	41

	Statements of Changes in Net Assets for the years ended December 31, 2004, 2003 and 2002	42

	Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	43

	Selected Per Share Data and Ratios for the five years ended December 31, 2004	45

	Schedule of Portfolio Securities December 31, 2004	46

	Schedule of Portfolio Securities December 31, 2003	51

	Notes to Financial Statements	55

All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable or not present in amounts sufficient to require submission of the schedule.

(a)(3)	Exhibits

3.	Articles of Incorporation and by-laws

	(a) Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.]

(b)    Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.]

10.	Material Contracts

(a)	Form of Management Agreement between the Fund and Equus Capital Management Corporation. [Incorporated by reference to Exhibit A to the Definitive Proxy Statement dated February 24, 1997.]

(b)	1997 Stock Incentive Plan [Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement dated February 24, 1997.]

(c)	Loan Agreement between Equus II Incorporated and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)	Pledge and Security Agreement between Equus II Incorporated and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Revolving Promissory Note between Equus II Incorporated and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Safekeeping Agreement between Equus II Incorporated and The Frost National Bank dated March 15, 2004.

(g)	Form of Indemnification Agreement between Equus II Incorporated and its directors and certain officers.

(h)	Form of Release Agreement between Equus II Incorporated and certain of its officers and former officers.

(i)	Joint Code of Ethics of Equus II Incorporated and Equus Capital Management Corporation (Rule 17j-1)

14.	Code of Business Conduct and Ethics for Members of the Board of Directors, Officers, and Employees.

23.	Consent of PricewaterhouseCoopers, LLP, independent registered public accountants.

31.	Certification Required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

32. Section 1350 Certification

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS II INCORPORATED

/s/ Harry O. Nicodemus IV
Date: March 28, 2005	Harry O. Nicodemus IV
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gregory J. Flanagan (Gregory J. Flanagan)	Director	March 28, 2005

/s/ Robert L. Knauss (Robert L. Knauss)	Director	March 28, 2005

/s/ Brad Orvieto (Brad Orvieto)	Director	March 28, 2005

/s/ Gary R. Petersen (Gary R. Petersen)	Director	March 28, 2005

/s/ John W. Storms (John W. Storms)	Director	March 28, 2005

/s/ Francis D. Tuggle (Francis D. Tuggle)	Director	March 28, 2005

/s/ Edward E. Williams (Edward E. Williams)	Director	March 28, 2005

/s/ Nolan Lehmann (Nolan Lehmann)	President and Director	March 28, 2005

/s/ Sam P. Douglass (Sam P. Douglass)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2005

/s/ Harry O. Nicodemus IV (Harry O. Nicodemus IV)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005