Form 10-Q
period 2005-03-31
EQUUS II INC
filed 2005-05-16
CIK 878932

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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

There were 6,506,692 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 16, 2005. The net asset value of a share at March 31, 2005 was $11.61.

EQUUS II INCORPORATED

(A Delaware Corporation)

ii

EQUUS II INCORPORATED

BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(Unaudited)

	2005	2004
Assets
Investments in portfolio securities at fair value (cost $53,114,390 and $53,194,666, respectively)	$53,592,004	$48,621,356
Restricted cash & temporary investments, at cost which approximates fair value	25,213,577	24,218,234
Cash	10,420	12,523
Temporary cash investments, at cost which approximates fair value	19,166,199	18,563,525
Accounts receivable	87,073	104,964
Accrued interest and dividends receivable	280,022	441,644
Escrowed receivables, at fair value	3,036,000	2,660,000

Total assets	$101,385,295	$94,622,246

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$246,290	$99,614
Accrued compensation	281,868	12,367
Dividends payable	—	1,589,160
Due to management company	377,873	342,998
Borrowing under margin account	24,963,938	23,978,450

Total liabilities	25,869,969	26,022,589

Commitments and contingencies

Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 6,506,692 shares outstanding	6,507	6,507
Additional paid-in capital	84,198,238	84,174,979
Undistributed net investment income (losses)	(437,935)	(12,367)
Undistributed net capital gains (losses)	(8,729,098)	(10,996,152)
Unrealized appreciation (depreciation) of portfolio securities, net	477,614	(4,573,310)

Total net assets	$75,515,326	$68,599,657

Net assets per share	$11.61	$10.54

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	2005	2004
Investment income:
Interest income from portfolio securities	$315,825	$696,253
Dividend income from portfolio securities	156,316	3,572,000
Interest from temporary cash investments	89,647	262
Other income	3,334	—

Total investment income	565,122	4,268,515

Expenses:
Management fee	377,873	348,588
Director fees and expenses	104,829	67,657
Professional fees	121,172	60,899
Administrative fees	12,500	12,500
Mailing, printing and other expenses	19,498	21,377
Interest expense	38,492	251,356
Compensation expense (benefit)	269,501	(300,480)
Franchise taxes	46,825	4,200

Total expenses	990,690	466,097

Net investment income (loss)	(425,568)	3,802,418

Realized gain (loss) on dispositions of portfolio securities, net	2,267,054	(6,119,908)

Unrealized appreciation (depreciation) of portfolio securities, net:
End of period	477,614	(6,778,991)
Beginning of period	(4,573,310)	(7,576,155)

Increase (decrease) in unrealized appreciation of portfolio securities, net	5,050,924	797,164

Total increase (decrease) in net assets from operations	$6,892,410	$(1,520,326)

Increase (decrease) in net assets from operations per share:
Basic	$1.06	$(0.23)

Diluted	$1.05	$(0.23)

Weighted average shares outstanding, in thousands
Basic	6,507	6,615

Diluted	6,542	6,615

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	2005	2004
Operations:
Net investment income	$(425,568)	$3,802,418
Realized gain (loss) on dispositions of portfolio securities, net	2,267,054	(6,119,908)
Increase in unrealized appreciation of portfolio securities, net	5,050,924	797,164

Increase (decrease) in net assets from operations	6,892,410	(1,520,326)

Capital transactions:
Non-cash compensation expense (benefit)	—	(300,480)
Increase from officer notes settlement	23,475	—
Shares issued in dividend	(216)	—

Increase (decrease) in net assets from capital share transactions	23,259	(300,480)

Increase (decrease) in net assets	6,915,669	(1,820,806)
Net assets, at beginning of period	68,599,657	71,538,554

Net assets, at end of period	$75,515,326	$69,717,748

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Interest and dividends received	$202,689	$3,711,319
Cash paid to management company, directors, bank and suppliers	(539,638)	(867,849)
Purchase of portfolio securities	—	(446,800)
Proceeds from dispositions of portfolio securities	2,495,113	266,018
Principal payments from portfolio securities	18,163	135,000
Sales (purchases) of restricted temporary cash investments	(995,343)	2,045,807

Net cash provided by operating activities	1,180,984	4,843,495

Cash flows from financing activities:
Advances from bank	—	3,034,044
Repayments to bank	—	(3,925,000)
Borrowings under margin account	24,963,938	49,998,800
Repayments under margin account	(23,978,450)	(51,984,089)
Dividends paid	(1,589,376)	(2,287,194)
Payments received on officer notes	23,475	—

Net cash used by financing activities	(580,413)	(5,163,439)

Net increase (decrease) in cash and cash equivalents	600,571	(319,944)

Cash and cash equivalents at beginning of period	18,576,048	386,879

Cash and cash equivalents at end of period	$19,176,619	$66,935

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

(Continued)

Reconciliation of increase (decrease) in net assets from operations to net cash provided by operating activities:
Increase (decrease) in net assets from operations	$6,892,410	$(1,520,326)

Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by operating activities:
Realized (gain) loss on dispositions of portfolio securities, net	(2,267,054)	6,119,908
Decrease (increase) in unrealized appreciation, net	(5,050,924)	(797,164)
Decrease (increase) in accrued interest receivable	161,622	597,240
Decrease (increase) in accounts receivable	17,891	(8)
Accrued interest or dividends exchanged for portfolio securities	(541,946)	(1,154,428)
Non-cash compensation expense (benefit)	269,501	(300,480)
Increase (decrease) in accounts payable and accrued liabilities	146,676	(92,168)
Increase (decrease) in due to management company	34,875	(9,104)
Purchase of portfolio securities	—	(446,800)
Proceeds from dispositions of portfolio securities	2,495,113	266,018
Principal payments from portfolio securities	18,163	135,000
Sales (purchases) of restricted temporary cash investments	(995,343)	2,045,807

Net cash provided by operating activities	$1,180,984	$4,843,495

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SUPPLEMENTAL INFORMATION – SELECTED PER SHARE DATA AND RATIOS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	2005	2004
Selected per share data:
Investment income	$0.09	$0.65
Expenses	0.15	0.07

Net investment income (loss) (1)	(0.06)	0.58
Realized gain (loss) on dispositions of portfolio securities, net	0.35	(0.93)
Increase in unrealized appreciation of portfolio securities, net	0.78	0.12

Increase (decrease) in net assets from operations	1.07	(0.23)

Capital transactions:
Non-cash compensation expense	—	(0.04)

Net decrease in assets from capital transactions	—	(0.04)

Net increase (decrease) in net assets	1.07	(0.27)
Net asset value at beginning of period	10.54	10.81

Net asset value at end of period	$11.61	$10.54

Weighted average number of shares outstanding during period, in thousands	6,507	6,615

Market value per share at end of period	$8.09	$7.79

Selected ratios:
Ratio of total expenses to average net assets	1.37%	0.66%
Ratio of net investment income (loss) to average net assets	(0.59)%	5.38%
Ratio of increase (decrease) in net assets from operations to average net assets	9.57%	(2.15)%
Total shareholder return	4.93%	(3.23)%

(1)	Net investment income (loss) is calculated as the net investment income (loss) divided by the weighted average number of shares outstanding during the period.

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2005

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
Holds cash and escrowed receivables
- 32.25% membership interest		$—	$450,000

The Bradshaw Group	May 2000
Sells and services mid-range and high-speed printing equipment
- Prime + 2% promissory note with a face amount of $398,383 (2)		—	250,000
- 15% promissory note (2)		459,545	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,410,000 shares of common stock (1)		1,471,800	22,000,000
- Warrant to purchase 10,000 shares of common stock for $12.50 per share through June 2009		—	32,000

ConGlobal Industries, Inc. (Formerly Container Acquisition, Inc.)	February 1997
Shipping container repair & storage
- 24,397,303 shares of common stock		1,370,495	—
- Member interest in CCI-ANI, LLC		1,926,942	570,000
- Promissory note (3)		2,758,861	680,000

CMC Investments, LLC	December 2001
Awaiting liquidation
- 21% membership interest		525,000	65,000

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2005

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		$3,936,643	$—

The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note (2)		1,000,000	—

ENGlobal Corporation (AMEX: ENG)	December 2001
Engineering and consulting services
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—

Equicom, Inc.	July 1997
Radio stations
- 452,000 shares of common stock		141,250	—
- 657,611 shares of preferred stock		6,576,110	—
- 10% subordinated promissory note		4,614,824	1,994,201
- 10% senior subordinated promissory note (1)(3)		927,612	927,612
- 8.81% promissory note (1)		1,013,187	1,013,187

PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 4,192,650 shares of preferred stock (1)		4,192,650	4,192,650
- 350,000 shares of common stock		350,000	650,000

Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 22,858 shares of preferred stock (1)(3)		2,337,300	1,889,455
- 15% promissory notes (1)(3)		4,860,545	4,860,544
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	—
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	—
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	—

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2005

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value

Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		$2,850,000	$7,000,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698
- 12.75% subordinated promissory note (1)		223,657	223,657

Sternhill Partners I, L.P.	March 2000
Venture capital fund
- 3% limited partnership interest		2,431,604	740,000

Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 1,000 shares of common stock		959,632	—

Jones Industrial Holdings, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 preferred stock		3,500,000	3,700,000
- Warrants to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

Vanguard Ventures VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		2,047,934	1,050,000

Total		$53,114,390	$53,592,004

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of March 31, 2005, the Fund has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective portfolio companies. However, the portfolio companies are still liable for such notes and related interest, and they may be collected in the future.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2005

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs. In connection with the investments in Champion Window Holdings, Inc., The Drilltec Corporation, Jones Industrial Services, Inc. and Sovereign Business Forms, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

As defined in the Investment Company Act of 1940, at March 31, 2005, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., ConGlobal Industries, Inc., The Drilltec Corporation, Equicom, Inc. (“Equicom”), PalletOne, Inc., Sovereign Business Forms, Inc., and Spectrum Management LLC.

Income was earned in the amount of $472,141 and $4,213,288 for the three months ended March 31, 2005 and 2004, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $0 and $54,965 for the three months ended March 31, 2005 and 2004, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”), ENGlobal Corporation, Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 97% of the total value of the investments in portfolio companies at March 31, 2005.

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2005

(Unaudited)

(Continued)

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane, PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at March 31, 2005:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$8,229,820	$22,650,000	30.0%
Secured and subordinated debt	17,161,929	11,252,899	14.9%
Preferred stock	17,941,060	9,782,105	13.0%
Limited liability company investments	5,301,942	8,085,000	10.7%
Limited partnership investments	4,479,538	1,790,000	2.4%
Options and warrants	101	32,000	0.0%

Total	$53,114,390	$53,592,004	71.0%

The following is a summary by industry of the Fund’s investments as of March 31, 2005:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$15,527,354	20.6%
Industrial Products and Services	3,700,000	4.9%
Media	3,935,000	5.2%
Residential Building Products	22,482,000	29.8%
Shipping Products and Services	6,092,650	8.1%
Venture Funds and Other	1,855,000	2.4%

Total	$53,592,004	71.0%

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

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

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow internally or by acquiring other businesses. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in portfolio companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund elected to be treated as a business development company under the Investment Company Act of 1940. For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). The Fund has entered into a management agreement with Equus Capital Management Corporation, a Delaware corporation (the “Management Company” or “ECMC”).

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The unaudited financial statements have been prepared consistent with the accounting policies reflected in the Fund’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC and should be read in conjunction therewith. In management’s opinion, the unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

(2)	Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit – At March 31, 2005, we had cash and unrestricted temporary investments of approximately $19.2 million. We had $53,592,004 of our total assets of $101,385,295 invested in portfolio securities of sixteen entities, including twelve portfolio companies, two venture capital funds, and two entities which have disposed of substantially all of their assets and are awaiting liquidation. $24,963,938 of our remaining assets were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. These securities were held by a securities brokerage firm and were pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on April 4, 2005.

We had a $10,000,000 revolving line of credit with Bank of America, N.A. that expired on January 31, 2004. The line of credit was extended through March 15, 2004 at the reduced maximum borrowing amount of $6,600,000. We used our revolving line of credit to pay operating expenses and for new and follow-on investments in portfolio securities.

Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with The Frost National Bank, which extended through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. In March 2005, we extended our revolving line of credit with The Frost National Bank through April 2006. We paid a commitment fee of $25,000 to extend the line of credit, and reduced the amount that may be borrowed to $5,000,000. There is no outstanding balance as of March 31, 2005, under the new line of credit, and the availability of such line is approximately $5 million.

The new loan is collateralized by our investments in portfolio securities. The provisions of the new revolver include a borrowing base that cannot exceed the lesser of 10% of the total value of eligible portfolio securities or $5,000,000. Interest on the new revolving line of credit is payable quarterly at a rate of .50% above the floating prime rate, adjusted daily. A facility fee of .25% per annum on the unused portion of the line of credit is payable quarterly in arrears. We paid a commitment fee of $65,000 at the closing of the loan in March 2004 and a $25,000 fee in March 2005 to extend the loan through April 2006. Management believes that cash on hand and the new line of credit will provide us with sufficient liquidity to meet our known obligations, including expected follow-on investments, during 2005.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in and our estimated fair value of the portfolio company could be reduced. As of March 31, 2005, we have committed to invest up to an additional $997,500 in the two venture capital funds in our portfolio.

At March 31, 2005 and 2004, the Fund was being charged interest at a rate of 6.25% and 4.5%, respectively, on its line of credit. The average daily balances outstanding on the Fund’s line of credit during the three months ended March 31, 2005, and 2004 was $0 and $5,090,520, respectively. During the three months ended March 31, 2005 and 2004, the amount of interest and loan fees paid in cash was $39,115 and $241,512, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments - Because of the nature and size of its portfolio investments, the Fund periodically borrows money utilizing a margin account with a securities brokerage firm to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. As of March 31, 2005 and 2004, the Fund borrowed $24,963,938 and $49,998,800, respectively. The Fund collateralized such borrowings with restricted cash and temporary investments of $25,213,577 and $50,649,357 at March 31, 2005 and 2004, respectively. The temporary investments were sold, and the total amounts borrowed were repaid on April 4, 2005 and April 1, 2004. The Management Company believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund and the Fund’s shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to stockholders would be subject to income tax as ordinary dividends.

(3)	Significant Accounting Policies

Valuation of Investments – Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States of America and the financial reporting policies of the Securities and Exchange Commission (“SEC”). The applicable methods prescribed by such principles and policies are described below:

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $53,592,004 (including no publicly-traded securities) and $48,621,356 (including $2,778,878 in publicly-traded securities, net of a $424,836 valuation discount) at March 31, 2005 and December 31, 2004, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables – In April and May of 2004, we sold our investments in Strategic Holdings, Inc. and Alenco Holding Corporation. A portion of the proceeds from each sale was placed in a cash escrow account to secure the representations and warranties we made to the respective purchasers. We could receive up to an aggregate of $3,371,000 in 2005, 2006 and 2007 from such escrow accounts if no claims are made. At March 31, 2005, we have valued the amounts receivable from the escrows at $3,036,000, because of the uncertainty of collection. We are not aware of any claims against the escrow that have been made as of March 31, 2005.

Cash Flows - For purposes of the Statements of Cash Flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. The Fund includes its investing activities within cash flows from operations.

Stock-Based Compensation – The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25. Had the Fund accounted for the options using the fair value method under SFAS 123, the increase (decrease) in net assets from operations for the three months ended March 31, 2005 and 2004, respectively, would have been:

	2005	2004
Increase (decrease) in net assets from operations, as reported	$6,892,411	$(1,520,326)

Stock-based employee compensation expense (benefit) included in increase (decrease) in net assets from operations	269,501	(300,480)

Stock-based employee compensation expense determined using fair value method	(23,068)	(8,543)

Pro forma increase (decrease) in net assets from operations	$7,138,844	$(1,829,349)

Net increase (decrease) in net assets from operations per share
Basic, as reported	$1.06	$(0.23)

Basic, pro-forma	$1.10	$(0.28)

Diluted, as reported	$1.05	$(0.23)

Diluted, pro-forma	$1.09	$(0.28)

In December 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS 123, Accounting for Stock-Based Compensation, and issued the revised SFAS Statement No. 123R, “Share-Based Payment.” SFAS 123R effectively replaces SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard is effective for awards that are granted, modified or settled in cash for interim or annual periods beginning after January 1, 2006. The adoption of SFAS 123R will require the Fund to begin expensing unvested or newly granted stock options as compensation cost.

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

The Fund has entered into a management agreement with the Management Company. Pursuant to such agreement, the Management Company performs certain services, including management and administrative services necessary for the operation of the Fund. The Management Company receives a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The Management Company also receives compensation for providing certain investor communication services. The accompanying Statements of Operations include $12,500 related to such services for each of the three months ended March 31, 2005 and 2004. The management fees paid by the Fund represent the Management Company’s primary source of revenue and support. The Management Company is controlled by a privately-owned corporation.

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

The Management Agreement will continue in effect until May 9, 2006, and from year-to–year thereafter provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund or (ii) a majority of the directors who are not “interested persons” of the Fund, at a meeting called for the purpose of voting on such approval. The Management Agreement may be terminated at any time, without the payment of any penalty, by a vote of the Board of Directors of the Fund or the holders of a majority of the Fund’s shares on 60 days’ written notice to the Management Company, and would automatically terminate in the event of its “assignment” (as defined in the Investment Company Act).

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

The Fund declared no dividends during the three months ended March 31, 2005 and 2004. On January 16, 2005, the Fund paid $1,589,377 in cash for a dividend that had been declared in 2004 and on January 16, 2004, the Fund paid $2,287,194 in cash for a dividend which had been declared in 2003.

(7)	Portfolio Securities

During the three months ended March 31, 2005, the Fund made follow-on investments of $541,946 in four companies, all in the form of interest or dividends paid in kind or original issue discount amortization. In addition, the Fund realized a net capital gain of $2,267,054 during the three months ended March 31, 2005.

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

Under the Stock Incentive Plan, options to purchase 959,000 and 1,033,800 shares of the Fund’s common stock with a weighted average exercise price of $8.53 and $8.47 per share were outstanding at March 31, 2005 and 2004, respectively. Of these options, 779,527 and 829,338 shares, with a weighted average exercise price per share of $8.72 and $8.65 were exercisable at March 31, 2005 and 2004, respectively. Of the outstanding options at March 31, 2005, 901,800 have exercise prices ranging from $7.43 to $9.03 and the remaining options have exercise prices ranging from $14.14 to $24.95. These options expire in November 2007 through January 2015.

On May 7, 2004, options to acquire a total of 15,400 shares at $7.72 per share were issued to the non-officer directors. On January 4, 2005 options to purchase 150,000 shares at $7.69 per share were issued to two of the Fund’s officers. On December 24, 2003, options to purchase 40,000 shares at $7.85 per share were issued to a new officer of the Fund. On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. These options included dividend equivalent rights. Because of these rights, the options are accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation expense (benefit) of $269,501 during the three months ended March 31, 2005. The fund added $269,501 to its accrued liability related to the non-cash compensation, equivalent to the value of the options at March 31, 2005.

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

In January 2002, the Fund filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC to permit the Fund to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. Dividend equivalent rights represent the right of the officers of the Fund to receive a credit against the option exercise price for the amount of any dividends paid by the Fund during the option period. During its review of such application, the SEC staff advised the Fund that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. Based on the ongoing discussion with the SEC, the Fund has not credited any dividends to the outstanding options or recorded any associated compensation expense for the 2004 or 2003 dividends applicable to dividend equivalent rights. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $387,000 and $650,000 with a credit to accrued compensation, would have been recognized under variable plan accounting in the fourth quarter of 2004 and 2003, respectively.

During its review of the exemptive application filed by the Fund in connection with the granting of the dividend equivalent rights as part of the Stock Incentive Plan, the SEC staff raised certain issues with respect to the valuation of the shares held as collateral and the manner in which the notes were settled in 2001. In November 2003, the Fund’s board of directors appointed a special committee of independent directors to address the SEC staff’s issues and retained independent legal counsel with respect to the issues raised by the SEC. The Fund responded to the staff’s questions and supplied additional information, and the special committee and counsel met personally with the SEC staff.

In September 2004, the independent directors of the Fund unanimously approved a proposal to resolve the issues surrounding the loan transactions by unwinding the loan transactions and attempting to place the Fund in the position it would have been in had the loan transactions never taken place. In exchange for repayment of the balance of benefits received as a result of the loan transactions, the Fund agreed to formally release each of the Fund’s officers and former officers from any and all claims that the Fund might have with respect to the loan transactions. In connection with the resolution of this matter, the Fund issued a release to one additional former officer in consideration of his payment to the Fund of $23,475 in March 2005.

Options to purchase 12,500 shares were exercised by one officer of the Fund during 2004 and the Fund received $96,125 in cash from the exercise of such options.

If all outstanding options for which the market price exceeds the exercise price at March 31, 2005 and December 31, 2004, had been exercised, the fund’s net asset value would have been reduced by $0.06 and $0.02 per share, respectively, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

(9)	Subsequent Events

On February 18, 2005, Champion Window Holdings, Inc. retained an investment banker to explore strategic alternatives for maximizing shareholder value. The company has received several indications of interest from potential acquirers. The Fund has also received an indication of interest from a potential acquirer of Spectrum Management, LLC.

On April 4, 2005, the Fund sold U.S. Treasury bills for $25,000,000 and repaid our margin loan.

On April 5, 2005, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at March 31, 2005.

On April 12, 2005, the Fund received a cash payment of $898,667 from the Strategic Holdings, Inc. escrow account to be applied against the escrow receivable.

In January 2005, Equus Corporation International (“ECI”), the majority owner of Equus Capital Management Corporation, the investment adviser to the Fund, and Moore, Clayton & Co., Inc. (“Moore, Clayton”) entered into an agreement for Moore, Clayton to acquire ECI’s ownership interest in ECMC. As part of the overall transaction a proposal was also made for the Fund to enter into a new management agreement with Moore, Clayton Capital Advisors, Inc. (“MCCA”), a newly formed subsidiary of Moore, Clayton, and a new administration agreement with Equus Capital Administration Company, Inc., also a newly formed subsidiary of Moore, Clayton. Since under the Investment Company Act the change in ownership of ECMC would result in the automatic termination of the Fund’s current management agreement, the Fund’s Board of Directors appointed a special committee (the “Special Committee”) to review strategic alternatives for the Fund. The Special Committee and the Board considered a number of alternatives, including (1) entering into the proposed management agreement with MCCA; (2) retaining an investment adviser other than MCCA; (3) merging the Fund with another business development company; and (4) liquidating the Fund. On April 6, 2005, the Fund’s Board, including a majority of the independent directors, reviewed and approved the proposed management agreement with MCCA and voted to recommend the proposed management agreement to the Fund’s stockholders for their approval at the 2005 annual meeting of stockholders. One director abstained from such vote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus II Incorporated is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. We had investments in sixteen entities, including twelve portfolio companies, two venture capital funds and two entities which have disposed of substantially all of their assets and are awaiting liquidation at March 31, 2005. We had investments in sixteen portfolio companies and two venture capital funds at March 31, 2004. We did not make any new investments during the three months ended March 31, 2005 or 2004.

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

We derive our cash flow from interest and dividends received and sales of securities from our investment portfolio. We pay certain administrative costs, management fees to the Management Company overseeing the portfolio, and interest expense on our borrowings. We also spend our cash on new investments, or follow-on investments which may be required by certain portfolio companies. Prior to 2004, our cash flow from interest and dividends was not sufficient to cover our expenses and follow-on investments. Because our investments are illiquid, we utilized leverage to provide the required funds, and the leverage was then repaid from the sale of portfolio securities. In April and May of 2004, we sold securities of two portfolio companies and paid off our loans. We have maintained substantial amounts of cash and cash equivalents since May 2004.

We have distributed to our stockholders any net taxable investment income or realized capital gains on an annual basis. We declared a net investment income dividend of $0.57 per share in 2004, all of which was qualifying dividend income.

Since we are a closed-end business development company, stockholders have no right to present their shares to the Fund for redemption. Because our shares continue to trade at a discount, our Board of Directors has determined that it would be in the best interest of our stockholders for the Fund to be authorized to attempt to reduce or eliminate the market value discount from net asset value. Accordingly, from time to time we may, but we are not required to, repurchase our shares (including by means of tender offers) to attempt to reduce or eliminate the discount or to increase the net asset value of our shares.

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

Privately-held portfolio securities - The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by our Board of Directors. As a general principle, the current “fair value” of an investment is the amount we might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Management Company’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Liquidity and Capital Resources

At March 31, 2005, we had cash and unrestricted temporary investments of approximately $19.2 million. We had $53,592,004 of our total assets of $101,385,295 invested in portfolio securities of sixteen entities, including twelve portfolio companies, two venture capital funds, and two entities which have disposed of substantially all of their assets and are awaiting liquidation. $24,963,938 of our remaining assets were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. These securities were held by a securities brokerage firm and were pledged along with cash and other securities to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on April 4, 2005.

Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with The Frost National Bank, which extended through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. In March 2005, the Fund extended our revolving line of credit with The Frost National Bank through April 2006. We paid a commitment fee of $25,000 to extend the line of credit, and reduced the amount that may be borrowed to $5,000,000. There is no outstanding balance as of March 31, 2005, under the new line of credit, and the availability of such line is approximately $5 million.

The new loan is collateralized by our investments in portfolio securities. The provisions of the new revolver include a borrowing base that cannot exceed the lesser of 10% of the total value of eligible portfolio securities or $5,000,000. Interest on the new revolving line of credit is payable quarterly at a rate of .50% above the floating prime rate, adjusted daily. A facility fee of .25% per annum on the unused portion of the line of credit is payable quarterly in arrears. We paid a commitment fee of $65,000 at the closing of the loan in March 2004 and a $25,000 fee in March 2005 to extend the loan through April 2006. Management believes that cash on hand and the new line of credit will provide us with sufficient liquidity to meet our known obligations, including expected follow-on investments, during 2005.

On April 8, 2004, we sold our interest in Strategic Holdings, Inc and SMIP, Inc. Proceeds from such sale were used to pay off our existing borrowings under our line of credit and the promissory note referenced above. The remaining proceeds may be used for new or follow-on investments or other corporate purposes.

We declared a net investment income dividend of $0.57 per share for 2004, or $3,560,205. We paid $1,589,376 in cash and issued 260,719 additional shares of common stock at $7.56 per share on January 16, 2005.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in and our estimated fair value of the portfolio company could be reduced. As of March 31, 2005, we have committed to invest up to an additional $997,500 in the two venture capital funds in our portfolio.

Net cash provided by operating activities was $1,180,984 and $4,843,495 for the three months ended March 31, 2005 and 2004, respectively. Approximately $11.2 million in estimated value of our investments are in the form of notes receivable from portfolio companies. However, only three of the portfolio companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $2,821,673 in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments to maintain our tax status as a RIC. During the three months ended March 31, 2005 and 2004, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment (loss) income after all expenses amounted to ($425,568) and $3,802,418 for the three months ended March 31, 2005 and 2004, respectively. Income from portfolio securities was $472,141 for the three months ended March 31, 2005 and $4,268,253 for the comparable period in 2004. The decrease from 2004 to 2005 is due to a cash dividend of $3,525,000 received in 2004 from Champion Window Holdings, Inc. Director fees and expenses increased to $104,829 at March 31, 2005 from $67,657 in 2004. Professional fees increased to $121,172 at March 31, 2005, from $60,899 in 2004.

The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $377,873 and $348,588 during the three months ended March 31, 2005 and 2004, respectively. The increase in management fees during the three months ended March 31, 2005, was due to an increase in net assets between the two periods which was primarily from the $5.9 million valuation increase at Champion Window Holdings, Inc.

Director fees and expenses increased by $37,172 at March 31, 2005, from the same period in 2004 due primarily to eight Special Committee meetings in 2005 and three full board meetings for 2005 compared to one full board meeting in 2004.

Professional Fees increased by $60,273 for the three months ended March 31, 2005 over the comparable period in 2004. These increases are primarily due to legal fees incurred in connection with the SEC matter, annual report, proxy and the consideration of strategic alternatives for the benefit of the Fund’s shareholders.

Interest expense decreased to $38,492 in 2005 from $251,356 in 2004 due to the fact that fees paid to extend the line of credit at Bank of America, NA were higher than fees related to acquiring and extending the new line of credit with Frost National Bank. Also, the average balance of borrowings was lower in 2005.

Generally accepted accounting principles require that the options issued by the Fund be accounted for using variable plan accounting. Such accounting resulted in non-cash compensation expense (benefit) of $269,501 and $(300,480) during the quarters ended March 31, 2005 and March 31, 2004, respectively. The large change is due to the fluctuation in the Fund’s closing stock market price from the beginning of the quarter to the price at the end of the quarter in relation to the exercise price of the stock options (the majority of the options have an exercise price of $7.69). In 2005, the market price increased from a January 1, 2005 market price of $7.71 to an ending market price at March 31, 2005 of $8.09. In 2004, the market price decreased from a market price at January 1, 2004 of $8.05 to an ending market price at March 31, 2004 of $7.79.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2005, we realized net capital gains of $2,267,054 from the disposition of securities in one portfolio company and a reduction in the discounts on the escrow receivable related to the sales of two former portfolio companies. We sold 1,033,457 shares of ENGlobal Corporation (“ENG”) common stock, realizing a capital gain of $1,890,142. We increased the value of the escrow account of Strategic Holdings, Inc. for a capital gain of $331,000 and increased the value of the escrow account of Alenco Holding Corp. for a capital gain of $45,000. In addition, we realized a short-term capital gain of $912 on our U.S. Treasury bills.

During the three months ended March 31, 2004, we realized net capital losses of $6,119,908 from the sale or disposition of securities of two portfolio companies. We sold 286,294 shares of ENG common stock, realizing a capital loss of $72,640. We exchanged our investment in Turfgrass America, Inc. (“TAI”) for an investment in a new entity which acquired the assets and business of TAI, realizing a capital loss of $6,049,696. The $6,049,696 had been recorded as an unrealized loss at December 31, 2003, so this transaction had no effect on net assets during the quarter ended March 31, 2004. In addition, we realized a short-term capital gain of $2,428 on our U.S. Treasury bills.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized appreciation on investments increased by $5,050,924 during the three months ended March 31, 2005, from a net unrealized depreciation of ($4,573,310) to a net unrealized appreciation of $477,614. The increase in appreciation resulted from increases in the estimated fair values of six of our portfolio companies aggregating $8,432,000, of which Champion Window Holdings, Inc. accounted for $6,632,000. The Fund had decreases in the estimated fair values of six of our portfolio companies aggregating ($1,490,934), with Sovereign Business Forms, Inc. accounting for ($747,845). The Fund also transferred ($1,890,142) in unrealized appreciation to realized capital gains from the sale of all its common stock of ENG.

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

Dividends

We declared no dividends for the three months ended March 31, 2005 and 2004. On January 16, 2005 we paid cash dividends of $1,589,376 for dividends declared in 2004. On January 16, 2004, we paid cash dividends of $2,287,194 for dividends declared in 2003.

Portfolio Investments

During the three months ended March 31, 2005, we made follow-on investments of $541,946 in four portfolio companies, all of which were in the form of accrued interest, dividends, and original issue discount received in the form of additional portfolio securities.

For the quarter ended March 31, 2005, we received an additional 515 shares of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends. In addition, Sovereign elected to convert $196,565 of accrued interest into the balance of the 15% promissory notes due to us.

For the quarter ended March 31, 2005 Spectrum Management, LLC elected to convert $223,657 of accrued interest into a new 12.75% promissory note with interest and principal due at maturity on January 31, 2006.

During the quarter ended March 31, 2005, all 1,033,457 shares of ENG common stock were sold, realizing a capital gain of $1,890,142.

During the quarter ended March 31,2005, Equicom, Inc. made three principal payments on its 8.81% promissory note of $18,163, reducing the note balance to $1,013,187. Equicom also elected to convert $22,502 of accrued interest into the balance of the 10% promissory note due to us.

For the quarter ended March 31, 2005, we recorded $47,722 as amortization of original issue discount on our non-interest bearing note receivable from ConGlobal Industries, Inc.

Subsequent Events

On February 18, 2005, Champion Window Holdings, Inc. retained an investment banker to explore strategic alternatives for maximizing shareholder value. The company has received several indications of interest from potential acquirers. The Fund has also received an indication of interest from a potential acquirer of Spectrum Management, LLC.

On April 4, 2005, the Fund sold U.S. Treasury bills for $25,000,000 and repaid our margin loan.

On April 5, 2005, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at March 31, 2005.

On April 12, 2005, the Fund received a cash payment of $898,667 from the Strategic Holdings, Inc. escrow account to be applied against the escrow receivable.

In January 2005, Equus Corporation International (“ECI”), the majority owner of Equus Capital Management Corporation, the investment adviser to the Fund, and Moore, Clayton & Co., Inc. (“Moore, Clayton”) entered into an agreement for Moore, Clayton to acquire ECI’s ownership interest in ECMC. As part of the overall transaction a proposal was also made for the Fund to enter into a new management agreement with Moore, Clayton Capital Advisors, Inc. (“MCCA”), a newly formed subsidiary of Moore, Clayton, and a new administration agreement with Equus Capital Administration Company, Inc., also a newly formed subsidiary of Moore, Clayton. Since under the Investment Company Act the change in ownership of ECMC would result in the automatic termination of the Fund’s current management agreement, the Fund’s Board of Directors appointed a special committee (the “Special Committee”) to review strategic alternatives for the Fund. The Special Committee and the Board considered a number of alternatives, including (1) entering into the proposed management agreement with MCCA; (2) retaining an investment adviser other than MCCA; (3) merging the Fund with another business development company; and (4) liquidating the Fund. On April 6, 2005, the Fund’s Board, including a majority of the independent directors, reviewed and approved the proposed management agreement with MCCA and voted to recommend the proposed management agreement to the Fund’s stockholders for their approval at the 2005 annual meeting of stockholders. One director abstained from such vote.

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

Borrowings under our lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under our lines of credit for the three months ended March 31, 2005 and 2004, respectively, of approximately $0 and $6,590,520, a change of one percent in the interest rate would have caused a change in interest expense of approximately $0 and $65,905. This change would have resulted in a change of $0.00 and $0.01 in the net asset value per share at March 31, 2005 and 2004, respectively. We did not enter into our credit facility for trading purposes and the line of credit carries interest at a pre-agreed upon percentage point spread from the prime rate. We obtained a new line of credit effective March 15, 2004, which expires on March 31, 2005. In March 2005, the Fund extended our revolving line of credit with The Frost National Bank through April 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our liquidity and capital resources.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. At March 31, 2005, we had investments in twelve portfolio companies, two venture capital funds and and two entities which have disposed of substantially all of their assets and are awaiting liquidation. The value of one of our investments, in a business which manufactures residential windows primarily for new construction, was 29% of our net asset value and 41% of our investments in portfolio company securities (at fair value) at March 31, 2005. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect our net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 6. Exhibits.

3.	Articles of Incorporation and By-laws

(a)	Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.]

10.	Material contracts

(a)	Form of Management Agreement between the Fund and Equus Capital Management Corporation. [Incorporated by reference to Exhibit A to the Definitive Proxy Statement dated February 24, 1997.]

(b)	1997 Stock Incentive Plan [Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement dated February 24, 1997.]

(c)	Loan Agreement between Equus II Incorporated and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.]

(d)	Pledge and Security Agreement between Equus II Incorporated and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.]

(e)	Revolving Promissory Note between Equus II Incorporated and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.]

(f)	Second Modification Agreement dated as of March 31, 2005, between The Frost National Bank, a national banking association, and Equus II Incorporated.

(g)	Safekeeping Agreement between Equus II Incorporated and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit (10)f) to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.]

(h)	Form of Indemnification Agreement between Equus II Incorporated and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.]

(i)	Form of Release Agreement between Equus II Incorporated and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.]

(j)	Joint Code of Ethics of Equus II Incorporated and Equus Capital Management Corporation (Rule 17j-1). [Incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.]

14.	Code of Business Conduct and Ethics for Members of the Board of Directors, Officers, and Employees. [Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification by Chairman and Chief Executive Officer

(b)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(a)	Certification by Chairman and Chief Executive Officer

(b)	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 16, 2005	EQUUS II INCORPORATED

/s/ Harry O. Nicodemus IV
Harry O. Nicodemus IV
Chief Financial Officer