Form 10-Q
period 2005-06-30
EQUUS II INC
filed 2005-08-15
CIK 878932

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

There were 7,376,592 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 15, 2005. The net asset value of a share at June 30, 2005 was $11.40.

EQUUS II INCORPORATED

(A Delaware Corporation)

EQUUS II INCORPORATED

BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(Unaudited)

	2005	2004
Assets

Investments in portfolio securities at fair value (cost $54,309,187 and $53,194,666, respectively)	$57,458,005	$48,621,356
Restricted cash & temporary investments, at cost which approximates fair value	40,378,760	24,218,234
Cash	6,706,497	12,523
Temporary cash investments, at cost which approximates fair value	17,729,209	18,563,525
Accounts receivable	72,627	104,964
Accrued interest and dividends receivable	451,098	441,644
Escrowed receivables, at fair value	2,137,333	2,660,000

Total assets	$124,933,529	$94,622,246

Liabilities and net assets

Liabilities:
Accounts payable and accrued liabilities	$827,550	$99,614
Accrued compensation	—	12,367
Dividends payable	—	1,589,160
Due to management company	23,246	342,998
Borrowing under margin account	39,978,970	23,978,450

Total liabilities	40,829,766	26,022,589

Commitments and contingencies

Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 7,376,592 and 6,506,692 shares outstanding, respectively	7,377	6,507
Additional paid-in capital	91,456,960	84,174,979
Undistributed net investment income (losses)	(1,796,005)	(12,367)
Undistributed net capital gains (losses)	(8,713,387)	(10,996,152)
Unrealized appreciation (depreciation) of portfolio securities, net	3,148,818	(4,573,310)

Total net assets	$84,103,763	$68,599,657

Net assets per share	$11.40	$10.54

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
Investment income:
Interest income from portfolio securities	$333,953	$455,641
Dividend income from portfolio securities	157,416	48,100
Interest from temporary cash investments	82,760	24,848
Other income	—	30,000

Total investment income	574,129	558,589

Expenses:
Management fee	420,519	352,642
Director fees and expenses	142,519	87,602
Professional fees	255,934	227,369
Administrative fees	12,500	12,500
Mailing, printing and other expenses	139,755	46,434
Interest expense	25,167	12,358
Compensation expense (benefit)	283,259	23,629
Franchise taxes	117,546	77,465
Special administrative fees	535,000	—

Total expenses	1,932,199	839,999

Net investment income (loss)	(1,358,070)	(281,410)

Realized gain (loss) on dispositions of portfolio securities, net	15,711	10,255,058

Unrealized appreciation (depreciation) of portfolio securities, net:
End of period	3,148,818	(15,365,837)
Beginning of period	477,614	(6,778,991)

Increase (decrease) in unrealized appreciation of portfolio securities, net	2,671,204	(8,586,846)

Total increase (decrease) in net assets from operations	$1,328,845	$1,386,802

Increase (decrease) in net assets from operations per share:
Basic	$0.20	$0.21

Diluted	$0.20	$0.21

Weighted average shares outstanding, in thousands
Basic	6,516	6,601

Diluted	6,516	6,602

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
Investment income:
Interest income from portfolio securities	$649,777	$1,151,895
Dividend income from portfolio securities	313,732	3,620,100
Interest from temporary cash investments	172,407	25,110
Other income	3,335	30,000

Total investment income	1,139,251	4,827,105

Expenses:
Management fees	798,392	701,231
Director fees and expenses	247,348	155,259
Professional fees	377,106	288,268
Administrative fees	25,000	25,000
Mailing, printing and other expenses	159,253	67,812
Interest expense	63,659	263,713
Non-cash compensation expense (benefit)	552,760	(276,851)
Franchise taxes	164,371	81,665
Special administrative fees	535,000	—

Total expenses	2,922,889	1,306,097

Net investment income	(1,783,638)	3,521,008

Realized gain (loss) on sales of portfolio securities, net	2,282,765	4,135,150

Change in unrealized appreciation (depreciation) of portfolio securities, net:
End of period	3,148,818	(15,365,837)
Beginning of period	(4,573,310)	(7,576,155)

Change in unrealized appreciation (depreciation), net	7,722,128	(7,789,682)

Total increase (decrease) in net assets from operations	$8,221,255	$(133,524)

Increase (decrease) in net assets from operations per share:
Basic	$1.26	$(0.02)

Diluted	$1.26	$(0.02)

Weighted average shares outstanding, in thousands
Basic	6,511	6,597

Diluted	6,511	6,608

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
Operations:

Net investment income	$(1,783,638)	$3,521,008
Realized gain (loss) on dispositions of portfolio securities, net	2,282,765	4,135,150
Increase in unrealized appreciation of portfolio securities, net	7,722,128	(7,789,682)

Increase (decrease) in net assets from operations	8,221,255	(133,524)

Capital transactions:

Non-cash compensation expense (benefit)	—	(302,402)
Capital Stock Repurchased	—	(574,204)
Increase from officer notes settlement	23,475	—
Shares issued in dividend	(216)	—
Options exercised by directors and officers	7,259,592	—

Increase (decrease) in net assets from capital share transactions	7,282,851	(876,606)

Increase (decrease) in net assets	15,504,106	(1,010,130)

Net assets, at beginning of period	68,599,657	71,538,554

Net assets, at end of period	$84,103,763	$70,528,424

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Interest and dividends received	$510,022	$5,720,495
Cash paid to management company, directors, bank and suppliers	(1,961,945)	(1,630,605)
Purchase of portfolio securities	(1,097,500)	(596,800)
Proceeds from dispositions of portfolio securities	3,409,490	24,393,973
Principal payments from portfolio securities	31,032	245,000
Sales (purchases) of restricted temporary cash investments	(16,160,525)	29,059,855

Net cash provided by (used in) operating activities	(15,269,426)	57,191,918

Cash flows from financing activities:
Advances from bank	—	3,034,044
Repayments to bank	—	(8,034,044)
Borrowings under margin account	102,923,965	72,998,161
Repayments under margin account	(86,923,445)	(101,982,887)
Dividends paid	(1,589,377)	(2,287,195)
Repurchase of common stock	—	(574,204)
Payment of promissory note payable	—	(1,500,000)
Exercise of stock options	6,694,466	—
Payments received on officer notes	23,475	—

Net cash provided by (used in) financing activities	21,129,084	(38,346,125)

Net increase in cash and cash equivalents	5,859,658	18,845,793

Cash and cash equivalents at beginning of period	18,576,048	386,879

Cash and cash equivalents at end of period	$24,435,706	$19,232,672

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(Continued)

	2005	2004
Reconciliation of increase (decrease) in net assets from operations to net cash provided by operating activities:

Increase (decrease) in net assets from operations	$8,221,255	$(133,524)

Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by operating activities:

Realized gain on dispositions of portfolio securities, net	(2,282,765)	(4,135,150)
Decrease (increase) in unrealized appreciation, net	(7,722,128)	7,789,682
Decrease (increase) in accrued interest and dividends receivable	(9,454)	2,094,055
Decrease in accounts receivable	32,337	1,864
Accrued interest or dividends exchanged for portfolio securities	(652,112)	(1,202,528)
Non-cash compensation expense (benefit)	552,760	(276,851)
Increase (decrease) in accounts payable and accrued liabilities	727,936	(42,607)
Decrease in due to management company	(319,752)	(5,051)
Purchase of portfolio securities	(1,097,500)	(596,800)
Proceeds from dispositions of portfolio securities	3,409,490	24,393,973
Principal payments from portfolio securities	31,032	245,000
Sales (purchases) of restricted temporary cash investments	(16,160,525)	29,059,855

Net cash provided by (used in) operating activities	$(15,269,426)	$57,191,918

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SUPPLEMENTAL INFORMATION – SELECTED PER SHARE DATA AND RATIOS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
Selected per share data:
Investment income	$0.18	$0.73
Expenses	0.45	0.20

Net investment income (loss) (1)	(0.27)	0.53
Realized gain (loss) on dispositions of portfolio securities, net	0.35	0.63
Increase in unrealized appreciation of portfolio securities, net	1.18	(1.18)

Increase (decrease) in net assets from operations	1.26	(0.02)

Capital transactions:
Non-cash compensation expense	—	(0.04)
Common stock repurchases	—	0.03
Dilutive effect of shares issued in common stock dividend and exercise of options	(0.40)	—

Net increase (decrease) in assets from capital transactions	(0.40)	(0.01)

Net increase (decrease) in net assets	0.86	(0.03)
Net asset value at beginning of period	10.54	10.81

Net asset value at end of period	$11.40	$10.78

Weighted average number of shares outstanding during period, in thousands	6,511	6,597

Market value per share at end of period	$8.25	$7.72

Selected ratios:
Ratio of total expenses to average net assets	3.83%	1.83%
Ratio of net investment income (loss) to average net assets	(2.34)%	4.96%
Ratio of increase (decrease) in net assets from operations to average net assets	10.77%	(0.19)%
Total shareholder return	7.00%	(4.10)%

(1)	Net investment income (loss) is calculated as the net investment income (loss) divided by the weighted average number of shares outstanding during the period.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2005

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
Holds cash and escrowed receivables
- 32.25% membership interest		$—	$450,000

The Bradshaw Group	May 2000
Sells and services mid-range and high-speed printing equipment
- Prime + 2% promissory note with a face amount of $398,383 (2)		—	250,000
- 15% promissory note (2)		459,546	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,410,000 shares of common stock (1)		1,471,800	25,944,000
- Warrant to purchase 10,000 shares of common stock for $12.50 per share through June 2009		—	59,000

ConGlobal Industries, Inc. (Formerly Container Acquisition, Inc.)	February 1997
Shipping container repair & storage
- 24,397,303 shares of common stock		1,370,495	—
- Member interest in CCI-ANI, LLC		1,926,942	—
- Member interest (66.7%) in JL Madre, LLC		1,000,000	1,000,000
- Promissory note (3)		2,807,423	—

CMC Investments, LLC	December 2001
Awaiting liquidation
- 21% membership interest		525,000	65,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2005

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		$3,936,643	$—

The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note (2)		1,000,000	—

ENGlobal Corporation (AMEX: ENG)	December 2001
Engineering and consulting services
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—

Equicom, Inc.	July 1997
Radio stations
- 452,000 shares of common stock		141,250	—
- 657,611 shares of preferred stock		6,576,110	—
- 10% subordinated promissory note		4,614,824	1,348,750
- 10% senior subordinated promissory note (1)(3)		950,931	950,931
- 8.81% promissory note (1)		1,000,319	1,000,319

PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 4,192,650 shares of preferred stock (1)		4,192,650	4,192,650
- 350,000 shares of common stock		350,000	1,150,000

Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 23,899 shares of preferred stock (1)(3)		2,389,900	1,903,772
- 15% promissory notes (1)(3)		4,846,228	4,846,228
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	—
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	—
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	—

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2005

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		$2,850,000	$7,300,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698
- 12.75% subordinated promissory note (1)		223,657	223,657

Sternhill Partners I, L.P.	March 2000
Venture capital fund
- 3% limited partnership interest		2,529,104	720,000

Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 1,000 shares of common stock		959,632	—

Jones Industrial Holdings, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 preferred stock		3,500,000	3,700,000
- Warrants to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

Vanguard Ventures VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		2,047,934	1,050,000

Total		$54,309,187	$57,458,005

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of June 30, 2005, the Fund has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective portfolio companies. However, the portfolio companies are still liable for such notes and related interest, and they may be collected in the future.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2005

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

As defined in the Investment Company Act of 1940 (the “1940 Act”, at June 30, 2005, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., ConGlobal Industries, Inc., The Drilltec Corporation, Equicom, Inc. (“Equicom”), PalletOne, Inc., Sovereign Business Forms, Inc., and Spectrum Management LLC.

Income was earned in the amount of $963,509 and $4,668,007 for the six months ended June 30, 2005 and 2004, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $103,988 for the six months ended June 30, 2004, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund. No such income was earned in the six months ended June 30, 2005.

As defined in the 1940 Act, all of the Fund’s investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”), Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 97% of the total value of the investments in portfolio companies at June 30, 2005.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2005

(Unaudited)

(Continued)

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane, PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at June 30, 2005:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$8,229,820	$27,094,000	32.2%
Secured and subordinated debt	17,206,626	9,923,582	11.8%
Preferred stock	17,993,660	9,796,423	11.6%
Limited liability company investments	6,301,942	8,815,000	10.5%
Limited partnership investments	4,577,038	1,770,000	2.1%
Options and warrants	101	59,000	0.1%

Total	$54,309,187	$57,458,005	68.3%

The following is a summary by industry of the Fund’s investments as of June 30, 2005:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$15,827,355	18.8%
Industrial Products and Services	3,700,000	4.4%
Media	3,300,000	3.9%
Residential Building Products	26,453,000	31.5%
Shipping Products and Services	6,342,650	7.5%
Venture Funds and Other	1,835,000	2.2%

Total	$57,458,005	68.3%

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow internally or by acquiring other businesses. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in portfolio companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund elected to be treated as a business development company under the 1940 Act. For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). With shareholder approval on June 30, 2005, the Fund has entered into a new investment advisory agreement with Moore Clayton Capital Advisors, Inc. (the “Adviser”). Prior to this agreement, the Fund’s adviser was Equus Capital Management Corporation.

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

(2) Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit – At June 30, 2005, we had cash and unrestricted temporary investments of approximately $24.4 million. We had $57,458,005 of our total assets of $124,933,529 invested in portfolio securities of sixteen entities, including twelve portfolio companies, two venture capital funds, and two entities which have disposed of substantially all of their assets and are awaiting liquidation. $39,978,970 of our remaining assets were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. These securities were held by a securities brokerage firm and were pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on July 1, 2005.

On June 30, 2005, the Fund received cash of $6,694,466 for the exercise of all 869,900 stock options which were in the money and being held by officers and directors of the Fund.

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

In May 2004, the Fund announced and began a program to utilize up to $3,000,000 of its cash to repurchase shares of its common stock in the open market on the New York Stock Exchange, subject to the restrictions of the 1940 Act and the Securities Exchange Act of 1934. At June 30, 2004, the Fund had repurchased 74,105 shares of common stock (of which 50,000 shares were sold by a significant shareholder) for a total of $574,204. Since the shares were purchased at a discount to net asset value, these purchases added $0.03 to the net asset value per share at June 30, 2004.

We had a $10,000,000 revolving line of credit with Bank of America, N.A. that expired on January 31, 2004. The line of credit was extended through March 15, 2004 at the reduced maximum borrowing amount of $6,600,000. We used our revolving line of credit to pay operating expenses and for new and follow-on investments in portfolio securities.

Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with The Frost National Bank, which extended through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. In March 2005, we extended our revolving line of credit with The Frost National Bank through April 2006 and reduced the amount that may be borrowed to $5,000,000. There is no outstanding balance as of June 30, 2005, under the new line of credit.

The new line of credit is collateralized by our investments in portfolio securities. The provisions of the new line of credit include a borrowing base that cannot exceed the lesser of 10% of the total value of eligible portfolio securities or $5,000,000. Interest on the new line of credit is payable quarterly at a rate of 0.50% above the floating prime rate, adjusted daily. A facility fee of 0.25% per annum on the unused portion of the line of credit is payable quarterly in arrears. We paid a commitment fee of $65,000 at the closing of the loan in March 2004 and a $25,000 fee in March 2005 to extend the loan through April 2006.

On July 28, 2005, the Fund formally terminated its revolving line of credit with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in and our estimated fair value of the portfolio company could be reduced. As of June 2005, we have committed to invest up to an additional $1,342,500 in the two venture capital funds in our portfolio.

At June 30, 2005 and 2004, the Fund was being charged interest at a rate of 6.25% and 4.5%, respectively, on its line of credit. The average daily balances outstanding on the Fund’s line of credit during the six months ended June 30, 2005 and 2004 was $0 and $2,725,877, respectively. During the six months ended June 30, 2005 and 2004, the amount of interest and loan fees paid in cash was $72,941 and $292,455, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments - Because of the nature and size of its portfolio investments, the Fund periodically borrows money utilizing a margin account with a securities brokerage firm to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. As of June 30, 2005 and 2004, the Fund borrowed $39,978,970 and $22,999,361, respectively. The

Fund collateralized such borrowings with restricted cash and temporary investments of $40,378,760 and $23,635,347, at June 30, 2005 and 2004, respectively. The temporary qualifying investments were sold, and the total amount borrowed was repaid on July 1, 2005 and 2004. The Adviser believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund and the Fund’s shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to stockholders would be subject to income tax as ordinary dividends.

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

Privately-held portfolio securities – The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Adviser’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

Generally, cost is the primary factor used to determine fair value until significant developments affecting the portfolio company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Adviser, subject to the approval of the Board of Directors. Appraisal valuations are based upon such factors as a portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

Most of the Fund’s common equity investments are appraised at a multiple of free cash flow generated by the portfolio company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Adviser’s experience in the private company marketplace, and are necessarily subjective in nature.

Most of the portfolio companies utilize a high degree of leverage. The banking environment currently has resulted in pressure on several of these portfolio companies to reduce the amount of leverage in order to maintain such financing. From time to time, portfolio companies are in default of certain covenants in their loan agreements. When the Adviser has a reasonable belief that the portfolio company will be able to restructure the loan agreements to adjust for any defaults, the portfolio company’s securities continue to be valued assuming that the company is a going concern. In the event a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund’s investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or the portfolio company’s reorganization or bankruptcy.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $57,458,005 and $48,621,356 (including $2,778,878 in publicly-traded securities, net of a $424,836 valuation discount) at June 30, 2005 and December 31, 2004, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value - In April and May of 2004, we sold our investments in Strategic Holdings, Inc. and Alenco Holding Corporation, respectively. A portion of the proceeds from each sale was placed in a cash escrow account to secure the representations and warranties we made to the respective purchasers. We could receive up to an aggregate of $3,371,000 in 2005, 2006 and 2007 from such escrow accounts if no claims are made. On April 12, 2005, the Fund received proceeds of $898,667 from the Strategic Holdings, Inc. escrow account. This payout, which was not adjusted for any claims, reduces the aggregate amount of total potential proceeds to $2,472,333. At June 30, 2005, we have valued the amounts receivable from the escrows at $2,137,333, because of the uncertainty of collection. We are not aware of any claims against the escrow that have been made as of June 30, 2005.

Cash Flows - For purposes of the Statements of Cash Flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. The Fund includes its investing activities within cash flows from operations.

.Stock-Based Compensation – The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25. Had the Fund accounted for the options using the fair value method under SFAS 123, the increase (decrease) in net assets from operations for the six months ended June 30, 2005 and 2004, respectively, would have been:

	2005	2004
Increase (decrease) in net assets from operations, as reported	$8,221,255	$(133,524)
Stock-based employee compensation expense (benefit) included in increase (decrease) in net assets from operations	552,760	(276,851)
Stock-based employee compensation expense determined using fair value method	(46,136)	(24,837)

Pro forma increase (decrease) in net assets from operations	$8,727,879	$(435,212)

Net increase (decrease) in net assets from operations per share
Basic, as reported	$1.11	$(0.02)

Basic, pro-forma	$1.18	$(0.07)

Diluted, as reported	$1.11	$(0.02)

Diluted, pro-forma	$1.18	$(0.07)

Federal Income Taxes – The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company (“RIC”) and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the accompanying financial statements. The Fund borrows money from time to time to maintain its tax status under the Internal Revenue Code as a RIC. See Note 2 for further discussion of the Fund’s RIC borrowings.

(4) Management - Administration

The Fund has entered into a new investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with the Adviser. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of Moore, Clayton & Co., Inc., an international private equity investment and advisory firm.

The Advisory Agreement will continue in effect for two years, and from year- to-year thereafter, provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund, or (ii) a majority of the Independent Directors of the Fund. The Advisory Agreement may be terminated at any time, without the payment of any penalty, by the Board of Directors or the holders of a majority of the Fund’s shares on 60 days’ written notice to the Adviser, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

The Fund has also entered into a new administration agreement dated June 30, 2005 (“Administration Agreement”) with Equus Capital Administration Company (the “Administrator”). The

Fund agreed to reimburse the Administrator certain one time costs and expenses (“Special Administrative Fee”) associated with the change in administrators. The Special Administrative Fee, in the amount of $535,000, has been accrued as of June 30, 2005 and is included in “Accounts payable and accrued expenses” in the accompanying Balance Sheet. Pursuant to the Administration Agreement, the Administrator provides (or arranges for suitable third parties to provide) all administrative services necessary for the operation of the fund. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year, excluding the one-time Special Administrative Fee.

The Administration Agreement will continue in effect for two years, and from year-to-year thereafter, provided such continuance is approved at least annually by the Fund’s Board of Directors, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by the Board of Directors, or by the Administrator, upon 60 days’ written notice to the other party, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

Prior to entering into the Advisory and Administration Agreements, the Fund was a party to a management agreement with Equus Capital Management Corporation (“ECMC”) that was initially approved by the Fund’s stockholders at a special meeting held on April 9, 1997. Under that agreement, ECMC provided both advisory and administration services. ECMC received a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. Additionally, ECMC received compensation for providing certain investor communication services. The accompanying Statements of Operations include $25,000 related to such services for each of the six months ended June 30, 2005 and 2004.

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Certain officers of the Fund serve as directors of the Fund’s portfolio companies, and may receive and retain fees, including non-employee director stock options, from such portfolio companies in consideration for such service.

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

The Fund was required to make a distribution of ordinary income for 2004 under income tax regulations. For the year ended December 31, 2004, the Fund had net investment income for book purposes of $3.7 million and $3.5 million for tax purposes. During 2004, the Fund had a net capital loss for book purposes of $5.5 million and a net capital loss for tax purposes of $7.8 million. As of December 31, 2004, the Fund has a capital loss carry forward of $16.0 million, which may be used to offset future taxable capital gains. If not utilized, some of the loss will expire beginning in 2009.

(6) Dividends

The Fund declared no dividends during the three months ended June 30, 2005 and 2004. On January 16, 2005, the Fund paid $1,589,377 in cash for a dividend that had been declared in 2004 and on January 16, 2004, the Fund paid $2,287,194 in cash for a dividend that had been declared in 2003.

(7) Portfolio Securities

During the six months ended June 30, 2005, the Fund made follow-on investments of $1,749,612 in four companies and one venture fund, including $652,112 in the form of interest and dividends paid in kind or original issue discount amortization. In addition, the Fund realized a net capital gain of $2,282,765 during the six months ended June 30, 2005.

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

(8) Former Stock Option Plan

Prior to June 30, 2005, an Equus II Incorporated 1997 Stock Incentive Plan (“Stock Incentive Plan”) authorized the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Stock Incentive Plan provides that each director who is not an officer of the Fund is, on the first business day following each annual meeting, granted an incentive stock option to purchase 2,200 shares of the Fund’s common stock. Options were issued to the officers of the Fund at the discretion of the compensation committee. The options had a ten year life and vested 50% six months after the grant date and 16 2/3% on the first, second and third anniversaries of the date of the grant. The Board of Directors cancelled the Stock Incentive Plan as of June 30, 2005.

Under the Stock Incentive Plan, options to purchase 1,049,200 shares of the Fund’s common stock with a weighted average exercise price of $8.46 per share were outstanding at June 30, 2004. Of these options, 855,950 shares, with a weighted average exercise price per share of $8.62 were exercisable at June 30, 2004. There were no outstanding options at June 30, 2005. On June 30, 2005, all 869,900 stock options in the money were exercised, and the remaining 89,100 shares that were not in the money were cancelled.

On May 7, 2004, options to acquire a total of 15,400 shares at $7.72 per share were issued to the non-officer directors. On January 4, 2005, options to purchase 150,000 shares at $7.69 per share were issued to two of the Fund’s officers. On December 24, 2003, options to purchase 40,000 shares at $7.85 per share were issued to a new officer of the Fund. On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. These options included dividend equivalent rights which require that the options be accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation expense (benefit) of $552,760 and (276,851) during the six months ended June 30, 2005 and 2004, respectively.

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

In January 2002, the Fund filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC to permit the Fund to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. Dividend equivalent rights represent the right of the officers of the Fund to receive a credit against the option exercise price for the amount of any dividends paid by the Fund during the option period. During its review of such application, the SEC staff advised the Fund that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. Based on the ongoing discussion with the SEC, the Fund has not credited any dividends to the outstanding options or recorded any associated compensation expense for the 2004 or 2003 dividends applicable to dividend equivalent rights. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $387,000 and $650,000 with a credit to accrued compensation, would have been recognized under variable plan accounting of 2004 and 2003, respectively.

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

Options to purchase 869,900 shares were exercised by all officers and directors on June 30, 2005 and the Fund received $6,694,465 in cash from the exercise of such options. Options to purchase 12,500 shares were exercised by one officer of the Fund during 2004 and the Fund received $96,125 in cash from the exercise of such options.

If all outstanding options for which the market price exceeds the exercise price at December 31, 2004, had been exercised, the fund’s net asset value would have been reduced by $0.02 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method.

Subsequent Events

On July 1, 2005, the Fund sold U.S. Treasury Bills for $40,000,000 and repaid the margin loan.

On July 6, 2005, the Fund received a cash interest payment from Sovereign Business Forms, Inc. for $136,067. This amount was included in accrued interest receivable at June 30, 2005.

On July 12, 2005, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at June 30, 2005.

On July 28, 2005, the Fund formally terminated its revolving line of credit loan with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus II Incorporated is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. We had investments in sixteen entities, including twelve portfolio companies, two venture capital funds and two entities which have disposed of substantially all of their assets and are awaiting liquidation at June 30, 2005. We had investments in sixteen portfolio companies and two venture capital funds at June 30, 2004. We did not make any new investments during the six months ended June 30, 2005 or 2004.

The valuation of our investments is the most significant area of judgment impacting our financial statements. Our portfolio investments are valued at their fair value, with the net change in unrealized appreciation or depreciation included in the determination of net assets. Almost all of our long-term investments are in privately-held or restricted securities, the valuation of which is necessarily subjective. Portfolio valuations are determined quarterly by the Adviser, subject to the approval of the Board of Directors, and are based on a number of relevant factors.

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

We derive our cash flow from interest and dividends received and sales of securities from our investment portfolio. We pay certain advisory fees to the Adviser, administrative fees to the Administrator and interest expense on our existing debt. We also spend our cash on new investments, or follow-on investments which may be required by certain portfolio companies. Because our investments are illiquid, we utilized leverage to provide the required funds, and the leverage was then repaid from the sale of portfolio securities. In April and May of 2004, we sold securities of two portfolio companies and paid off our loans. We have maintained substantial amounts of cash and cash equivalents since May 2004.

We have distributed to our stockholders any net taxable investment income or realized capital gains on an annual basis. We declared a net investment income dividend of $0.57 per share in 2004, all of which was qualifying dividend income. We did not declare a dividend for the six months ended June 30, 2005.

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

In May and June of 2004, the Fund repurchased 74,105 shares (of which 50,000 shares were sold by a significant shareholder) of its common stock for $574,204, pursuant to a plan to spend up to $3,000,000 to repurchase our common stock in the open market. The 74,105 shares were repurchased at an average discount rate of approximately 27% from net asset value, and the effect of these transactions added approximately $0.03 per share to the net asset value of our outstanding shares. The plan was completed by the end of 2004.

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

Most of our common equity investments are appraised at a multiple of free cash flow generated by the portfolio company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Adviser’s experience in the private company marketplace, and are necessarily subjective in nature.

Most of the portfolio companies utilize a high degree of leverage. From time to time, portfolio companies are in default of certain covenants in their loan agreements. When the Adviser has a reasonable belief that a portfolio company will be able to restructure its loan agreements to adjust for any defaults, the portfolio company’s securities continue to be valued assuming that the company is a going concern. In the event a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness or is not successful in refinancing the debt upon its maturity, the value of our investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or the portfolio company’s reorganization or bankruptcy.

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

Federal Income Taxes – We intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in our financial statements. As of December 31, 2004, the Fund had a capital loss carry forward of approximately $16.0 million, which may be used to offset future taxable capital gains. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a regulated investment company (“RIC”).

Liquidity and Capital Resources

At June 30, 2005, we had cash and unrestricted temporary investments of approximately $24.4 million. We had $57,458,005 of our total assets of $124,933,529 invested in portfolio securities of sixteen entities, including twelve portfolio companies, two venture capital funds, and two entities which have disposed of substantially all of their assets and are awaiting liquidation. $39,978,970 of our remaining assets were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. These securities were held by a securities brokerage firm and were pledged along with cash and other securities to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on July 1, 2005.

Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with The Frost National Bank, which extended through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. The proceeds of the new loan were utilized to pay off the previous line of credit. In March 2005, the Fund extended our revolving line of credit with The Frost National Bank through April 2006 and reduced the amount that may be borrowed to $5,000,000. There is no outstanding balance as of June 30, 2005, under the new line of credit.

The new line of credit is collateralized by our investments in portfolio securities. The provisions of the new line of credit include a borrowing base that cannot exceed the lesser of 10% of the total value of eligible portfolio securities or $5,000,000. Interest on the new line of credit is payable quarterly at a rate of 0.50% above the floating prime rate, adjusted daily. A facility fee of 0.25% per annum on the unused portion of the line of credit is payable quarterly in arrears. We paid a commitment fee of $65,000 at the closing of the loan in March 2004 and a $25,000 fee in March 2005 to extend the loan through April 2006.

On July 28, 2005, the Fund formally terminated its revolving line of credit loan with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future.

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

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in and our estimated fair value of the portfolio company could be reduced. As of June 30, 2005, we have committed to invest up to an additional $1,342,500 in the two venture capital funds in our portfolio.

Net cash provided by (used in) operating activities was ($15,269,426) and $57,191,918 for the six months ended June 30, 2005 and 2004, respectively. Approximately $9.9 million in estimated value of our investments are in the form of notes receivable from portfolio companies. However, only three of the portfolio companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $5,931,660 in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments to maintain our tax status as a RIC. During the six months ended June 30, 2005 and 2004, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment (loss) income after all expenses amounted to ($1,783,638) and $3,521,008 for the six months ended June 30, 2005 and 2004, respectively. Total income from portfolio securities was $963,509 for the six months ended June 30, 2005 and $4,771,995 for the comparable period in 2004. The decrease from 2004 to 2005 is due primarily to a cash dividend of $3,525,000 received in 2004 from Champion Window Holdings, Inc.

The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $798,392 and $701,231 during the six months ended June 30, 2005 and 2004, respectively. The increase in management fees during the six months ended June 30, 2005, was due to an increase in net assets between the two periods which was primarily from the $10.6 million valuation increase at Champion Window Holdings, Inc.

Director fees and expenses increased by $92,089 for the six months ended June 30, 2005, from the same period in 2004 due primarily to eight full board meetings in 2005 compared to three full board meetings in 2004 and additional committee meetings in 2005. The additional board meetings, Strategic Alternative Meetings and Special Committee Meetings were related to entering into the new management agreement with Moore, Clayton & Co., Inc.

Professional Fees increased by $88,838 for the six months ended June 30, 2005, over the comparable period in 2004. These increases are primarily due to legal fees incurred in connection with the SEC matter described in Note 8, proxy preparation, consideration of strategic alternatives and deciding on a strategic alternative for the benefit of the Fund’s shareholders.

Mailing, printing and other expenses increased by $91,441 for the six months ended June 30, 2005, from the same period in 2004 due primarily to proxy solicitation and annual report and proxy printing and mailing.

Interest expense decreased to $63,659 for the first six months of 2005 from $263,713 in 2004 due to the payoff of the revolving line of credit. In addition, franchise taxes increased to $165,371 in 2005 from $81,665 in 2004 primarily due to increases in both the Texas franchise tax and the Delaware franchise tax.

The Fund agreed to reimburse the Administrator certain one time costs and expenses (“Special Administrative Fee”) associated with the change in administrators upon receiving approval from the Fund’s shareholders. The Special Administrative Fee, in the amount of $535,000, has been accrued as of June 30, 2005 and is included in “Accounts payable and accrued expenses” in the accompanying Balance Sheet.

Certain options issued by the Fund are accounted for using variable plan accounting. Such accounting resulted in non-cash compensation expense (benefit) of $552,760 and ($276,851) during the six months ended June 30, 2005 and 2004, respectively. The change is due to the fluctuation in the Fund’s closing stock market price from the beginning of the year to the price at the end of June in relation to the exercise price of the stock options. In 2005, the market price increased from a January 1, 2005 market price of $7.71 to an ending market price at June 30, 2005 of $8.25. In 2004, the market price decreased from a market price at January 1, 2004 of $8.05 to an ending market price at June 30, 2004 of $7.72.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2005, we realized net capital gains of $2,282,765 from the disposition of securities in one portfolio company and a reduction in the discounts on the escrow receivable related to the sales of two former portfolio companies. We sold 1,033,457 shares of ENGlobal Corporation (“ENG”) common stock, realizing a capital gain of $1,890,142. We increased the value of the escrow account of Strategic Holdings, Inc. for a capital gain of $331,000 and increased the value of the escrow account of Alenco Holding Corp. for a capital gain of $45,000. In addition, we realized a short-term capital gain of $16,623 on our U.S. Treasury Bills.

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

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized appreciation on investments increased by $7,722,128 during the six months ended June 30, 2005, from a net unrealized depreciation of ($4,573,310) to a net unrealized appreciation of $3,148,818. The increase in appreciation resulted from increases in the estimated fair values of six of our portfolio companies aggregating $13,203,000, of which Champion Window Holdings, Inc. accounted for $10,603,000. The Fund had decreases in the estimated fair values of six of our portfolio companies aggregating ($3,590,730), with ConGlobal Industries, Inc. accounting for ($1,346,284), Sovereign Business Forms, Inc. (786,128) and Equicom ($646,140). The Fund also transferred ($1,890,142) in unrealized appreciation to realized capital gains from the sale of all its common stock of ENG.

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

Dividends

We declared no dividends for the six months ended June 30, 2005 and 2004. On January 16, 2005 we paid cash dividends of $1,589,377 for dividends declared in 2004. On January 16, 2004, we paid cash dividends of $2,287,194 for dividends declared in 2003.

Portfolio Investments

During the six months ended June 30, 2005, we made follow-on investments of $1,749,612 in four portfolio companies and one venture capital fund, including $652,112 of accrued interest, dividends, and original issue discount received in the form of additional portfolio securities.

For the six months ended June 30, 2005, we received an additional 1041 shares amounting to $104,100 of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends. In addition, Sovereign elected to convert $182,248 of accrued interest into the balance of the 15% promissory notes due to us.

In January 2005, Spectrum Management, LLC elected to convert $223,657 of accrued interest into a new 12.75% promissory note with interest and principal due at maturity on January 31, 2006.

During the first three months of 2005, all 1,033,457 shares of ENG common stock were sold, realizing a capital gain of $1,890,142.

During the six months ended June 30, 2005, Equicom, Inc. made six principal payments on its 8.81% promissory note of $31,032, reducing the note balance to $1,000,319. Equicom also elected to convert $45,821 of accrued interest into the balance of the 10% promissory note due to us.

For the six months ended June 30, 2005, we recorded $96,286 as amortization of original issue discount on our non-interest bearing note receivable from ConGlobal Industries, Inc.

On June 15, 2005, the Fund made a $1,000,000 follow-on investment to ConGlobal Industries, Inc., through a 66.67% member’s interest in J.L. Madre, LLC. The 10% senior participating note due from J. L. Madre is to mature in September 2007.

On May 16, 2005, we invested an additional $97,500 in Sternhill Partners I, L.P. pursuant to a $3,000,000 commitment made in March 2000. There is $442,500 remaining on the commitment at June 30, 2005.

Subsequent Events

On July 1, 2005, the Fund sold U.S. Treasury Bills for $40,000,000 and repaid the margin loan.

On July 6, 2005, the Fund received a cash interest payment from Sovereign Business Forms, Inc. for $136,067. This amount was included in accrued interest receivable at June 30, 2005.

On July 12, 2005, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at June 30, 2005.

On July 28, 2005, the Fund formally terminated its revolving line of credit loan with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future.

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

Borrowings under our lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under our lines of credit for the six months ended June 30, 2004 of approximately $2,725,877, a change of one percent in the interest rate would have caused a change in interest expense of approximately $14,000. This change would have resulted in a change of $0.002 in the net asset value per share at June 30, 2004. There were no borrowings outstanding during the six months ended June 30, 2005. We did not enter into our credit facility for trading purposes and the line of credit carries interest at a pre-agreed upon percentage point spread from the prime rate. We obtained a new line of credit effective March 15, 2004, which expires on March 31, 2005. In March 2005, the Fund extended our revolving line of credit with The Frost National Bank through April 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our liquidity and capital resources.

On July 28, 2005 the Fund formally terminated its revolving line of credit loan with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. At June 30, 2005, we had investments in twelve portfolio companies, two venture capital funds and two entities which have disposed of substantially all of their assets and are awaiting liquidation. The value of one of our investments, in a business which manufactures residential windows primarily for new construction, was 31% of our net asset value and 45% of our investments in portfolio company securities (at fair value) at June 30, 2005. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect our net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Fund held its annual meeting of shareholders on June 30, 2005. At the meeting, shareholders voted on (i) the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein, (ii) a new Advisory Agreement between the Fund and Moore, Clayton Capital Advisors, Inc. and (iii) the ratification of the selection of PricewaterhouseCoopers LLP as the Fund’s independent auditors for the fiscal year ending December 31, 2005.

The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

Name of Nominee	For	Withheld
Richard F. Bergner	4,798,270	485,459
Charles M. Boyd	4,801,993	481,736
Sam P. Douglass	4,795,967	487,762
Alan D. Feinsilver	4,769,664	514,065
Gregory J. Flanagan	4,802,405	481,324
Henry W. Hankinson	4,800,231	483,498
Robert L. Knauss	4,798,542	485,187
Anthony R. Moore	4,800,780	482,949
Francis D. Tuggle	4,804,096	479,633
James M. Walsh	4,801,589	482,140

The table below sets forth, as to the other matters voted upon, the number of shares voted for the proposals, against the proposals and shares that abstained.

Proposal	For	Against	Abstain
Ratification of new Advisory Agreement	3,015,419	508,271	70,333

Ratification of Auditors	4,982,795	233,660	67,273

The new Advisory Agreement was ratified. All nominees to the Registrant’s Board of Directors were elected. The Fund’s selection of independent auditors was ratified.

Item 6. Exhibits

3.	Articles of Incorporation and by-laws

	(a)	Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.]

	(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993]

	(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.]

10.	Material Contracts

	(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore Clayton Capital Advisors, Inc.

	(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company.

	(c)	Former 1997 Stock Incentive Plan [Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement dated February 24, 1997.]

	(d)	Form of Indemnification Agreement between Equus II Incorporated and its directors and certain officers.

	(e)	Form of Release Agreement between Equus II Incorporated and certain of its officers and former officers.

	(f)	Joint Code of Ethics of Equus II Incorporated and Equus Capital Management Corporations (Rule 17j-1)

14.	Code of Business Conduct and Ethics for Members of the Board of Directors, Officers, And Employees. [Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.]

31.	Rule 13a-14(a)/15d-14(a) Certifications
	a.	Certification by Chairman and Chief Executive Officer
	b.	Certification by Chief Financial Officer

32.	Section 1350 Certification
	a.	Certification by Chairman and Chief Executive Officer
	b.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: August 15, 2005	EQUUS II INCORPORATED

/s/ Harry O. Nicodemus IV
Harry O. Nicodemus IV
Chief Financial Officer