Form 10-Q
period 2005-09-30
EQUUS II INC
filed 2005-11-14
CIK 878932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 7,376,592 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 14, 2005. The net asset value of a share at September 30, 2005 was $12.27.

EQUUS II INCORPORATED

(A Delaware Corporation)

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets

	- September 30, 2005 and December 31, 2004	1

	Statements of Operations

	- For the three months ended September 30, 2005 and 2004	2

	- For the nine months ended September 30, 2005 and 2004	3

	Statements of Changes in Net Assets

	- For the nine months ended September 30, 2005 and 2004	4

	Statements of Cash Flows

	- For the nine months ended September 30, 2005 and 2004	5

	Selected Per Share Data and Ratios

	- For the nine months ended September 30, 2005 and 2004	7

	Schedule of Portfolio Securities

	- September 30, 2005	8

	Notes to Financial Statements	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 6.	Exhibits	30

SIGNATURE		31

EQUUS II INCORPORATED

BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(Unaudited)

	2005	2004
Assets
Investments in portfolio securities at fair value (cost $54,420,262 and $53,194,666, respectively)	$64,380,139	$48,621,356
Restricted cash & temporary investments, at cost which approximates fair value	40,380,016	24,218,234
Cash	14,155	12,523
Temporary cash investments, at cost which approximates fair value	23,988,426	18,563,525
Accounts receivable	72,627	104,964
Accrued interest and dividends receivable	237,403	441,644
Escrowed receivables, at fair value	2,137,334	2,660,000

Total assets	$131,210,100	$94,622,246

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$284,124	$99,614
Accrued compensation	—	12,367
Dividends payable	—	1,589,160
Due to management company	452,466	342,998
Borrowing under margin account	39,980,214	23,978,450

Total liabilities	40,716,804	26,022,589

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 7,376,592 and 6,506,692 shares outstanding, respectively	7,377	6,507
Additional paid-in capital	91,456,960	84,174,979
Undistributed net investment losses	(2,218,643)	(12,367)
Undistributed net capital losses	(8,712,275)	(10,996,152)
Unrealized appreciation (depreciation) of portfolio securities, net	9,959,877	(4,573,310)

Total net assets	$90,493,296	$68,599,657

Net assets per share	$12.27	$10.54

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
Investment income:
Interest income from portfolio securities	$333,704	$400,573
Dividend income from portfolio securities	158,516	49,200
Interest from temporary cash investments	125,070	46,696

Total investment income	617,290	496,469

Expenses:
Management fee	452,467	338,451
Director fees and expenses	75,087	63,144
Professional fees	280,911	112,977
Administrative fees	112,500	12,500
Mailing, printing and other expenses	63,616	4,899
Interest expense	38,597	3,228
Compensation expense	—	400,297
Franchise taxes and excise taxes	16,750	(29,757)

Total expenses	1,039,928	905,739

Net investment loss	(422,638)	(409,270)

Realized gain (loss) on dispositions of portfolio securities, net	1,112	(8,551,053)

Change in unrealized appreciation (depreciation) of portfolio securities, net:
End of period	9,959,877	(7,851,239)
Beginning of period	3,148,818	(15,365,837)

Change in unrealized appreciation (depreciation), net	6,811,059	7,514,598

Total increase (decrease) in net assets from operations	$6,389,533	$(1,445,725)

Increase (decrease) in net assets from operations per share:
Basic	$0.87	$(0.23)

Diluted	$0.87	$(0.23)

Weighted average shares outstanding, in thousands
Basic	7,377	6,405

Diluted	7,377	6,405

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
Investment income:
Interest income from portfolio securities	$983,481	$1,552,468
Dividend income from portfolio securities	472,248	3,669,300
Interest from temporary cash investments	297,477	71,806
Other income	3,335	30,000

Total investment income	1,756,541	5,323,574

Expenses:
Management fees	1,250,858	1,039,682
Director fees and expenses	322,436	218,403
Professional fees	658,017	401,245
Administrative fees	137,500	37,500
Mailing, printing and other expenses	222,869	72,711
Interest expense	102,256	266,941
Non-cash compensation expense	552,760	123,446
Franchise taxes and excise taxes	181,121	51,908
Special administrative fees	535,000	—

Total expenses	3,962,817	2,211,836

Net investment income (loss)	(2,206,276)	3,111,738

Realized gain (loss) on sales of portfolio securities, net	2,283,878	(4,415,904)

Change in unrealized appreciation (depreciation) of portfolio securities, net:
End of period	9,959,877	(7,851,239)
Beginning of period	(4,573,310)	(7,576,155)

Change in unrealized appreciation (depreciation), net	14,533,187	(275,084)

Total increase (decrease) in net assets from operations	$14,610,789	$(1,579,250)

Increase (decrease) in net assets from operations per share:
Basic	$2.15	$(0.24)

Diluted	$2.15	$(0.24)

Weighted average shares outstanding, in thousands
Basic	6,803	6,533

Diluted	6,803	6,533

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
Operations:
Net investment income (loss)	$(2,206,276)	$3,111,738
Realized gain (loss) on dispositions of portfolio securities, net	2,283,878	(4,415,904)
Increase (decrease) in unrealized appreciation of portfolio securities, net	14,533,187	(275,084)

Increase (decrease) in net assets from operations	14,610,789	(1,579,250)

Capital transactions:
Non-cash compensation expense (benefit)	—	(302,402)
Capital Stock Repurchased	—	(2,555,667)
Increase from officer notes settlement	23,475	602,210
Shares issued in dividend	(217)	—
Options exercised by directors and officers	7,259,592	—

Increase (decrease) in net assets from capital share transactions	7,282,850	(2,255,859)

Increase (decrease) in net assets	21,893,639	(3,835,109)
Net assets, at beginning of period	68,599,657	71,538,554

Net assets, at end of period	$90,493,296	$67,703,445

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Interest and dividends received	$1,212,771	$6,047,622
Cash paid to management company, directors, bank and suppliers	(3,116,078)	(2,257,251)
Purchase of portfolio securities	(1,097,500)	(1,695,142)
Proceeds from dispositions of portfolio securities	3,410,602	24,747,561
Principal payments from portfolio securities	48,193	2,365,000
Sales (purchases) of restricted temporary cash investments	(16,161,782)	28,066,810

Net cash provided by (used in) operating activities	(15,703,794)	57,274,600

Cash flows from financing activities:
Advances from bank	—	3,034,044
Repayments to bank	—	(8,034,044)
Borrowings under margin account	142,904,179	96,992,047
Repayments under margin account	(126,902,415)	(124,982,249)
Dividends paid	(1,589,377)	(2,287,194)
Repurchase of common stock	—	(2,555,667)
Payment of promissory note payable	—	(1,500,000)
Exercise of stock options	6,694,465	—
Payments received on officer notes	23,475	—

Net cash provided by (used in) financing activities	21,130,327	(39,333,063)

Net increase in cash and cash equivalents	5,426,533	17,941,537
Cash and cash equivalents at beginning of period	18,576,048	386,879

Cash and cash equivalents at end of period	$24,002,581	$18,328,416

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

(Continued)

	2005	2004
Reconciliation of increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Increase (decrease) in net assets from operations	$14,610,789	$(1,579,250)
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Realized (gain) loss on dispositions of portfolio securities, net	(2,283,878)	4,415,904
Decrease (increase) in unrealized appreciation, net	(14,533,187)	275,085
Decrease (increase) in accrued interest and dividends receivable	204,241	(1,452,847)
Decrease in accounts receivable	32,337	1,864
Accrued interest or dividends exchanged for portfolio securities	(780,347)	2,175,032
Non-cash compensation expense	552,760	123,446
Increase (decrease) in accounts payable and accrued liabilities	184,510	(149,620)
Increase (decrease) in due to management company	109,468	(19,243)
Purchase of portfolio securities	(1,097,500)	(1,695,142)
Proceeds from dispositions of portfolio securities	3,410,602	24,747,561
Principal payments from portfolio securities	48,193	2,365,000
Sales (purchases) of restricted temporary cash investments	(16,161,782)	28,066,810

Net cash provided by (used in) operating activities	$(15,703,794)	$57,274,600

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SUPPLEMENTAL INFORMATION – SELECTED PER SHARE DATA AND RATIOS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
Selected per share data:
Investment income	$0.26	$0.82
Expenses	0.58	0.34

Net investment income (loss) (1)	(0.32)	0.48
Realized gain (loss) on dispositions of portfolio securities, net	0.34	(0.68)
Increase (decrease) in unrealized appreciation of portfolio securities, net	2.13	(0.04)

Increase (decrease) in net assets from operations	2.15	(0.24)

Capital transactions:
Non-cash compensation expense	—	(0.05)
Officer Notes Settlement	—	0.09
Common stock repurchases	—	0.16
Dilutive effect of shares issued in common stock dividend and exercise of options	(0.42)	—

Net increase (decrease) in assets from capital transactions	(0.42)	0.20

Net increase (decrease) in net assets	1.73	(0.04)
Net asset value at beginning of period	10.54	10.81

Net asset value at end of period	$12.27	$10.77

Weighted average number of shares outstanding during period, in thousands	6,803	6,533

Market value per share at end of period	$8.61	$8.19

Selected ratios:
Ratio of total expenses to average net assets	4.98%	3.14%
Ratio of net investment income (loss) to average net assets	(2.77)%	4.47%
Ratio of increase (decrease) in net assets from operations to average net assets	18.37%	(2.19)%
Total shareholder return	11.67%	1.74%

(1)	Net investment income (loss) is calculated as the net investment income (loss) divided by the weighted average number of shares outstanding during the period.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2005

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
Holds cash and escrowed receivables
- 32.25% membership interest		$—	$450,000
The Bradshaw Group	May 2000
Sells and services mid-range and high-speed printing equipment
- Prime + 4% promissory note with a face amount of $398,383 (2)		—	250,000
- 15% promissory note (2)		459,546	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—
Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,410,000 shares of common stock (1)		1,471,800	26,338,000
- Warrant to purchase 10,000 shares of common stock for $12.50 per share through June 2009		—	62,000
ConGlobal Industries, Inc. (Formerly Container Acquisition, Inc.)	February 1997
Shipping container repair & storage
- 24,397,303 shares of common stock		1,370,495	—
- Member interest in CCI-ANI, LLC		1,926,942	—
- Member interest (66.7%) in JL Madre, LLC		1,000,000	1,000,000
- Promissory note (3)		2,856,840	—
CMC Investments, LLC	December 2001
Awaiting liquidation
- 21% membership interest		525,000	65,000

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2005

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		$3,936,643	$6,462,463
The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note (2)		1,000,000	—
ENGlobal Corporation (AMEX: ENG)	December 2001
Engineering and consulting services
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—
Equicom, Inc.	July 1997
Radio stations
- 452,000 shares of common stock		141,250	—
- 657,611 shares of preferred stock		6,576,110	—
- 10% subordinated promissory note		4,614,824	1,040,792
- 10% senior subordinated promissory note (1)(3)		975,102	975,102
- 8.81% promissory note (1)		984,106	984,106
PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 4,192,650 shares of preferred stock (1)		4,192,650	4,192,650
- 350,000 shares of common stock		350,000	615,000
Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 24,436 shares of preferred stock (1)(3)		2,443,600	2,403,772
- 15% promissory notes (1)(3)		4,846,228	4,846,228
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	—
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	—
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	—

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2005

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		$2,850,000	$8,000,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698
- 12.75% subordinated promissory note (1)		223,657	223,657
Sternhill Partners I, L.P.	March 2000
Venture capital fund
- 3% limited partnership interest		2,529,104	592,094
Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 1,000 shares of common stock		959,632	—
Jones Industrial Holdings, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 preferred stock		3,500,000	3,700,000
- Warrants to buy 63,637 shares of common stock at $0.01 through June 2008		100	—
Vanguard Ventures VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		2,047,934	875,577

Total		$54,420,262	$64,380,139

(1)	Income-producing. All other securities are considered non-income producing.

(2)	As of September 30, 2005, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective Portfolio Companies. However, the Portfolio Companies are still liable for such notes and related interest, and they may be collected in the future.

(3)	Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2005

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

As defined in the Investment Company Act of 1940 (the “1940 Act”), at September 30, 2005, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., ConGlobal Industries, Inc., The Drilltec Corporation, Equicom, Inc. (“Equicom”), PalletOne, Inc., Sovereign Business Forms, Inc., and Spectrum Management LLC.

Income was earned in the amount of $1,455,729 and $5,100,249 for the nine months ended September 30, 2005 and 2004, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $121,519 for the nine months ended September 30, 2004, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund. No such income was earned in the nine months ended September 30, 2005.

As defined in the 1940 Act, all of the Fund’s investments are in eligible portfolio companies except Sternhill Partners I, L.P. and Vanguard VII, L.P. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”), Sternhill Partners I, L.P., and Vanguard VII, L.P. The Fund provides significant managerial assistance to portfolio companies that comprise 88% of the total value of the investments in portfolio companies at September 30, 2005.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2005

(Unaudited)

(Continued)

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane, PalletOne, Inc. and certain investments in the venture capital funds) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at September 30, 2005:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$8,229,820	$33,415,463	36.9%
Secured and subordinated debt	17,264,001	9,623,583	10.6%
Preferred stock	18,047,360	10,296,422	11.4%
Limited liability company investments	6,301,942	9,515,000	10.5%
Limited partnership investments	4,577,038	1,467,671	1.6%
Options and warrants	101	62,000	0.1%

Total	$54,420,262	$64,380,139	71.1%

The following is a summary by industry of the Fund’s investments as of September 30, 2004:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$17,027,355	18.8%
Consumer Goods and Services	6,462,463	7.1%
Industrial Products and Services	3,700,000	4.1%
Media	3,000,000	3.3%
Residential Building Products	26,850,000	29.7%
Shipping Products and Services	5,807,650	6.4%
Venture Funds and Other	1,532,671	1.7%

Total	$64,380,139	71.1%

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

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

Liquidity and Revolving Line of Credit – As of September 30, 2005, we had cash and unrestricted temporary investments of approximately $24.0 million. We had $64,380,139 of our total assets of $131,210,100 invested in portfolio securities. $40,380,016 of our remaining assets were restricted, where $39,980,214 were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment and $399,802 for the required 1% brokerage margin deposit . These securities were held by a securities brokerage firm and were pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on October 3, 2005.

On June 30, 2005, the Fund received cash of $6,694,465 for the exercise of all 869,900 stock options which were in the money and being held by officers and directors of the Fund.

In May 2004, the Fund and Alenco Window Holdings, LLC (“AWHLLC”) sold their respective interests in Alenco Holding Corporation. The proceeds of the sale and distributions from AWHLLC of approximately $9.75 million were invested in short-term investments.

In May 2004, the Fund announced and began a program to utilize up to $3,000,000 of its cash to repurchase shares of its common stock in the open market on the New York Stock Exchange, subject to the restrictions of the 1940 Act and the Securities Exchange Act of 1934. As of September 30, 2004, the Fund had repurchased 326,155 shares of common stock (of which 225,000 shares were sold by a significant shareholder) for a total of $2,555,667. Since the shares were purchased at a discount to net asset value, these purchases added $0.16 to the net asset value per share as of September 30, 2004.

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

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in and our estimated fair value of the portfolio company could be reduced. As of September 2005, we have committed to invest up to an additional $1,342,500 in the two venture capital funds in our portfolio.

As of September 30, 2004, the Fund was being charged interest at a rate of 4.5% on its line of credit. The average daily balances outstanding on the Fund’s line of credit during the nine months ended September 30, 2005 and 2004 was $0 and $1,810,619, respectively. During the nine months ended September 30, 2005 and 2004, the amount of interest and loan fees paid in cash was $80,904 and $295,081, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments - Because of the nature and size of its portfolio investments, the Fund periodically borrows money utilizing a margin account with a securities brokerage firm to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. As of September 30, 2005 and 2004, the Fund borrowed $39,980,214 and $23,993,887, respectively. The Fund collateralized such borrowings with restricted cash and temporary investments of $40,380,016 and $24,628,392, as of September 30, 2005 and 2004, respectively. The temporary qualifying investments were sold, and the total amount borrowed was repaid in October 2005 and 2004, respectively. The Management Company believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund and the Fund’s shareholders in that the

Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to stockholders would be subject to income tax as ordinary dividends.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $64,380,139 and $48,621,356 (including $2,778,878 in publicly-traded securities, net of a $424,836 valuation discount) as of September 30, 2005 and December 31, 2004, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value - In April and May of 2004, we sold our investments in Strategic Holdings, Inc. and Alenco Holding Corporation, respectively. A portion of the proceeds from each sale was placed in a cash escrow account to secure the representations and warranties we made to the respective purchasers. We could receive up to an aggregate of $3,371,000 in 2005, 2006 and 2007 from such escrow accounts if no claims are made. On April 12, 2005, the Fund received proceeds of $898,667 from the Strategic Holdings, Inc. escrow account. This payout, which was not adjusted for any claims, reduces the aggregate amount of total potential proceeds to $2,472,333. As of September 30, 2005, we have valued the amounts receivable from the escrows at $2,137,333, because of the uncertainty of collection. We are not aware of any claims against the escrow that have been made as of September 30, 2005.

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

Stock-Based Compensation – The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25. Had the Fund accounted for the options using the fair value method under SFAS 123, the increase (decrease) in net assets from operations for the nine months ended September 30, 2004 and 2003, respectively, would have been:

	2005	2004
Increase (decrease) in net assets from operations, as reported	$14,610,789	$(1,579,250)
Stock-based employee compensation expense (benefit) included in increase (decrease) in net assets from operations	552,760	123,446
Stock-based employee compensation expense determined using fair value method	(46,136)	(37,256)

Pro forma increase (decrease) in net assets from operations	$15,117,413	$(1,493,060)

Net increase (decrease) in net assets from operations per share
Basic, as reported	$2.15	$(0.24)

Basic, pro-forma	$2.22	$(0.23)

Diluted, as reported	$2.15	$(0.24)

Diluted, pro-forma	$2.22	$(0.23)

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

The Advisory Agreement will continue in effect for two years, and from year-to-year thereafter, provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund, or (ii) a majority of the Independent Directors of the Fund. The Advisory Agreement may be terminated at any time, without the payment of any penalty, by the Board of Directors or the holders of a majority of the Fund’s shares on 60 days’ written notice to the Adviser, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

The Fund has also entered into a new administration agreement dated June 30, 2005 (“Administration Agreement”) with Equus Capital Administration Company (the “Administrator”). The Fund agreed to reimburse the Administrator certain one time costs and expenses (“Special Administrative Fee”) associated with the change in administrators. The Special Administrative Fee, in the amount of $535,000, was accrued to expense at June 30, 2005, and paid to the Administrator in the third quarter of 2005. Pursuant to the Administration Agreement, the Administrator provides (or arranges for suitable third parties to provide) all administrative services necessary for the operation of the fund. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year, excluding the one-time Special Administrative Fee.

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

Prior to entering into the Advisory and Administration Agreements, the Fund was a party to a management agreement with Equus Capital Management Corporation (“ECMC”) that was initially approved by the Fund’s stockholders at a special meeting held on April 9, 1997. Under that agreement, ECMC provided both advisory and administration services. ECMC received a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. Additionally, ECMC received compensation for providing certain investor communication services. The accompanying Statements of Operations include Administrative fees of $137,500 related to such services for the nine months ended September 30, 2005 and $37,500 for the nine months ended September 30, 2004.

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

The Fund declared no dividends during the nine months ended September 30, 2005 and 2004. On January 16, 2005, the Fund paid $1,589,377 in cash for a dividend that had been declared in 2004 and on January 16, 2004, the Fund paid $2,287,194 in cash for a dividend that had been declared in 2003.

(7)	Portfolio Securities

During the nine months ended September 30, 2005, the Fund made follow-on investments of $1,877,847 in four companies and one venture fund, including $780,347 in the form of interest and dividends paid in kind or original issue discount amortization. In addition, the Fund realized a net capital gain of $2,283,878 during the nine months ended September 30, 2005.

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

On May 7, 2004, options to acquire a total of 15,400 shares at $7.72 per share were issued to the non-officer directors. On January 4, 2005, options to purchase 150,000 shares at $7.69 per share were issued to two of the Fund’s officers. On December 24, 2003, options to purchase 40,000 shares at $7.85 per share were issued to a new officer of the Fund. On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. These options included dividend equivalent rights which require that the options be accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation expense of $552,760 during the nine months ended September 30, 2005 and $123,446 during the nine months ended September 30, 2004. All options were exercised or cancelled on June 30, 2005, so no future non-cash compensation expense is expected in the foreseeable future.

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

On October 3, 2005, the Fund sold U.S. Treasury bills for $40,000,000 and repaid the margin loan.

On October 11, 2005, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at September 30, 2005.

On November 3, 2005, the Fund received a cash payment from Doane PetCare Enterprises, Inc. (“Doane”) for $5,916,759, representing the Fund’s entire interest in Doane excluding estimated escrow of $546,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus II Incorporated is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. We did not make any new investments during the nine months ended September 30, 2005 or 2004.

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

We have distributed to our stockholders any net taxable investment income or realized capital gains on an annual basis. We declared a net investment income dividend of $0.57 per share in 2004, all of which was qualifying dividend income. We did not declare a dividend for the nine months ended September 30, 2005.

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

Liquidity and Capital Resources

At September 30, 2005, we had cash and unrestricted temporary investments of approximately $24.0 million. We had $64,380,139 of our total assets of $131,210,100 invested in portfolio securities. $40,380,016 of our remaining assets were restricted, where $39,980,214 were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment and $399,802 for the required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and were pledged along with cash and other securities to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on October 3, 2005.

Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with The Frost National Bank, which extended through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. The proceeds of the new loan were utilized to pay off the previous line of credit. In March 2005, the Fund extended our revolving line of credit with The Frost National Bank through April 2006 and reduced the amount that may be borrowed to $5,000,000. There is no outstanding balance as of September 30, 2005, under the new line of credit.

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

On June 30, 2005, the Fund received cash of $6,694,466 for the exercise of all $869,900 stock options which were in the money and being held by officers and directors of the Fund.

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

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in and our estimated fair value of the portfolio company could be reduced. As of September 30, 2005, we have committed to invest up to an additional $1,342,500 in the two venture capital funds in our portfolio.

Net cash provided by (used in) operating activities was ($15,703,794) and $57,274,600 for the nine months ended September 30, 2005 and 2004, respectively. Approximately $9.6 million in estimated value of our investments are in the form of notes receivable from portfolio companies. However, only three of the portfolio companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $7,134,032 in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments to maintain our tax status as a RIC. During the nine months ended September 30, 2005 and 2004, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was ($422,638) and ($409,270) for the three months ended September 30, 2005 and 2004, respectively. Net investment (loss) income after all expenses amounted to ($2,206,276) and $3,111,738 for the nine months ended September 30, 2005 and 2004, respectively. Total income from portfolio securities was $492,220 and $449,773 for the three months ended September 30, 2005 and 2004, respectively. Total income from portfolio securities was $1,455,729 for the nine months ended September 30, 2005 and $5,221,768 for the comparable period in 2004. The decrease from 2004 to 2005 is due primarily to a cash dividend of $3,525,000 received in 2004 from Champion Window Holdings, Inc., which did not occur in 2005.

The Management Company receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1,250,858 and $1,039,682 during the nine months ended September 30, 2005 and 2004, respectively. The increase in management fees during the nine months ended September 30, 2005 , was due to an increase in net assets between the two periods which was primarily due to the $11.2 million and $6.0 million valuation increases at Champion Window Holdings, Inc. and Doane PetCare Enterprises, Inc., respectively.

Director fees and expenses increased by $11,943 and $104,033 for the three and nine months ended September 30, 2005 and 2004, respectively, due primarily to nine full board meetings in 2005 compared to four full board meetings in 2004 and additional committee meetings in 2005. The additional board meetings, Strategic Alternative Meetings and Special Committee Meetings were related to entering into the new management agreement with Moore, Clayton & Co., Inc. The additional director fees and expenses are also related to one additional board member being added as of June 30, 2005.

Professional fees increased by $167,934 and $256,772 for the three and nine months ended September 30, 2005 and 2004, respectively. These increases are primarily due to legal fees incurred in connection with the SEC matter described in Note 8, proxy preparation, consideration of strategic alternatives and deciding on a strategic alternative for the benefit of the Fund’s shareholders. In the third quarter of 2005 there were additional legal fees related to the start-up of the new Adviser, as well as additional accounting and tax fees. There were also consulting fees of $75,000 paid to a former officer.

Administrative fees increased by $100,000 for the three and nine months ended September 30, 2005 and 2004, respectively, due primarily to the change in Administrator on June 30, 2005 from ECMC to ECAC. The former administrator, ECMC, received compensation for providing certain investor communication services. The fee paid was $12,500 per quarter for such services. Under the new plan, the Fund reimburses the Administrator for the costs and expenses incurred by the Administrator, ECAC, in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The new administrator receives $112,500 per quarter.

Mailing, printing and other expenses increased by $58,717 and $150,158 for the three and nine months ended September 30, 2005, from the same period in 2004 due primarily to proxy solicitation, printing and mailing relating to the new Adviser.

Interest expense increased/(decreased) by $35,369 and ($164,685) for the three and nine months ended September 30, 2005 and 2004, respectively. The increase for the three months was due primarily to higher margin interest expense in September 2005. The decrease for the nine months was primarily due to the payoff of the revolving line of credit in April 2004.

Prior to June 30, 2005, certain options issued by the Fund were accounted for using variable plan accounting. Such accounting resulted in non-cash compensation expense (benefit) of $552,760 and $123,446 during the nine months ended September 30, 2005 and 2004, respectively. The change is due to the fluctuation in the Fund’s closing stock market price from the beginning of the year to the price at the end of June in relation to the exercise price of the stock options. In 2005, the market price increased from a January 1, 2005 market price of $7.71 to an ending market price at June 30, 2005 (option plan was cancelled on June 30, 2005) of $8.25. In 2004, the market price increased from a market price at January 1, 2004 of $8.05 to an ending market price at September 30, 2004 of $8.19.

Franchise taxes and excise taxes increased by $46,507 and $129,213 for the three and nine months ended September 30, 2005 and 2004, respectively. Excise taxes for 2005 are $ 0. In the third quarter of 2004, there was a ($36,832) credit to expense for the reversal of a prior year accrual. In addition, franchise taxes increased $9,675 and $92,381 in the first three and nine months ended September 30, 2005 and 2004, respectively, primarily due to increases in Texas franchise taxes because a larger percentage of income was from Texas-based companies.

The Fund agreed to reimburse the Administrator certain one time costs and expenses (“Special Administrative Fee”) associated with the change in administrators upon receiving approval from the Fund’s shareholders. The Special Administrative Fee, in the amount of $535,000 has been paid as of September 30, 2005 and is included in expenses in the nine month Statements of Operations.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2005, we realized net capital gains of $2,283,878 from the disposition of securities in one portfolio company and a reduction in the discounts on the escrow receivable related to the sales of two former portfolio companies. We sold 1,033,457 shares of ENGlobal Corporation (“ENG”) common stock, realizing a capital gain of $1,890,142. We increased the value of the escrow account of Strategic Holdings, Inc. for a capital gain of $331,000 and increased the value of the escrow account of Alenco Holding Corp. for a capital gain of $45,000. In addition, we realized a short-term capital gain of $17,736 on our U.S. Treasury Bills.

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

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized appreciation on investments increased by $14,533,187 during the nine months ended September 30, 2005, from a net unrealized depreciation of ($4,573,310) to a net unrealized appreciation of $9,959,877. The increase in appreciation resulted from increases in the estimated fair values of six of our portfolio companies aggregating $20,262,463, of which Champion Window Holdings, Inc. accounted for $11,000,000 and Doane PetCare Enterprises, Inc.(“Doane”) accounted for $6,462,463. The Doane increase is due to a completed sales transaction with Ontario Teachers’ Pension Fund. The Fund had decreases in the estimated fair values of eight of our portfolio companies aggregating ($3,839,135), with ConGlobal Industries, Inc. accounting for ($1,395,702), Equicom, Inc. ($954,098) and Sternhill Partners I, LP ($555,406). The Fund also transferred ($1,890,142) in unrealized appreciation to realized capital gains from the sale of all its common stock of ENG.

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

Dividends

We declared no dividends for the nine months ended September 30, 2005 and 2004. On January 16, 2005 we paid cash dividends of $1,589,377 for dividends declared in 2004. On January 16, 2004, we paid cash dividends of $2,287,194 for dividends declared in 2003.

Portfolio Investments

During the nine months ended September 30, 2005, we made follow-on investments of $1,877,847 in four portfolio companies and one venture capital fund, including $780,347 of accrued interest, dividends, and original issue discount received in the form of additional portfolio securities.

For the nine months ended September 30, 2005, we received an additional 1,578 shares amounting to $157,800 of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends. In addition, Sovereign elected to convert $182,248 of accrued interest into the balance of the 15% promissory notes due to us.

In January 2005, Spectrum Management, LLC elected to convert $223,657 of accrued interest into a new 12.75% promissory note with interest and principal due at maturity on January 31, 2006.

During the first three months of 2005, all 1,033,457 shares of ENG common stock were sold, realizing a capital gain of $1,890,142.

During the nine months ended September 30, 2005, Equicom, Inc. made nine principal payments on its 8.81% promissory note of $48,193, reducing the note balance to $984,107. Equicom also elected to convert $70,941 of accrued interest into the balance of the 10% promissory note due to us.

For the nine months ended September 30, 2005, we recorded $145,702 as amortization of original issue discount on our non-interest bearing note receivable from ConGlobal Industries, Inc.

On June 15, 2005, the Fund made a $1,000,000 follow-on investment to ConGlobal Industries, Inc., through a 66.67% member’s interest in J.L. Madre, LLC. The 10% senior participating note due from J. L. Madre is to mature in September 2007.

On May 16, 2005, we invested an additional $97,500 in Sternhill Partners I, L.P. pursuant to a $3,000,000 commitment made in March 2000. There is $442,500 remaining on the commitment at September 30, 2005.

Subsequent Events

On October 3, 2005, the Fund sold U.S. Treasury bills for $40,000,000 and repaid the margin loan.

On October 11, 2005, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at September 30, 2005.

On November 3, 2005, the Fund received a cash payment from Doane PetCare Enterprises, Inc. (“Doane”) for $5,916,759, representing the Fund’s entire interest in Doane excluding estimated escrow of $546,000.

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

Borrowings under our lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under our lines of credit for the six months ended September 30, 2004 of approximately $1,810,619, a change of one percent in the interest rate would have caused a change in interest expense of approximately $14,000. This change would have resulted in a change of $0.002 in the net asset value per share at September 30, 2004. On July 28, 2005 the Fund formally terminated its revolving line of credit loan with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future. There were no borrowings outstanding during the nine months ended September 30, 2005. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” regarding our liquidity and capital resources.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one of our investments, in a business which manufactures residential windows primarily for new construction, was 30% of our net asset value and 42% of our investments in portfolio company securities (at fair value) at September 30, 2005. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect our net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.]

Material Contracts

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc.

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company.

(c)	Former 1997 Stock Incentive Plan [Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement dated February 24, 1997.]

(d)	Form of Indemnification Agreement between Equus II Incorporated and its directors and certain officers.

(e)	Form of Release Agreement between Equus II Incorporated and certain of its officers and former officers.

(f)	Joint Code of Ethics of Equus II Incorporated and Equus Capital Management Corporations (Rule 17j-1)

14.	Code of Business Conduct and Ethics for Members of the Board of Directors, Officers, And Employees. [Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

a.	Certification by Chairman and Chief Executive Officer

b.	Certification by Chief Financial Officer

32.	Section 1350 Certification

a.	Certification by Chairman and Chief Executive Officer

b.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: November 14, 2005	EQUUS II INCORPORATED

/s/ HARRY O. NICODEMUS IV
Harry O. Nicodemus IV
Chief Financial Officer