Form 10-K
period 2005-12-31
EQUUS II INC
filed 2006-03-31
CIK 878932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-19509

EQUUS II INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2727 Allen Parkway, 13th Floor	77019
Houston, Texas	(Zip Code)

(713) 529-0900

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                             Accelerated filer   ☐                             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $46,650,581 computed on the basis of $7.58 per share, closing price of the common stock on the New York Stock Exchange on March 27, 2006. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 8,106,365 shares of the registrant’s common stock, $.001 par value, outstanding as of March 31, 2006. The net asset value of a share at December 31, 2005 was $12.55.

Portions of the Proxy Statement (to be filed) for the 2006 Annual Shareholder’s meeting are incorporated by reference in Part II and III.

i

PART I

Item 1.	Business

Equus II Incorporated (the “Fund”) is a Delaware corporation that was organized in 1992 as a closed end non-diversified investment company. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940 (the “Investment Company Act”) and as a regulated investment company for tax purposes under the Internal Revenue Code of 1986 (the “Code”). The Fund seeks to generate investment income and long term capital gains by making investments focusing on small to medium sized privately-owned companies.

On June 30, 2005, the Fund retained Moore Clayton Capital Advisors, Inc. (the “Adviser”) to become the Fund’s investment adviser and Equus Capital Administration Company, Inc. (the “Administrator”) to provide certain investment administrative services to the Fund. Subject to the supervision of the board of directors of the Fund, the Adviser and Administrator perform or provide for the management, administration, investment advisory and other services necessary for the operation of the Fund.

The Fund retained the Adviser in part to provide the Fund with enhanced investment opportunities in both the United States and internationally. The Adviser has significant experience in investing in growth-oriented companies in Europe and Asia, with a particular focus on investment opportunities that are presented by current and anticipated demographic trends worldwide.

The Adviser and the Administrator and their respective officers and directors and the officers of the Fund are collectively referred to herein as “Management.” Our principal office is located at 2727 Allen Parkway, 13th Floor, Houston, Texas, 77019, and the telephone number is (713) 529-0900. Our corporate website is located at www.equuscap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on The New York Stock Exchange under the ticker symbol “EQS”.

Investment Focus

The Fund has historically invested in small to medium sized privately-owned companies typically having an enterprise value ranging from $15,000,000 to $75,000,000 at the time of our initial investment. Our initial investment in these companies has typically ranged from $1,500,000 to $7,500,000 and resulted in our owning from 15% to 80% of the equity in the portfolio company following the initial investment. Our investment generally has been in the form of common or preferred stock and has often included warrants, options or other rights to acquire common or preferred stock. We have also provided senior or subordinated debt to some of our portfolio companies. We have invested primarily in companies that intend to grow either internally or by acquiring other businesses, including through leveraged buyouts. We have also invested in recapitalizations of existing businesses or special situations from time to time.

As of December 31, 2005, approximately 70% of our net assets was invested in securities of portfolio companies, constituting qualifying investments under the Investment Company Act. Of this amount, approximately 46% was invested in common stock, 16% was invested in preferred stock, 22% was invested in secured and subordinated debt and 16% was invested in limited liability companies. The remaining amount of our net assets was invested in short term, highly liquid investments consisting of U.S. Treasury Bills, interest-bearing bank accounts and certificates of deposit that are in the opinion of the Adviser, appropriate safety of principal.

We expect that the investment focus of the Adviser will shift from the Fund’s historical approach to investments toward investment in areas driven by current and anticipated demographic trends such as an aging population, increased leisure time, widespread concern about the environment and globalization. This may suggest investments in areas such as retirement real estate developments, healthcare, leisure and family entertainment, renewable energy and Pacific Rim and China-based opportunities.

Investment Strategy

We employ a total return investment style. The total return style combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, the Fund is a “growth-at-reasonable-price” investor. The Fund invests primarily in privately owned companies and is open to virtually any potential growth investment in the privately owned arena. However, the Fund’s primary aim is to identify and acquire only those equity securities that meet our criteria for selling at reasonable prices. The Fund’s income investments consist principally of purchasing debt financing with the objective of generating regular interest income back to the Fund as well as long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.

Our investments in portfolio securities are usually made in private transactions negotiated directly with the owner or issuer of the securities acquired. We attempt to reduce certain of the risks inherent in private equity-oriented investments by investing in a portfolio of companies involved in different industries. We currently have investments in the following industries: business products and services, industrial products and services, shipping products and services, consumer goods and services, leisure and entertainment, media, real estate and residential building products. We limit our initial investment in any portfolio company to no more than 15% of the Fund’s net assets at the date of initial investment, however, our investment in a particular portfolio company may exceed these limitations due to follow-on investments or increases in the value of such investments.

We typically invest in a portfolio company with co-investors. Other investment participants may include management of the portfolio company, other business development companies, small business investment companies, other institutional or individual investors or venture capital groups. The investment position of the Fund and its co-investors in portfolio companies will typically involve a controlling or substantial interest in such companies.

An important component of our investment strategy is to retain our status as a business development company under the Investment Company Act. Therefore, we cannot acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company) if after giving effect to such acquisition the value of our qualifying assets amounts to less than 70% of the value of our total assets.

Investment Criteria

Prospective investments are evaluated by Management based upon criteria that may be modified from time to time. The criteria currently being used by Management in determining whether to make an investment in a prospective portfolio company include:

1. The presence or availability of competent management. We generally require that our companies have an experienced management team and compensation incentives that align the interests of management with those of the Fund.

2. The existence of a substantial market for the products or services of the company. We focus on companies whose products or services have favorable growth potential or a substantial market position in a stable industry. We look for companies with a strong competitive positions in their respective markets.

3. A history of profitable operations. We look for companies that either have been profitable historically or have a reasonable expectation that they can become profitable as a result of the proposed investment.

4. Substantial equity position and participation on the board of directors. We look for companies that will permit us and our co-investors to take a substantial investment position in the company and to have representation on the board of directors of the company.

5. An exit strategy to realize capital appreciation and minimize capital losses. We expect to dispose of our portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public offerings, public sales of such securities and negotiated private sales of such securities to the portfolio company itself or to other investors. In addition, we may distribute our portfolio securities in-kind to our stockholders.

Investment Operations

The investment operations of the Fund consist principally of the following basic activities:

Investment Selection. The Fund expects that many of its investment opportunities will result from its relationship with the Adviser and the Adviser’s international reputation as an investor and the relationships it has with international referral sources. Historically, many of the Fund’s investment opportunities have been originated and identified by Management, but other investment proposals have resulted from referrals from banks, lawyers, accountants and members of the financial community. The Fund expects that these referral sources will continue to present the Fund with investment opportunities. Subject to the approval of its board of directors, the Fund may pay such persons finder’s fees to the extent permissible under applicable law and consistent with industry practice.

Due Diligence. Once a potential investment is identified, Management undertakes a due diligence review using publicly available information and may seek input from consultants, investment bankers and other knowledgeable sources. The due diligence review will typically include, but not limited to:

•	review of historical and prospective financial information including audits and budgets;

•	on-site visits;

•	review of business plans and an analysis of the consistency of operations with those plans;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of senior loan documents;

•	background checks; and

•	research relating to the company’s management, industry, markets, products and services, and competitors.

Structuring Investments. Investments typically are made in private transactions negotiated directly with the owner or issuer of the securities acquired. The Adviser structures the terms of a proposed investment, including the purchase price, the type of security to be purchased and the future involvement of the Fund in the portfolio company’s business. The Adviser seeks to structure the terms of the investment to provide for the capital needs of the portfolio company while maximizing the Fund’s opportunities for capital appreciation in its investment.

Providing Management Assistance and Monitoring of Investments. Successful private equity investments typically require active monitoring of, and significant participation in, major business decisions of portfolio companies. In most cases, officers of the Fund serve as members of the boards of directors of portfolio companies. Such management assistance is required of a business development company under the Investment Company Act. We seek to provide guidance and management assistance with respect to such matters as capital structure, budgets, profit goals, diversification strategy, financing requirements, management additions or replacements and development of a public or private market for the securities of the portfolio company. In connection with their service as directors of portfolio companies, officers and directors of the Fund may receive and retain directors’ fees or reimbursement for expenses incurred, and may participate in incentive stock option plans for non-employee directors, if any. When necessary, the Adviser, on behalf of the Fund, may also assign staff professionals with financial or management expertise to assist portfolio company management on specific problems.

Follow-on Investments

Following our initial investment in a portfolio company, the company may request that we make follow-on investments in the company. Follow-on investments may be made to exercise warrants or other preferential rights granted to us or otherwise to increase our position in a successful or promising portfolio company. The company also may request that we provide additional equity or loans needed by the company to fully implement its business plans to develop a new line of business or to recover from unexpected business problems. We may make follow-on investments in portfolio companies from cash on hand or may borrow all or a portion of the funds required to make such follow-on investments. If we are unable to make follow-on investments due to lack of available capital, the portfolio company in need of the investment may be negatively impacted and/or our equity interest in the portfolio company may be reduced.

Disposition of Investments

The method and timing of the disposition of our portfolio investments is critical to the realization of capital appreciation and to the minimization of capital losses. We may dispose of our portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public offerings, public sales of such securities and negotiated private sales of such securities to the portfolio company itself or to other investors. In addition, we may distribute our portfolio securities in-kind to our stockholders. In structuring investments, we endeavor to reach such agreements or understandings with a prospective portfolio company as may be appropriate with respect to the method and timing of the disposition of our investment and, if appropriate, seek to obtain registration rights at the expense of the portfolio company. We bear the costs of disposing of investments to the extent not paid by the portfolio company.

Current Portfolio Companies

For a description of our current portfolio company investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Valuation

On at least a quarterly basis, the Adviser performs a valuation of our portfolio investments, subject to the approval of our board of directors. Valuations of portfolio securities are done in accordance with accounting principles generally accepted in the United States of America and the financial reporting policies of the SEC.

The fair value of investments for which no market exists (including most of our investments) is determined on the basis of procedures established in good faith by our board of directors. As a general principle, the current “fair value” of an investment is the amount we might reasonably expect to receive for it upon its sale in an orderly manner. There is a range of values that are reasonable for such investments at any particular time.

Generally, cost is the primary factor used to determine fair value until significant developments affecting the portfolio company (such as results of operations or changes in general market conditions) provide a basis for use of an adjustment to the valuation. Valuation adjustments are based upon such factors as a portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, a portfolio company’s fair value may be based upon the company’s liquidation value. Fair valuations are necessarily subjective and the Adviser’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities. Also, failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in a significant and rapid change in its value.

We may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation. This method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

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

The Fund’s board of directors reviews the valuation policies on a quarterly basis to determine their appropriateness and may also hire independent firms to review the the Adviser’s methodology of valuation or to conduct an independent valuation.

On a daily basis, we adjust our net asset value for the changes in the value of our publicly held securities and material changes in the value of our private securities and report those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Competition

We compete with a large number of private equity and mezzanine funds and other financing sources, including traditional financial services companies such as finance companies and commercial banks. Some of our competitors are substantially larger and have considerably greater financial resources than we do. Our competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares.

There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. In addition, because of this competition, we may be foreclosed from taking advantage of attractive investment opportunities and may not be able to identify and make investments that satisfy our investment objectives or meet our investment goals.

Business Development Company Requirements

Qualifying Assets. As a business development company, we may not acquire any asset other than qualifying assets, as defined by the Investment Company Act, unless, at the time the acquisition is made the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are the following:

•

securities purchased in transactions not involving any public offering from an issuer that is an eligible portfolio company. An eligible portfolio company is any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly-owned by the business development company, and (c) either (i) does not have any class of securities with respect to which a broker or dealer may extend margin credit, (ii) is controlled by the business development company either singly or as part of a group and an affiliated person of the business development company is a member of the issuer’s board of directors, or (iii) has total assets of not more than $4 million and capital and surplus of at least $2 million;

•	securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the Investment Company Act.

To include certain securities above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance, such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide significant managerial assistance to each of our portfolio companies.

Temporary Investments. Pending investment in portfolio companies, we invest our available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, “Temporary Investments”). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody’s Investor Services, Inc. or Standard & Poor’s Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether the Fund has 70% of its total assets invested in qualifying assets or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act.

At December 31, 2005, the Fund had approximately $25,646,000 or approximately 28% of our net assets in Temporary Investments and cash.

Leverage. We are permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock senior to the common stock if our asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the senior stockholders’ interests. In addition, provisions must be made to prohibit any distribution to common stockholders or the repurchase of any shares unless the asset coverage ratio is at least 200% at the time of the distribution or repurchase.

Fund Share Sales Below Net Asset Value. We generally may sell our common stock at a price that is below the prevailing net asset value per share only upon the approval of the policy by stockholders holding a majority of our issued shares, including a majority of shares held by nonaffiliated stockholders. We may, in accordance with certain conditions established by the SEC, sell shares below net asset value in connection with the distribution of rights to all of our stockholders. We may also issue shares at less than net asset value in payment of dividends to existing stockholders.

No Redemption Rights. Since we are a closed-end business development company, our stockholders have no right to present their shares to the Fund for redemption. Recognizing the possibility that our shares might trade at a discount, our Board of Directors has determined that it would be in the best interest of our stockholders for us to be authorized to attempt to reduce or eliminate a market value discount from net asset value. Accordingly, from time to time we may, but we are not required to, repurchase our shares (including by means of tender offers) to attempt to reduce or eliminate any discount or to increase the net asset value of our shares.

Affiliated Transactions. Many of the transactions involving the Fund and our affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the independent directors and a majority of the independent directors having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of the Fund, including the Adviser and the Administrator, require the prior approval of the SEC.

Regulated Investment Company Tax Status

We operate to qualify as a regulated investment company under Subchapter M of the Code. If we qualify as a regulated investment company and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our stockholders. Taxable income generally differs from net income as defined by accounting principles generally accepted in the United States of America due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

Generally, in order to maintain our status as a regulated investment company, we must (i) continue to qualify as a business development company; (ii) distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, as defined by the Code; (iii) derive in each taxable year at least 90% of our gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities as defined by the Code; and (iv) meet investment diversification requirements. The diversification requirements generally require us at the end of each quarter of the taxable year to have (a) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other regulated investment companies and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the value of our assets invested in the securities of one issuer (other than U.S. government securities and securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

In addition, with respect to each calendar year, if we distribute or have treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of our net capital gain income for each one-year period ending on October 31, and distribute 98% of our investment company net ordinary income for such calendar year (as well as any ordinary income not distributed in prior years), we will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of regulated investment companies.

If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a regulated investment company in any taxable year, we will be subject to tax in such year on all of our taxable income, regardless of whether we make any distribution to our stockholders. In addition, in that case, all of our distributions to our stockholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits). We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income.

The Adviser and the Administrator

The Adviser. The Adviser manages the Fund’s portfolio investments pursuant to an Advisory Agreement. The Adviser’s services include, among other services:

•	Determining the composition of the portfolio of the Fund, the nature and timing of the changes therein, and the manner of implementing such changes;

•	Identifying, evaluating, and negotiating the structure of the investments made by the Fund;

•	Monitoring the performance of, and managing the Fund’s investments;

•	Determining the securities and other assets that the Fund will purchase, retain, or sell and the terms on which any such securities are purchased and sold;

•	Arranging for the disposition of investments for the Fund; and

•	Other specified services.

The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation, paid on an annual basis. The Fund is responsible for the costs and expenses of the Fund’s business, operations, and investments. These costs and expenses, include among other items:

•	Administration fees and expenses payable under the Administration Agreement;

•	Costs of proxy solicitation and meetings of stockholders and the Board;

•	Charges and expenses of the Fund’s custodian, administrator, and transfer and dividend disbursing agent;

•	Compensation and expenses of the Fund’s independent directors;

•	Legal and auditing fees and expenses;

•	Subject to Board approval, certain other reasonable costs and expenses directly allocable and identifiable to the Fund or its business or investments; and

•	Other specified costs and expenses.

The Advisory Agreement will continue in effect until June 30, 2007, and from year-to-year thereafter, provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund, or (ii) a majority of the independent directors of the Fund. The Advisory Agreement may be terminated at any time, without the payment of any penalty, by the board of directors or the holders of a majority of the Fund’s shares on 60 days’ written notice to the Adviser, and would automatically terminate in the event of its “assignment” (as defined in the Investment Company Act).

The Administrator. The Administrator manages the Fund’s administrative and business operations pursuant to an Administration Agreement. The Administrator provides the Fund, at the Administrator’s expense, with office space, facilities, equipment and personnel necessary for the conduct of our business. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Transfer and Disbursing Agent

We employ American Stock Transfer & Trust Company as our transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of our transfer agent is 59 Maiden Lane, Plaza Level, New York, NY, 10007.

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are “forward-looking statements” within the meaning of the federal securities laws, involve a number of risks and uncertainties, and are based on the beliefs and assumptions of management, based on information currently available to management. Actual results may differ materially. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “objective,” “plan,” “intend,” “anticipate,” “believe,” “management believes,” “estimate,” “predict,” “project,” “potential,” “forecast,” “continue,” “strategy,” or “position” or the negative of such terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions, or events, future operating results, or the ability to generate sales, income, or cash flow are forward-looking statements.

Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have substantially grater financial resources than us reducing the number of suitable investment opportunities offered to us or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require our good faith estimate of fair value for which a change in estimate could affect our net asset value; (iv) our investments in securities of privately held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on our investments which could affect our operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (iv) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless we maintain an asset coverage of at least 200%, which may affect returns to our stockholders; (xii) we may fail to continue to qualify for our pass-through treatment as a regulated investment company which could have an affect on stockholder return; (xiii) our common stock price may be volatile; and (xiv) general business and economic conditions and other risk factors described in our reports filed from time to tome with the Securities and Exchange Commission. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Risk Factors

The following discussion outlines certain risk factors that could affect our results for 2006 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by us or on our behalf. You should carefully consider these risks and all other information contained in the annual report on Form 10-K, including our consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline and you may lose all or part of your investment.

We may be required to make additional investments in our portfolio companies from time to time.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company, or may have the opportunity to increase our investment in such company by the exercise of a warrant to purchase common stock. There is no assurance that we will make, or have sufficient funds to make, follow-on investments. Any decision by us not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation, and may dilute our equity interest in or reduce the expected yield on our investment

There is uncertainty regarding the value of our privately held securities.

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

The value of the Fund’s investments in securities for which market quotations are not available is determined as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determination may materially differ from the value that would have been used had a ready market existed for the securities. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of interest income recognition. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that would exist if a ready market existed for these securities.

At December 31, 2005, the Fund had no portfolio companies for which market quotations are readily available. At December 31, 2004, only one of our portfolio companies had securities for which market quotations were readily available.

We may not realize gains from our equity investments.

We may invest in the equity securities of our portfolio companies. Also, when we make a loan, we generally receive warrants to acquire stock issued by the borrower, and we may make direct equity investments. Our goal ultimately is to dispose of these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Accordingly, we may not be able to realize gains from our equity interests.

The lack of liquidity of our privately held securities may adversely affect our business.

Our portfolio investments consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in “private placement” transactions or because we are deemed to be an affiliate of the issuer. Generally, we will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933 and applicable state securities law, unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict our ability to liquidate our securities in portfolio companies, because in many cases the securities of such companies will be privately held and we may own a relatively large percentage of the issuer’s outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers. The illiquidity of our investments may preclude or delay any disposition of such securities, which may make it difficult for us to obtain cash equal to the value at which we record our investments if the need arises.

We have invested in a limited number of portfolio companies.

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

At December 31, 2005, we had investments in 17 entities, including 13 portfolio companies and 4 entities which have disposed of substantially all of their assets and are awaiting liquidation. The value of one investment exceeded 30% of the value of our net assets. This investment is a business which manufactures residential windows, primarily for new construction, and has subsequently been sold. A consequence of a limited number of investments is that changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect our net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding a greater number of investments.

We have limited public information regarding the companies in which we invest.

Our portfolio consists primarily of securities issued by privately held companies. There is generally little or no publicly available information about such companies, and we must rely on the diligence of Management to obtain the information necessary for our decision to invest in them. There can be no assurance that such diligence efforts will uncover all material information about the privately held business necessary to make a fully informed investment decision.

Our portfolio companies may be highly leveraged.

While leveraged buyout investments and investments in highly leveraged companies may offer the opportunity for significant gains, such investments involve a high degree of business and financial risk and can also result in substantial losses. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. The use of leverage by portfolio companies also magnifies the increase or decrease in the value of a Fund investment as compared to the overall change in value of a portfolio company.

Many of our portfolio companies have incurred substantial indebtedness in relation to their overall capital base. Such indebtedness generally has a term that will require that the balance of the loan be refinanced when it matures. If a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness or is not successful in refinancing the debt upon its maturity, our investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or by the portfolio company’s reorganization or bankruptcy.

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

Leverage may impair our portfolio companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited.

Our business is dependent on external financing.

Our business requires a substantial amount of cash to operate. We may borrow funds to make investments, to maintain our pass-through tax status as a regulated investment company under Subchapter M of the Internal Revenue Code, or to pay contingencies and expenses. We are permitted under the Investment Company Act to borrow if, immediately after the borrowing, we will have asset coverage of at least 200%. That is, we may borrow an amount up to 50% of the value of our assets (including investments made with borrowed funds). The amount and nature of any borrowings will depend upon a number of factors over which we have no control, including general economic conditions, conditions in the financial markets, and the impact of the financing on the tax treatment of the stockholders. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in our net asset value. While the “spread” between the current yield on our investments and the cost of any loan would augment the stockholders’ return from the Fund, if the spread narrows (because of an increase in the cost of debt or insufficient income on our investments), distributions to the stockholders would be adversely affected. If the spread were reversed, we might be unable to meet our obligations to our lenders, which might then require us to liquidate some or all of our investments. There can be no assurance that we would realize full value for our investments or recoup all of our capital if our portfolio investments were required to be liquidated.

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

An economic downturn could affect our operating results.

An economic downturn may adversely affect middle market businesses, which are our primary market for investments. Such a downturn could also adversely affect our ability to obtain capital to invest in such companies. These results could have a material adverse effect on our business, financial condition, and results of operations.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, the ability to find and close suitable investments, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may not continue to qualify for our pass-through tax treatment.

The Fund may not qualify for conduit tax treatment if it is unable to comply with the diversification and gross income requirements of Subchapter M of the Internal Revenue Code. As discussed above in “Our business is dependent on external financing,” we have historically borrowed funds necessary to make qualifying investments to satisfy the Subchapter M diversification requirements. If we fail to satisfy such diversification requirements and cease to qualify for conduit tax treatment, we will be subject to income tax on our income and gains and stockholders will be subject to income tax on distributions. We may also cease to qualify for conduit tax treatment, or be subject to a 4% excise tax, if we fail to distribute a sufficient portion of our net investment income and net realized capital gains. The loss of our current tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock. Management believes that we have met the Subchapter M requirements to be taxed as a RIC.

There is a risk that you may not receive dividends.

Historically, we have distributed net investment income and net taxable realized gains from the sale of portfolio investments at least annually. Our current intention is to continue these distributions to our stockholders. Net realized long-term capital gains may be retained and treated as a distribution for federal tax purposes, to supplement our equity capital and support growth in our portfolio, unless our Management determines in certain cases to make a distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow any specified level of cash distributions or year-to-year increases in cash distributions.

Our financial condition and results of operations will depend on our ability to manage effectively any future growth.

Our ability to sustain growth depends on our ability to identify, evaluate, finance, and invest in suitable companies that meet our investment criteria. Accomplishing such a result on a cost-effective basis is a function of, among other things, our marketing capabilities, Management’s managing of the investment process, and our access to financing sources on acceptable terms. Failure to manage effectively any future growth could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent upon Management, including our Adviser, for our future success.

We are dependent for the final selection, structuring, closing, and monitoring of our investment on the diligence and skill of Management, including our new Adviser. Effective on June 30, 2005, the Fund entered into an investment advisory agreement with the new Adviser concurrent with the Adviser’s acquisition of our previous adviser. The Adviser identifies, evaluates, structures, monitors, and disposes of our investments, and the services it provides significantly impact our results of operations. Our future success depends to a significant extent on the continued service and coordination of Management, including our new Adviser.

We operate in a highly competitive market for investment opportunities.

We compete with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, investment entities, foreign investors, and individuals and other sources of financing, including tradition financial services companies such as commercial banks. Some of our competitors are substantially larger and have considerably greater financial resources than us, and some may be subject to different and frequently less stringent regulation. Competitors may have lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or difference risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to meet our investment goals.

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state, and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations or the failure to comply with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to business development companies.

Failure to deploy new capital may reduce our return on equity.

If we fail to invest our new capital effectively, our return on equity may be negatively impacted, which could reduce the price of the shares of our common stock that you own.

Investment in shares of our common stock should not be considered a complete investment program.

The Fund is intended for investors seeking long-term capital growth and income. The Fund is not meant to provide a vehicle for those who wish to play short-term swings in the stock market. Our investments in portfolio securities generally require four to seven years or longer in order to reach maturity, and such investments generally are illiquid. An investment in our shares should not be considered a complete investment program. Each prospective purchaser should take into account his or her investment objectives as well as his or her other investments when considering the purchase of our shares.

Shares of our common stock trade at a discount from net asset value.

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

The market price of our common stock may fluctuate significantly.

The market price and marketability of shares of our common stock may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•

significant volatility in the market price and trading volume of securities of RICs, BDCs, or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	changes in earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	announcements of new or follow-on investments in portfolio companies;

•	the sale or proposed sale of a portfolio investment;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital.

Item 2.	Properties.

We do not have any direct interest in any physical properties.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange under the symbol “EQS”. We had approximately 5,000 stockholders at December 31, 2005, 1,051 of which were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. At December 31, 2005, our net asset value was $12.55 per share of our common stock ($12.55 per diluted share).

The following table reflects the high and low sales prices per share of our common stock on the New York Stock Exchange for the two years ended December 31, 2005, by quarter:

Quarter Ended	High	Low
March 31, 2004	$8.71	$7.79
June 30, 2004	$7.92	$7.25
September 30, 2004	$8.20	$7.32
December 31, 2004	$8.45	$7.43
March 31, 2005	$8.25	$7.51
June 30, 2005	$8.50	$7.48
September 30, 2005	$8.80	$8.15
December 31, 2005	$9.39	$8.51

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

Historically, we have distributed net investment income and net taxable realized gains from the sale of portfolio investments at least annually. The Fund had a net investment loss for 2005, so no dividend was declared in 2005. We declared a net investment loss of $3,560,205 ($0.57 per share) during 2004. The 2004 dividend was paid in additional shares of common stock or in cash by specific election made by each stockholder. We paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share in January 2005, in connection with such dividend. The Fund also declared dividends of $4,556,472 ($0.72 per share) during 2003. (Please see subsequent event indicating that a dividend of $2.50 per share has been declared in the first quarter of 2006.)

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

The information under the heading “Equity Compensation Plan Information” in the Fund’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the

Securities and Exchange Act of 1934, as amended, prior to April 30, 2006 (the “2005 Proxy Statement”), is incorporated into Item 12 of this report by reference.

During the fiscal year ended December 31, 2005, we did not sell any securities which were not registered under the Securities Act of 1933. In December 2003, we issued a $1.5 million 9% secured note payable to an individual due on January 31, 2005. The Fund repaid the note in full in April 2004.

1997 Stock Incentive Plan

The 1997 Stock Option Plan was terminated on June 30, 2005, when officers and directors of the Fund exercised all in the money stock options to purchase 869,900 shares of common stock. Of the 869,900 shares exercised, 170,673 were not fully vested and in the money. (At the date of termination all options in the money were made fully vested). The shares were then immediately sold to an affiliate of the new Adviser at a price of $8.38 per share (closing market price on June 14, 2005, when the Shareholders meeting was originally scheduled). The remaining 89,100 shares which were not in the money were surrendered and cancelled and the stock option plan was terminated. The information below discusses the 1997 Stock Option plan that was in place prior to June 30, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	n/a	n/a
Total	0	$0	0

Directors and officers of the Fund who were responsible for or contribute to the management, growth, success, and profitability of the Fund and who were designated by the Compensation Committee were eligible to participate in the plan.

The Fund initially reserved 836,953 shares of common stock for issuance under the plan (which represented 20% of the number of shares of common stock outstanding as of September 30, 1996). Each calendar quarter the number of shares available for issuance under the plan were adjusted to equal the greater of 836,953 or 20% of the number of shares of common stock outstanding on the last day of the preceding calendar quarter. If an option or award lapsed or was terminated or canceled without issuance of shares, the unissued shares subject to such option or award would again be available for grant under the plan. If there was a stock split, stock dividend, reclassification of shares, or other similar corporate event affecting the Fund’s shares, appropriate adjustments would be made in the number and kind of shares that could be issued under the plan and the number and kind of shares and exercise prices of options or awards outstanding at the date of such event. No officer could be granted in any fiscal year of the Fund options or rights to acquire in the aggregate more than 500,000 shares of common stock.

The plan was administered by the Compensation Committee appointed by the Board that, to the extent required to qualify for the exemption contained in Rule 16b-3 under the Securities Exchange Act of 1934, must include at least two directors. Members of the Compensation Committee were not eligible to receive discretionary options or awards under the plan.

The plan authorized the grant, either alone or in combination, of (a) “nonqualified” stock options that do not qualify for beneficial treatment under the Internal Revenue Code of 1986, as amended (the “Code”), (b) incentive stock options under Section 422A of the Code, (c) alternate appreciation rights, and (d) limited rights. Any award granted under the plan must have been evidenced by a written award agreement.

The Compensation Committee could grant options qualifying as incentive stock options under the Code and nonqualified stock options. Subject to certain terms and conditions provided in the plan, options granted under the plan were exercisable at the price and on the terms determined by the Committee. The exercise price of options could not be less than the fair market value of the common stock at the date of grant. Options were exercisable at such times as provided in the award agreement although options might not be exercised prior to six months after the date they were granted and the option period for any award could not exceed ten years. Payment of the exercise price of an option could be made in cash, and at the discretion of the Committee, with such other consideration as the Committee could specify and as was permitted under the Investment Company Act. Consistent with Section 422A of the Code and the regulations thereunder, the plan contains certain limits on the value of incentive stock options that may have been exercised during a year and restrictions on the exercise price and period of incentive stock options granted to employees who owned more than 10% of the Fund’s common stock.

Unless otherwise provided in the award agreement, options would terminate three months after an option holder’s termination of employment for any reason other than death, retirement, disability, or termination by the Fund without cause. In the event of the termination of employment because of death, the option holder’s estate could exercise his or her options during the one-year period following death. In the event of termination of employment because of disability or retirement, the option holder could exercise his or her options during the 36-month period following his or her termination. In the event of termination of employment by the Fund without cause, all options would vest and the option holder could exercise his or her options during the 60-month period following his or her termination. The termination of an officer’s services did not otherwise accelerate the termination date of his or her options.

Concurrently with or subsequent to the award of a stock option, the Compensation Committee could award to the option holder with respect to each share of common stock covered by an option, a related alternate appreciation right (“alternate appreciation rights”), permitting the option holder to be paid the appreciation on the option in lieu of exercising the option. Alternate appreciation rights were exercisable subject to the same terms and conditions as the related options; provided, however, that alternate appreciation rights were exercised only if and to the extent that any payment on the alternate appreciation rights would not result in a greater dilution of the interests of the Fund’s stockholders than would result, if instead of the alternate appreciation rights, the stock options to which they relate were exercised. The amount to be paid on an alternate appreciation right was the difference between the fair market value of a share of common stock and the option price per share on the exercise date. Payment of alternate appreciation rights will have been made in shares of common stock determined by dividing the payment amount by the current market value of a share of common stock on the exercise date. Exercise of an alternate appreciation right would cancel an equal number of options related to the alternate appreciation right. Unless otherwise provided in the award agreement, alternate appreciation rights would terminate three months after an option holder’s termination of employment for any reason other than retirement or disability. In the event of termination of employment because of disability or retirement, the option holder could exercise his or her alternate appreciation rights during the six-month period following his or her termination.

Concurrently with or subsequent to the award of a stock option, the Compensation Committee could grant with respect to each share of common stock covered by an option, a related limited right permitting the option holder, during a specified time period, to be paid the appreciation on the option in lieu of exercising the option (“limited right”). Limited rights were exercisable in full for a period of seven months following the date of a “Change in Control” of the Fund. A Change in Control of the Fund is defined as a change in a majority of the directors of the Fund within one year following certain designated transactions, including a tender offer, merger, or proxy contest, the acquisition of 51% or more of the shares of common stock by an unaffiliated person, entity, or group, or the termination of the Adviser as investment adviser to the Fund. The amount to be paid on a limited right is the difference between the option price per share of common stock covered by the related option and the greater of (a) the highest price per share paid in connection with the Change in Control or (b) the highest price per share of the common stock on the NYSE during the 60-day period prior to the Change in Control; provided, however, that limited rights may be exercised only if and to the extent that any payment on the limited rights would not result in a greater dilution of the interests of the Fund’s stockholders than would result, if instead of the limited rights, the stock options to which they relate were exercised. Payment of the limited right will be made in cash.

Unless otherwise provided in the award agreement, limited rights would terminate upon an option holder’s termination of employment for any reason other than retirement or disability. In the event of termination of employment because of disability or retirement, the option holder could exercise his or her limited rights during the six-month period following his or her termination. Terminations following a Change in Control (except for “just cause”) did not terminate a limited right.

Each non-officer director serving on the Board on April 1, 1997, was granted a nonqualified stock option to purchase 5,500 shares of common stock of the Fund that vested 50% immediately and 16-2/3% on the first, second, and third anniversaries of the date of grant. Each new non-officer director was granted upon his or her election a nonqualified stock option for a similar number of shares. In addition, beginning with the 1998 annual meeting of stockholders, each individual elected as a non-officer director was, on the first business day following the annual meeting of stockholders, granted a nonqualified stock option to purchase 2,200 shares of common stock. The exercise price of the options was the closing price of the Fund’s common stock on the NYSE on the date the option was granted. Each option was exercisable during the period beginning six months after the date of grant and ending ten years after the date of grant. In the event of the termination of a director’s services because of death, permanent disability, or retirement, any unvested options vests and the director or, if the director was not living, the director’s estate, could exercise his or her options during the one-year period following the date of death, permanent disability, or retirement. The termination of a director’s services did not otherwise accelerate the termination date of his or her options.

The Board could amend, alter, or discontinue the plan at any time, provided that no amendment, alteration, or discontinuance could be made that would impair the rights of an award holder without his or her consent. The Board could not, without the prior approval of stockholders, amend the plan to increase the number of shares reserved for grant under the plan, change the employees eligible to participate, or otherwise if a stockholder vote was required to comply with any tax or regulatory requirement.

There were no shares repurchased in 2005.

Share Repurchases in 2004

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Amount of Shares that May Yet Be Purchased Under the Plan (1)
Jan 1 - Apr 30	—	—	—	—
May 1 - May 31	7,305	$7.66	7,305	$2,944,016
Jun 1 - Jun 30	66,800	$7.76	66,800	$2,425,796
Jul 1 - Jul 31	126,400	$7.79	126,400	$1,440,707
Aug 1- Aug 31	3,850	$7.60	3,850	$1,411,461
Sept 1 - Sept 30	121,800	$7.94	121,800	$444,333
Oct 1 - Oct 31	38,945	$8.13	38,945	$127,807
Nov 1 - Nov 30	16,600	$8.23	16,600	$0	(2)

Total	381,700	$7.88	381,700	$0

(1)	On May 24, 2004, the Fund announced that the Board of Directors had authorized the purchase of up to $3 million of the Fund’s common stock through open market transactions.
(2)	On November 12, 2004, the Board of Directors approved the additional $8,795 needed to complete the Fund’s common stock repurchase.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2005. Amounts are in thousands except per share data.

	2005	2004	2003	2002	2001
Total investment income	$2,530	$6,196	$7,166	$2,987	$2,714
Net investment (loss) income	$(3,134)	$3,706	$3,398	$145	$1,155
Net realized gain (loss) of portfolio securities	$1,237	$(5,474)	$(5,508)	$802	$(7,196)
Net change in unrealized appreciation (depreciation) of portfolio securities	$18,617	$3,003	$(2,159)	$(924)	$(3,674)
Net increase (decrease) in net assets resulting from operations	$16,720	$1,236	$(4,269)	$24	$(9,716)
Dividends declared	$—	$3,560	$4,556	$—	$—
Total assets	$143,984	$94,622	$132,908	$148,337	$150,819
Total net assets	$92,602	$68,600	$71,538	$76,976	$76,967
Net cash (used in) provided by operating activities	$23,933	$57,265	$11,429	$2,908	$13,182
Shares outstanding at end of year	7,377	6,507	6,615	6,233	6,233
Weighted average shares outstanding, basic	6,948	6,462	6,244	6,233	6,363

Per Share Data:
	2005	2004	2003	2002	2001
Net investment (loss) income	$(0.45)	$0.57	$0.54	$0.02	$0.18
Net realized gain (loss) of portfolio securities	$0.18	$(0.84)	$(0.88)	$0.13	$(1.13)
Net change in unrealized appreciation (depreciation) of portfolio securities	$2.68	$0.46	$(0.35)	$(0.15)	$(0.57)
Net increase (decrease) in net amounts resulting from operations per share, basic and diluted	$2.41	$0.19	$(0.68)	$—	$(1.52)
Dividends declared	$—	$0.57	$0.72	$—	$—
Net asset value (including unrealized appreciation)	$12.55	$10.54	$10.81	$12.35	$12.35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus II Incorporated is a business development company that invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. At December 31, 2005, we had investments in 17 entities, including 13 portfolio companies and 4 entities which had disposed of substantially all of their assets and are awaiting liquidation. At December 31, 2004, we had investments in 16 entities, including 12 portfolio companies, 2 venture funds and 2 entities which had disposed of substantially all of their assets and are awaiting liquidation. We made three new investments in the twelve months ended December 31, 2005, while we did not make any new investments for 2004.

We attempt to limit risk by investing in a portfolio of companies involved in different industries. We limit our initial investment in any company to no more than 15% of the Fund’s net assets. However, at December 31, 2005, 30% of our net assets were invested in one portfolio company in the residential window industry. This portfolio company was sold in January 2006.

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

We derive our cash flow from interest and dividends received and sales of securities from our investment portfolio. We pay certain administrative costs and management fees to the Administrator and Adviser, respectively, and interest expense on our existing debt. We also spend our cash on new investments or follow-on investments that may be required by certain portfolio companies. Historically, our cash flow from interest and dividends has not been sufficient to cover our expenses and follow-on investments. Because our investments are illiquid, we have incurred debt to provide the required funds for expenses and follow-on investments, and the debt is repaid from the sale of portfolio securities. In April and May of 2004, we sold securities of two portfolio companies and paid off the debt incurred for such purposes. We have maintained substantial amounts of cash and cash equivalents since May 2004.

We have distributed to our stockholders any net taxable investment income or realized capital gains on an annual basis. We declared no net investment income dividend in 2005. We declared a net investment income dividend of $0.57 per share in 2004, all of which was qualifying dividend income. We declared a dividend of $0.72 per share in 2003, of which $0.57 per share was in qualifying dividend income and $0.15 per share was a return of capital.

Since we are a closed-end business development company, stockholders have no right to present their shares to the Fund for redemption. Because our shares might trade at a discount, our Board of Directors has determined that it would be in the best interests of our stockholders to authorize the Fund repurchase our shares (including by means of tender offers) to attempt to reduce or eliminate the discount or to increase the net asset value of our shares. The Fund is not required to take such action, however.

Significant Accounting Policies

Valuation of Investments—The valuation of our portfolio companies is the most significant area of judgment impacting the financial statements. Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States of America and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below:

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

Generally, cost is the primary factor used to determine fair value until significant developments affecting a portfolio company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Thereafter, portfolio investments are carried at appraised values as determined quarterly by the Adviser, subject to the approval of our Board of Directors. Appraisal valuations are based upon such factors as a portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $65,134,527 (including no publicly traded securities) and $48,621,356 (including $2,778,878 in publicly-traded securities, net of a $424,836 Valuation Discount) at December 31, 2005 and 2004, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, we adjust our net asset value for changes in the value of our publicly held securities and material changes in the value of our private securities, and report those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Federal Income Taxes—We intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in our financial statements. As of December 31, 2005, the Fund had a capital loss carryforward of approximately $14.3 million, which may be used to offset future taxable capital gains. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a regulated investment company (“RIC”). See “Borrowings” and “Loss of Conduit Tax Treatment” for further discussions of our borrowings.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and unrestricted temporary investments of approximately $25,645,627. We had $65,134,527 of our total assets of $143,984,298 invested in portfolio securities. Our restricted assets totalled $50,445,006, of which $49,945,550 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment and $499,456 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 3, 2006.

On July 28, 2005, the Fund formally terminated its revolving line of credit with The Frost National Bank due to its present cash position and projected ongoing cash requirements.

As of December 31, 2004, we had approximately $19 million in unrestricted cash and cash equivalents, and our only debt was the borrowing under the margin account payable. The Fund had a $10,000,000 revolving line of credit with Bank of America, N.A. that expired on January 31, 2004. The line of credit was extended through March 15, 2004 at the reduced maximum borrowing amount of $6,600,000. The Fund used its revolving line of credit to pay operating expenses and for new and follow-on investments in portfolio securities.

Effective March 15, 2004, we entered into a new $6,500,000 revolving line of credit loan with Frost National Bank, which extended through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. There is no outstanding balance as of December 31, 2004, under the new line of credit, and the availability of such line was approximately $4 million. In March 2005, the Fund extended our revolving line of credit with The Frost National Bank through April 2006. We paid a commitment fee of $25,000 to extend the line of credit, and reduced the amount that may be borrowed to $5,000,000.

The prior loan was collateralized by our investments in portfolio securities. The provisions of the revolving line of credit included a borrowing base that could not exceed 10% of the total value of eligible portfolio securities. Interest on the revolving line of credit is payable quarterly at a rate of ..50% above the floating prime rate, adjusted daily. A facility fee of .25% per annum on the unused portion of the line of credit was payable quarterly in arrears. We paid a commitment fee of $65,000 at the closing of the loan in March 2004 and a $25,000 fee in March 2005 to extend the loan through April 2006.

No net investment income dividend was declared for 2005. We declared a net investment income dividend for 2004 of $3,560,205 or $0.57 per share which was paid on January 16, 2005. We paid this dividend in a combination of cash and common stock consisting of $1,589,160 in cash and 260,719 additional shares of common stock valued at $7.56 per share. We declared a dividend for 2003 of $4,556,472 or $0.72 per share on January 16, 2004. We paid this dividend in a combination of cash and common stock consisting of $2,287,194 in cash and 286,540 shares of common stock valued at $7.919 per share.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in and our estimated fair value of the portfolio company could be reduced. As of December 31, 2005, we have no committed capital requirements to invest due to the sales of the two venture capital funds in our portfolio.

Net cash (used in) provided by operating activities was ($24,026,084), $57,264,888, and $11,429,076 for cash of the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, approximately $14.1 million in the estimated value of our investments is in the form of notes receivable from portfolio companies. As of that date, however, only three of the notes from the portfolio companies are current in accordance with their terms. The notes that are current in accordance with their terms aggregate $7,111,796 in fair value. At December 31, 2005, one of the promissory notes, with an estimated fair value of $999,886, provides that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. The Fund has agreed to suspend the accrual of additional interest on one of its notes with a cost of $4,614,824 and fair value of $1,038,244.

Because of the nature and size of our portfolio investments, we have periodically borrowed funds under a line of credit to make qualifying investments to maintain our tax status as a regulated investment company (“RIC”) under the Internal Revenue Code. During 2005 and 2004, we borrowed sufficient funds to maintain our RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangements will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC, which would subject us to, corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be materially adverse to us and to our stockholders.

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

Results of Operations

Investment Income and Expense

Our net investment (loss) income after all expenses amounted to ($3,134,211), $3,706,343, and $3,398,033, for the years ended December 31, 2005, 2004 and 2003, respectively. Interest and dividend income from portfolio securities was $2,021,830, $6,017,545, and $7,161,128 in 2005, 2004 and 2003, respectively. The decrease in 2005 compared to 2004 and 2003 is attributable primarily to the payment by Champion Window Holdings, Inc. of a cash dividend in 2004 and 2003 of $3,525,000 and $3,500,000, respectively. The sale of Strategic Holdings, Inc., in April 2004, reduced interest income by $1,038,780 in 2003 to 281,861 in 2004 and zero in 2005.

Prior to the change in the Fund’s adviser which was effective as of June 30, 2005, we paid a management compensation fee to the Fund’s adviser, at an annual rate of 2% of our net assets, paid quarterly in arrears. Such fees amounted to $1,713,870, $1,382,680, and $1,530,016 during 2005, 2004 and 2003, respectively. The increase in 2005 was primarily due to the increase in valuation of our Champion Holdings, Inc. investment.

With the change in adviser and discontinuation of the stock option plan, a new incentive fee was initiated on June 30, 2005. The incentive fees is calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The 2005 expenses for incentive fees were $675,041. The capital gains and unrealized capital depreciation were based on the change in the portfolio from March 31, 2005 to December 31, 2005.

Director fees and expenses increased to $386,409 in 2005 as compared to $298,087 and $245,839 in 2004 and 2003, respectively. The increases are due to more board and committee meetings held in conjunction with the entering into the new advisory agreement with the Adviser. The additional director fees and expenses are also related to one additional board member being added as of June 30, 2005.

Professional fees were $960,296 in 2005 as compared to $586,286 and $298,537 in 2004 and 2003, respectively. The increase in 2005 as compared to 2004 and 2003 is due primarily to legal fees incurred in 2005 related to the change in adviser. The increase from 2004 as compared to 2003 was due to an SEC inquiry regarding executive compensation.

Administrative fees were $250,000 in 2005 as compared to $50,000 in 2004 and 2003, respectively. The increase in administrative fees for 2005 are due to the change in Administrator on June 30, 2005 from Equus Capital Management Corp. (“ECMC”) to the Administrator and an adjustment in the scope of services provided. The fee paid to ECMC was $12,500 per quarter for such services. Under the new plan, the Fund reimburses the Administrator for the costs and expenses incurred by the Administrator, in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year.

Mailing, printing and other expenses were $238,737 in 2005 as compared to $91,000 in 2004 and $155,996 in 2003. The increase in 2005 as compared to 2004 and 2003 was primarily due to the higher expenses related to proxy solicitation, printing and mailing relating to the new Adviser. The decrease in 2004 as compared to 2003 is primarily due to one mid-year report being produced and mailed instead of a quarterly report being produced and mailed in 2003.

Interest expense was $141,099 in 2005 as compared to $281,057 in 2004 and $985,967 in 2003. The decrease in 2005 as compared to 2004 and 2003 is due primarily to the Fund having no borrowings against the line of credit with the bank for the entire year. In April of 2004 the Fund took the proceeds from the sale of Strategic Holdings, Inc. and completely paid off our line of credit with the bank. The interest expense incurred in 2005 is primarily due to the margin interest expense for borrowing U.S. Treasury bills at the end of each quarter.

On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share (market price on date of grant) were issued to officers of the Fund. These options included dividend equivalent rights. Accounting principles generally accepted in the United States of America require that the options be accounted for using variable plan accounting. Such accounting resulted in non-cash compensation expense (benefit) of $552,760 in 2005 as compared to ($290,035) and $387,002 during the year ended December 31, 2004 and 2003, respectively. For 2005, the change is due to the fluctuation in the Fund’s closing stock market price from the beginning of the year to the price on June 14, 2005, when the shareholder’s meeting was originally scheduled. In 2005, the market price increased from a January 1, 2005 market price of $7.71 to an ending market price at June 30, 2005 (option plan was cancelled on June 30, 2005) of $8.25. In 2004, the market price decreased from a market price at January 1, 2004 of $8.05 to an ending market price at December 31, 2004 of $7.71. In 2003, the market price increased from a market price at January 1, 2003 of $6.64 to an ending market price at December 31, 2003 of $8.05. See Note 8 in the “Notes to the Financial Statements” for a table that reflects stock option activity for the three years ended December 31, 2005.

Effective June 30, 2005, the Stock Incentive Plan was terminated. (At the date of termination all options in the money were made fully vested). Options to purchase 869,900 shares (all options whose exercise price was less than the $8.38 market price on June 14, 2005) were exercised by five officers and seven directors of the Fund on June 30, 2005, and the Fund received $6,694,465 in cash from the exercise of such options. Of the 869,900 shares exercised, 170,673 were not fully vested and in the money. The remainder of the options, whose exercise price was greater than the $8.38 market price of June 14, 2005, were suspended and cancelled per signed agreement with each officer and director.

Franchise taxes and excise taxes for 2005 were $210,994 as compared to $90,350 and $114,346 for the years ended December 31, 2004 and 2003, respectively. Excise taxes for 2005 are $0. In the third quarter of 2004, there was a $36,832 credit to excise tax expense for the reversal of a prior year accrual. In addition, franchise taxes increased primarily due to increases in Texas franchise taxes, as a larger percentage of income has been from Texas-based companies.

The Fund agreed to reimburse the Administrator certain one time costs and expenses (“Special Administrative Fee”) associated with the change in administrators upon receiving approval from the Fund’s shareholders. The Special Administrative Fee, in the amount of $535,000 has been paid as of August 10, 2005 and is included in expenses in the Statements of Operations.

Realized Gains and Losses on Dispositions of Portfolio Securities

During the year ended December 31, 2005, we realized a net capital gain of $1,237,470 from the sale or disposition of portfolio companies as follows:

•	sold 1,943,598 shares of Doane PetCare Enterprises, Inc. common stock, realizing a capital gain of $1,980,115;

•	sold 3% limited partnership interest in Sternhill Partners I, LP, realizing a capital loss of $1,937,010;

•	sold 1.3% limited partnership interest in Vanguard Ventures VII, LP, realizing a capital loss of $1,172,357;

•	sold 1,033,456 shares of EnGlobal, Inc. (“ENG”) common stock, realizing a capital gain of $1,890,142;

•	adjusted the Alenco Holding Corp. escrow account amounting to a $115,000 capital gain; and

•	adjusted the Strategic Holdings, Inc. escrow account amounting to a $331,000 capital gain.

In addition, we realized a net short-term capital gain of $30,580 from the purchase and sale of U.S. Treasury Bills during 2005.

During the year ended December 31, 2004, we realized a net capital loss of $5,473,638 from the sale or disposition of portfolio securities as follows:

•	exchanged our investment in Turfgrass America, Inc for an investment in the new entity Turf Grass Holdings, Inc., realizing a capital loss in the exchange of $6,049,696;

•	sold 1,337,795 shares of ENGlobal, Inc. (“ENG”) common stock, realizing a capital gain of $94,674;

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

•	received proceeds of $100,000 for our investment in warrants related to our former investment in Carruth-Doggett, realizing a capital gain of $100,000;

•	received proceeds of $72,002 from Milam Enterprises, LLC relating to our former investment, realizing a capital gain of $72,002; and

•

sold a portion of and exchanged the balance of our investment in Container Care International for securities of ConGlobal Industries, Inc. (formed from the merger of Container Care International and Global Intermodal Systems), realizing a capital loss of $8,860,360: and

•	write-off of American Trenchless Technology, LLC, realizing a capital loss of $1,624,694.

In addition, we realized a net short-term capital gain of $3,474 from the purchase and sale of U.S. Treasury Bills during 2004.

During the year ended December 31, 2003, we realized a net capital loss of $5,508,277 from the sale or disposition of portfolio companies as follows:

•	received proceeds of $197,985 from our investment in Milam Enterprises LLC, realizing capital gains of $196,075;

•	received proceeds of $2,406,398 from Doane PetCare Enterprises, Inc. for payment in full of its 15% promissory note, realizing a capital gain of $551,850;

•	received proceeds of $500,000 for our investment in FS Strategies, Inc., realizing a capital loss of $8,758,667;

•	sold 8,863 shares of Weatherford International common stock for $353,409, realizing a capital loss of $160,202;

•	received proceeds of $3,452 from ENG in payment of 3,596 shares of common stock, realizing a capital gain of $1,350;

•	received proceeds of $790,126 from the liquidation of GCS RE, Inc., realizing a capital gain of $469,202;

•	sold 200,000 shares of NCI Building Systems, Inc. for $4,789,216, realizing a capital gain of $4,629,433;

•	wrote off our investment in Equipment Support Services, Inc., realizing a capital loss of $3,168,500; and

•	received proceeds of $1,105,712 from our investment in Reliant Window Holdings LLC, realizing a capital gain of $733,456.

In addition, we realized a net short-term capital loss of $2,274 from the purchase and sale of U.S. Treasury Bills during 2003.

Unrealized Appreciation and Depreciation of Portfolio Securities

Net unrealized appreciation on investments increased by $18,616,572 during the year ended December 31, 2005, from a net unrealized depreciation of $4,573,310 to a net unrealized appreciation of $14,043,262. Such increase in unrealized appreciation is due to the sale of ENGlobal Corporation and Doane PetCare Enterprises, Inc., which transferred $3,870,258 of unrealized appreciation for the year ended December 31, 2004, to realized gains for the year ended December 31, 2005, partially offset by the transfer of $3,109,367 in unrealized depreciation to realized capital losses from the sale of the Fund’s two venture capital funds, Sternhill Partners I, L.P. and Vanguard Ventures VII, L.P. The Fund had additional increases in unrealized appreciation which resulted from increases in the estimated fair value of eight of our portfolio companies aggregating $22,909,605, of which Champion Window Holdings, Inc. accounted for $12,712,141, Doane PetCare Enterprises, Inc. (“Doane”) accounted for $6,462,463 and Spectrum Management LLC accounted for $2,500,000. The Fund had additional decreases in unrealized appreciation, which resulted from decreases in the estimated fair value of six of our portfolio companies aggregating $3,532,142, with the two largest decreases in ConGlobal Industries, Inc., accounting for $1,445,988 and Equicom, Inc., accounting for $956,646.

Net unrealized depreciation on investments decreased by $3,002,845 during the year ended December 31, 2004, from $7,576,155 to $4,573,310. This decrease in unrealized depreciation is due to the decrease in estimated fair value of five of our portfolio companies of $9,897,478, offset by an increase in estimated fair value of securities of five of our portfolio companies and our two venture capital fund investments of $6,503,401. We also had transfers of $8,199,773 from net unrealized appreciation to realized gains in connection with the sale of Alenco and the transfer of $14,596,695 from net unrealized depreciation to realized losses in three portfolio companies.

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

Capital Transactions

Dividends

No dividends for the year ended December 31, 2005 were declared. We declared a dividend of $3,560,205 ($0.57 per share) during 2004, all classified as qualifying dividend income. The 2004 dividend was paid in additional shares of common stock or in cash by specific election made by each stockholder in December 2004. The Fund paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share in January 2005, in connection with such dividend. The 260,719 shares of stock are included in outstanding shares as of December 31, 2004. The Fund also declared dividends of $4,556,472 ($0.72 per share) during 2003, of which $0.57 per share was qualifying dividend income and $0.15 per share was return of capital.

Common Stock Repurchases

There were no common stock repurchases in 2005. In May through November 2004, the Fund repurchased 381,700 shares of its common stock in the open market for $3,008,795. The 381,700 shares were purchased at an average discount of approximately 27% from net asset value and the effect of these transactions added approximately $0.18 per share to the net asset value of our outstanding shares.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share—Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123 is effective beginning with the first interim period of the fiscal year beginning after June 15, 2005. Since the Fund cancelled the stock option plan on June 30, 2005, the adoption of SFAS No. 123R will have no impact on the Fund’s net assets and results of operations.

Portfolio Investments

As of December 31, 2005, we had active investments in the following entities or portfolio companies:

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

Alenco Window Holdings, LLC (“AWH”) was formed to acquire the senior secured debt of Reliant, which it exchanged for notes receivable from and an equity interest in Alenco. We initially invested in AWH through Reliant Window Holdings, LLC (“RWH”). During the fourth quarter of 2003, RWH was dissolved. Upon dissolution, we received cash and a 32.25% membership interest of AWH. In May 2004, the Fund and AWH sold their investments in Alenco. AWH holds cash and the right to receive proceeds of up to $1,968,000 from a cash escrow account set up upon the sale of Alenco in May 2004. The escrow funds are subject to claims that may be made related to the representations and warranties in the Alenco sale agreement. AWH has valued the escrow receivable at $1,616,000 at December 31, 2005. At December 31, 2004, our investment in AWH was valued at $520,000 with no cost, and consisted of a 32.25% membership interest.

During 2005, we recorded realized capital gains aggregating $115,000 from an adjustment to the escrow account. Please see subsequent event showing receipt of escrow receivable.

The Bradshaw Group

The Bradshaw Group (“TBG”), Dallas, Texas, provides innovative printing solutions primarily for customers in need of high-speed mass printings. TBG maintains a web site at www.bradshawgroup.com. At December 31, 2005 and 2004, our investment in TBG was valued at $250,000 and $0, respectively, with a cost of $1,794,547 for both years. Our investment consisted of 1,335,000 shares of preferred stock, a warrant to buy 2,229,450 shares of common stock at $0.01 through May 2008, a 15% promissory note in the amount of $459,546 and a prime plus 4% promissory note in the amount of $398,383, representing an approximate 17.8% fully-diluted equity interest. Gary L. Forbes, a Vice President of the Fund, serves on TBG’s Board of Directors.

Cedar Lodge Holdings, Inc.

Cedar Lodge Holdings, Inc. (“CLH”), Houston, Texas, is a 100% wholly-owned subsidiary of the Fund. It was formed to invest in real estate in the Baton Rouge, Louisiana area in a project converting apartments into condominiums. At December 31, 2005, our investment was valued at $132,185, with a cost of $132,185. Our investment consisted of 100 shares of $1,000 par value common stock amounting to $100,000 and $32,185 in organization costs. Sam P. Douglass, Co-Chairman of the Fund, serves as a director of CLH.

This investment represents the initial organization and formation costs of CLH. The majority of the investment will be in 2006. Please see subsequent events.

Champion Window Holdings, Inc.

Champion Window Holdings, Inc. (“Champion”), Houston, Texas, manufactures and sells aluminum and vinyl windows for single and multi-family residential purposes, primarily in Texas. Most of Champion’s sales are for new construction, sold directly to homebuilders. Champion maintains a web site at www.championwindow.net.

At December 31, 2005, our investment in Champion, valued at $28,112,140 with a cost of $1,471,800, consisted of 1,410,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at

$12.50 per share through June 2009. Our investment in Champion represents an approximate 31% fully-diluted equity interest. The valuation of Champion was increased significantly throughout 2005 due to the impending sale to an investor group led by Kenner Equities IV LP. On January 25, 2006, the sale of Champion was finalized (please see subsequent events). There is an estimated $4.2 million escrow on the Champion sales transaction, of which the Fund owned 31%, for general representations and warranties over 15 months. The Fund has chosen to record any additional values to the portfolio only as cash is received due to its assessment of future collectibility. No cash has been received via escrow in 2006. Mr. Douglass serves as a director of Champion.

At December 31, 2004, our investment in Champion, valued at $15,400,000 with a cost of $1,471,800, consisted of 1,410,000 shares of common stock and a warrant to purchase 10,000 shares of common stock at $12.50 per share through June 2009.

During 2005, we recorded an increase in unrealized appreciation of $12,712,140 on the Champion investment. Please see subsequent events.

CMC Investments, LLC

CMC Investments, LLC, (“CMC”), Houston, Texas, invested in Cooper Manufacturing Company, which manufactured drilling rigs for the oil and gas industry. The investment in CMC was received by us upon the liquidation of Tulsa Industries, Inc., a former investment.

At December 31, 2005 and December 31, 2004, our investment in CMC was valued at $50,000 and $65,000; respectively, with a cost of $525,000. Our investment consists of a 21% membership interest in CMC. We expect that CMC will be liquidated in 2006.

ConGlobal Industries, Inc (formerly Container Acquisition, Inc)./CCI-ANI Finance, LLC/JL Madre, LLC/JL MadreEquipment, LLC

ConGlobal Industries, Inc (formerly Container Acquisition, Inc.) (“ConG”), Houston, Texas, provides logistics and maintenance services to owners and lessees of international shipping containers. ConG maintains a web site at www.cgini.com.

At December 31, 2005, our investment in ConG, valued at $0 with a cost of $4,277,622, consisted of 24,397,303 shares of common stock, and a subordinated promissory note with a cost of $2,907,127 ($3,265,762 face less OID of $358,635). Our investment in ConG represents an approximate 28.5% fully-diluted equity interest.

CCI-ANI Finance, LLC (“CCI-ANI”) was formed to purchase a subordinated seller note from the former owner of Container-Care International in 2002. For all of 2005 we owned 100% of CCI-ANI. In 2004 we owned approximately 85% of CCI-ANI, and then acquired the remaining approximately 15% also in 2004. At December 31, 2005 our ownership interest was valued at zero with a cost of $1,926,942. At December 31, 2004 our ownership interest was valued at $570,000 with a cost of $1,926,942.

The Fund made a $1,000,000 follow-on investment in June 2005 to ConG through a 66.67 % member’s interest in J.L. Madre, LLC (“JLM”). The other member’s interest of 33.33% or $500,000 was invested by ConG management. Our $1,000,000 investment included the purchase of a 10% senior participating note due from JLM which is to mature in September 2007. At December 2005, our investment in JLM is valued at $1,000,000. In December 2005 the Fund made another follow-on investment of $69,210 to ConG through a 27.68% member’s interest in J.L. Madre Equipment, LLC (“JLM Equipment”), which was formed to lease equipment to ConG. At December 2005 our investment in JLM Equipment is valued at $69,210.

At December 31, 2004, our investment in ConG, valued at $680,000 with a cost of $4,081,634, consisted of 24,397,303 shares of common stock and a subordinated promissory note with a cost of $2,711,139 ($3,265,762 face less OID of $554,623). Our investment in ConG represents an approximate 28.5% fully-diluted equity interest.

During 2005, we recorded additional unrealized depreciation of $1,445,988 on our investments in ConG and CCI-ANI. Please see subsequent events.

Creekstone Florida Holdings, LLC

Creekstone Florida Holdings, LLC (“Creekstone-Florida”), Panama City, Florida, was the Fund’s first investment into the real estate market. The investment provides capital for the Creekstone’s Island Reserve condominium development project, which includes 299 condominium homes and townhomes. At December 31, 2005, our investment in Creekstone-Florida is valued at $4,310,787 and a cost of $4,310,787, which consisted of a 17% subordinated promissory note and related investment costs. Creekstone-Florida has guaranteed at least two years of interest and in addition, upon payoff, the Fund will receive an additional amount of interest based upon a percentage of the actual and projected gross revenue of the Creekstone’s Island Reserve project over a certain agreed upon threshold, until such time as the Fund has received the greater of $280,000 or an amount which would result in the Fund receiving 19.8% interest on the original loan amount.

Doane PetCare Enterprises, Inc.

Doane PetCare Enterprises, Inc. (“Doane”), Nashville, Tennessee, the largest producer of private-label dry pet food in the United States, with revenues of over $1 billion in 2005. Doane maintains a website at www.doanepetcare.com. At December 31, 2005, our investment in Doane was valued at $545,705 with a cost of zero, following the October 24, 2005, sale of all 1,953,598 shares of Doane’s common stock to the Ontario Teachers’ Pension Plan Fund for $5,916,760 with a cost of $3,936,644 and a realized capital gain of $1,980,116. The remaining $545,705 value relates to the escrow holdback based on our approximate 5% fully-diluted equity interest at the time of sale.

At December 31, 2004 our investment in Doane was valued at zero with a cost of $3,936,644. Our investment consisted of 1,943,598 shares of common stock. Please see subsequent events.

The Drilltec Corporation

The Drilltec Corporation (“Drilltec”), Houston, Texas, provides thread protectors and packaging for premium tubular goods, drill pipe and line pipe, utilized primarily in the oil and gas industry. Drilltec maintains a web site at www.drilltec.com. At December 31, 2005 and 2004, our investment in Drilltec, valued at zero with a cost of $1,000,000, consisted of a prime plus 9.75% promissory note. Our investment in Drilltec represents an approximate 62% fully-diluted equity interest. Mr. Forbes serves on Drilltec’s Board of Directors.

ENGlobal Corporation (AMEX: ENG)

(formerly Industrial Data Systems Corporation and Petrocon Engineering Inc.)

ENGlobal Corporation (“ENG”), Houston, Texas, provides engineering consulting, control systems, field inspections and plant maintenance services, primarily to the energy industry. ENG maintains a website at www.englobal.com. During the first quarter of 2005, all of our common stock was sold and at December 31, 2005, our only investment in ENG consisted of a conditional option to buy 200,000 shares of common stock should there be a significant change in management control.

At December 31, 2004, our investment in ENG consisted of 1,033,456 shares of common stock and was valued at $2,778,878, with a cost of $604,058. Our investment in ENG represented an approximate 4.4% fully diluted equity interest at December 31, 2004.

In 2004, ENG paid our subordinated note in full and purchased 86,163 shares of our ENG common stock, which were being held in escrow, for $0.96 per share, payable in three equal payments at year end of 2004, 2005 and 2006. The escrow has been paid at year-end for 2004 and 2005, so the escrow remaining is 28,721 shares or $27,572 is to be paid at the end of 2006.

In 2005, we sold 1,033,457 shares of ENG common stock, realizing a capital gain of $1,890,142. We also recorded net unrealized depreciation of $284,678 on our ENG investment during 2005.

Equicom, Inc. (formerly Texrock Radio, Inc.)

Equicom, Inc. (“Equicom”), Bryan, Texas, was formed to acquire radio stations in small to medium-sized cities in Texas. At December 31, 2005, Equicom owned and operated 4 radio stations in the Bryan area.

At December 31, 2005, our investment in Equicom, valued at $3,000,000 with a cost of $13,293,940, consisted of 452,000 shares of common stock, 657,611 shares of preferred stock, $4,614,824 in a 10% subordinated promissory note, $999,886 in a 10% senior subordinated promissory note and $961,870 in an 8.81% senior secured promissory note we purchased from Equicom’s former lender. Our investment in Equicom represents an approximate 56% fully-diluted equity interest at December 31, 2005.

At December 31, 2004, our investment in Equicom, valued at $3,931,351 with a cost of $13,268,644, consisted of 452,000 shares of common stock, 657,611 shares of preferred stock, $4,614,824 in a 10% subordinated promissory note, $905,110 in a 10% senior subordinated promissory note and $1,031,350 in an 8.81% senior secured promissory note we purchased from Equicom’s former lender.

During 2005, we recorded unrealized depreciation of $956,646 on our investment in Equicom.

Jones Industrial Holdings, Inc. (formerly United Industrial Services, Inc.)

Jones Industrial Holdings, Inc. (“JIH”), Houston, Texas, was formed to acquire businesses providing field services for the petrochemical and power generation industries.

At December 31, 2005, our investment in JIH was valued at $3,700,000 with an original cost of $3,500,100 and consisted of 35,000 shares of preferred stock and warrants to buy up to 63,637 shares of common stock at $0.01 per share through June 2008. Our investment in JIH represents an approximate 37.4% fully-diluted equity interest. Mr. Forbes serves on JIH’s Board of Directors.

At December 31, 2004, our investment in JIH was valued at $3,200,000 with an original cost of $3,500,100 and consisted of the same investment components as shown in 2005.

During 2005, we increased the value of the investment in JIH by $500,000.

PalletOne, Inc.

PalletOne, Inc. (“PalletOne”), Bartow, Florida, was formed to acquire and operate wooden pallet manufacturing facilities in eight states. PalletOne maintains a website at www.palletone.com. At December 31, 2005, our investment in PalletOne, valued at $5,107,650 with a cost basis of $4,542,650, consisted of 350,000 shares of common stock and 4,192,650 shares of preferred stock, representing an approximate 21% fully-diluted equity interest. Mr. Forbes serve as director of PalletOne.

At December 31, 2004, our investment in PalletOne, valued at $4,842,650 with a cost basis of $4,542,650, consisted of 350,000 shares of common stock and 4,192,650 shares of preferred stock.

During 2005 we received quarterly dividend payments totaling $419,265 (4 payments of $104,816), representing a 10% dividend on the preferred stock in 2005. During 2005, we recorded unrealized appreciation of $265,000 on the investment in PalletOne. Please see subsequent events.

Riptide Entertainment LLC

Riptide Entertainment LLC (“Riptide”), Houston, Texas, has been formed to develop, own and operate Ripley’s Believe It or Not museum franchise locations, throughout the world. In addition, Riptide will also develop, own and operate other suitable family entertainment properties. At December 31, 2005, our investment in Riptide, valued at $564,667 with a cost of $564,667, consisted of $500,000 in an 8% promissory note and a $64,667 member’s interest of 64.67% in Riptide. The Riptide investment was completed in December 2005. Mr. Moore, Chairman, President and CEO of the Fund, and Mr. Forbes serve as directors of Riptide.

Sovereign Business Forms, Inc.

Sovereign Business Forms, Inc. (“Sovereign”), Houston, Texas, is a manufacturer of wholesale business forms, with operations in six states. At December 31, 2005, our investment in Sovereign, valued at $7,744,828 with a cost of $7,344,828, consisted of 24,986 shares of preferred stock , $5,246,528 in 15% promissory notes and warrants to buy up to 551,894, 25,070 and 273,450 shares of common stock at $1, $1.25 and $1 per share through August 2006, October 2007 and October 2009, respectively. Our investment represents an approximate 31% fully-diluted equity interest in Sovereign. Mr. Forbes serves on Sovereign’s Board of Directors.

At December 31, 2004, our investment in Sovereign, valued at $7,249,779 with a cost of $6,949,779, consisted of 22,858 shares of preferred stock, $4,663,979 in 15% promissory notes and warrants to buy up to 551,894, 25,070 and 273,450 shares of common stock at $1, $1.25 and $1 per share through August 2006, October 2007 and October 2009, respectively.

Sovereign paid interest-in-kind of $196,565 in 2005 by adding such amount to the principal of the notes and paid $522,925 in cash interest. Sovereign also issued 2,128 shares of preferred stock as dividends paid-in-kind for 2005.

During 2005, we recorded unrealized appreciation on the investment in Sovereign of $100,000.

Spectrum Management, LLC

Spectrum Management, LLC (“Spectrum”), Dallas, Texas, was formed to acquire a business which provides security devices to financial institutions. At December 31, 2005, our investment in Spectrum, valued at $10,027,355 with a cost of $4,377,355, consisted of 285,000 units of Class A equity interest, a 16% subordinated promissory note in the amount of $1,303,698 and a 12.75% subordinated promissory note in the amount of $223,657. Our investment in Spectrum represents an approximate 79% fully-diluted equity interest. Mr. Forbes serves on the Board of Directors of Spectrum.

At December 31, 2004, our investment in Spectrum, valued at $7,303,698 with a cost of $4,153,698, consisted of 285,000 units of Class A equity interest and a 16% subordinated promissory note in the amount of $1,303,698.

During 2005, we recorded unrealized appreciation on the investment in Spectrum of $2,500,000.

Turf Grass Holdings, Inc (formerly Turfgrass America, Inc.).

Turfgrass America, (“Turfgrass”), Rosenberg, Texas, was formed for the purpose of acquiring several companies which grow and market warm season turfgrass, including Milberger Turf Farms and the Thomas family. Turfgrass is one of the largest warm season turfgrass companies in the United States. Turfgrass maintains a web site at www.turfgrassamerica.com. At December 31, 2005 and December 31, 2004, our investment in Turfgrass was valued at zero for both years and had a cost of $959,632 for both years. Our investment consisted of 1,000 shares of common stock of Turf Grass Holdings, Inc., which is wholly-owned by the Fund and which owns an approximate 7% fully-diluted equity interest in Turfgrass. Mr. Douglass serves as a director of Turfgrass.

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

Summary of New and Follow-On Investments.

During the year ended December 31, 2005, the Fund invested $5,007,640 in three new companies and made follow-on investments of $2,227,129 in six portfolio companies. These follow-on investments include including $910,419 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes.

For the year ended December 31, 2005, we received an additional 2,128 shares of preferred stock valued at $212,800 of Sovereign in dividends, respectively. In addition, Sovereign elected to convert $182,248 of accrued interest into the balance of the 15% promissory notes due to the Fund.

At December 31, 2005, $95,726 of accrued interest receivable was added to the cost balance of the notes receivable from Equicom.

During December 2005, the Fund invested $4,310,787 in Creekstone Florida Holdings, LLC, a company formed to invest in real estate in Panama City, Florida. The Fund’s investment consists of $4,310,787 in a 17%-19.8% promissory note.

During December 2005, the Fund invested $132,185 in Cedar Lodge Holdings, Inc., a subsidiary of the Fund. The investment involves the conversion of apartments to condominiums in Baton Rouge, Louisiana. The Fund’s investment consists of $132,185 for 100 shares of common stock at $1000 par value per share.

On November 30, 2005, we invested an additional $150,000 into Vanguard, pursuant to a $3,000,000 commitment made in June 2000. Note that Vanguard was sold to Montauk Partners in December 2005.

In May, 2005, we invested an additional $97,500 into Sternhill, pursuant to a $2,550,000 commitment made in March 2000. Note that Sternhill was sold to Montauk Partners in December 2005.

In January 2005, Spectrum elected to convert $223,657 of accrued interest into a new 12.75% promissory note due to the Fund.

During the year ended December 31, 2005, there was original discount accretion of $195,988 on the subordinated promissory note due from ConGlobal, with a face value of $3,265,762. This accretion increased the discounted balance of the note to $2,907,127. On June 15, 2005, the Fund invested $1,000,000 in JL Madre, LLC for a 66.7% member’s interest on a 10% promissory note payable. On November 17, 2005, the Fund invested $69,210 in JL Madre Equipment, LLC for a 66.7% members interest in a company formed to lease equipment to ConGlobal.

On December 13, 2005, the Fund invested $564,667 in Riptide Entertainment LLC, which included a $500,000, 8% promissory note and a 64.67% members interest of $64,667. The Fund’s investment in Riptide is its first in the leisure and entertainment sector. Riptide will look for investments in the Ripley’s Believe It or Not entertainment centers in locations all over the world.

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

Subsequent Events

On January 3, 2006, the Fund sold U.S. Treasury Bills for $49,954,170 and repaid the margin loan.

On January 6, 2006, the Fund received $104,816 in cash for a preferred stock dividend payment from PalletOne, which was shown as a dividend receivable at December 31, 2005.

On January 7, 2006, Doane PetCare Enterprises, Inc. made a payment of $168,314 to the Fund for a portion of its escrow balance owed to the fund. The Doane escrow amount remaining after this payment is $377,390.

On January 25, 2006, Champion Window Holdings, Inc. (“Champion”), was sold to an investor group led by Kenner Equities IV LP. The Fund has a 31% fully-diluted ownership interest in Champion, and received $28,112,141 for its portion of the sale and realized a capital gain of $26,640,341.

On February 2, 2006, the Fund announced the declaration of a $2.50 dividend payable for 2006 to shareholders of record as of February 13, 2006. The dividend will be payable in shares of common stock or in cash by specific election. Such election must be made by March 13, 2006. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006, since any purchase or sale of a portfolio company during the remainder of the year would affect the classification. The final distribution of the dividend consisted of an election of $13.0 million in cash or approximately 70% of the outstanding stock at record date and the issuance of approximately 730,000 additional shares based on an average stock price of $7.489 for the last ten trading days through the record date.

On February 6, 2006, the escrow agent of Alenco Holdings Corporation, made a cash payment directly to the Fund of $403,316 against the escrow receivable. In addition, the Fund received a $16,600 payment of interest accrued in 2005 based on the balance in escrow.

On February 8, 2006, Alenco Window Holdings, LLC received an escrow payment relating to the Fund’s Alenco Window Holdings, LLC portfolio company, where the Fund has a 32.25% ownership interest. The Fund’s portion of the escrow payment was $495,436 including a payment of 2005 interest of $17,249.

On February 21, 2006, the Fund received a $50,002 payment from J L Madre LLC for the 10% interest accrued on its outstanding note payable through December 31, 2005.

On February 21, 2006, the Fund completed the purchase for $42,197,800 of a Baton Rouge, Louisiana, apartment complex, which will be converted into condominiums. The purchase was accomplished through the formation of Cedar Lodge Holdings, Inc., a subsidiary of the Fund. In order to fund the purchase of the project, the Fund invested $7,900,000 in Cedar Lodge Holdings, Inc. in February 2006 (the Fund previously invested $100,000 in December 2005 for a total investment of $8,000,000). $400,000 of the $7,900,000 was for the purchase by the Fund of 4000 shares of $100 per share Cedar Lodge Holdings, Inc. common stock (1000 shares were previously purchased in December 2005 at $100 per share, resulting in the Fund holding a total of 5000 shares and paying a total of $500,000). The balance of the investment by the Fund ($7,500,000) was accomplished by making a subordinated loan to Cedar Lodge Holdings, Inc. In addition to the investment by the Fund, Regions Bank has provided Cedar Lodge Holdings, Inc. $25,000,000 in senior lender financing and the seller, The Reserve at Cedar Lodge, LLC., has received $9,632,800 in Cedar Lodge Holdings, Inc. preferred shares as part of the consideration for the sale of the project.

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

A large portion of our investments in portfolio securities consist of fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in our determination of fair value of these debt securities, since the securities are generally held to maturity. Their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

Except for one portfolio company, all of our investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus II Incorporated

Houston, Texas

We have audited the accompanying balance sheet of Equus II Incorporated (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 2005, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2005, and the selected per share data and ratios for the year ended December 31, 2005. These financial statements and selected per share data and ratios are the responsibility of the management of Equus II Incorporated. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equus II Incorporated as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the financial statements include investments in portfolio securities valued at $65,134,527 (70% of net assets) as of December 31, 2005, whose values have been estimated by the Adviser and approved by the Board of Directors of Equus II Incorporated in the absence of readily ascertainable market values. Those estimated values may differ materially from the values that would have been used had a ready market for the securities existed.

/s/    UHY Mann Frankfort Stein & Lipp LLP

UHY Mann Frankfort Stein & Lipp LLP

Houston, Texas

March 30, 2006

Report of Previous Independent Registered Public Accounting Firm

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

/S/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Houston, Texas

March 1, 2002

EQUUS II INCORPORATED

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
Assets
Investments in portfolio securities at fair value (cost $51,091,265 and $53,194,666, respectively)	$65,134,527	$48,621,356
Restricted cash & temporary investments, at cost which approximates fair value	50,445,006	24,218,234
Cash	67,470	12,523
Temporary cash investments, at cost which approximates fair value	25,578,157	18,563,525
Accounts receivable	49,654	104,964
Accrued interest and dividends receivable due from portfolio companies	502,151	441,644
Escrowed receivables, at fair value	2,207,333	2,660,000

Total assets	$143,984,298	$94,622,246

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$298,357	$111,981
Dividends payable	—	1,589,160
Due to adviser	1,138,053	342,998
Borrowing under margin account	49,945,550	23,978,450

Total liabilities	51,381,960	26,022,589

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 7,376,592 and 6,506,692 shares outstanding, respectively	7,377	6,507
Additional paid-in capital	91,456,960	84,174,979
Undistributed net investment losses	(3,146,578)	(12,367)
Undistributed net capital losses	(9,758,683)	(10,996,152)
Unrealized appreciation (depreciation) of portfolio securities, net	14,043,262	(4,573,310)

Total net assets	$92,602,338	$68,599,657

Net assets per share	$12.55	$10.54

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Investment income:
Interest income from portfolio securities	$1,389,765	$1,832,942	$2,884,655
Dividend income from portfolio securities	632,065	4,184,603	4,276,473
Interest from temporary cash investments	504,831	148,223	4,608
Other income	3,334	30,000	—

Total investment income	2,529,995	6,195,768	7,165,736

Expenses:
Management fee	1,713,870	1,382,680	1,530,016
Incentive fee	675,041	—	—
Director fees and expenses	386,409	298,087	245,839
Professional fees	960,296	586,286	298,537
Administrative fees	250,000	50,000	50,000
Mailing, printing and other expenses	238,737	91,000	155,996
Interest expense	141,099	281,057	985,967
Compensation expense (benefit)	552,760	(290,035)	387,002
Excise tax	—	(37,332)	36,832
Franchise taxes	210,994	127,682	77,514
Special administrative fee	535,000	—	—

Total expenses	5,664,206	2,489,425	3,767,703

Net investment (loss) income	(3,134,211)	3,706,343	3,398,033

Net realized gain (loss) on portfolio securities	1,237,470	(5,473,638)	(5,508,277)

Net unrealized appreciation (depreciation) of portfolio securities:
End of year	14,043,262	(4,573,310)	(7,576,155)
Beginning of year	(4,573,310)	(7,576,155)	(5,417,014)

Net change in unrealized appreciation (depreciation) of portfolio securities	18,616,572	3,002,845	(2,159,141)

Net increase (decrease) in net assets resulting from operations	$16,719,831	$1,235,550	$(4,269,385)

Net increase (decrease) in net assets from operations per share:
Basic	$2.41	$0.19	$(0.68)

Diluted	$2.41	$0.19	$(0.68)

Weighted average shares outstanding, in thousands
Basic	6,948	6,462	6,244

Diluted	6,948	6,474	6,244

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Operations:
Net investment income (loss)	$(3,134,211)	$3,706,343	$3,398,033
Net realized gain (loss) on portfolio securities	1,237,470	(5,473,638)	(5,508,277)
Net change in unrealized appreciation (depreciation) of portfolio securities	18,616,572	3,002,845	(2,159,141)

Net increase (decrease) in net assets resulting from operations	16,719,831	1,235,550	(4,269,385)

Capital share transactions:
Non-cash compensation expense (benefit)	565,127	(302,402)	387,002
Increase from officers’ notes settlement	23,475	629,785	—
Repurchase of common stock	—	(3,008,795)	—
Dividends declared	—	(3,560,205)	(4,556,472)
Shares issued in dividend	(217)	1,971,045	2,269,278
Options exercised by directors and officers	6,694,465	96,125	732,036

Increase (decrease) in net assets from capital share transactions	7,282,850	(4,174,447)	(1,168,156)

Increase (decrease) in net assets	24,002,681	(2,938,897)	(5,437,541)
Net assets at beginning of year	68,599,657	71,538,554	76,976,095

Net assets at end of year	$92,602,338	$68,599,657	$71,538,554

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Cash flows from operating activities:
Interest and dividends received	$1,614,380	$6,167,947	$3,973,977
Cash paid to adviser, directors, banks and suppliers	(4,117,647)	(2,934,726)	(3,368,585)
Purchase of portfolio securities	(6,324,351)	(2,048,076)	(5,140,000)
Proceeds from dispositions of portfolio securities	10,957,876	25,230,784	8,289,479
Principal payments from portfolio securities	70,430	2,371,991	2,369,547
Sales of restricted temporary cash investments	(26,226,772)	28,476,968	5,304,797
Advances to portfolio companies	—	—	(139)

Net cash (used in) provided by operating activities	(24,026,084)	57,264,888	11,429,076

Cash flows from financing activities:
Advances from bank	—	3,034,044	5,300,000
Repayments to bank	—	(8,034,044)	(71,075,000)
Borrowings under margin account	192,849,729	120,970,498	292,870,318
Repayments under margin account	(166,882,629)	(148,976,138)	(240,886,229)
Borrowing (repayment) of note payable	—	(1,500,000)	1,500,000
Repurchase of common stock	—	(3,008,795)	—
Dividends paid	(1,589,377)	(2,287,194)	—
Exercise of stock options	6,694,465	96,125	732,036
Payments received on officer notes	23,475	629,785	—

Net cash provided by (used in) financing activities	31,095,663	(39,075,719)	(11,558,875)

Net increase (decrease) in cash and cash equivalents	7,069,579	18,189,169	(129,799)
Cash and cash equivalents at beginning of year	18,576,048	386,879	516,678

Cash and cash equivalents at end of year	$25,645,627	$18,576,048	$386,879

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Reconciliation of increase (decrease) in net assets from operations to net cash provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$16,719,831	$1,235,550	$(4,269,385)
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by operating activities:
(Gain) loss realized on dispositions of portfolio securities, net	(1,237,470)	5,473,638	5,508,277
(Increase) decrease in unrealized appreciation, net	(18,616,572)	(3,002,845)	2,159,141
(Increase) decrease in accrued interest receivable due from portfolio companies	(60,507)	3,814,913	(1,645,918)
Decrease (increase) in accounts receivable and other	55,310	(89,495)	(139)
Accrued interest or dividends exchanged for portfolio securities	(910,418)	(3,753,240)	(1,545,841)
Non-cash compensation expense (benefit)	552,760	(290,035)	387,002
Increase (decrease) in accounts payable and accrued liabilities	198,744	(140,572)	39,304
Increase (decrease) in due to adviser	795,055	(14,694)	(27,188)
Purchase of portfolio securities	(6,324,351)	(2,048,076)	(5,140,000)
Proceeds from dispositions of portfolio securities	10,957,876	25,230,785	8,289,479
Principal payments from portfolio securities	70,430	2,371,991	2,369,547
(Purchases) sales of restricted temporary cash investments	(26,226,772)	28,476,968	5,304,797

Net cash (used in) provided by operating activities	$(24,026,084)	$57,264,888	$11,429,076

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SELECTED PER SHARE DATA AND RATIOS

FOR THE FIVE YEARS ENDED DECEMBER 31, 2005

	2005		2004	2003	2002	2001
Selected per share data:
Investment income	$0.36		$0.96	$1.15	$0.48	$0.43
Expenses	0.81		0.39	0.60	0.46	0.25

Net investment (loss) income	(0.45	)(1)	0.57	0.55	0.02	0.18
Net realized gain (loss) on portfolio securities	0.18		(0.84)	(0.88)	0.13	(1.13)
Net change in unrealized appreciation (depreciation) of portfolio securities	2.68		0.46	(0.35)	(0.15)	(0.57)

Net increase (decrease) in net assets resulting from operations	2.41		0.19	(0.68)	—	(1.52)

Capital transactions:
Officer’s notes settlement	—		0.10	—	—	—
Dividends declared	—		(0.57)	(0.72)	—	—
Repurchase of common stock	—		0.18	—	—	0.17
Dilutive effect of shares issued in common stock dividend and options	(0.40)		(0.17)	(0.14)	—	(0.30)

Net decrease in assets from capital transactions	(0.40)		(0.46)	(0.86)	—	(0.13)

Net increase (decrease) in net assets	2.01		(0.27)	(1.54)	—	(1.65)
Net asset value at beginning of year	10.54		10.81	12.35	12.35	14.00

Net asset value at end of year	$12.55		$10.54	$10.81	$12.35	$12.35

Weighted average number of shares outstanding during year, in thousands	6,948		6,462	6,244	6,233	6,363
Market value per share at end of year	$8.93		$7.71	$8.05	$6.64	$7.79

Selected ratios:
Ratio of total operating expenses to average net assets	7.03%		3.55%	5.07%	3.69%	1.86%
Ratio of net investment (loss) income to average net assets	(3.89)%		5.29%	4.58%	0.19%	1.38%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	20.74%		1.76%	(5.75)%	0.03%	(11.57)%
Total Return	15.82%		2.90%	21.23%	(14.76)%	(2.75)%

(1)	Net investment loss of ($0.45) is calculated as the net investment loss of $3,134,211 divided by the weighted average number of shares outstanding during the year of 6,947,600.

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2005

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
Holds cash and escrowed receivables
-32.25% membership interest (escrow)		$—	$520,000
The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
-1,335,000 shares 8% redeemable preferred stock		1,335,000	—
-Prime plus 4% promissory note with a face amount of $398,383 (2)		—	250,000
-15% promissory note (2)		459,546	—
-Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—
Cedar Lodge Holdings, Inc.	December 2005
Real estate condominiums in Baton Rouge, Louisiana
-100 shares of common stock		132,185	132,185
Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
-1,410,000 shares of common stock (1)		1,471,800	28,032,318
-Warrant to purchase 10,000 shares of common stock for $12.50 per share through June 2009		—	79,822
CMC Investments, LLC	December 2001
Awaiting liquidation
-21% membership interest		525,000	50,000
ConGlobal Industries, Inc. (Formerly Container Acquisition, Inc.)	February 1997
Shipping container repair & storage
-24,397,303 shares of common stock		1,370,495	—
-Promissory note (3)		2,907,127	—
-Member interest in CCI-ANI Finance, LLC		1,926,942	—
-Member interest (66.67%) in J.L. Madre, LLC (1)		1,000,000	1,000,000
-Member interest (66.67%) in J.L. Madre Equipment, LLC		69,210	69,210
Creekstone Florida Holdings, LLC	December 2005
Real Estate in Panama City, Florida
-17%-19.8% promissory note (1)		4,310,787	4,310,787
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food (escrow only)
-1,040,000 shares of common stock (escrow)		—	292,001
-80,951 shares of common stock (escrow)		—	22,729
-822,647 shares of common stock (escrow)		—	230,975
The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
-Prime plus 9.75% promissory note (2)		1,000,000	—

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2005

Portfolio Company	Date of Initial Investment	Cost	Fair Value
ENGlobal, Inc. (AMEX: ENG)	December 2001
Engineering and consulting services
-Conditional options to acquire 200,000 shares of common stock exercisable only upon change of control.		$—	$—
Equicom, Inc.	July 1997
Radio stations
-452,000 shares of common stock		141,250	—
-657,611 shares of preferred stock		6,576,110	—
-10% subordinated promissory note		4,614,824	1,038,244
-10% senior subordinated promissory note (1)(3)		999,886	999,886
-8.81% promissory note (1)		961,870	961,870
Jones Industrial Holdings, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 preferred stock		3,500,000	3,700,000
Warrants to buy 63,637 shares of common stock at $0.01 through June 2008		100	—
PalletOne, Inc.	October 2001
Wooden pallet manufacturer
-4,192,650 shares of preferred stock (1)(3)		4,192,650	4,192,650
-350,000 shares of common stock		350,000	915,000
Riptide Entertainment LLC
Entertainment and Leisure
-Member interest (64.67%)		64,667	64,667
-8% promissory note		500,000	500,000
Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
-24,986 shares of preferred stock (1)(3)		2,498,600	2,498,600
-15% promissory notes (1)(3)		4,846,228	4,846,228
-Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	130,179
-Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	7,084
-Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	262,737
Spectrum Management, LLC	December 1999
Business & personal property protection
-285,000 units of Class A equity interest		2,850,000	8,500,000
-16% subordinated promissory note (1)		1,303,698	1,303,698
-12.75% subordinated promissory note (3)		223,657	223,657

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2005

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turf grasses
-1,000 shares of common stock		$959,632	$—

Total		$51,091,265	$65,134,527

(1)	Income-producing. All other securities are considered non-income producing.
(2)

As of December 31, 2005, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective portfolio company. However, the portfolio companies are still liable for such notes and related interest.

(3)	Income on these securities may be paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2005

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, during the year ended December 31, 2005, the Fund was considered to have a controlling interest in Champion Window Holdings, Inc., ConGlobal Industries, The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Sovereign Business Forms, Inc., Spectrum Management, LLC, and Riptide Entertainment, LLC.

Income was earned in the amount of $2,004,581, $5,898,107, and $6,143,310 for the years December 31, 2005, 2004 and 2003, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $17,249, $119,438, and $904,018 for the years ended December 31, 2005, 2004 and 2003, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 100% of the total value of the investments in portfolio companies at December 31, 2005.

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except PalletOne, Inc. and Riptide Entertainment LLC) are headquartered in Texas, although several have significant operations in other states.

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2005

The Fund’s investments in portfolio securities consist of the following types of securities at December 31, 2005:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$4,425,362	$29,625,208	32.0%
Secured and subordinated debt	21,816,836	14,123,583	15.3%
Preferred stock	18,102,360	10,391,250	11.2%
Limited liability company investments	6,746,606	10,514,664	11.4%
Options and warrants	101	479,822	0.5%

Total	$51,091,265	$65,134,527	70.3%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $4,605,980 provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are being made currently on notes aggregating only $2,335,049 in fair value.

The following is a summary by industry of the Fund’s investments as of December 31, 2005:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$18,022,182	19.5%
Consumer Goods and Services	545,704	0.6%
Industrial Products and Services	3,700,000	4.0%
Leisure and Entertainment	564,667	0.6%
Media	3,000,000	3.2%
Real Estate	4,442,973	4.8%
Residential Building Products	28,632,141	30.9%
Shipping Products and Services	6,176,860	6.7%
Other	50,000	0.1%

Total	$65,134,527	70.3%

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2004

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
Holds cash and escrowed receivables
- 32.25% membership interest		$—	$400,000
The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
- 1,335,000 shares of preferred stock		1,335,000	—
- Prime plus 2% promissory note with a face amount of $398,383 (2)		—	—
- 15% promissory note (2)		459,546	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 12008			—
Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
- 1,410,000 shares of common stock (1)		1,471,800	15,400,000
- Warrant to purchase 10,000 shares of common stock for $12.50 per share through June 2009		—	—
ConGlobal Industries (Formerly Container Acquisition, Inc.)	February 1997
Shipping container repair & storage
- 24,397,303 shares of common stock		1,370,495	—
- Member interest in CCI-ANI, LLC		1,926,942	570,000
- Promissory note (3)		2,711,139	680,000
CMC Investments, LLC	December 2001
Awaiting liquidation
- 21% membership interest		525,000	65,000
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food
- 1,943,598 shares of common stock		3,936,644	—
The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note (2)	1,000,000		—
ENGlobal, Inc. (AMEX: ENG)	December 2001
Engineering and consulting services
- 1,033,456 shares of common stock		604,058	2,778,878
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—
Equicom, Inc.	July 1997
Radio stations
- 452,000 shares of common stock		141,250	—
- 657,611 shares of preferred stock		6,576,110	—
- 10% subordinated promissory note		4,614,824	1,994,890
- 10% senior subordinated promissory note (1)(3)		905,110	905,110
- 8.81% promissory note (1)		1,031,350	1,031,351

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2004

Portfolio Company	Date of Initial Investment	Cost	Fair Value
PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 4,192,650 shares of preferred stock (1)(3)		$4,192,650	$4,192,650
- 350,000 shares of common stock		350,000	650,000
Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 22,858 shares of preferred stock (1)(3)		2,285,800	2,285,800
- 15% promissory notes (1)(3)		4,663,979	4,663,979
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	197,700
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	4,275
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	98,025
Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		2,850,000	6,000,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698
Sternhill Partners I, LP	March 2000
Venture capital fund
- 3% limited partnership interest		2,431,604	1,050,000
Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turf grasses
- 1,000 shares of common stock		959,632	—
Jones Industrial Holdings, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 preferred stock		3,500,000	3,200,000
- Warrants to buy 63,637 shares of common stock at $0.01 through June 2008		100	—
Vanguard VII, L.P.	June 2000
Venture capital fund
- 1.3% limited partnership interest		2,047,934	1,150,000

Total		$53,194,666	$48,621,356

(1)	Income-producing. All other securities are considered non-income producing.
(2)

As of December 31, 2004, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective portfolio company. However, the portfolio companies are still liable for such notes and related interest.

(3)	Income on these securities may be paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2004

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

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or internally. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in portfolio companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund elected to be treated as a business development company under the Investment Company Act of 1940 (“Investment Company Act”). For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). With shareholder approval on June 30, 2005, the Fund has entered into a new investment advisory agreement with Moore Clayton Capital Advisors, Inc. (the “Adviser”). Prior to this agreement, the Fund’s adviser was Equus Capital Management Corporation.

The Fund elected to retain the Adviser in part to provide the Fund with enhanced investment opportunities in both the United States and internationally. Equus II Incorporated (“EQS”) employs a total return investment style. The total return style combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, the Fund is a “growth-at-reasonable-price” investor. The Fund invests primarily in privately owned companies and is open to virtually any potential growth investment in the privately owned arena. However, the Fund’s primary aim is to identify and acquire only those equity securities that meet our criteria for selling at reasonable prices. The income investments made by the Fund consist principally of purchasing debt financing with the objective of generating regular interest income back to the fund as well as long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.

(2)	Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit—As of December 31, 2005, we had cash and unrestricted temporary investments of approximately $25,645,628. We had $65,134,527 of our total assets of $143,984,298 invested in portfolio securities. $50,445,006 of our assets were restricted, where $49,945,550 were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment and $499,456 for the required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 3, 2006.

As of December 31, 2004, we had approximately $19 million in cash and cash equivalents, and our only debt was the borrowing under the margin account payable. The Fund had a $10,000,000 revolving line of credit with Bank of America, N.A. that expired on January 31, 2004. The line of credit was extended through March 15, 2004 at the reduced maximum borrowing amount of $6,600,000. The Fund used its revolving line of credit to pay operating expenses and for new and follow-on investments in portfolio securities. The Fund had $5,000,000 outstanding under this line of credit at December 31, 2003, which was collateralized by its portfolio securities.

Effective March 15, 2004, the Fund entered into a new $6,500,000 revolving line of credit loan with Frost National Bank. The new line of credit extended through March 31, 2005. The proceeds of the new loan were

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

utilized to pay off the previous line of credit. The amount outstanding as of December 31, 2004 under the new line of credit is $0 and the availability of such line is approximately $4 million at such date. In March 2005 we extended the line of credit through April 2006, and reduced the amount that may be borrowed to $5,000,000.

On July 28, 2005, the Fund formally terminated its revolving line of credit with The Frost National Bank due to its present cash position and projected ongoing cash requirements.

Interest on the former revolving line of credit was payable quarterly at a rate of .50% above the Frost National Bank floating prime rate, adjusted daily. A facility fee of .25% per annum on the unused portion of the line of credit was payable quarterly in arrears and the Fund paid a commitment fee of $65,000 at the closing of the loan in March 2004 and a $25,000 fee in March 2005 to extend the loan through April 2006. The line of credit restricts the Fund’s ability to incur additional indebtedness, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates. The only financial covenant within the line of credit requires the Fund to maintain a ratio of total liabilities to total net assets of not greater than 1.10 to 1.0. The Fund was in compliance with the covenant on December 31, 2004.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. As of December 31, 2005, the Fund has no commitments to make follow-on investments, due to the sale of our two venture capital funds in December 2005. As of December 31, 2004, the Fund had committed to invest up to an additional $990,000 in the two venture capital funds in its portfolio.

The average daily balances outstanding on the Fund’s line of credit during the years ended December 31, 2005, 2004 and 2003, was $0, $1,355,491, and $10,528,228, respectively. During the years ended December 31, 2005, 2004 and 2003, the amount of interest and loan fees paid in cash was $122,866, $298,308, and $923,665, respectively.

RIC Borrowings and Restricted Temporary Cash Investments—During 2005 and 2004, we borrowed sufficient funds to maintain our RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on our net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

During December 2005, the Fund borrowed $49,945,550 to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $50,445,005. The U.S. Treasury bills were sold and the total amount borrowed was repaid on January 3, 2006.

During December 2004, the Fund borrowed $23,978,450 to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $24,218,234. The U.S. Treasury bills were sold, and the total amount borrowed was repaid on January 4, 2005.

(3)	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

From time to time, portfolio companies are in default of certain covenants in their loan agreements. When the Adviser has a reasonable belief that the portfolio company will be able to restructure the loan agreements to adjust for any defaults, the portfolio company’s securities continue to be valued assuming that the company is a going concern. In the event a portfolio company cannot generate adequate cash flow to meet the principal and payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund’s investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or the portfolio company’s reorganization or bankruptcy.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $65,134,527 (including no publicly traded securities) and $48,621,356

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

(including $2,778,878 in publicly-traded securities, net of a $424,836 Valuation Discount) at December 31, 2005 and 2004, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Escrowed Receivables—In April and May of 2004, we sold our investments in Strategic Holdings, Inc. and Alenco Holding Corporation. A portion of the proceeds from each sale was placed in a cash escrow account to secure the representations and warranties we made to the respective purchasers. We could receive up to an aggregate of $3,371,000 in 2005, 2006 and 2007 from such escrow accounts if no claims are made. During 2005, we received a cash escrow payment of $898,667 from Strategic as well as adjustments in the escrows for Strategic and Alenco (which will increase our receivable) of $331,000 and $115,000, respectively. At December 31, 2005, we have valued the amounts receivable from the escrows at $2,207,333, because of the uncertainty of collection. We are not aware of any claims that have been made as of December 31, 2005. Please see Subsequent Events showing escrow payments made to the Fund from the escrow agent for Alenco Holding Corporation in 2006.

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

The weighted average fair value of the stock options granted pursuant to our stock option plans during 2005, 2004 and 2003 was $0.0, $1.009, and $0.623 per share, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2005	2004	2003
Expected life	3 years	3 years	10 years
Risk-free interest rate	3.61%	2.78%	1.03%
Volatility	19.58%	19.67%	20.15%
Dividend Yield	7.41%	6.89%	8.94%

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Had the Fund accounted for the options using the fair value method under SFAS 123, the decrease in net assets from operations for each of the three years in the period ended December 31, 2005 would have been:

	2005	2004	2003
Increase (decrease) in net assets from operations, as reported	$16,719,831	$1,235,550	$(4,269,385)
Stock-based employee compensation expense (benefit) included in increase (decrease) in net assets from operations	552,760	(290,035)	387,002
Stock-based employee compensation expense determined using fair value method	(46,136)	(31,749)	(94,874)

Pro forma increase (decrease) in net assets from operations	$17,226,455	$913,766	$(3,977,257)

Net increase (decrease) in net assets from operations per share
Basic, as reported	$2.41	$0.19	$(0.68)

Basic, pro-forma	$2.48	$0.14	$(0.64)

Diluted, as reported	$2.41	$0.19	$(0.68)

Diluted, pro-forma	$2.48	$0.14	$(0.64)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123 is effective beginning with the first interim period of the fiscal year beginning after June 15, 2005. Since the Fund cancelled the stock option plan on June 30, 2005, the adoption of SFAS No. 123R will have no impact on the Fund’s net assets and results of operations.

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

(4)	Related Party Transactions

Moore, Clayton & Co., Inc., a Delaware corporation, formed Moore Clayton Capital Advisors, Inc. (“MCCA”) in February 2005 for the purpose of managing the Fund. Moore, Clayton & Co., Inc., either directly or indirectly has a significant ownership interest in the Fund and, additionally, has one common director. MCCA has no direct ownership in the Fund and has two common directors. MCCA acquired the outstanding stock of the two entities which owned the previous adviser, Equus Capital Management Corporation. Those two entities were individually owned by a current officer of the Fund and a previous officer of the Fund who resigned with the change to the new adviser, Moore Clayton Capital Advisors, Inc. See Footnote 5 “Management Agreements” for discussion of fees paid by the Fund to the Adviser and Administrator.

The previous officer of the Fund was paid $150,000 after June 30, 2005 through December 31, 2005 to principally facilitate the sale of Champion Window Holdings, Inc. He was paid $150,000 in January 2006 when the transaction was completed. As directors of Champion Window Holdings, Inc., the prior owners of Equus Capital Management Corporation were paid $50,000 each in January 2006 for two years of director’s fees for consummating the transaction.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

On June 30, 2005, the Fund retained Moore Clayton Capital Advisors, Inc. (the “Adviser”) to become the Fund’s investment adviser and Equus Capital Administration Company, Inc. (the “Administrator”) to provide certain investment administrative services to the Fund. Subject to the supervision of the board of directors of the Fund, the Adviser and Administrator perform or provide for the management, administration, investment advisory and other services necessary for the operation of the Fund.

(5)	Management Agreements

The Fund has entered into a new investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with Moore Clayton Capital Advisors, Inc. (the “Adviser”). Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears ($915,478 management fee in 2005), as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis ($675,041 incentive fee in 2005). The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of Moore, Clayton & Co., Inc., an international private equity investment and advisory firm.

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

The Fund has also entered into a new administration agreement dated June 30, 2005 (“Administration Agreement”) with Equus Capital Administration Company, Inc. (the “Administrator”). The Fund agreed to reimburse the Administrator certain one time costs and expenses (“Special Administrative Fee”) associated with the change in administrators. The Special Administrative Fee, in the amount of $535,000, was accrued to expense at June 30, 2005, and paid to the Administrator in the third quarter of 2005. Pursuant to the Administration Agreement, the Administrator provides (or arranges for suitable third parties to provide) all administrative services necessary for the operation of the Fund. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year, excluding the one-time Special Administrative Fee. The amount of these administrative costs (excluding the Special Administrative Fee) for 2005 was $225,000.

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

Prior to entering into the Advisory and Administration Agreements, the Fund was a party to a management agreement with Equus Capital Management Corporation (“ECMC”) that was initially approved by the Fund’s

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

stockholders at a special meeting held on April 9, 1997. Under that agreement, ECMC provided both advisory and administration services. ECMC received a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The management fee in the old agreement was calculated identically to the advisory fee in the new agreement. Additionally, ECMC received compensation for providing certain investor communication services. The accompanying Statements of Operations include administrative fees of $25,000 related to such services for the year ended December 31, 2005 and $50,000 for the year ended December 31, 2004.

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Certain officers of the Fund serve as directors of the Fund’s portfolio companies, and may receive and retain fees, including non-employee director stock options, from such portfolio companies in consideration for such service. The aggregate amount of such cash fees paid by portfolio companies to certain officers and directors of the Fund amounted to $92,250 and $131,750 for the years ended December 31, 2005 and 2004, respectively.

(6)	Federal Income Tax Matters

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

The Fund was not required to make a distribution of ordinary income for 2005 under income tax regulations. For the year ended December 31, 2005, the Fund had net investment loss for book purposes of ($3.1) million and ($2.7) million for tax purposes. During 2005, the Fund had a net capital gain for book purposes of $1.2 million and a net capital gain for tax purposes of $1.5 million. As of December 31, 2005, the Fund has a capital loss carry-forward of $14.3 million, which may be used to offset future taxable capital gains. If not utilized, some of the loss will expire beginning in 2009.

The aggregate cost of investments for federal income tax purposes as of December 31, 2005 was $49.2 million. Such investments had unrealized appreciation of $34.5 million and unrealized depreciation of $20.5 million for book purposes, or net unrealized depreciation of $14.0 million. They had unrealized appreciation of $40.0 million and unrealized depreciation of $20.9 million for tax purposes, or net unrealized appreciation of $19.1 million at December 31, 2005.

For the year ended December 31, 2004, the Fund had net investment income for book purposes of $3.7 million and $3.5 million net investment income for tax purposes. The Fund had a net capital loss for book purposes of $5.5 million and a net capital loss for tax purposes of $7.8 million.

(7)	Dividends

During the year ended December 31, 2005, the Fund declared no dividends.

During the year ended December 31, 2004, the Fund declared dividends of $3,560,205 ($0.57 per share.) The 2004 dividend was paid in additional shares of common stock or in cash by specific election made by each stockholder. We paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share on January 16, 2005, in connection with such dividend.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2003, the Fund declared dividends of $4,556,472 ($0.72 per share). The Fund paid $2,287,194 in cash and issued 286,540 additional shares of common stock at $7.919 per share on January 16, 2004 in payment of such dividend.

(8)	Portfolio Securities

During the year ended December 31, 2005, the Fund invested $5,007,642 in three new companies and made follow-on investments of $2,227,129 in six portfolio companies, including $910,419 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $1,237,470 during the year ended December 31, 2005.

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

(9)	Stock Option Plan

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

Under the Stock Incentive Plan, options to purchase 809,000 and 1,033,800 shares of the Fund’s common stock with a weighted average exercise price of $8.68 and $8.47 per share were outstanding at December 31, 2004 and 2003, respectively. Of these options, 779,527 and 829,338 shares, with a weighted average exercise price per share of $8.72 and $8.65, were exercisable at December 31, 2004 and 2003, respectively. Of the outstanding options at December 31, 2004, 751,800 have exercise prices ranging from $7.43 to $9.03 and the remaining options have exercise prices ranging from $14.14 to $24.95. These options expire at various dates beginning in November 2007 through May 2014.

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

Accounting principles generally accepted in the United States of America require that the options be accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

expense (benefit) of $552,760, $(290,035), and $387,002 during the years ended December 31, 2005, 2004 and 2003, respectively.

On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. These options included dividend equivalent rights. Dividend equivalent rights represent the right of the officers of the Fund to receive a credit against the option exercise price for the amount of any dividends paid by the Fund during the option period. In January 2002, the Fund filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC to permit the Fund to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. During its review of such application, the SEC staff advised the Fund that it does not believe that dividend equivalent rights are permitted under the Investment Company Act. Based on the ongoing discussion with the SEC, the Fund has not credited any dividends to the outstanding options or recorded any associated compensation expense for the 2004 or 2003 dividends applicable to dividend equivalent rights. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $0, $387,000 and $650,000, with a credit to accrued compensation, would have been recognized under variable plan accounting in 2005, 2004 and 2003, respectively.

Effective June 30, 2005, the Stock Incentive Plan was terminated. (At the date of termination all options in the money were made fully vested). Options to purchase 869,900 shares (all options whose exercise price was less than the $8.38 market price on June 14, 2005) were exercised by five officers and seven directors of the Fund on June 30, 2005, and the Fund received $6,694,465 in cash from the exercise of such options. Of the 869,900 shares exercised, 170,673 were not fully vested and in the money. The remainder of the options, whose exercise price was greater than the $8.38 market price of June 14, 2005, were suspended and cancelled per signed agreement with each officer and director. During 2004, options to purchase 12,500 shares were exercised by one officer of the Fund and the Fund received $96,125 in cash from the exercise of such options. During 2003, options to purchase 95,200 shares were exercised by one officer, one former officer and one director of the Fund and the Fund received $732,036 in cash from the exercise of such options.

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

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

There are no outstanding stock options at December 31, 2005, since the stock options had been either exercised or cancelled as of June 30, 2005. If all outstanding options for which the market price exceeds the exercise price at December 31, 2004, had been exercised, the Fund’s net asset value would have been reduced by $0.02 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. If the Fund retained the proceeds from the exercise of all such options and did not repurchase shares, net asset value would have been reduced by $0.34 per share at December 31, 2004.

At December 31, 2004 and 2003, there were potentially dilutive securities of 157,700, and 89,100, respectively, excluded from the calculation of Diluted EPS as their exercise prices were greater than the average market price for the respective year.

The following table reflects stock option activity for the three years ended December 31, 2005:

	2005	2004	2003
Options outstanding at the beginning of the year	809,000	1,033,800	1,086,800
Options granted during the year	150,000	15,400	58,700
Options exercised during the year	(869,900)	(12,500)	(95,200)
Options surrendered during the year	(89,100)	(198,000)	—
Options expired during the year	—	(29,700)	(16,500)

Options outstanding at the end of the year	—	809,000	1,033,800

Options exercisable at the end of the year	—	779,527	829,338

(10)	Subsequent Events

On January 3, 2006, the Fund sold U.S. Treasury Bills for $49,954,170 and repaid the margin loan.

On January 6, 2006, the Fund received $104,816 in cash for a preferred stock dividend payment from PalletOne, which was shown as a dividend receivable at December 31, 2005.

On January 7, 2006, Doane PetCare Enterprises, Inc. made a payment of $168,314 to the Fund for a portion of its escrow balance owed to the fund. The Doane escrow amount remaining after this payment is $377,390.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

On January 25, 2006, Champion Window Holdings, Inc. (“Champion”), was sold to an investor group led by Kenner Equities IV LP. The Fund has a 31% fully-diluted ownership interest in Champion, and received a cash payment of $28,112,141 for its portion of the sale and realized a capital gain of $26,640,341.

On February 2, 2006, the Fund announced the declaration of a $2.50 dividend payable for 2006 to shareholders of record as of February 13, 2006. The dividend will be payable in shares of common stock or in cash by specific election. Such election must be made by March 13, 2006. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006, since any purchase or sale of a portfolio company during the remainder of the year would affect the classification. The final distribution of the dividend consisted of an election of $13.0 million in cash or approximately 70% of the outstanding stock at record date and the issuance of approximately 730,000 additional shares based on an average stock price of $7.489 for the last ten trading days through the record date.

On February 6, 2006, the escrow agent of Alenco Holdings Corporation, made a cash payment directly to the Fund of $403,316 against the escrow receivable. At December 31, 2005, the fund has an escrow receivable balance of $500,000. After this escrow payment the escrow receivable balance will be approximately $97,000. In addition, the Fund received a $16,600 payment of interest accrued in 2005 based on the balance in escrow.

On February 8, 2006, Alenco Window Holdings, LLC received an escrow payment relating to the Fund’s Alenco Window Holdings, LLC portfolio company, where the Fund has a 32.25% ownership interest. The Fund’s portion of the escrow payment was $419,078. At December 31, 2005, the fund has a portfolio balance of $520,000. After this escrow payment the escrow receivable balance will be approximately $101,000. In addition the Fund received a $17,249 payment for annual interest accrued on the 2005 balance in escrow.

On February 21, 2006, the Fund received a $50,002 payment from J L Madre, LLC for the 10% interest accrued on its outstanding note payable through December 31, 2005.

On February 21, 2006, the Fund completed the purchase for $42,197,800 of a Baton Rouge, Louisiana, apartment complex, which will be converted into condominiums. The purchase was accomplished through the formation of Cedar Lodge Holdings, Inc., a subsidiary of the Fund. The Fund invested $7,900,000 in Cedar Lodge Holdings, Inc. in February 2006 (the Fund previously invested $100,000 in December 2005 for a total investment of $8,000,000). $400,000 of the $7,900,000 was for the purchase by the Fund of 4000 shares of $100 per share Cedar Lodge Holdings, Inc. common stock (1000 shares were previously purchased in December 2005 at $100 per share, resulting in the Fund holding a total of 5000 shares and paying a total of $500,000). The balance of the investment by the Fund, $7,500,000, was accomplished by making a subordinated loan to Cedar Lodge Holdings, Inc. In addition to the investment by the Fund, Regions Bank has provided Cedar Lodge Holdings, Inc. $25,000,000 in senior lender financing and the seller, The Reserve at Cedar Lodge, LLC., has received $9,632,800 in Cedar Lodge Holdings, Inc. preferred shares as part of the consideration for the sale of the project.

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

(11)	Selected Quarterly Data (Unaudited)

	Year Ended December 31, 2005 (Unaudited)
	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
Total investment income	$565,122	$574,129	$617,290	$773,454
Net investment loss	(425,568)	(1,358,070)	(422,638)	(927,935)
Increase (decrease) in Stockholders Equity Resulting From Operations	6,892,411	1,328,845	6,389,533	2,109,042
Basic earnings per Common Share	$1.06	$0.20	$0.87	$0.30
Diluted earnings per Common Share	$1.05	$0.20	$0.87	$0.30

	Year Ended December 31, 2004 (Unaudited)
	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004
Total investment income	$4,268,515	$558,589	$496,469	$872,194
Net investment income (loss)	3,802,418	(281,409)	(409,270)	594,604
Increase (decrease) in Stockholders Equity Resulting From Operations	(1,520,326)	1,386,802	(1,445,725)	2,814,799
Basic earnings (loss) per Common Share	$(0.23)	$0.21	$(0.23)	$0.45
Diluted earnings (loss) per Common Share	$(0.23)	$0.21	$(0.23)	$0.45

	Year Ended December 31, 2003 (Unaudited)
	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003
Total investment income	$849,366	$4,375,103	$891,203	$1,050,064
Net investment income	127,104	3,187,308	(504,600)	588,221
Increase (decrease) in Stockholders Equity Resulting From Operations	2,737,910	(2,968,851)	219,283	(4,257,727)
Basic earnings (loss) per Common Share	$0.44	$(0.48)	$0.04	$(0.68)
Diluted earnings (loss) per Common Share	$0.44	$(0.48)	$0.03	$(0.68)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Fund in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the Fund’s internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

In July 2005, the Fund submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange for the Fund’s fiscal year ended December 31, 2004 and had no qualifications to the Certification.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information about the Directors and Executive Officers of the Fund, the Fund’s Audit Committee and the Nominating and Corporate Governance Committee, the Fund’s code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to the Fund’s 2006 Proxy Statement (to be filed) for the Annual Shareholder’s meeting to be held on June 15, 2006.

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

Information regarding Executive Compensation is incorporated by reference to the Fund’s 2006 Proxy Statement (to be filed) by the Annual Shareholder’s meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Fund’s 2006 Proxy Statement (to be filed) by the Annual Shareholder’s meeting.

Item 13.	Certain Relationships and Related Transactions.

Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund’s 2006 Proxy Statement (to be filed) by the Annual Shareholder’s meeting.

Item 14.	Principal Accountant Fees and Services.

Information regarding Principal Accountant Fees and Services is incorporated by reference to the Fund’s 2006 Proxy Statement (to be filed) by the Annual Shareholder’s meeting.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Financial Statements

All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable or not present in amounts sufficient to require submission of the schedule.

(a)(3)	Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.]

(b)

Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.]

10.	Material Contracts.

(a)

Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(b)

Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(c)

Safekeeping Agreement between Equus II Incorporated and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)

Form of Indemnification Agreement between Equus II Incorporated and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)

Form of Release Agreement between Equus II Incorporated and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)

Joint Code of Ethics of Equus II Incorporated and Equus Capital Management Corporations (Rule 17j-1) [Incorporated by reference to Exhibit 10(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

14.

Code of Ethics (meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002) [to be filed as an exhibit to the 2006 Proxy Statement for the Annual Shareholder’s meeting to be held on June 15, 2006.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS II INCORPORATED

Date: March 31, 2006	/S/ HARRY O. NICODEMUS IV
Harry O. Nicodemus IV
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD F. BERGNER Richard F. Bergner	Director	March 31, 2006

/S/ CHARLES M. BOYD, MD Charles M. Boyd	Director	March 31, 2006

/S/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	March 31, 2006

/S/ GREGORY J. FLANAGAN Gregory J. Flanagan	Director	March 31, 2006

/S/ HENRY W. HANKINSON Henry W. Hankinson	Director	March 31, 2006

/S/ ROBERT L. KNAUSS Robert L. Knauss	Director	March 31, 2006

/S/ FRANCIS D. TUGGLE Francis D. Tuggle	Director	March 31, 2006

/S/ JAMES M. WALSH James M. Walsh	Director	March 31, 2006

/S/ SAM P. DOUGLASS Sam P. Douglass	Co-Chairman of the Board and Director	March 31, 2006

/S/ ANTHONY R. MOORE Anthony R. Moore	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/S/ HARRY O. NICODEMUS IV Harry O. Nicodemus IV	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006