Form 10-Q
period 2006-03-31
EQUUS II INC
filed 2006-05-12
CIK 878932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

There were 8,106,365 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 12, 2006. The net asset value of a share at March 31, 2006 was $9.88.

EQUUS II INCORPORATED

(A Delaware Corporation)

i

EQUUS II INCORPORATED

BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

	2006	2005
Assets
Investments in portfolio securities at fair value (cost $57,892,290 and $51,091,265, respectively)	$45,656,000	$65,134,527
Restricted cash & temporary investments, at cost which approximates fair value	30,246,671	50,445,006
Cash	14,971	67,470
Temporary cash investments, at cost which approximates fair value	33,914,159	25,578,157
Accounts receivable	49,654	49,654
Accrued interest and dividends receivable	735,406	502,151
Escrowed receivables, at fair value	1,994,017	2,207,333

Total assets	$112,610,878	$143,984,298

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$294,382	$298,357
Due to adviser	2,304,085	1,138,053
Borrowing under margin account	29,947,199	49,945,550

Total liabilities	32,545,666	51,381,960

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,106,365 and 7,376,592 shares outstanding, respectively	8,106	7,377
Additional paid-in capital	96,921,785	91,456,960
Undistributed net investment losses	(22,291,758)	(3,146,578)
Undistributed net capital gains (losses)	17,663,370	(9,758,683)
Unrealized (depreciation) appreciation of portfolio securities, net	(12,236,291)	14,043,262

Total net assets	$80,065,212	$92,602,338

Net assets per share	$9.88	$12.55

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Investment income:
Interest income from portfolio securities	$710,582	$315,825
Dividend income from portfolio securities	161,016	156,316
Interest from temporary cash investments	409,305	89,647
Other income	—	3,334

Total investment income	1,280,903	565,122

Expenses:
Management fee	400,004	377,873
Incentive fee	1,216,028	—
Director fees and expenses	92,651	104,829
Professional fees	103,112	121,172
Administrative fees	112,500	12,500
Mailing, printing and other expenses	24,968	19,498
Interest expense	20,315	38,492
Compensation expense	—	269,501
Franchise taxes and excise taxes	15,025	46,825

Total expenses	1,984,603	990,690

Net investment loss	(703,700)	(425,568)

Net realized gain on portfolio securities	27,422,052	2,267,054

Net unrealized (depreciation) appreciation of portfolio securities:
End of period	(12,236,291)	477,614
Beginning of period	14,043,262	(4,573,310)

Net change in unrealized (depreciation) appreciation of portfolio securities	(26,279,553)	5,050,924

Net increase in net assets resulting from operations	$438,799	$6,892,410

Net increase in net assets from operations per share:
Basic	$0.06	$1.06

Diluted	$0.06	$1.05

Weighted average shares outstanding, in thousands
Basic	7,450	6,507

Diluted	7,450	6,542

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Operations:
Net investment loss	$(703,700)	$(425,568)
Net realized gain on portfolio securities	27,422,052	2,267,054
Net change in unrealized (depreciation) appreciation of portfolio securities	(26,279,553)	5,050,924

Net increase in net assets resulting from operations	438,799	6,892,410

Capital transactions:
Dividends declared	(18,441,480)	—
Increase from officers’ notes settlement	—	23,475
Shares issued in dividend	5,465,555	(216)

(Decrease) increase in net assets from capital share transactions	(12,975,925)	23,259

(Decrease) increase in net assets	(12,537,126)	6,915,669
Net assets, at beginning of period	92,602,338	68,599,657

Net assets, at end of period	$80,065,212	$75,515,326

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Interest and dividends received	$692,497	$202,689
Cash paid to adviser, directors, banks and suppliers	(822,546)	(539,638)
Purchase of portfolio securities	(7,964,397)	—
Proceeds from dispositions of portfolio securities	29,120,575	2,495,113
Principal payments from portfolio securities	33,317	18,163
Sales (purchases) of restricted temporary cash investments	20,198,334	(995,343)

Net cash provided by operating activities	41,257,780	1,180,984

Cash flows from financing activities:
Borrowings under margin account	29,947,199	24,963,938
Repayments under margin account	(49,945,550)	(23,978,450)
Dividends paid	(12,975,926)	(1,589,376)
Payments received on officer notes	—	23,475

Net cash used in financing activities	(32,974,277)	(580,413)

Net increase in cash and cash equivalents	8,283,503	600,571
Cash and cash equivalents at beginning of period	25,645,627	18,576,048

Cash and cash equivalents at end of period	$33,929,130	$19,176,619

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

(Continued)

	2006	2005
Reconciliation of increase in net assets from operations to net cash provided by operating activities:
Net increase in net assets resulting from operations	$438,799	$6,892,410
Adjustments to reconcile increase in net assets from operations to net cash provided by (used in) operating activities:
Gain realized on dispositions of portfolio securities, net	(27,422,052)	(2,267,054)
Decrease (increase) in unrealized appreciation, net	26,279,553	(5,050,924)
(Increase) decrease in accrued interest receivable due from portfolio securities	(233,255)	161,622
Decrease in accounts receivable and other	—	17,891
Accrued interest or dividends exchanged for portfolio securities	(355,152)	(541,946)
Non-cash compensation expense	—	269,501
(Decrease) increase in accounts payable and accrued liabilities	(3,974)	146,676
Increase in due to adviser	1,166,032	34,875
Purchase of portfolio securities	(7,964,397)	—
Proceeds from dispositions of portfolio securities	29,120,575	2,495,113
Principal payments from portfolio securities	33,317	18,163
Sales (purchases) of restricted temporary cash investments	20,198,334	(995,343)

Net cash provided by operating activities	$41,257,780	$1,180,984

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SUPPLEMENTAL INFORMATION – SELECTED PER SHARE DATA AND RATIOS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Selected per share data:
Investment income	$0.17	$0.09
Expenses	0.26	0.15

Net investment loss (1)	(0.09)	(0.06)
Net realized gain on portfolio securities	3.68	0.35
Net change in unrealized (depreciation) appreciation of portfolio securities	(3.53)	0.78

Increase in net assets from operations	0.06	1.07

Capital transactions:
Dividends declared	(2.50)	—
Dilutive effect of shares issued in common stock dividend and exercise of options	(0.23)	—

Net decrease in assets from capital transactions	(2.73)	—

Net (decrease) increase in net assets	(2.67)	1.07
Net asset value at beginning of period	12.55	10.54

Net asset value at end of period	$9.88	$11.61

Weighted average number of shares outstanding during period, in thousands	7,450	6,507

Market value per share at end of period	$7.75	$8.09

Selected ratios:
Ratio of total expenses to average net assets	2.30%	1.37%
Ratio of net investment loss to average net assets	(0.82)%	(0.59)%
Ratio of net increase in net assets resulting from operations to average net assets	0.51%	9.57%
Total Return	14.78%	4.93%

(1)	Net investment loss of ($0.09) is calculated as the net investment loss of $703,700 divided by the weighted average number of shares outstanding during the period of 7,449,569.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2006

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
Holds cash and escrowed receivables
- 32.25% membership interest		$—	$91,815
The Bradshaw Group	May 2000
Sells and services mid-range and high-speed printing equipment
- Prime + 4% promissory note with a face amount of $398,383 (2)		—	250,000
- 15% promissory note (2)		459,546	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—
Cedar Lodge Holdings, Inc.	December 2005
Real estate condominiums in Baton Rouge, Louisiana
- 5,000 shares of common stock		500,000	500,000
- 18% promissory note (1)		7,643,513	7,643,513
CMC Investments, LLC	December 2001
Awaiting liquidation
- 21% membership interest		525,000	50,000
ConGlobal Industries, Inc. (Formerly Container Acquisition, Inc.)	February 1997
Shipping container repair & storage
- 24,397,303 shares of common stock		1,370,495	—
- Promissory note (3)		2,958,299	—
- Member interest in CCI-ANI, LLC		1,926,942	—
- Member interest (66.7%) in JL Madre, LLC		1,000,000	1,000,000
- Member interest (66.7%) in JL Madre Equipment, LLC		69,210	69,210

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2006

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Creekstone Florida Holdings, LLC	December 2005
Real Estate in Panama City, Florida
- 17%-19.8% promissory note (1)		$4,310,787	$4,310,787
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food (escrow only)
- 719,230 shares of common stock (escrow)		—	201,938
- 55,983 shares of common stock (escrow)		—	15,719
- 568,916 shares of common stock (escrow)		—	159,734
The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note (2)		1,000,000	—
ENGlobal Corporation (AMEX: ENG)	December 2001
Engineering and consulting services
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—
Equicom, Inc.	July 1997
Radio stations
- 452,000 shares of common stock		141,250	—
- 657,611 shares of preferred stock		6,576,110	—
- 10% subordinated promissory note		4,614,824	1,046,703
- 10% senior subordinated promissory note (1)(3)		1,024,744	1,024,744
- 8.81% promissory note (1)		928,553	928,553
Jones Industrial Holdings, Inc.	October 2001
Field service for petrochemical & power generation industries
- 35,000 preferred stock		3,500,000	3,700,000
- Warrants to buy 63,337 shares of common stock at $0.01 through June 2008		100	—
PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 4,192,650 shares of preferred stock (1)		4,192,650	4,192,650
- 350,000 shares of common stock		350,000	1,915,000
Riptide Entertainment, LLC	October 2001
Entertainment and Leisure
- Member interest (64.67%)		64,667	64,667
- 8% promissory note		500,000	500,000
Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 25,548 shares of preferred stock (1)(3)		2,554,800	2,554,800
- 15% promissory notes (1)(3)		4,846,228	4,846,228
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	130,179
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	7,084
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	262,737

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2006

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		$2,850,000	$8,500,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698
- 12.75% subordinated promissory note (1)		386,241	386,241
Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 1,000 shares of common stock		959,632	—

Total		$57,892,290	$45,656,000

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of March 31, 2006, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective portfolio companies. However, the portfolio companies are still liable for such notes and related interest, and they may be collected in the future.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2006

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs. In connection with the investments in The Drilltec Corporation, Jones Industrial Holdings, Inc. and Sovereign Business Forms, Inc., rights have been obtained to demand the registration of such securities under the Securities Act of 1933, providing certain conditions are met. The Fund does not expect to incur significant costs, including costs of any such registration, in connection with the future disposition of its portfolio securities.

As defined in the Investment Company Act of 1940 (the “1940 Act”), at March 31, 2006, the Fund was considered to have a controlling interest in Cedar Lodge Holdings, Inc., ConGlobal Industries, Inc., Creekstone Florida Holdings, LLC, The Drilltec Corporation, Equicom, Inc. (“Equicom”), PalletOne, Inc., Riptide Entertainment, LLC, Sovereign Business Forms, Inc., and Spectrum Management LLC.

Income was earned in the amount of $871,598 and $472,141 for the three months ended March 31, 2006 and 2005, respectively, on portfolio securities of companies in which the Fund has a controlling interest. No income was earned for the three months ended March 31, 2005 and 2006, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the 1940 Act, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”). The Fund provides significant managerial assistance to portfolio companies that comprise 99% of the total value of the investments in portfolio companies at March 31, 2006.

The accompanying notes are an

integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2006

(Unaudited)

(Continued)

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane and PalletOne, Inc.) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at March 31, 2006:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$3,464,890	$2,935,904	3.7%
Secured and subordinated debt	29,522,133	21,786,167	27.2%
Preferred stock	18,158,560	10,447,450	13.0%
Limited liability company investments	6,746,606	10,086,479	12.6%
Options and warrants	101	400,000	0.5%

Total	$57,892,290	$45,656,000	57.0%

The following is a summary by industry of the Fund’s investments as of March 31, 2006:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$18,240,966	22.8%
Consumer Goods and Services	377,391	0.5%
Industrial Products and Services	3,700,000	4.6%
Leisure and Entertainment	564,667	0.7%
Media	3,000,000	3.7%
Real Estate	12,454,301	15.5%
Residential Building Products	91,815	0.1%
Shipping Products and Services	7,176,860	9.0%
Other	50,000	0.1%

Total	$45,656,000	57.0%

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2006 AND 2005

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

The Fund elected to retain the Adviser in part to provide the Fund with enhanced investment opportunities in both the United States and internationally. Equus II Incorporated (“EQS”) employs a total return investment style. The total return style combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, the Fund is a “growth-at-reasonable-price” investor. The Fund invests primarily in privately owned companies and is open to virtually any potential growth investment in the privately owned arena. However, the Fund’s primary aim is to identify and acquire only those equity securities that meet its criteria for selling at reasonable prices. The income investments made by the Fund consist principally of purchasing debt financing with the objective of generating regular interest income back to the fund as well as long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.

(2) Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit – As of March 31, 2006, the Fund had cash and unrestricted temporary investments of approximately $33,929,130. The Fund had $45,656,000 of total assets of $112,610,878 invested in portfolio securities. Restricted assets totaled $30,246,671, of which $29,947,199 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $299,472 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on April 3, 2006.

On March 22, 2006, the Fund funded the cash election portion of its $2.50 dividend payable for $12,975,926 to shareholders of record as of February 13, 2006.

On February 21, 2006, the Fund acquired 4,000 shares of common stock, and an 18% promissory note for $400,000 and, $7,643,513, respectively. The acquisition was accomplished through the formation of Cedar Lodge Holdings, Inc. and relates to the conversion of apartments in Baton Rouge, Louisiana, to condominiums.

On January 25, 2006, the Fund received cash of $28,112,141 for the sale of Champion Window Holdings, Inc. (“Champion”).

Effective March 15, 2004, the Fund entered into a new $6,500,000 revolving line of credit loan with The Frost National Bank, which extended through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. In March 2005, the revolving line of credit with The Frost National Bank was extended through April 2006 and reduced the amount that could be borrowed to $5,000,000. As of March 31, 2005, the Fund was being charged interest at a rate of 6.25% on its line of credit. The average daily balances outstanding on the Fund’s line of credit during the three months ended March 31, 2006 and 2005 was $0 and $0, respectively

On July 28, 2005, the Fund formally terminated its revolving line of credit with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced.

During the three months ended March 31, 2006 and 2005, the amount of interest and loan fees paid in cash was $32,356 and $39,115, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments - Because of the nature and size of its portfolio investments, the Fund periodically borrows money utilizing a margin account with a securities brokerage firm to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. As of March 31, 2006 and 2005, the Fund borrowed $29,947,199 and $24,963,938, respectively. The Fund collateralized such borrowings with restricted cash and temporary investments of $30,246,671 and $25,213,577, as of March 31, 2006 and 2005, respectively. The temporary qualifying investments were sold, and the total amount borrowed was repaid in April 2006 and 2005, respectively. The Adviser believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund and the Fund’s shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to stockholders would be subject to income tax as ordinary dividends.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $45,656,000 and $65,134,527 (neither of which includes an amount for publicly-traded securities) as of March 31, 2006 and December 31, 2005, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value - In April and May of 2004, the Fund sold investments in Strategic Holdings, Inc. and Alenco Holding Corporation, respectively. A portion of the proceeds from each sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. On April 12, 2005, the Fund received proceeds of $898,667 from the Strategic Holdings, Inc. escrow account. On February 2, 2006 the Fund received proceeds of $403,316 from the Alenco Holding Corporation escrow account. These payouts reduce the aggregate amount of total potential proceeds to $2,069,017. As of March 31, 2006, the amounts receivable from the escrows are valued at $1,994,017. The uncertainty discount has been significantly reduced, due to a final cash receipt of $1,897,333 from the Strategic Holdings, Inc. escrow account received in its entirety subsequent to March 31, 2006. The Fund is not aware of any claims against the escrow that have been made as of March 31, 2006. Please see subsequent events.

Cash Flows - For purposes of the statements of cash flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. The Fund includes its investing activities within cash flows from operations.

Stock-Based Compensation – The Fund accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25. Had the Fund accounted for the options using the fair value method under SFAS 123, the increase in net assets from operations for the three months ended March 31, 2006 and 2005, respectively, would have been:

	2006	2005
Increase in net assets from operations, as reported	$438,799	$6,892,410
Stock-based employee compensation expense included in increase in net assets from operations	—	269,501
Stock-based employee compensation expense determined using fair value method	—	(23,068)

Pro forma increase in net assets from operations	$438,799	$7,138,843

Net increase in net assets from operations per share
Basic, as reported	$0.06	$1.06

Basic, pro-forma	$0.06	$1.10

Diluted, as reported	$0.06	$1.05

Diluted, pro-forma	$0.06	$1.09

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

(4) Related Party Transactions

Moore, Clayton & Co., Inc., a Delaware corporation, formed Moore Clayton Capital Advisors, Inc. (“MCCA”) in February 2005 for the purpose of managing the Fund. Moore, Clayton & Co., Inc., either directly or indirectly has a significant ownership interest in the Fund and, additionally, has one common director. MCCA has no direct ownership in the Fund and has two common directors with the Fund. MCCA acquired the outstanding stock of the two entities which owned the previous adviser, Equus Capital Management Corporation. Those two entities were individually owned by a current officer of the Fund and a previous officer of the Fund who resigned with the change to the new adviser, Moore Clayton Capital Advisors, Inc. See Footnote 5 “Management Agreements” for discussion of fees paid by the Fund to the Adviser and Administrator.

(5) Management Agreements

The Fund entered into an investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with the Adviser. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis ($675,041 incentive fee in 2005 and $1,216,028 (estimated) incentive fee in 2006 due to the sale of Champion Window Holdings, Inc.). The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of Moore, Clayton & Co., Inc., an international private equity investment and advisory firm.

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

The Fund has entered into an administration agreement dated June 30, 2005 (“Administration Agreement”) with Equus Capital Administration Company (the “Administrator”). The Fund agreed to reimburse the Administrator certain one time costs and expenses (“Special Administrative Fee”) associated with the change in administrators. The Special Administrative Fee, in the amount of $535,000, was accrued to expense at June 30, 2005, and paid to the Administrator in the third quarter of 2005. Pursuant to the Administration Agreement, the Administrator provides (or arranges for suitable third parties to provide) all administrative services necessary for the operation of the fund. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year, excluding the one-time Special Administrative Fee.

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

Prior to entering into the Advisory and Administration Agreements, the Fund was a party to a management agreement with Equus Capital Management Corporation (“ECMC”) that was initially approved by the Fund’s stockholders at a special meeting held on April 9, 1997. Under that agreement, ECMC provided both advisory and administration services. ECMC received a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. Additionally, ECMC received compensation for providing certain investor communication services. The accompanying Statements of Operations include Administrative fees of $112,500 related to such services for the three months ended March 31, 2006 and $12,500 for the three months ended March 31, 2005.

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

The Fund was not required to make a distribution of ordinary income for 2005 under income tax regulations. For the year ended December 31, 2005, the Fund had a net investment loss for book purposes of $3.1 million and $2.7 million for tax purposes. During 2005, the Fund had a net capital gain for book purposes of $1.2 million and a net capital gain for tax purposes of $1.5 million. As of December 31, 2005, the Fund has a capital loss carry-forward of $14.3 million, which may be used to offset future taxable capital gains. If not utilized, some of the loss will expire beginning in 2009.

(7) Dividends

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,926 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006, in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006. The Fund declared no dividends during the three months ended March 31, 2005. On January 16, 2005, the Fund paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share for a dividend that had been declared in 2004.

(8) Portfolio Securities

During the three months ended March 31, 2006, the Fund invested $8,319,549 in six follow-on investments in six companies, including $355,152 in the form of interest and dividends paid in kind or original issue discount amortization. In addition, the Fund realized a net capital gain of $27,422,052 (the sale of Champion generated a net capital gain of $26,626,934) during the three months ended March 31, 2006.

During the three months ended March 31, 2005, the Fund made follow-on investments of $541,946 in four companies, all in the form of interest or dividends paid in kind or original issue discount amortization. In addition, the Fund realized a net capital gain of $2,267,054 during the three months ended March 31, 2005.

(9) Former Stock Option Plan

Prior to June 30, 2005, an Equus II Incorporated 1997 Stock Incentive Plan had authorized the Fund to issue options to the directors and officers of the Fund in an aggregate amount of up to 20% of the outstanding shares of common stock of the Fund. The Board of Directors cancelled the Stock Incentive Plan as of June 30, 2005. There are no options of Fund shares outstanding.

(10) Subsequent Events

On April 3, 2006, the Fund sold U.S. Treasury bills for $30,000,000 and repaid the margin loan.

On April 5, 2006, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at March 31, 2006.

On April 5, 2006, the Fund paid $675,041 to its adviser, Moore Clayton Capital Advisors, Inc. for the 2005 incentive fees earned in 2005. The calculation was based on portfolio performance from March 31, 2005 to December 31, 2005.

On April 18, 2006, the Fund made a follow-on investment into Riptide Entertainment LLC of $300,000 for an 8% promissory note with a maturity date of April 18, 2011. The investment is for the exclusive, worldwide license to use the trade name “Dick Clark’s American Bandstand” in the production of live musical celebrity tribute shows.

On April 26, 2006, the Fund received a $1,981,156 cash payment from the Strategic Holdings, Inc. escrow account. The amount was split with $1,897,333 relating to the escrow receivable and $83,823 relating to interest on the escrow account. There were no claims ever made against the Strategic escrow, so the Fund received the entire escrow balance for Strategic of $2,796,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus II Incorporated is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund did not make any new investments other than follow-on investments during the three months ended March 31, 2006 or 2005.

The valuation of the Fund’s investments is the most significant area of judgment impacting the financial statements. The Fund’s portfolio investments are valued at estimates of fair value, with the net change in unrealized appreciation or depreciation included in the determination of net assets. Almost all of the long-term investments are in privately-held or restricted securities, the valuation of which is necessarily subjective. Actual values may differ materially from the Fund’s estimated fair value. Portfolio valuations are determined quarterly by the Adviser, subject to the approval of the Board of Directors, and are based on a number of relevant factors.

Most of the Fund’s portfolio companies utilize leverage, and the leverage magnifies the return on its investments. For example, if a portfolio company has a total enterprise value of $10 million and $7.5 million in funded indebtedness, its equity is valued at $2.5 million. If the enterprise value increases or decreases by 20%, to $12 million or $8 million, respectively, the value of the equity increases or decreases by 80%, to $4.5 million or $0.5 million, respectively. This disproportionate increase or decrease adds a level of volatility to the Fund’s equity-oriented portfolio securities.

The Fund derives its cash flow from interest and dividends received and sales of securities from its investment portfolio. The Fund pays certain advisory fees to the Adviser, administrative fees to the Administrator and interest expense on its existing debt. The Fund also spends its cash on new investments, or follow-on investments which may be required by certain portfolio companies. Because the investments are illiquid, the Fund utilized leverage to provide the required funds, and the leverage was then repaid from the sale of portfolio securities. In April and May of 2004, the Fund sold securities of two portfolio companies and paid off its loans. The Fund has maintained substantial amounts of cash and cash equivalents since May 2004.

The Fund has distributed to its stockholders any net taxable investment income or realized capital gains on an annual basis. On February 2, 2006, a dividend was announced of $2.50 per share to shareholders of record on February 13, 2006. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006, since any purchase or sale of a portfolio company during the remainder of the year would affect the classification. The Fund declared a net investment income dividend of $0.57 per share in 2004, all of which was qualifying dividend income. The Fund did not declare a dividend for the three months ended March 31, 2005.

Since the Fund is a closed-end business development company, stockholders have no right to present their shares to the Fund for redemption. Because the shares continue to trade at a discount, the Board of Directors has determined that it would be in the best interest of the Fund’s stockholders for the Fund to be authorized to attempt to reduce or eliminate the market value discount from net asset value. Accordingly, from time to time the Fund may, but is not required to, repurchase its shares (including by means of tender offers) to attempt to reduce or eliminate the discount or to increase the net asset value of those shares.

Significant Accounting Policies

Valuation of Investments - The valuation of portfolio companies is the most significant area of judgment impacting the financial statements. Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below:

Publicly-traded portfolio securities - Investments in companies whose securities are publicly traded are valued at their quoted market price at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable.

Privately-held portfolio securities – The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Board of Directors. As a general principle, the current “fair value” of an investment is the amount that the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the Adviser’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Most of the portfolio companies utilize a high degree of leverage. From time to time, portfolio companies are in default of certain covenants in their loan agreements. When the Adviser has a reasonable belief that a portfolio company will be able to restructure its loan agreements to adjust for any defaults, the portfolio company’s securities continue to be valued assuming that the company is a going concern. In the event a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness or is not successful in refinancing the debt upon its maturity, the value of the investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or the portfolio company’s reorganization or bankruptcy.

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

On a daily basis, the Fund adjusts its net asset value for changes in the value of its publicly held securities and material changes in the value of its private securities, and report those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Federal Income Taxes – The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. As of December 31, 2005, the Fund had a capital loss carry forward of approximately $14.3 million, which may be used to offset future taxable capital gains. The Fund may borrow money from time to time to maintain its tax status under the Internal Revenue Code as a regulated investment company (“RIC”).

Liquidity and Capital Resources

As of March 31, 2006, the Fund had cash and unrestricted temporary investments of approximately $33,929,130. The Fund had $45,656,000 of its total assets of $112,610,878 invested in portfolio securities. Restricted assets totaled $30,246,671, of which $29,947,199 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $299,472 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on April 3, 2006.

On February 21, 2006, the Fund acquired 4,000 shares of common stock, and an 18% promissory note for $400,000 and, $7,643,513, respectively. The acquisition was accomplished through the formation of Cedar Lodge Holdings, Inc. and relates to the conversion of apartments in Baton Rouge, Louisiana, to condominiums.

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,926 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006 in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006. A net investment income dividend of $0.57 per share was declared for 2004, or $3,560,205. The Fund paid $1,589,160 in cash and issued 260,719 additional shares of common stock at $7.56 per share on January 16, 2005.

On January 25, 2006, the Fund received cash of $28,112,141 for the sale of Champion Window Holdings, Inc. (“Champion”).

On July 28, 2005, the Fund formally terminated its revolving line of credit with The Frost National Bank due to its present cash position and projected ongoing cash requirements.

On June 30, 2005, the Fund received cash of $6,694,466 for the exercise of all $869,900 stock options which were in the money and being held by officers and directors of the Fund.

As of March 31, 2005, the Fund had approximately $19 million in unrestricted cash and cash equivalents, and the only debt was the borrowing under the margin account payable. The Fund had a $10,000,000 revolving line of credit with Bank of America, N.A. that expired on January 31, 2004. The line of credit was extended through March 15, 2004 at the reduced maximum borrowing amount of $6,600,000. The Fund used its revolving line of credit to pay operating expenses and for new and follow-on investments in portfolio securities.

Effective March 15, 2004, the Fund entered into a new $6,500,000 revolving line of credit loan with The Frost National Bank, which extended through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. In March 2005, the Fund extended the revolving line of credit with The Frost National Bank through April 2006 and reduced the amount that may be borrowed to $5,000,000. There is no outstanding balance as of March 31, 2005, under the new line of credit.

The prior loan was collateralized by investments in portfolio securities. The provisions of the new line of credit include a borrowing base that cannot exceed the lesser of 10% of the total value of eligible portfolio securities or $5,000,000. Interest on the new line of credit is payable quarterly at a rate of 0.50% above the floating prime rate, adjusted daily. A facility fee of 0.25% per annum on the unused portion of the line of credit is payable quarterly in arrears. A commitment fee payment of $65,000 was made at the closing of the loan in March 2004 and a $25,000 fee in March 2005 to extend the loan through April 2006.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in and the estimated fair value of the portfolio company could be reduced. As of March 31, 2006, the Fund has no commitment requirements to make additional new or follow-on investments.

Net cash provided by operating activities was $41,257,780 and $1,180,984 for the three months ended March 31, 2006 and 2005, respectively. Approximately $21.8 million in estimated value of the Fund’s investments are in the form of notes receivable from portfolio companies. However, only three of the portfolio companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $7,078,479 in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the three months ended March 31, 2006 and 2005, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

The Fund has the ability to borrow funds and issue forms of senior securities representing indebtedness or stock, such as preferred stock, subject to certain restrictions. Net taxable investment income and net taxable realized gains from the sales of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of expenses and contingencies or to make follow-on or new investments. Pursuant to the restrictions in the existing line of credit, the Fund is not allowed to incur additional indebtedness unless approved by the lender.

The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and stockholders will be able to claim their proportionate share of the federal income taxes paid on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was ($703,700) and ($425,568) for the three months ended March 31, 2006 and 2005, respectively. Total income from portfolio securities was $871,598 and $472,141 for the three months ended March 31, 2006 and 2005, respectively. The increase in net investment losses from March 31, 2005 to 2006, despite the favorable income from portfolio securities, is due primarily to the incentive fee expense accrual of $1,216,028 at March 31, 2006, compared to an incentive fee of zero as of March 31, 2005, due to no incentive plan.

The Adviser receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $400,004 and $377,873 during the three months ended March 31, 2006 and 2005, respectively. The increase in management fees during the three months ended March 31, 2006, was due to an increase in net assets between the two periods which was primarily due to the $6.1 million and $6.0 million valuation increases at Champion Window Holdings, Inc. and Doane PetCare Enterprises, Inc., respectively.

With the change in adviser and discontinuation of the stock option plan, a new incentive fee was initiated on June 30, 2005. The incentive fees is calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The estimated expenses for incentive fees at March 31, 2006, are $1,216,028. The calculation is based on the capital gains generated by the sale of Champion. No incentive fee plan existed at March 31, 2005.

Director fees and expenses decreased by $12,178 for the three months ended March 31, 2006 and 2005, respectively, due primarily to eight Special Committee meetings in 2005 and three full board meetings in 2005 compared to one full board meeting, one independent directors meeting and one telephonic meeting in 2006. The additional board meetings, Strategic Alternative Meetings and Special Committee Meetings were related to entering into the new management agreement with Moore, Clayton & Co., Inc. The reduction in director fees and expenses in 2006, were despite the fact that there is one additional independent board member at March 31, 2006 compared to March 31, 2005.

Administrative fees increased by $100,000 for the three months ended March 31, 2006 and 2005, respectively, due primarily to the change in Administrator on June 30, 2005 from ECMC to ECAC. The former administrator, ECMC, received compensation for providing certain investor communication services. The fee paid was $12,500 per quarter for such services. Under the new plan, the Fund reimburses the Administrator for the costs and expenses incurred by the Administrator, ECAC, in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The new administrator receives $112,500 per quarter.

Interest expense was $20,315 and $38,492 for the three months ended March 31, 2006 and 2005, respectively. The decrease for the three months of 2006 was due primarily to fewer days for the treasury bills to be outstanding in 2006 compared to 2005.

Prior to June 30, 2005, certain options issued by the Fund were accounted for using variable plan accounting. Such accounting resulted in non-cash compensation expense (benefit) of $0 and $269,501 during the three months ended March 31, 2006 and 2005, respectively. The change is due to the fluctuation in the Fund’s closing stock market price from the beginning of the year to the price at the end of March in relation to the exercise price of the stock options. In 2005, the market price increased from a January 1, 2005 market price of $7.71 to an ending market price at March 31, 2005 (option plan was cancelled on June 30, 2005) of $8.09.

Franchise taxes decreased by $31,800 for the three months ended March 31, 2006 and 2005, respectively. The Texas franchise taxes can be expected to decrease in the future as the percentage of income relating to Texas-based companies decreases.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2006, the Fund realized net capital gains of $27,422,052. The Fund sold its 1,410,000 shares of common stock and 10,000 warrants of Champion Window Holdings, Inc. for $28,112,141, realizing a capital gain of $26,626,934. The Fund sold a portion of its escrow ownership in Alenco Window Holdings, LLC, for $428,185, realizing a capital gain of $428,185. The Fund sold a portion of its escrow ownership in Doane PetCare Enterprises, Inc. for $168,314, realizing a capital gain of $168,313. The Fund increased the value of the escrow account of Strategic Holdings, Inc. for a capital gain of $190,000. In addition, the Fund realized a short-term capital gain of $8,620 on U.S. Treasury Bills.

During the three months ended March 31, 2005, the Fund realized net capital gains of $2,267,054 from the disposition of securities in one portfolio company and a reduction in the discounts on the escrow receivable related to the sales of two former portfolio companies. The Fund sold 1,033,457 shares of ENGlobal Corporation (“ENG”) common stock, realizing a capital gain of $1,890,142. The Fund increased the value of the escrow account of Strategic Holdings, Inc. for a capital gain of $331,000 and increased the value of the escrow account of Alenco Holding Corp. for a capital gain of $45,000. In addition, the Fund realized a short-term capital gain of $912 on U.S. Treasury bills.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $26,279,553 during the three months ended March 31, 2006, from a net unrealized appreciation of $14,043,262 to a net unrealized depreciation of ($12,236,291). Such increase in depreciation resulted primarily from the transfer of $26,640,341 in net unrealized appreciation to net realized appreciation for Champion Window Holdings, Inc. The increase in depreciation was also increased by the transfer of $428,185 and $168,314 in net unrealized appreciation to net realized appreciation for Alenco Window Holdings, LLC and Doane PetCare Enterprises, Inc., escrow accounts, respectively. The Fund had additional decreases in unrealized depreciation which resulted from increases in the estimated fair value of two of its portfolio companies aggregating $1,008,459. The Fund had additional increases in unrealized depreciation which resulted from decreases in the estimated fair value of one of the portfolio companies amounting to $51,172.

Net unrealized appreciation on investments increased by $5,050,924 during the three months ended March 31, 2005, from a net unrealized depreciation of ($4,573,310) to a net unrealized appreciation of $477,614. The increase in appreciation resulted from increases in the estimated fair values of six of the Fund’s portfolio companies aggregating $8,432,000, of which Champion Window Holdings, Inc. accounted for $6,632,000. The Fund had decreases in the estimated fair values of six of the Fund’s portfolio companies aggregating ($1,490,934), with Sovereign Business Forms, Inc. accounting for ($747,845). The Fund also transferred ($1,890,142) in unrealized appreciation to realized capital gains from the sale of all its common stock of ENG.

Dividends

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,926 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006, in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006, since any purchase or sale of a portfolio company during the remainder of the year would affect the classification. The Fund declared no dividends during the three months ended March 31, 2005. On January 16, 2005, the Fund paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share for a dividend that had been declared in 2004.

Portfolio Investments

During the three months ended March 31, 2006, the Fund invested $8,319,549 in six follow-on investments in six companies, including $355,152 in the form of accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes.

During the three months ended March 31, 2005, the Fund made follow-on investments of $541,946 in four portfolio companies, all of which were in the form of accrued interest, dividends, and original issue discount received in the form of additional portfolio securities.

For the three months ended March 31, 2006, the Fund received an additional 562 shares amounting to $56,200 of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends.

In February 2006, Spectrum Management, LLC elected to convert $162,584 of accrued interest into a new 16.0% promissory note and extend the total promissory note valued at $386,241, with interest and principal due at maturity on May 28, 2011.

During the three months ended March 31, 2006, Equicom, Inc., elected to convert $24,858 of accrued interest into the balance of the 10% promissory note due to the Fund.

For the three months ended March 31, 2006, the Fund recorded $51,172 as amortization of original issue discount on the Fund’s non-interest bearing note receivable from ConGlobal Industries, Inc.

On February 21, 2006, the Fund made a $8,011,328 follow-on investment to Cedar Lodge Holdings, Inc. The investment included $400,000 for 4,000 shares of $100/share common stock and $7,611,328 for an 18% promissory note and organization costs related to the investment.

In January, 2006, the Fund invested an additional $13,407 in Champion Window Holdings, Inc., for legal fees relating to the sale of Champion.

Subsequent Events

On April 3, 2006, the Fund sold U.S. Treasury bills for $30,000,000 and repaid the margin loan.

On April 5, 2006, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at March 31, 2006.

On April 5, 2006, the Fund paid $675,041 to its adviser, Moore Clayton Capital Advisors, Inc. for the 2005 incentive fees earned in 2005. The calculation was based on portfolio performance from March 31, 2005 to December 31, 2005.

On April 18, 2006, the Fund made a follow-on investment into Riptide Entertainment LLC of $300,000 for an 8% promissory note with a maturity date of April 18, 2011. The investment is to be used for the exclusive, worldwide license to use the trade name “Dick Clark’s American Bandstand” in the production of live musical celebrity tribute shows.

On April 26, 2006, the Fund received a $1,981,156 cash payment from the Strategic Holdings, Inc. escrow account. The amount was split with $1,897,333 relating to the escrow receivable and $83,823 relating to interest on the escrow account. There were no claims ever made against the Strategic escrow, so the Fund received the entire escrow balance for Strategic of $2,796,000.

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

The Fund’s investments in portfolio securities consist of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. In addition, changes in market interest rates are not typically a significant factor in the determination of fair value of these debt securities, since the securities are generally held to maturity. Their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

Borrowings under the lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under the Fund’s lines of credit for the three months ended March 31, 2006 and 2005, respectively, of approximately $0 and $0 a change of one percent in the interest rate would have caused a change in interest expense of approximately $0. This change would have resulted in no change in the net asset value per share at March 31, 2006 and 2005, respectively. On July 28, 2005 the Fund formally terminated its revolving line of credit loan with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future. There were no borrowings outstanding during the three months ended March 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Fund’s liquidity and capital resources.

On July 28, 2005 the Fund formally terminated its revolving line of credit loan with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future.

A major portion of the Fund’s investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. A small portion of the investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Business Products and Service includes three portfolio companies and was 23.0% of the net asset value and 41% of the Fund’s investments in portfolio company securities (at fair value) at March 31, 2006. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

EQUUS II INCORPORATED

Date: May 12, 2006	/s/ HARRY O. NICODEMUS IV
Harry O. Nicodemus IV
Chief Financial Officer