Form 10-Q
period 2006-06-30
EQUUS II INC
filed 2006-08-14
CIK 878932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

There were 8,106,365 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 14, 2006. The net asset value of a share at June 30, 2006 was $10.40.

EQUUS II INCORPORATED

(A Delaware Corporation)

EQUUS II INCORPORATED

BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

(Unaudited)

	2006	2005
Assets
Investments in portfolio securities at fair value (cost $58,231,600 and $51,091,265, respectively)	$49,566,265	$65,134,527
Restricted cash & temporary investments, at cost which approximates fair value	30,275,186	50,445,006
Cash	40,092	67,470
Temporary cash investments, at cost which approximates fair value	35,051,318	25,578,157
Accounts receivable	49,654	49,654
Accrued interest and dividends receivable	1,292,746	502,151
Escrowed receivables, at fair value	96,684	2,207,333

Total assets	$116,371,945	$143,984,298

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$282,110	$298,357
Due to adviser	1,807,073	1,138,053
Borrowing under margin account	29,975,432	49,945,550

Total liabilities	32,064,615	51,381,960

Commitments and contingencies

Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,106,365 and 7,376,592 shares outstanding, respectively	8,106	7,377
Additional paid-in capital	96,921,785	91,456,960
Undistributed net investment losses	(22,362,881)	(3,146,578)
Undistributed net capital gains (losses)	18,405,655	(9,758,683)
Unrealized (depreciation) appreciation of portfolio securities, net	(8,665,335)	14,043,262

Total net assets	$84,307,330	$92,602,338

Net assets per share	$10.40	$12.55

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
Investment income:
Interest income from portfolio securities	$816,634	$333,953
Dividend income from portfolio securities	162,316	157,416
Interest from temporary cash investments	351,631	82,760
Other income	—	—

Total investment income	1,330,581	574,129

Expenses:
Management fee	421,537	420,519
Incentive fee	169,509	—
Director fees and expenses	130,640	142,519
Professional fees	290,110	255,934
Administrative fees	112,500	12,500
Mailing, printing and other expenses	113,954	139,755
Interest expense	31,035	25,167
Compensation expense	—	283,259
Franchise taxes and excise taxes	132,420	117,546
Special administrative fees	—	535,000

Total expenses	1,401,705	1,932,199

Net investment loss	(71,124)	(1,358,070)

Net realized gain on portfolio securities	742,285	15,711

Net unrealized (depreciation) appreciation of portfolio securities:
End of period	(8,665,335)	3,148,818
Beginning of period	(12,236,291)	477,614

Net change in unrealized appreciation of portfolio securities	3,570,956	2,671,204

Net increase in net assets resulting from operations	$4,242,117	$1,328,845

Net increase in net assets from operations per share:
Basic	$0.52	$0.20

Diluted	$0.52	$0.20

Weighted average shares outstanding, in thousands
Basic	8,106	6,516

Diluted	8,106	6,516

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
Investment income:
Interest income from portfolio securities	$1,527,216	$649,777
Dividend income from portfolio securities	323,332	313,732
Interest from temporary cash investments	760,936	172,407
Other income	—	3,335

Total investment income	2,611,484	1,139,251

Expenses:
Management fee	821,541	798,392
Incentive fee	1,385,537	—
Director fees and expenses	223,291	247,348
Professional fees	393,222	377,106
Administrative fees	225,000	25,000
Mailing, printing and other expenses	138,922	159,253
Interest expense	51,349	63,659
Non-cash compensation expense (benefit)	—	552,760
Franchise taxes and excise taxes	147,445	164,371
Special administrative fees	—	535,000

Total expenses	3,386,307	2,922,889

Net investment loss	(774,823)	(1,783,638)

Net realized gain on portfolio securities	28,164,337	2,282,765

Net unrealized (depreciation) appreciation of portfolio securities:
End of period	(8,665,335)	3,148,818
Beginning of period	14,043,262	(4,573,310)

Net change in unrealized (depreciation) appreciation of portfolio securities	(22,708,597)	7,722,128

Net increase in net assets resulting from operations	$4,680,917	$8,221,255

Net increase in net assets from operations per share:
Basic	$0.60	$1.26

Diluted	$0.60	$1.26

Weighted average shares outstanding, in thousands
Basic	7,780	6,511

Diluted	7,780	6,511

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
Operations:
Net investment loss	$(774,823)	$(1,783,638)
Net realized gain on portfolio securities	28,164,337	2,282,765
Net change in unrealized (depreciation) appreciation of portfolio securities	(22,708,597)	7,722,128

Net increase in net assets resulting from operations	4,680,917	8,221,255

Capital transactions:
Dividends declared	(18,441,480)	—
Increase from officers’ notes settlement	—	23,475
Shares issued in dividend	5,465,555	(216)
Options exercised by directors and officers	—	7,259,592

(Decrease) increase in net assets from capital share transactions	(12,975,925)	7,282,851

(Decrease) increase in net assets	(8,295,008)	15,504,106
Net assets, at beginning of period	92,602,338	68,599,657

Net assets, at end of period	$84,307,330	$84,103,763

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Interest and dividends received	$1,467,853	$510,022
Cash paid to adviser, directors, banks and suppliers	(2,733,533)	(1,961,945)
Purchase of portfolio securities	(8,324,735)	(1,097,500)
Proceeds from dispositions of portfolio securities	31,760,194	3,409,490
Principal payments from portfolio securities	52,229	31,032
Sales (purchases) of restricted temporary cash investments	20,169,819	(16,160,525)

Net cash provided by (used in) operating activities	42,391,827	(15,269,426)

Cash flows from financing activities:
Borrowings under margin account	59,922,631	102,923,965
Repayments under margin account	(79,892,749)	(86,923,445)
Dividends paid	(12,975,926)	(1,589,377)
Payments received on officer notes	—	23,475
Exercise of stock options	—	6,694,466

Net cash (used in) provided by financing activities	(32,946,044)	21,129,084

Net increase in cash and cash equivalents	9,445,783	5,859,658
Cash and cash equivalents at beginning of period	25,645,627	18,576,048

Cash and cash equivalents at end of period	$35,091,410	$24,435,706

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

(Continued)

	2006	2005
Reconciliation of increase in net assets from operations to net cash provided by operating activities:
Net increase in net assets resulting from operations	$4,680,917	$8,221,255
Adjustments to reconcile increase in net assets from operations to net cash provided by (used in) operating activities:
Gain realized on dispositions of portfolio securities, net	(28,164,337)	(2,282,765)
Decrease (increase) in unrealized appreciation, net	22,708,597	(7,722,128)
Increase in accrued interest receivable due from portfolio securities	(790,595)	(9,454)
Decrease in accounts receivable and other	—	32,337
Accrued interest or dividends exchanged for portfolio securities	(353,036)	(652,112)
Non-cash compensation expense	—	552,760
(Decrease) increase in accounts payable and accrued liabilities	(16,246)	727,936
Increase (decrease) in due to adviser	669,021	(319,752)
Purchase of portfolio securities	(8,324,735)	(1,097,500)
Proceeds from dispositions of portfolio securities	31,760,193	3,409,490
Principal payments from portfolio securities	52,229	31,032
Sales (purchases) of restricted temporary cash investments	20,169,819	(16,160,525)

Net cash provided by (used in) operating activities	$42,391,827	$(15,269,426)

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SUPPLEMENTAL INFORMATION – SELECTED PER SHARE DATA AND RATIOS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
Selected per share data:
Investment income	$0.34	$0.18
Expenses	0.44	0.45

Net investment loss (1)	(0.10)	(0.27)
Net realized gain on portfolio securities	3.62	0.35
Net change in unrealized (depreciation) appreciation of portfolio securities	(2.92)	1.18

Increase in net assets from operations	0.60	1.26

Capital transactions:
Dividends declared	(2.50)	—
Dilutive effect of shares issued in common stock dividend and exercise of options	(0.25)	(0.40)

Net decrease in assets from capital transactions	(2.75)	(0.40)

Net (decrease) increase in net assets	(2.15)	0.86
Net asset value at beginning of period	12.55	10.54

Net asset value at end of period	$10.40	$11.40

Weighted average number of shares outstanding during period, in thousands	7,780	6,511

Market value per share at end of period	$7.18	$8.25

Selected ratios:
Ratio of total expenses to average net assets	3.83%	3.83%
Ratio of net investment loss to average net assets	(0.88)%	(2.34)%
Ratio of net increase in net assets resulting from operations to average net assets	5.29%	10.77%
Total Return	8.40%	7.00%

(1)	Net investment loss of $0.10 is calculated as the net investment loss of $774,823 divided by the weighted average number of shares outstanding during the period of 7,779,782.

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2006

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
Holds cash and escrowed receivables
- 32.25% membership interest		$—	$91,815
The Bradshaw Group	May 2000
Sells and services mid-range and high-speed printing equipment
- Prime + 4% promissory note with a face amount of $398,383		—	250,000
- 15% promissory note (2)		459,546	—
- 1,335,000 shares of preferred stock		1,335,000	—
- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—
Cedar Lodge Holdings, Inc.	December 2005
Real estate condominiums in Baton Rouge, Louisiana
- 5,000 shares of common stock		500,000	553,425
- 18%-19.8% promissory note (1)		7,617,956	7,772,466
CMC Investments, LLC	December 2001
Awaiting liquidation
- 21% membership interest		525,000	50,000
ConGlobal Industries, Inc. (Formerly Container Acquisition, Inc.)	February 1997
Shipping container repair & storage
- 24,397,303 shares of common stock		1,370,495	—
- Promissory note (3)		3,010,372	—
- Member interest in CCI-ANI, LLC		1,926,942	—
- Member interest (66.7%) in JL Madre, LLC		1,000,000	1,000,000
- Member interest (66.7%) in JL Madre Equipment, LLC		69,210	69,210

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2006

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Creekstone Florida Holdings, LLC	December 2005
Real Estate in Panama City, Florida
- 17%-19.8% promissory note (1)		$4,259,233	$4,259,233
Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food (escrow only)
- Escrow		—	299,333
The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
- Prime + 9.75% promissory note		1,000,000	2,500,000
ENGlobal Corporation (AMEX: ENG)	December 2001
Engineering and consulting services
- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—
Equicom, Inc.	July 1997
Radio stations
- 452,000 shares of common stock		141,250	—
- 657,611 shares of preferred stock		6,576,110	—
- 10% subordinated promissory note		4,614,824	1,039,854
- 10% senior subordinated promissory note (1)(3)		1,050,505	1,050,505
- 8.81% promissory note (1)		909,641	909,641
Jones Industrial Holdings, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 preferred stock		3,500,000	4,200,000
- Warrants to buy 63,337 shares of common stock at $0.01 through June 2008		100	—
PalletOne, Inc.	October 2001
Wooden pallet manufacturer
- 4,192,650 shares of preferred stock (1)		4,192,650	4,192,650
- 350,000 shares of common stock		350,000	3,915,000
Riptide Entertainment, LLC	December 2005
Entertainment and Leisure
- Member interest (64.67%)		64,667	64,667
- 8% promissory note – “Dick Clark’s American Bandstand”		300,000	300,000
- 8% promissory note		500,000	500,000
Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
- 26,123 shares of preferred stock (1)(3)		2,612,300	2,612,300
- 15% promissory notes (1)(3)		4,846,228	4,846,228
- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	130,179
- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	7,084
- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	262,737

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2006

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Spectrum Management, LLC	December 1999
Business & personal property protection
- 285,000 units of Class A equity interest		$2,850,000	$7,000,000
- 16% subordinated promissory note (1)		1,303,698	1,303,698
- 12.75% subordinated promissory note (1)		386,240	386,240
Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turfgrasses
- 1,000 shares of common stock		959,632	—

Total		$58,231,600	$49,566,265

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of June 30, 2006, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective portfolio companies. However, the portfolio companies are still liable for such notes and related interest, and they may be collected in the future.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2006

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

As defined in the Investment Company Act of 1940 (the “1940 Act”), at June 30, 2006, the Fund was considered to have a controlling interest in Cedar Lodge Holdings, Inc., ConGlobal Industries, Inc., Creekstone Florida Holdings, LLC, The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Riptide Entertainment, LLC, Sovereign Business Forms, Inc., and Spectrum Management, LLC.

Income was earned in the amount of $1,850,548 and $963,509 for the six months ended June 30, 2006 and 2005, respectively, on portfolio securities of companies in which the Fund has a controlling interest. No income was earned for the six months ended June 30, 2006 and 2005, respectively, on portfolio securities of companies that are affiliates of the Fund, but are not controlled by the Fund.

As defined in the 1940 Act, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except Doane PetCare Enterprises, Inc. (“Doane”). The Fund provides significant managerial assistance to portfolio companies that comprise 99% of the total value of the investments in portfolio companies at June 30, 2006.

The accompanying notes are an integral part of these financial statements.

EQUUS II INCORPORATED

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2006

(Unaudited)

(Continued)

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for Doane and PalletOne, Inc.) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at June 30, 2006:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$3,439,333	$4,767,758	5.7%
Secured and subordinated debt	29,881,054	24,858,632	29.5%
Preferred stock	18,216,060	11,004,950	13.0%
Limited liability company investments	6,695,052	8,534,925	10.1%
Options and warrants	101	400,000	0.5%

Total	$58,231,600	$49,566,265	58.8%

The following is a summary by industry of the Fund’s investments as of June 30, 2006:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$16,798,467	19.9%
Consumer Goods and Services	299,334	0.4%
Industrial Products and Services	6,700,000	7.9%
Leisure and Entertainment	864,667	1.0%
Media	3,000,000	3.6%
Real Estate	12,585,122	14.9%
Residential Building Products	91,815	0.1%
Shipping Products and Services	9,176,860	10.9%
Other	50,000	0.1%

Total	$49,566,265	58.8%

EQUUS II INCORPORATED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(Unaudited)

(1) Organization and Business Purpose

Equus II Incorporated (the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, shareholders of the Fund approved the change of the Fund’s investment strategy to a total return investment objective. This new strategy will seek to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or internally. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in portfolio companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund elected to be treated as a business development company under the Investment Company Act of 1940 (“Investment Company Act”). For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). With shareholder approval on June 30, 2005, the Fund entered into an investment advisory agreement with Moore Clayton Capital Advisors, Inc. (the “Adviser”). Prior to this agreement, the Fund’s adviser was Equus Capital Management Corporation.

The Fund elected to retain the Adviser in part to provide the Fund with enhanced investment opportunities in both the United States and internationally. Effective August 11, 2006, Equus II Incorporated (“EQS”) began to employ a total return investment style. The total return style combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, the Fund is a “growth-at-reasonable-price” investor. The Fund invests primarily in privately owned companies and is open to virtually any potential growth investment in the privately owned arena. However, the Fund’s primary aim is to identify and acquire only those equity securities that meet its criteria for selling at reasonable prices. The income investments made by the Fund consist principally of purchasing debt financing with the objective of generating regular interest income back to the fund as well as long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.

The Fund has decided to further the total return investment objective, with authorization from the Board of Directors (which includes all of the Fund’s independent directors) and approval of a majority of the shareholders, by amending the Fund’s Restated Certificate of Incorporation to change the name of the Fund from “Equus II Incorporated” to “Equus Total Return, Inc.” This proposal was approved by a majority of the shareholders on August 11, 2006.

(2) Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit – As of June 30, 2006, the Fund had cash and unrestricted temporary investments of $35,091,410. The Fund had $49,566,265 of its total assets of $116,371,945 invested in portfolio securities. Restricted assets totaled $30,275,186, of which $29,975,432 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $299,754 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on July 6, 2006.

On April 25, 2006, the Fund received a $1,981,156 cash payment from the Strategic Holdings, Inc. escrow account. The amount was split with $1,897,333 relating to the escrow receivable and $83,823 relating to interest on the escrow account.

On March 22, 2006, the Fund funded the cash election portion of its $2.50 dividend payable for $12,975,926 to shareholders of record as of February 13, 2006.

On February 21, 2006, the Fund acquired 4,000 shares of common stock, and an 18%-19.8% promissory note for $400,000 and, $7,643,513, respectively. The acquisition was accomplished through the formation of Cedar Lodge Holdings, Inc. and relates to the conversion of apartments to condominiums in Baton Rouge, Louisiana.

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

During the six months ended June 30, 2006 and 2005, the amount of interest and loan fees paid in cash was $52,679 and $72,941, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments - Because of the nature and size of its portfolio investments, the Fund periodically borrows money utilizing a margin account with a securities brokerage firm to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. As of June 30, 2006 and 2005, the Fund borrowed $29,975,432 and $39,978,970, respectively. The Fund collateralized such borrowings with restricted cash and temporary investments of $30,275,186 and $40,378,760, as of June 30, 2006 and 2005, respectively. The temporary qualifying investments were sold, and the total amount borrowed was repaid in July 2006 and 2005, respectively. The Adviser believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund and the Fund’s shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to stockholders would be subject to income tax as ordinary dividends.

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

Certain of the promissory notes provide that interest may be paid in-kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $49,566,265 and $65,134,527 (neither of which includes an amount for publicly-traded securities) as of June 30, 2006 and December 31, 2005, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value - In April and May of 2004, the Fund sold investments in Strategic Holdings, Inc. and Alenco Holding Corporation, respectively. A portion of the proceeds from each sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. On April 25, 2006, the Fund received all of the potential proceeds from the Strategic Holdings, Inc. escrow account leaving the Alenco Holding Corporation as the only outstanding escrow receivable. The aggregate amount of total potential proceeds from Alenco is $122,556. As of June 30, 2006, the amount receivable from the Alenco escrow is valued at $96,684. The Fund is not aware of any claims against the escrow that have been made as of June 30, 2006 and is anticipating a final payment from the Alenco Holding Corporation escrow account by May 2007.

Cash Flows - For purposes of the statements of cash flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. The Fund includes its investing activities within cash flows from operations.

Stock-Based Compensation – The Board of Directors cancelled the Stock Incentive Plan as of June 30, 2005. The Fund accounted for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25. Had the Fund accounted for the options using the fair value method under SFAS 123, the increase in net assets from operations for the six months ended June 30, 2005, would have been:

2005
Increase in net assets from operations, as reported	$8,221,255
Stock-based employee compensation expense included in increase in net assets from operations	552,760
Stock-based employee compensation expense determined using fair value method	(46,136)

Pro forma increase in net assets from operations	$8,727,879

Net increase in net assets from operations per share
Basic, as reported	$1.11

Basic, pro-forma	$1.18

Diluted, as reported	$1.11

Diluted, pro-forma	$1.18

Federal Income Taxes – The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company (“RIC”) and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. The Fund usually borrows money quarterly to maintain its tax status under the Internal Revenue Code as a RIC. See Note 2 for further discussion of the Fund’s RIC borrowings.

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

(5) Management Agreements

The Fund entered into an investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with the Adviser. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis ($675,041 incentive fee in 2005 and $1,385,537 (estimated) incentive fee in 2006 due to the sales of Champion Window Holdings, Inc. and Doane PetCare Enterprises, Inc). The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of Moore, Clayton & Co., Inc., an international private equity investment and advisory firm.

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

The Administration Agreement will continue in effect for two years (through June 30, 2007), and from year-to-year thereafter, provided such continuance is approved at least annually by the Fund’s Board of Directors, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by the Board of Directors, or by the Administrator, upon 60 days’ written notice to the other party, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

Prior to entering into the Advisory and Administration Agreements, the Fund was a party to a management agreement with Equus Capital Management Corporation (“ECMC”) that was initially approved by the Fund’s stockholders at a special meeting held on April 9, 1997. Under that agreement, ECMC provided both advisory and administration services. ECMC received a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. Additionally, ECMC received compensation for providing certain investor communication services. The accompanying Statements of Operations include Administrative fees of $225,000 related to such services for the six months ended June 30, 2006 and $25,000 for the six months ended June 30, 2005.

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

(7) Dividends

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,926 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006, in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006. The Fund declared no dividends during the six months ended June 30, 2005. On January 16, 2005, the Fund paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share for a dividend that had been declared in 2004.

(8) Portfolio Securities

During the six months ended June 30, 2006, the Fund invested $8,677,771 in eight follow-on investments in eight companies, including $353,036 in the form of interest and dividends paid in kind or original issue discount/premium amortization. In addition, the Fund realized a net capital gain of $28,164,337 (the sale of Champion generated a net capital gain of $26,846,269) during the six months ended June 30, 2006.

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

(10) Subsequent Events

On July 6, 2006, the Fund sold U.S. Treasury bills for $30,000,000 and repaid the margin loan.

On July 11, 2006, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at June 30, 2006.

On July 12, 2006 the Fund agreed to engage A.G. Edwards for $150,000 to provide the Fund with certain financial advisory services regarding the strategic and tactical alternatives available. The agreement has a one year life.

On August 4, 2006, EQS subscribed to acquire an interest in RP&C International Investments LLC (“RP&C”). RP&C is a fund that invests in nursing and residential care homes in Europe and the subscription commitment obligates EQS to invest up to $11.1 million in RP&C.

The Fund has decided to further the total return investment objective, with authorization from the Board of Directors (which includes all of the Fund’s independent directors) and approval of a majority of the shareholders, by amending the Fund’s Restated Certificate of Incorporation to change the name of the Fund from “Equus II Incorporated” to “Equus Total Return, Inc.” This proposal was approved by a majority of the shareholders on August 11, 2006.

In early August, the Fund has received approximately $2.7 million in principal and interest on our promissory note with Cedar Lodge Holdings, Inc., based on condominium sales activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus II Incorporated is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund did not make any new investments other than follow-on investments during the six months ended June 30, 2006 or 2005.

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

The Fund has distributed to its stockholders any net taxable investment income or realized capital gains on an annual basis. On February 2, 2006, a dividend was announced of $2.50 per share to shareholders of record on February 13, 2006. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006, since any purchase or sale of a portfolio company during the remainder of the year would affect the classification. The Fund did not declare a dividend for the six months ended June 30, 2005.

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

Liquidity and Capital Resources

As of June 30, 2006, the Fund had cash and unrestricted temporary investments of $35,091,410. The Fund had $49,566,265 of its total assets of $116,371,945 invested in portfolio securities. Restricted assets totaled $30,275,186, of which $29,975,432 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $299,754 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on July 6, 2006.

On April 25, 2006, the Fund received a $1,981,156 cash payment from the Strategic Holdings, Inc. escrow account. The amount was split with $1,897,333 relating to the escrow receivable and $83,823 relating to interest on the escrow account.

On February 21, 2006, the Fund acquired 4,000 shares of common stock, and an 18%-19.8% promissory note for $400,000 and, $7,643,513, respectively. The acquisition was accomplished through the formation of Cedar Lodge Holdings, Inc. and relates to the conversion of apartments in Baton Rouge, Louisiana, to condominiums.

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

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in and the estimated fair value of the portfolio company could be reduced. As of June 30, 2006, the Fund has no commitment requirements to make additional new or follow-on investments.

Net cash provided by (used in) operating activities was $42,391,827 and ($15,269,426) for the six months ended June 30, 2006 and 2005, respectively. Approximately $24.9 million in estimated value of the Fund’s investments are in the form of notes receivable from portfolio companies. However, only three of the portfolio companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $7,059,567 in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the six months ended June 30, 2006 and 2005, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was (774,823) and ($1,783,638) for the six months ended June 30, 2006 and 2005, respectively and ($71,124) and ($1,358,070) for the three months ended June 30, 2006 and 2005, respectively. Total income from portfolio securities was $1,850,548 and $963,509 for the six months ended June 30, 2006 and 2005, respectively and $978,950 and $491,369 for the three months ended June 30, 2006 and 2005, respectively. The decrease in net investment losses from June 30, 2005 to 2006, is due primarily to the income generated from the Fund’s two real estate portfolio companies, Creekstone Florida Holdings, LLC and Cedar Lodge Holdings, Inc., amounting to $343,404 and $503,347, respectively, while the two real estate companies did not exist in 2005.

Interest from temporary cash investments increased from $172,407 to $760,936 and from $82,760 to $351,631 for the six and three months ended June 30, 2005 and 2006, respectively. This increase is primarily due to the increase in cash generated from the sale of Champion. The cash in temporary investments (excluding the margin account) increased from $14.8 million to $31.9 million for the six months ended June 30, 2006. The remaining difference is due to higher interest rate returns on investments in June 2006 compared to June 2005, which was approximately 4% and 2%, respectively.

The Adviser receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $821,541 and $798,392 during the six months ended June 30, 2006 and 2005, respectively and $421,537 and $420,519 for the three months ended June 30, 2006 and 2005, respectively. The increase in management fees during the six months and three months ended June 30, 2006, was due to an increase in net assets between the two periods which was primarily due to valuation increases at Champion Window Holdings, Inc., Doane PetCare Enterprises, Inc., and The Drilltec Corporation.

With the change in adviser and discontinuation of the stock option plan, a new incentive fee was initiated on June 30, 2005. The incentive fees is calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The estimated expenses for incentive fees for the six months ended June 30, 2006, are $1,385,537. The estimated incentive fee expenses for the three months ended June 30, 2006 are $169,509. The calculation for both periods is based on the capital gains generated by the sale of Champion and Doane. No incentive fee plan existed at June 30, 2005.

Director fees and expenses decreased by $24,058 and $11,879 for the six months and three months ended June 30, 2006 and 2005, respectively, due primarily to ten Special Committee meetings and eight full board meetings in 2005 compared to three full board meetings, three independent directors meetings and three telephonic meeting in 2006. The additional board meetings, Strategic Alternative Meetings and Special Committee Meetings in 2005 were related to entering into the new management agreement with Moore, Clayton & Co., Inc. The reduction in director fees and expenses in 2006, were despite the fact that there is one additional independent board member at June 30, 2006 compared to June 30, 2005.

Administrative fees increased by $200,000 and $100,000 for the six months and three months ended June 30, 2006 and 2005, respectively, due primarily to the change in Administrator on June 30, 2005 from ECMC to ECAC. The former administrator, ECMC, received compensation for providing certain investor communication services. The fee paid was $12,500 per quarter for such services. Under the new plan, the Fund reimburses the Administrator for the costs and expenses incurred by the Administrator, ECAC, in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The new administrator receives $112,500 per quarter; therefore, the administrator expense through June 2006, is $225,000.

Interest expense was $51,349 and $63,659 for the six months ended June 30, 2006 and 2005, respectively. The decrease for the six months of 2006 was due primarily to fewer days for the treasury bills to be outstanding in 2006 compared to 2005. Interest expense was $31,035 and $25,167 for the three months ended June 30, 2006 and 2005, respectively. The increase for the three months of 2006 was due to the treasury bills being outstanding for more days in 2006.

Prior to June 30, 2005, certain options issued by the Fund were accounted for using variable plan accounting. Such accounting resulted in non-cash compensation expense (benefit) of $0 and $552,760 during the six months ended June 30, 2006 and 2005, respectively and $0 and $283,259 during the three months ended June 30, 2006 and 2005, respectively. The change is due to the fluctuation in the Fund’s closing stock market price from the beginning of the year to the price at the end of June in relation to the exercise price of the stock options. In 2005, the market price increased from a January 1, 2005 market price of $7.71 to an ending market price at June 30, 2005 (option plan was cancelled on June 30, 2005) of $8.09. At March 31, 2005 the market price was $8.09 compared to an ending June 30, 2005 market price of $8.09; therefore, the $283,259 is related to the difference between the option exercise price and market price.

The Fund agreed to reimburse the Administrator certain one-time costs and expenses (“Special Administrative Fee”) associated with the change in administrators upon receiving approval from the Fund’s shareholders. The Special Administrative Fee, in the amount of $535,000 was expensed as of June 30, 2005. There has been no Special Administrative Fee in 2006 and none is anticipated; therefore, the $535,000 is a variance for both the three months and six months ended June 30, 2006.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2006, the Fund realized net capital gains of $28,164,337. The Fund sold its 1,410,000 shares of common stock and 10,000 warrants of Champion Window Holdings, Inc. for $28,331,141, realizing a capital gain of $26,846,269. The Fund sold a portion of its escrow ownership in Alenco Window Holdings, LLC, for $428,185, realizing a capital gain of $428,185. The Fund sold a portion of its escrow ownership in Doane PetCare Enterprises, Inc. for $628,208, realizing a capital gain of $628,208. The Fund increased the value of the escrow account of Strategic Holdings, Inc. for a capital gain of $190,000. In addition, the Fund had other capital gains of $44,955 and realized a short-term capital gain of $26,720 on U.S. Treasury Bills.

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

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $22,708,597 during the six months ended June 30, 2006, from a net unrealized appreciation of $14,043,262 to a net unrealized depreciation of ($8,665,335). Such increase in depreciation resulted primarily from the transfer of $26,640,341 in net unrealized appreciation to net realized appreciation for Champion Window Holdings, Inc. The increase in depreciation was also increased by the transfer of $428,185 and $628,208 in net unrealized appreciation to net realized appreciation for Alenco Window Holdings, LLC and Doane PetCare Enterprises, Inc., escrow accounts, respectively. The Fund had additional decreases in unrealized depreciation which resulted from increases in the estimated fair value of six of its portfolio companies aggregating $6,591,382 which is primarily comprised of PalletOne, Inc. and The Drilltec Corporation due to improved operating performances at both companies. The Fund had additional increases in unrealized depreciation which resulted from decreases in the estimated fair value of two of the portfolio companies amounting to $1,603,245.

Net unrealized appreciation on investments increased by $7,722,128 during the six months ended June 30, 2005, from a net unrealized depreciation of $4,573,310 to a net unrealized appreciation of $3,148,818. The increase in appreciation resulted from increases in the estimated fair values of six of our portfolio companies aggregating $13,203,000, of which Champion Window Holdings, Inc. accounted for $10,603,000. The Fund had decreases in the estimated fair values of six of our portfolio companies aggregating $3,590,730, with ConGlobal Industries, Inc. accounting for $1,346,284, Sovereign Business Forms, Inc. 786,128 and Equicom $646,140. The Fund also transferred $1,890,142 in unrealized appreciation to realized capital gains from the sale of all its common stock of ENG.

Dividends

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,926 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006, in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006, since any purchase or sale of a portfolio company during the remainder of the year would affect the classification. The Fund declared no dividends during the six months ended June 30, 2005. On January 16, 2005, the Fund paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share for a dividend that had been declared in 2004.

Portfolio Investments

During the six months ended June 30, 2006, the Fund invested $8,677,771 in eight follow-on investments in eight companies, including $353,036 in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes.

For the six months ended June 30, 2006, the Fund received an additional 1,137 shares amounting to $113,700 of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends.

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

During the six months ended June 30, 2006, Equicom, Inc., elected to convert $50,619 of accrued interest into the balance of the 10% promissory note due to the Fund.

For the six months ended June 30, 2006, the Fund recorded $103,245 as amortization of original issue discount on the Fund’s non-interest bearing note receivable from ConGlobal Industries, Inc.

For the six months ended June 30, 2006, the Fund recorded ($51,555) and ($25,557) as amortization of premium on the organization costs related to the purchase of interest bearing promissory notes at Cedar Lodge Holdings, Inc. and Creekstone Florida Holdings, LLC.s, Inc., respectively.

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

Subsequent Events

On July 6, 2006, the Fund sold U.S. Treasury bills for $30,000,000 and repaid the margin loan.

On July 11, 2006, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at June 30, 2006.

On July 12, 2006, the Fund agreed to engage A.G. Edwards for $150,000 to provide the Fund with certain financial advisory services regarding the strategic and tactical alternatives available. The agreement has a one year life.

On August 4, 2006, EQS subscribed to acquire an interest in RP&C International Investments LLC (“RP&C”). RP&C is a fund that invests in nursing and residential care homes in Europe and the subscription commitment obligates EQS to invest up to $11.1 million in RP&C.

The Fund has decided to further the total return investment objective, with authorization from the Board of Directors (which includes all of the Fund’s independent directors) and approval of a majority of the shareholders, by amending the Fund’s Restated Certificate of Incorporation to change the name of the Fund from “Equus II Incorporated” to “Equus Total Return, Inc.” This proposal was approved by a majority of the shareholders on August 11, 2006.

In early August, the Fund has received approximately $2.7 million in principal and interest on our promissory note with Cedar Lodge Holdings, Inc., based on condominium sales activity.

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

Borrowings under the lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under the Fund’s lines of credit for the six months ended June 30, 2006 and 2005, respectively, of approximately $0 and $0 a change of one percent in the interest rate would have caused a change in interest expense of approximately $0. This change would have resulted in no change in the net asset value per share at June 30, 2006 and 2005, respectively. On July 28, 2005 the Fund formally terminated its revolving line of credit loan with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future. There were no borrowings outstanding during the six months ended June 30, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Fund’s liquidity and capital resources.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Business Products and Services includes three portfolio companies and was 19.9% of the net asset value and 34.1% of the Fund’s investments in portfolio company securities (at fair value) at June 30, 2006. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Fund held its annual meeting of shareholders on June 15, 2006. At the meeting, shareholders voted on (i) the election of the persons named in the Proxy Statement as Directors of the Fund for the terms described therein and (ii) the ratification of the selection of UHY LLP as the Fund’s independent auditors for the fiscal year ending December 31, 2006.

The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

Name of Nominee	For	Withheld
Richard F. Bergner	6,384,507	187,511
Charles M. Boyd	6,391,414	180,614
Sam P. Douglass	6,348,546	223,472
Alan D. Feinsilver	5,970,732	601,286
Gregory J. Flanagan	6,383,267	188,751
Henry W. Hankinson	6,386,130	185,888
Robert L. Knauss	6,201,554	370,464
Anthony R. Moore	6,401,008	171,010
Francis D. Tuggle	6,419,240	152,778
James M. Walsh	5,970,276	601,742

The table below sets forth, as to the other matters voted upon, the number of shares voted for the proposals, against the proposals and shares that abstained.

Proposal	For	Against	Abstain
Ratification of Auditors	6,395,423	97,912	78,682

All nominees to the Registrant’s Board of Directors were elected. The Fund’s selection of independent auditors was ratified.

Item 6. Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund dated March 4, 1992. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.]

10.	Material Contracts

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(c)	Safekeeping Agreement between Equus II Incorporated and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)	Form of Indemnification Agreement between Equus II Incorporated and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Form of Release Agreement between Equus II Incorporated and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS II INCORPORATED

Date: August 14, 2006	/s/ HARRY O. NICODEMUS IV
Harry O. Nicodemus IV
Chief Financial Officer