Form 10-Q
period 2006-09-30
EQUUS TOTAL RETURN, INC.
filed 2006-11-14
CIK 878932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                              to

Commission File Number 0-19509

EQUUS TOTAL RETURN, INC.

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

There were 8,106,365 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 14, 2006. The net asset value of a share at September 30, 2006 was $11.47.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	2006	2005
	(Unaudited)
Assets

Investments in portfolio securities at fair value (cost $42,270,616 and $51,091,265, respectively)	$52,377,253	$65,134,527

Restricted cash & temporary investments, at cost which approximates fair value	40,366,664	50,445,006

Cash	74,297	67,470

Temporary cash investments, at cost which approximates fair value	41,158,958	25,578,157

Accounts receivable	36,049	49,654

Accrued interest and dividends receivable	935,534	502,151

Deferred costs	378,423	—

Escrowed receivables, at fair value	96,684	2,207,333

Total assets	$135,423,862	$143,984,298

Liabilities and net assets

Liabilities:

Accounts payable and accrued liabilities	$395,278	$298,357

Due to adviser	2,118,026	1,138,053

Borrowing under margin account	39,966,994	49,945,550

Total liabilities	42,480,298	51,381,960

Commitments and contingencies

Net assets:

Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—

Common stock, $.001 par value, 25,000,000 shares authorized, 8,106,365 and 7,376,592 shares outstanding, respectively	8,106	7,377

Additional paid-in capital	96,921,785	91,456,960

Undistributed net investment losses	(22,463,698)	(3,146,578)

Undistributed net capital gains (losses)	8,370,734	(9,758,683)

Unrealized appreciation of portfolio securities, net	10,106,637	14,043,262

Total net assets	$92,943,564	$92,602,338

Net assets per share	$11.47	$12.55

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
Investment income:

Interest income from portfolio securities	$768,949	$333,704

Dividend income from portfolio securities	163,616	158,516

Interest from temporary cash investments	448,123	125,070

Other income	—	—

Total investment income	1,380,688	617,290

Expenses:

Management fee	464,718	452,467

Director fees and expenses	126,070	75,087

Professional fees	433,263	280,911

Administrative fees	112,500	112,500

Mailing, printing and other expenses	54,991	63,616

Interest expense	69,260	38,597

Compensation expense	—	—

Franchise taxes and excise taxes	(47,069)	16,750

Total expenses	1,213,733	1,039,928

Net investment income (loss)	166,955	(422,638)

Net realized (loss) gain on portfolio securities	(10,034,921)	1,112

Less: Incentive fee on decrease in unrealized depreciation of portfolio securities	(267,772)	—

	(10,302,693)	1,112

Net unrealized (depreciation) appreciation of portfolio securities:

End of period	10,106,637	9,959,877

Beginning of period	(8,665,335)	3,148,818

Net change in unrealized appreciation of portfolio securities	18,771,972	6,811,059

Net increase in net assets resulting from operations	$8,636,234	$6,389,533

Net increase in net assets from operations per share:
Basic	$1.07	$0.87

Diluted	$1.07	$0.87

Weighted average shares outstanding, in thousands
Basic	8,106	7,377

Diluted	8,106	7,377

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
Investment income:

Interest income from portfolio securities	$2,296,165	$983,481

Dividend income from portfolio securities	486,949	472,248

Interest from temporary cash investments	1,209,058	297,477

Other income	—	3,335

Total investment income	3,992,172	1,756,541

Expenses:

Management fee	1,286,2594	1,250,858

Director fees and expenses	349,360	322,436

Professional fees	826,486	658,017

Administrative fees	337,500	137,500

Mailing, printing and other expenses	193,913	222,869

Interest expense	120,609	102,256

Compensation expense	—	552,760

Franchise taxes and excise taxes	100,376	181,121

Special administrative fees	—	535,000

Total expenses	3,214,503	3,962,817

Net investment income (loss)	777,669	(2,206,276)

Net realized gain on portfolio securities	18,129,416	2,283,878

Less: Incentive fee on net realized gain on portfolio securities	(1,653,309)	—

	16,476,107	2,283,878

Net unrealized (depreciation) appreciation of portfolio securities:

End of period	10,106,637	9,959,877

Beginning of period	14,043,262	(4,573,310)

Net change in unrealized (depreciation) appreciation of portfolio securities	(3,936,625)	14,533,187

Net increase in net assets resulting from operations	$13,317,151	$14,610,789

Net increase in net assets from operations per share:

Basic	$1.69	$2.15

Diluted	$1.69	$2.15

Weighted average shares outstanding, in thousands
Basic	7,890	6,803

Diluted	7,890	6,803

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
Operations:

Net investment income (loss)	$777,669	$(2,206,276)

Net realized gain on portfolio securities	18,129,416	2,283,878

Incentive fee on realized gain on portfolio securities	(1,653,309)	—

Net change in unrealized (depreciation) appreciation of portfolio securities	(3,936,625)	14,533,187

Net increase in net assets resulting from operations	13,317,151	14,610,789

Capital transactions:

Dividends declared	(18,441,480)	—

Increase from officers’ notes settlement	—	23,475

Shares issued in dividend	5,465,555	(217)

Options exercised by directors and officers	—	7,259,592

(Decrease) increase in net assets from capital share transactions	(12,975,925)	7,282,850

Increase in net assets	341,226	21,893,639

Net assets, at beginning of period	92,602,338	68,599,657

Net assets, at end of period	$92,943,564	$90,439,296

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:

Interest and dividends received	$3,051,634	$1,212,771

Payments to adviser, directors, banks and suppliers	(4,169,340)	(3,116,078)

Purchase of portfolio securities	(8,652,295)	(1,097,500)

Proceeds from dispositions of portfolio securities	35,034,329	3,410,602

Principal payments from portfolio securities	3,199,440	48,193

Sales (purchases) of restricted temporary cash investments	10,078,341	(16,161,782)

Net cash provided by (used in) operating activities	38,542,109	(15,703,794)

Cash flows from financing activities:

Borrowings under margin account	99,889,625	142,904,179

Repayments under margin account	(109,868,181)	(126,902,415)

Dividends paid	(12,975,925)	(1,589,377)

Payments received on officer notes	—	23,475

Exercise of stock options	—	6,694,465

Net cash (used in) provided by financing activities	(22,954,481)	21,130,327

Net increase in cash and cash equivalents	15,587,628	5,426,533

Cash and cash equivalents at beginning of period	25,645,627	18,576,048

Cash and cash equivalents at end of period	$41,233,255	$24,002,581

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Continued)

	2006	2005
Reconciliation of increase in net assets from operations to net cash provided by operating activities:

Net increase in net assets resulting from operations	$13,317,151	$14,610,789

Adjustments to reconcile increase in net assets from operations to net cash provided by (used in) operating activities:

Gain realized on dispositions of portfolio securities, net	(18,129,416)	(2,283,878)

Decrease (increase) in unrealized appreciation, net	3,936,625	(14,533,187)

(Increase) decrease in accrued interest receivable due from portfolio securities	(433,383)	204,241

Decrease in accounts receivable	13,605	32,337

Increase in deferred costs	(378,423)

Accrued interest or dividends exchanged for portfolio securities	(520,759)	(780,347)

Compensation expense	—	552,760

Increase in accounts payable and accrued liabilities	96,921	184,510

Increase in due to adviser	979,973	109,468

Purchase of portfolio securities	(8,652,295)	(1,097,500)

Proceeds from dispositions of portfolio securities	35,034,329	3,410,602

Principal payments from portfolio securities	3,199,440	48,193

Sales (purchases) of restricted temporary cash investments	10,078,341	(16,161,782)

Net cash provided by (used in) operating activities	$38,542,109	$(15,703,794)

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
Selected per share data:

Investment income	$0.51	$0.26

Expenses	0.41	0.58

Net investment income (loss) (1)	.10	(0.32)

Net realized gain on portfolio securities	2.30	0.34

Incentive fee on realized gain on portfolio securities	(0.21)	—

Net change in unrealized (depreciation) appreciation of portfolio securities	(.50)	2.13

Increase in net assets from operations	1.69	2.15

Capital transactions:

Dividends declared	(2.50)	—

Dilutive effect of shares issued in common stock dividend and exercise of options	(0.27)	(0.42)

Net decrease in assets from capital transactions	(2.77)	(0.42)

Net (decrease) increase in net assets	(1.08)	1.73

Net asset value at beginning of period	12.55	10.54

Net asset value at end of period	$11.47	$12.27

Weighted average number of shares outstanding during period, in thousands	7,890	6,803

Market value per share at end of period	$7.56	$8.61

Selected ratios:

Ratio of total expenses to average net assets	5.25%	4.98%

Ratio of net investment loss to average net assets	(0.94)%	(2.77)%

Ratio of net increase in net assets resulting from operations to average net assets	14.35%	18.37%

Total Return	12.65%	11.67%

(1)	Net investment income of $0.10 is calculated as the net investment income of $777,669 divided by the weighted average number of shares outstanding during the period of 7,889,839.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2006

(Unaudited)

Portfolio Company	Date of Initial Investment	Cost	Fair Value

Alenco Window Holdings, LLC	February 2001

Holds cash and escrowed receivables

- 32.25% membership interest		$—	$91,815

The Bradshaw Group	May 2000

Sells and services mid-range and high-speed printing equipment

- Prime + 4% promissory note with a face amount of $398,383		—	250,000

- 15% promissory note(2)		459,546	—

- 1,335,000 shares of preferred stock		1,335,000	—

- Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Cedar Lodge Holdings, Inc.	December 2005

Real estate condominiums in Baton Rouge, Louisiana

- 5,000 shares of common stock		500,000	591,233

- 18% - 19.8% promissory note(1)		4,437,219	4,624,097

CMC Investments, LLC	December 2001

Awaiting liquidation

- 21% membership interest		525,000	50,000

ConGlobal Industries Holding, Inc.	February 1997

Shipping container repair & storage

- 24,397,303 shares of common stock		1,370,495	—

- Promissory note(3)		3,063,362	3,063,000

- Member interest (100%) in CCI-ANI, LLC		1,926,942	2,565,000

- Member interest (67.9%) in JL Madre, LLC		1,000,000	1,078,000

- Member interest (28.82%) in JL Madre Equipment, LLC		69,210	90,000

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2006

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value

Creekstone Florida Holdings, LLC	December 2005

Real Estate in Panama City, Florida

- 17% - 19.8% promissory note(1)		$4,240,571	$4,240,571

The Drilltec Corporation	August 1998

Provides protection & packaging for pipe & tubing

- Prime + 9.75% promissory note		1,000,000	2,500,000

ENGlobal Corporation (AMEX: ENG)	December 2001

Engineering and consulting services

- Options to acquire 200,000 shares of common stock exercisable only upon change of control		—	—

Jones Industrial Holdings, Inc.	July 1998

Field service for petrochemical & power generation industries

- 35,000 preferred stock		3,500,000	4,500,000

- Warrants to buy 63,337 shares of common stock at $0.01 through June 2008		100	—

PalletOne, Inc.	October 2001

Wooden pallet manufacturer

- 4,192,650 shares of preferred stock(1)		4,192,650	4,192,650

- 350,000 shares of common stock		350,000	5,000,000

Riptide Entertainment, LLC	December 2005

Entertainment and Leisure

- Member interest (64.67%)		64,667	64,667

- 8% promissory note – “Dick Clark’s American Bandstand”		300,000	300,000

- 8% promissory note		500,000	500,000

RP&C International Investments LLC	September 2006

Healthcare- Nursing homes in England and Germany

- Member interest (18.5%)		327,560	327,560

Sovereign Business Forms, Inc.	August 1996

Business forms manufacturer

- 26,711 shares of preferred stock(1)(3)		2,671,100	2,671,100

- 15% promissory notes(1)(3)		4,937,622	4,937,622

- Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	130,179

- Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	7,084

- Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	262,737

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2006

(Unaudited)

(Continued)

Portfolio Company	Date of Initial Investment	Cost	Fair Value

Spectrum Management, LLC	December 1999

Business & personal property protection

- 285,000 units of Class A equity interest		$2,850,000	$8,650,000

- 16% subordinated promissory note(1)		1,303,698	1,303,698

- 12.75% subordinated promissory note(1)		386,241	386,240

Turf Grass Holdings, Inc.	May 1999

Grows, sells & installs warm season turfgrasses

- 1,000 shares of common stock		959,632	—

Total		$42,270,616	$52,377,253

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of September 30, 2006, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective portfolio companies. However, the portfolio companies are still liable for such notes and related interest, and they may be collected in the future.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2006

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

As defined in the Investment Company Act of 1940 (the “1940 Act”), at September 30, 2006, the Fund was considered to have a controlling interest in Cedar Lodge Holdings, Inc., ConGlobal Industries, Inc., Creekstone Florida Holdings, LLC, The Drilltec Corporation, Equicom, Inc., PalletOne, Inc., Riptide Entertainment, LLC, Sovereign Business Forms, Inc., and Spectrum Management, LLC.

Income was earned in the amount of $2,782,387 and $1,455,729 for the nine months ended September 30, 2006 and 2005, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $727 and $0 for the nine months ended September 30, 2006 and 2005, respectively, on portfolio securities of a company that is an affiliate of the Fund, but is not controlled by the Fund.

As defined in the 1940 Act, all of the Fund’s investments are in eligible portfolio companies except RP&C International Investments LLC (“RP&C”). The Fund provides significant managerial assistance to most of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to most portfolio companies that comprise 99% of the total value of the investments in portfolio companies at September 30, 2006.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2006

(Unaudited)

(Continued)

The investments in portfolio securities held by the Fund are not geographically diversified. All of the Fund’s portfolio companies (except for PalletOne, Inc. and RP&C) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at September 30, 2006:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$3,263,365	$5,591,233	6.0%
Secured and subordinated debt	20,304,450	21,864,657	23.6%
Preferred stock	11,698,750	11,363,750	12.2%
Limited liability company investments	7,003,950	13,157,613	14.2%
Options and warrants	101	400,000	0.4%

Total	$42,270,616	$52,377,253	56.4%

The following is a summary by industry of the Fund’s investments as of September 30, 2006:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$18,598,660	20.0%
Health Care	327,560	0.4%
Industrial Products and Services	7,000,000	7.5%
Leisure and Entertainment	864,667.9%
Real Estate	9,455,901	10.2%
Residential Building Products	91,815	0.1%
Shipping Products and Services	15,988,650	17.2%
Other	50,000	0.1%

Total	$52,377,253	56.4%

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(1)	Organization and Business Purpose

Equus Total Return, Inc. (the “Fund”), formerly Equus II Incorporated, a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, shareholders of the Fund approved the change of the Fund’s investment strategy to a total return investment objective. This new strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

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

Liquidity and Revolving Line of Credit—As of September 30, 2006, the Fund had cash and unrestricted temporary investments of $41,233,255. The Fund had $52,377,253 of its total assets of $135,423,862 invested in portfolio securities. Restricted assets totaled $40,366,664, of which $39,966,994 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $399,670 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on October 5, 2006.

On August 31, 2006, the Fund received a $2,998,277 cash payment for the sale of Equicom, Inc.

On April 25, 2006, the Fund received a $1,981,156 cash payment from the Strategic Holdings, Inc. escrow account. The amount was split with $1,897,333 relating to the escrow receivable and $83,823 relating to interest on the escrow account.

On March 22, 2006, the Fund funded the cash election portion of its $2.50 dividend payable for $12,975,925 to shareholders of record as of February 13, 2006.

On February 21, 2006, the Fund acquired 4,000 shares of common stock, and an 18%—19.8% promissory note for $400,000 and, $7,643,513, respectively. The acquisition was accomplished through the formation of Cedar Lodge Holdings, Inc. and relates to the conversion of apartments to condominiums in Baton Rouge, Louisiana.

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,925 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006 in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006. A net investment income dividend of $0.57 per share was declared for 2004, or $3,560,205. The Fund paid $1,589,160 in cash and issued 260,719 additional shares of common stock at $7.56 per share on January 16, 2005.

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

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced. As of September 30, 2006, the Fund has made a commitment to invest up to an additional $10,772,440, in RP&C in the healthcare sector of our portfolio.

During the nine months ended September 30, 2006 and 2005, the amount of interest and loan fees paid in cash was $110,304 and $80,904, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments—Because of the nature and size of its portfolio investments, the Fund periodically borrows money utilizing a margin account with a securities brokerage firm to make qualifying investments to maintain its tax status as a RIC under the Internal Revenue Code. As of September 30, 2006 and 2005, the Fund borrowed $39,966,994 and $39,980,214, respectively. The Fund collateralized such borrowings with restricted cash and temporary investments of $40,366,664 and $40,380,016, as of September 30, 2006 and 2005, respectively. The temporary qualifying investments were sold, and the total amount borrowed was repaid in October 2006 and 2005, respectively. The Adviser believes the Fund will be able to use this financing arrangement to maintain its RIC status. However, there is no assurance that such arrangement will be available to the Fund in the future. If the Fund is unable to borrow funds in the future to make qualifying investments, the Fund may no longer qualify as a RIC. Failure to continue to qualify as a RIC could be material to the Fund and the Fund’s shareholders in that the Fund would be subject to corporate income tax on its net investment income and net realized gains, and any distributions to stockholders would be subject to income tax as ordinary dividends.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $52,377,253 and $65,134,527 (neither of which includes an amount for publicly-traded securities) as of September 30, 2006 and December 31, 2005, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value—In April and May of 2004, the Fund sold investments in Strategic Holdings, Inc. and Alenco Holding Corporation, respectively. A portion of the proceeds from each sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. On April 25, 2006, the Fund received all of the potential proceeds from the Strategic Holdings, Inc. escrow account leaving the Alenco Holding Corporation as the only outstanding escrow receivable. The aggregate amount of total potential proceeds from Alenco is $122,556. As of September 30, 2006, the amount receivable from the Alenco escrow is valued at $96,684. The Fund is not aware of any claims against the escrow that have been made as of September 30, 2006 and is anticipating a final payment from the Alenco Holding Corporation escrow account by May 2007.

Cash Flows—For purposes of the statements of cash flows, the Fund considers all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. The Fund includes its investing activities within cash flows from operations.

Stock-Based Compensation—The Board of Directors cancelled the Stock Incentive Plan as of June 30, 2005. The Fund accounted for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25.

Had the Fund accounted for the options using the fair value method under SFAS 123, the increase in net assets from operations for the nine months ended September 30, 2005, would have been zero ($0)Federal Income Taxes – The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company (“RIC”) and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. The Fund usually borrows money quarterly to maintain its tax status under the Internal Revenue Code as a RIC. See Note 2 for further discussion of the Fund’s RIC borrowings.

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

The Fund has entered into a consulting agreement (the “Walsh Agreement”) with Walsh Advisors, LLC. The principal of Walsh Advisors is James M. Walsh, a former director of the Fund. Pursuant to the Walsh Agreement, Walsh Advisors serves as a financial advisor to the Fund in connection with the future growth of the Fund. For the services provided under the Walsh Agreement, the Fund has paid or will pay Walsh Advisors a fee of $75,000 for services rendered from the period of July 15, 2006 through October 15, 2006 and a fee of $25,000 monthly thereafter for the remaining term of the Agreement, which is January 15, 2007.

The Board of the Fund, including the independent directors, approved the Walsh Agreement. Among other things, the directors considered, evaluated and determined whether: (a) the Walsh Agreement is in the best interest of the Fund and its stockholders; and (b) the fees for such services are fair and reasonable in light of the usual and customary charges made by others for services of the same nature and quality.

(5)	Management Agreements

The Fund entered into an investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with the Adviser. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis ($675,041 incentive fee in 2005 and $1,653,309 incentive fee in 2006 due to the sales of Champion Window Holdings, Inc., Doane PetCare Enterprises, Inc. and Equicom, Inc.). The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of Moore, Clayton & Co., Inc., an international private equity investment and advisory firm.

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

Prior to entering into the Advisory and Administration Agreements, the Fund was a party to a management agreement with Equus Capital Management Corporation (“ECMC”) that was initially approved by the Fund’s stockholders at a special meeting held on April 9, 1997. Under that agreement, ECMC provided both advisory and administration services. ECMC received a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. Additionally, ECMC received compensation for providing certain investor communication services. The accompanying Statements of Operations include Administrative fees of $337,500 related to such services for the nine months ended September 30, 2006 and $137,500 for the nine months ended September 30, 2005.

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

On October 23, 2006 the Fund announced a managed distribution policy for the Fund to pay quarterly dividends at an annual rate of a minimum of $0.50 per share annually. In accordance with the new policy, the Fund also announced the declaration of a $0.125 dividend payable on December 7, 2006, to shareholders of record as of the close of business on November 7, 2006 (see Subsequent Events for further discussion).

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,925 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006, in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006. The Fund declared no dividends during the nine months ended September 30, 2005. On January 16, 2005, the Fund paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share for a dividend that had been declared in 2004.

(8)	Portfolio Securities

During the nine months ended September 30, 2006, the Fund invested $327,560 in one new company and made follow-on investments of $8,845,494 in eight follow-on investments , including $520,760 in the form of interest and dividends paid in kind or original issue discount/premium amortization. In addition, the Fund realized a net capital gain of

$18,129,416 (significant transactions include the sale of Champion which generated a capital gain of $26,846,269 while the Equicom sale resulted in a capital loss of $10,334,254) during the nine months ended September 30, 2006.

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

On October 5, 2006, the Fund sold U.S. Treasury bills for $40,000,000 and repaid the margin loan.

On October 2, 2006, the Fund sold all 4,192,650 shares of its PalletOne preferred stock for $4,192,650.

On October 11, 2006, the Fund received a final preferred stock cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at September 30, 2006.

On October 16, 2006, the Fund received an escrow payment of $108,995 for a tax refund due to the former shareholders of Champion Window Holdings, Inc.

On October 23, 2006, the Fund announced the approval of a managed distribution policy for the Fund to pay quarterly dividends to shareholders at a minimum annual rate of $0.50 per share. In accordance with the new policy the Fund has announced the declaration of a $0.125 dividend payable for the fourth quarter of 2006 to shareholders of record as of November 7, 2006, and payable on December 7, 2006. The dividend will be payable in shares of common stock or in cash by specific election. Such election must be made by November 28, 2006. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006, since any purchase or sale of a portfolio company during the remainder of the year would affect the classification.

For the period from October 1 through November 13, 2006, the Fund has received approximately $700,000 in principal and interest on our promissory note with Cedar Lodge Holdings, Inc., based on condominium sales activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund made one new investment other than follow-on investments during the nine months ended September 30, 2006 and made no new investments other than follow-on investments during the nine months ended September 30, 2005.

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

The Fund has distributed to its stockholders any net taxable investment income or realized capital gains on an annual basis. On February 2, 2006, a dividend was announced of $2.50 per share to shareholders of record on February 13, 2006. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006, since any purchase or sale of a portfolio company during the remainder of the year would affect the classification. The Fund did not declare a dividend for the nine months ended September 30, 2005. (See Subsequent Events concerning the announcement of a new managed distribution policy and the declaration of a fourth quarter dividend.)

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

Significant Accounting Policies

Valuation of Investments—The valuation of portfolio companies is the most significant area of judgment impacting the financial statements. Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States of America and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below:

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

Liquidity and Capital Resources

As of September 30, 2006, the Fund had cash and unrestricted temporary investments of $41,233,255. The Fund had $52,377,253 of its total assets of $135,423,862 invested in portfolio securities. Restricted assets totaled $40,366,664, of which $39,966,994 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $399,670 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on October 5, 2006.

On August 31, 2006, the Fund received a $2,998,277 cash payment for the sale of Equicom, Inc.

On April 25, 2006, the Fund received a $1,981,156 cash payment from the Strategic Holdings, Inc. escrow account. The amount was split with $1,897,333 relating to the escrow receivable and $83,823 relating to interest on the escrow account.

On March 22, 2006, the Fund funded the cash election portion of its $2.50 dividend payable for $12,975,925 to shareholders of record as of February 13, 2006.

On February 21, 2006, the Fund acquired 4,000 shares of common stock, and an 18%—19.8% promissory note for $400,000 and, $7,643,513, respectively. The acquisition was accomplished through the formation of Cedar Lodge Holdings, Inc. and relates to the conversion of apartments in Baton Rouge, Louisiana, to condominiums.

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,925 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006 in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006. A net investment income dividend of $0.57 per share was declared for 2004, or $3,560,205. The Fund paid $1,589,160 in cash and issued 260,719 additional shares of common stock at $7.56 per share on January 16, 2005.

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

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in and the estimated fair value of the portfolio company could be reduced. As of September 30, 2006, the Fund has made a commitment to invest up to an additional $10,772,440, in RP&C in the healthcare sector of its portfolio. This represents the Fund’s only commitment as of September 30, 2006.

Net cash provided by (used in) operating activities was $38,542,109 and ($15,703,794) for the nine months ended September 30, 2006 and 2005, respectively. Approximately $21.9 million in estimated value of the Fund’s investments are in the form of notes receivable from portfolio companies. However, only three of the portfolio companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $10,865,417 in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the nine months ended September 30, 2006 and 2005, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment income (loss) after all expenses was $166,955 and $422,638 for the three months ended September 30, 2006 and 2005, respectively. Net investment income (loss) after all expenses amounted to $777,669 and ($2,206,276) for the nine months ended September 30, 2006 and 2005, respectively. Total income from portfolio securities was $932,565 and $492,220 for the three months ended September 30, 2006 and 2005, respectively. Total income from portfolio securities was $2,783,114 for the nine months ended September 30, 2006 and $1,455,729 for the comparable period in 2005. The net investment income generated at September 30, 2006 compared net investment losses in 2005, is due primarily to the income generated from the Fund’s two real estate portfolio companies, Creekstone Florida Holdings, LLC and Cedar Lodge Holdings, Inc., amounting to $496,140 and $771,365, respectively, while the two real estate companies did not exist in 2005.

Interest from temporary cash investments increased from $125,070 to $448,123 and from $297,477 to $1,209,058 for the three and nine months ended September 30, 2005 and 2006, respectively. This increase is primarily due to the increase in cash generated from the sale of Champion. The cash in temporary investments (excluding the margin account) increased from $25.6 million to $41.2 million for the nine months ended September 30, 2006. The remaining difference is due to higher interest rate returns on investments in September 2006 compared to September 2005, which was approximately 4% and 2%, respectively.

With the change in adviser and discontinuation of the stock option plan, a new incentive fee was initiated on June 30, 2005. The incentive fees is calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The proceeds of any sale are compared to the fair market valuation of the Fund’s portfolio companies at March 31, 2005. The estimated expenses for incentive fees for the nine months ended September 30, 2006, are $1,653,309. The estimated incentive fee expenses for the three months ended September 30, 2006 are $267,772 due primarily to the reduction in unrealized losses at ConGlobal. The calculation for both periods is based primarily on the net realized capital gains generated by the sales of Champion, Doane and Equicom. No incentive fee was incurred at September 30, 2005.

Director fees and expenses increased by $26,924 and $50,983 for the nine months and three months ended September 30, 2006 and 2005, respectively, due primarily to having one full board meeting in the third quarter of 2005 compared to two full board meetings in the third quarter of 2006. There were no independent directors meetings in quarter three of 2005 and three in quarter three of 2006. The additional board meetings conducted in quarter three 2006 compared to 2005 more than offset the expenses incurred for the large number of Strategic Alternative Meetings and Special Committee Meetings in 2005 which were related to entering into the new management agreement with Moore, Clayton & Co., Inc.

Professional fees increased by $152,352 and $168,469 for the three and nine months ended September 30, 2006 and 2005. These third quarter increases are due primarily to consulting fees incurred in connection with the future growth of the Fund. These fees are approximately $248,000 and were offset by a decrease in ongoing professional fees.

Administrative fees increased by $200,000 and $0 for the nine months and three months ended September 30, 2006 and 2005, respectively, due primarily to the change in Administrator on June 30, 2005 from ECMC to ECAC. The former administrator, ECMC, received compensation for providing certain investor communication services. The fee paid was $12,500 per quarter for such services. Under the new plan, the Fund reimburses the Administrator for the costs and expenses incurred by the Administrator, ECAC, in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The new administrator receives $112,500 per quarter; therefore, the administrator expense through September 2006, is $337,500.

Interest expense increased by $18,353 and $30,663 for the nine months and three months ended September 30, 2006 and 2005, respectively. The increase for the nine months and three month of of 2006 was due primarily to making an additional treasury bill purchase for the investment in RP&C, which significantly increased the number of days the treasury bills were outstanding in 2006 compared to 2005.

Prior to June 30, 2005, certain options issued by the Fund were accounted for using variable plan accounting. Such accounting resulted in non-cash compensation expense (benefit) of $0 and $552,760 during the nine months ended September 30, 2006 and 2005, respectively. The change is due to the fluctuation in the Fund’s closing stock market price from the beginning of the year to the price at the end of June in relation to the exercise price of the stock options. In 2005, the market price increased from a January 1, 2005 market price of $7.71 to an ending market price at June 30, 2005 (option plan was cancelled on June 30, 2005) of $8.09. At March 31, 2005 the market price was $8.09 compared to an ending June 30, 2005 market price of $8.09; therefore, the $283,259 is related to the difference between the option exercise price and market price.

Franchise taxes for both the three and nine month periods were decreased due to a $62,069 Texas State Franchise Tax refund as a result of a reduction in the amount of income generated in Texas. The reduction was due primarily to Champion Window not issuing a $3.5 million dividend as they had in the previous two years.

The Fund agreed to reimburse the Administrator certain one-time costs and expenses (“Special Administrative Fee”) associated with the change in administrators upon receiving approval from the Fund’s shareholders. The Special Administrative Fee, in the amount of $535,000 was expensed as of June 30, 2005. There has been no Special Administrative Fee in 2006 and none is anticipated.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2006, the Fund realized net capital gains of $18,129,416. The Fund sold its 1,410,000 shares of common stock and 10,000 warrants of Champion Window Holdings, Inc. for $28,331,141, realizing a capital gain of $26,846,269. The Fund sold a portion of its escrow ownership in Alenco Window Holdings, LLC, for $428,185, realizing a capital gain of $428,185. The Fund sold a portion of its escrow ownership in Doane PetCare Enterprises, Inc. for $927,541, realizing a capital gain of $927, 541. The Fund sold its entire interest in Equicom, Inc., which included common stock, preferred stock and promissory notes realizing a capital loss of ($10,334,254) The Fund increased the value of the escrow account of Strategic Holdings, Inc. for a capital gain of $190,000. In addition, the Fund had other capital gains of $44,955 and realized a short-term capital gain of $26,720 on U.S. Treasury Bills.

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

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $3,936,625 during the nine months ended September 30, 2006, from a net unrealized appreciation of $14,043,262 to a net unrealized appreciation of $10,106,637. Such increase in depreciation resulted primarily from the transfer of $26,640,341 in net unrealized appreciation to net realized appreciation for Champion Window Holdings, Inc. which was partially offset by the transfer of $10,334,254 in net unrealized depreciation to net realized depreciation. The increase in depreciation was also increased by the transfer of $428,185 and $927,542 in net unrealized appreciation to net realized appreciation for Alenco Window Holdings, LLC and Doane PetCare Enterprises, Inc., escrow accounts, respectively. The Fund had additional decreases in unrealized depreciation which resulted from increases in the estimated fair value of seven of its portfolio companies aggregating $13,765,502 which is primarily comprised of PalletOne, Inc. and The Drilltec Corporation due to improved operating performances at both companies. The Fund had additional increases in unrealized depreciation which resulted from decreases in the estimated fair value of one of the portfolio companies amounting to $40, 313. Net unrealized appreciation on investments increased by $14,533,187 during the nine months ended September 30, 2005, from a net unrealized depreciation of ($4,573,310) to a net unrealized appreciation of $9,959,877. The increase in appreciation resulted from increases in the estimated fair values of six of our portfolio companies aggregating $20,262,463, of which Champion Window Holdings, Inc. accounted for $11,000,000 and Doane PetCare Enterprises, Inc. (“Doane”) accounted for $6,462,463. The Doane increase is due to a completed sales transaction with Ontario Teachers’ Pension Fund. The Fund had decreases in the estimated fair values of eight of our portfolio companies aggregating ($3,839,135), with ConGlobal Industries, Inc. accounting for ($1,395,702), Equicom, Inc. ($954,098) and Sternhill Partners I, LP ($555,406). The Fund also transferred ($1,890,142) in unrealized appreciation to realized capital gains from the sale of all its common stock of ENG.

Dividends

On October 23, 2006 the Fund announced a managed distribution policy for the Fund to pay quarterly dividends at an annual rate of a minimum of $0.50 per share annually. In accordance with the new policy, the Fund also announced the declaration of a $0.125 dividend payable on December 7, 2006, to shareholders of record as of the close of business on November 7, 2006 (see Subsequent Events for further discussion).

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,925 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006, in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006, since any purchase or sale of a portfolio company during the remainder of the year would affect the classification. The Fund declared no dividends during the nine months ended September 30, 2005. On January 16, 2005, the Fund paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share for a dividend that had been declared in 2004.

Portfolio Investments

During the nine months ended September 30, 2006, the Fund invested $9,173,054 in one new company (RP&C) and eight follow-on investments in eight companies, including $520,760 in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes.

For the nine months ended September 30, 2006, the Fund received an additional 1,725 shares amounting to $172,500 of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends. In addition, Sovereign elected to convert $91,394 of accrued interest into the balance of the 15% promissory notes due to us.

On September 22, 2006, the Fund made its first investment in RP&C International Investments LLC for $327,560. This investment followed an August 4, 2006 commitment where, Equus subscribed to acquire an interest in RP&C International Investments LLC (“RP&C”). RP&C is a fund that invests in nursing and residential care homes in Europe and the subscription commitment obligates Equus to invest up to $11.1 million in RP&C.

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

During the nine months ended September 30, 2006, Equicom, Inc., elected to convert $68,539 of accrued interest into the balance of the 10% promissory note due to the Fund prior to the sale of Equicom on August 31, 2006.

For the nine months ended September 30, 2006, the Fund recorded $156,234 as amortization of original issue discount on the Fund’s non-interest bearing note receivable from ConGlobal Industries, Inc.

For the nine months ended September 30, 2006, the Fund recorded $60,275 and $70,216 as amortization of premium related to the purchase of interest bearing promissory notes at Cedar Lodge Holdings, Inc. and Creekstone Florida Holdings, LLC.s, Inc., respectively.

On February 21, 2006, the Fund made a $8,011,328 follow-on investment to Cedar Lodge Holdings, Inc. The investment included $400,000 for 4,000 shares of $100/share common stock and $7,611,328 for an 18% promissory note.

In January, 2006, the Fund invested an additional $13,407 in Champion Window Holdings, Inc., for legal fees relating to the sale of Champion.

Subsequent Events

On October 5, 2006, the Fund sold U.S. Treasury bills for $40,000,000 and repaid the margin loan.

On October 2, 2006, the Fund sold all 4,192,650 shares of its PalletOne preferred stock for $4,192,650.

On October 11, 2006, the Fund received a cash dividend payment from PalletOne, Inc. for $104,816. This amount was included in dividends receivable at September 30, 2006.

On October 23, 2006, the Fund announced the approval of a managed distribution policy for the Fund to pay quarterly dividends to shareholders at a minimum annual rate of $0.50 per share. In accordance with the new policy the Fund has announced the declaration of a $0.125 dividend payable for the fourth quarter of 2006 to shareholders of record as of November 7, 2006, and payable on December 7, 2006. The dividend will be payable in shares of common stock or in cash by specific election. Such election must be made by November 28, 2006. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2006, since any purchase or sale of a portfolio company during the remainder of the year would affect the classification.

On October 16, 2006, the Fund received an escrow payment of $108,995 for a tax refund due to the former shareholders of Champion Window Holdings, Inc.

For the period from October 1 through November 13, 2006, the Fund has received approximately $700,000 in principal and interest on our promissory note with Cedar Lodge Holdings, Inc., based on condominium sales activity.

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

Borrowings under the lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under the Fund’s lines of credit for the nine months ended September 30, 2006 and 2005, respectively, of approximately $0 and $0 a change of one percent in the interest rate would have caused a change in interest expense of approximately $0. This change would have resulted in no change in the net asset value per share at September 30, 2006 and 2005, respectively. On July 28, 2005 the Fund formally terminated its revolving line of credit loan with The Frost National Bank due to its present cash position and projected ongoing cash requirements, which made it unlikely that the existing line would be utilized in the foreseeable future. There were no borrowings outstanding during the nine months ended September 30, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Fund’s liquidity and capital resources.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Business Products and Services includes three portfolio companies and was 20.0% of the net asset value and 35.5% of the Fund’s investments in portfolio company securities (at fair value) at September 30, 2006. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

EQUUS II INCORPORATED

Date: November 14, 2006	/s/ Anthony R. Moore
Anthony R. Moore Chief Financial Officer