Form 10-K
period 2006-12-31
EQUUS TOTAL RETURN, INC.
filed 2007-03-30
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-19509

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2727 Allen Parkway, 13th Floor, Houston, Texas	77019
(Address of principal executive offices)	(Zip Code)

(713) 529-0900

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $54,005,534 computed on the basis of $8.72 per share, closing price of the common stock on the New York Stock Exchange on March 27, 2007. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 8,164,249 shares of the registrant’s common stock, $.001 par value, outstanding as of March 30, 2007. The net asset value of a share as of December 31, 2006 was $11.42.

Portions of the Proxy Statement (to be filed) for the 2007 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

PART I

Item 1.	Business

Equus Total Return, Inc. (the “Fund”), formerly Equus II Incorporated, is a business development company that provides comprehensive financing solutions for companies in industries that it believes will benefit from significant social and demographic trends. The Fund’s registered investment adviser, Moore, Clayton Capital Advisors, Inc. or the Adviser, manages its portfolio and provides access to investment opportunities throughout the United States and internationally. The Adviser is a wholly owned subsidiary of Moore, Clayton & Co., Inc., or MCC, an international investment advisory firm that holds 18% of the Fund’s common stock as of December 31, 2006.

The Fund’s investment objective is to generate current investment income and long-term capital gains by investing in the debt and equity securities of small capitalization companies, which it defines as companies with a total enterprise value of between $15 million and $75 million. The Adviser has indicated that it generally intends to invest its assets in sectors that are, and which it believes will continue to be, driven by significant social and demographic trends, including an aging population, increased leisure time, the globalization of business and widespread concern about the environment and increasingly scarce energy resources. As its investment adviser, the Adviser intends to implement a total return-oriented investment strategy, which will include investments in a broad mix of equity and debt securities. Reflecting its change to a total return investment strategy, the Fund expects that its investments in debt and equity securities will generate both current income and capital gains and will enable it to adopt and maintain a consistent dividend policy.

The Fund believes its investment opportunities and, consequently, its returns, are limited currently by the relatively small size of it portfolio and investments. The Fund’s current portfolio size limits it to relatively modest investments (averaging less than $5 million through December 31, 2007).

The Fund is a closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In order to remain a business development company it must meet certain specified requirements under the 1940 Act, including investing at least 70% of its assets in eligible portfolio companies and limiting the amount of leverage it incurs. The Fund is also a regulated investment company, or RIC, under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the Code. As such, it is not required to pay corporate-level income tax on the Fund’s investment income. The Fund intends to maintain its RIC status, which will require that it qualify annually as a RIC by meeting certain specified requirements. For a discussion of these requirements necessary to maintain its status as a business development company and as a RIC, please see “Regulation as a Business Development Company – General” and “Certain U.S. Federal Income Tax Considerations – Taxation as a Regulated Investment Company,” respectively.

The Adviser and Equus Capital Administration Company, Inc., or the Administrator, and their respective officers and directors and the officers of the Fund are collectively referred to herein as “Management.” The Fund’s principal office is located at 2727 Allen Parkway, 13th Floor, Houston, Texas, 77019, and the telephone number is (713) 529-0900. The Fund’s corporate website is located at www.equuscap.com. The Fund makes available free of charge on its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). The Fund’s shares are traded on The New York Stock Exchange under the ticker symbol “EQS”.

The Adviser and MCC

The Fund intends to build on the success it has had since its founding through its investment advisory relationship with the Adviser. The Adviser was formed by MCC for the purpose of managing the Fund and assumed responsibility as its investment adviser on June 30, 2005. The Adviser includes a mix of investment professionals from MCC and professionals retained from Equus Capital Management Corporation, or ECMC, its previous investment adviser. Among the Adviser’s eight dedicated investment professionals is Sam P. Douglass, its founder and the former chairman of ECMC. When the Adviser assumed its role as its investment adviser, it also acquired the investment management infrastructure of ECMC, which facilitated the transition between investment advisers, provided continuity in its relationships with portfolio companies and maintained its market presence.

The Fund’s board of directors selected the Adviser as its investment adviser in part to obtain access to the potential deal flow that it believes MCC can generate from its network of industry contacts. MCC is an international financial advisory firm established in 1999. MCC has offices in London, New York and Salt Lake City as well as Los Angeles, San Francisco, and Johannesburg, with its largest office located in London. MCC advises clients in structuring financial transactions which often involve investments in, and acquisitions of, growth-oriented companies. In particular,

MCC seeks to capitalize on investment opportunities presented by current and anticipated demographic trends worldwide. MCC currently advises a variety of companies worldwide, providing them with introductions and commercial opportunities through a global network of professionals, financial intermediaries and business executives. MCC advises its clients on certain transactional and strategic alternatives, including joint ventures, mergers and acquisitions, divestitures, privatizations, restructurings and recapitalizations.

The principal stockholders of MCC are Anthony R. Moore, the Fund’s Chairman and Chief Executive Officer, and Sharon Clayton. MCC also has a twelve-member advisory board consisting of senior executives with extensive operating and financial experience in MCC’s target industries. As of December 31, 2006, these executives were complemented by approximately 50 other employees and professional contract personnel. The Fund believes that the Adviser and, indirectly, the Fund, benefit from access to MCC’s extensive network of professionals, contacts and commercial opportunities.

In August 2006, the shareholders of MCC entered into an acquisition agreement with IFEX Innovation Finance & Equity Exchange NV, a Dutch corporation (naamloze vennootschap) listed on the Frankfurt Stock Exchange. IFEX is a European corporate finance company that provides financing solutions for small-to-medium-sized companies. Under this agreement, IFEX agreed to acquire all of the outstanding ordinary shares of MCC in exchange for 375 million newly issued ordinary shares of IFEX. MCC expects this acquisition to be completed before April 16, 2007, after which shareholders of MCC will hold, collectively, 83% of the outstanding ordinary shares of IFEX. Following the closing of this acquisition, IFEX will change its name to MCC Global NV, and MCC will be a wholly owned subsidiary of MCC Global listed on the Frankfurt Stock Exchange.

The Fund’s Investment Objective

The Fund’s investment objective is to maximize the total return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of small capitalization, privately owned companies. The Fund expects the Adviser to focus its investments in industries that are, and that it believes will continue to be, driven by significant social and demographic trends, including an aging population, increased leisure time, the globalization of business and widespread concern about the environment and increasingly scarce energy resources. Accordingly, the Fund expects to invest in businesses such as medical technology and services directed toward an aging population, real estate developments positioned to benefit from an increase in the number of retirees, leisure time and family entertainment industries and subsets of the energy sector developing renewable and proven alternative sources of energy. In implementing the Fund’s investment strategy, it is expected to increase its investments in international growth opportunities, which may include selected international investments in Europe, and Asia, including China.

Investment Strategy

As described under “—The Fund’s Investment Objective” above, the Fund has adopted a total return investment objective and the Adviser is now implementing an investment strategy consistent with this objective. The total return style combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, the Fund is a “growth-at-reasonable-price” investor. As such, it invests primarily in privately owned companies and will consider a wide range of potential growth investments in this market. The Fund’s primary aim is to identify and acquire only those equity securities that meet its criteria for selling at reasonable prices. With respect to income investments, the Adviser seeks to purchase debt instruments that it expects to generate consistent interest income for the Fund as well as long-term capital appreciation through the exercise and sale of warrants received in connection with such debt financing.

The Fund usually negotiates its investments in portfolio company securities directly with the owner or issuer of the securities acquired. The Fund attempts to reduce certain risks inherent in private equity-oriented investments by investing in a portfolio of companies involved in a variety different industries. However, it expects that such companies and industries will benefit from the significant demographic and social trends previously discussed. Under its original investment strategy, the Fund invested in the following industries: business products and services, industrial products and services, shipping products and services, and consumer goods and services. Under its new strategy, the Fund expects to invest in businesses such as medical technology and services directed toward an aging population, real estate developments positioned to benefit from an increase in the number of retirees, leisure time and family entertainment industries and subsets of the energy sector developing renewable and proven alternative sources of energy.

The Fund limits its initial investment in any portfolio company to no more than 15% of the Fund’s net assets at the date of initial investment. However, its investment in a particular portfolio company may exceed this limitation due to follow-on investments or increases in the fair value of such investments.

The Fund seeks to invest in a portfolio company with co-investors. Other investment participants may include management of the portfolio company, other business development companies, small business investment companies, other institutional or individual investors or venture capital groups. In connection with its equity investments, the Fund and its co-investors typically comprise a controlling or substantial interest in the portfolio companies.

Investment Criteria

Consistent with its investment objective and strategy, Management evaluates prospective investments based upon the criteria set forth below. The Fund notes that Management may modify some or all of these criteria from time to time.

•

Competent management. The Fund generally requires that its companies have an experienced management team and seek to design compensation arrangements that align the interests of the portfolio company’s management with those of the Fund.

•

Substantial target market. The Fund focuses on companies whose products or services have favorable growth potential. It looks for companies with strong competitive positions in their respective markets.

•

History or expectation of profitability. The Fund looks for companies that either have been profitable historically or have a reasonable expectation that they can become profitable as a result of the proposed investment.

•

Substantial equity and management participation. The Fund looks for companies that will permit it and its co-investors to take a substantial investment position in the company and to have representation on the board of directors of the company.

•	Plausible exit and potential for appreciation. The Fund expects to dispose of its portfolio securities through public rights offerings or negotiated private sales.

Investment Operations

The investment operations of the Fund consist principally of the following basic activities:

Investment Selection. The Fund expects that many of its investment opportunities will come from Management, other private equity investors, members of the board of directors, direct approaches from prospective portfolio companies as well as from referrals from banks, lawyers, accountants and members of the financial community. It supplements these sources through access to the relationships and network of MCC. Subject to the approval of its board of directors, the Fund may compensate certain referrals with finder’s fees to the extent permissible under applicable law and consistent with industry practice.

Due Diligence. Once a potential investment is identified, Management undertakes a due diligence review using publicly available information and information provided by the prospective portfolio companies. Management may also seek input from consultants, investment bankers and other knowledgeable sources. The due diligence review will typically include, but is not limited to:

•	Review of historical and prospective financial information including audits and budgets;

•	On-site visits;

•	Review of business plans and an analysis of the consistency of operations with those plans;

•	Interviews with management, employees, customers and vendors of the potential portfolio company;

•	Review of existing loan documents, if any;

•	Background checks on members of management; and

•	Research relating to the company, its management, industry, markets, products and services and competitors.

Structuring Investments. The Fund typically negotiates investments in private transactions directly with the owner or issuer of the securities acquired. The Adviser structures the terms of a proposed investment, including the purchase price, the type of security to be purchased and the future involvement of the Fund in the portfolio company’s business. The Adviser seeks to structure the terms of the investment to provide for the capital needs of the portfolio company while maximizing the Fund’s opportunities for current income and capital appreciation.

Providing Management Assistance and Monitoring of Investments. Successful private equity investments typically require active monitoring of, and significant participation in, major business decisions of portfolio companies. In many cases, officers of the Fund serve as members of the boards of directors of portfolio companies. Such management assistance is required of a business development company under the 1940 Act. The Fund seeks to provide guidance and management assistance with respect to such matters as capital structure, budgets, profit goals, diversification strategy, financing requirements, management additions or replacements and development of a public or private market for the securities of the portfolio company. In connection with their service as directors of portfolio companies, officers and directors of the Fund may receive and retain directors’ fees or reimbursement for expenses incurred, and may participate in incentive stock option plans for non-employee directors, if any. When necessary and as requested by any portfolio company, the Adviser, on behalf of the Fund, may also assign staff professionals with financial or management expertise to assist portfolio company management on specific problems.

Follow-On Investments

Following its initial investment in a portfolio company, the company may request that the Fund make follow-on investments in the company. Follow-on investments may be made to exercise warrants or other preferential rights granted to the Fund or otherwise to increase its position in a successful or promising portfolio company. The portfolio company also may request that the Fund provide additional equity or loans needed to fully implement its business plans to develop a new line of business or to recover from unexpected business problems. The Fund may make follow-on investments in portfolio companies from cash on hand or borrow all or a portion of the funds required. If the Fund is unable to make follow-on investments due to lack of available capital, the portfolio company in need of the investment may be negatively impacted and the Fund’s equity interest in the portfolio company may be reduced.

Disposition of Investments

The method and timing of the disposition of the Fund’s investments in portfolio companies is critical to its ability to realize capital gains and minimize capital losses. The Fund may dispose of its portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public rights offerings, public sales and negotiated private sales, either to the portfolio company itself or to other investors. In addition, the Fund may distribute its portfolio securities in-kind to its stockholders. In structuring its investments, the Fund endeavors to reach an understanding with the management of the prospective portfolio company as to the appropriate method and timing of the disposition of the investment. In some cases, the Fund seeks registration rights for its portfolio securities at the time of investment which typically provide that the portfolio company will bear the cost of registration. To the extent not paid by the portfolio company, the Fund typically bears the costs of disposing of its portfolio investments.

Current Portfolio Companies

For a description of the Fund’s current portfolio company investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Portfolio Investments.”

Valuation

On at least a quarterly basis, the Adviser values the Fund’s portfolio investments. These valuations are subject to the approval and adoption of the board of directors. Valuations of the Fund’s portfolio securities at “fair value” are performed in accordance with GAAP and the financial reporting policies of the SEC.

The fair value of investments for which no market exists (including most of the Fund’s investments) is determined through procedures established in good faith by the Fund’s board of directors. As a general principle, the current “fair value” of an investment is the amount the Fund might reasonably expect to receive upon its sale in an orderly manner. There are a range of values that are reasonable for such investments at any particular time.

Generally, cost is the primary factor used to determine fair value until a significant development affecting the portfolio company (such as updated financial results or a change in general market conditions) provides a basis for an adjustment to the valuation. The Fund bases adjustments upon such factors as the portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the Fund may base a portfolio company’s fair value upon the company’s estimated liquidation value. Fair valuations are necessarily subjective, and the Adviser’s estimate of fair value may differ materially from amounts actually received upon the disposition of its portfolio securities. Also, any failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in a significant and rapid change in its value.

The Fund may also use, when available, third-party transactions in a portfolio company’s securities as the basis for its valuation. The Fund uses this method only with respect to completed transactions or firm offers made by sophisticated, independent investors.

To the extent that market quotations are readily available for its investments and such investments are freely transferable, the Fund values them at the closing market price on the date of valuation. For securities which are of the same class as a class of public securities but are restricted from free trading (such as Rule 144 stock), the Fund establishes its valuation by discounting the closing market price to reflect the estimated impact of illiquidity caused by such restriction. The Fund determines the fair values of its debt securities, which are generally held to maturity, on the basis of the terms of such debt securities and the financial condition of the issuer. The Fund generally values certificates of deposit at their face value, plus interest accrued to the date of valuation.

The Fund’s board of directors reviews the valuation policies on a quarterly basis to determine their appropriateness and reserves the right to hire independent valuation firms to review the Adviser’s valuation methodology or to conduct an independent valuation.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. The Fund’s weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Competition

The Fund competes with a large number of public and private equity and mezzanine funds and other financing sources, including traditional financial services companies such as finance companies and commercial banks. Many of its competitors are substantially larger and have considerably greater financial, technical and marketing resources than it does. The Fund’s competitors may have a lower cost of funds and many have access to funding sources that are not available to it. In addition, certain of its competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. In addition, many of the Fund’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on it as a business development company.

There is no assurance that the competitive pressures the Fund faces will not have a material adverse effect on its business, financial condition and results of operations. In addition, because of this competition, the Fund may be foreclosed from taking advantage of attractive investment opportunities and may not be able to identify and make investments that satisfy its investment objectives or meet its investment goals.

Properties

The Fund’s principal executive offices are located at 2727 Allen Parkway, 13th Floor, Houston, Texas 77019. The Fund believes that its office facilities are suitable and adequate for its operations as currently conducted and contemplated.

Legal Proceedings

Neither the Fund nor the Adviser is currently subject to any material legal proceedings.

Business Development Company Requirements

Qualifying Assets. As a business development company, the Fund may not acquire any asset other than qualifying assets, as defined by the 1940 Act, unless, at the time the acquisition is made the value of its qualifying assets represent at least 70% of the value of its total assets. The principal categories of qualifying assets relevant to the Fund’s business are the following:

•

securities purchased in transactions not involving any public offering from an issuer that is an eligible portfolio company. An eligible portfolio company is any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly-owned by the business development company, and (c) either (i) (A) does not have any class of securities with respect to which a broker or dealer may extend margin credit, (B) is controlled by the business development company either singly or as part of a group and an affiliated person of the business development company is a member of the issuer’s board of directors, or (C) has total assets of not more than $4 million and capital and surplus of at least $2 million, or (ii) does not have any class of securities listed on a national securities exchange. Qualifying assets may also include follow-on investments in a company that was a particular type of eligible portfolio company at the time of the business development company’s initial investment, but subsequently did not meet the definition;

•	securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

The Fund may not change the nature of its business so as to cease to be, or withdraw its election as, a business development company unless authorized by vote of the holders of the majority of its outstanding voting securities, as defined in the 1940 Act.

To include certain securities above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance, such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. The Fund offers to provide significant managerial assistance to each of its portfolio companies.

Temporary Investments. Pending investment in portfolio companies, the Fund invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, “Temporary Investments”). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody’s Investor Services, Inc. or Standard & Poor’s Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether the Fund has 70% of its total assets invested in qualifying assets or in qualified Temporary Investments for purposes of the business development company provisions of the 1940 Act.

As of December 31, 2006, the Fund had $51,499,088 or approximately 55% of its net assets in Temporary Investments and cash.

Leverage. The Fund is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock senior to the common stock if its asset coverage, as defined in the 1940 Act, is at least 200% after the issuance of the debt or the senior stockholders’ interests. In addition, provisions must be made to prohibit any distribution to common stockholders or the repurchase of any shares unless the asset coverage ratio is at least 200% at the time of the distribution or repurchase.

Fund Share Sales Below Net Asset Value. The Fund generally may sell its common stock at a price that is below the prevailing net asset value per share only upon the approval of the policy by stockholders holding a majority of its issued shares, including a majority of shares held by nonaffiliated stockholders. The Fund may, in accordance with certain conditions established by the SEC, sell shares below net asset value in connection with the distribution of rights to all of its stockholders. The Fund may also issue shares at less than net asset value in payment of dividends to existing stockholders.

No Redemption Rights. Since the Fund is a closed-end business development company, its stockholders have no right to present their shares to the Fund for redemption. Recognizing the possibility that its shares might trade at a discount, the Fund’s board of directors has determined that it would be in the best interest of its stockholders for the Fund to be authorized to attempt to reduce or eliminate a market value discount from net asset value. Accordingly, from time to time the Fund may, but is not required to, repurchase its shares (including by means of tender offers) to attempt to reduce or eliminate any discount or to increase the net asset value of its shares.

Affiliated Transactions. Many of the transactions involving the Fund and its affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the independent directors and a majority of the independent directors having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of the Fund, including the Adviser and the Administrator, require the prior approval of the SEC.

Regulated Investment Company Tax Status

The Fund operates to qualify as a regulated investment company under Subchapter M of the Code. If the Fund qualifies as a regulated investment company and annually distribute to its stockholders in a timely manner at least 90% of its investment company taxable income, the Fund will not be subject to federal income tax on the portion of its taxable income and capital gains the Fund distributes to its stockholders. Taxable income generally differs from net income as defined by accounting principles generally accepted in the United States of America due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

Generally, in order to maintain its status as a regulated investment company, the Fund must (i) continue to qualify as a business development company; (ii) distribute to its stockholders in a timely manner at least 90% of its investment company taxable income, as defined by the Code; (iii) derive in each taxable year at least 90% of its gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to its business of investing in such stock or securities as defined by the Code; and (iv) meet investment diversification requirements. The diversification requirements generally require us at the end of each quarter of the taxable year to have (a) at least 50% of the value of its assets consist of cash, cash items, government securities, securities of other regulated investment companies and other securities if such other securities of any one issuer do not represent more than 5% of its assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the value of its assets invested in the securities of one issuer (other than U.S. government securities and securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

In addition, with respect to each calendar year, if the Fund distributes or have treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of its net capital gain income for each one-year period ending on October 31, and distribute 98% of its investment company net ordinary income for such calendar year (as well as any ordinary income not distributed in prior years), the Fund will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of regulated investment companies.

If the Fund fails to satisfy the 90% distribution requirement or otherwise fail to qualify as a regulated investment company in any taxable year, it will be subject to tax in such year on all of its taxable income, regardless of whether the Fund makes any distribution to its stockholders. In addition, in that case, all of the Fund’s distributions to its stockholders will be characterized as ordinary income (to the extent of its current and accumulated earnings and profits). The Fund has distributed and currently intends to distribute sufficient dividends to eliminate its investment company taxable income.

Advisory and Administration Fees

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

The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation, paid on an annual basis. The Fund is responsible for the costs and expenses of the Fund’s business, operations, and investments. These costs and expenses, include among other items:

•	Administration fees and expenses payable under the Administration Agreement;

•	Costs of proxy solicitation and meetings of stockholders and the Board;

•	Charges and expenses of the Fund’s custodian, administrator, and transfer and dividend disbursing agent;

•	Compensation and expenses of the Fund’s independent directors;

•	Legal and auditing fees and expenses; and

•	Subject to Board approval, certain other reasonable costs and expenses directly allocable and identifiable to the Fund or its business or investments.

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

The Administrator. The Administrator manages the Fund’s administrative and business operations pursuant to an Administration Agreement. The Administrator provides the Fund, at the Administrator’s expense, with office space, facilities, equipment and personnel necessary for the conduct of its business. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Custodian

The Fund acts as the custodian of its securities to the extent permitted under the 1940 Act and are subject to the restrictions imposed on self-custodians by the 1940 Act and the rules and regulations thereunder. The Fund has entered into an agreement with Frost National Bank with respect to the safekeeping of its securities. The principal business office of the custodian is 100 West Houston, San Antonio, Texas 78205.

Transfer and Disbursing Agent

The Fund employs American Stock Transfer & Trust Company as its transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of the Fund’s transfer agent is 59 Maiden Lane, Plaza Level, New York, NY 10007.

Certifications

In July 2006, the Fund submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of the Fund’s Chief Executive Officer. In addition, certifications by the Fund’s Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are “forward-looking statements” within the meaning of the federal securities laws, involve a number of risks and uncertainties, and are based on the beliefs and assumptions of management, based on information currently available to management. Actual results may differ materially. In some cases, readers can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “objective,” “plan,” “intend,” “anticipate,” “believe,” “management believes,” “estimate,” “predict,” “project,” “potential,” “forecast,” “continue,” “strategy,” or “position” or the negative of such terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions, or events, future operating results, or the ability to generate sales, income, or cash flow are forward-looking statements.

Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which the Fund operates negatively impacting its financial resources; (ii) certain of the Fund’s competitors have substantially grater financial resources than the Fund reducing the number of suitable investment opportunities offered or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of the Fund’s privately held securities that require a good faith estimate of fair value for which a change in estimate could affect the Fund’s net asset value; (iv) the Fund’s investments in securities of privately held companies may be illiquid which could affect its ability to realize a gain; (v) the Fund’s portfolio companies could default on their loans or provide no returns on its investments which could affect the Fund’s operating results; (vi) the Fund is dependent on external financing to grow its business; (vii) the Fund’s ability to retain key management personnel; (viii) an economic downturn or recession could impair the Fund’s portfolio companies and therefore harm its operating results; (iv) the Fund’s borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect the Fund’s cost of capital and net operating income; (xi) the Fund cannot incur additional indebtedness unless it maintains an asset coverage of at least 200%, which may affect returns to its stockholders; (xii) the Fund may fail to continue to qualify for its pass-through treatment as a regulated investment company which could have an affect on stockholder return; (xiii) the Fund’s common stock price may be volatile; and (xiv) general business and economic conditions and other risk factors described in its reports filed from time to tome with the Securities and Exchange Commission. The Fund cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1A.	Risk Factors

The following discussion outlines certain risk factors that could affect the Fund’s results for 2007 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by us or on its behalf. Readers should carefully consider these risks and all other information contained in the annual report on Form 10-K, including the Fund’s consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones facing the Fund. Additional risks and uncertainties not presently known to the Fund, or not presently deemed material by the Fund, may also impair its operations and performance.

If any of the following risks actually occur, the Fund’s business, financial condition, or results of operations could be materially adversely affected. If that happens, the trading price of its common stock could decline and a shareholder may lose all or part of the shareholder’s investment.

Risks Related to the Fund’s Investments

Investments in small capitalization companies present certain risks that may not exist to the same degree as investments in larger, more established companies and will cause such investments to be volatile and speculative.

The Fund currently invests, and will continue to invest, in private, small or new companies that may be in their early stages of development. Investments in these types of companies involve a number of significant risks including the following:

•

They typically have shorter operating histories, narrower product lines and smaller market shares than public companies, which tend to render them more vulnerable to competitors’ actions and market conditions as well as general economic downturns;

•

They may have no earnings or experienced losses or may have limited financial resources and may be unable to meet their obligations under their securities, which may be accompanied by a deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt;

•

They are more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation or termination of one or more of those persons could have a material adverse impact on their business and prospects and, in turn, on its investment;

•	They may have difficulty accessing the capital markets to meet future capital needs;

•

They generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•

Generally little public information exists about these companies and investors in those companies generally must rely on the ability of the equity sponsor to obtain adequate information for the purposes of evaluating potential returns and making a fully informed investment decision.

There is uncertainty regarding the value of the Fund’s privately held securities.

The Fund’s net asset value is based on the value the Fund assigns to its portfolio investments. The Fund determines the value of its investments in securities for which market quotations are not available as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Because of the inherent uncertainty of the valuation of portfolio securities that do not have readily ascertainable market values, its fair value determination may differ materially from the value that would have been used had a ready market existed for the securities. The Fund determines the fair value of investments for which no market quotations are available based upon a methodology that the Fund believes reaches a reasonable estimation of fair value. However, the Fund does not apply multiple valuation metrics in reaching this determination, and the Fund does not obtain any third party valuations before reaching this determination. The Fund’s determinations of the fair value of its investments have a material impact on its net earnings through the recording of unrealized appreciation or depreciation of investments as well as its assessment of interest income recognition. These accounting items, in turn, dictate the amount of management fees the Fund pays to its investment adviser. The Fund’s net asset value could be affected materially if its determinations of the fair value of its investments differ materially from values based on a ready market for these securities.

As of December 31, 2006, none of the securities in which the Fund has invested is publicly traded or has readily available market quotations. If, in the future, the Fund makes investments in companies whose securities are publicly traded and valued at their quoted market price (less a discount to reflect the estimated effects of restrictions on the sale of such securities), the Fund will adjust its net asset value for changes in the value of any publicly held securities on a daily basis.

The Fund depends upon Management, including its investment adviser, for its future success.

The Fund depends upon the diligence and skill of Management, including its investment adviser, Moore, Clayton Capital Advisors, Inc., or the Adviser, to select, structure, close and monitor its investments. Effective June 30, 2005, the Fund entered into an investment advisory agreement with the Adviser (the “Advisory Agreement”) concurrently with the Adviser’s acquisition of the Fund’s previous adviser, ECMC. Under the Advisory Agreement, Management identifies, evaluates, structures, monitors and disposes of the Fund’s investments, and the services Management provides significantly impact the Fund’s results of operations. The Fund’s future success will depend to a significant extent on the continued service and coordination of Management. The Fund’s Chief Investment Officer, Gary Forbes, has announced his intention to retire in the near future. Since Mr. Forbes has substantial investment experience and expertise and has generally been responsible for monitoring the status of the Fund’s investments and maintaining relationships with its portfolio companies, his retirement could adversely affect the Fund. The Fund is currently in the process of hiring a new chief investment officer. Its success will depend on its ability to recruit and retain a chief investment officer and other highly qualified individuals. In addition, if the Fund is unable to integrate into Management its new chief investment officer effectively, the Fund may be unable to achieve its desired investment results. Although some of the professionals employed by ECMC were retained by the Adviser, the Adviser has a limited history in operating a business development company, and this lack of experience could adversely affect its future performance.

The Adviser may not be able to implement its new investment objective successfully.

Pursuant to advice from the Adviser, the Fund has refocused its investment objective and areas of investment from a regional focus and a record of investing in basic manufacturing and service companies to an investment strategy focused in sectors that are, and which the Fund believes will continue to be, driven by significant social and demographic trends, such as an aging population, increased leisure time, the globalization of business and widespread concern about the environment and increasingly scarce energy resources. The Fund’s prior investment objective was to achieve capital appreciation and, as of August 2006, the Fund formally adopted a total return investment strategy. In order to implement this strategy, Management must analyze, due diligence, invest in, monitor and sell companies in industries in which many of them have not previously been involved. Also, its new investment strategy will require Management to investigate and monitor investments that are much more broadly dispersed geographically. In addition, Management will be required to provide valuations for investments in a broader range of securities, including debt securities, which will require expertise beyond that previously required of Management. The Fund cannot assure investors that the overall risk of their investment in the Fund will be reduced as a result of its change in investment strategy. If Management cannot achieve its investment objective successfully, the value of the shareholders investment in the Fund’s common stock could decline substantially.

There are significant potential conflicts of interest that could impact the Fund’s investment returns.

The Fund’s executive officers and directors and the partners of the Adviser serve or may in the future serve as officers, directors or principals of entities that operate in the same or related lines of business as the Fund does or of investment funds managed by its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Fund or its stockholders. For example, Anthony R. Moore, the Fund’s chief executive officer, is a co-founder of Moore Clayton & Co., Inc., or MCC, and the executive chairman of the board of directors of MCC. MCC regularly advises companies and other entities on investments and acquisitions that may be suitable investments for the Fund. The Fund also notes that, while the Adviser does not currently advise other funds, it may do so in the future, and such funds, including potential new affiliated pooled investment vehicles or managed accounts not yet established, may have overlapping investment objectives and, accordingly, invest, whether principally or secondarily, in asset classes similar to those targeted by the Fund. As a result, Management may face conflicts in the allocation of investment opportunities between the Fund and other entities. Although the Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that the Fund may not be able to participate in certain investments directed by investment managers affiliated with the Adviser.

When Management identifies an investment, it must choose which investment fund should make the investment. The Fund does not invest in any portfolio company in which the Adviser or any of its affiliates has a pre-existing investment. The Fund may, in the future, co-invest on a concurrent basis with other affiliates of the Adviser, subject to compliance with existing regulatory guidance, applicable regulations and the Adviser’s allocation procedures.

In the course of its investing activities, the Fund pays the Adviser management and incentive fees, and reimburses the Adviser for certain expenses it incurs. As a result, investors in the Fund’s common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the management team of the Adviser has interests that differ from those of the Fund’s stockholders, giving rise to a conflict.

The Adviser receives a quarterly incentive fee based, in part, on the Fund’s pre-incentive fee income, if any, for the immediately preceding calendar quarter. This incentive fee is subject to a quarterly hurdle rate before providing an incentive fee return to the investment adviser. To the extent the Fund or the Adviser is able to exert influence over the Fund’s portfolio companies, the quarterly pre-incentive fee may provide the Adviser with an incentive to induce the Fund’s portfolio companies to accelerate or defer interest or other obligations owed to the Fund from one calendar quarter to another.

The Fund may not realize gains from its equity investments.

The Fund frequently invests in the equity securities of its portfolio companies. Also, when the Fund makes a loan, it generally receives warrants to acquire stock issued by the borrower. Ultimately, the Fund’s goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Several of its portfolio companies have experienced net losses in recent years or have negative net worth as of the most recent available balance sheet date. In addition, although the Fund realized a net capital gain in 2006 from the sale or disposition of portfolio companies, it incurred capital losses of more than $10.5 million from the sale of its investments in Equicom, Inc. and CMC Investments, LLC. Also, the market value of the Fund’s equity investments may fall below its estimate of the fair value of such investments before it sells them. Given these factors, there is a risk that the Fund will not realize gains upon the sale of those or other equity interests that it holds.

The Fund may not be able to make additional investments in its portfolio companies from time to time, which may dilute its interests in such companies.

After its initial investment in a portfolio company, the Fund may be called upon from time to time to provide additional funds to such company, or may have the opportunity to increase its investment in that company through the exercise of a warrant to purchase common stock or through follow-on investments in the debt or equity of that company. There is no assurance that the Fund will make, or have sufficient funds to make, any such follow-on investments. Any decision by the Fund not to make a follow-on investment or any inability on its part to make such an investment may have a negative impact on a portfolio company in need of investment and may result in a missed opportunity for the Fund to increase its participation in a successful operation. A decision not to make a follow-on investment may also dilute its equity interest in, or reduce the expected yield on, its investment.

The Fund has invested in a limited number of portfolio companies.

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. As a matter of policy, the Fund does not initially invest more than 15% of the value of its net assets in a single portfolio company. However, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 15% of its net assets being invested in a single portfolio company at a particular time.

As of December 31, 2006, the Fund had investments in 13 entities, including 12 portfolio companies and one entity that has disposed of substantially all of its assets and is awaiting liquidation. A consequence of a limited number of investments is that changes in business or industry trends or in the financial condition, results of operations or the market’s assessment of any single portfolio company will affect the Fund’s net asset value and the market price of its common stock to a greater extent than would be the case if the Fund were a “diversified” company holding a greater number of investments.

The lack of liquidity of the Fund’s privately held securities may adversely affect its business.

The Fund’s portfolio investments consist principally of securities that are subject to restrictions on sale because they are not listed or publicly traded securities. If any of these securities were to become publicly traded, the Fund’s ability to sell them would still be restricted because it acquired them from the issuer in “private placement” transactions or because the Fund may be deemed to be an affiliate of the issuer. The Fund will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933, as amended, and applicable state securities laws, unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict its ability to liquidate its securities in portfolio companies because those securities are privately held and the Fund may own a relatively large percentage of the issuer’s outstanding securities. Sales may also be limited by market conditions, which may be unfavorable for sales of securities of particular issuers. The illiquidity of the Fund’s investments may preclude or delay any disposition of such securities, which may make it difficult for it to obtain cash equal to the value at which it records its investments if the need arises.

The Fund has limited public information regarding the companies in which it invests.

The Fund’s portfolio consists entirely of securities issued by privately held companies. There is generally little or no publicly available information about such companies, and the Fund must rely on the diligence of Management to obtain the information necessary for its decision to invest in them and in order to monitor them effectively. There can be no assurance that such diligence efforts will uncover all material information about such privately held businesses necessary to make fully informed investment decisions.

The Fund’s portfolio companies may be highly leveraged.

Investments in leveraged buyouts and in highly leveraged companies involve a high degree of business and financial risk and can result in substantial losses. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. The use of leverage by portfolio companies also magnifies the increase or decrease in the value of a Fund investment as compared to the overall change in the enterprise value of a portfolio company.

Many of the Fund’s portfolio companies have incurred substantial debt in relation to their equity capital. Such indebtedness generally has a term that will require that the balance of the loan be refinanced when it matures. If a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on its debt or is not successful in refinancing the debt upon its maturity, its investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or by the portfolio company’s reorganization or bankruptcy.

A substantial portion of the debt incurred by portfolio companies may bear interest at rates that fluctuate in accordance with a stated interest rate index or the prime lending rate. The cash flow of a portfolio company may not be sufficient to meet increases in interest payments on its debt. Accordingly, the profitability of the Fund’s portfolio companies, as well as the value of its investments in such companies, will depend significantly upon prevailing interest rates. In recent months the level of interest rates have increased, which will have an adverse effect on the ability of its portfolio companies to service their floating rate debt and on their profits.

Leverage may impair the ability of the Fund’s portfolio companies to finance their future operations and capital needs. As a result, the ability of the Fund’s portfolio companies to respond to changing business and economic conditions and to business opportunities may be limited.

The Fund’s business depends on external financing.

The Fund’s business requires a substantial amount of cash to operate. The Fund may borrow funds to pay contingencies or expenses or to make investments, to maintain its pass-through tax status as a RIC under Subchapter M of the Code. The Fund is permitted under the 1940 Act to borrow if, immediately after the borrowing, the Fund has an asset coverage ratio of at least 200%. That is, the Fund may borrow an amount equal to as much as 50% of the fair value of its total assets (including investments made with borrowed funds). The amount and nature of any such borrowings depend upon a number of factors over which the Fund has no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of its stockholders. On August 18, 2006, the Fund entered into a loan agreement with Regions Bank providing it with a credit facility not to exceed $10 million. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in its net asset value. While the “spread” between the current yield on its investments and the cost of any loan would augment the stockholders’ return from the Fund, if the spread narrows (because of an increase in the cost of debt or insufficient income on its investments), distributions to the stockholders could be adversely affected. This may render the Fund unable to meet its obligations to its lenders, which might then require it to liquidate some or all of its investments. There can be no assurance that the Fund would realize full value for its investments or recoup all of its capital if the Fund needed to liquidate its portfolio investments.

Many financial institutions today are unwilling to lend against a portfolio of illiquid, private securities. The make-up of the Fund’s portfolio has made it more difficult for it to borrow at the level and on the terms that the Fund desires. Its borrowings have historically consisted of a revolving line of credit, the proceeds of which the Fund has used to provide liquidity for expenses and contingencies and to make new or follow-on investments, and a line of credit promissory note or margin account used quarterly to enable the Fund to achieve adequate diversification to maintain its pass-through tax status as a RIC.

The costs of borrowing money may exceed the income from the portfolio securities the Fund purchases with the borrowed money. The Fund will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Fund (including any interest paid on the money borrowed). A decline in net asset value could affect its ability to make distributions on its common stock. The Fund’s failure to distribute a sufficient portion of its net investment income and net realized capital gains could result in a loss of pass-through tax status or subject it to a 4% excise tax. If the asset coverage for debt securities issued by the Fund declines to less than 200% (as a result of market fluctuations or otherwise), it may be required to sell a portion of its investments when it is disadvantageous to do so. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There is a risk that dividends may vary or not grow over time or that the shareholder may not receive dividends.

On October 23, 2006, the Fund announced a quarterly managed dividend policy where the Fund hopes to issue dividends at a minimum annual rate of $0.50 per share. However, the Fund cannot assure shareholders that it will achieve investment results or maintain a tax status that will ensure a specified level of cash distributions or year-to-year increases in cash distributions.

The Fund operates in a highly competitive market for investment opportunities.

The Fund competes with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, investment entities, foreign investors and individuals and other sources of financing, including tradition financial services companies such as commercial banks. In recent years, the number of investment vehicles seeking small capitalization investments have increased dramatically. Many of the Fund’s competitors are substantially larger and have considerably greater financial resources, and some may be subject to different and frequently less stringent regulation. As its portfolio size gets larger, the Fund expects that some of its investments will be larger as well. The Fund believes that it will face increased competition to participate in these larger transactions. These competitors may have a lower cost of funds and many have access to funding sources that are not available to the Fund. In addition, some of its competitors may have higher risk tolerances or difference risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. As a result of this competition, the Fund may not be able to take advantage of attractive investment opportunities from time to time. There is no assurance that the competitive pressures the Fund faces will not have a material adverse effect on its business, financial condition, and results of operations.

The Fund’s investments in foreign securities, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

The Fund’s investment strategy contemplates that a portion of its investments may be made in securities of foreign companies. Investing in foreign companies may expose the Fund to additional risks not typically associated with investing in U.S. companies. These risks may include fluctuations in foreign currency values, changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of the Fund’s investments are denominated in U.S. dollars, any investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Fund may employ hedging techniques to minimize these risks, but it can offer no assurance that it will, in fact, hedge currency risk or that, if it does, such strategies will be effective.

An economic downturn could affect the Fund’s operating results.

An economic downturn may adversely affect companies having an enterprise value varying from $15 to $75 million, which are the Fund’s primary market for investments. During periods of adverse economic conditions, these companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due. Any of the foregoing developments could cause the value of the Fund’s investments in these companies to decline. In addition, during periods of adverse economic conditions, the Fund may have difficulty accessing financial markets, which could make it more difficult or impossible for it to obtain funding for additional investments. These results could have a material adverse effect on its business, financial condition and results of operations.

The Fund may experience fluctuations in its quarterly results.

The Fund could experience fluctuations in its quarterly operating results due to a number of factors, including variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which it encounters competition in its markets, the ability to find and close suitable investments and general economic conditions. The volatility of its results is exacerbated by its relatively small number of investments. As a result of these factors, the shareholder should not rely on the Fund’s results for any period as being indicative of performance in future periods.

The due diligence process that the Fund undertakes in connection with its investments may not reveal all facts that may be relevant in connection with an investment.

Before making its investments, the Fund conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, the Fund evaluates a number of important business, financial, tax, accounting, environmental and legal issues in determining whether or not to proceed with an investment. Its due diligence review with respect to a potential portfolio company typically includes, but is not limited to, a review of historical and prospective financial information including audits and budgets, on-site visits and interviews with management, employees, customers and vendors, a review of business plans and an analysis of the consistency of operations with those plans, and other research relating to the company, management, industry, markets, products and services, and competitors. Outside consultants, legal advisers, accountants and investment banks are expected to be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, the Fund is required to rely on resources available to it, including information provided by the portfolio company and, in some circumstances, third party investigations. The due diligence process may at times be subjective, including with respect to newly organized companies for which only limited information is available. Accordingly, the Fund cannot assure the shareholder that the due diligence investigation that it will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The Fund also cannot assure the shareholder that such an investigation will result in an investment being successful.

Risks Related to the Fund’s Business and Structure

The Fund’s ability to invest in private companies may be limited in certain circumstances.

If the Fund is to maintain its status as a business development company, the Fund must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of its total assets are qualifying assets. A principal category of qualifying assets relevant to the Fund’s business is securities purchased in transactions not involving any public offering from an issuer that is an eligible portfolio company. Investments in companies organized outside of the United States or having a principal place of business outside of the United States are not eligible portfolio companies.

Any failure on the Fund’s part to maintain its status as a business development company would reduce its operating flexibility.

If the Fund does not remain a business development company, it might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions under the 1940 Act. This could impose tighter limitations on it in terms of the use of leverage and transactions with affiliated entities. Such developments would correspondingly decrease the Fund’s operating flexibility.

The Fund may not continue to qualify as a RIC under the Code.

To remain entitled to the tax benefits accorded to RICs under the Code, the Fund must meet certain income source, asset diversification and annual distribution requirements. To qualify as a RIC, the Fund must derive each taxable year at least 90% of its gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to its business of investing in such stock or securities or currencies and net income from interests in certain “qualified” publicly traded partnerships. The annual distribution requirement for a RIC is satisfied if the Fund distributes at least 90% of its ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to its stockholders on an annual basis. As discussed above in “The Fund’s business depends on external financing,” the Fund has historically borrowed funds necessary to make qualifying investments to satisfy the Subchapter M diversification requirements. If the Fund fails to satisfy such diversification requirements and ceases to qualify for conduit tax treatment, it will be subject to income tax on its income and gains and will not be permitted to deduct distributions paid to stockholders. In addition, its distributions will be taxable as ordinary dividends to the extent paid from earnings and profits. The Fund may also cease to qualify as a RIC, or be subject to income tax and/or a 4% excise tax, if it fails to distribute a sufficient portion of its net investment income and net realized capital gains. The loss of its RIC qualification would have a material adverse effect on the total return, if any, obtainable from an investment in its common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

The Fund does not own any real estate or other physical properties. The Fund’s administrative and principal executive offices are located at 2727 Allen Parkway, 13th Floor, Houston, Texas 77019. This location is leased and maintained through the Fund’s Administrator. The Fund believes that these office facilities are suitable and adequate for the business as it is contemplated to be conducted.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Fund held a special meeting of stockholders on August 11, 2006. In connection with the special meeting, stockholders voted on: (i) approving amendments to the Fund’s investment objective by changing it to a non-fundamental, total return objective and changing the Fund’s name from “Equus II Incorporated” to “Equus Total Return, Inc.” and (ii) approving amendments to the Fund’s Restated Certificate of Incorporation to broaden the indemnification of directors, officers, employees and agents to the fullest extent permitted by applicable law.

The table below sets forth the number of shares voted for each proposal, against each proposal, shares that abstained and broker non-votes.

Proposal	For	Against	Abstain	Broker Non-Votes
Amendments to Investment Objective and Name	4,325,207	592,857	56,266	2,166,241
Amendments to Restated Certificate of Incorporation	6,120,296	902,428	117,847	0

All amendments were approved by stockholders. The amendments to the Fund’s Restated Certificate of Incorporation will become effective on the date of the next annual meeting of stockholders.

Following the Fund’s fiscal year ended December 31, 2006, another special meeting of stockholders was held on January 31, 2007 and last reconvened on March 22, 2007. In connection with the special meeting, stockholders voted on: (i) approving a proposal to authorize the Fund to offer and sell, or to issue rights to acquire, shares of its common stock at a price below the net asset value of such stock and (ii) approving an amendment to the Fund’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 shares.

The table below sets forth the number of shares voted for each proposal, against each proposal, shares that abstained and broker non-votes. With respect to the proposal seeking authorization for issuances below net asset value, the table further groups the votes by stockholders that were not affiliated with the Fund and by all stockholders (affiliated and non-affiliated).

Proposal	For	Against	Abstain	Broker Non-Votes
Amendment to Restated Certificate of Incorporation	6,362,443	1,233,599	233,250	0
Authorization for Issuances below Net Asset Value
Non-Affiliated Stockholders	3,162,506	1,381,005	253,799	0
Affiliated and Non-Affiliated Stockholders	5,119,211	1,412,544	253,799	1,043,738

All amendments were approved by stockholders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The Fund’s common stock is listed on the New York Stock Exchange under the symbol “EQS”. The Fund had approximately 5,500 stockholders as of December 31, 2006, 965 of which were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2006, its net asset value was $11.42 per share of its common stock ($11.42 per diluted share).

The following table reflects the high and low sales prices per share of its common stock on the New York Stock Exchange for the two years ended December 31, 2006, by quarter:

Quarter Ended	High	Low
March 31, 2005	$8.25	$7.51

June 30, 2005	$8.50	$7.48

September 30, 2005	$8.80	$8.15

December 31, 2005	$9.39	$8.51

March 31, 2006*	$10.54	$7.30

June 30, 2006	$8.00	$7.00

September 30, 2006	$7.67	$6.91

December 31, 2006**	$9.14	$7.37

*	Dividend of $2.50 per share paid on March 23, 2006.
**	Dividend of $0.125 per share paid on December 7, 2006.

As a regulated investment company under Subchapter M of the Internal Revenue Code, the Fund is required to distribute to its stockholders, in a timely manner, at least 90% of its taxable net investment income each year. If the Fund does not distribute, in a timely manner, 98% of its taxable net capital gains and 98% of its taxable net investment income each year (as well as any portion of the respective 2% balances not distributed in the previous year), the Fund will be subject to a 4% non-deductible federal excise tax on certain undistributed income of regulated investment companies. Under the 1940 Act, the Fund is not permitted to pay dividends to stockholders unless the Fund meets certain asset coverage requirements. If taxable net investment income is retained, the Fund will be subject to federal income and excise taxes. The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and its stockholders will be able to claim their proportionate share of the federal income taxes paid by the fund on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

Historically, the Fund has distributed net investment income and net taxable realized gains from the sale of portfolio investments at least annually. The Fund declared two dividends during 2006 amounting in total to $19,454,776 ($2.625 per share). The 2006 dividend was primarily the result of the net taxable realized gain from the sale of Champion Window Holdings, Inc. The 2006 dividends were paid in additional shares of common stock or in cash by specific election made by each shareholder. The Fund paid $13,525,681 in cash for both dividends ($12,975,926 paid on March 23, 2006 and $549,755 paid on December 7, 2006) and issued 787,099 additional shares of stock (729,773 shares @ $7.489 per share and 57,326 shares @ $8.081 per share). On October 23, 2006, the Fund announced a quarterly managed dividend policy where the Fund hopes to issue dividends at a minimum annual rate of $0.50 per share.

The Fund had a net investment loss for 2005, so there was no dividend declared in 2005. The Fund declared a net investment loss of $3,560,205 ($0.57 per share) during 2004. The 2004 dividend was paid in additional shares of common stock or in cash by specific election made by each stockholder. The Fund paid $1,589,160 in cash and issued 260,719 additional shares of stock at $7.56 per share in January 2005, in connection with such dividend.

The Fund invests in companies that are believed to have a high potential for capital appreciation, and the Fund intends to realize the majority of its profits upon the sale of its investments in portfolio companies. Consequently, most of the companies in which the Fund invests do not have established policies of paying annual dividends. However, a portion of the investments in portfolio securities held by the Fund consists of interest-bearing subordinated debt securities or dividend-paying preferred stock.

During the fiscal years ended December 31, 2006 and December 31, 2005, respectively, the Fund did not sell any securities that were not registered under the Securities Act of 1933.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2006. Amounts are in thousands except per share data.

	2006	2005	2004	2003	2002
Total investment income	$6,016	$2,530	$6,196	$7,166	$2,987
Net investment (loss) income	$(102)	$(3,134)	$3,706	$3,398	$145
Net realized gain (loss) of portfolio securities	$19,013	$1,237	$(5,474)	$(5,508)	$802
Net change in unrealized appreciation (depreciation) of portfolio securities	$(4,752)	$18,617	$3,003	$(2,159)	$(924)
Net increase (decrease) in net assets resulting from operations	$14,159	$16,720	$1,236	$(4,269)	$24
Dividends declared	$19,455	$—	$3,560	$4,556	$—
Total assets	$125,866	$143,984	$94,622	$132,908	$148,337
Total net assets	$93,236	$92,602	$68,600	$71,538	$76,976
Net cash (used in) provided by operating activities	$59,346	$(24,026)	$57,265	$11,429	$2,908
Shares outstanding at end of year	8,164	7,377	6,507	6,615	6,233
Weighted average shares outstanding, basic	7,949	6,948	6,462	6,244	6,233

Per Share Data:

	2006	2005	2004	2003	2002
Net investment (loss) income	$(0.01)	$(0.45)	$0.57	$0.54	$0.02
Net realized gain (loss) of portfolio securities	$2.39	$0.18	$(0.84)	$(0.88)	$0.13
Net change in unrealized appreciation (depreciation) of portfolio securities	$(0.60)	$2.68	$0.46	$(0.35)	$(0.15)
Net increase (decrease) in net amounts resulting from operations per share, basic and diluted	$1.78	$2.41	$0.19	$(0.68)	$—
Dividends declared	$2.63	$—	$0.57	$0.72	$—
Net asset value (including unrealized appreciation)	$11.42	$12.55	$10.54	$10.81	$12.35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Fund is a business development company that provides financing solutions for small capitalization companies. It was incorporated in 1983 as a closed-end non-diversified management investment company and has elected to be regulated as a business development company under the 1940 Act. The Fund’s investment objective is to generate investment income and long-term capital gains through a total return investment strategy under which it invests in debt and equity securities of small-capitalization, privately held companies.

The Fund is an externally managed business development company. From inception through June 30, 2005, the Fund was managed by ECMC. On June 30, 2005, the Fund retained Moore Clayton Capital Advisor, Inc., or the Adviser, as its registered investment adviser to manage its portfolio and provide access to investment opportunities. On the same date, the Adviser acquired ECMC. The Adviser is a wholly owned subsidiary of Moore, Clayton & Co., Inc., or the MCC, an international investment advisory firm that currently holds approximately 18% of the Fund’s common stock.

As a business development company, the Fund is required to comply with certain regulatory requirements. For instance, the Fund generally has to invest at least 70% of its total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. The Fund has elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, the Fund must meet certain source of income and asset diversification requirements. If it complies with the provisions of Subchapter M, the Fund generally do not have to pay corporate-level income taxes on any income that distributed to the Fund’s stockholders.

Investment Income. The Fund generates investment income from interest payable on the debt securities that it holds, dividends received on equity interests in its portfolio companies and capital gains, if any, realized upon sales of equity and, to a lesser extent, debt securities in the investment portfolio. The Fund’s equity investments may include shares of common and preferred stock, membership interests in limited liability companies and warrants to purchase additional equity interests. These equity securities may or may not pay dividends, and the exercise prices of warrants that the Fund acquires in connection with debt investments, if any, vary by investment. The Fund’s debt investments in portfolio companies may be in the form of senior or subordinated loans and may be unsecured or have a first or second lien on some or all of the assets of the borrower. Its loans typically have a term of three to seven years and bear interest at fixed or floating rates. Interest on these debt securities is generally payable either quarterly or semiannually. Some promissory notes held by the Fund provide that a portfolio company may elect to pay interest in cash or in kind or provide that discount interest may accrete in the form of original issue discount or payment in kind, or PIK, interest over the life of the notes by adding unpaid interest amounts to the principal balance. Amortization of principal on the Fund’s debt investments is generally deferred for several years from the date of initial investment. The principal amount of these debt securities and any accrued but unpaid interest generally will become due at maturity. The Fund also earns interest income at market rates on investments in short-term marketable securities. From time to time, the Fund generates income from time to time in the form of commitment, origination and structuring fees in connection with the Fund’s investments. The Fund recognizes all such fees when earned.

Expenses. The Fund’s primary operating expenses consist of investment advisory and management fees payable to the Adviser for its work in identifying, evaluating, negotiating, closing and monitoring investments. The Adviser provides the investment professionals of the Adviser and the Fund’s Administrator, Equus Capital Administration Company, Inc., and their respective staffs, as well as access to the investment professionals of the Administrator. The Adviser also provides and pays for the management services necessary to run the Fund’s business. Under the Advisory Agreement between the Adviser and the Fund, the Adviser receives a management fee equal to an annual rate of 2% of the net assets of the Fund, which is paid quarterly in arrears. Under the Advisory Agreement, the Fund also agreed to pay an incentive fee to the Adviser based on both realized investment income and net realized capital gains less unrealized capital depreciation. This incentive fee is equal to (a) 20% of the excess, if any, of the Fund’s net investment income for each quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (b) 20% of the Fund’s net realized capital gain less unrealized capital depreciation. The incentive fee calculated in clause (b) is paid on an annual basis. The Fund’s Administrator provides administrative services to it, for which the Fund pays an administrative fee. Under the administration agreement the Fund entered into with the Administrator on June 30, 2005, the Fund reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities up to a maximum of $450,000 per year. This fee includes the Fund’s allocable portion of routine overhead expenses incurred by the Adviser and the Administrator. In addition, the Fund’s operating expenses include legal and other professional fees, interest on existing debt, if any, and other operating, transactional and overhead expenses. These expenses include amounts payable to third parties such as agents, consultants and other advisors; the cost financing activities, including securities rights offering and borrowing expenses; transfer agency and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; the costs of preparing, printing and filing reports and other documents with the SEC and of mailing such reports, proxy statements and other notices to stockholders; the Fund’s allocable portion of fidelity bonds, directors’ and officers’ liability insurance policies and any other insurance premiums allocable to the Fund.

Operating Activities. The Fund uses cash to make new investments and follow-on investments in its existing portfolio companies. The Fund records these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, the Fund carries its investments in its financial statements at fair value, as determined by the Fund’s board of directors. See “—Significant Accounting Policies – Valuation” below. As of December 31, 2006, the Fund had invested approximately 70% of its net assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, the Fund had invested approximately 6.0% by value in shares of common stock, 15.2% in membership interests in limited liability companies, 3.2% in preferred stock and 21.0% in various debt instruments. Also as of December 31, 2006, the Fund had invested the proceeds of borrowings on margin (as discussed below under “– Financing Activities”) in short-term, highly liquid investments, consisting primarily of U.S. Treasury Bills, interest-bearing bank accounts and certificates of deposit, that are, in the opinion of the Adviser, appropriate for the preservation of the principal amount of such instruments. The Fund maintained substantial amounts of cash and cash equivalents since May 2004.

Under certain circumstances, the Fund is called upon to make follow-on investments in some of its portfolio companies. If the Fund does not have sufficient funds or elects not to make a follow-on investment when called upon, this may adversely affect the portfolio company and result in a reduction in the Fund’s equity interest in, and the estimated fair value of, such portfolio company. As of December 31, 2006, the Fund had commitments to make approximately $19.8 million in investments in two existing portfolio companies and one future portfolio company. The Fund committed to approximately $9.8 million in one or more debt securities to be issued by RP&C International Investments LLC; approximately $5.0 million in HealthSPAC, LLC and $5.0 million in Kopelson Entertainment Company, through the Fund’s wholly-owned subsidiary Equus Media Development Company, LLC (“EMDC”). See “—Portfolio Companies – RP&C International Investments LLC” and “—Portfolio Companies – HealthSPAC LLC” below.

Financing Activities. From time to time, the Fund uses leverage to finance a portion of its investments. The Fund then repays such debt from the sale of portfolio securities. Under the 1940 Act, the Fund has the ability to borrow funds and issue debt securities or preferred stock, which are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of the Fund’s portfolio investments, it periodically borrow funds to make qualifying investments in order to maintain its qualification as a RIC. During 2006 and 2005, the Fund borrowed such funds by accessing a margin account with a securities brokerage firm. The Fund invests the proceeds of these margin loans in high-quality securities such U.S. Treasury securities until they are repaid. The Fund refers to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, the Fund cannot borrow funds to make such qualifying investments at the end of any future quarter, it may not qualify as a RIC and would become subject to corporate-level income tax on its net investment income and realized capital gains, if any. In addition, the Fund’s distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

To the extent that any of its loans are denominated in a currency other than U.S. dollars, the Fund may enter into currency hedging contracts to reduce exposure to fluctuations in currency exchange rates. The Fund may also enter into interest rate hedging agreements from time to time. Such hedging activities, which are subject to compliance with applicable law, may include the use of futures, options and forward contracts. Costs incurred in entering into such hedging contracts or in settling them are borne by the Fund.

Distributions. The Fund intends to distribute to stockholders quarterly all net taxable investment income and net taxable realized gains from the sales of portfolio investments to the extent such amounts are not reserved for payment of expenses and contingencies or to make new or follow-on investments. For a discussion of the current distribution, see “Price range of Common Stock and Distributions – Distributions.” The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains, and stockholders will be able to claim their proportionate share of the federal income taxes paid on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their applicable tax credit. At the time of the Fund’s distributions, if any, it expects to offer stockholders the option of receiving their payment in the form of cash or stock, which has been its practice in prior years.

As a closed-end business development company, the Fund’s shares of common stock are not redeemable at the option of stockholders, and its shares currently trade at a discount to their net asset value. The Fund’s board of directors has determined that it would be in the best interests of its stockholders to reduce or eliminate this market value discount. Accordingly, the Fund has been authorized to, and may from time to time, repurchase shares of its outstanding common stock (including by means of tender offers) in an effort to reduce or eliminate this market discount or to increase the net asset value of the Fund’s shares. The Fund is not required to undertake any such share repurchases.

Significant Accounting Policies

Valuation of Investments

The valuation of portfolio companies is the most significant area of judgment impacting the Fund’s financial statements. The Fund carries portfolio investments on its financial statements at fair value, with any net change in unrealized appreciation or depreciation included in the determination of net assets. The Fund performs valuations of portfolio securities in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and the financial reporting policies of the SEC. The applicable methods prescribed by such principles and policies are described below:

Publicly traded portfolio securities. The Fund values investments in companies whose securities are publicly traded at their quoted market prices at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities, which the Fund refers to as the valuation discount, if applicable. As of December 31, 2006, the Fund had no investments in publicly traded securities.

Privately held portfolio securities. The Fund determines the fair value of investments for which no market exists on the basis of procedures established in good faith by its board of directors and based on input from the investment adviser and the Fund’s audit committee. As a general principle, the “fair value” of an investment is the amount that the Fund might reasonably expect to receive upon its current sale in an orderly manner. Appraisal valuations are necessarily subjective, and the estimated values arrived at by the Fund’s board of directors may differ materially from amounts actually received upon the disposition of specific portfolio securities.

Generally, cost is the primary factor the Fund uses to determine fair value until significant developments affecting a portfolio company (such as results of operations or changes in general market conditions) provide a basis for an appraisal valuation. Thereafter, the Fund carries portfolio investments at appraised values as determined quarterly by the Adviser, subject to the approval of the Fund’s board of directors. The Fund typically bases its valuations upon a multiple of each portfolio company’s income and/or cash flow, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, this appraisal may be based upon estimated liquidation value.

The Fund typically appraises its common equity investment in each portfolio company at a multiple of the free cash flow generated by such company in its most recent fiscal year, less adjustments for outstanding funded indebtedness and other senior securities such as preferred stock. In some cases, the Fund considers projections of current year free cash flow in its appraisals, and it may also consider an adjustment to the estimate of free cash flow for non-recurring items. The Fund applies multiples based on the Adviser’s experience and recent transactions in the private company marketplace and cautions that these assessments are necessarily subjective in nature.

From time to time, the Fund may elect to use third-party transactions in a portfolio company’s securities as the basis for its valuation of such company, although this is not the Fund’s typical approach to valuation. This method of valuation is referred to as the private market method. When an external event, such as a purchase transaction, public rights offering or subsequent equity sale occurs, the Fund applies the pricing indicated by such external event to corroborate its private equity valuation. The Fund generally uses the private market method only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Most of the Fund’s portfolio companies use leverage, which has the effect of magnifying its return or loss on investments. For example, if a portfolio company has a total enterprise value of $10.0 million and has $7.5 million in funded indebtedness, the Fund values its equity at $2.5 million. If the enterprise value of that portfolio company then increases or decreases by 20%, to $12.0 million or $8.0 million, respectively, the value of the equity will increase or decrease by 80%, to $4.5 million or $500,000, as the case may be. This disproportionate increase or decrease in equity value relative to total asset value adds a level of volatility to the Fund’s equity-oriented portfolio securities.

From time to time, some of the Fund’s portfolio companies default in respect of covenants in their loan agreements. When the Fund has a reasonable belief that a portfolio company will be able to restructure its loan agreement to waive or eliminate such default or defaults, the Fund continues to value its portfolio company’s securities as a going concern. If a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on its debt or is not successful in refinancing its debt at maturity, the value of the Fund’s investment could be reduced or eliminated through foreclosure on such portfolio company’s assets or through reorganization or bankruptcy. Under such circumstances, the Fund adjusts the value of its investment in the portfolio company accordingly.

The Fund generally holds investments in debt securities to maturity. Accordingly, the Fund determines the fair value of debt securities on the basis of the terms of the debt securities and the financial condition of the issuer. The Fund values certificates of deposit at their face value, plus interest accrued to the date of valuation. On a daily basis, the Fund adjusts net asset value for changes in the value of publicly held securities, if any, and for material changes in the value of investments in securities issued by private companies. The Fund reports these amounts to Lipper Analytical Services, Inc. Weekly, and its daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Federal Income Taxes

The Fund intends to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as it complies with these requirements, the Fund generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, the Fund did not record a provision for federal income taxes in its financial statements. As of December 31, 2006, the Fund had no capital loss carry forward as it was fully utilized in 2006. The Fund may borrow money from time to time to maintain its status as a RIC under the Code. See “—Overview – Financing Activities” above.

Interest Income Recognition

The Fund records interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that it expects to collect such amounts. The Fund stops accruing interest on investments when it determines that interest is no longer collectible. If the Fund receives any cash after determining that interest is no longer collectible, it treats such cash as payment on the principal balance until the entire principal balance has been repaid, before it recognizes any additional interest income. The Fund accretes or amortizes discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities.

Payment in Kind Interest

The Fund has loans in its portfolio that may pay PIK interest. The Fund adds PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain its status as a RIC, the Fund must pay out to stockholders this non-cash source of income in the form of dividends even if it has not yet collected any cash in respect of such investments.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issues for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Fund believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB108 is effective for fiscal years ending after November 15, 2006. The Fund adopted SAB 108 on December 31, 2006, and there was no impact on its consolidated financial statements.

Liquidity and Capital Resources

The Fund generates cash primarily from sales of securities and borrowings, as well as capital gains realized upon the sale of portfolio investments. The Fund uses cash primarily to make additional investments, either in new companies or as follow-on investments in the existing portfolio companies and to pay the dividends to its stockholders.

Year Ended December 31, 2006

As of December 31, 2006, the Fund had total assets of $125.9 million, of which $42.6 million were invested in portfolio investments and approximately $30.0 million were invested in cash and unrestricted temporary investments. Among the Fund’s portfolio investments, approximately $19.6 million were in the form of notes receivable from portfolio companies as of December 31, 2006. Of this amount, notes issued by three portfolio companies, having an aggregate value of approximately $13.3 million, were currently paying cash interest in accordance with their terms.

As of December 31, 2006, the Fund also had approximately $30.3 million of restricted assets, including primarily the proceeds of a quarter-end margin loan that the Fund incurred to maintain the diversification requirements applicable to a RIC. Of this amount, approximately $30.0 million were invested in U.S. Treasury bills and approximately $300,000 represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The Fund subsequently sold the U.S. Treasury bills and repaid this margin loan on January 7, 2007.

Operating Activities. Net cash provided by operating activities was approximately $59.3 million in 2006 as compared to a use of ($24.0 million) in cash for operating activities in 2005. On October 2, 2006, the Fund sold its interest in preferred stock of PalletOne for $4.2 million. On August 31, 2006, the Fund sold its interest in Equicom, Inc. for $3.0 million. On April 25, 2006, the Fund received a $2.0 million cash payment from an escrow account of Strategic Holdings, Inc. The Fund recorded this amount as a $1.9 million payment in respect of an escrow receivable and $84,000 relating to interest on the escrow balance. On February 21, 2006, the Fund acquired 4,000 additional shares of common stock in newly formed Cedar Lodge Holdings, Inc. for $400,000 and also loaned $7.6 million to Cedar Lodge Holdings. The promissory note issued in connection with this loan provides for interest payments at an annual rate of 18%, with provisions that could cause this rate to rise to an effective annual interest rate of 19.8%. This investment financed the conversion of certain apartments in Baton Rouge, Louisiana into condominiums. On January 25, 2006, the Fund received a cash payment of $28.1 million in connection with the sale of its investment in Champion Window Holdings, Inc., or “Champion.” On June 30, 2006, the Fund entered into a one-year agreement with A.G. Edwards pursuant to which A.G. Edwards agreed to provide the Fund with financial advisory services regarding strategic and tactical alternatives in consideration of a fee of $150,000.

Financing Activities. In 2006, the Fund paid two dividends totaling $19.5 million, or $2.625 per share. On February 2, 2006, the fund declared a dividend of $18.4 million, or $2.50 per share, in connection with the sale of Champion. the fund paid this dividend on March 23, 2006 in the form of $13.0 million in cash and a stock dividend of 729,773 newly issued shares of common stock. These shares were issued at an effective price of $7.489 per share on March 23, 2006. On October 23, 2006 the Fund declared a dividend of $1.0 million, or $0.125 per share. The Fund paid this dividend on December 7, 2006 in the form of a approximately $550,000 cash dividend and issued 57,326 additional shares of its common stock at an effective price of $8.081 per share. The Fund determined that the 2006 dividend payments should be classified as a 100% qualifying dividend, with 67.37% allocated to ordinary income and 32.63% allocated to capital gain as of December 31, 2006.

On August 18, 2006, the Fund entered into a credit facility with Regions Bank which provides for borrowings having a value of up to 20% of the fair value of its portfolio investments up to $10.0 million outstanding at any time. Amounts, if any, outstanding under this credit facility will accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus an applicable premium as described in the credit facility and will be payable semiannually in arrears. This credit facility has a term extending through December 31, 2007. It includes customary covenants and borrowing conditions and provides that any borrowings thereunder will be secured by liens on certain of its investments. To date, the Fund has not borrowed any amounts under this credit facility, although $9,375 was accrued to interest expense as of December 31, 2006 due to the annual facility fee of .25% on the unused portion of the line of credit. This facility fee is payable in arrears.

Year Ended December 31, 2005

Operating Activities. The Fund used $24.0 million in cash for operating activities in 2005. In 2005, the Fund made investments in portfolio companies of $6.3 million and paid fees to its advisers, directors, banks and suppliers of $4.1 million, while realizing $11.0 million from the disposition of portfolio securities.

Financing Activities. The Fund generated $31.1 million in cash from financing activities for 2005. On January 16, 2005, the Fund paid $3.6 million, or $0.57 per share, in respect of a dividend declared in 2004. Of this amount, the Fund paid $1.6 million in cash and issued 261,000 additional shares of common stock to stockholders at an effective price of $7.56 per share. On June 30, 2005 in connection with the transition of the Fund’s investment advisory relationships, the Fund received cash of $6.7 million related to the exercise of 869,000 outstanding “in the money” stock options held by its officers and directors. On July 28, 2005, the Fund formally terminated its revolving line of credit with The Frost National Bank due to its relatively strong cash position and limited projected cash needs.

Results of Operations

Investment Income and Expense

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

Total income from portfolio securities was $4.2 million and $2.0 million in 2006 and 2005, respectively. The increase in total investment income from 2005 to 2006 was due primarily to income generated from two new investments in real estate portfolio companies, Creekstone Florida Holdings, LLC and Cedar Lodge Holdings, Inc., in the approximate amounts of $648,000 and $897,000, respectively, in 2006.

Interest from temporary cash investments increased from approximately $0.5 million in 2005 to approximately $1.8 million in 2006. This increase was primarily due to an increase in cash generated from the sale of the Fund’s investment in Champion. Cash in temporary investments (excluding the margin account) increased from approximately $26.1 million to approximately $51.6 million in 2006 as compared to the prior year.

Investment advisory fees to the Adviser amounted to approximately $1.8 million and approximately $1.7 million in 2006 and 2005, respectively. The increase in management fees in 2006 was due to an increase in the net assets due to the sale of the Fund’s Champion investment. The Fund’s estimated expenses for incentive fees for 2006 were approximately $2.0 million, which were based primarily on capital gains generated by the sale of Champion. The incentive fee for 2005 was approximately $675,000, all of which was payable to the Adviser in the last six months of the year. See “—Overview – Expenses”. The Adviser’s incentive fee is in lieu of a former stock incentive plan. The former stock incentive plan had authorized the Fund to issue options of outstanding Fund shares to the directors and officers of the Fund. When the Fund retained the Adviser on June 30, 2005, the Board of Directors cancelled the plan and approved the incentive fee. Director fees and expenses increased by approximately $54,000 in 2006 as compared to 2005, due primarily to an increase in the number of board and board committee meetings in 2006 as compared to 2005 and an increase in the number of board members from seven to eight on June 30, 2005. The Fund held more full board and board committee meetings due to increased board dividend decisions, increased portfolio investment activity and meetings to discuss the Fund’s business strategy.

The Fund’s administrative fees increased by $200,000 in 2006 as compared to 2005 due primarily to a change in administrator from ECMC to Equus Capital Administration Company, Inc., or the Administrator, and the terms of the related Administration Agreement. The former administrator, ECMC, received compensation for providing certain investor communication services. This fee was $12,500 per quarter for such services. Under the Administration Agreement, the Administrator received $450,000 in 2006. In addition, the Fund agreed to reimburse the Administrator for certain one-time costs and expenses (collectively, the “Special Administrative Fee”) associated with the change in administrators. This expense included the cost of retention bonuses for investment professionals who joined Equus Capital from ECMC and the cost of severance payments in connection with the departure of certain other personnel. The Fund recognized the Special Administrative Fee, in the amount of $535,000, as an expense at June 30, 2005. The Fund did not incur any incremental Special Administrative Fee in 2006.

Interest expense was approximately $157,000 and approximately $141,000 in 2006 and 2005, respectively. The increase was due primarily to the margin interest expense for borrowing U.S. Treasury bills at the end of each quarter.

Prior to June 30, 2005, the Fund accounted for stock options issued by it using variable plan accounting. This accounting provision resulted in a non-cash compensation expense of approximately $553,000 in 2005 and $0 in 2006. The expense in 2005 was due to a fluctuation in the Fund’s share price from the beginning of the year to June 30, 2005 in relation to the exercise price of the stock options. In 2005, the Fund’s market price increased from $7.71 per share at January 1, 2005 to $8.09 at June 30, 2005. The Fund’s stock option plan was cancelled on June 30, 2005, and it had no stock options outstanding during 2006.

As a result of the factors described above, net investment loss after expenses was approximately ($0.1 million) for 2006 as compared to approximately ($3.1 million) for 2005.

Year Ended December 31, 2005 as compared to Year Ended December 31, 2004

The Fund’s interest and dividend income from portfolio securities was $2.0 million and $6.0 million in 2005 and 2004, respectively. The decrease in investment income in 2005 compared to 2004 was attributable primarily to the payment by Champion of a $3.5 million cash dividend in 2004. The Fund’s sale of Strategic Holdings, Inc. in April 2004 reduced its interest income on portfolio securities to $0 in 2005 from $282,000 in 2004.

Prior to the appointment of the Adviser as the Fund’s adviser effective June 30, 2005, it paid a management compensation fee to ECMC equal to 2% of net assets quarterly in arrears. Management compensation fees under this arrangement totaled $1.7 million and $1.4 million in 2005 and 2004, respectively. The increase in 2005 resulted from an increase in the valuation of the Fund’s investment in Champion, which materially increased the aggregate fair value of its net assets.

The Fund’s incentive fee expense for 2005 expense was approximately $675,000. The capital gains and unrealized capital depreciation used to calculate this incentive fee were based on the change in the Fund’s portfolio value from March 31, 2005 to December 31, 2005.

Director fees and expenses increased to approximately $386,000 in 2005 as compared to approximately $298,000 in 2004. The Fund realized this increase in director fees and expenses primarily due to more board and committee meetings being held in conjunction with its transition to a new investment adviser. These additional director fees and expenses were also attributable, in part, to the addition of one director position as of June 30, 2005.

The Fund recorded professional fees of approximately $960,000 in 2005 as compared to approximately $586,000 in 2004. This increase was primarily related to legal fees incurred in connection with the change in the Fund’s investment adviser in 2005.

Administrative fees were $250,000 in 2005 as compared to $50,000 in 2004. As described above, this increase in administrative fees for 2005 stemmed primarily from a change in the Fund’s administrator from ECMC to Equus Capital Administration Company, Inc. on June 30, 2005.

Mailing, printing and other expenses were approximately $239,000 in 2005 as compared to approximately $91,000 in 2004. The increase in 2005 as compared to 2004 was primarily due to expenses related to proxy solicitation and printing and mailing related to the change in the Fund’s investment adviser.

The Fund recognized interest expense of approximately $141,000 in 2005 as compared to approximately $281,000 in 2004. This decrease in 2005 as compared to 2004 was due primarily to the fact that the Fund did not borrow under its line of credit in 2005. In April 2004 the Fund used the proceeds from its sale of Strategic Holdings, Inc. to pay off its line of credit in full. The interest expense that the Fund incurred in 2005 was primarily attributable to margin interest expense for borrowings of U.S. Treasury bills at the end of each quarter.

On November 14, 2001, the Fund issued options to acquire a total of 990,000 shares at $7.69 per share (the market price on the date of grant) to its officers. These options included dividend equivalent rights. The Fund terminated this stock option plan on June 30, 2005 in connection with its change of investment advisers. Under accounting principles generally accepted in the United States, the Fund must account for stock options using variable plan accounting. Such accounting principles resulted in the Fund recognizing non-cash compensation expense (benefit) of approximately $553,000 in 2005 as compared to approximately ($290,000) in 2004. The change in 2005 as compared to 2004 resulted from fluctuations in the price of the Fund’s common stock. In 2005, the market price per share of common stock increased from $7.71 on January 1, 2005 to $8.25 at June 30, 2005 (the date on which the stock option plan was cancelled). In 2004, the market price per share of common stock decreased from $8.05 at January 1, 2004 to $7.71 as of December 31, 2004.

At the date of termination of the Fund’s stock option plan, all options that were “in the money” vested fully. On June 30, 2005, five officers and seven directors of the Fund exercised options to purchase 869,900 shares. This number of shares comprises all stock options having an exercise price less than the $8.38, which was the market price on June 14, 2005, the applicable valuation date under the stock option plan. The Fund received $6.7 million in cash as a result of the exercise of these options. Of the 869,900 shares exercised, 170,673 were not fully vested and in the money. The remainder of the stock options, whose exercise price was greater than the $8.38 market price at June 14, 2005, were suspended and cancelled in accordance with an agreement between the Fund and each officer and director.

The Fund’s franchise taxes and excise taxes for 2005 were approximately $211,000 as compared to approximately $90,000 for 2004. Excise taxes for 2005 were $0. In the third quarter of 2004, we recognized an approximate $37,000 credit to excise tax expense in connection with the reversal of an accrual from the prior year. Franchise taxes increased in 2005 primarily due to an increase in Texas franchise taxes as the Fund derived a larger percentage of its income derived from Texas-based companies.

In August 2005, the Fund paid the Special Administrative Fee (as described above) in an amount of $535,000.

As a result of the factors discussed above, the Fund’s net investment income (loss) after expenses amounted to ($3.1) million and $3.7 million for 2005 and 2004, respectively.

Summary of New and Follow-On Investments

Year Ended December 31, 2006

During the twelve months ended December 31, 2006, the Fund invested $11,111,974 in two new companies (RP&C and HealthSPAC) and nine follow-on investments in nine portfolio companies, including $1,251,653 in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes.

For the twelve months ended December 31, 2006, the Fund received an additional 2,326 shares amounting to $232,600 of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends. In addition, Sovereign elected to convert $91,394 of accrued interest into the balance of the 15% promissory notes due to the Fund.

As of December 31, 2006, the Fund had made a total of three investment calls in RP&C International Investments LLC (“RP&C”) amounting to $1,295,586. On September 22, 2006, the Fund made its first investment in RP&C for $327,560. Then in the fourth quarter of 2006, the Fund made two more investments in RP&C amounting to $394,796 and $573,230 respectively. These investments followed an August 4, 2006 commitment agreement where, Equus subscribed to acquire an interest in RP&C International Investments LLC (“RP&C”). RP&C is a fund that invests in nursing and residential care homes in Europe and the subscription commitment obligates Equus to invest up to $11.1 million in RP&C. See subsequent events where the Fund made its fourth investment into RP&C for approximately $2 million.

On December 11, 2006, the Fund made a $40,000 new investment for a 40% initial member’s interest into HealthSPAC, LLC (“HealthSPAC”) and also made a commitment to spend up to $5,000,000 in HealthSPAC.

On November 29, 2006, the Fund made a $200,000 follow-on investment for an 8% promissory note into Riptide Entertainment, LLC (“Riptide”) with a maturity date of November 29, 2011. On April 18, 2006, the Fund made a follow-on investment into Riptide of $300,000 for an 8% promissory note with a maturity date of April 18, 2011. The investment is to be used for the exclusive, worldwide license to use the trade name “Dick Clark’s American Bandstand” in the production of live musical celebrity tribute shows.

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

For the twelve months ended December 31, 2006, the Fund recorded $893,140 as amortization of original issue discount on the Fund’s two non-interest bearing notes receivable from ConGlobal Industries, Inc. One note is through the Fund’s 100% wholly-owned subsidiary, CCI-ANI Finance, LLC (“CCI-ANI”) and the original issue discount amounted to $682,984, while the remainder of $210,156 was amortization of original issue discount for a receivable owed directly to the Fund from ConGlobal Industries, Inc.

For the twelve months ended December 31, 2006, the Fund recorded $109,070 and $87,534 as amortization of premium related to the purchase of interest bearing promissory notes at Cedar Lodge Holdings, Inc. and Creekstone Florida Holdings, LLC.s, Inc., respectively.

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

Year Ended December 31, 2005

During the year ended December 31, 2005, the Fund invested $5,007,640 in three new companies and made follow-on investments of $2,227,129 in six portfolio companies. These follow-on investments include including $910,419 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes.

For the year ended December 31, 2005, the Fund received an additional 2,128 shares of preferred stock valued at $212,800 of Sovereign in dividends, respectively. In addition, Sovereign elected to convert $182,248 of accrued interest into the balance of the 15% promissory notes due to the Fund.

As of December 31, 2005, $95,726 of accrued interest receivable was added to the cost balance of the notes receivable from Equicom.

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

On November 30, 2005, the Fund invested an additional $150,000 into Vanguard, pursuant to a $3,000,000 commitment made in June 2000. Note that Vanguard was sold to Montauk Partners in December 2005.

In May, 2005, the Fund invested an additional $97,500 into Sternhill, pursuant to a $2,550,000 commitment made in March 2000. Note that Sternhill was sold to Montauk Partners in December 2005.

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

Year Ended December 31, 2004

During the year ended December 31, 2004, the Fund made follow-on investments of $8,570,876 in eight portfolio companies, including $3,753,240 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes.

On February 24, 2004, the Fund exercised warrants in Champion and acquired 10,000 shares of common stock for $71,800.

For the year ended December 31, 2004, the Fund received an additional 1,946 and 381,150 shares of preferred stock valued at $194,600 and $381,150 of Sovereign and PalletOne in dividends, respectively. In addition, Sovereign elected to convert $316,270 of accrued interest into the balance of the 15% promissory notes due to the Fund.

On January 12, 2004 the Fund advanced $75,000 to Equicom pursuant to a 10% promissory note. On September 24, 2004, the Fund paid $1,038,342 to Equicom’s senior debt holder, to acquire their senior note. As of December 31, 2004, $1,713,204 of accrued interest receivable was added to the cost balance of the notes receivable from Equicom.

In March and December 2004 the Fund invested an additional $300,000 each (aggregate $600,000) into Vanguard, pursuant to a $3,000,000 commitment made in June 2000.

In March 2004 the Fund exchanged its investment in Turfgrass America, Inc. for 1000 shares of common stock of Turf Grass Holdings, Inc. the Fund transferred $900,000 of accrued interest and $49,632 of the cost of the original Turfgrass investment into the cost of the new investment in Turf Grass Holdings, Inc. On July 12, 2004, the Fund made a follow-on investment into Turf Grass of $10,000 in cash.

In June and December 2004, the Fund invested an additional $150,000 and $105,000, respectively, in Sternhill pursuant to a $2,550,000 commitment made in March 2000.

On September 3, 2004, Container Acquisition, Inc. and Global Intermodal Systems completed a merger, with the surviving entity changing its name to ConGlobal Industries, Inc. The Fund sold a portion of its former investment in Container Acquisition and exchanged the rest for a new subordinated promissory note with a face value of $3,265,762 (which was recorded net of original issue discount at a cost of $2,648,791), and 23,027,303 additional shares of ConGlobal common stock. The Fund also acquired all of the other member’s interest in CCI-ANI, which holds a subordinated promissory note receivable from ConGlobal with a face value of $2,734,238, recorded net of original issue discount of $516,555.

Of the companies in which the Fund has investments as of December 31, 2004, only ENG is publicly held. The others each have a small number of stockholders and do not generally make financial information available to the public. However, each company’s operations and financial information are reviewed by Management to determine its valuation of the Fund’s investment. See “– Valuation.”

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2006

During 2006, the Fund realized net capital gains of $19.0 million, as follows:

•	sold 1,410,000 shares of common stock and 10,000 warrants in Champion for $28.3 million, realizing a capital gain of $27.0 million;

•	sold a portion of its ownership in Alenco Window Holdings, LLC, which was held in escrow pending a final accounting for the transaction, for $428,000, realizing a capital gain of $428,000;

•	realized increased the value of the escrow account of Strategic Holdings, Inc. for a capital gain of $190,000;

•	sold a portion of its escrowed ownership interest in Doane PetCare Enterprises, Inc. for approximately $1,034,000, realizing a capital gain of $1,034,000;

•	received proceeds of $3.0 million from its investment in Equicom, Inc., realizing a capital loss of $10.3 million;

•	sold 35,000 shares of preferred stock and 63,637 warrants in Jones Industrial Holdings, Inc. for $4.6 million, realizing a capital gain of $1.1 million;

•	sold its investment in CMC Investments, LLC for $56,075, realizing a capital loss of $469,000.

•	realized other capital gains of $45,000 and a short-term capital gain of $27,000 on sales of U.S. Treasury Bills.

Year Ended December 31, 2005

During 2005, the Fund realized a net capital gain of $1.2 million from the sale or disposition of its investments in portfolio companies as follows:

•	sold 1,943,598 shares of common stock in Doane PetCare Enterprises, Inc., realizing a capital gain of $2.0 million;

•	sold 3% limited partnership interests in Sternhill Partners I, LP, realizing a capital loss of $1.9 million;

•	sold 1.3% limited partnership interest in Vanguard Ventures VII, LP, realizing a capital loss of $1.2 million;

•	sold 1,033,456 shares of EnGlobal, Inc. common stock, realizing a capital gain of $1.9 million;

•	adjusted the Alenco Holding Corp. escrow account, which resulted in a $115,000 capital gain; and

•	adjusted the Strategic Holdings, Inc. escrow account, which resulted in a $331,000 capital gain.

In addition, the Fund realized a net short-term capital gain of $31,000 from the purchase and sale of U.S. Treasury Bills during 2005.

Year Ended December 31, 2004

During the year ended December 31, 2004, the Fund realized a net capital loss of $5.5 million from the sale or disposition of securities in portfolio companies as follows:

•	exchanged its investment in Turfgrass America, Inc for an investment in a new entity, Turf Grass Holdings, Inc., and realized a capital loss in the exchange of $6.0 million;

•	sold 1,337,795 shares of ENGlobal common stock, realizing a capital gain of $95,000;

•

received proceeds of $10.6 million, including $385,000 as the estimated fair value to be received from amounts held in escrow, from the sale of the Fund’s investment in Alenco Holding Corp. and distributions from Alenco Window Holdings LLC, realizing a net capital gain of $10.6 million;

•

received proceeds of $14.2 million, including $2.3 million as the estimated fair value to be received from amounts held in escrow, from the sale of the Fund’s investment in Strategic Holdings Inc. and SMIP, realizing a net capital gain of $212,000;

•	received proceeds of $100,000 from an investment in warrants related to the Fund’s former investment in Carruth-Doggett, realizing a capital gain of $100,000;

•	received proceeds of $72,000 from Milam Enterprises, LLC relating to the Fund’s former investment, realizing a capital gain of $72,000; and

•

sold a portion of and exchanged the balance of the Fund’s investment in Container Care International for securities of ConGlobal Industries, Inc. (formed from the merger of Container Care International and Global Intermodal Systems), realizing a capital loss of $8.9 million: and

•	wrote off the Fund’s investment in American Trenchless Technology, LLC, realizing a capital loss of $1.6 million.

In addition, the Fund realized a net short-term capital gain of $3,500 from the purchase and sale of U.S. Treasury Bills during 2004.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2006

During 2006, the Fund recorded an increase in net unrealized depreciation on investments of $4.8 million from a net unrealized appreciation position of $14.0 million to a net unrealized appreciation position of $9.3 million. This increase in depreciation resulted primarily from the transfer of $27.0 million and $1.1 million in net unrealized appreciation to net realized appreciation in connection with the Fund’s investment in Champion and Jones Industrial Holdings, Inc., respectively. This increase in depreciation also resulted from the transfer of approximately $0.4 million and $1.0 million in net unrealized appreciation to net realized appreciation for escrow accounts related to the disposition of Alenco Window

Holdings, LLC and Doane PetCare Enterprises, Inc., respectively. These increases were partially offset by the Fund’s transfer of $10.3 million and $0.5 million in net unrealized depreciation to net realized depreciation related to the sale of Equicom, Inc. and CMC Investment, LLC, respectively. The Fund had additional decreases in unrealized depreciation due to increases in the estimated fair value of eight of its portfolio companies aggregating $14.1 million. This change was primarily comprised of PalletOne, Inc., The Drilltec Corporation and ConGlobal Industries, Inc. resulting from improved operating performances by these companies. We had additional increases in unrealized depreciation, which resulted from decreases in the estimated fair value of two portfolio companies, amounting to $0.1 million.

Year Ended December 31, 2005

During 2005, the Fund’s net unrealized appreciation on investments increased by $18.6 million from a net unrealized depreciation position of $4.6 million to net unrealized appreciation of $14.0 million. This increase in unrealized appreciation was due to the Fund’s sale of ENGlobal and Doane PetCare Enterprises, which transferred $3.9 million of unrealized appreciation for 2004 into realized gains for 2005. This improvement was partially offset by the transfer of $3.1 million in unrealized depreciation to realized capital losses from the sale of the Fund’s two venture capital funds, Sternhill Partners I, L.P. and Vanguard Ventures VII, L.P. The Fund had additional increases in unrealized appreciation, which resulted from increases in the estimated fair value of eight of its portfolio companies aggregating $22.9 million. Of this amount, Champion accounted for $12.7 million, Doane PetCare Enterprises accounted for $6.5 million and Spectrum Management LLC accounted for $2.5 million. The Fund also had additional decreases in unrealized appreciation. These decreases resulted from decreases in the estimated fair value of six of the Fund’s portfolio companies aggregating $3.5 million, with the two largest decreases in ConGlobal Industries, Inc. accounting for $1.4 million, and Equicom, Inc., accounting for $957,000.

Year Ended December 31, 2004

Net unrealized depreciation on investments decreased by $3.0 million during 2004, from $7.6 million to $4.6 million. This decrease in unrealized depreciation was due to a decrease in estimated fair value of five of the Fund’s portfolio companies of $9.9 million, offset by an increase in estimated fair value of securities of five of its portfolio companies and the Fund’s two venture capital fund investments of $6.5 million. The Fund also had transfers of $8.2 million from net unrealized appreciation to realized gains in connection with the sale of Alenco and the transfer of $14.6 million from net unrealized depreciation to realized losses in three portfolio companies.

Portfolio Companies

During 2006, the Fund invested $11.1 million in two new companies and nine follow-on investments in nine companies, including $1.3 million in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes. As of December 31, 2006, the Fund had active investments in the following entities or portfolio companies:

Alenco Window Holdings, LLC (Formerly Reliance Window Holdings, LLC)

Alenco Holding Corporation, or Alenco, was formed to purchase certain assets of Reliant Building Products, Inc., or Reliant, pursuant to a plan of reorganization confirmed in bankruptcy court in 2001. Alenco manufactures aluminum and vinyl windows in two plants, one in Bryan, Texas and one in Peachtree City, Georgia, for single and multi-family residential purposes. Alenco Window Holdings, LLC, or AWH, was formed to acquire the senior secured debt of Reliant, which it exchanged for notes receivable from and an equity interest in Alenco. AWH holds cash and the right to receive proceeds of up to $1,968,000 from a cash escrow account set up upon the sale of Alenco in May 2004. The escrow funds are subject to claims that may be made related to the representations and warranties in the Alenco sale agreement. AWH has valued the escrow receivable at $316,000 as of December 31, 2006. As of December 31, 2006, the Fund’s investment was valued at $91,815 with no cost and consisted of a 32.25% membership interest.

The Bradshaw Group

The Bradshaw Group provides innovative printing solutions primarily for customers in need of high-speed mass printings. The Fund’s initial investment in The Bradshaw Group consisted of 1,335,000 shares of preferred stock, a warrant to purchase 2,229,450 shares of common stock at a purchase price of $0.01 per share which would have expired in May 2008, a promissory note in the amount of $460,000 with a stated annual interest rate of 15% and a promissory note in the amount of $398,000 which bore a stated annual interest rate equal to the prime rate (as defined therein) plus 4%. Following an October

18, 2006 decision to exchange the securities for various classes of preferred stock, the Fund’s investment consists of 576,828 shares of Class B preferred stock with a 12.25% paid in-kind dividend, 38,750 shares of Class C preferred stock with no dividend rights, 788,649 shares of Class D preferred stock with a 15% paid in-kind stock dividend, 2,218,109 shares of Class E preferred stock with an 8% paid in-kind stock dividend and 2,229,450 warrants to purchase common stock at a purchase price of $0.01 per share which expires in May 2008. This package of investments represents a fully diluted equity interest in The Bradshaw Group of approximately 18%. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of The Bradshaw Group.

Cedar Lodge Holdings, Inc.

Cedar Lodge Holdings, Inc. is a wholly owned subsidiary of the Fund. The Fund formed Cedar Lodge as a vehicle for investing in a real estate development project in Baton Rouge, Louisiana which, the Fund understands, plans to convert apartments into condominiums. As of December 31, 2006, the Fund’s investment consisted of 5,000 shares of common stock, par value $1.00 per share, amounting to $500,000, a subordinated loan with an outstanding principal amount of $1.8 million and $34,000 in organization costs. The maturity date of the loan is February 21, 2008. This loan requires mandatory prepayments of principal when Cedar Lodge Holdings achieves certain sale targets. Certain affiliates of the real estate developer have executed guaranty and indemnity agreements to ensure, collectively, that the Fund receives at least a 30% return on the Fund’s investment in these securities. In early August 2006, the Fund received payments of $2.7 million in principal and interest on its promissory note with Cedar Lodge Holdings, Inc., based on condominium sales activity. Sam P. Douglass, Co-chairman of the Fund’s board of directors, serves as a director of Cedar Lodge Holdings.

ConGlobal Industries Holding, Inc. and Affiliates

ConGlobal Industries Holding, Inc. (“ConGlobal”) provides logistics and maintenance services to owners and lessees of international shipping containers. As of December 31, 2006, the Fund’s investment in ConGlobal consisted of 24,397,303 shares of common stock, and a subordinated promissory note with an initial cost of $3.1 million ($3.3 million face amount, less original issue discount of approximately $148,000). The Fund believe its investment in ConGlobal represents a fully diluted equity interest of approximately 29.8%. During 2006, the Fund recorded significant improvement in the valuation of ConGlobal, with an increase in unrealized appreciation of $5.4 million on its investments in ConGlobal, CCI-ANI, JLM and JLM Equipment.

In 2002, subsequent to its initial investment in ConGlobal, the Fund formed CCI-ANI Finance for the purpose of making a follow-on investment in ConGlobal by purchasing a subordinated seller note from a former owner of Container-Care International, an affiliate of ConGlobal. The Fund owned 100% of CCI-ANI Finance through 2005. As of December 31, 2006, the Fund valued its ownership interest in CCI-ANI Finance at approximately $2.6 million, which is its cost basis in the securities.

The Fund also made a $1.0 million follow-on investment in ConGlobal in June 2005. This investment took the form of a 66.67% member’s interest in J.L. Madre, a holding company affiliate of ConGlobal. Members of ConGlobal’s management team purchased other member’s interests in J.L. Madre for $500,000. The Fund’s $1.0 million investment also included the purchase of a 10% senior participating note issued by J.L. Madre. This promissory note is scheduled to mature in September 2007. At December 2006 the Fund valued its investment in J.L. Madre at approximately $1.034 million with a cost of $1.0 million. In December 2005 the Fund made a follow-on investment of $69,210 in ConGlobal through the purchase of a 28.82% member’s interest in J.L. Madre Equipment, an entity formed for the purpose of leasing equipment to ConGlobal. At December 2006, the Fund valued its investment in J.L. Madre Equipment at approximately $117,000 and a cost of $69,210. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of ConGlobal and its affiliates.

Creekstone Florida Holdings, LLC

Creekstone Florida Holdings, LLC was the Fund’s first investment in the real estate market. The Fund formed this investment vehicle for the purpose of holding its investment in the Creekstone Island Reserve condominium development project, which, upon completion, is expected to include 299 condominium homes and townhomes. As of December 31, 2006, the Fund’s investment in Creekstone Florida Holdings consisted of a 17% subordinated promissory note and related investment costs. Creekstone Florida Holdings has guaranteed at least two years of interest on this note. At maturity, the terms of the note provide that the Fund will receive additional interest based upon a percentage of gross revenue generated by Creekstone’s Island Reserve project in excess of an agreed upon threshold, until such time as the Fund receives the greater of (1) $280,000 or (2) an amount which would result in the Fund receiving an effective interest rate of 19.8% on its initial loan.

The Drilltec Corporation

Drilltec provides thread protectors and packaging for premium tubular goods, drill pipe and line pipe used primarily in the oil and gas industry. As of December 31, 2006, the Fund’s investment in Drilltec was valued at $3 million with a cost of $1 million and consisted of a promissory note with a stated annual interest rate equal to the prime rate (as defined therein) plus 9.75%. The Fund’s investment in Drilltec represents an approximate 63% fully-diluted equity interest. Gary Forbes, a Senior Vice President of the Fund, serves on Drilltec’s board of directors.

HealthSPAC, LLC

HealthSPAC, LLC was formed to develop special purpose acquisition companies, or SPACs, focused on healthcare opportunities. HealthSPAC will identify specific industry opportunities within the healthcare sector that it believes can thrive under the SPAC financing model, with an emphasis on cash generation and opportunity for growth. The Fund has made an investment commitment of up to $5 million. As of December 31, 2006, the Fund’s investment in HealthSPAC consisted of a 40% membership interest with a value of $40,000. Sam P. Douglass, Co-chairman of the Fund’s board of directors and Ken Denos, an Executive Vice President and Secretary of the Fund serve as directors of HealthSPAC.

Mr. Douglass and Mr. Denos serve as directors of HealthSPAC.

PalletOne, Inc.

The Fund understands that PalletOne, Inc. (“PalletOne”) is the largest wooden pallet manufacturer in the United States, operating 14 facilities in ten states. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis. As of December 31, 2006, the Fund’s investment in PalletOne consisted of 350,000 shares of common stock. These securities represent a fully diluted equity interest of approximate 21% of PalletOne. The Fund sold its investment in 4,192,650 shares of preferred stock of PalletOne in October 2006 for $4.2 million. In 2006, the Fund received cash dividend payments from PalletOne in an aggregate amount of approximately $314,000. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of PalletOne.

Riptide Entertainment LLC

Riptide Entertainment LLC (“Riptide”) was formed to develop, own and operate “Ripley’s Believe It or Not” museum franchise locations throughout the world. In addition, Riptide, which is in an early stage of development, intends to develop, own and operate other family entertainment properties. As of December 31, 2006, the Fund’s investment in Riptide Entertainment had a cost and value of approximately $1,065,000, which consisted of a promissory note having a principal amount of $500,000 and a stated annual interest rate of 8%, together with an investment of $64,667 in the form of a 64.67% member’s interest in Riptide Entertainment, 300,000 for an 8% promissory note to be used for the exclusive, worldwide license to allow use of the trade name “Dick Clark’s American Bandstand” in the production of live musical celebrity tribute shows, and $200,000 for an 8% promissory note. Anthony R. Moore, Chairman, President and Chief Executive Officer of the Fund, and Gary Forbes, a Senior Vice President of the Fund, serve as directors of Riptide. See subsequent events, where an additional $360,000 follow-on investment was made to Riptide on February 16, 2007.

RP&C International Investments LLC

On August 11, 2006, the Fund committed to invest up to $11.1 million to acquire a 17.2% equity interest in RP&C International Investments LLC (“RP&C”). RP&C is an investment fund formed for the purpose of investing in mezzanine loans or preferred equity interests to be issued by nursing and residential care homes in the United Kingdom or Germany. Each eligible facility must be fully licensed, receive its cash flow directly or indirectly from governmental or government-supported sources in such jurisdictions and meet certain other operating criteria. This fund’s investments in facilities are expected to have a term of one to four years, yield at least 9% per annum and benefit from a pledge of the equity in such facilities and various operating covenants and conditions. The Fund understands that the total commitment to RP&C from all sources will be approximately $60 million. As of December 31, 2006, the Fund’s investment in RP&C represents an approximate 17% member’s interest and consisted of a $1.3 million loan that is scheduled to earn interest at 9% payable quarterly in arrears. Anthony R. Moore, Chairman, President and Chief Executive Officer of the Fund and Ken Denos, an Executive Vice President and Secretary of the Fund, serve on the Investment Committee of RP&C. See subsequent events, where on January 11, 2007 an additional approximate $2.0 million investment was made to RP&C.

Sovereign Business Forms, Inc.

Sovereign Business Forms, Inc. (“Sovereign”) was founded in 1996 to consolidate the highly fragmented, wholesale business forms industry. Today, the Fund understands that Sovereign is one of the ten largest manufacturers and wholesalers of custom business forms in the United States. Sovereign operates five businesses with a combined market reach covering much of the central and eastern United States, Texas and Louisiana. As of December 31, 2006, the Fund’s investment in Sovereign consisted of 27,312 shares of preferred stock, promissory notes having an aggregate principal amount of approximately $4,938,000 and bearing interest at an annual rate of 15%, and warrants to purchase up to 551,894, 25,070 and 273,450 shares of common stock of Sovereign at purchase prices of $1.00, $1.25 and $1.00 per share, respectively. The Fund believes its investment represents a fully diluted equity interest in Sovereign of approximately 31%. As of December 31, 2006, the Fund’s investment in Sovereign comprised in excess of 5% of its total net assets. The business forms industry is mature and highly competitive. For 2006, the Fund received dividends in the form of an additional 2,326 shares of preferred stock of Sovereign, to which Sovereign ascribed a value of $232,600. Gary Forbes, a Senior Vice President of the Fund, serves on Sovereign’s board of directors.

Spectrum Management, LLC

Spectrum Management, LLC (“Spectrum”) uses proprietary electronic tracking equipment and software, and a full suite of custom services to help client organizations mitigate the effects of bank robbery. This equipment and software also benefit law enforcement agencies by reducing the occurrence of robberies and by assisting in the apprehension of perpetrators. As of December 31, 2006, the Fund’s investment in Spectrum Management consisted of 285,000 units of Class A equity interest, a 16% subordinated promissory note in the amount of approximately $1,304,000 and a 16% subordinated promissory note in the amount of approximately $386,000 due May 28, 2011. The Fund believes its investment in Spectrum Management represents a fully diluted equity interest of approximately 79%. As of December 31, 2006, the Fund’s investment in Spectrum Management comprised in excess of 5% of the Fund’s total net assets. Spectrum Management has a diverse customer base and its competition is limited. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of Spectrum Management.

Turf Grass Holdings, Inc. (Formerly Turfgrass America, Inc.)

Turfgrass America was formed for the purpose of acquiring several companies which grow and market warm season turf grass, including Milberger Turf Farms and the Thomas family. As of December 31, 2006, the Fund’s investment consisted of 1,000 shares of common stock of Turf Grass Holdings, which is wholly-owned by the Fund and which owns little or no fully diluted equity interest in Turfgrass. The Fund expects to write-off Turfgrass in 2007. Sam P. Douglass, Co-chairman of the Fund’s board of directors serves as a director of Turfgrass.

Off Balance Sheet Arrangements

As of December 31, 2006 and 2005, the Fund did not have any off-balance sheet liabilities that are reasonably likely to have a current or future material effect on the Fund’s financial condition, other than the investment advisory and management agreement and the administration agreement, which are described below.

Contractual Obligations

The Fund has entered into five contracts under which it expects to have material future commitments, the Advisory Agreement between the Fund and the Adviser, pursuant to which the Adviser has agreed to serve as the Fund’s investment advisor; the Administration Agreement between the Fund and the Administrator, pursuant to which the Administrator has agreed to furnish the Fund with the facilities and administrative services necessary to conduct the Fund’s day-to-day operations and to provide managerial assistance on its behalf to portfolio companies to which the Fund is required to provide such assistance; the subscription agreement with RP&C International, pursuant to which the Fund agreed to invest up to $11.1 million in debt securities to be issued by RP&C International; the Fund’s agreement with HealthSPAC, LLC to invest $5.0 million in such entity; and the Fund’s agreement with Kopelson Entertainment Company to invest $5.0 million in such entity. See “– Portfolio Companies.” For a discussion of the material terms of the Advisory Agreement and the Administration Agreement, see “—Overview – Expenses” and “Advisory and Administration Fees.” Each of these contracts may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

Dividends

The Fund declared two dividends in 2006 totaling $2.625 per share. The 2006 dividends were 100% qualifying with $1.769 per share classified as ordinary income dividends and $0.856 per share classified as a capital gain distribution. The Fund did not declare any dividends for 2005. The Fund declared a dividend of $3.6 million, or $0.57 per share, during 2004, all of which were classified as qualifying dividend income. The Fund paid the 2004 dividend in additional shares of common stock or in cash by specific election made by each stockholder in December 2004. The Fund paid $1.6 million in cash and issued 260,719 additional shares of stock at $7.56 per share in January 2005 in connection with this dividend. The 260,719 shares of stock were included in the Fund’s total outstanding shares as of December 31, 2004.

Common Stock Repurchases

There were no common stock repurchases in 2006 or 2005. In May through November 2004, the Fund repurchased 381,700 shares of its common stock in the open market for $3.0 million. the Fund purchased these shares at an average discount of approximately 27% from net asset value. The Fund estimates that these transactions effectively added approximately $0.18 per share to the net asset value of its outstanding shares of common stock.

Note Settlement

In order to resolve issues surrounding transactions related to loans to officers for the exercise of stock options in 1997, the Fund issued releases from claims to three officers and one former officer in consideration of their payment to the Fund of an aggregate of $630,000 in cash in November and December 2004. These payments had the effect of adding approximately $0.10 per share to the net asset value of the Fund’s outstanding shares of common stock. Also in December 2004, upon the recommendation of a special committee of the Fund’s board of directors and receipt of a fairness opinion, the Fund agreed to accept the return of options to purchase 198,000 shares of the Fund’s common stock at $7.69 per share from a former officer in lieu of a cash payment of $187,000 in exchange for a similar release. In connection with the resolution of this matter, the Fund issued a release to one additional former officer in consideration of his payment to the Fund of $23,000 in March 2005.

Subsequent Events

On January 4, 2007, the Fund sold U.S. Treasury Bills for $30.0 million and repaid its year-end margin loan.

On January 11, 2007, the Fund invested an additional $2.0 million in RP&C International Investments LLC.

On January 30, 2007, the Fund invested $5.0 million in Equus Media Development Company, LLC, a 100% wholly owned subsidiary that will fund the development of certain literary properties as the basis for feature-length theatrical motion pictures to be produced by Arnold Kopelson of Kopelson Entertainment Company.

On January 31, 2007, the Fund’s shareholders approved an amendment to the Fund’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 shares.

On February 16, 2007, the Fund invested $360,000 as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note. This investment is expected to fund the Ripley’s Believe It or Not museum franchise location at Times Square in New York, New York.

On February 16, 2007, the Fund announced the declaration of a first quarter dividend of $0.125 per share in accordance with its managed distribution policy. This dividend is payable on March 30, 2007 to shareholders of record as of February 26, 2007. The dividend will be payable in shares of common stock or in cash by specific election of the shareholders, and such election must be made by March 22, 2007. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2007, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

On February 27, 2007, the Fund received proceeds of $106,000 from the escrow account balance of Doane PetCare Enterprises, Inc., which it sold in October 2005. The Fund recorded an escrow receivable and realized gain of $106,000 as of December 31, 2006.

On March 12, 2007, the Fund invested $150,000 in HealthSPAC, LLC. This investment represents the first capital call, where there is a total commitment of $5,000,000. The Fund had previously invested $40,000 to acquire a 40% member’s interest. After this $150,000 investment there is a remaining commitment of $4,810,000 on HealthSPAC.

On March 22, 2007, the Fund’s shareholders approved a proposal authorizing the Fund to offer and sell, or to issue rights to acquire shares of its common stock at a price below the net asset value of such stock.

For the period from January 1 through March 23, 2007, the Fund received approximately $2 million in principal and interest on its promissory note with Cedar Lodge Holdings, Inc. based on condominium sales activity by the portfolio company.

On March 29, 2007, the Fund paid first quarter cash dividends in the amount of approximately $566,000. These funds were paid in accordance with the quarterly dividend policy.

Item 7A.	Quantitative and Qualitative Information About Market Risk

The Fund is subject to financial market risks, including changes in interest rates with respect to investments in debt securities and outstanding debt payable, as well as changes in marketable equity security prices. In the future, the Fund may invest in companies outside the United States, including in Europe and Asia, which would give rise to exposure to foreign currency value fluctuations. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on investments is generally not affected by foreign currency fluctuations.

The Fund’s investments in portfolio securities consist of some fixed-rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly affect interest income. In addition, changes in market interest rates are not typically a significant factor in the determination of fair value of these debt securities, since the securities are generally held to maturity. The Fund determines their fair values based on the terms of the relevant debt security and the financial condition of the issuer.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc. (formerly Equus II Incorporated):

We have audited the accompanying balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2006 and 2005, and the selected per share data and ratios for the years ended December 31, 2006 and 2005. These financial statements and selected per share data and ratios are the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the financial statements include investments in portfolio securities valued at $42,626,576 and $65,134,527 (46% and 70.3% of net assets) as of December 31, 2006 and 2005, respectively, whose values have been estimated by the Adviser and approved by the Board of Directors of Equus Total Return, Inc. in the absence of readily ascertainable market values. Those estimated values may differ materially from the values that would have been used had a ready market for the securities existed.

/s/ UHY LLP
UHY LLP

Houston, Texas
March 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Equus Total Return, Inc. (formerly Equus II Incorporated):

In our opinion, the accompanying statements of operations and cash flows and the selected per share data and ratios present fairly, in all material respects, the results of operations and cash flows for Equus Total Return, Inc. (formerly Equus II Incorporated) (a Delaware corporation) for the year ended December 31, 2004 and financial highlights for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements and selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Houston, TX

March 21, 2005

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Investments in portfolio securities at fair value (cost $33,334,824 and $51,091,265, respectively)	$42,626,576	$65,134,527
Restricted cash & temporary investments, at cost which approximates fair value	30,278,588	50,445,006
Cash	171,150	67,470
Temporary cash investments, at cost which approximates fair value	51,327,938	25,578,157
Accounts receivable	146,885	49,654
Accrued interest and dividends receivable due from portfolio companies	527,877	502,151
Deferred Cost	584,265	—
Escrowed receivables, at fair value	202,980	2,207,333

Total assets	$125,866,259	$143,984,298

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$229,535	$298,357
Due to adviser	2,422,061	1,138,053
Borrowing under margin account	29,978,800	49,945,550

Total liabilities	32,630,396	51,381,960

Commitments and contingencies

Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,164,249 and 7,376,592 shares outstanding, respectively	8,164	7,377
Additional paid-in capital	97,385,267	91,456,960
Undistributed net investment losses	(22,703,320)	(3,146,578)
Undistributed net capital gains (losses)	9,254,000	(9,758,683)
Unrealized appreciation of portfolio securities, net	9,291,752	14,043,262

Total net assets	$93,235,863	$92,602,338

Net assets per share	$11.42	$12.55

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Investment income:
Interest income from portfolio securities	$3,647,550	$1,389,765	$1,832,942
Dividend income from portfolio securities	547,048	632,065	4,184,603
Interest from temporary cash investments	1,821,578	504,831	148,223
Other income	—	3,334	30,000

Total investment income	6,016,176	2,529,995	6,195,768

Expenses:
Management fee	1,752,438	1,713,870	1,382,680
Incentive fee	1,955,882	675,041	—
Director fees and expenses	440,861	386,409	298,087
Professional fees	1,020,239	960,296	586,286
Administrative fees	450,000	250,000	50,000
Mailing, printing and other expenses	226,792	238,737	91,000
Interest expense	156,554	141,099	281,057
Compensation expense (benefit)	—	552,760	(290,035)
Excise tax	—	—	(37,332)
Franchise taxes	115,376	210,994	127,682
Special administrative fee	—	535,000	—

Total expenses	6,118,142	5,664,206	2,489,425

Net investment (loss) income	(101,966)	(3,134,211)	3,706,343

Net realized gain (loss) on portfolio securities	19,012,682	1,237,470	(5,473,638)

Net unrealized appreciation (depreciation) of portfolio securities:
End of year	9,291,752	14,043,262	(4,573,310)
Beginning of year	14,043,262	(4,573,310)	(7,576,155)

Net change in unrealized (depreciation) appreciation of portfolio securities	(4,751,510)	18,616,572	3,002,845

Net increase in net assets resulting from operations	$14,159,206	$16,719,831	$1,235,550

Net increase in net assets from operations per share:
Basic	$1.78	$2.41	$0.19

Diluted	$1.78	$2.41	$0.19

Weighted average shares outstanding, in thousands
Basic	7,949	6,948	6,462

Diluted	7,949	6,948	6,474

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Operations:
Net investment income (loss)	$(101,966)	$(3,134,211)	$3,706,343
Net realized gain (loss) on portfolio securities	19,012,682	1,237,470	(5,473,638)
Net change in unrealized appreciation (depreciation) of portfolio securities	(4,751,510)	18,616,572	3,002,845

Net increase (decrease) in net assets resulting from operations	14,159,206	16,719,831	1,235,550

Capital share transactions:
Non-cash compensation expense (benefit)	—	565,127	(302,402)
Increase from officers’ notes settlement	—	23,475	629,785
Repurchase of common stock	—	—	(3,008,795)
Dividends declared	(19,454,776)	—	(3,560,205)
Shares issued in dividend	5,929,095	(217)	1,971,045
Options exercised by directors and officers	—	6,694,465	96,125

Increase (decrease) in net assets from capital share transactions	(13,525,681)	7,282,850	(4,174,447)

Increase (decrease) in net assets	633,525	24,002,681	(2,938,897)
Net assets at beginning of year	92,602,338	68,599,657	71,538,554

Net assets at end of year	$93,235,863	$92,602,338	$68,599,657

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from operating activities:
Interest and dividends received	$4,738,798	$1,614,380	$6,167,947
Cash paid to adviser, directors, banks and suppliers	(5,000,188)	(4,117,647)	(2,934,726)
Purchase of portfolio securities	(9,860,321)	(6,324,351)	(2,048,076)
Proceeds from dispositions of portfolio securities	44,029,049	10,957,876	25,230,784
Principal payments from portfolio securities	5,856,401	70,430	2,371,991
Sales of restricted temporary cash investments	20,166,418	(26,226,772)	28,476,968

Net cash (used in) provided by operating activities	59,930,157	(24,026,084)	57,264,888

Cash flows from financing activities:
Advances from bank	—	—	3,034,044
Repayments to bank	—	—	(8,034,044)
Borrowings under margin account	129,868,425	192,849,729	120,970,498
Repayments under margin account	(149,835,175)	(166,882,629)	(148,976,138)
Borrowing (repayment) of note payable	—	—	(1,500,000)
Repurchase of common stock	—	—	(3,008,795)
Dividends paid	(13,525,681)	(1,589,377)	(2,287,194)
Exercise of stock options	—	6,694,465	96,125
Deferred costs	(584,265)	—	—
Payments received on officer notes	—	23,475	629,785

Net cash (used in) provided by financing activities	(34,076,696)	31,095,663	(39,075,719)

Net increase in cash and cash equivalents	25,853,461	7,069,579	18,189,169
Cash and cash equivalents at beginning of year	25,645,627	18,576,048	386,879

Cash and cash equivalents at end of year	$51,499,088	$25,645,627	$18,576,048

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Reconciliation of increase (decrease) in net assets from operations to net cash provided by operating activities:
Net increase in net assets resulting from operations	$14,159,206	$16,719,831	$1,235,550
Adjustments to reconcile increase in net assets from operations to net cash provided by operating activities:
(Gain) loss realized on dispositions of portfolio securities, net	(19,012,682)	(1,237,470)	5,473,638
Decrease (increase) in unrealized appreciation, net	4,751,510	(18,616,572)	(3,002,845)
(Increase) decrease in accrued interest receivable due from portfolio companies	(25,726)	(60,507)	3,814,913
(Increase) decrease in accounts receivable and other	(97,231)	55,310	(89,495)
Accrued interest or dividends exchanged for portfolio securities	(1,251,653)	(910,418)	(3,753,240)
Non-cash compensation expense (benefit)	—	552,760	(290,035)
(Decrease) increase in accounts payable and accrued liabilities	(68,822)	198,744	(140,572)
Increase (decrease) in due to adviser	1,284,008	795,055	(14,694)
Purchase of portfolio securities	(9,860,321)	(6,324,351)	(2,048,076)
Proceeds from dispositions of portfolio securities	44,029,049	10,957,876	25,230,785
Principal payments from portfolio securities	5,856,401	70,430	2,371,991
Sales (purchases) of restricted temporary cash investments	20,166,418	(26,226,772)	28,476,968

Net cash provided by (used in) operating activities	$59,930,157	$(24,026,084)	$57,264,888

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

FOR THE FIVE YEARS ENDED DECEMBER 31, 2006

	2006		2005	2004	2003	2002
Selected per share data:

Investment income	$0.76		$0.36	$0.96	$1.15	$0.48
Expenses	0.77		0.81	0.39	0.60	0.46

Net investment (loss) income	(0.01	)(1)	(0.45)	0.57	0.55	0.02
Net realized gain (loss) on portfolio securities	2.39		0.18	(0.84)	(0.88)	0.13
Net change in unrealized (depreciation) appreciation of portfolio securities	(0.60)		2.68	0.46	(0.35)	(0.15)

Net increase (decrease) in net assets resulting from operations	1.78		2.41	0.19	(0.68)	—

Capital transactions:

Officer’s notes settlement	—		—	0.10	—	—
Dividends declared	(2.63)		—	(0.57)	(0.72)	—
Repurchase of common stock	—		—	0.18	—	—
Dilutive effect of shares issued in common stock dividend and options	(0.28)		(0.40)	(0.17)	(0.14)	—

Net decrease in assets from capital transactions	(2.91)		(0.40)	(0.46)	(0.86)	—

Net (decrease) increase in net assets	(1.13)		2.01	(0.27)	(1.54)	—
Net asset value at beginning of year	12.55		10.54	10.81	12.35	12.35

Net asset value at end of year	$11.42		$12.55	$10.54	$10.81	$12.35

Weighted average number of shares outstanding during year, in thousands	7,949		6,948	6,462	6,244	6,233
Market value per share at end of year	$8.54		$8.93	$7.71	$8.05	$6.64

Selected ratios:

Ratio of total operating expenses to average net assets	6.58%		7.03%	3.55%	5.07%	3.69%
Ratio of net investment (loss) income to average net assets	(0.11)%		(3.89)%	5.29%	4.58%	0.19%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	15.24%		20.74%	1.76%	(5.75)%	0.03%
Total Return	25.03%		15.82%	2.90%	21.23%	(14.76)%

(1)	Net investment loss of ($0.01) is calculated as the net investment loss of $101,966 divided by the weighted average number of shares outstanding during the year of 7,948,839.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2006

Name and Address of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	% of Each Class	Cost of Investment	Fair Value(4)
Alenco Window Holdings, LLC 2727 Allen Parkway 13th Floor Houston, TX 77019	Window Manufacturer	February 2001(5)	Cash and escrowed receivables	32.35%	$0	$91,815

The Bradshaw Group 735 North Plano Rd Richardson, TX 75061	Printing Equipment	May 2000	576,828 Class B Shares 12.25% preferred stock 38,750 Class C shares preferred stock 788,649 Class D shares 15% preferred stock 2,218,109 Class E shares 8% preferred stock	18%	$1,794,546	$250,000
			Warrant to buy 2,229,450 shares of common stock through May 2008		1	1

Cedar Lodge Holdings, Inc 2727 Allen Parkway 13th Floor Houston, TX 77019	Real Estate	December 2005(4)	5,000 shares of common stock	100%	$500,000	$629,041
			18-19.8% promissory note (1)		1,731,464	1,845,931

ConGlobal Industries Holding, Inc. 2777 Allen Parkway Suite 850 Houston, TX 77019	Shipping Containers	February 1997	24,397,303 shares of common stock	29%	$1,370,495	$500,000
			Promissory note(2)		3,117,284	3,117,284
			Member interest in CCI-ANI Finance, LLC (2)		2,609,925	2,609,925
			Member interest (66.7%) in JL Madre, LLC (1)		1,000,000	1,033,774
			Member interest (28.3%) in JL Madre (1) Equipment, LLC		69,210	116,5390

Creekstone Florida Holdings, LLC 2727 Allen Parkway 13th Floor Houston, TX 77019	Real Estate	December 2005(4)	17-19.8% subordinated promissory note(1)	100%	$4,223,253	$4,223,253

The Drilltec Corporation 10875 Kempwood Drive, Suite 2 Houston, TX 77043	Packaging Pipe and Tubing	August 1998	prime+9.75% promissory note	63%	$1,000,000	$3,000,000

Name and Address of Portfolio Company	Industry	Date of Investment	Type of Securities	% of Each Class	Cost Of Investment	Fair Value (4)
HealthSPAC, LLC 2301 Rosecrans Ave Suite 3180 El Segundo, CA 90245	Healthcare	December 2006 (4)	Member interest (40%)	40%	$40,000	$40,000

PalletOne, Inc. 1470 U.S. Hwy 17 South Bartow, FL 33830	Wooden pallet manufacturer	October 2001	350,000 shares of common stock	21%	$350,000	$4,500,000

Riptide Entertainment, LLC 25 S.E. 2nd Avenue Suite 1240 Miami, FL 33131	Entertainment and Leisure	December 2005(4)	Member interest (64.67%) 8% promissory note-”Dick Clark’s American Bandstand”	65%	$64,667	$64,667
			8% promissory note		300,000	300,000
			8% promissory note		200,000	200,000
					500,000	500,000

RP&C International Investments LLC 630 Fifth Avenue 20th Floor New York, NY 10111	Healthcare	September2006(4)	350,000 shares of common stock	17%	$1,295,586	$1,295,586

Sovereign Business Forms, Inc. 10500 Richmond Avenue Suite 210 Houston, TX 77042-5018	Business Forms Manufacturer	August 1996	27,312 shares of preferred stock(1)(2)	31%	$2,731,200	$2,731,200
			15% promissory notes(1)(2)		4,937,622	4,937,622
			Warrant to buy 551,894 shares of common stock at $1 per share through Aug 2007		0	197,053
			Warrant to buy 25,070 shares of common stock at $1.25 per share through Oct 2007		0	5,313
			Warrant to buy 273,450 shares of common stock at $1 per share through Oct 2009		0	97,634

Spectrum Management, LLC 2545Tarpley Road Carrollton, TX 75006	Business and personal property protection	December 1999	285,000 units of Class A equity interest	79%	$2,850,000	$8,650,000
			16% subordinated promissorynote(1)(2)		1,303,698	1,303,698
			12.75% subordinated promissory note(2)		386,241	386,241

Turf Grass Holdings, Inc. 2012 Avenue G Richmond, TX 77469	Grows, sells & installs turfgrass	May 1999	1,000 shares of common stock	100%	$959,632	$0

TOTAL					$33,334,824	$42,626,576

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business – Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.
(5)	Investments disposed of prior to December 31, 2006. Included in this table due to assets related to these investments in the form of cash, escrowed assets, options or other equity interests retained by the Fund as of December 31, 2006.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES-(CONTINUED)

DECEMBER 31, 2006

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, during the year ended December 31, 2006, the Fund was considered to have a controlling interest in Alenco Window Holdings, LLC, ConGlobal Industries, Inc., The Drilltec Corporation, HealthSPAC, LLC, PalletOne, Inc., Sovereign Business Forms, Inc., Spectrum Management, LLC, and Riptide Entertainment, LLC.

Income was earned in the amount of $4,179,359, $2,004,581, and $5,898,107 for the years December 31, 2006, 2005 and 2004, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $15,240, $17,249 and $119,438 for the years ended December 31, 2006, 2005 and 2004, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 100% of the total value of the investments in portfolio companies as of December 31, 2006.

The investments in portfolio securities held by the Fund are becoming more geographically diversified. All of the Fund’s portfolio companies (except ConGlobal Industries, Inc., PalletOne, Inc., Riptide Entertainment LLC, RP&C International Investments LLC and HealthSPAC, LLC) are headquartered in Texas, although several have significant operations in other states.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2006

The Fund’s investments in portfolio securities consist of the following types of securities as of December 31, 2006:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$3,180,127	$5,629,041	6.0%
Secured and subordinated debt	17,476,308	19,590,775	21.0%
Preferred stock	4,525,746	2,981,200	3.2%
Limited liability company investments	8,152,642	14,125,560	15.2%
Options and warrants	1	300,000	0.3%

Total	$33,334,824	$42,626,576	45.7%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $6,113,450 provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are being made currently on notes aggregating $13,344,278 in fair value.

The following is a summary by industry of the Fund’s investments as of December 31, 2006:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$18,558,760	20.0%
Healthcare	1,335,586	1.4%
Industrial Products and Services	3,000,000	3.2%
Leisure and Entertainment	1,064,667	1.1%
Real Estate	6,698,226	7.2%
Residential Building Products	91,815	0.1%
Shipping Products and Services	11,877,522	12.7%
Other

Total	$42,626,576	45.7%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2005

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Alenco Window Holdings, LLC	February 2001
Holds cash and escrowed receivables
-32.25% membership interest (escrow)		$—	$520,000

The Bradshaw Group	May 2000
Sells and services midrange and high-speed printing equipment
-1,335,000 shares 8% redeemable preferred stock		1,335,000	—
-Prime plus 4% promissory note with a face amount of $398,383 (2)		—	250,000
-15% promissory note (2)		459,546	—
-Warrant to buy 2,229,450 shares of common stock for $0.01 through May 2008		1	—

Cedar Lodge Holdings, Inc.	December 2005
Real estate condominiums in Baton Rouge, Louisiana
-100 shares of common stock (4)		132,185	132,185

Champion Window Holdings, Inc.	March 1999
Manufacturer & distributor of residential windows
-1,410,000 shares of common stock (1)		1,471,800	28,032,318
-Warrant to purchase 10,000 shares of common stock for $12.50 per share through June 2009		—	79,822

CMC Investments, LLC	December 2001
Awaiting liquidation
-21% membership interest		525,000	50,000

ConGlobal Industries, Inc. (Formerly Container Acquisition, Inc.)	February 1997
Shipping container repair & storage
-24,397,303 shares of common stock		1,370,495	—
-Promissory note (3)		2,907,127	—
-Member interest in CCI-ANI Finance, LLC		1,926,942	—
-Member interest (66.67%) in J.L. Madre, LLC (1)		1,000,000	1,000,000
-Member interest (66.67%) in J.L. Madre Equipment, LLC		69,210	69,210

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Creekstone Florida Holdings, LLC	December 2005
Real Estate in Panama City, Florida
-17%-19.8% promissory note (1)(4)		4,310,787	4,310,787

Doane PetCare Enterprises, Inc.	October 1995
Manufacturer of private label pet food (escrow only)
-1,040,000 shares of common stock (escrow)		—	292,001
-80,951 shares of common stock (escrow)		—	22,729
-822,647 shares of common stock (escrow)		—	230,975

The Drilltec Corporation	August 1998
Provides protection & packaging for pipe & tubing
-Prime plus 9.75% promissory note (2)		1,000,000	—

ENGlobal, Inc. (AMEX: ENG)	December 2001
Engineering and consulting services
-Conditional options to acquire 200,000 shares of common stock exercisable only upon change of control.		$—	$—

Equicom, Inc.	July 1997
Radio stations
-452,000 shares of common stock		141,250	—
-657,611 shares of preferred stock		6,576,110	—
-10% subordinated promissory note		4,614,824	1,038,244
-10% senior subordinated promissory note (1)(3)		999,886	999,886
-8.81% promissory note (1)		961,870	961,870

Jones Industrial Holdings, Inc.	July 1998
Field service for petrochemical & power generation industries
- 35,000 preferred stock		3,500,000	3,700,000
Warrants to buy 63,637 shares of common stock at $0.01 through June 2008		100	—

PalletOne, Inc.	October 2001
Wooden pallet manufacturer
-4,192,650 shares of preferred stock (1)(3)		4,192,650	4,192,650
-350,000 shares of common stock		350,000	915,000

Portfolio Company	Date of Initial Investment	Cost	Fair Value
Riptide Entertainment LLC
Entertainment and Leisure
-Member interest (64.67%)		64,667	64,667
-8% promissory note		500,000	500,000

Sovereign Business Forms, Inc.	August 1996
Business forms manufacturer
-24,986 shares of preferred stock (1)(3)		2,498,600	2,498,600
-15% promissory notes (1)(3)		4,846,228	4,846,228
-Warrant to buy 551,894 shares of common stock at $1 per share through August 2006		—	130,179
-Warrant to buy 25,070 shares of common stock at $1.25 per share through October 2007		—	7,084
-Warrant to buy 273,450 shares of common stock at $1 per share through October 2009		—	262,737

Spectrum Management, LLC	December 1999
Business & personal property protection
-285,000 units of Class A equity interest		2,850,000	8,500,000
-16% subordinated promissory note (1)		1,303,698	1,303,698
-12.75% subordinated promissory note (3)		223,657	223,657

Turf Grass Holdings, Inc.	May 1999
Grows, sells & installs warm season turf grasses
-1,000 shares of common stock		$959,632	$—

Total		$51,091,265	$65,134,527

(1)	Income-producing. All other securities are considered non-income producing.
(2)	As of December 31, 2005, the Fund has reduced the fair value of these notes to zero and has discontinued recognizing any additional interest income on these notes due to conditions specific to the respective portfolio company. However, the portfolio companies are still liable for such notes and related interest.
(3)	Income on these securities may be paid-in-kind by the issuance of additional securities or through the accretion of original issue discount.
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2005

The Fund’s investments in portfolio securities consist of the following types of securities as of December 31, 2005:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$4,425,362	$29,625,208	31.9%
Secured and subordinated debt	21,816,836	14,123,583	15.3%
Preferred stock	18,102,360	10,391,250	11.2%
Limited liability company investments	6,746,606	10,514,664	11.4%
Options and warrants	101	479,822	0.5%

Total	$51,091,265	$65,134,527	70.3%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $4,605,980 provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are being made currently on notes aggregating only $2,335,049 in fair value.

The following is a summary by industry of the Fund’s investments as of December 31, 2005:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$18,022,182	19.4%
Consumer Goods and Services	545,704	0.6%
Industrial Products and Services	3,700,000	4.0%
Leisure and Entertainment	564,667	0.6%
Media	3,000,000	3.2%
Real Estate	4,442,973	4.8%
Residential Building Products	28,632,141	30.9%
Shipping Products and Services	6,176,860	6.7%
Other	50,000	0.1%

Total	$65,134,527	70.3%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

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

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or internally. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in portfolio companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). With shareholder approval on June 30, 2005, the Fund has entered into a new investment advisory agreement with Moore Clayton Capital Advisors, Inc. (the “Adviser”). Prior to this agreement, the Fund’s adviser was Equus Capital Management Corporation.

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

Liquidity and Revolving Line of Credit—As of December 31, 2006, the Fund had cash and unrestricted temporary investments of approximately $51,499,088. The Fund had $42,626,576 of its total assets of $125,866,259 invested in portfolio securities. $30,278,588 of its assets were restricted, where $29,978,800 were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $299,788 for the required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 4, 2007.

On August 22, 2006, the Fund entered into a $10 million revolving line of credit agreement (the “Credit Facility”) with Regions Bank. The initial term of the Credit Facility is through December 31, 2007. The Fund can borrow up to $10 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of either LIBOR plus 2.5% or the prime rate, at the Fund’s discretion. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities and contains certain restrictive covenants, including, but not limited to , the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates. A facility fee of .25% per annum on the unused portion of the line of credit is payable in arrears and $9,375 is accrued to interest expense as of December 31, 2006.

As of December 31, 2005, the Fund had cash and unrestricted temporary investments of approximately $25,645,628. The Fund had $65,134,527 of its total assets of $143,984,298 invested in portfolio securities. $50,445,006 of its assets were restricted, where $49,945,550 were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain its pass-through tax treatment and $499,456 for the required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 3, 2006.

Effective March 15, 2004, the Fund entered into a new $6,500,000 revolving line of credit loan with Frost National Bank. The new line of credit extended through March 31, 2005. The proceeds of the new loan were utilized to pay off the previous line of credit. In March 2005, the Fund extended the line of credit through April 2006, and reduced the amount that may be borrowed to $5,000,000.

On July 28, 2005, the Fund formally terminated its revolving line of credit with The Frost National Bank due to its present cash position and projected ongoing cash requirements.

Interest on the former revolving line of credit was payable quarterly at a rate of .50% above the Frost National Bank floating prime rate, adjusted daily. A facility fee of .25% per annum on the unused portion of the line of credit was payable quarterly in arrears and the Fund paid a commitment fee of $65,000 at the closing of the loan in March 2004 and a $25,000 fee in March 2005 to extend the loan through April 2006. The line of credit restricts the Fund’s ability to incur additional indebtedness, merge with another entity, dispose of assets outside the ordinary course of business and engage in certain transactions with affiliates. The only financial covenant within the line of credit requires the Fund to maintain a ratio of total liabilities to total net assets of not greater than 1.10 to 1.0. Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. As of December 31, 2006 the Fund had total commitments of $19,764,414 with $9,804,414 and $4,960,000 committed to R,P&C and HealthSPAC respectively, which are both in the healthcare sector. Another $5 million commitment was made to Equus Media Development Company, which is a 100% owned subsidiary of the Fund and will invest in the leisure and entertainment sector. The Fund had not made an initial investment into EMDC as of December 31, 2006. There were no borrowings under the Fund’s line of credit during the years ended December 31, 2006 and 2005. During the years ended December 31, 2006, 2005 and 2004, the amount of interest and loan fees paid in cash was $152,969, $122,866, and $298,308, respectively.

RIC Borrowings and Restricted Temporary Cash Investments—During 2006 and 2005, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

During December 2006, the Fund borrowed $29,978,800 to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $30,278,588. The U.S. Treasury bills were sold and the total amount borrowed was repaid on January 4, 2007.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $42,626,576 (including no publicly traded securities) and $65,134,527 (including no publicly traded securities) as of December 31, 2006 and 2005, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Deferred Costs – Accumulation of costs related to the offering whereby the Fund will sell additional shares or rights to acquire shares at a market price that may be below net asset value. The main components of the costs are legal fees and consultant’s fees specifically related to the offering.

Escrowed Receivables, at Estimated Fair Value – In February of 2007, the Fund received $106,295 from Doane PetCare Enterprises, Inc. (“Doane”). The Fund booked the $106,295 as an escrow receivable as of December 31, 2006. This Doane payment is expected to be the final payment from escrow for the sale of Doane, which was sold in October of 2005.

In April and May of 2004, the Fund sold investments in Strategic Holdings, Inc. and Alenco Holding Corporation, respectively. A portion of the proceeds from each sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. On April 25, 2006, the Fund received all of the potential proceeds from the

Strategic Holdings, Inc. escrow account leaving the Alenco Holding Corporation as the only outstanding escrow receivable. The aggregate amount of total potential proceeds from Alenco is $122,556. As of December 31, 2006, the amount receivable from the Alenco escrow is valued at $96,684. The Fund is not aware of any claims against the escrow that have been made as of December 31, 2006 and is anticipating a final payment from the Alenco Holding Corporation escrow account by May 2007.

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

Stock-Based Compensation—The Fund accounted for stock-based compensation using the intrinsic value method in accordance with the provisions of APB No. 25 through June 30, 2005. The Board of Directors cancelled the Stock Incentive Plan as of June 30, 2005.

The weighted average fair value of the stock options granted pursuant to the Fund’s stock option plans during 2005 and 2004 was $0.0 and $1.009 per share, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2005	2004
Expected life	3 years	3 years
Risk-free interest rate	3.61%	2.78%
Volatility	19.58%	19.67%
Dividend Yield	7.41%	6.89%

Had the Fund accounted for the options using the fair value method under SFAS 123, the increase in net assets from operations for the twelve months ended December 31, 2006 would have been zero ($0).

Had the Fund accounted for the options using the fair value method under SFAS 123, the decrease in net assets from operations for each of the two years in the period ended December 31, 2005 would have been:

	2005	2004
Increase (decrease) in net assets from operations, as reported	$16,719,831	$1,235,550
Stock-based employee compensation expense (benefit) included in increase (decrease) in net assets from operations	552,760	(290,035)
Stock-based employee compensation expense determined using fair value method	(46,136)	(31,749)

Pro forma increase (decrease) in net assets from operations	$17,226,455	$913,766

Net increase (decrease) in net assets from operations per share
Basic, as reported	$2.41	$0.19

Basic, pro-forma	$2.48	$0.14

Diluted, as reported	$2.41	$0.19

Diluted, pro-forma	$2.48	$0.14

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

The Fund has entered into a new investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with Moore Clayton Capital Advisors, Inc. (the “Adviser”). Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears ($1,752,068 management fee in 2006), as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis ($1,955,882 incentive fee in 2006). The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of Moore, Clayton & Co., Inc., an international private equity investment and advisory firm.

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

The Fund has also entered into a new administration agreement dated June 30, 2005 (“Administration Agreement”) with Equus Capital Administration Company, Inc. (the “Administrator”). The Fund agreed to reimburse the Administrator certain one time costs and expenses (“Special Administrative Fee”) associated with the change in administrators. The Special Administrative Fee, in the amount of $535,000, was accrued to expense at June 30, 2005, and paid to the Administrator in the third quarter of 2005. Pursuant to the Administration Agreement, the Administrator provides (or arranges for suitable third parties to provide) all administrative services necessary for the operation of the Fund. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year, excluding the one-time Special Administrative Fee. The amount of these administrative costs (excluding the Special Administrative Fee) for 2006 was $450,000.

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

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Effective July 1, 2006, a new quarterly fee of $2,500 was approved and paid for the Chairman of the Independent Directors and the Chairman of the Audit Committee. Certain officers of the Fund serve as directors of the Fund’s portfolio companies, and may receive and retain fees, including non-employee director stock options, from such portfolio companies in consideration for such service. The aggregate amount of such cash fees paid by portfolio companies to certain officers and directors of the Fund amounted to $55,500 and $92,250 for the years ended December 31, 2006 and 2005, respectively.

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

The Fund was not required to make a distribution of ordinary income for 2006 under income tax regulations. For the year ended December 31, 2006, the Fund had net investment loss for book purposes of approximately ($102,000) and ($86,000) for tax purposes. During 2006, the Fund had a net capital gain for book purposes of approximately $19.0 million and a net capital gain for tax purposes of $21.4 million. As of December 31, 2006, the Fund has no capital loss carry-forward as it was fully utilized to offset capital gains in 2006. The aggregate cost of investments for federal income tax purposes as of December 31, 2006 was $30.9 million. Such investments had unrealized appreciation of approximately $12.7 million and unrealized depreciation of $3.4 million for book purposes, or net unrealized appreciation of approximately $9.3 million. They had unrealized appreciation of approximately $16.2 million and unrealized depreciation of approximately $4.2 million for tax purposes, or net unrealized appreciation of approximately $12.0 million as of December 31, 2006.

For the year ended December 31, 2005, the Fund had net investment loss for book purposes of ($3.1) million and ($2.7) million net investment income for tax purposes. The Fund had a net capital gain for book purposes of approximately $1.2 million and a net capital gain for tax purposes of approximately $1.5 million.

(7)	Dividends

The Fund declared two dividends during 2006 amounting in total to $19,454,776 ($2.625 per share). The 2006 dividends were primarily the result of the net taxable realized gain from the sale of Champion Window Holdings, Inc. The 2006 dividends were paid in additional shares of common stock or in cash by specific election made by each shareholder. The Fund paid $13,525,681 in cash for both dividends ($12,975,926 paid on March 23, 2006 and $549,755 paid on December 7, 2006) and issued 787,099 additional shares of stock (729,773 shares @ $7.489 per share and 57,326 shares @ $8.081 per share). On October 23, 2006, the Fund announced a quarterly managed dividend policy where the Fund hopes to issue dividends at a minimum annual rate of $0.50 per share.

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

(8)	Portfolio Securities

During the year ended December 31, 2006 the Fund invested $367,560 into two new companies and made follow-on investments of $10,744,414 in nine portfolio companies, including $1,251,653 in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition the Fund realized a net capital gain of $19,012,682 during the year ended December 31, 2006.

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

Under the Stock Incentive Plan, options to purchase 809,000 shares of the Fund’s common stock with a weighted average exercise price of $8.68 per share were outstanding as of December 31, 2004. Of these options, 779,527 shares, with a weighted average exercise price per share of $8.72, were exercisable as of December 31, 2004. Of the outstanding options as of December 31, 2004, 751,800 have exercise prices ranging from $7.43 to $9.03 and the remaining options have exercise prices ranging from $14.14 to $24.95. These options expire at various dates beginning in November 2007 through May 2014.

On May 7, 2004, options to acquire a total of 15,400 shares at $7.72 per share were issued to the non-officer directors. Accounting principles generally accepted in the United States of America require that the options be accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation expense (benefit) of $552,760 and $(290,035) during the years ended December 31, 2005 and 2004, respectively.

On November 14, 2001, options to acquire a total of 990,000 shares at $7.69 per share were issued to officers of the Fund. These options included dividend equivalent rights. Dividend equivalent rights represent the right of the officers of the Fund to receive a credit against the option exercise price for the amount of any dividends paid by the Fund during the option period. In January 2002, the Fund filed an application with the SEC seeking an amendment to an exemptive order previously issued by the SEC to permit the Fund to grant dividend equivalent rights to the Fund’s independent directors as part of their stock option awards. During its review of such application, the SEC staff advised the Fund that it does not believe that dividend equivalent rights are permitted under the 1940 Act. Based on the ongoing discussion with the SEC, the Fund has not credited any dividends to the outstanding options or recorded any associated compensation expense for the 2004 or 2003 dividends applicable to dividend equivalent rights. If the dividend equivalent rights had been in effect, additional non-cash compensation expense of approximately $0 and $387,000, with a credit to accrued compensation, would have been recognized under variable plan accounting in 2005 and 2004 respectively.

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

On September 30, 1999, options to purchase 719,794 shares of common stock of the Fund were exercised by six officers of the Fund for $15.45 per share. Pursuant to the terms of the options, the Stock Incentive Plan, and the 1940 Act, the Fund loaned the officers the exercise price of $11,124,086 and the officers issued promissory notes, which were secured by the 719,794 shares, to the Fund. In 2001, the Fund agreed to cancel the remaining principal balance and accrued interest on the promissory notes aggregating $11,040,849 in consideration of the officers surrendering to the Fund 844,133 shares of common stock (the shares originally issued and certain shares received as dividends). Pursuant to the terms of the notes, the cancellation of the principal and accrued interest on the notes was based on the net asset value of the shares at date of surrender. The officers retained 71,235 shares of common stock following the cancellation of the notes.

During its review of the exemptive application filed by the Fund in connection with the granting of the dividend equivalent rights as part of the Stock Incentive Plan, the SEC staff raised certain issues with respect to the valuation of the shares held as collateral and the manner in which the notes were settled in 2001. In November 2003, the Fund’s board of directors appointed a special committee of independent directors (Robert L. Knauss, Gary R. Petersen, and Gregory J. Flanagan) to address the SEC staff’s issues and retained Dechert LLP as independent legal counsel to the special committee of the board with respect to the issues raised by the SEC. The Fund responded to the staff’s questions and supplied additional information, and the special committee and counsel met personally with the SEC staff. Management believes that the resolution of this matter will not have an adverse financial impact on the Fund.

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

There are no outstanding stock options as of December 31, 2005, since the stock options had been either exercised or cancelled as of June 30, 2005. If all outstanding options for which the market price exceeds the exercise price as of December 31, 2004, had been exercised, the Fund’s net asset value would have been reduced by $0.02 per share, assuming the Fund had used the proceeds from the exercise of such options to repurchase shares at the market price pursuant to the treasury stock method. If the Fund retained the proceeds from the exercise of all such options and did not repurchase shares, net asset value would have been reduced by $0.34 per share as of December 31, 2004.

As of December 31, 2004 , there were potentially dilutive securities of 157,700, excluded from the calculation of Diluted EPS as their exercise prices were greater than the average market price for the respective year.

The following table reflects stock option activity for the three years ended December 31, 2006:

	2006	2005	2004
Options outstanding at the beginning of the year	—	809,000	1,033,800
Options granted during the year	—	150,000	15,400
Options exercised during the year	—	(869,900)	(12,500)
Options surrendered during the year	—	(89,100)	(198,000)
Options expired during the year	—	—	(29,700)

Options outstanding at the end of the year	—	—	809,000

Options exercisable at the end of the year	—	—	779,527

(10)	Subsequent Events

On January 4, 2007, the Fund sold U.S. Treasury Bills for $30.0 million and repaid its year-end margin loan.

On January 11, 2007, the Fund invested an additional $2.0 million in RP&C International Investments LLC.

On January 30, 2007, the Fund invested $5.0 million in Equus Media Development Company, LLC, a 100% wholly owned subsidiary that will fund the development of certain literary properties as the basis for feature-length theatrical motion pictures to be produced by Arnold Kopelson of Kopelson Entertainment Company.

On January 31, 2007, the Fund’s shareholders approved an amendment to the Fund’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 shares.

On February 16, 2007, the Fund invested $360,000 as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note. This investment is expected to fund the Ripley’s Believe It or Not museum franchise location at Times Square in New York, New York.

On February 16, 2007, the Fund announced the declaration of a first quarter dividend of $0.125 per share in accordance with its managed distribution policy. This dividend is payable on March 30, 2007 to shareholders of record as of February 26, 2007. The dividend will be payable in shares of common stock or in cash by specific election of the shareholders, and such election must be made by March 22, 2007. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2007, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

On February 27, 2007, the Fund received proceeds of $106,000 from the escrow account balance of Doane PetCare Enterprises, Inc., which it sold in October 2005. The Fund recorded an escrow receivable and realized gain of $106,000 as of December 31, 2006.

On March 12, 2007, the Fund invested $150,000 in HealthSPAC, LLC. This investment represents the first capital call, where there is a total commitment of $5,000,000. The Fund had previously invested $40,000 to acquire a 40% member’s interest. After this $150,000 investment there is a remaining commitment of $4,810,000 on HealthSPAC.

On March 22, 2007, the Fund’s shareholders approved a proposal authorizing the Fund to offer and sell, or to issue rights to acquire shares of its common stock at a price below the net asset value of such stock.

For the period from January 1 through March 23, 2007, the Fund received approximately $2 million in principal and interest on its promissory note with Cedar Lodge Holdings, Inc. based on condominium sales activity by the portfolio company.

On March 29, 2007, the Fund paid first quarter cash dividends in the amount of approximately $566,000. These funds were paid in accordance with the quarterly dividend policy.

(11)	Selected Quarterly Data (Unaudited)

	Year Ended December 31, 2006 (Unaudited)
	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
Total investment income	$1,280,903	$1,330,581	$1,380,688	$2,024,004
Net investment loss	(703,700)	(71,124)	(100,817)	773,674
Increase (decrease) in Stockholders Equity Resulting From Operations	438,799	4,242,117	8,636,234	842,056
Basic earnings per Common Share	$0.06	$0.52	$1.07	$0.10
Diluted earnings per Common Share	$0.06	$0.52	$1.07	$0.10

	Year Ended December 31, 2005 (Unaudited)
	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
Total investment income	$565,122	$574,129	$617,290	$773,454
Net investment loss	(425,568)	(1,358,070)	(422,638)	(927,935)
Increase (decrease) in Stockholders Equity Resulting From Operations	6,892,411	1,328,845	6,389,533	2,109,042
Basic earnings per Common Share	$1.06	$0.20	$0.87	$0.30
Diluted earnings per Common Share	$1.05	$0.20	$0.87	$0.30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Fund in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information about the Directors and Executive Officers of the Fund, the Fund’s Audit Committee and the Nominating and Corporate Governance Committee, the Fund’s code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to the Fund’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2007 (the “2007 Proxy Statement”).

The Fund has adopted a code of business conduct and ethics applicable to the Fund’s directors, officers (including the Fund’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is available to any person, without charge, upon request addressed to Equus Total Return, Inc., Attention: Corporate Secretary, 2727 Allen Parkway, 13th Floor, Houston, TX 77019. In the event that the Fund amends or waives any of the provisions of the Code of Business Conduct and Ethics applicable to the Fund’s principal executive officer, principal financial officer, or controller, the Fund intends to disclose the same on its website at www.equuscap.com.

Item 11.	Executive Compensation.

Information regarding Executive Compensation is incorporated by reference to the Fund’s 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to the Fund’s 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund’s 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding Principal Accountant Fees and Services is incorporated by reference to the Fund’s 2007 Proxy Statement.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable or not present in amounts sufficient to require submission of the schedule.

(a)(3) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Filed herewith.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Filed herewith.]

(c)	Amended and Restated Bylaws of the Fund. [Filed herewith.]

10.	Material Contracts.

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(c)	Safekeeping Agreement between the Fund and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Joint Code of Ethics of the Fund and Equus Capital Management Corporations (Rule 17j-1) [Incorporated by reference to Exhibit 10(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(g)	Loan Agreement dated August 18, 2006, between the Fund and Regions Bank. [Filed herewith.]

14.	Code of Ethics (meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002) [To be filed as an exhibit to the 2007 Proxy Statement.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 30, 2007	/s/ L’Sheryl D. Hudson
L’Sheryl D. Hudson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD F. BERGNER Richard F. Bergner	Director	March 30, 2007

/s/ CHARLES M. BOYD, MD Charles M. Boyd	Director	March 30, 2007

/s/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	March 30, 2007

/s/ GREGORY J. FLANAGAN Gregory J. Flanagan	Director	March 30, 2007

/s/ HENRY W. HANKINSON Henry W. Hankinson	Director	March 30, 2007

/s/ ROBERT L. KNAUSS Robert L. Knauss	Director	March 30, 2007

/s/ FRANCIS D. TUGGLE Francis D. Tuggle	Director	March 30, 2007

/s/ SAM P. DOUGLASS Sam P. Douglass	Co-Chairman of the Board and Director	March 30, 2007

/s/ ANTHONY R. MOORE Anthony R. Moore	Co-Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ L’SHERYL D. HUDSON L’Sheryl D. Hudson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007