Form 10-Q
period 2007-03-31
EQUUS TOTAL RETURN, INC.
filed 2007-05-15
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

There were 8,216,899 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 15, 2007. The net asset value of a share at March 31, 2007 was $11.21.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

	2007	2006
	(unaudited)
Assets
Investments in portfolio securities at fair value (cost $39,368,913 and $33,334,824 respectively)	$46,488,074	$42,626,576
Restricted cash & temporary investments, at cost which approximates fair value	30,275,710	30,278,588
Cash	—	171,150
Temporary cash investments, at cost which approximates fair value	43,612,480	51,327,938
Accounts receivable	16,371	146,885
Accrued interest and dividends receivable due from portfolio companies	694,151	527,877
Deferred offering costs	677,394	584,265
Escrowed receivables, at fair value	1,510,533	202,980

Total assets	$123,274,713	$125,866,259

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$180,918	$229,535
Bank overdraft	97,912	—
Due to adviser	921,973	2,422,061
Borrowing under margin account	29,975,950	29,978,800

Total liabilities	31,176,753	32,630,396

Commitments and contingencies	—	—

Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 8,217,199 and 8,164,249
shares outstanding, respectively	8,217	8,164
Additional paid-in capital	97,839,740	97,385,267
Undistributed net investment losses	(23,718,938)	(22,703,320)
Undistributed net capital gains	10,849,780	9,254,000
Unrealized appreciation of portfolio securities, net	7,119,161	9,291,752

Total net assets	$92,097,960	$93,235,863

Net assets per share	$11.21	$11.42

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
Investment income:
Interest income from portfolio securities	$616,583	$710,582
Dividend income from portfolio securities	61,500	161,016
Interest from temporary cash investments	533,363	409,305

Total investment income	1,211,446	1,280,903

Expenses:
Management fee	460,495	400,004
Incentive fee	262,714	1,216,028
Directors fees and expenses	88,836	92,651
Professional fees	160,163	103,112
Administrative fees	112,500	112,500
Mailing, printing and other expenses	99,997	24,968
Interest expense	21,677	20,315
Franchise taxes	150	15,025

Total expenses	1,206,532	1,984,603

Net investment (loss) income	4,914	(703,700)

Net realized gain on portfolio securities	1,595,780	27,422,052

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	7,119,161	(12,236,291)
Beginning of period	9,291,752	14,043,262

Net change in unrealized appreciation (depreciation) of portfolio securities	(2,172,591)	(26,279,553)

Net increase (decrease) in net assets resulting from operations	$(571,897)	$438,799

Net increase (decrease) in net assets from operations per share:
Basic	$(0.07)	$0.06

Diluted	$(0.07)	$0.06

Weighted average shares outstanding, in thousands
Basic	8,165	7,450

Diluted	8,165	7,450

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
Operations:
Net investment income (loss)	$4,914	$(703,700)
Net realized gain on portfolio securities	1,595,780	27,422,052
Net change in unrealized (depreciation) appreciation of portfolio securities	(2,172,591)	(26,279,553)

Net (decrease) increase in net assets resulting from operations	(571,897)	438,799

Capital share transactions:
Dividends declared	(1,020,531)	(18,441,480)
Shares issued in dividend	454,525	5,465,555

Decrease in net assets from capital share transactions	(566,006)	(12,975,925)

Decrease in net assets	(1,137,903)	(12,537,126)
Net assets at beginning of period	93,235,863	92,602,338

Net assets at end of period	$92,097,960	$80,065,212

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Interest and dividends received	$933,027	$692,497
Cash paid to adviser, directors, banks and suppliers	(2,624,725)	(822,546)
Escrow receivable	(1,307,553)	—
Purchase of portfolio securities	(7,618,963)	(7,964,397)
Proceeds from dispositions of portfolio securities	1,595,780	29,120,575
Principal payments from portfolio securities	1,697,021	33,317
Sales of restricted temporary cash investments	2,878	20,198,334

Net cash (used in) provided by operating activities	(7,322,535)	41,257,780

Cash flows from financing activities:
Bank overdraft payable	97,912	—
Borrowings under margin account	29,975,950	29,947,199
Repayments under margin account	(29,978,800)	(49,945,550)
Dividends paid	(566,006)	(12,975,926)
Deferred offering costs	(93,129)	—

Net cash (used in) financing activities	(564,073)	(32,974,277)

Net increase (decrease) in cash and cash equivalents	(7,886,608)	8,283,503
Cash and cash equivalents at beginning of period	51,499,088	25,645,627

Cash and cash equivalents at end of period	$43,612,480	$33,929,130

Non cash financing activities:
Shares issued in lieu of cash dividend	$454,525	$5,465,555

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(Continued)

	2007	2006
Reconciliation of increase (decrease) in net assets from operations to net cash provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$(571,897)	$438,799
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by operating activities:
Gain realized on dispositions of portfolio securities, net	(1,595,780)	(27,422,052)
Change in unrealized appreciation (depreciation), net	2,172,591	26,279,553
Increase in accrued interest and dividends receivable due from portfolio companies	(166,274)	(233,255)
Increase in accrued escrow receivable due from portfolio companies	(1,307,553)	—
Decrease in accounts receivable	130,514	—
Accrued interest or dividends exchanged for portfolio securities	(112,147)	(355,152)
Decrease in accounts payable and accrued liabilities	(48,617)	(3,974)
Increase (decrease) in due to adviser	(1,500,088)	1,166,032
Purchase of portfolio securities	(7,618,963)	(7,964,397)
Proceeds from dispositions of portfolio securities	1,595,780	29,120,575
Principal payments from portfolio securities	1,697,021	33,317
Sales of restricted temporary cash investments	2,878	20,198,334

Net cash (used in) provided by operating activities	$(7,322,535)	$41,257,780

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
Investment income	$0.15	$0.17
Expenses	0.15	0.26

Net investment income	0.00	(0.09)
Realized gain (loss) on sale of portfolio securities, net	0.20	3.68
Increase (decrease) in unrealized appreciation of portfolio securities, net	(0.27)	(3.53)

Increase (decrease) in net assets from operations	(0.07)	0.06

Capital transactions:
Dividend declared	(0.13)	(2.50)
Dilutive effect of shares issued in common stock dividend	(0.01)	(0.23)

Decrease in net assets from capital transactions	(0.14)	(2.73)

Net decrease in net assets	(0.21)	(2.67)
Net assets at beginning of period	11.42	12.55

Net assets at end of period	$11.21	$9.88

Weighted average number of shares outstanding during period, in thousands	8,165	7,450
Market value per share at end of period	$8.75 *	$7.75
Selected ratios:
Ratio of expenses to average net assets	1.30%	2.30%
Ratio of net investment income (loss) to average net assets	0.00%	(0.82)%
Ratio of increase (decrease) in net assets from operations to average net assets	(0.62)%	0.51%
Total return on market price	3.92%*	14.78%

*	Adjusted for dividends

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

March 31, 2007

Name and Address of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	% of Each	Cost of Investment	Fair Value
Alenco Window Holdings, LLC 2727 Allen Parkway 13th Floor Houston, TX 77019	Residential Building Products	February 2001(5)	Cash and escrowed receivables	32.35%	$—	$91,815

The Bradshaw Group 735 North Plano Rd Richardson, TX 75061	Business Products and Services	May 2000	576,828 Class B Shares 12.25% preferred stock 38,750 Class C shares preferred stock 788,649 Class D shares 15% preferred stock 2,218,109 Class E shares 8% preferred stock	18%	$1,794,546	$200,000
			Warrant to buy 2,229,450 shares of common stock through May 2008		1	—

Cedar Lodge Holdings, Inc 2727 Allen Parkway 13th Floor Houston, TX 77019	Real Estate	December 2005(4)	5,000 shares of common stock	100%	$500,000	$666,027
			18-19.8% promissory note(1)		—	423,497

ConGlobal Industries Holding, Inc. 2777 Allen Parkway Suite 850 Houston, TX 77019	Shipping Products and Services	February 1997	24,397,303 shares of common stock	29%	$1,370,495	$—
			Promissory note(2)		3,172,155	1,422,534
			Member interest in CCI-ANI Finance, LLC(2)		2,655,866	1,191,007
			Member interest (66.7%) in JL Madre, LLC(1)		1,000,000	1,034,905
			Member interest (28.3%) in JL Madre(1) Equipment, LLC		69,210	126,341

Creekstone Florida Holdings, LLC 2727 Allen Parkway 13th Floor Houston, TX 77019	Real Estate	December 2005(4)	17-19.8% subordinated promissory note(1)	100%	$4,207,531	$4,207,531

The Drilltec Corporation 10875 Kempwood Drive, Suite 2 Houston, TX 77043	Industrial Products and Services	August 1998	Prime+9.75% promissory note	63%	$1,000,000	$4,484,940

Equus Media Development, LLC 2727 Allen Parkway 13th Floor Houston, TX 77019	Media	January 2007(4)	Member Interest	100%	$5,000,000	$5,000,000

Equus Media Finance Company, LLC 2727 Allen Parkway 13th Floor Houston, TX 77019	Media	March 2007(4)	Member Interest	100%	$100,000	$100,000

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

March 31, 2007

Name and Address of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	% of Each	Cost of Investment	Fair Value
HealthSpac 2301 Rosecrans Ave Suite 3180 El Segundo, CA 90245	Healthcare	December 2006(4)	Member interest (40%)	40%	$190,000	$190,000

PalletOne, Inc. 1470 U.S. Hwy 17 South Bartow, FL 33830	Shipping Products and Services	October 2001	350,000 shares of common stock	21%	$350,000	$3,500,000

Riptide Entertainment, LLC 25 S.E. 2nd Avenue Suite 1240 Miami, FL 33131	Leisure and Entertainment	December 2005(4)	Member interest (64.67%)	65%	$64,667	$64,667
			8% promissory note		500,000	500,000
			8% promissory note		360,000	360,000
			8% promissory note		200,000	200,000
			8% promissory note-“Dick Clark’s American Bandstand”		300,000	300,000

RP&C International Investments LLC 630 Fifth Avenue 20th Floor New York, NY 10111	Healthcare	September 2006(4)	350,000 shares of common stock	17%	$3,304,549	$3,304,549

Sovereign Business Forms, Inc. 10500 Richmond Avenue Suite 210 Houston, TX 77042-5018	Business Products and Services	August 1996	27,312 shares of preferred stock(1)(2)	31%	$2,792,700	$2,792,700
			15% promissory notes(1)(2)		4,937,622	4,937,622
			Warrant to buy 551,894 shares of common stock at $1 per share through Aug 2007		—	197,053
			Warrant to buy 25,070 shares of common stock at $1.25 per share through Oct 2007		—	5,313
			Warrant to buy 273,450 shares of common stock at $1 per share through Oct 2009		—	97,634

Spectrum Management, LLC 2545 Tarpley Road Carrollton, TX 75006	Business Products and Services	December 1999	285,000 units of Class A equity interest	79%	$2,850,000	$9,400,000
			16% subordinated promissorynote(1)(2)		1,303,698	1,303,698
			12.75% subordinated promissory note(2)		386,241	386,241

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

March 31, 2007

Name and Address of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	% of Each	Cost of Investment	Fair Value
Turf Grass Holdings, Inc. 2012 Avenue G Richmond, TX 77469	Residential Building Products	May 1999	1,000 shares of common stock	100%	$959,632	$0

TOTAL					$39,368,913	$46,488,074

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.
(5)	Investments disposed of prior to March 31, 2007. Included in this table due to assets related to these investments in the form of cash, escrowed assets, options or other equity interests retained by the Fund as of March 31, 2007.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2007

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, during the three months ended March 31, 2007, the Fund was considered to have a controlling interest in Alenco Window Holdings, LLC, ConGlobal Industries, Inc., The Drilltec Corporation, Equus Media Development Company, LLC, Equus Media Finance Company, LLC, HealthSPAC, LLC, PalletOne, Inc., Sovereign Business Forms, Inc., Spectrum Management, LLC, and Riptide Entertainment, LLC.

Income was earned in the amount of $605,244 and $871,598 for the three months March 31, 2007 and 2006, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $72,839 and $0 for the three months March 31, 2007 and 2006, respectively, on portfolio securities of a company that is an affiliate of the Fund, but is not controlled by the Fund.

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

The Fund’s investments in portfolio securities consist of the following types of securities at March 31, 2007:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$3,180,127	$4,166,027	4.5%
Secured and subordinated debt	16,159,716	18,318,532	19.9%
Preferred stock	4,587,246	2,992,700	3.2%
Limited liability company investments	15,441,823	20,710,815	22.5%
Warrants	1	300,000	0.3%

Total	$39,368,913	$46,488,074	50.5%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $8,050,094 provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are being made currently on notes aggregating $10,268,437 in fair value.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2007

(Unaudited)

(Continued)

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2007:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$19,320,261	21.0%
Healthcare	3,494,549	3.8%
Industrial Products and Services	4,484,940	4.9%
Leisure and Entertainment	1,424,667	1.5%
Media	5,100,000	5.5%
Real Estate	5,297,055	5.8%
Residential Building Products	91,815	0.1%
Shipping Products and Services	7,274,787	7.9%

Total	$46,488,074	50.5%

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007 AND 2006

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

(2) Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit—As of March 31, 2007, the Fund had cash and unrestricted temporary investments of $43,612,480. The Fund had $46,488,074 of its total assets of $123,274,713 invested in portfolio securities. Restricted assets totaled $30,275,710, of which $29,975,950 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $299,760 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm April 2, 2007.

On August 22, 2006, the Fund entered into a $10 million revolving line of credit agreement (the “Credit Facility”) with Regions Bank. The initial term of the Credit Facility is through December 31, 2007. The Fund can borrow up to $10 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of either LIBOR plus 2.5% or the prime rate, at the Fund’s discretion. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities and contains certain covenants, including, but not limited to, certain limitations on indebtedness and liens. A facility fee of .25% per annum on the unused portion of the line of credit is payable in arrears, accordingly $6,250 from facility fees has been accrued as interest expense as of March 31, 2007. The Fund was in compliance with its covenants as of March 31, 2007.

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

On February 21, 2007, the Fund invested $360,000 as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note. This investment is expected to fund the Ripley’s Believe It or Not museum franchise location at Times Square in New York, New York.

On February 16, 2007, the Fund announced the declaration of a first quarter dividend of $0.125 per share in accordance with its managed distribution policy. This dividend was paid on March 30, 2007 to shareholders of record as of February 26, 2007. The dividend was paid in shares of common stock or in cash by specific election of the shareholders made by March 22, 2007. The classification of this dividend as ordinary income, capital gain and return of capital will not be known until December 31, 2007, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

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

On March 29, 2007, the Fund paid first quarter cash dividends in the amount of approximately $566,006, in accordance with the quarterly dividend policy.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced. As of March 31, 2007 the Fund had total commitments of $12,605,451 with $7,795,451 and $4,810,000 committed to RP&C and HealthSPAC respectively, which are both in the healthcare sector.

During the three months ended March 31, 2007 and 2006, the amount of interest and loan fees paid in cash was $30,092 and $32,356, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments—During the three months ended March 31,2007 and March 31, 2006, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

As of March 31, 2007, the Fund borrowed $29,975,950 to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $ 30,275,710. The U.S. Treasury bills were sold and the total amount borrowed was repaid on April 2, 2007.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $46,488,074 (including no publicly traded securities) and $42,626,576 (including no publicly traded securities) as of March 31, 2007 and December 31, 2006, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value—In April of 2007, the Fund received $1,413,849 from Champion Windows Holdings, Inc. (“Champion Windows”). The Fund recorded the amount as an escrow receivable as of March 31, 2007. This Champion Window payment is expected to be the final payment from escrow for the sale of Champion Windows, which was sold in January 2006.

In May 2004, the Fund sold investments in Alenco Holding Corporation. A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. As of March 31, 2007, the amount receivable from the Alenco escrow is valued at $96,684. The Fund is not aware of any claims against the escrow that have been made as of March 31, 2007 and is anticipating a final payment from the Alenco Holding Corporation escrow account by May 2007.

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

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issues for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Fund believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Fund adopted SAB 108 on December 31, 2006, and there was no impact on its consolidated financial statements.

(4) Related Party Transactions

Moore Clayton Capital Advisors, Inc. (“MCCA”) was formed in February 2005 for the purpose of managing the Fund. MCC Global N.V., the parent company of MCCA either directly or indirectly has a significant ownership interest in the Fund and, additionally, has one common director. MCCA has no direct ownership in the Fund and has two common directors with the Fund. MCCA acquired the outstanding stock of the two entities which owned the previous adviser, Equus Capital Management Corporation. Those two entities were individually owned by a current officer of the Fund and a previous officer of the Fund who resigned with the change to the new adviser, MCCA. See Footnote 5 “Management Agreements” for discussion of fees paid by the Fund to the Adviser and Administrator.

The Fund entered into a consulting agreement (the “Walsh Agreement”) with Walsh Advisors, LLC. The principal of Walsh Advisors is James M. Walsh, a former director of the Fund. Pursuant to the Walsh Agreement, Walsh Advisors serves as a financial advisor to the Fund in connection with the future growth of the Fund. For the services provided under the Walsh Agreement, the Fund has paid Walsh Advisors a fee of $75,000 for services rendered from the period of January 15, 2007 through March 14, 2007.

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

(5) Management Agreements

The Fund entered into an investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with the Adviser. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis ($262,714 (estimated) incentive fee in 2007). The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of MCC Global N.V., an international private equity investment and advisory firm.

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

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $2,500 is paid to the Chairman of the Independent Directors and the Chairman of the Audit Committee. Certain officers of the Fund serve as directors of the Fund’s portfolio companies, and may receive and retain fees, including non-employee director stock options, from such portfolio companies in consideration for such service.

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

The Fund adopted FASB Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” referred to as “FIN 48,” as of January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, FIN 48 prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under FIN 48, if a tax position previously failed the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold should no longer be recognized in the first financial reporting period that the threshold is no longer met.

The Fund is a flow through, non-tax paying entity; further, the Fund’s net operating loss carry-forwards have been exhausted. Based upon an examination of the Fund’s tax position, the Fund determined that the aggregate exposure under FIN 48 did not have a material impact on its financial statements at January 1, 2007 or March 31, 2007. Therefore, the Fund has not recorded an adjustment to its financial statements related to the adoption of FIN 48. The Fund will continue to evaluate its tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

(7) Dividends

On October 23, 2006 the Fund announced a managed distribution policy for the Fund to pay quarterly dividends at an annual rate of a minimum of $0.50 per share annually. In accordance with the new policy, the Fund announced the declaration of a $0.125 dividend payable on March 30, 2007, to shareholders of record as of the close of business on February 26, 2007. The Fund paid $566,006 in cash and issued 52,650 additional shares of common stock at $8.633 per share on March 30, 2007, in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2007.

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,926 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006, in payment of such dividend.

(8) Portfolio Securities

During the three months ended March 31, 2007, the Fund invested $5,100,000 in two new companies and made follow-on investments of $2,631,110 in three follow-on investments, including $112,147 in the form of interest and dividends paid in kind or original issue discount/premium amortization. In addition, the Fund realized a net capital gain of $1,595,780 (significant transactions include the escrow receivable from the sale of Champion which generated a capital gain of 1,413,849 during the three months ended March 31, 2007).

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

(10) Subsequent Events

On April 2, 2007, the Fund sold U.S. Treasury bills for $30,000,000 and repaid the margin loan.

On April 2, 2007, the Fund received a final escrow payment of $1,413,849 from the sale of Champion Window Holdings, Inc. This amount was included in escrow receivable at March 31, 2007.

On April 3, 2007, the Fund made an investment of $2,000,000 for 13% promissory note with a maturity date of August 3, 2007 with Nickent Golf Equipment, for working capital for development and growth opportunities.

On April 14, 2007, the Fund made a follow-on investment in Riptide Entertainment, LLC of $250,000 for an 8% promissory note with a maturity date of April 12, 2012. On May 2, 2007, the Fund made another follow-on investment of $225,000 for an 8% promissory note with a maturity date of May 2, 2012.

On May 2, 2007, the Fund received $4,484,940 for the sale of The Drilltec Corporation (“Drilltec”).

For the period from April 1 through May 14, 2007, the Fund has received approximately $568,000 in interest from Cedar Lodge Holdings, Inc., based on condominium sales activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund made two new investment other than follow-on investments during the three months ended March 31, 2007 and made no new investments other than follow-on investments during the three months ended March 31, 2006.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $46,488,074 (including no publicly traded securities) and $42,626,576 (including no publicly traded securities) as of March 31, 2007 and 2006, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Fund adopted SAB 108 on December 31, 2006, and there was no impact on its consolidated financial statements.

Liquidity and Capital Resources

As March 31, 2007, the Fund had cash and unrestricted temporary investments of $43,612,480. The Fund had $46,488,074 of its total assets of $123,274,713 invested in portfolio securities. Restricted assets totaled $30,275,710, of which $29,975,950 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $299,760 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm April 2, 2007.

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

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced. As of March 31, 2007 the Fund had total commitments of $12,605,451 with $7,795,451 and $4,810,000 committed to R,P&C and HealthSPAC respectively, which are both in the healthcare sector.

During the three months ended March 31, 2007 and 2006, the amount of interest and loan fees paid in cash was $30,092 and $32,356, respectively. .

Net cash provided by (used in) operating activities was ($7,322,535) and $41,257,780 for the three months ended March 31, 2007 and 2006, respectively. Approximately $18.3 million in estimated value of the Fund’s investments are in the form of notes receivable from portfolio companies. However, only two of the portfolio companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $4,423,497 in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the three months ended March 31, 2007 and 2006, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment income (loss) after all expenses was $4,914 and (703,700) for the three months ended March 31, 2007 and 2006, respectively. The net investment income generated at March 31, 2007 compared to net investment losses in 2006, is due primarily to the incentive fee expense accrual of $1,216,028 at March 31, 2006, compared to an incentive fee of $262,714 at March 31, 2007, due to the gain on the sale of Champion Windows in January 2006. Total income from portfolio securities was $678,083 and $871,598 for the three months ended March 31, 2007 and 2006, respectively.

Interest from temporary cash investments increased from $409,305 to $533,363 for the three months ended March 31, 2007 and 2006, respectively. The cash in temporary investments (excluding the margin account) increased $9,683,350 to $43,612,480 during the twelve months ended March 31, 2007. These increases are primarily due to the increase in cash generated from the sale of Champion Windows.

With the change in adviser and discontinuation of the stock option plan, a new incentive fee was initiated on June 30, 2005. The incentive fees is calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The proceeds of any sale are compared to the fair market valuation of the Fund’s portfolio companies at March 31, 2005. The estimated expenses for incentive fees for the three months ended March 31, 2007 are $262,714. The estimated incentive fee expenses for the three months ended March 31, 2006 are $1,216,028 based on capital gains generated by the sale of Champion Windows.

Professional fees increased by $57,051 for the three months ended March 31, 2007 and 2006. These first quarter increases are due primarily to consulting fees incurred in connection with the future growth of the Fund.

Administrative fees were unchanged for the three months ended March 31, 2007 and 2006, respectively. The Fund reimburses the Administrator, ECAC, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The administrator receives $112,500 per quarter.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2007, the Fund realized net capital gains of $1,595,780. The Fund increased the value of the escrow receivable for Champion Windows realizing a capital gain of $1,413,849. In addition, the Fund had other capital gains of $181,991.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized appreciation on investments decreased by $2,172,591 during the three months ended March 31, 2007, from a net unrealized appreciation of $9,291,752 to a net unrealized appreciation of $7,119,161. Such decrease in appreciation resulted primarily from decrease in estimated fair market value of ConGlobal Industries Holding, Inc., resulting from a decline in operations for the period. The decrease was partially offset by the increase in fair market value of Drilltec, resulting from a pending sale.

Dividends

On October 23, 2006 the Fund announced a managed distribution policy for the Fund to pay quarterly dividends at an annual rate of a minimum of $0.50 per share annually. In accordance with the new policy, the Fund also announced the declaration of a $0.125 dividend payable on March 30, 2007, to shareholders of record as of the close of business on

February 26, 2007. The Fund paid $566,006 in cash and issued 52,650 additional shares of common stock at $8.633 per share on March 30, 2007, in payment of such dividend. The classification of the dividend will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2007.

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,926 in cash and issued 729,773 additional shares of common stock at $7.489 per share on March 23, 2006, in payment of such dividend.

Portfolio Investments

During the three months ended March 31, 2007, the Fund invested $5,100,000 in two new companies and made follow-on investments of $2,631,100 in three follow-on investments, including $112,147 in the form of interest and dividends paid in kind or original issue discount/premium amortization. In addition, the Fund realized a net capital gain of $1,595,780 (significant transactions include the escrow receivable from the sale of Champion which generated a capital gain of $1,413,849 during the three months ended March 31, 2007.

For the three months ended March 31, 2007, the Fund received an additional 615 shares amounting to $61,500 of preferred stock of Sovereign Business Forms, Inc. (“Sovereign”) in dividends.

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

On February 16, 2007, the Fund announced the declaration of a first quarter dividend of $0.125 per share in accordance with its managed distribution policy. This dividend was paid on March 30, 2007 to shareholders of record as of February 26, 2007. The dividend was paid in shares of common stock or in cash by specific election of the shareholders made by March 22, 2007. The classification of this dividend as ordinary income, capital gain and return of capital will not be known until December 31, 2007, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

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

Subsequent Events

On April 2, 2007, the Fund sold U.S. Treasury bills for $30,000,000 and repaid the margin loan.

On April 2, 2007, the Fund received a final escrow payment of $1,413,849 from the sale of Champion Window Holdings, Inc. This amount was included in escrow receivable at March 31, 2007.

On April 3, 2007, the Fund made an investment of $2,000,000 for 13% promissory note with a maturity date of August 3, 2007 with Nickent Golf Equipment, for working capital for development and growth opportunities.

On April 14, 2007, the Fund made a follow-on investment in Riptide Entertainment, LLC of $250,000 for an 8% promissory note with a maturity date of April 12, 2012. On May 2, 2007, the Fund made another follow-on investment of $225,000 for an 8% promissory note with a maturity date of May 2, 2012.

On May 2, 2007, the Fund received 4,484,940 for the sale of The Drilltec Corporation (“Drilltec”).

For the period from April 1 through May 14, 2007, the Fund has received approximately $568,000 in interest from Cedar Lodge Holdings, Inc., based on condominium sales activity.

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

Borrowings under the lines of credit expose the Fund to certain market risks. There were no borrowing outstanding during the three months ending March 31, 2007 and 2006.

On August 22, 2006, the Fund entered into a $10 million revolving line of credit agreement (the “Credit Facility”) with Regions Bank. The initial term of the Credit Facility is through December 31, 2007. The Fund can borrow up to $10 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of either LIBOR plus 2.5% or the prime rate, at the Fund’s discretion. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities and contains certain restrictive covenants, including, but not limited to, certain limitations on indebtedness and liens. A facility fee of .25% per annum on the unused portion of the line of credit is payable in arrears, accordingly $6,250 for facility fees has been accrued as interest expense as of March 31, 2007. There were no borrowings outstanding during the three months ended March 31, 2007. The Fund was in compliance with its covenants as of March 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Fund’s liquidity and capital resources.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Business Products and Services includes three portfolio companies and was 21% of the net asset value and 41.6% of the Fund’s investments in portfolio company securities (at fair value) at March 31, 2007. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

EQUUS TOTAL RETURN, INC.

Date: May 15, 2007	/s/ Anthony R. Moore
Anthony R. Moore Chief Financial Officer