Form 10-Q
period 2007-06-30
EQUUS TOTAL RETURN, INC.
filed 2007-08-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

There were 8,265,829 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 14, 2007. The net asset value of a share at June 30, 2007 was $11.15.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(Unaudited)

	2007	2006
Assets

Investments in portfolio securities at fair value (cost $49,534,890 and $33,334,824 respectively)	$54,469,655	$42,626,576
Restricted cash & temporary investments, at cost which approximates fair value	30,285,406	30,278,588
Cash	—	171,150
Temporary cash investments, at cost which approximates fair value	37,108,202	51,327,938
Accounts receivable	128,290	146,885
Accrued interest and dividends receivable due from portfolio companies	1,004,092	527,877
Deferred Costs	690,173	584,265
Escrowed receivables due from portfolio securities, at fair value	262,500	202,980

Total assets	$123,948,318	$125,866,259

Liabilities and net assets

Liabilities:
Accounts payable and accrued liabilities	$78,688	$229,535
Bank overdraft	43,213	—
Due to adviser	1,677,839	2,422,061
Borrowing under margin account	29,985,550	29,978,800

Total liabilities	31,785,290	32,630,396

Commitments and contingencies

Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,265,829 and 8,164,249 shares outstanding, respectively	8,266	8,164
Additional paid-in capital	98,270,762	97,385,267
Undistributed net investment losses	(25,457,050)	(22,703,320)
Undistributed net capital gains	14,406,285	9,254,000
Unrealized appreciation of portfolio securities, net	4,934,765	9,291,752

Total net assets	$92,163,028	$93,235,863

Net assets per share	$11.15	$11.42

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006
Investment income:
Interest income from portfolio securities	$729,466	$816,634
Dividend income from portfolio securities	62,800	162,316
Interest from temporary cash investments	478,414	351,631

Total investment income	1,270,680	1,330,581

Expenses:
Management fee	460,815	421,537
Incentive fee	953,067	169,509
Director fees and expenses	81,770	130,640
Professional fees	189,490	290,110
Administrative fees	112,500	112,500
Mailing, printing and other expenses	117,696	113,954
Interest expense	21,845	31,035
Franchise taxes	44,496	132,420

Total expenses	1,981,679	1,401,705

Net investment loss	(710,999)	(71,124)

Net realized gain on portfolio securities	3,556,505	742,285

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	4,934,765	(8,665,335)
Beginning of period	7,119,161	(12,236,291)

Net change in unrealized appreciation of portfolio securities	(2,184,396)	3,570,956

Net increase in net assets resulting from operations	$661,110	$4,242,117

Net increase in net assets from operations per share:
Basic	$0.08	$0.52

Diluted	$0.08	$0.52

Weighted average shares outstanding, in thousands
Basic	8,220	8,106

Diluted	8,220	8,106

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR SIX MONTHS ENDED JUNE 30, 2007 and 2006

(Unaudited)

	2007	2006
Investment income:
Interest income from portfolio securities	$1,346,049	$1,527,216
Dividend income from portfolio securities	124,300	323,332
Interest from temporary cash investments	1,011,777	760,936

Total investment income	2,482,126	2,611,484

Expenses:
Management fee	921,310	821,541
Incentive fee	1,215,781	1,385,537
Director fees and expenses	170,606	223,291
Professional fees	349,653	393,222
Administrative fees	225,000	225,000
Mailing, printing and other expenses	217,693	138,922
Interest expense	43,522	51,349
Franchise taxes	44,646	147,445

Total expenses	3,188,211	3,386,307

Net investment loss	(706,085)	(774,823)

Net realized gain on portfolio securities	5,152,285	28,164,337

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	4,934,765	(8,665,335)
Beginning of period	9,291,752	14,043,262

Net change in unrealized appreciation of portfolio securities	(4,356,987)	(22,708,597)

Net increase in net assets resulting from operations	$89,213	$4,680,917

Net increase in net assets from operations per share:
Basic	$0.01	$0.60

Diluted	$0.01	$0.60

Weighted average shares outstanding, in thousands
Basic	8,193	7,780

Diluted	8,193	7,780

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENT OF CHANGES IN NET ASSETS

FOR SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006
Operations:
Net investment loss	$(706,085)	$(774,823)
Net realized gain on portfolio securities	5,152,285	28,164,337
Net change in unrealized appreciation of portfolio securities	(4,356,987)	(22,708,597)

Net increase in net assets resulting from operations	89,213	4,680,917

Capital share transactions:
Dividends declared	(2,047,645)	(18,441,480)
Shares issued in dividend	885,597	5,465,555

Decrease in net assets from capital share transactions	(1,162,048)	(12,975,925)

Decrease in net assets	(1,072,835)	(8,295,008)
Net assets at beginning of period	93,235,863	92,602,338

Net assets at end of period	$92,163,028	$84,307,330

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENT OF CHANGES IN CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Interest and dividends received	$1,756,656	$1,467,853
Cash paid to adviser, directors, banks and suppliers	(4,064,687)	(2,733,533)
Escrow receivable	(59,520)	(8,324,735)
Purchase (sale) of portfolio securities	(22,093,963)	31,760,194
Proceeds from dispositions of portfolio securities	8,111,917	52,229
Principal payments from portfolio securities	3,197,021	20,169,819
Sales of restricted temporary cash investments	(6,818)	—

Net cash provided by operating activities	(13,159,393)	42,391,827

Cash flows from financing activities:
Bank overdraft payable	43,213	—
Borrowings under margin account	59,954,750	59,922,631
Repayments under margin account	(59,961,500)	(79,892,749)
Dividends paid	(1,162,048)	(12,975,926)
Deferred costs	(105,908)	—

Net cash (used in) financing activities	(1,231,493)	(32,946,044)

Net increase (decrease) in cash and cash equivalents	(14,390,886)	9,445,783
Cash and cash equivalents at beginning of period	51,499,088	25,645,627

Cash and cash equivalents at end of period	$37,108,202	$35,091,410

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENT OF CHANGES IN CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

(Continued)

	2007	2006
Reconciliation of increase (decrease) in net assets from operations to net cash provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$89,213	$4,680,917
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by operating activities:
Gain realized on dispositions of portfolio securities, net	(5,152,285)	(28,164,337)
Decrease in unrealized appreciation, net	4,356,987	22,708,597
Increase in accrued interest receivable due from portfolio companies	(462,715)	(790,595)
Increase in accrued escrow receivable due from portfolio companies	(59,520)	—
Decrease in accounts receivable	18,595	—
Accrued interest or dividends exchanged for portfolio securities	(262,756)	(353,036)
Decrease in accounts payable and accrued liabilities	(150,847)	(16,246)
Increase (decrease) in due to adviser	(744,222)	669,021
Purchase of portfolio securities	(22,093,963)	(8,324,735)
Proceeds from dispositions of portfolio securities	8,111,917	31,760,193
Principal payments from portfolio securities	3,197,021	52,229
(Purchases) sales of restricted temporary cash investments	(6,818)	20,169,819

Net cash (used in) provided by operating activities	$(13,159,393)	$42,391,827

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION — SELECTED PER SHARE DATA AND RATIOS

FOR SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007		2006
Investment income	$0.30		$0.34

Expenses	0.39		0.44

Net investment income	(0.09)		(0.10)

Realized gain on dispositions of portfolio securities, net	0.63		3.62

Decrease in unrealized appreciation of portfolio securities, net	(0.53)		(2.92)

Increase in net assets resulting from operations	0.01		0.60

Capital Transactions:
Dividend declared	(0.25)		(2.50)
Dilutive effect of shares issued in common stock dividend	(0.03)		(0.25)

Decrease in net assets from capital transactions	(0.28)		(2.75)

Net decrease in net assets	(0.27)		(2.15)

Net assets at beginning of period	11.42		12.55

Net assets at end of period	$11.15		$10.40

Net assets at end of period-diluted	$11.15		$10.40

Weighted average number of shares outstanding during period, in thousands	8,193		7,780

Market value per share at end of period	$8.95		$7.18

Selected ratios:
Ratio of expenses to average net assets	3.44%		3.83%

Ratio of net investment income to average net assets	(0.76)%		(0.88)%

Ratio of increase in net assets resulting from operations to average net assets	0.10%		5.29%

Total return on market price	7.73	% *	8.40%

*	Adjusted for dividends

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

June 30, 2007

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	% of Each Class	Cost of Investment	Fair Value(4)
The Bradshaw Group Richardson, TX	Printing Equipment	May 2000	576,828 Class B Shares 12.25% preferred stock	18%	$1,794,546	$325,000
			38,750 Class C shares preferred stock
			788,649 Class D shares 15% preferred stock
			2,218,109 Class E shares 8% preferred stock
			Warrant to buy 2,229,450 shares of common stock through May 2008		1	—

ConGlobal Industries Holding, Inc. Houston, TX	Shipping Containers	February 1997	24,397,303 shares of common stock	29%	$1,370,495	—
			Promissory note(2)		3,227,992	2,732,580
			Member interest in CCI-ANI Finance, LLC(2)		2,702,616	2,287,835
			Member interest (66.7%) in JL Madre, LLC(1)		1,000,000	1,034,905
			Member interest (28.3%) in JL Madre(1) Equipment, LLC		69,210	119,305

Creekstone Florida Holdings, LLC Houston, TX	Real Estate	December 2005(4)	17-19.8% subordinated promissory note(1)	100%	$4,192,754	$4,192,754

Equus Media Development Company, LLC Houston, TX	Media	January 2007(4)	Member Interest	100%	$5,000,000	$5,000,000

Equus Media Finance Company, LLC Houston, TX	Media	March 2007(4)	Member Interest	100%	$100,000	$100,000

HealthSpac, LLC El Segundo, CA	Healthcare	December 2006(4)	Member interest (40%)	40%	$190,000	$190,000

INFINIA Corporation Kennewick, WA	Energy	June 2007(4)	666,667 Class A Shares Preferred Stock	16%	$3,000,000	$3,000,000

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

June 30, 2007

Continued

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	% of Each Class	Cost of Investment	Fair Value(4)

Nickent Golf, Inc. City of Industry, CA	Entertainment and Leisure	June 2007(4)	13% Promissory Note	61%	$6,000,000	$6,000,000
			Warrants to buy 463,917 shares of common stock at $0.97 per share through August 4, 2009, warrant terms subject to change		—	—
PalletOne, Inc. South Bartow, FL	Wooden pallet manufacturer	October 2001	350,000 shares of common stock	21%	$350,000	$2,100,000

Riptide Entertainment, LLC Miami, FL	Entertainment and Leisure	December 2005(4)	Member interest (64.67%)	65%	$64,667	$64,667
			8% promissory notes		4,835,000	4,835,000

RP&C International Investments LLC New York, NY	Healthcare	September 2006(4)	350,000 shares of common stock	17%	$3,304,549	$3,304,549

Sovereign Business Forms, Inc. Houston, TX	Business Forms Manufacturer	August 1996	27,312 shares of preferred stock(1)(2)	31%	$2,855,500	$2,855,500
			15% promissory notes(1)(2)		4,937,622	4,937,622

			Warrant to buy 551,894 shares of common stock at $1 per share through Aug 2007		—	197,053

			Warrant to buy 25,070 shares of common stock at $1.25 per share through Oct 2007		—	5,313

			Warrant to buy 273,450 shares of common stock at $1 per share through Oct 2009		—	97,634

Spectrum Management, LLC Carrollton, TX	Business and personal property protection	December 1999	285,000 units of Class A equity interest	79%	$2,850,000	$9,400,000
			16% subordinated promissory note(1)(2)		1,303,698	1,303,698

			12.75% subordinated promissory note(2)		386,241	386,241

TOTAL					$49,534,890	$54,469,655

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2007

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, for the six months June 30, 2007, the Fund was considered to have a controlling interest in Cedar Lodge Holdings, Inc., Creekstone Florida Holdings, ConGlobal Industries, Inc., Equus Media Development Company, LLC, Equus Media Finance Company, LLC, HealthSPAC, LLC, PalletOne, Inc., Sovereign Business Forms, Inc., Spectrum Management, LLC, and Riptide Entertainment, LLC. Income was earned in the amount of $1,158,859 and $1,850,548 for the six months June, 2007 and 2006, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $311,490 and $0 for the six months June 30, 2007 and 2006, respectively, on portfolio securities of a company that is an affiliate of the Fund, but is not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested.

The investments in portfolio securities held by the Fund are becoming more geographically diversified. Many of the Fund’s portfolio companies (except ConGlobal Industries, Inc., Nickent, INFINIA Corporation, PalletOne, Inc., Riptide Entertainment LLC, RP&C International Investments LLC and HealthSPAC, LLC) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at June 30, 2007:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$24,883,306	$24,387,894	26.5%
Limited liability company investments	12,431,042	12,101,261	13.1%
Common Stock	4,570,495	11,500,000	12.5%
Preferred stock	7,650,046	6,180,500	6.7%
Options and warrants	1	300,000	0.3%

Total	$49,534,890	$54,469,655	59.1%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $9,360,140 provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are being made currently on notes aggregating $13,497,303 in fair value.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2007

(Unaudited)

(Continued)

The following is a summary by industry of the Fund’s investments as of June 30, 2007:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$19,508,060	21.2%
Leisure and Entertainment	10,899,667	11.8%
Shipping Products and Services	8,274,625	9.0%
Media	5,100,000	5.5%
Real Estate	4,192,754	4.5%
Healthcare	3,494,549	3.8%
Energy	3,000,000	3.3%

Total	$54,469,655	59.1%

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(Unaudited)

(1) Organization and Business Purpose

Equus Total Return, Inc. (the “Fund”), formerly Equus II Incorporated, a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund trade on the New York Stock Exchange under the symbol “EQS”. On August 11, 2006, shareholders of the Fund approved the change of the Fund’s investment strategy to a total return investment objective. This new strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or internally. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in portfolio companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund elected to be treated as a business development company under the Investment Company Act of 1940 (“Investment Company Act”). For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). With shareholder approval on June 30, 2005, the Fund entered into an investment advisory agreement with Moore Clayton Capital Advisers, Inc. (the “Adviser”). Prior to this agreement, the Fund’s adviser was Equus Capital Management Corporation.

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

(2) Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit—As of June 30, 2007, the Fund had cash and unrestricted temporary investments of $37,108,202. The Fund had $54,469,655 of its total assets of $123,948,318 invested in portfolio securities. Restricted assets totaled $30,285,406, of which $29,985,550 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $299,856 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on July 2, 2007.

On August 22, 2006, the Fund entered into a $10 million revolving line of credit agreement (the “Credit Facility”) with Regions Bank. The initial term of the Credit Facility is through December 31, 2007. The Fund can borrow up to $10 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of either LIBOR plus 2.5% or the prime rate, at the Fund’s discretion. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities and contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates. A facility fee of .25% per annum on the unused portion of the line of credit is payable in arrears and $2,083 is accrued to interest expense as of June 30, 2007.

On April 2, 2007, the Fund sold U.S. Treasury bills for $30,000,000 and repaid the margin loan.

On April 2, 2007, the Fund received a final escrow payment of $1,413,849 from the sale of Champion Window Holdings, Inc.

On April 3, 2007, the Fund made an investment of $2,000,000 for 13% promissory note with a maturity date of August 3, 2007 with Nickent Golf, Inc, for working capital for development and growth opportunities.

On April 14, 2007, the Fund made a follow-on investment in Riptide Entertainment, LLC of $250,000 for an 8% promissory note with a maturity date of April 12, 2012. Additional follow-on investments include 8% promissory notes for $225,000 on May 2, 2007, $400,000 on May 11, and $2,600,000 on June 18, all maturing in 2012.

On May 2, 2007, the Fund received $4,484,940 for the sale of The Drilltec Corporation (“Drilltec”).

During the quarter ended June 30, 2007, the Fund has received approximately $1,103,660 in principal and interest from Cedar Lodge Holdings, Inc., based on condominium sales activity.

For the periods from May 23 through May 30, 2007, the Fund received final escrow payments totaling $261,617 from the sale of Alenco Windows.

On June 13, 2007, the Fund made an investment of $3,000,000 in exchange for 666,667 Class A Preferred Shares in INFINIA Corporation, to further the company’s sales and product development programs and for company operations.

On June 21, 2007, the Fund made a follow-on investment with Nickent Golf, Inc of $6,000,000 for a 13% promissory note with a maturity date of June 20, 2011, for working capital, strategic marketing and global expansion, and received $2,000,000 repayment of the bridge loan dated April 3, 2007.

On June 25, 2007, the Fund paid second quarter cash dividends in the amount of approximately $596,042, in accordance with the quarterly dividend policy.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced. As of June 30, 2007 the Fund had total remaining commitments of $16,810,000 with $5,100,000, $4,900,000 and $2,000,000 committed to Riptide Entertainment LLC, Equus Media Finance Company LLC and Nickent Golf, Inc all in the leisure and entertainment sector. An additional $4,810,000 is committed to HealthSPAC, which is in the healthcare sector.

During the six months ended June 30, 2007 and 2006, the amount of interest and loan fees paid in cash was $43,521 and $52,679, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments— See Note 3 at “Federal Income Taxes” for further disclosure regarding Fund borrowings and purchasing government securities, including possible associated risks, to satisfy certain requirements of the Internal Revenue Code.

As of June 30, 2007 and 2006, the Fund borrowed $29,985,550 and $29,975,432 to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $30,285,406 and 30,275,186 as of June 30, 2007 and 2006, respectively. The U.S. Treasury bills were sold and the total amounts borrowed were repaid in July 2007 and 2006, respectively.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $54,469,655 (including no publicly traded securities) and $49,566,265 (including no publicly traded securities) as of June 30, 2007 and 2006, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value—In April of 2007, the Fund received the full amount of escrow and generated a capital gain of $1,402,753 from Champion Windows Holdings, Inc. (“Champion Windows”). This Champion Windows payment is expected to be the final payment from escrow for the sale of Champion Windows, which was sold in January 2006.

In May 2004, the Fund sold investments in Alenco Holding Corporation. A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. The Fund received the full amount of escrow or $261,617 as final payments from the Alenco Holding Corporation escrow account during May 2007.

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

Federal Income Taxes—The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company (“RIC”) and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. Among other requirements, the Code requires that a RIC satisfy a two part “diversification” test with respect to its investment portfolio holdings. First, at the close of each quarter of the taxable year, at least 50% of the value of a RIC’s total assets are invested in: (a) cash; (b) cash items; (c) government securities; (d) securities of other RICs; and (e) investments in other securities which, with respect to any one issuer, do not represent more than 5% of the assets of the RIC nor more than 10% of the voting securities of such issuer. Second, at the close of each quarter of the taxable year, not more than 25% of the value of the RIC’s total assets are invested in the securities (other than government securities or the securities of other RICs) of any one issuer. In order to satisfy the diversification test, the Fund at times has borrowed sufficient funds utilizing a margin account with a securities brokerage firm to purchase government securities. On these occasions, the holdings of government securities has permitted the Fund to reduce the percent holdings of certain issuers below the 5% and/or the 25% limits. To our knowledge, the Internal Revenue Service has not provided definitive guidance on a RIC borrowing and investing in the noted manner to comply with the diversification test. If the Service were to take a contrary view to the Fund’s and/or the Fund were unable to borrow sufficient funds in the future, the Fund may no longer qualify as a RIC. In this case, the Fund would be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to the Fund and its stockholders. See Note 2 at “RIC Borrowings, Restricted Cash and Temporary Investments” for disclosure regarding specific Fund borrowings and government securities purchases to maintain the Fund’s RIC status.

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

(5) Management Agreements

The Fund entered into an investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with the Adviser. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis $1,215,780 (estimated) incentive fee in 2007). The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of MCC Global N.V., an international private equity investment and advisory firm.

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

Both the Advisory Agreement and the Administrative Agreement have been extended for one year by approval of the Board of Directors.

(6) Dividends

On October 23, 2006 the Fund announced a managed distribution policy for the Fund to pay quarterly dividends at an annual rate of a minimum of $0.50 per share annually. In accordance with the new policy, the Fund announced the declaration of a $0.125 dividend payable on June 25, 2007, to shareholders of record as of the close of business on May 21, 2007. The Fund paid $596,042 in cash and issued 48,930 additional shares of common stock at $8.81 per share on June 25, 2007, in payment of such dividend. The Fund announced the declaration of a $0.125 dividend payable on March 30, 2007, to shareholders of record as of the close of business on February 26, 2007. The Fund paid $566,006 in cash and issued 52,650 additional shares of common stock at $8.63 per share on March 30, 2007, in payment of such dividend. The classification of the dividends will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2007.

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,926 in cash and issued 729,773 additional shares of common stock at $7.49 per share on March 23, 2006, in payment of such dividend.

(7) Portfolio Securities

During the six months ended June 30, 2007, the Fund invested $10,100,000 in four new companies and made follow-on investments of $12,256,719 in five follow-on investments including $262,756 in the form of interest and dividends paid in kind or original issue discount/premium amortization. In addition, the Fund realized a net capital gain of $5,152,285 (significant transactions include the sale of Drilltec Corporation which generated a capital gain of $3,484,940 and the receipt of final escrow payment from the sale of Champion which generated a capital gain of $1,402,753 during the six months ended June 30, 2007.

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

(8) Subsequent Events

On July 9, 2007, the Fund made a follow-on investment in HealthSpac, LLC of $175,000 for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund made four new investment other than follow-on investments during the six months ended June 30, 2007 and made no new investments other than follow-on investments during the six months ended June 30,2006.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $54,469,655 (including no publicly traded securities) and $49,566,265 (including no publicly traded securities) as of June 30, 2007 and 2006, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Liquidity and Capital Reserves

Net cash provided by (used in) operating activities was $($13,159,393) and $42,391,827 for the six months ended June 30, 2007 and 2006, respectively. Approximately $24.4 million in estimated value of the Fund’s investments are in the form of notes receivable from portfolio companies. However, only three of the portfolio companies are currently paying cash interest to us in accordance with their respective notes receivable, which aggregate $18,434,925 in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the six months ended June 30, 2007 and 2006, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $706,085 and $774,823 for the six months ended June 30, 2007 and 2006 respectively and $710,999 and $71,124 for the three months ended June 30, 2007 and 2006, respectively. Total income from portfolio securities was $1,470,349 and $1,850,548 for the six months ended June 30, 2007 and 2006 respectively and $792,266 and $978,950 for the three months ended June 30, 2007 and 2006 respectively . The net investment loss generated at June 30, 2007 compared to 2006, is due primarily to the incentive fee expense accrual of $953,067 for the three months ended June 30, 2007, compared to an incentive fee of $169,509 for the three months ended June 30, 2006, due to the gain on the sale of The Drilltec Corporation in May 2007.

Interest from temporary cash investments increased from $760,936 to $1,011,777 for the six months ended June 30, 2007 and 2006, respectively. This increase is primarily due to the increase in cash generated from the sale of Champion Windows.

The Adviser receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $921,310 and $821,541 during the six months ended June 30, 2007 and 2006, respectively and $460,815 and $421,537 for the three months ended June 30, 2007 and 2006, respectively. The increase in management fees during the six months and three months ended June 30, 2006, was due to an increase in net assets between the two periods which was primarily due to valuation increases and subsequent cash generated from the sales of Champion Window Holdings, Inc., Doane PetCare Enterprises, Inc., and The Drilltec Corporation.

With the change in adviser, a new incentive fee was initiated on June 30, 2005. The incentive fees is calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The proceeds of any sale are compared to the fair market valuation of the Fund’s portfolio companies at March 31, 2005. The estimated expenses for incentive fees for the six months ended June 30, 2007 are $1,215,781, based on the capital gains generated by the sale of The Drilltec Corporation and the receipt of final escrow payment from the sale of Champion Windows. The estimated incentive fee expenses for the six months ended June 30, 2006 were $1,385,537 based on capital gains generated by the sale of Champion Windows.

Director fees and expenses decreased by $52,685 and $48,870 for the six months and three months ended June 30, 2007 and 2006, respectively, due primarily due to a reduction of the number of independent directors in 2007 along a with decline in meetings for the period.

Professional fees declined by $43,569 for the six months ended June 30, 2007 compared to June 30, 2006 and declined by $700,620 for the three months ended June 30, 2007 and 2006, respectively, due primarily to consulting fees incurred in connection with the future growth of the Fund in 2006.

Administrative fees were unchanged for the six months ended June 30, 2007 and 2006, respectively. The Fund reimburses the Administrator, ECAC, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The administrator receives $112,500 per quarter.

Franchise taxes declined $102,799 and $87,924 for the six and three months ended June 30, 2007, as the Fund decreased its s ownership in portfolio companies.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2007, the Fund realized net capital gains of $5,152,285. The Fund received the final the escrow payment for Champion Windows realizing a capital gain of $1,402,753. The Fund sold its investment in The Drilltec Corporation for a realized capital gain of $3,484,940. In addition, the Fund realized capital gains of $990,454 for Cedar Lodge Holdings, Inc. The Fund had other capital gains of $222,650 and realized a short-term capital gain of $11,120 on U.S. Treasury Bills. The Fund also realized a loss on TurfGrass America Inc.

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

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized appreciation on investments decreased by $4,356,987 during the six months ended June 30, 2007, from a net unrealized appreciation of $9,291,752 to a net unrealized appreciation of $4,934,765. Such decrease in appreciation resulted a transfer of $3,484,940 in net unrealized appreciation to net realized appreciation for sale of the Drilltec Corporation. The decrease in appreciation was also a result of the decline in estimated fair market value of ConGlobal Industries Holding, Inc., resulting from a decline in operations for the period.

Net unrealized depreciation on investments increased by $22,708,597 during the six months ended June 30, 2006, from a net unrealized appreciation of $14,043,262 to a net unrealized depreciation of $8,665,335. Such increase in depreciation resulted primarily from the transfer of $26,640,341 in net unrealized appreciation to net realized appreciation for Champion Window Holdings, Inc. The increase in depreciation was also increased by the transfer of $428,185 and $628,208 in net unrealized appreciation to net realized appreciation for Alenco Window Holdings, LLC and Doane PetCare Enterprises, Inc., escrow accounts, respectively. The Fund had additional decreases in unrealized depreciation which resulted from increases in the estimated fair value of six of its portfolio companies aggregating $6,591,382 which is primarily comprised of PalletOne, Inc. and The Drilltec Corporation due to improved operating performances at both companies. The Fund had additional increases in unrealized depreciation which resulted from decreases in the estimated fair value of two of the portfolio companies amounting to $1,603,245.

Dividends

On October 23, 2006 the Fund announced a managed distribution policy for the Fund to pay quarterly dividends at an annual rate of a minimum of $0.50 per share annually. In accordance with the new policy, the Fund announced the declaration of a $0.125 dividend payable on June 25, 2007, to shareholders of record as of the close of business on May 21, 2007. The Fund paid $596,041 in cash and issued 48,930 additional shares of common stock at $8.81 per share on June 25, 2007, in payment of such dividend. The Fund announced the declaration of a $0.125 dividend payable on March 30, 2007, to shareholders of record as of the close of business on February 26, 2007. The Fund paid $566,006 in cash and issued 52,650 additional shares of common stock at $8.63 per share on March 30, 2007, in payment of such dividend. The classification of the dividends will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2007.

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,925 in cash and issued 729,773 additional shares of common stock at $7.49 per share on March 23, 2006, in payment of such dividend.

Portfolio Investments

During the six months ended June 30, 2007, the Fund invested $10,100,000 in four new companies and made follow-on investments of $12,256,719 in five follow-on investments , including $262,756 in the form of interest and dividends paid in kind or original issue discount/premium amortization. In addition, the Fund realized a net capital gain of $5,152,285 (significant transactions include the sale of Drilltec Corporation which generated a capital gain of $3,484,940 and final escrow payment from the sale of Champion which generated a capital gain of $1,402,753 during the six months ended June 30, 2007.

On January 11, 2007, the Fund invested an additional $2.0 million in RP&C International Investments LLC.

On January 30, 2007, the Fund invested $5.0 million in Equus Media Development Company, LLC, a 100% wholly owned subsidiary which has a development financing agreement with Kopelson Entertainment for the purchase of creative material to be used for commercial exploitation in a variety of formats including but not limited to the production of motion pictures.

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

On April 3, 2007, the Fund made an investment of $2,000,000 for 13% promissory note with a maturity date of August 3, 2007 with Nickent Golf, Inc., for working capital for development and growth opportunities.

On April 14, 2007, the Fund made a follow-on investment in Riptide Entertainment, LLC of $250,000 for an 8% promissory note with a maturity date of April 12, 2012. Additional follow-on investments include 8% promissory notes for $225,000 on May 2, 2007, $400,000 on May 11, and $2,600,000 on June 18, all maturing in 2012.

On May 2, 2007, the Fund received $4,484,940 for the sale of The Drilltec Corporation (“Drilltec”).

For the six month period, the Fund has received approximately $3.2 million in principal, interest and realized gains from Cedar Lodge Holdings, Inc., based on condominium sales activity.

For the periods from May 23 through May 30, 2007, the Fund received final escrow payments totaling $261,617 from the sale of Alenco Windows.

On June 13, 2007, the Fund made an investment of $3,000,000 in exchange for 666,667 Class A Preferred Shares in INFINIA Corporation, to further the company’s sales and product development programs and for company operations.

On June 21, 2007, the Fund made a follow-on investment with Nickent Golf, Inc. of $6,000,000 for a 13% promissory note with a maturity date of June 20, 2011, for working capital, strategic marketing and global expansion, and received $2,000,000 in repayment of the bridge loan date April 3, 2007.

Subsequent Events

On July 9, 2007, the Fund made a follow-on investment in HealthSpac, LLC of $175,000 for working capital.

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

Borrowings under the lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under the Fund’s lines of credit for the six months ended June 30, 2007 and 2006, respectively, of approximately $0 and $0 a change of one percent in the interest rate would have caused a change in interest expense of approximately $0. This change would have resulted in no change in the net asset value per share at June 30, 2007 and 2006, respectively.

On August 22, 2006, the Fund entered into a $10 million revolving line of credit agreement (the “Credit Facility”) with Regions Bank. The initial term of the Credit Facility is through December 31, 2007. The Fund can borrow up to $10 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of either LIBOR plus 2.5% or the prime rate, at the Fund’s discretion. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities and contains certain restrictive covenants, including, but not limited to , the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates. A facility fee of .25% per annum on the unused portion of the line of credit is payable in arrears and $2,083 is accrued to interest expense as of June 30, 2007, There were no borrowings outstanding during the six months ended June 30, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Fund’s liquidity and capital resources.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Business Products and Services includes three portfolio companies and was 21% of the net asset value and 35.8% of the Fund’s investments in portfolio company securities (at fair value) at June 30, 2007. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the six months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

EQUUS TOTAL RETURN, INC.

Date: August 14, 2007	/s/ Kenneth I. Denos
Kenneth I. Denos
Chief Executive Officer