Form 10-Q
period 2007-09-30
EQUUS TOTAL RETURN, INC.
filed 2007-11-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

There were 8,333,428 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 14, 2007. The net asset value of a share at September 30, 2007 was $10.54.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	2007	2006
	(Unaudited)
Assets
Investments in portfolio securities at fair value (cost $52,127,857 and $33,334,824 respectively)	$53,446,608	$42,626,576
Restricted cash & temporary investments, at cost which approximates fair value	30,285,658	30,278,588
Cash	24,106	171,150
Temporary cash investments, at cost which approximates fair value	34,155,242	51,327,938
Accounts receivable	120,226	146,885
Accrued interest and dividends receivable due from portfolio companies	1,305,876	527,877
Deferred Costs	—	584,265
Escrowed receivables, at fair value	262,500	202,980

Total assets	$119,600,216	$125,866,259

Liabilities and net assets

Liabilities:
Accounts payable and accrued liabilities	$69,144	$229,535
Dividends payable	43,069	—
Due to adviser	1,640,548	2,422,061
Borrowing under margin account	29,985,800	29,978,800

Total liabilities	31,738,561	32,630,396

Commitments and contingencies

Net assets:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,333,428 and 8,164,249 shares outstanding, respectively	8,333	8,164
Additional paid-in capital	98,801,750	97,385,267
Undistributed net investment losses	(26,778,983)	(22,703,320)
Undistributed net capital gains	14,511,804	9,254,000
Unrealized appreciation of portfolio securities, net	1,318,751	9,291,752

Total net assets	$87,861,655	$93,235,863

Net assets per share	$10.54	$11.42

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
Investment income:
Interest income from portfolio securities	$684,832	$768,949
Dividend income from portfolio securities	64,200	163,616
Interest from temporary cash investments	401,744	448,123

Total investment income	1,150,776	1,380,688

Expenses:
Management fee	303,433	464,718
Incentive fee	(289)	267,772
Director fees and expenses	92,544	126,070
Professional fees	241,551	433,263
Administrative fees	112,500	112,500
Mailing, printing and other expenses	37,264	54,991
Interest expense	22,574	69,260
Franchise taxes	20,707	(47,069)
Offering costs	609,200	—

Total expenses	1,439,484	1,481,505

Net investment loss	(288,708)	(100,817)

Net realized gain (loss) on portfolio securities	105,520	(10,034,921)

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	1,318,751	10,106,637
Beginning of period	4,934,765	(8,665,335)

Net change in unrealized appreciation (depreciation) of portfolio securities	(3,616,014)	18,771,972

Net increase (decrease) in net assets resulting from operations	$(3,799,202)	$8,636,234

Net increase (decrease) in net assets resulting from operations per share:
Basic	$(0.46)	$1.07

Diluted	$(0.46)	$1.07

Weighted average shares outstanding, in thousands
Basic	8,270	8,106

Diluted	8,270	8,106

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

(Unaudited)

	2007	2006
Investment income:
Interest income from portfolio securities	$2,030,881	$2,296,165
Dividend income from portfolio securities	188,500	486,949
Interest from temporary cash investments	1,413,521	1,209,058

Total investment income	3,632,902	3,992,172

Expenses:
Management fee	1,224,743	1,286,259
Incentive fee	1,215,491	1,653,309
Director fees and expenses	263,150	349,360
Professional fees	591,204	826,486
Administrative fees	337,500	337,500
Mailing, printing and other expenses	254,957	193,913
Interest expense	66,096	120,609
Franchise taxes	65,353	100,376
Offering costs	609,200	—

Total expenses	4,627,694	4,867,812

Net investment loss	(994,792)	(875,640)

Net realized gain on portfolio securities	5,257,805	18,129,416

Net unrealized appreciation of portfolio securities:
End of period	1,318,751	10,106,637
Beginning of period	9,291,752	14,043,262

Net change in unrealized appreciation of portfolio securities	(7,973,001)	(3,936,625)

Net increase (decrease) in net assets resulting from operations	$(3,709,988)	$13,317,151

Net increase (decrease) in net assets resulting from operations per share:
Basic	$(0.45)	$1.69

Diluted	$(0.45)	$1.69

Weighted average shares outstanding, in thousands
Basic	8,219	7,890

Diluted	8,219	7,890

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
Operations:
Net investment loss	$(994,792)	$(875,640)
Net realized gain on portfolio securities	5,257,805	18,129,416
Net change in appreciation of portfolio securities	(7,973,001)	(3,936,625)

Net (decrease) increase in net assets resulting from operations	(3,709,988)	13,317,151

Capital share transactions:
Dividends declared	(3,080,872)	(18,441,480)
Shares issued in dividend	1,416,652	5,465,555

Decrease in net assets from capital share transactions	(1,664,220)	(12,975,925)

(Decrease) increase in net assets	(5,374,208)	341,226
Net assets at beginning of period	93,235,863	92,602,338

Net assets at end of period	$87,861,655	$92,943,564

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Interest and dividends received	$2,374,177	$3,051,634
Offering costs expense	609,200	—
Cash paid to adviser, directors, banks and suppliers	(5,499,866)	(3,790,917)
Purchase of portfolio securities	(24,468,963)	(8,652,295)
Proceeds from dispositions of portfolio securities, net	6,657,917	35,034,329
Principal payments from portfolio securities	4,697,020	3,199,440
(Purchase) sale of restricted temporary cash investments	(7,070)	10,078,341

Net cash provided by (used in) operating activities	(15,637,585)	38,920,532

Cash flows from financing activities:
Borrowings under margin account	89,947,300	99,889,625
Repayments under margin account	(89,940,300)	(109,868,181)
Dividends paid	(1,664,220)	(12,975,925)
Cash paid for deferred costs	(24,935)	(378,423)

Net cash (used in) financing activities	(1,682,155)	(23,332,904)

Net increase (decrease) in cash and cash equivalents	(17,319,740)	15,587,628
Cash and cash equivalents at beginning of period	51,499,088	25,645,627

Cash and cash equivalents at end of period	$34,179,348	$41,233,255

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

(Continued)

	2007	2006
Reconciliation of increase (decrease) in net assets from operations to net cash provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,709,988)	$13,317,151
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Gain realized on dispositions of portfolio securities, net	(5,257,805)	(18,129,416)
Offering costs expense	609,200	—
Decrease in unrealized appreciation, net	7,973,001	3,936,625
Increase in accrued interest and dividends receivable due from portfolio companies	(777,999)	(433,383)
Decrease in accounts receivable	26,659	13,605
Accrued interest or dividends exchanged for portfolio securities	(480,723)	(520,759)
Increase (decrease) in accounts payable, dividends payable and accrued liabilities	(117,322)	96,921
Increase (decrease) in due to adviser	(781,513)	979,973
Purchase of portfolio securities	(24,468,963)	(8,652,295)
Proceeds from dispositions of portfolio securities, net	6,657,917	35,034,329
Principal payments from portfolio securities	4,697,021	3,199,440
(Purchase) sale of restricted temporary cash investments	(7,070)	10,078,341

Net cash (used in) provided by operating activities	$(15,637,585)	$38,920,532

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION — SELECTED PER SHARE DATA AND RATIOS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
Investment income	$0.44	$0.51

Expenses	0.56	0.62

Net investment income	(0.12)	(0.11)

Realized gain (loss) on sale of portfolio securities, net	0.66	2.30

Increase (decrease) in unrealized appreciation of portfolio securities, net	(0.98)	(0.50)

Increase (decrease) in net assets from operations	(0.44)	1.69

Capital Transactions:
Dividend declared	(0.38)	(2.50)
Dilutive effect of shares issued in common stock dividend and exercise of options	(0.06)	(0.27)

Decrease in net assets from capital transactions	(0.44)	(2.77)

Net increase (decrease) in net assets	(0.88)	(1.08)

Net assets at beginning of period	11.42	12.55

Net assets at end of period	$10.54	$11.47

Net assets at end of period-diluted	$10.54	$11.47

Weighted average number of shares outstanding during period, in thousands	8,219	7,890

Market value per share at end of period	$7.63	$7.56

Selected ratios:
Ratio of expenses to average net assets	5.11%	5.25%

Ratio of net investment income loss to average net assets	(1.10%)	(0.94)%

Ratio of increase (decrease) in net assets from operations to average net assets	(4.10%)	14.35%

Total return on market price	(6.26%)*	12.65%

*	Adjusted for dividends

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2007

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	Cost of Investment	Fair Value(3)(4)
The Bradshaw Group Richardson, TX	Printing Equipment	May 2000	576,828 Class B Shares 12.25% preferred stock	$1,794,546	$325,000
			38,750 Class C shares preferred stock	—	—
			788,649 Class D shares 15% preferred stock	—	—
			2,218,109 Class E shares 8% preferred stock	—	—
			Warrant to buy 2,229,450 shares of common stock through May 2008	1	—

ConGlobal Industries Holding, Inc. Houston, TX	Shipping Containers	February 1997	24,397,303 shares of common stock	1,370,495	—

			Promissory note(2)	3,265,762	1,863,549

			Member interest in CCI-ANI Finance, LLC(2)	2,734,238	1,560,244

			Member interest (66.7%) in JL Madre, LLC(1)	1,000,000	1,034,905

			Member interest (28.3%) in JL Madre(1) Equipment, LLC	69,210	119,305

Creekstone Florida Holdings, LLC Houston, TX	Real Estate	December 2005(4)	17-19.8% subordinated promissory note(1)	4,178,880	4,178,880

Equus Media Development Company, LLC Houston, TX	Media	January 2007(4)	Member Interest	5,000,000	5,000,000

Equus Media Finance Company, LLC Houston, TX	Media	March 2007(4)	Member Interest	100,000	100,000

HealthSpac, LLC El Segundo, CA	Healthcare	December 2006(4)	Member interest (40%)	565,000	565,000

INFINIA Corporation Kennewick, WA	Energy	June 2007(4)	666,667 Class A Shares Preferred Stock	3,000,000	3,000,000

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2007

Continued

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	Cost of Investment	Fair Value(3)(4)
Nickent Golf, Inc. City of Industry, CA	Entertainment and Leisure	June 2007(4)	13% Promissory Note	$6,000,000	$6,000,000
			2,000,000 shares Class A Convertible Preferred Stock	2,000,000	2,000,000
			Warrants to buy 463,917 shares of common stock at $0.97 per share through August 4, 2009, warrant terms subject to change

PalletOne, Inc. South Bartow, FL	Wooden pallet manufacturer	October 2001	350,000 shares of common stock	350,000	550,000
Riptide Entertainment, LLC Miami, FL	Entertainment and Leisure	December 2005(4)	Member interest (64.67%) 8% promissory notes	64,667 4,835,000	64,667 4,835,000
RP&C International Investments LLC New York, NY	Healthcare	September 2006(4)	350,000 shares of common stock	3,304,549	3,304,549
Sovereign Business Forms, Inc. Houston, TX	Business Forms Manufacturer	August 1996	29,197 shares of preferred stock(1)(2)	2,919,700	2,919,700
			15% promissory notes(1)(2)	5,035,870	5,035,870

			Warrant to buy 551,894 shares of common stock at $1 per share through Aug 2008	—	97,634
			Warrant to buy 25,070 shares of common stock at $1.25 per share through Aug 2008	—	5,313
			Warrant to buy 273,450 shares of common stock at $1 per share through Oct 2009	—	197,053
Spectrum Management, LLC Carrollton, TX	Business and personal property	December 1999	285,000 units of Class A equity interest	2,850,000	9,000,000
	protection		16% subordinated promissory note(1)(2)	1,303,698	1,303,698
			12.75% subordinated promissory note(2)	386,241	386,241

TOTAL				$52,127,857	$53,446,608

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2007

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

For the nine months September 30, 2007, the Fund was considered to have a “controlling” interest in Creekstone Florida Holdings, ConGlobal Industries, Inc., Equus Media Development Company, LLC, Equus Media Finance Company, LLC, HealthSPAC, LLC, PalletOne, Inc., Sovereign Business Forms, Inc., Spectrum Management, LLC, and Riptide Entertainment, LLC. Income was earned in the amount of $1,723,708 and $2,782,387 for the nine months September, 2007 and 2006, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $495,673 and $727 for the nine months September 30, 2007 and 2006, respectively, on portfolio securities of a company that is an “affiliate” of the Fund, but is not controlled by the Fund. The terms “control” and “affiliate” are defined in the Investment Company Act of 1940.

The Fund’s investments are in “eligible portfolio companies,” as required by the Investment Company Act of 1940. The Fund provides significant managerial assistance to the portfolio companies in which it has invested.

The investments in portfolio securities held by the Fund are becoming more geographically diversified. Many of the Fund’s portfolio companies (except ConGlobal Industries, Inc., Nickent, INFINIA Corporation, PalletOne, Inc., Riptide Entertainment LLC, RP&C International Investments LLC and HealthSPAC, LLC) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at September 30, 2007:

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$25,005,451	$23,603,238	26.8%
Limited liability company investments	12,837,664	11,748,670	13.4%
Common Stock	4,570,495	9,550,000	10.9%
Preferred stock	9,714,246	8,244,700	9.4%
Options and warrants	1	300,000	0.3%

Total	$52,127,857	$53,446,608	60.8%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $6,725,809 provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are being made currently on notes aggregating $10,178,880 in fair value.

The following is a summary by industry of the Fund’s investments as of September 30, 2007:

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business Products and Services	$19,270,509	21.9%
Leisure and Entertainment	12,899,667	14.7%
Shipping Products and Services	5,128,003	5.8%
Media	5,100,000	5.8%
Real Estate	4,178,880	4.8%
Healthcare	3,869,549	4.4%
Energy	3,000,000	3.4%

Total	$53,446,608	60.8%

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

Liquidity and Revolving Line of Credit—As of September 30, 2007, the Fund had cash and unrestricted temporary investments of $34,155,242. The Fund had $53,446,608 of its total assets of $119,600,216 invested in portfolio securities. Restricted assets totaled $30,285,658, of which $29,985,800 was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $299,858 represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on October 1, 2007.

On August 22, 2006, the Fund entered into a $10 million revolving line of credit agreement (the “Credit Facility”) with Regions Bank. The initial term of the Credit Facility is through December 31, 2007 and the Fund is currently evaluating its renewal and credit facility options. The Fund can borrow up to $10 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of either LIBOR plus 2.5% or the prime rate, at the Fund’s discretion. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities and contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates. As of September 30, 2007, the Fund was in compliance with all its covenants. A facility fee of ..25% per annum on the unused portion of the line of credit is payable in arrears and $2,083 is accrued to interest expense as of September 30, 2007. The Fund has not drawn on the line of credit to date.

On July 2, 2007, the Fund sold U.S. Treasury bills for $30,000,000 and repaid the margin loan.

On July 9, 2007, the Fund made a follow-on investment in HealthSpac, LLC of $175,000 for working capital.

On August 16, 2007, the Fund made a follow-on investment with Nickent Golf, Inc, of $2,000,000 in exchange for 2,000,000 Class A Preferred shares, for working capital for development and growth opportunities.

On August 17, 2007, the Fund made a follow-on investment in HealthSpac, LLC of $200,000 for working capital.

On August 23, 2007, the Fund received $113,000 from Equicom, the first of two installments of the final liquidation of the company.

On August 18, 2007, the Fund received $82,500 in additional funds for the sale of The Drilltec Corporation (“Drilltec”) in April 2007.

On September 24, 2007, the Fund paid third quarter cash dividends in the amount of approximately $502,173, in accordance with the quarterly dividend policy.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced. As of September 30, 2007 the Fund had total remaining commitments of $22,230,000 of which $7,795,000 is committed to RP&C International Investments, LLC, $5,100,000 is committed to Riptide Entertainment LLC, $4,900,000 is committed to Equus Media Finance Company LLC and $4,435,000 is committed to HealthSPAC.

During the nine months ended September 30, 2007 and 2006, the amount of interest and loan fees paid in cash was $66,095 and $110,304, respectively.

RIC Borrowings, Restricted Cash and Temporary Investments—See Note 3 at “Federal Income Taxes” for further disclosure regarding Fund borrowings and purchasing government securities, including possible associated risks, to satisfy certain requirements of the Internal Revenue Code.

As of September 30, 2007 and December 31, 2006, the Fund borrowed $29,985,800 and $29,978,800, respectively, to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $30,285,658 and $30,278,588 as of September 30, 2007 and December 31, 2006, respectively. The U.S. Treasury bills were sold and the total amounts borrowed were repaid in October 2007 and 2006, respectively.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $53,446,608 (including no publicly traded securities) and $42,626,576 (including no publicly traded securities) as of September 30, 2007 and December 2006, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value—In May 2007, the Fund sold investments in The Drilltec Corporation. A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. As of September 30, 2007, the amount receivable from the Drilltec escrow is valued at $262,500. The Fund is not aware of any claims against the escrow that have been made as of September 30, 2007 and is anticipating a final payment from The Drilltec Corporation escrow account by May 2008.

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

Federal Income Taxes—The Fund intends to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company (“RIC”) and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. Among other requirements, the Code requires that a RIC satisfy a two part “diversification” test with respect to its investment portfolio holdings. First, at the close of each quarter of the taxable year, at least 50% of the value of a RIC’s total assets are invested in: (a) cash; (b) cash items; (c) government securities; (d) securities of other RICs; and (e) investments in other securities which, with respect to any one issuer, do not represent more than 5% of the assets of the RIC nor more than 10% of the voting securities of such issuer. Second, at the close of each quarter of the taxable year, not more than 25% of the value of the RIC’s total assets are invested in the securities (other than government securities or the securities of other RICs) of any one issuer. In order to satisfy the diversification test, the Fund at times has borrowed sufficient funds utilizing a margin account with a securities brokerage firm to purchase government securities. On these occasions, the holding of government securities has permitted the Fund to reduce the percent holdings of certain issuers below the 5% and/or the 25% limits. To our knowledge, the Internal Revenue Service has not provided definitive guidance on a RIC borrowing and investing in the noted manner to comply with the diversification test. If the Service were to take a contrary view to the Fund’s and/or the Fund were unable to borrow sufficient funds in the future, the Fund may no longer qualify as a RIC. In this case, the Fund would be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to the Fund and its stockholders. See Note 2 at “RIC Borrowings, Restricted Cash and Temporary Investments” for disclosure regarding specific Fund borrowings and government securities purchases to maintain the Fund’s RIC status.

(4)	Related Party Transactions

Moore Clayton Capital Advisors, Inc. (“MCCA”) was formed in February 2005 for the purpose of managing the Fund. MCC Global N.V., the parent company of MCCA either directly, or indirectly has a significant ownership interest in the Fund and, additionally, has one common director. MCCA has no direct ownership in the Fund and has two common directors with the Fund. MCCA acquired the outstanding stock of the two entities which owned the previous adviser, Equus Capital Management Corporation. Those two entities were individually owned by a current officer of the Fund and a previous officer of the Fund who resigned with the change to the new adviser, MCCA. See Footnote 5 “Management Agreements” for discussion of fees paid by the Fund to the Adviser and Administrator.

(5)	Management Agreements

The Fund entered into an investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with the Adviser. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis ($1,215,491 (estimated) incentive fee in 2007). The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of MCC Global N.V., an international private equity investment and advisory firm.

The Advisory Agreement presently continues year-to-year, provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund, or (ii) a majority of the Independent Directors of the Fund. The Advisory Agreement may be terminated at any time, without the payment of any penalty, by the Board of Directors or the holders of a majority of the Fund’s shares on 60 days’ written notice to the Adviser, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

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

The Administration Agreement presently continues year-to-year, provided such continuance is approved at least annually by the Fund’s Board of Directors, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by the Board of Directors, or by the Administrator, upon 60 days’ written notice to the other party, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $2,500 is paid to the Chairman of the Independent Directors and the Chairman of the Audit Committee. An additional one-time fee of $5,000 was paid to the

Chairman of the Independent Directors and the Chairman of the Audit Committee in September 2007, as approved by the Compensation Committee.

(6)	Dividends

On October 23, 2006 the Fund announced a managed distribution policy for the Fund to pay quarterly dividends at an annual rate of a minimum of $0.50 per share annually. In accordance with the new policy, the Fund announced the declaration of a $0.125 dividend payable on September 24, 2007, to shareholders of record as of the close of business on August 21, 2007. The Fund paid $502,172 in cash and issued 73,069 additional shares of common stock at $7.856 per share on September 24, 2007, in payment of such dividend. The Fund announced the declaration of a $0.125 dividend payable on June 25, 2007, to shareholders of record as of the close of business on May 21, 2007. The Fund paid $596,042 in cash and issued 48,930 additional shares of common stock at $8.81 per share on June 25, 2007, in payment of such dividend. The Fund announced the declaration of a $0.125 dividend payable on March 30, 2007, to shareholders of record as of the close of business on February 26, 2007. The Fund paid $566,006 in cash and issued 52,650 additional shares of common stock at $8.63 per share on March 30, 2007, in payment of such dividend. The classification of the dividends will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2007.

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,925 in cash and issued 729,773 additional shares of common stock at $7.49 per share on March 23, 2006, in payment of such dividend.

(7)	Portfolio Securities

During the nine months ended September 30, 2007, the Fund invested an aggregate of $25.0 million in four new companies and seven follow-on investments including $480,723 in the form of interest and dividends paid in kind or original issue discount/premium amortization. In addition, the Fund realized a net capital gain of $5,257,805 (significant transactions include the sale of The Drilltec Corporation which generated a capital gain of $3,829,940 and the receipt of final escrow payment from the sale of Champion which generated a capital gain of $1,402,753 during the nine months ended September 30, 2007.

During the nine months ended September 30, 2006, the Fund invested $327,560 in one new investments and made follow-on investments of $8,845,494 in eight companies, including $520,760 in the form of interest and dividends paid in kind or original issue discount/premium amortization. In addition, the Fund realized a net capital gain of $18,129,416 (the sale of Champion generated a net capital gain of $26,846,269 while the Equicom sale resulted in a net capital loss of $10,334,254) during the nine months ended September 30, 2006.

(8)	Subsequent Events

On October 1, 2007, the Fund sold U.S. Treasury bills of $30,000,000 and repaid the margin loan.

On October 2, 2007, the Fund decided to dissolve Equus Media Finance Company, LLC.

On October 4, 2007, the Fund invested $3.0 million in mezzanine debt in Big Apple Entertainment in the form of an 18% promissory note.

On October 15, 2007, the Fund received $22,762 from Equicom, final proceeds from the liquidation of the company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund made four new investments in addition to follow-on investments during the nine months ended September 30, 2007 and made one new investment in addition to follow-on investments during the nine months ended September 30, 2006.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $53,446,608 (including no publicly traded securities) and $52,377,253 (including no publicly traded securities) as of September 30, 2007 and 2006, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Liquidity and Capital Reserves

Net cash provided by (used in) operating activities was $(16,426,785) and $38,920,532 for the nine months ended September 30, 2007 and 2006, respectively. Approximately $23.6 million in estimated value of the Fund’s investments are in the form of notes receivable from portfolio companies. However, only two of the portfolio companies are currently paying cash interest to the Fund in accordance with their respective notes receivable, which aggregate $10,178,880 in fair value. Certain of the promissory notes provide that interest may be paid in kind or that the original issue discount may be accreted over the life of the notes, by adding such amounts to the principal of the notes.

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the nine months ended September 30, 2007 and 2006, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $994,792 and $875,640 for the nine months ended September 30, 2007 and 2006 respectively and $288,708 and $100,817 for the three months ended September 30, 2007 and 2006, respectively. Total income from portfolio securities was

$2,219,381 and $2,783,114 for the nine months ended September 30, 2007 and 2006 respectively and $749,032 and $932,565 for the three months ended September 30, 2007 and 2006 respectively. The net investment loss generated at September 30, 2007 compared to 2006, is due primarily to the decline in total income from portfolio securities for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, along with the offering costs incurred at September 30, 2007.

Interest from temporary cash investments increased to $1,413,521 from $1,209,058 for the nine months ended September 30, 2007 and 2006, respectively. This increase is primarily due to the increase in cash generated from the sale of Champion Windows in mid-2006.

The Adviser receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1,224,743 and $1,286,259 during the nine months ended September 30, 2007 and 2006, respectively and $303,433 and $464,718 for the three months ended September 30, 2007 and 2006, respectively. The decrease in management fees during the nine months and three months ended September 30, 2006, was due to the offset of directors fees received from portfolio companies which totaled $135,000.

With the change in adviser, a new incentive fee was initiated on June 30, 2005. The incentive fees is calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The proceeds of any sale are compared to the fair market valuation of the Fund’s portfolio companies at March 31, 2005. The estimated incentive fee for the nine months ended September 30, 2007 are $1,215,491, based on the capital gains generated by the sale of The Drilltec Corporation and the receipt of final escrow payment from the sale of Champion Windows. The estimated incentive fee for the nine months ended September 30, 2006 were $1,653,309 based on capital gains generated by the sale of Champion Windows.

Director fees and expenses decreased by $86,210 for the nine months and three months ended September 30, 2007 due primarily to a reduction of the number of independent directors in 2007 along a with decline in meetings for the period.

Professional fees declined by $235,282 for the nine months ended September 30, 2007 compared to September 30, 2006 and declined by $191,712 for the three months ended September 30, 2007 and 2006, respectively, due primarily to consulting fees incurred in connection with the future growth of the Fund in 2006.

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

Offering costs of $609,200 were expensed during the third quarter of 2007.

Franchise taxes declined $35,023 for the nine months ended September 30, 2007, as the Fund decreased its ownership in portfolio companies.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2007, the Fund realized net capital gains of $5,257,805. The Fund received the final escrow payment for Champion Windows realizing a capital gain of $1,402,753. The Fund sold its investment in The Drilltec Corporation for a realized capital gain of $3,829,940. In addition, the Fund realized capital gains of $608,245 for Cedar Lodge Holdings, Inc. The Fund realized a short-term capital gain of $18,166 on U.S. Treasury Bills. The Fund also realized a capital loss on TurfGrass America Inc.

During the nine months ended September 30, 2006, the Fund realized net capital gains of $18,129,416. The Fund sold its 1,410,000 shares of common stock and 10,000 warrants of Champion Window Holdings, Inc. for $28,331,141, realizing a capital gain of $26,846,269. The Fund sold a portion of its escrow ownership in Alenco Window Holdings, LLC, for $428,185, realizing a capital gain of $428,185. The Fund sold a portion of its escrow ownership in Doane PetCare Enterprises, Inc. for $927,541, realizing a capital gain of $927,541. The Fund sold its entire interest in Equicom, Inc., which included common stock, preferred stock and promissory notes, realizing a capital loss of $10,334,254. The Fund increased the value of the escrow account of Strategic Holdings, Inc. for a capital gain of $190,000. In addition, the Fund had other capital gains of $44,955 and realized a short-term capital gain of $26,720 on U.S. Treasury Bills.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized appreciation on investments decreased by $7,973,001 during the nine months ended September 30, 2007, from a net unrealized appreciation of $9,291,752 to a net unrealized appreciation of $1,318,751. Such decrease in appreciation resulted from a transfer of $3,567,440 in net unrealized appreciation to net realized appreciation for sale of The Drilltec Corporation. The decrease in appreciation was also a result of the decline in estimated fair market values of ConGlobal Industries Holding, Inc. and Pallet One, resulting from a decline in operations for the period.

Net unrealized depreciation on investments increased by $3,936,625 during the nine months ended September 30, 2006, from a net unrealized appreciation of $14,043,262 to a net unrealized depreciation of $10,106,637. Such increase in depreciation resulted primarily from the transfer of $26,640,341 in net unrealized appreciation to net realized appreciation for Champion Window Holdings, Inc. which was partially offset by the transfer of $10,334,254 in net unrealized depreciation to net realized depreciation. The increase in depreciation was also increased by the transfer of $428,185 and $927,542 in net unrealized appreciation to net realized appreciation for Alenco Window Holdings, LLC and Doane PetCare Enterprises, Inc., escrow accounts, respectively. The Fund had additional decreases in unrealized depreciation which resulted from increases in the estimated fair value of seven of its portfolio companies aggregating $13,765,502 which is primarily comprised of PalletOne, Inc. and The Drilltec Corporation due to improved operating performances at both companies. The Fund had additional increases in unrealized depreciation which resulted from decreases in the estimated fair value of one of the portfolio companies amounting to $40,313.

Dividends

On October 23, 2006 the Fund announced a managed distribution policy for the Fund to pay quarterly dividends at an annual rate of a minimum of $0.50 per share annually. In accordance with the new policy, the Fund announced the declaration of a $0.125 dividend payable on September 24, 2007, to shareholders of record as of the close of business on August 21, 2007. The Fund paid $502,172 in cash and issued 73,069 additional shares of common stock at $7.856 per share on September 24, 2007, in payment of such dividend. The Fund announced the declaration of a $0.125 dividend payable on June 25, 2007, to shareholders of record as of the close of business on May 21, 2007. The Fund paid $596,042 in cash and issued 48,930 additional shares of common stock at $8.81 per share on June 25, 2007, in payment of such dividend. The Fund announced the declaration of a $0.125 dividend payable on March 30, 2007, to shareholders of record as of the close of business on February 26, 2007. The Fund paid $566,006 in cash and issued 52,650 additional shares of common stock at $8.63 per share on March 30, 2007, in payment of such dividend. The classification of the dividends will not be known as to whether it is an ordinary income, capital gain, or return of capital dividend until December 31, 2007.

On February 2, 2006, the Fund declared dividends of $18,441,480 ($2.50 per share). The Fund paid $12,975,925 in cash and issued 729,773 additional shares of common stock at $7.49 per share on March 23, 2006, in payment of such dividend.

Portfolio Investments

During the nine months ended September 30, 2007, the Fund invested an aggregate of $25.0 million in four new companies and seven follow-on investments including $480,723 in the form of interest and dividends paid in kind or original issue discount/premium amortization. In addition, the Fund realized a net capital gain of $5,257,805 (significant transactions include the sale of The Drilltec Corporation which generated a capital gain of $3,829,940 and the receipt of final escrow payment from the sale of Champion which generated a capital gain of $1,402,753 during the nine months ended September 30, 2007.

On January 11, 2007, the Fund invested an additional $2.0 million in RP&C International Investments LLC.

On January 30, 2007, the Fund invested $5.0 million in Equus Media Development Company, LLC, a 100% wholly owned subsidiary which has a development financing agreement with Kopelson Entertainment for the purchase of creative material to be used for commercial exploitation in a variety of media including but not limited to the production of motion pictures.

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

On May 2, 2007, the Fund received $4,484,940 for the sale of The Drilltec Corporation (“Drilltec”).

For the nine month period, the Fund has received approximately $3.2 million in principal, interest and realized gains from Cedar Lodge Holdings, Inc., based on condominium sales activity.

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

On August 16, 2007, the Fund made a follow-on investment with Nickent Golf, Inc, of $2,000,000 in exchange for 2,000,000 Class A Preferred shares, for working capital for development and growth opportunities.

On August 17, 2007, the Fund made a follow-on investment in HealthSpac, LLC of $200,000 for working capital.

On August 23, 2007, the Fund received $113,000 from Equicom, the first of two installments of the final liquidation of the company.

On August 18, 2007, the Fund received $82,500 in additional funds for the sale of The Drilltec Corporation (“Drilltec”) in April 2007.

Subsequent Events

On October 1, 2007, the Fund sold U.S. Treasury bills of $30,000,000 and repaid the margin loan.

On October 2, 2007, the Fund decided to dissolve Equus Media Finance Company, LLC.

On October 4, 2007, the Fund invested $3.0 million in mezzanine debt in Big Apple Entertainment in the form of an 18% promissory note.

On October 15, 2007, the Fund received $22,762 from Equicom, final proceeds from the liquidation of the company.

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

Borrowings under the lines of credit expose the Fund to certain market risks. Based on the average outstanding borrowings under the Fund’s lines of credit for the nine months ended September 30, 2007 and 2006, respectively, of approximately $0 and $0 a change of one percent in the interest rate would have caused a change in interest expense of approximately $0. This change would have resulted in no change in the net asset value per share at September 30, 2007 and 2006, respectively.

On August 22, 2006, the Fund entered into a $10 million revolving line of credit agreement (the “Credit Facility”) with Regions Bank. The initial term of the Credit Facility is through December 31, 2007 and the Fund is currently evaluating its renewal and credit facility options. The Fund can borrow up to $10 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of either LIBOR plus 2.5% or the prime rate, at the Fund’s discretion. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities and contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates. As of September 30, 2007, the Fund was in compliance with all its covenants. A facility fee of .25% per annum on the unused portion of the line of credit is payable in arrears and $2,083 is accrued to interest expense as of September 30, 2007. The Fund has not drawn on the line of credit to date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Fund’s liquidity and capital resources.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Business Products and Services includes three portfolio companies and was 22% of the net asset value and 36% of the Fund’s investments in portfolio company securities (at fair value) at September 30, 2007. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on their evaluation, the Fund’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective in timely making known to them material information relating to the Fund required to be disclosed in the Fund’s reports file or submitted under the Exchange Act. There has been no change in the Fund’s internal control over financial reporting during the nine months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Fund held its annual meeting of shareholders on June 14, 2007. At the meeting, shareholders voted on the election of nine directors, each for a term of one year.

The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

Name of Nominee	For	Withheld
Richard F. Bergner	6,675,246	470,510
Charles M. Boyd, M.D.	6,714,467	431,289
Sam P. Douglass	6,710,491	435,265
Alan D. Feinsilver	6,678,488	467,268
Gregory J. Flanagan	6,729,446	416,310
Henry W. Hankinson	6,675,689	470,067
Robert L. Knauss	6,678,197	467,559
Anthony R. Moore	6,707,465	438,291
Dr. Francis D. Tuggle	6,710,902	434,854

All nominees to the Registrant’s Board of Directors were elected.

Item	6. Exhibits

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: November 14, 2007	/s/ Kenneth I. Denos
Kenneth I. Denos
Chief Executive Officer