Form 10-K
period 2007-12-31
EQUUS TOTAL RETURN, INC.
filed 2008-03-31
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $41,715,378 computed on the basis of $6.51 per share, closing price of the common stock on the New York Stock Exchange on March 28, 2008. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 8,401,179 shares of the registrant’s common stock, $.001 par value, outstanding as of March 28, 2008. The net asset value of a share as of December 31, 2007 was $12.286.

Portions of the Proxy Statement (to be filed) for the 2008 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

PART I

Item 1. Business

Equus Total Return, Inc. (the “Fund” or “EQS”), formerly Equus II Incorporated, is a business development company that provides comprehensive financing solutions for companies in industries that it believes will benefit from significant social and demographic trends. The Fund’s registered investment adviser, Moore, Clayton Capital Advisors, Inc. (“the Adviser”), manages its portfolio and provides access to investment opportunities throughout the United States and internationally. The Adviser is a wholly owned subsidiary of MCC Global (“MCC”), an international investment advisory firm that holds 15.2% of the Fund’s common stock as of December 31, 2007.

The Fund’s investment objective is to generate current investment income and long-term capital gains by investing in the debt and equity securities of small capitalization companies, which it defines as companies with a total enterprise value of between $15.0 million and $75.0 million. The Adviser has indicated that it generally intends to invest its assets in sectors that are, and which it believes will continue to be, driven by significant social and demographic trends, including an aging population, increased leisure time, the globalization of business and widespread concern about the environment and increasingly scarce energy resources. As its investment adviser, the Adviser intends to implement a total return-oriented investment strategy, which will include investments in a broad mix of equity and debt securities. Reflecting its change to a total return investment strategy, the Fund expects that its investments in debt and equity securities will generate both current income and capital gains and should enable it to maintain a consistent dividend policy.

The Fund believes its investment opportunities and, consequently, its returns, are limited currently by the relatively small size of it portfolio and investments. The Fund’s current portfolio size limits it to relatively modest investments (averaging $6.0 million through December 31, 2007).

The Fund is a closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, or the 1940 Act. In order to remain a business development company it must meet certain specified requirements under the 1940 Act, including investing at least 70% of its assets in eligible portfolio companies and limiting the amount of leverage it incurs. The Fund is also a regulated investment company, or RIC, under Subchapter M of the U.S. Internal Revenue Code of 1986, or the Code. As such, it is not required to pay corporate-level income tax on the Fund’s investment income. The Fund intends to maintain its RIC status, which will require that it qualify annually as a RIC by meeting certain specified requirements. For a discussion of these requirements necessary to maintain its status as a business development company and as a RIC, please see “Regulation as a Business Development Company – General” and “Certain U.S. Federal Income Tax Considerations – Taxation as a Regulated Investment Company,” respectively.

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

The Adviser and MCC

The Fund intends to build on the success it has had since its founding through its investment advisory relationship with the Adviser. The Adviser was formed by Moore, Clayton & Co., Inc. (“MCCI”), a wholly-owned subsidiary of MCC, for the purpose of managing the Fund and assumed responsibility as its investment adviser on June 30, 2005. The Adviser includes a mix of investment professionals from MCC and professionals retained from Equus Capital Management Corporation, or ECMC, its previous investment adviser. Among the Adviser’s eight dedicated investment professionals is Sam P. Douglass, the founder and former CEO and chairman of Equus and ECMC and Paula Douglass, Vice President of ECMC. When the Adviser assumed its role as its investment adviser, it also acquired the investment management infrastructure of ECMC, which facilitated the transition between investment advisers, provided continuity in its relationships with portfolio companies and maintained its market presence.

In April 2007, MCCI became a wholly-owned subsidiary of MCC when it was acquired by IFEX Innovation Finance & Equity Exchange NV, a Dutch corporation (naamloze vennootschap) listed on the Frankfurt Stock Exchange. IFEX then changed its name to MCC Global NV. Immediately following the acquisition of MCCI, the former shareholders of MCCI held, collectively, 83% of the outstanding ordinary shares of IFEX.

The Fund’s board of directors selected the Adviser as its investment adviser in part to obtain access to the potential deal flow that it believes MCC may generate from its network of industry contacts. MCC is an international financial advisory firm, the core business of which was established in 1999. MCC has offices in London, Houston, New York, Salt Lake City, and San Francisco. MCC advises clients in structuring financial transactions which often involve investments in, and acquisitions of, growth-oriented companies. In particular, MCC seeks to capitalize on investment opportunities presented by current and anticipated demographic trends worldwide. MCC currently advises a variety of companies worldwide, providing them with introductions and commercial opportunities through a global network of professionals, financial intermediaries and business executives. MCC advises its clients on certain transactional and strategic alternatives, including joint ventures, mergers and acquisitions, divestitures, privatizations, restructurings and recapitalizations.

The principal stockholders of MCC are Anthony R. Moore, a member of the Fund’s board of directors, and Sharon Clayton. MCC also has an advisory board consisting of senior executives with extensive international operating and financial experience in MCC’s target industries. As of December 31, 2007, these executives were complemented by 30 other employees and professional contract personnel. The Fund believes that the Adviser and, indirectly, the Fund, benefit from access to MCC’s network of professionals, contacts and commercial opportunities.

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

The Fund usually negotiates its investments in portfolio company securities directly with the owner or issuer of the securities acquired. The Fund attempts to reduce certain risks inherent in private equity-oriented investments by investing in a portfolio of companies involved in a variety of different industries. However, it expects that such companies and industries will benefit from the significant demographic and social trends previously discussed.

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

Valuation

On at least a quarterly basis, the Adviser values the Fund’s portfolio investments. These valuations are subject to the approval and adoption of the board of directors. Valuations of the Fund’s portfolio securities at “fair value” are performed in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Temporary Investments. Pending investment in portfolio companies, the Fund invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, “Temporary Investments”). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody’s Investor Services, Inc. or Standard & Poor’s Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether the Fund has 70% of its total assets invested in qualifying assets or in qualified Temporary Cash Investments for purposes of the business development company provisions of the 1940 Act.

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

In addition, with respect to each calendar year, if the Fund distributes or has treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of its net capital gain income for each one-year period ending on October 31, and distribute 98% of its investment company net ordinary income for such calendar year (as well as any ordinary income not distributed in prior years), the Fund will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of regulated investment companies.

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

The Administrator. The Administrator manages the Fund’s administrative and business operations pursuant to an Administration Agreement. The Administrator provides the Fund, at the Administrator’s expense, with office space, facilities, equipment and personnel necessary for the conduct of its business. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $0.5 million per year. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Certifications

In July 2007, the Fund submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of the Fund’s Chief Executive Officer. In addition, certifications by the Fund’s Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

As of December 31, 2007, none of the securities in which the Fund has invested are publicly traded or have readily available market quotations. If, in the future, the Fund makes investments in companies whose securities are publicly traded and valued at their quoted market price (less a discount to reflect the estimated effects of restrictions on the sale of such securities), the Fund will adjust its net asset value for changes in the value of any publicly held securities on a daily basis.

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

The Fund’s executive officers and directors and the partners of the Adviser serve or may in the future serve as officers, directors or principals of entities that operate in the same or related lines of business as the Fund does or of investment funds managed by its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Fund or its stockholders. For example, Anthony R. Moore, a director of the Fund, is a co-founder of MCCI, and the chairman of the Supervisory Board of MCC. MCC regularly advises companies and other entities on investments and acquisitions that may be suitable investments for the Fund. The Fund also notes that, while the Adviser does not currently advise other funds, it may do so in the future, and such funds, including potential new affiliated pooled investment vehicles or managed accounts not yet established, may have overlapping investment objectives and, accordingly, invest, whether principally or secondarily, in asset classes similar to those targeted by the Fund. As a result, Management may face conflicts in the allocation of investment opportunities between the Fund and other entities. Although the Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that the Fund may not be able to participate in certain investments directed by investment managers affiliated with the Adviser.

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

The Fund frequently invests in the equity securities of its portfolio companies. Also, when the Fund makes a loan, it generally receives warrants to acquire stock issued by the borrower. Ultimately, the Fund’s goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Several of its portfolio companies have experienced net losses in recent years or have negative net worth as of the most recent available balance sheet date. In addition, although the Fund realized a net capital gain in 2007 from the sale or disposition of portfolio companies, it incurred capital losses of $1.0 million from the sale of its investment in TurfGrass, LLC. Also, the market value of the Fund’s equity investments may fall below its estimate of the fair value of such investments before it sells them. Given these factors, there is a risk that the Fund will not realize gains upon the sale of those or other equity interests that it holds.

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

As of December 31, 2007, the Fund had investments in 13 entities. A consequence of a limited number of investments is that changes in business or industry trends or in the financial condition, results of operations or the market’s assessment of any single portfolio company will affect the Fund’s net asset value and the market price of its common stock to a greater extent than would be the case if the Fund were a “diversified” company holding a greater number of investments.

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

The Fund’s business requires a substantial amount of cash to operate. The Fund may borrow funds to pay contingencies or expenses or to make investments, to maintain its pass-through tax status as a RIC under Subchapter M of the Code. The Fund is permitted under the 1940 Act to borrow if, immediately after the borrowing, the Fund has an asset coverage ratio of at least 200%. That is, the Fund may borrow an amount equal to as much as 50% of the fair value of its total assets (including investments made with borrowed funds). The amount and nature of any such borrowings depend upon a number of factors over which the Fund has no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of its stockholders. On August 18, 2006, the Fund entered into a loan agreement with Regions Bank providing it with a credit facility not to exceed $10.0 million. The agreement expired on December 31, 2007. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in its net asset value. While the “spread” between the current yield on its investments and the cost of any loan would augment the stockholders’ return from the Fund, if the spread narrows (because of an increase in the cost of debt or insufficient income on its investments), distributions to the stockholders could be adversely affected. This may render the Fund unable to meet its obligations to its lenders, which might then require it to liquidate some or all of its investments. There can be no assurance that the Fund would realize full value for its investments or recoup all of its capital if the Fund needed to liquidate its portfolio investments.

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

Dividends will likely vary or not grow over time and there is a risk that the shareholder may not receive dividends.

On October 23, 2006, the Fund announced a quarterly managed distribution policy where the Fund hoped to issue quarterly distributions at a minimum annual rate of $0.50 per share. On February 19, 2008, the Fund revised its managed distribution policy to issue quarterly distributions at a minimum rate of 10% of the closing price per share on December 31, 2007. However, the Fund cannot assure shareholders that it will achieve investment results or maintain a tax status that will ensure a specified level of cash distributions or year-to-year increases in cash distributions.

The Fund operates in a highly competitive market for investment opportunities.

The Fund competes with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, investment entities, foreign investors and individuals and other sources of financing, including tradition financial services companies such as commercial banks. In recent years, the number of investment vehicles seeking small capitalization investments has increased dramatically. Many of the Fund’s competitors are substantially larger and have considerably greater financial resources, and some may be subject to different and frequently less stringent regulation. As its portfolio size gets larger, the Fund expects that some of its investments will be larger as well. The Fund believes that it will face increased competition to participate in these larger transactions. These competitors may have a lower cost of funds and many have access to funding sources that are not available to the Fund. In addition, some of its competitors may have higher risk tolerances or difference risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. As a result of this competition, the Fund may not be able to take advantage of attractive investment opportunities from time to time. There is no assurance that the competitive pressures the Fund faces will not have a material adverse effect on its business, financial condition, and results of operations.

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

An economic downturn may adversely affect companies having an enterprise value varying from $15.0 to $75.0 million, which are the Fund’s primary market for investments. During periods of adverse economic conditions, these companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due. Any of the foregoing developments could cause the value of the Fund’s investments in these companies to decline. In addition, during periods of adverse economic conditions, the Fund may have difficulty accessing financial markets, which could make it more difficult or impossible for it to obtain funding for additional investments. These results could have a material adverse effect on its business, financial condition and results of operations.

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

To remain entitled to the tax benefits accorded to RICs under the Code, the Fund must meet certain income source, asset diversification and annual distribution requirements. To qualify as a RIC, the Fund must derive each taxable year at least 90% of its gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to its business of investing in such stock or securities or currencies and net income from interests in certain “qualified” publicly traded partnerships. The annual distribution requirement for a RIC is satisfied if the Fund distributes at least 90% of its ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to its stockholders on an annual basis. As discussed above in “The Fund’s business depends on external financing,” the Fund has historically borrowed funds necessary to make qualifying investments to satisfy the Subchapter M diversification requirements. To the Fund’s knowledge, the Internal Revenue Service has not provided definitive guidance on a RIC borrowing and investing in the noted manner to comply with the diversification test. If the Service were to take a contrary view to the Fund’s and/or the Fund were unable to borrow sufficient funds in the future, the Fund may no longer qualify as a RIC. If the Fund fails to satisfy such diversification requirements and ceases to qualify for conduit tax treatment, it will be subject to income tax on its income and gains and will not be permitted to deduct distributions paid to stockholders. In addition, its distributions will be taxable as ordinary dividends to the extent paid from earnings and profits. The Fund may also cease to qualify as a RIC, or be subject to income tax and/or a 4% excise tax, if it fails to distribute a sufficient portion of its net investment income and net realized capital gains. The loss of its RIC qualification would have a material adverse effect on the total return, if any, obtainable from an investment in its common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Fund does not own any real estate or other physical properties. The Fund’s administrative and principal executive offices are located at 2727 Allen Parkway, 13th Floor, Houston, Texas 77019. This location is leased and maintained through the Fund’s Administrator. The Fund believes that these office facilities are suitable and adequate for the business as it is contemplated to be conducted.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Fund’s common stock is listed on the New York Stock Exchange under the symbol “EQS”. The Fund had approximately 5,000 stockholders as of December 31, 2007, 931 of which were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2007, its net asset value was $12.29 per share of its common stock ($12.29 per diluted share).

The following table reflects the high and low closing sales prices per share of its common stock on the New York Stock Exchange, net asset value, or NAV and quarterly dividends declared per share for the two years ended December 31, 2007, by quarter:

	2007				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$8.81	$9.30	$8.85	$7.72	$10.46	$7.98	$7.67	$8.54
Low	$8.29	$8.49	$7.00	$5.93	$7.42	$7.01	$6.94	$7.50
NAV	$11.21	$11.15	$10.54	$12.29	$9.88	$10.40	$11.46	$11.42
Dividends declared	$0.125	$0.125	$0.125	$0.125	$2.50	—	—	$0.125

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

On October 23, 2006, the Fund announced a quarterly managed distribution policy where the Fund hopes to issue dividends at a minimum annual rate of $0.50 per share. The Fund declared four dividends in 2007 totaling $4.1 million ($0.50 per share). The Fund paid $2.3 million in cash and issued 236,930 additional shares of stock. On February 19, 2008, the Fund revised the managed distribution policy to issue quarterly distributions at a minimum rate of 10% of the closing price per share on December 31, 2007.

Historically, the Fund has distributed net investment income and net taxable realized gains from the sale of portfolio investments at least annually. The Fund declared two dividends during 2006 amounting in total to $19.4 million ($2.625 per share). The 2006 dividend was primarily the result of the net taxable realized gain from the sale of Champion Window Holdings, Inc. The 2006 dividends were paid in additional shares of common stock or in cash by specific election made by each shareholder. The Fund paid $13.5 million in cash for both dividends ($13.0 million paid on March 23, 2006 and $0.5 million paid on December 7, 2006) and issued 787,099 additional shares of stock (729,773 shares at $7.489 per share and 57,326 shares at $8.081 per share).

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

During the fiscal years ended December 31, 2007 and December 31, 2006, respectively, the Fund did not sell any securities that were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2007 (in thousands, except per share data):

	2007	2006	2005	2004	2003
(in thousands, except per share amounts)
Total investment income	$4,857	$6,016	$2,530	$6,196	$7,166
Net investment (loss) income	$(523)	$(102)	$(3,134)	$3,706	$3,398
Net realized gain (loss) of portfolio securities	$5,264	$19,012	$1,237	$(5,474)	$(5,508)
Net change in unrealized appreciation (depreciation) of portfolio securities	$7,526	$(4,751)	$18,617	$3,003	$(2,159)
Net increase (decrease) in net assets resulting from operations	$12,267	$14,159	$16,720	$1,236	$(4,269)
Dividends declared	$4,123	$19,455	$—	$3,560	$4,556
Total assets	$134,730	$125,866	$143,984	$94,622	$132,908
Total net assets	$103,216	$93,236	$92,602	$68,600	$71,538
Net cash (used in) provided by operating activities	$(18,265)	$59,930	$(24,026)	$57,265	$11,429
Shares outstanding at end of year	8,401	8,164	7,377	6,507	6,615
Weighted average shares outstanding, basic	8,251	7,949	6,948	6,462	6,244

Per Share Data:
	2007	2006	2005	2004	2003
Net investment (loss) income	$(0.06)	$(0.01)	$(0.45)	$0.57	$0.55
Net realized gain (loss) of portfolio securities	$0.64	$2.39	$0.18	$(0.84)	$(0.88)
Net change in unrealized appreciation (depreciation) of portfolio securities	$0.91	$(0.60)	$2.68	$0.46	$(0.35)
Net increase (decrease) in net amounts resulting from operations per share, basic and diluted	$1.49	$1.78	$2.41	$0.19	$(0.68)
Dividends declared	$0.50	$2.63	$—	$0.57	$0.72
Net asset value (including unrealized appreciation)	$12.29	$11.42	$12.55	$10.54	$10.81

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fund is a business development company that provides financing solutions for small capitalization companies. The Fund began operations in 1983. The Fund’s investment objective is to generate investment income and long-term capital gains through a total return investment strategy under which it invests in debt and equity securities of small-capitalization, privately held companies.

In June 2005, the Fund retained Moore Clayton Capital Advisors, Inc., or the Adviser, as its registered investment adviser to manage its portfolio and provide access to investment opportunities. The Adviser is a wholly owned subsidiary of MCC Global NV, or MCC, an international investment advisory firm that currently holds 15.2% of the Fund’s common stock.

As a business development company, the Fund is required to comply with certain regulatory requirements. For instance, the Fund generally has to invest at least 70% of its total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and short-term high- quality debt investments. The Fund is a RIC under Subchapter M of the Code. To qualify as a RIC, the Fund must meet certain source of income and asset diversification requirements. If it complies with the provisions of Subchapter M, the Fund generally does not have to pay corporate-level income taxes on any income that distributed to the Fund’s stockholders.

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

Expenses. The Fund’s primary operating expenses consist of investment advisory and management fees payable to the Adviser for its work in identifying, evaluating, negotiating, closing and monitoring investments. The Adviser provides the investment professionals of the Adviser and the Fund’s Administrator, Equus Capital Administration Company, Inc., and their respective staffs, as well as access to the investment professionals of the Administrator. The Adviser also provides and pays for the management services necessary to run the Fund’s business. Under the Advisory Agreement between the Adviser and the Fund, the Adviser receives a management fee equal to an annual rate of 2% of the net assets of the Fund, which is paid quarterly in arrears. Under the Advisory Agreement, the Fund also agreed to pay an incentive fee to the Adviser based on both realized investment income and net realized capital gains less unrealized capital depreciation. This incentive fee is equal to (a) 20% of the excess, if any, of the Fund’s net investment income for each quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (b) 20% of the Fund’s net realized capital gain less unrealized capital depreciation. The incentive fee calculated in clause (b) is paid on an annual basis. The Fund’s Administrator provides administrative services to it, for which the Fund pays an administrative fee. Under the administration agreement the Fund entered into with the Administrator on June 30, 2006, the Fund reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities up to a maximum of $0.5 million per year.

Operating Activities. The Fund uses cash to make new investments and follow-on investments in its existing portfolio companies. The Fund records these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, the Fund carries its investments in its financial statements at fair value, as determined by the Fund’s board of directors. See “—Significant Accounting Policies – Valuation” below. As of December 31, 2007, the Fund had invested 70% of its net assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, the Fund had invested 8.1% by value in shares of common stock, 11.5% in membership interests in limited liability companies, 24.0% in preferred stock and 26.3% in various debt instruments. Also as of

December 31, 2007, the Fund had invested the proceeds of borrowings on margin (as discussed below under “—Financing Activities”) in short-term, highly liquid investments, consisting primarily of U.S. Treasury Bills, interest-bearing bank accounts and certificates of deposit, that are, in the opinion of the Adviser, appropriate for the preservation of the principal amount of such instruments. The Fund has maintained substantial amounts of cash and cash equivalents since 2004.

Under certain circumstances, the Fund makes follow-on investments in some of its portfolio companies. As of December 31, 2007, the Fund had commitments to make $17.3 million in investments in three existing portfolio companies. The Fund is committed to $7.8 million in one or more debt securities to be issued by RP&C International Investments LLC; $4.4 million in HealthSPAC, LLC and $5.1 million Riptide, LLC. See “—Portfolio Companies – RP&C International Investments LLC”, “—Portfolio Companies – HealthSPAC LLC”, and “—Portfolio Companies – Riptide LLC” below.

Financing Activities. From time to time, the Fund uses leverage to finance a portion of its investments. The Fund then repays such debt from the sale of portfolio securities. Under the 1940 Act, the Fund has the ability to borrow funds and issue debt securities or preferred stock, which are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of the Fund’s portfolio investments, it periodically borrows funds to make qualifying investments in order to maintain its qualification as a RIC. During 2007 and 2006, the Fund borrowed such funds by accessing a margin account with a securities brokerage firm. The Fund invests the proceeds of these margin loans in high-quality securities such U.S. Treasury securities until they are repaid. The Fund refers to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, the Fund cannot borrow funds to make such qualifying investments at the end of any future quarter, it may not qualify as a RIC and would become subject to corporate-level income tax on its net investment income and realized capital gains, if any. In addition, the Fund’s distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. The Fund has a managed distribution policy. The Fund seeks to pay quarterly dividends to shareholders at an annualized rate equal to 10% of the Fund’s market value, based on the 2007 year-end closing share price of $6.31. The Fund’s board of directors periodically will reassess the annualized percentage at which the Fund’s quarterly distributions will be made. The board may change or terminate the managed distribution policy at any time; any such change or termination may have an adverse effect on the market price for the Fund’s shares. The current policy has been in place since February 2008. The Fund originally had a policy, adopted in October 2006, to pay quarterly dividends to shareholders at an annual rate of a minimum of $0.50 per share.

The Fund is managed with a goal of generating as much of its dividends as possible from ordinary income (net investment income and short-term capital gains). The balance of the dividend then comes from long-term capital gains and, if necessary, a return of capital.

If the Fund has taxable income and net capital gains in any fiscal year that exceeds the aggregate amount distributed in that year, the Fund will make an additional “special” distribution in the amount of that excess after the close of that fiscal year. The special distribution is required for the Fund to maintain its RIC tax status.

Possible Share Repurchase. As a closed-end business development company, the Fund’s shares of common stock are not redeemable at the option of stockholders, and its shares currently trade at a discount to their net asset value. The Fund’s board of directors has determined that it would be in the best interests of its stockholders to reduce or eliminate this market value discount. Accordingly, the Fund has been authorized to, and may from time to time, repurchase shares of its outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of the Fund’s shares. The Fund is not required to undertake any such share repurchases.

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

Publicly traded portfolio securities. The Fund values investments in companies whose securities are publicly traded at their quoted market prices at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities, which the Fund refers to as the valuation discount, if applicable. As of December 31, 2007 and 2006, the Fund had no investments in publicly traded securities.

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

Most of the Fund’s portfolio companies use leverage, which has the effect of magnifying its return or loss on investments. For example, if a portfolio company has a total enterprise value of $10.0 million and has $7.5 million in funded indebtedness, the Fund values its equity at $2.5 million. If the enterprise value of that portfolio company then increases or decreases by 20%, to $12.0 million or $8.0 million, respectively, the value of the equity will increase or decrease by 80%, to $4.5 or $0.5 million, as the case may be. This disproportionate increase or decrease in equity value relative to total asset value adds a level of volatility to the Fund’s equity-oriented portfolio securities.

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

Federal Income Taxes

The Fund intends to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as it complies with these requirements, the Fund generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, the Fund did not record a provision for federal income taxes in its financial statements. As of December 31, 2007, the Fund had no capital loss carry forward as it was fully utilized during 2006. The Fund may borrow money from time to time to maintain its status as a RIC under the Code. See “—Overview – Financing Activities” above.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Fund has adopted FIN No. 48 which will have no material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities that are carried at fair value as a recurring basis in the financial statements. The FASB did announce a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. In February 2008, FASB issued FASB Staff Position No. FAS 157-2. This FSP defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Fund believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Fund believes that the adoption of SFAS No. 159 will not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair value as of the date of the acquisition. SFAS No. 141R also requires that acquisition related costs and restructuring costs be recognized separately from the business combination. SFAS No. 141R is effective for business combinations completed in fiscal years beginning after December 15, 2008. The Fund believes that the adoption of SFAS No. 141R will not have a material impact on its financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Fund believes that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operation or cash flows.

Liquidity and Capital Resources

The Fund generates cash primarily from sales of securities and borrowings, as well as capital gains realized upon the sale of portfolio investments. The Fund uses cash primarily to make additional investments, either in new companies or as follow-on investments in the existing portfolio companies and to pay the dividends to its stockholders.

Year Ended December 31, 2007

As of December 31, 2007, the Fund had total assets of $134.7 million, of which $72.1 million were invested in portfolio investments and $30.9 million were invested in temporary cash investments. Among the Fund’s portfolio investments, $27.1 (at fair value) million were in the form of notes receivable from portfolio companies as of December 31, 2007. Of this amount, notes issued by four portfolio companies, having an aggregate value of $12.0 million, were currently paying cash interest in accordance with their terms.

As of December 31, 2007, the Fund also had $30.3 million of restricted cash and temporary investments, including primarily the proceeds of a quarter-end margin loan that the Fund incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $30.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 3, 2008 and Fund subsequently repaid this margin.

Operating Activities. The Fund used $18.3 million in cash for operating activities in 2007. In 2007, the Fund made investments in portfolio companies of $27.5 million and paid fees to its advisers, directors, banks and suppliers of $6.5 million, while realizing $6.8 million from the disposition of portfolio securities.

Financing Activities. The Fund used $2.3 million in cash from financing activities for 2007. The Fund declared four dividends in 2007 totaling $4.1 million ($0.50 per share). The Fund paid $2.3 million in cash and issued 236,930 additional shares of stock. The Fund determined that the 2007 dividend payments should be classified as a 100% qualifying dividend, with 100% allocated to capital gain as of December 31, 2007.

Year Ended December 31, 2006

As of December 31, 2006, the Fund had total assets of $125.9 million, of which $42.6 million were invested in portfolio investments and $51.3 million were invested in temporary cash investments. Among the Fund’s portfolio investments, $19.6 million were in the form of notes receivable from portfolio companies as of December 31, 2006. Of this amount, notes issued by three portfolio companies, having an aggregate value of $13.3 million, were currently paying cash interest in accordance with their terms.

As of December 31, 2006, the Fund also had $30.3 million of restricted assets, including primarily the proceeds of a quarter-end margin loan that the Fund incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $30.0 million were invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The Fund subsequently sold the U.S. Treasury bills and repaid this margin loan on January 7, 2007.

Operating Activities. Net cash provided by operating activities was $59.9 million in 2006 as compared to a use of ($24.0 million) in cash for operating activities in 2005. Major events leading to the increase in cash provided by operating activities were as follows:

•	On October 2, 2006, the Fund sold its interest in preferred stock of PalletOne for $4.2 million.

•	On August 31, 2006, the Fund sold its interest in Equicom, Inc. for $3.0 million.

•

On April 25, 2006, the Fund received a $2.0 million cash payment from an escrow account of Strategic Holdings, Inc. The Fund recorded this amount as a $1.9 million payment in respect of an escrow receivable and $0.1 million relating to interest on the escrow balance.

•

On February 21, 2006, the Fund acquired 4,000 additional shares of common stock in newly formed Cedar Lodge Holdings, Inc. for $0.4 million and also loaned $7.6 million to Cedar Lodge Holdings. The promissory note issued in connection with this loan provides for interest payments at an annual rate of 18%, with provisions that could cause this rate to rise to an effective annual interest rate of 19.8%. This investment financed the conversion of certain apartments in Baton Rouge, Louisiana into condominiums.

•	On January 25, 2006, the Fund received a cash payment of $28.1 million in connection with the sale of its investment in Champion Window Holdings, Inc., or “Champion.”

•

On June 30, 2006, the Fund entered into a one-year agreement with A.G. Edwards pursuant to which A.G. Edwards agreed to provide the Fund with financial advisory services regarding strategic and tactical alternatives in consideration of a fee of $0.2 million.

Financing Activities. In 2006, the Fund declared two dividends totaling $19.5 million, or $2.625 per share. On February 2, 2006, the fund declared a dividend of $18.4 million, or $2.50 per share, in connection with the sale of Champion. the fund paid this dividend on March 23, 2006 in the form of $13.0 million in cash and a stock dividend of 729,773 newly issued shares of common stock. These shares were issued at an effective price of $7.489 per share on March 23, 2006. On October 23, 2006 the Fund declared a dividend of $1.0 million, or $0.125 per share. The Fund paid this dividend on December 7, 2006 in the form of a $0.6 million cash dividend and issued 57,326 additional shares of its common stock at an effective price of $8.081 per share. The Fund determined that the 2006 dividend payments should be classified as a 100% qualifying dividend, with 67.37% allocated to ordinary income and 32.63% allocated to capital gain as of December 31, 2006.

On August 18, 2006, the Fund entered into a credit facility with Regions Bank which provides for borrowings having a value of up to 20% of the fair value of its portfolio investments up to $10.0 million outstanding at any time. Amounts, if any, outstanding under this credit facility will accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus an applicable premium as described in the credit facility and will be payable semiannually in arrears. This credit facility expired on December 31, 2007. It includes customary covenants and borrowing conditions and provides that any borrowings thereunder will be secured by liens on certain of its investments. To date, the Fund has not borrowed any amounts under this credit facility. The Fund is currently considering other financing arrangements and has not renewed the expired Credit Facility.

Results of Operations

Investment Income and Expense

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

Total income from portfolio securities was $3.1 million and $4.2 million in 2007 and 2006, respectively. The decrease in total investment income from 2006 to 2007 was due to liquidation of a Cedar Lodge Holdings, Inc., in early 2007, which generated $0.9 million in interest income in 2006, along with a decrease in dividend income in 2007.

Interest from temporary cash investments was $1.7 million in 2007 and $1.8 million in 2006. Temporary cash investments (excluding the margin account) decreased from $51.3 million to $30.9 million in 2007 as compared to the prior year.

The Adviser receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1.7 million and $1.8 million in 2007 and 2006, respectively, as the Fund maintained stable average net assets over the period. The Fund’s estimated expenses for incentive fees for 2006 were $0.9 million, due to the capital gains generated by the sale of Drilltec Corporation, Cedar Lodge Holdings, Inc. and final escrow payments from the 2006 sales of Champion Windows and Alenco Window Holdings, LLC. The incentive fee for 2006 was $1.9 million, which was based primarily on capital gains generated by the sale of Champion. Director fees and expenses decreased by $0.1 million in 2007 as compared to 2006, due primarily to an decrease in the number of board members from eight to seven, which occurred in February 2007.

Interest expense was $0.6 million and $0.2 million in 2007 and 2006, respectively. The decrease was due primarily to the decline in margin interest expense for borrowing U.S. Treasury bills at the end of each quarter.

Offering costs of $0.1 million were expensed during the third quarter of 2007 as the Fund abandoned the shareholders’ proposal authorizing the Fund to offer and sell, or to issue rights to acquire shares of its common stock at a price below the net asset value of such stock.

As a result of the factors described above, net investment loss after expenses was ($0.5 million) for 2007 as compared to ($0.1 million) for 2006.

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

Total income from portfolio securities was $4.2 million and $2.0 million in 2006 and 2005, respectively. The increase in total investment income from 2005 to 2006 was due primarily to income generated from two new investments in real estate portfolio companies, Creekstone Florida Holdings, LLC and Cedar Lodge Holdings, Inc., in the approximate amounts of $0.6 million and $0.9 million, respectively, in 2006.

Interest from temporary cash investments increased from $0.5 million in 2005 to $1.8 million in 2006. This increase was primarily due to an increase in cash generated from the sale of the Fund’s investment in Champion. Temporary cash investments (excluding the margin account) increased from $25.6 million to $51.3 million in 2006 as compared to the prior year.

Investment advisory fees to the Adviser amounted to $1.8 million and $1.7 million in 2006 and 2005, respectively. The increase in management fees in 2006 was due to an increase in the net assets due to the sale of the Fund’s Champion investment. The Fund’s estimated expenses for incentive fees for 2006 were $2.0 million, which were based primarily on capital gains generated by the sale of Champion. The incentive fee for 2005 was $0.7 million, all of which was payable to the Adviser in the last six months of the year. See “—Overview – Expenses”. The Adviser’s incentive fee is in lieu of a former stock incentive plan. The former stock incentive plan had authorized the Fund to issue options of outstanding Fund shares to the directors and officers of the Fund. When the Fund retained the Adviser on June 30, 2005, the Board of Directors cancelled the plan and approved the incentive fee. Director fees and expenses increased by $0.1 million in 2006 as compared to 2005, due primarily to an increase in the number of board and board committee meetings in 2006 as compared to 2005 and an increase in the number of board members from seven to eight on June 30, 2005. The Fund held more full board and board committee meetings due to increased board dividend decisions, increased portfolio investment activity and meetings to discuss the Fund’s business strategy.

The Fund’s administrative fees increased by $0.2 million in 2006 as compared to 2005 due primarily to a change in administrator from ECMC to Equus Capital Administration Company, Inc., or the Administrator, and

the terms of the related Administration Agreement. The former administrator, ECMC, received compensation for providing certain investor communication services. This fee was $13,000 per quarter for such services. Under the Administration Agreement, the Administrator received $0.5 million in 2006. In addition, the Fund agreed to reimburse the Administrator for certain one-time costs and expenses (collectively, the “Special Administrative Fee”) associated with the change in administrators. This expense included the cost of retention bonuses for investment professionals who joined Equus Capital from ECMC and the cost of severance payments in connection with the departure of certain other personnel. The Fund recognized the Special Administrative Fee, in the amount of $0.5 million, as an expense at June 30, 2005. The Fund did not incur any incremental Special Administrative Fee in 2006.

Interest expense was $0.2 million and $0.1 million in 2006 and 2005, respectively. The increase was due primarily to the margin interest expense for borrowing U.S. Treasury bills at the end of each quarter.

Prior to June 30, 2005, the Fund accounted for stock options issued by it using variable plan accounting. This accounting provision resulted in a non-cash compensation expense of $0.6 million in 2005. The expense in 2005 was due to a fluctuation in the Fund’s share price from the beginning of the year to June 30, 2005 in relation to the exercise price of the stock options. In 2005, the Fund’s market price increased from $7.71 per share at January 1, 2005 to $8.09 at June 30, 2005. The Fund’s stock option plan was cancelled on June 30, 2005, and it had no stock options outstanding during 2006.

As a result of the factors described above, net investment loss after expenses was $0.1 million for 2006 as compared to $3.1 million for 2005.

Summary of New and Follow-On Investments

Year Ended December 31, 2007

During the twelve months ended December 31, 2007, the Fund invested $21.2 million in five new portfolio companies and made follow-on investments of 7.0 million in seven portfolio companies, including $0.7 million in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes.

The following table includes significant new and follow-on investments during the year ended December 31, 2007 (in thousands):

	New		Follow-On		Total
Portfolio Company	Cash	Noncash	Cash	Noncash
Nickent Golf, Inc	$10,000	$67	$—	$—	$10,067
Equus Media Development Company, LLC	5,000	—	—	—	5,000
Riptide Entertainment LLC	—	—	3,835	—	3,835
Big Apple Entertainment Partners LLC	3,000	—	—	—	3,000
Infinia Corporation	3,000	—	—	—	3,000
RP&C International Investments LLC	—	—	2,009	—	2,009
Various others	100	—	525	670	1,305

	$21,100	$67	$6,369	$670	$28,216

On April 3, 2007, the Fund made an investment of $2.0 million for 13% promissory note with a maturity date of August 3, 2007 with Nickent Golf, Inc., for working capital for development and growth opportunities. On June 21, 2007, the Fund made a follow-on investment with Nickent Golf, Inc. of $6.0 million for a 13% promissory note with a maturity date of June 20, 2011, for working capital, strategic marketing and global expansion, and received $2.0 million in repayment of the bridge loan date April 3, 2007. On August 16, 2007, the

Fund made a follow-on investment with Nickent Golf, Inc, of $2.0 million in exchange for 2,000,000 Class A Preferred shares, for working capital for development and growth opportunities. See subsequent events where the Fund made a follow-on investment of $1.0 million.

On January 30, 2007, the Fund invested $5.0 million in Equus Media Development Company, LLC, a 100% wholly owned subsidiary which has a development financing agreement with Kopelson Entertainment for the purchase of creative material to be used for commercial exploitation in a variety of media including but not limited to the production of motion pictures.

On February 16, 2007, the Fund invested $0.4 million as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note. On April 14, 2007, the Fund made a follow-on investment in Riptide Entertainment, LLC of $0.3 million for an 8% promissory note with a maturity date of April 12, 2012. Additional follow-on investments include 8% promissory notes for $0.2 million on May 2, 2007, $0.4 million on May 11, and $2.6 million on June 18, all maturing in 2012. See subsequent events where the Fund made a follow-on investment of $1.6 million.

On October 4, 2007, the Fund invested $3.0 million in mezzanine debt in Big Apple Entertainment in the form of an 18% promissory note.

On June 13, 2007, the Fund made an investment of $3.0 million in exchange for 666,667 Class A Preferred Shares in Infinia Corporation, to further the company’s sales and product development programs and for company operations. See subsequent events where the Fund made a follow-on investment of $5.0 million.

As of December 31, 2007, the Fund made follow-on investments on RP&C International Investments LLC (“RP&C”) amounting to $2.0 million. On September 22, 2006, the Fund made its first investment in RP&C for $0.3 million. Then in the fourth quarter of 2006, the Fund made two more investments in RP&C amounting to $0.4 million and $0.6 million, respectively. These investments followed an August 4, 2006 commitment agreement where, the Fund subscribed to acquire an interest in RP&C International Investments LLC (“RP&C”). RP&C is a fund that invests in nursing and residential care homes in Europe and the subscription commitment obligates the Fund to invest up to $11.1 million in RP&C. See subsequent events where the Fund received $2.2 million from RP&C.

Year Ended December 31, 2006

During the twelve months ended December 31, 2006, the Fund invested $1.3 million in two new portfolio companies and made follow-on investments of $9.8 million in nine portfolio companies, including $1.3 million in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes.

The following table includes significant new and follow-on investments during the year ended December 31, 2006 (in thousands):

	New		Follow-On		Total
Portfolio Company	Cash	Noncash	Cash	Noncash
Cedar Lodge Holding, Inc.	$—	$—	$8,011	$(109)	$7,902
RP&C International Investments LLC	1,296	—	—	—	1,296
Conglobal Industries Holding, Inc	—	—	—	893	893
Riptide Entertainment LLC	—	—	500	—	500
Various others	40	—	13	468	521

	$1,336	$—	$8,524	$1,252	$11,112

On February 21, 2006, the Fund made a $8.0 million follow-on investment to Cedar Lodge Holdings, Inc. The investment included $0.4 million for 4,000 shares of $100 par value share common stock and $7.6 million for an 18% promissory note and organization costs related to the investment. For the year ended December 31, 2006, the Fund recorded $0.1 million as amortization of premium related to its investment in the interest bearing promissory notes.

As of December 31, 2006, the Fund funded a total of three capital calls in RP&C International Investments LLC (“RP&C”) amounting to $1.3 million. On September 22, 2006, the Fund made its first investment in RP&C for $0.3 million. Then in the fourth quarter of 2006, the Fund made two more investments in RP&C amounting to $0.4 million and $0.6 million respectively. These investments followed an August 4, 2006 commitment agreement where, Equus subscribed to acquire an interest in RP&C International Investments LLC (“RP&C”). RP&C is a fund that invests in nursing and residential care homes in Europe and the subscription commitment obligates Equus to invest up to $11.1 million in RP&C. On December 11, 2006, the Fund made a $40,000 new investment for a 40% initial member’s interest into HealthSPAC, LLC (“HealthSPAC”) and also made a commitment to spend up to $5.0 million in HealthSPAC.

For the twelve months ended December 31, 2006, the Fund recorded $0.9 million as amortization of original issue discount on the Fund’s two non-interest bearing notes receivable from ConGlobal Industries, Inc. One note is through the Fund’s 100% wholly-owned subsidiary, CCI-ANI Finance, LLC (“CCI-ANI”) and the original issue discount amounted to $0.7 million, while the remainder of $0.2 million was amortization of original issue discount for a receivable owed directly to the Fund from ConGlobal Industries, Inc.

On November 29, 2006, the Fund made a $0.2 million follow-on investment for an 8% promissory note into Riptide Entertainment, LLC (“Riptide”) with a maturity date of November 29, 2011. On April 18, 2006, the Fund made a follow-on investment into Riptide of $0.3 million for an 8% promissory note with a maturity date of April 18, 2011. The investment is to be used for the exclusive, worldwide license to use the trade name “Dick Clark’s American Bandstand” in the production of live musical celebrity tribute shows.

Year Ended December 31, 2005

During the year ended December 31, 2005, the Fund invested $5.0 million in three new portfolio companies and made follow-on investments of $2.2 million in six portfolio companies. These follow-on investments include including $0.9 million in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes.

The following table includes significant new and follow-on investments during the year ended December 31, 2005 (in thousands):

	New		Follow-On		Total
Portfolio Company	Cash	Noncash	Cash	Noncash
Creekstone Florida Holdings, LLC	$4,311	$—	$—	$—	$4,311
Conglobal Industries Holding, Inc.	—	—	1,069	196	1,265
Riptide Entertainment LLC	565	—	—	—	565
Sovereign Business Forms, Inc.	—	—	—	395	395
Spectrum Management, LLC	—	—	—	224	224
Various others	132	—	247	95	475

	$5,008	$—	$1,316	$910	$7,235

During December 2005, the Fund invested $4.3 million in Creekstone Florida Holdings, LLC, a company formed to invest in real estate in Panama City, Florida. The Fund’s investment consists of $4.3 million in a 17%-19.8% promissory note.

During the year ended December 31, 2005, there was original discount accretion of $0.2 million on the subordinated promissory note due from ConGlobal, with a face value of $3.3 million. This accretion increased the discounted balance of the note to $2.9 million. On June 15, 2005, the Fund invested $1.0 million in JL Madre, LLC for a 66.7% member’s interest on a 10% promissory note payable. On November 17, 2005, the Fund invested $0.1 million in JL Madre Equipment, LLC for a 66.7% members interest in a company formed to lease equipment to ConGlobal.

On December 13, 2005, the Fund invested $0.6 million in Riptide Entertainment LLC, which included a $0.5 million, 8% promissory note and a 64.67% members interest of $0.1 million. The Fund’s investment in Riptide is its first in the leisure and entertainment sector. Riptide will look for investments in the Ripley’s Believe It or Not entertainment centers in locations all over the world.

For the year ended December 31, 2005, the Fund received an additional 2,128 shares of preferred stock valued at $0.2 million of Sovereign in dividends, respectively. In addition, Sovereign elected to convert $0.2 million of accrued interest into the balance of the 15% promissory notes due to the Fund.

In January 2005, Spectrum elected to convert $0.2 million of accrued interest into a new 12.75% promissory note due to the Fund.

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2007

During 2007, the Fund realized net capital gains of $5.3 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain/ (Loss)
The Drilltec Corporation	Industrial products and services	Non-affiliate	$3,830
Champion Window Holdings, Inc.	Residential building products	Control	1,403
Cedar Lodge Holdings, Inc.	Real estate	Control	609
TurfGrass America Inc.	Residential building products	Affiliate	(960)
Various others			381

			$5,264

Year Ended December 31, 2006

During 2006, the Fund realized net capital gains of $19.0 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain/ (Loss)
Champion Window Holdings, Inc.	Residential building products	Control	$26,969
Jones Industrial Holdings, Inc.	Industrial products and services	Control	1,137
Doane PetCare Enterprises, Inc.	Consumer goods and services	Non-affiliate	1,034
Equicom, Inc.	Media	Control	(10,334)
Various others			206

			$19,012

Year Ended December 31, 2005

During 2005, the Fund realized a net capital gains of $1.2 million including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain/(Loss)
Doane PetCare Enterprises, Inc.	Consumer goods and services	Non-affiliate	1,980
EnGlobal, Inc.	Engineering and consulting services	Non-affiliate	1,890
Vanguard Ventures VII, LP	Venture funds	Non-affiliate	(1,172)
Sternhill Partners I, LP	Venture funds	Non-affiliate	(1,937)
Various others			476

			$1,237

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2007

During 2007, the Fund’s net unrealized appreciation on investments increased by $7.5 million to a net unrealized appreciation position of $16.8 million. This increase in appreciation resulted primarily from the increase in the estimated fair value of Infinia Corporation, which the Fund revalued based on a subsequent round of financing completed in early 2008. The increase in appreciation also resulted from the transfer of $1.0 million in net unrealized depreciation to net realized depreciation in connection with the Fund’s write-off of Turf Grass Holdings, Inc. These increases were partially offset by the Fund’s transfer of $2.0 million in net unrealized appreciation to net realized appreciation related to the sale of Drilltec Corporation. The Fund had additional decreases in unrealized appreciation due to decreases in fair value of four portfolio companies aggregating $9.0 million. This change was primarily comprised of ConGlobal Industries, PalletOne, Inc, Sovereign Business Forms and Spectrum Management LLC.

Year Ended December 31, 2006

During 2006, the Fund recorded an increase in net unrealized depreciation on investments of $4.8 million from a net unrealized appreciation position of $14.0 million to a net unrealized appreciation position of $9.3 million. This increase in appreciation resulted primarily from the transfer of $27.0 million and $1.1 million in net unrealized appreciation to net realized appreciation in connection with the Fund’s investment in Champion and Jones Industrial Holdings, Inc., respectively. This increase in depreciation also resulted from the transfer of $0.4 million and $1.0 million in net unrealized appreciation to net realized appreciation for escrow accounts related to the disposition of Alenco Window Holdings, LLC and Doane PetCare Enterprises, Inc., respectively. These increases were partially offset by the Fund’s transfer of $10.3 million and $0.5 million in net unrealized depreciation to net realized depreciation related to the sale of Equicom, Inc. and CMC Investment, LLC, respectively. The Fund had additional decreases in unrealized appreciation due to increases in the estimated fair value of eight of its portfolio companies aggregating $14.1 million. This change was primarily comprised of PalletOne, Inc., The Drilltec Corporation and ConGlobal Industries, Inc. resulting from improved operating performances by these companies. We had additional increases in unrealized depreciation, which resulted from decreases in the estimated fair value of two portfolio companies, amounting to $0.1 million.

Year Ended December 31, 2005

During 2005, the Fund’s net unrealized appreciation on investments increased by $18.6 million from a net unrealized depreciation position of $4.6 million to net unrealized appreciation of $14.0 million. This increase in unrealized appreciation was due to the Fund’s sale of ENGlobal and Doane PetCare Enterprises, which transferred $3.9 million of unrealized appreciation for 2004 into realized gains for 2005. This improvement was partially offset by the transfer of $3.1 million in unrealized depreciation to realized capital losses from the sale of the Fund’s two venture capital funds, Sternhill Partners I, L.P. and Vanguard Ventures VII, L.P. The Fund had additional increases in unrealized appreciation, which resulted from increases in the estimated fair value of eight of its portfolio companies aggregating $22.9 million. Of this amount, Champion Window Holdings Inc. accounted for $12.7 million, Doane PetCare Enterprises accounted for $6.5 million and Spectrum Management LLC accounted for $2.5 million. The Fund also had additional decreases in unrealized appreciation. These decreases resulted from decreases in the estimated fair value of six of the Fund’s portfolio companies aggregating $3.5 million, with the two largest decreases in ConGlobal Industries, Inc. accounting for $1.4 million, and Equicom, Inc., accounting for $1.0 million.

Portfolio Companies

During 2007, the Fund invested $21.1 million in five new portfolio companies and made follow-on investments in seven companies, including $0.7 million in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes. As of December 31, 2007, the Fund had active investments in the following entities or portfolio companies:

Big Apple Entertainment Partners LLC

Big Apple Entertainment Partners LLC is a franchisee of Ripley Attractions, Inc. formed to develop and operate the Ripley’s Times Square Odditorium in New York City. During 2007, the Fund invested $3.0 million in the form of a promissory note with a stated annual interest rate of 18% maturing in October 2008.

The Bradshaw Group, Inc.

The Bradshaw Group, Inc. is a resource for large volume printer users to find cost effective options for laser print equipment, service, parts and supplies. The Fund’s initial investment in The Bradshaw Group consisted of 1,335,000 shares of preferred stock, a warrant to purchase 2,229,450 shares of common stock at a purchase price of $0.01 per share which would have expired in May 2008, a promissory note in the amount of $0.5 million with a stated annual interest rate of 15% and a promissory note in the amount of $0.4 million which bore a stated annual interest rate equal to the prime rate (as defined therein) plus 4%. Following an October 18, 2006 decision to exchange the securities for various classes of preferred stock, the Fund’s investment consists of 576,828 shares of Class B preferred stock with a 12.25% paid in-kind dividend, 38,750 shares of Class C preferred stock with no dividend rights, 788,649 shares of Class D preferred stock with a 15% paid in-kind stock dividend, 2,218,109 shares of Class E preferred stock with an 8% paid in-kind stock dividend and 2,229,450 warrants to purchase common stock at a purchase price of $0.01 per share which expires in May 2008. This package of investments represents a fully diluted equity interest in The Bradshaw Group of 18%. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of The Bradshaw Group.

ConGlobal Industries Holding, Inc. and Affiliates

ConGlobal Industries Holding, Inc. (“ConGlobal”) provides logistics and maintenance services to owners and lessees of international shipping containers. As of December 31, 2006, the Fund’s investment in ConGlobal consisted of 24,397,303 shares of common stock, and a $3.3 million subordinated promissory note. The Fund believes its investment in ConGlobal represents a fully diluted equity interest of 29.8%. During 2007, the Fund recorded a significant decline in the valuation of ConGlobal, with an increase in unrealized depreciation of $3.3 million on its investments in ConGlobal, CCI-ANI, JLM and JLM Equipment.

In 2002, subsequent to its initial investment in ConGlobal, the Fund formed CCI-ANI Finance for the purpose of making a follow-on investment in ConGlobal by purchasing a subordinated seller note from a former owner of Container-Care International, an affiliate of ConGlobal. The Fund owned 100% of CCI-ANI Finance through 2005. As of December 31, 2007, the Fund valued its ownership interest in CCI-ANI Finance at $1.8 million, which is $1.0 million below its cost basis in the securities.

The Fund also made a $1.0 million follow-on investment in ConGlobal in June 2005. This investment took the form of a 66.67% (67.95% at December 31, 2007) member’s interest in J.L. Madre, a holding company affiliate of ConGlobal. Members of ConGlobal’s management team purchased other member’s interests in J.L. Madre for $0.5 million. The Fund’s $1.0 million investment also included the purchase of a 10% senior participating note issued by J.L. Madre. This promissory note is scheduled to mature in September 2011. At December 2007 the Fund valued its investment in J.L. Madre at $1.0 million with a cost of $1.0 million. In December 2005, the Fund made a follow-on investment of $0.1 million in ConGlobal through the purchase of a 28.82% member’s interest in J.L. Madre Equipment, an entity formed for the purpose of leasing equipment to ConGlobal. As of December 2007, the Fund valued its investment in J.L. Madre Equipment at $0.1 million with a cost of $0.1 million. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of ConGlobal. See subsequent events where the Fund received $0.2 million in return of capital and interest from JL Madre, which the Fund owns 67.95% of its membership interest.

Creekstone Florida Holdings, LLC

Creekstone Florida Holdings, LLC was the Fund’s first investment in the real estate market. The Fund formed this investment vehicle for the purpose of holding its investment in the Creekstone Island Reserve condominium development project, which, upon completion, is expected to include 299 condominium homes and townhomes. As of December 31, 2007, the Fund’s investment in Creekstone Florida Holdings consisted of a 17% subordinated promissory note and related investment costs. Creekstone Florida Holdings has guaranteed at least two years of interest on this note. At maturity, the terms of the note provide that the Fund will receive additional interest based upon a percentage of gross revenue generated by Creekstone’s Island Reserve project in excess of an agreed upon threshold, until such time as the Fund receives the greater of (1) $0.3 million or (2) an amount which would result in the Fund receiving an effective interest rate of 19.8% on its initial loan.

Equus Media Development Company LLC

Equus Media Development Company, LLC (“EMDC”), a wholly-owned subsidiary of the Fund, was formed by the Fund in January 2007. EMDC has a development financing agreement with Kopelson Entertainment for the purchase of creative material to be used for commercial exploitation in a variety of media platforms, including, but not limited to the production of motion pictures. As of December 31, 2007, EMDC had several projects in development and was valued at $5.0 million. Paula Douglass, Vice President of the Fund, serves as President of EMDC.

HealthSPAC, LLC

HealthSPAC, LLC was formed to develop special purpose acquisition companies, or SPACs, focused on healthcare opportunities. HealthSPAC will identify specific industry opportunities within the healthcare sector that it believes can thrive under the SPAC financing model, with an emphasis on cash generation and opportunity for growth. The Fund has made an investment commitment of up to $5 million. As of December 31, 2007, the Fund’s investment in HealthSPAC consisted of a 40% membership interest with a value of $40 thousand and $0.5 million in additional capital committed. Sam P. Douglass, a Director of the Fund and Kenneth Denos, Chief Executive Officer of the Fund serve as directors of HealthSPAC.

Infinia Corporation

Infinia Corporation, based in Kennewick, WA, is a leading developer of Stirling-cycle based products and technologies. Operating without internal combustion, a Stirling engine utilizes a temperature differential to drive a piston and produce electricity. Along with other Stirling based products, Infinia is focused on commercializing a Stirling power system operating on concentrated solar energy for commercial and residential users. In June 2007, the Fund made an investment of $3.0 million in exchange for 666,667 Class A Preferred Shares in Infinia Corporation, to further the company’s sales and product development programs and for company operations. As of December 31, 2007, the Fund recorded a significant increase in the valuation of Infinia Corporation, with an increase in unrealized appreciation of $17.7 million on its investments. Sharon Clayton, Co-Chairman of the Adviser, serves on the Board of Directors of Infinia Corporation. See subsequent events, where an additional $5.0 million follow-on investment was made to Infinia Corporation on February 11, 2008.

Nickent Golf, Inc.

Nickent Golf, Inc. (“Nickent”) based in City of Industry, CA, is a market leader in the rapidly expanding, hybrid club segment of the golf industry and is an emerging leader in game-enhancement technology. Nickent’s development process is driven by its dedication to advanced technologies and focus on design innovation. Nickent is the official OEM sponsor of the Golf Channel’s Nationwide Tour coverage. In April 2007, the Fund made an initial investment of $2.0 million for 13% promissory note with a maturity date of August 3, 2007 for working capital for development and growth opportunities. The Fund made a follow-on investment with Nickent Golf, Inc. of $6.0 million for a 13% promissory note with a maturity date of June 20, 2011, for working capital, strategic marketing and global expansion, and received $2.0 million repayment of the bridge loan dated April 3, 2007. On August 16, 2007, the Fund made a follow-on investment with Nickent Golf, Inc., of $2.0 million in exchange for 2,000,000 Class A Preferred shares. Anthony R. Moore, a Director of the Fund and a director of the Adviser, serves on the board of directors of Nickent Golf, Inc. as its chairman. See subsequent events, where an additional $1.0 million follow-on investment was made to Nickent on February 26, 2008.

PalletOne, Inc.

The Fund understands that PalletOne, Inc. (“PalletOne”) is the largest wooden pallet manufacturer in the United States, operating 16 facilities in eleven states. PalletOne also owns and operates a major Florida-based wood treating plant. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis. As of December 31, 2007, the Fund’s investment in PalletOne consisted of 350,000 shares of common stock, which represent a fully diluted equity interest of approximate 21%. The investment was valued at zero as PalletOne and its industry has been impacted severely by the recession in the homebuilding industry. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of PalletOne.

Riptide Entertainment LLC

Riptide Entertainment LLC (“Riptide”) was formed to develop, own and operate family entertainment properties throughout the world. As of December 31, 2007, the Fund’s investment in Riptide Entertainment had a cost and value of $4.9 million, which consisted of promissory notes having principal amounts totaling $4.8 million and a stated annual interest rate of 8%, together with an investment of $0.1 million in the form of a 64.67% member’s interest in Riptide Entertainment. Anthony R. Moore, a Director of the Fund and Gary Forbes, a Senior Vice President of the Fund, serve as directors of Riptide. See subsequent events, where an additional $1.6 million follow-on investment was made to Riptide on January 8, 2008.

RP&C International Investments LLC

On August 11, 2006, the Fund committed to invest up to $11.1 million to acquire a 17.2% equity interest in RP&C International Investments LLC (“RP&C”). RP&C is an investment fund formed for the purpose of investing in mezzanine loans or preferred equity interests to be issued by nursing and residential care homes in the United Kingdom or Germany. Each eligible facility must be fully licensed, receive its cash flow directly or indirectly from governmental or government-supported sources in such jurisdictions and meet certain other operating criteria. This fund’s investments in facilities are expected to have a term of one to four years, yield at least 9% per annum and benefit from a pledge of the equity in such facilities and various operating covenants and conditions. The Fund understands that the total commitment to RP&C from all sources will be $60 million. As of December 31, 2007, the Fund’s investment in RP&C represents an approximate 17% member’s interest and consisted of a $3.3 million loan that is scheduled to earn interest at 9% payable quarterly in arrears. Anthony R. Moore, a Director of the Fund and Kenneth Denos, Chief Executive Officer of the Fund, serve on the Investment Committee of RP&C. See subsequent events, where on February 8, 2008 the Fund received $2.2 million from RP&C.

Sovereign Business Forms, Inc.

Sovereign Business Forms, Inc. (“Sovereign”) was founded in 1996 to participate in the consolidation of the highly fragmented, wholesale business forms industry. Today, the Fund understands that Sovereign is one of the ten largest manufacturers and wholesalers of custom business forms in the United States. Sovereign operates five manufacturing plants with a combined market reach covering much of the central and eastern United States, Texas and Louisiana. As of December 31, 2007, the Fund’s investment in Sovereign consisted of 29,854 shares of preferred stock, promissory notes having an aggregate principal amount of $5.2 million and bearing interest at an annual rate of 15%, and warrants to purchase up to 551,894, 25,070 and 273,450 shares of common stock of Sovereign at purchase prices of $1.00, $1.25 and $1.00 per share, respectively. The Fund believes its investment represents a fully diluted equity interest in Sovereign of 31%. As of December 31, 2007, the Fund’s investment in Sovereign comprised 5% of its total net assets. The business forms industry is mature and highly competitive. For 2007, the Fund received dividends in the form of an additional 2,542 shares of preferred stock of Sovereign, to which Sovereign ascribed a value of $0.3 million. Gary Forbes, a Senior Vice President of the Fund, serves on Sovereign’s board of directors.

Spectrum Management, LLC

Spectrum Management, LLC (“Spectrum”) uses proprietary electronic tracking equipment and software, and a full suite of custom services to help client organizations protect or recover high-value merchandise and cash. This equipment and software also benefits law enforcement agencies by reducing the occurrence of robberies and by assisting in the apprehension of perpetrators. As of December 31, 2007, the Fund’s investment in Spectrum Management consisted of 285,000 units of Class A Members’ interest, a 16% subordinated promissory note in the amount of $1.3 million and a 16% subordinated promissory note in the amount of $0.4 million due May 28, 2011. The Fund believes its investment in Spectrum Management represents a fully diluted equity interest of 79%. As of December 31, 2007, the Fund’s investment in Spectrum Management comprised in excess of 5% of the Fund’s total net assets. Spectrum Management has a diverse customer base and its competition is limited. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of Spectrum Management.

Off Balance Sheet Arrangements

As of December 31, 2007 and 2006, the Fund did not have any off-balance sheet liabilities that are reasonably likely to have a current or future material effect on the Fund’s financial condition, other than the investment advisory and management agreement and the administration agreement, which are described below.

Contractual Obligations

The Fund has entered into five contracts under which it expects to have material future commitments, the Advisory Agreement between the Fund and the Adviser, pursuant to which the Adviser has agreed to serve as the Fund’s investment advisor; and the Administration Agreement between the Fund and the Administrator, pursuant to which the Administrator has agreed to furnish the Fund with the facilities and administrative services necessary to conduct the Fund’s day-to-day operations and to provide managerial assistance on its behalf to portfolio companies to which the Fund is required to provide such assistance. See “—Portfolio Companies.” For a discussion of the material terms of the Advisory Agreement and the Administration Agreement, see “—Overview – Expenses” and “Advisory and Administration Fees.”

The remaining three commitments as of December 31, 2007 relate to the Fund’s portfolio company investments and are summarized as follow (in thousands):

Portfolio Company	Original Commitment	Remaining Commitment
RP&C International Investments LLC	$11,100	$7,795
Riptide Entertainment, LLC	10,000	5,100
HealthSPAC, LLC	5,000	4,435

		$17,330

Each of these contracts may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

Dividends

The Fund declared four dividends in 2007 totaling $0.50 per share. The 2007 dividends were 100% qualifying and classified as capital gain distributions. The Fund declared two dividends in 2006 totaling $2.625 per share. The 2006 dividends were 100% qualifying with $1.769 per share classified as ordinary income dividends and $0.856 per share classified as a capital gain distribution. The Fund did not declare any dividends for 2005.

Common Stock Repurchases

There were no common stock repurchases in 2007 or 2006.

Subsequent Events

On January 4, 2008, the U.S. Treasury Bills for $30.0 million matured and the Fund repaid its year-end margin loan.

On January 8, 2008, the Fund invested an additional $1.6 million as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note. This investment is expected to fund the Ripley’s Believe It or Not museum franchise location in London, UK.

On January 17, 2008, the Fund received $0.1 million from the dissolution of Equus Media Finance Company, LLC.

On January 17, 2008, the Fund invested $3.0 million in 1848 Capital Partners, LLC, an entertainment company.

On February 8, 2008, the Fund received $0.2 million from J.L. Madre, LLC in the form of return of capital and interest.

On February 8, 2008, the Fund received $2.2 million from RP&C Investment International, LLC the form of return of capital, realized capital gain and interest based on the refinancing of one of its properties.

On February 11, 2008, the Fund invested $5.0 million in Infinia Corporation, as a follow-on investment in the form of preferred stock.

On February 26, 2008, the Fund invested $1.0 million in Nickent Golf, Inc., as a follow-on investment in the form of preferred stock.

On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based, based on the 2007 year-end closing price of $6.31 and announced the declaration of a first quarter dividend of $0.158 per share accordingly. This dividend is payable on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend will be payable in shares of common stock or in cash by specific election of the shareholders, and such election must be made by March 24, 2008. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc. (formerly Equus II Incorporated):

We have audited the accompanying balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets and cash flows for each of the three years ended December 31, 2007, and the selected per share data and ratios for each of the three years ended December 31, 2007. These financial statements and selected per share data and ratios are the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Equus Total Return, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the financial statements include investments in portfolio securities valued at (in thousands) $72,102 and $42,627 (69.9% and 45.8% of net assets) as of December 31, 2007 and 2006, respectively, whose values have been estimated by the Adviser and approved by the Board of Directors of Equus Total Return, Inc. in the absence of readily ascertainable market values. Those estimated values may differ materially from the values that would have been used had a ready market for the securities existed.

/s/ UHY LLP
UHY LLP

Houston, Texas

March 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Equus Total Return, Inc. (formerly Equus II Incorporated):

In our opinion, the accompanying selected per share data and ratios present fairly, in all material respects, the financial highlights of Equus Total Return, Inc. (formerly Equus II, Incorporated) (a Delaware corporation) for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these selected per share data and ratios based on our audit. We conducted our audit of these selected per share data and ratios in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Houston, TX

March 21, 2005

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(in thousands, except per share amounts)	2007	2006
ASSETS
Investments in portfolio securities at fair value (cost $55,283 and $33,335 respectively)	$72,102	$42,627
Restricted cash & temporary investments, at cost which approximates fair value	30,296	30,278
Cash	28	171
Temporary cash investments, at cost which approximates fair value	30,912	51,328
Accounts receivable	107	147
Accrued interest and dividends receivable due from portfolio companies	1,023	528
Deferred offering costs	—	584
Escrowed receivables, at fair value	262	203

Total assets	$134,730	$125,866

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable and accrued liabilities	$108	$229
Due to adviser	1,410	2,422
Borrowing under margin account	29,996	29,979

Total liabilities	31,514	32,630

Commitments and contingencies	—	—

Net assets:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 50,000 shares authorized, 8,401 and 8,164 shares outstanding, respectively	8	8
Additional paid-in capital	89,021	87,184
Undistributed net investment losses	(3,772)	(3,248)
Undistributed net capital gains	1,141	—
Unrealized appreciation of portfolio securities, net	16,818	9,292

Total net assets	$103,216	$93,236

Net assets per share	$12.29	$11.42

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands, except per share amounts)	2007	2006	2005
Investment income:
Interest income from portfolio securities	$2,857	$3,647	$1,390
Dividend income from portfolio securities	254	547	632
Interest from temporary cash investments	1,746	1,822	505
Other income	—	—	3

Total investment income	4,857	6,016	2,530

Expenses:
Management fee	1,730	1,752	1,714
Incentive fee	903	1,956	675
Director fees and expenses	381	441	386
Professional fees	860	1,020	960
Administrative fees	450	450	250
Mailing, printing and other expenses	261	227	239
Interest expense	83	157	141
Compensation expense	—	—	553
Franchise taxes	103	115	211
Special administrative fee	—	—	535
Offering costs	609	—	—

Total expenses	5,380	6,118	5,664

Net investment loss	(523)	(102)	(3,134)

Net realized gain on portfolio securities	5,264	19,012	1,237

Net unrealized appreciation (depreciation) of portfolio securities:
End of year	16,818	9,292	14,043
Beginning of year	9,292	14,043	(4,574)

Net change in unrealized appreciation (depreciation) of portfolio securities	7,526	(4,751)	18,617

Net increase in net assets resulting from operations	$12,267	$14,159	$16,720

Net increase in net assets resulting from operations per share:
Basic and diluted	$1.49	$1.78	$2.41

Weighted average shares outstanding
Basic and diluted	8,251	7,949	6,948

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands, except per share amounts)	2007	2006	2005
Operations:
Net investment loss	$(523)	$(102)	$(3,134)
Net realized gain on portfolio securities	5,264	19,012	1,237
Net change in unrealized appreciation (depreciation) of portfolio securities	7,526	(4,751)	18,617

Net increase in net assets resulting from operations	12,267	14,159	16,720

Capital share transactions:
Non-cash compensation expense	—	—	565
Increase from officers’ notes settlement	—	—	23
Dividends declared	(4,123)	(19,455)	—
Shares issued in dividend	1,836	5,929	—
Options exercised by directors and officers	—	—	6,695

Increase (decrease) in net assets from capital share transactions	(2,287)	(13,526)	7,283

Increase in net assets	9,980	633	24,003
Net assets at beginning of year	93,236	92,603	68,600

Net assets at end of year	$103,216	$93,236	$92,603

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands, except per share amounts)	2007	2006	2005
Cash flows from operating activities:
Interest and dividends received	$3,625	$4,739	$1,614
Cash paid to adviser, directors, banks and suppliers	(5,924)	(5,000)	(4,117)
Purchase of portfolio securities	(27,469)	(9,860)	(6,324)
Proceeds from dispositions of portfolio securities	6,823	44,029	10,958
Principal payments from portfolio securities	4,697	5,856	70
(Purchases) sales of restricted temporary cash investments	(18)	20,166	(26,227)

Net cash (used in) provided by operating activities	(18,265)	59,930	(24,026)

Cash flows from financing activities:
Borrowings under margin account	89,957	129,868	192,850
Repayments under margin account	(89,940)	(149,835)	(166,883)
Dividends paid	(2,287)	(13,526)	(1,589)
Exercise of stock options	—	—	6,694
Cash paid for deferred costs	(25)	(584)	—
Payments received on officer notes	—	—	24

Net cash provided by (used in) financing activities	(2,294)	(34,077)	31,096

Net increase (decrease) in cash and cash equivalents	(20,559)	25,853	7,070
Cash and cash equivalents at beginning of year	51,499	25,645	18,575

Cash and cash equivalents at end of year	$30,940	$51,499	$25,645

Supplemental disclosure of cash flow information:
Interest paid during the year	$74	$126	$95

Taxes paid during the year	$84	$115	$211

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Reconciliation of increase in net assets from operations to net cash provided by (used in) operating activities:
Net increase in net assets resulting from operations	$12,267	$14,159	$16,720
Adjustments to reconcile increase in net assets from operations to net cash provided by (used in) operating activities:
Gain realized on dispositions of portfolio securities, net	(5,264)	(19,012)	(1,237)
(Increase) decrease in unrealized appreciation, net	(7,526)	4,751	(18,617)
Increase in accrued interest receivable due from portfolio companies	(495)	(26)	(61)
Increase in escrowed receivables	(59)	—	—
Decrease in deferred offering costs	609	—	—
Decrease (increase) in accounts receivable and other	40	(97)	55
Accrued interest or dividends exchanged for portfolio securities	(737)	(1,252)	(910)
Non-cash compensation expense	—	—	553
Increase (decrease) in accounts payable and accrued liabilities	(121)	(69)	199
Increase (decrease) in due to adviser	(1,012)	1,285	795
Purchase of portfolio securities	(27,469)	(9,860)	(6,324)
Proceeds from dispositions of portfolio securities	6,823	44,029	10,958
Principal payments from portfolio securities	4,697	5,856	70
(Purchases) sales of restricted temporary cash investments	(18)	20,166	(26,227)

Net cash provided by (used in) operating activities	$(18,265)	$59,930	$(24,026)

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

FOR THE FIVE YEARS ENDED DECEMBER 31, 2007

	2007		2006	2005	2004	2003
Selected per share data:

Investment income	$0.59		$0.76	$0.36	$0.96	$1.15
Expenses	0.65		0.77	0.81	0.39	0.60

Net investment (loss) income (1)	(0.06	)(1)	(0.01)	(0.45)	0.57	0.55
Net realized gain (loss) on portfolio securities	0.64		2.39	0.18	(0.84)	(0.88)
Net change in unrealized appreciation (depreciation) of portfolio securities	0.91		(0.60)	2.68	0.46	(0.35)

Net increase (decrease) in net assets resulting from operations	1.49		1.78	2.41	0.19	(0.68)

Capital transactions:

Officer’s notes settlement	—		—	—	0.10	—
Dividends declared	(0.50)		(2.63)	—	(0.57)	(0.72)
Repurchase of common stock	—		—	—	0.18	—
Dilutive effect of shares issued in common stock dividend and options	(0.12)		(0.28)	(0.40)	(0.17)	(0.14)

Net decrease in assets from capital transactions	(0.62)		(2.91)	(0.40)	(0.46)	(0.86)

Net increase (decrease) in net assets	0.87		(1.13)	2.01	(0.27)	(1.54)
Net asset value at beginning of year	11.42		12.55	10.54	10.81	12.35

Net asset value at end of year	$12.29		$11.42	$12.55	$10.54	$10.81

Weighted average number of shares outstanding during year (in thousands)	8,251		7,949	6,948	6,462	6,244
Market value per share at end of year	$6.31		$8.54	$8.93	$7.71	$8.05

Selected ratios:

Ratio of total operating expenses to average net assets	5.48%		6.58%	7.03%	3.55%	5.07%
Ratio of net investment (loss) income to average net assets	(0.53)%		(0.11)%	(3.89)%	5.29%	4.58%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	12.49%		15.24%	20.74%	1.76%	(5.75)%
Total Return	(20.26)%		25.03%	15.82%	2.90%	21.23%

(1)	Net investment loss of ($0.06) is calculated as the net investment loss of ($0.5 million divided by the weighted average number of shares outstanding during the year of 8,251,000).

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2007

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control Investments: Majority-owned(7):
Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005(4)	17-19.8% subordinated promissory note(1)	$4,000	$ 4,166	$ 4,166

Equus Media Development Company, LLC	Media	January 2007(4)	Member Interest (100%)		5,000	5,000
Houston, TX
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005(4)	Member interest (64.67%)		65	65
			8% promissory notes	4,835	4,835	4,835
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A equity interest		2,850	8,381
			16% subordinated promissory note(1)(2)	1,304	1,304	1,304
			12.75% subordinated promissory note(2)	386	386	386

Total Control Investments: Majority-owned (represents 33% of total investments at fair value)					$18,606	$24,137

Control Investments: Non-majority-owned(6):
ConGlobal Industries Holding, Inc. Houston, TX	Shipping products and services	February 1997	24,397,303 shares of common stock		1,370	—
			Promissory note(2)	3,266	3,266	2,153
			Member interest in CCI-ANI Finance, LLC(2)		2,734	1,803
			Member interest (66.7%) in JL Madre, LLC(1)		1,000	1,035
			Member interest (28.3%) in JL Madre(1) Equipment, LLC		69	119
HealthSPAC, LLC	Healthcare	December 2006(4)	Member interest (40%)		565	565
El Segundo, CA

Total Control Investments: Non-majority-owned (represents 8% of total investments at fair value)					$ 9,004	$ 5,675

Total Control Investments: (represents 41% of total investments at fair value)					$27,610	$29,812

Affiliate Investments(5):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007(4)	666,667 Class A Shares Preferred Stock		3,000	20,740

Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007(4)	13% Promissory Note	6,066	6,066	6,066
			2,000,000 shares Class A Convertible Preferred Stock		2,000	2,000
			Warrants to buy 463,917 shares of common stock at $0.97 per share through August 4, 2009, warrant terms subject to change		—	—
PalletOne, Inc. South Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—

RP&C International Investments LLC	Healthcare	September 2006(4)	Membership Interest (17.2%)		3,305	3,305
New York, NY

Total Affiliate Investments (represents 45% of total investments at fair value)					$14,721	$32,111

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2007

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned)
Big Apple Entertainment Partners LLC	Entertainment and leisure	October 2007(4)	Promissory note(1)	$3,000	$ 3,000	$ 3,000
New York, NY
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	485
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2008		—	—
Sovereign Business Forms, Inc.	Business products and services	August 1996	29,854 shares of preferred stock(1)(2)		2,985	1,522
Houston, TX			15% promissory notes(1)(2)	5,172	5,172	5,172
			Warrant to buy 551,894 shares of common stock at $1 per share through Aug 2008		—	—
			Warrant to buy 25,070 shares of common stock at $1.25 per share through Aug 2008		—	—
			Warrant to buy 273,450 shares of common stock at $1 per share through Oct 2009		—	—

Total Non-Affiliate Investments (represents 14% of total investments at fair value)					$12,952	$10,179

Total Investments					$55,283	$72,102

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2007

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, during the year ended December 31, 2007, the Fund was considered to have a controlling interest in ConGlobal Industries, Inc., Creekstone Florida Holdings, LLC, Equus Media Development Company, LLC, HealthSPAC, LLC, PalletOne, Inc., Sovereign Business Forms, Inc., Spectrum Management, LLC, and Riptide Entertainment, LLC.

Income was earned in the amount of $2.2 million, $4,2 million, and $2.0 million for the years December 31, 2007, 2006 and 2005, respectively, on portfolio securities of companies in which the Fund has a controlling interest. Income was earned in the amount of $0.3 million, $15,000 and $17,000 for the years ended December 31, 2007, 2006 and 2005, respectively, on portfolio securities of companies that are affiliates of the Fund but are not controlled by the Fund.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 96% of the total value of the investments in portfolio companies as of December 31, 2007.

The investments in portfolio securities held by the Fund are becoming more geographically diversified. Many of the Fund’s portfolio companies (except ConGlobal Industries, Inc., PalletOne, Inc., Riptide Entertainment LLC, RP&C International Investments LLC and HealthSPAC, LLC) are headquartered in Texas, although several have significant operations in other states.

The Fund’s investments in portfolio securities consist of the following types of securities at December 31, 2007 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$28,195	$27,083	26.3%
Preferred stock	9,780	24,747	24.0%
Limited liability company	12,738	11,891	11.5%
Common stock	4,570	8,381	8.1%
Options and warrants	—	—	0.0%

Total	$55,283	$72,102	69.9%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $6.8 million provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are being made currently on notes aggregating $13.2 million in fair value.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2007

The following is a summary by industry of the Fund’s investments as of December 31, 2007 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Alternative energy	$20,740	20.1%
Business products and services	17,250	16.7%
Entertainment and leisure	15,966	15.5%
Shipping products and services	5,110	5.0%
Media	5,000	4.8%
Real estate	4,166	4.0%
Healthcare	3,870	3.7%

Total	$72,102	69.9%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2006

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control Investments: Majority-owned(8):
Cedar Lodge Holding, Inc. Houston, TX	Real estate	December 2005(4)	5,000 shares @ $100/sh of common stock		$ 500	$ 629
			18% -19.8% promissory note(1)	$1,731	1,731	1,845
Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005(4)	17-19.8% subordinated promissory note(1)	4,223	4,223	4,223

Riptide Entertainment, LLC New York, NY	Entertainment and leisure	December 2005(4)	Member interest (64.67%)		65	65
			8% promissory notes	1,000	1,000	1,000
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A equity interest		2,850	8,650
			16% subordinated promissory note(1)(2)	1,304	1,304	1,304
			12.75% subordinated promissory note(2)	386	386	386
Turf Grass Holdings, Inc. Houston, TX	Residential building products	May 1999	1,000 shares of common stock		960	—

Total Control Investments: Majority-owned (represents 43% of total investments at fair value)					$13,019	$18,102

Control Investments: Non-majority-owned(7):
ConGlobal Industries Holding, Inc.	Shipping products and services	February 1997	24,397,303 shares of common stock		1,370	500
			Promissory note(2)	3,117	3,117	3,117
			Member interest in CCI-ANI Finance, LLC(2)		2,610	2,610
			Member interest (66.7%) in JL Madre, LLC(1)		1,000	1,034
			Member interest (28.3%) in JL Madre(1) Equipment, LLC		69	117
HealthSpac, LLC	Healthcare	December 2006(4)	Member interest (40%)		40	40
El Segundo, CA

Total Control Investments: Non-majority-owned (represents 17% of total investments at fair value)					$ 8,206	$ 7,418

Total Control Investments: (represents 60% of total investments at fair value)					$21,225	$25,520

Affiliate Investments(6):
PalletOne, Inc. South Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	4,500

RP&C International Investments LLC	Healthcare	September 2006(4)	Membership Interest (17.2%)		1,296	1,296
New York, NY

Total Affiliate Investments (represents 13% of total investments at fair value)					$ 1,646	$ 5,796

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2006

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):
Alenco Window Holdings, LLC Houston, TX	Residential building products	February 2001	32.25% membership interest (escrow)		$—	$92

The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	250
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2008		—	—
The Drilltec Corporation Houston, TX	Industrial products and services	August 1998	Prime plus 9.75% promissory note(2)	$1,000	1,000	3,000

Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	27,312 shares of preferred stock(1)(2)		2,731	2,731
			15% promissory notes(1)(2)	4,938	4,938	4,938
			Warrant to buy 551,894 shares of common stock at $1 per share through Aug 2006		—	197
			Warrant to buy 25,070 shares of common stock at $1.25 per share through Oct 2007		—	5
			Warrant to buy 273,450 shares of common stock at $1 per share through Oct 2009		—	98

Total Non-Affiliate Investments (represents 27% of total investments at fair value)					$10,464	$11,311

Total Investments					$33,335	$42,627

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.
(5)	Investments disposed of prior to December 31, 2006. Included in this table due to assets related to these investments in the form of cash, escrowed assets, options or other equity interests retained by the Fund as of December 31, 2006.
(6)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(7)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(8)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2006

The Fund’s investments in portfolio securities consist of the following types of securities as of December 31, 2006 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$17,476	$19,591	21.1%
Limited liability company	8,153	14,126	15.2%
Common stock	3,180	5,629	6.0%
Preferred stock	4,526	2,981	3.2%
Options and warrants	—	300	0.3%

Total	$33,335	$42,627	45.8%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $6.1 million provide that interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are being made currently on notes aggregating $13.3 million in fair value.

The following is a summary by industry of the Fund’s investments as of December 31, 2006 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business products and services	$18,559	20.1%
Shipping products and services	11,878	12.7%
Real estate	6,697	7.2%
Industrial products and services	3,000	3.2%
Healthcare	1,336	1.4%
Entertainment and leisure	1,065	1.1%
Residential building products	92	0.1%

Total	$42,627	45.8%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

(1) ORGANIZATION AND BUSINESS PURPOSE

Equus Total Return, Inc. (the “Fund,” “EQS”), formerly Equus II Incorporated, a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, shareholders of the Fund approved the change of the Fund’s investment strategy to a total return investment objective. This new strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

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

The Fund elected to retain the Adviser in part to provide the Fund with enhanced investment opportunities in both the United States and internationally. Effective August 11, 2006, the Fund began to employ a total return investment style. The total return style combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, the Fund is a “growth-at-reasonable-price” investor. The Fund invests primarily in privately owned companies and is open to virtually any potential growth investment in the privately owned arena. However, the Fund’s primary aim is to identify and acquire only those equity securities that meet its criteria for selling at reasonable prices. The income investments made by the Fund consist principally of purchasing debt financing with the objective of generating regular interest income back to the fund as well as long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.

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

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

Liquidity and Revolving Line of Credit—As of December 31, 2007, the Fund had cash and temporary cash investments of $30.9 million. The Fund had $72.1 million of its total assets of $134.7 million invested in portfolio securities. $30.3 million of its assets were restricted, where $30.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.3 million for the required 1% brokerage deposit. These securities are held by a securities

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 3, 2008.

As of December 31, 2006, the Fund had cash and temporary cash investments of $51.5 million. The Fund had $42.6 million of its total assets of $125.9 million invested in portfolio securities. $30.3 million of its assets were restricted, where $30.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.3 million for the required 1% brokerage margin deposit.

These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 4, 2007.

On August 18, 2006, the Fund entered into a $10.0 million revolving line of credit agreement (the “Credit Facility”) with Regions Bank. The Fund can borrow up to $10.0 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of either LIBOR plus 2.5% or the prime rate, at the Fund’s discretion. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities and contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates. To date, the Fund has not borrowed any amounts under the Credit Facility. The Fund is currently considering other financing arrangements and has not renewed the expired Credit Facility.

During the years ended December 31, 2007, 2006 and 2005, the amount of interest and loan fees paid in cash was $0.1 million, $0.2 million, $0.1 million, respectively.

As of December 31, 2007, the Fund had total commitments of $17.3 million with $7.8 million, $4.4 million committed to RP&C and HealthSPAC, respectively, which are both in the healthcare sector. Another $5.1 million commitment was made to Riptide Entertainment, LLC.

RIC Borrowings and Restricted Temporary Cash Investments—During 2007 and 2006, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

At December 31, 2007, the Fund borrowed $30.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $30.3 million. The U.S. Treasury bills matured and the total amount borrowed was repaid on January 3, 2008.

At December 31, 2006, the Fund borrowed $30.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $30.3 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on January 4, 2007.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $72.1 million (including no publicly traded securities) and $42.6 million (including no publicly traded securities) as of December 31, 2007 and 2006, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Deferred Offering Costs—Accumulation of costs related to the offering whereby the Fund would have sold additional shares or rights to acquire shares at a market price that may have been below net asset value. The main components of the costs are legal fees and consultant’s fees specifically related to the offering.

Offering costs of $0.6 million were expensed during the third quarter of 2007 as the Fund abandoned the shareholders’ proposal authorizing the Fund to offer and sell, or to issue rights to acquire shares of its common stock at a price below the net asset value of such stock.

Escrowed Receivables, at Estimated Fair Value—In May of 2007, the Fund sold its interest in The Drilltec Corporation (“Drilltec”). A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. As of December 31, 2007, the amount receivable from the Drilltec escrow is valued at $0.3 million. The Fund is not aware of any claims against the escrow that have been made as of December 31, 2007 and is anticipating a final payment from The Drilltec Corporation escrow account by May 2008.

In February of 2007, the Fund received $0.1 million from Doane PetCare Enterprises, Inc. (“Doane”). The Fund booked the $0.1 million as an escrow receivable as of December 31, 2006. This Doane payment is expected to be the final payment from escrow for the sale of Doane, which was sold in October of 2005. As of December 31, 2006, the amount receivable from the Alenco escrow is valued at $0.1 million. The Fund is not aware of any claims against the escrow that have been made as of December 31, 2006 and received a final payment in full for the escrow in May 2007.

Investment Transactions—Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which EQS owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliate

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Investments” are defined as those non-control investments in companies in which EQS owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

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

The weighted average fair value of the stock options granted pursuant to the Fund’s stock option plans during 2005 was zero per share. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

2005
Expected life	3 years
Risk-free interest rate	3.61%
Volatility	19.58%
Dividend yield	7.41%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective beginning with the first interim period of the fiscal year beginning after June 15, 2005. Since the Fund cancelled the stock option plan on June 30, 2005, the adoption of SFAS No. 123R had no impact on the Fund’s net assets and results of operations.

Had the Fund accounted for the options using the fair value method under SFAS No. 123R, the increase in net assets from operations for the year ended December 31, 2005 would have been (in thousands, except per share amounts):

2005
Increase in net assets from operations, as reported	$16,720
Stock-based employee compensation expense included in increase in net assets from operations	553
Stock-based employee compensation expense determined using fair value method	(46)

Pro forma increase in net assets from operations	$17,227

Net increase in net assets from operations per share
Basic, as reported	$2.41

Basic, pro-forma	$2.48

Diluted, as reported	$2.41

Diluted, pro-forma	$2.48

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

In May 2006, the State of Texas enacted a bill that replaced the existing franchise tax with a margin tax. Effective January 1, 2007, the margin tax applies to legal entities conducting business in Texas, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenues and expenses and therefore has the characteristics of an income tax. As a result, the Fund recorded $0.1 million in state income tax for the year ended December 31, 2007 that is solely attributable to the Texas margin tax.

Reclassification—Certain amounts for the years ended December 31, 2006 and 2005 have been reclassified in the comparative financial statements to be comparable to the presentation in the year ended December 31, 2007. These reclassifications have no effect on net income or net assets.

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

The previous officer of the Fund was paid $0.2 million after June 30, 2005 through December 31, 2005 to principally facilitate the sale of Champion Window Holdings, Inc. He was paid $0.2 million in January 2006 when the transaction was completed. As directors of Champion Window Holdings, Inc., the prior owners of Equus Capital Management Corporation were paid $50,000 each in January 2006 for two years of director’s fees for consummating the transaction.

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

(5) MANAGEMENT AGREEMENTS

The Fund has entered into a new investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with Moore Clayton Capital Advisors, Inc. (the “Adviser”). This agreement was renewed in June 2007. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of Moore, Clayton & Co., Inc., an international private equity investment and advisory firm.

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

The Fund has also entered into a new administration agreement dated June 30, 2005 (“Administration Agreement”) with Equus Capital Administration Company, Inc. (the “Administrator”). This agreement was renewed in June 2007. The Fund agreed to reimburse the Administrator certain one time costs and expenses (“Special Administrative Fee”) associated with the change in administrators. The Special Administrative Fee, in the amount of $0.5 million, was accrued to expense at June 30, 2005, and paid to the Administrator in the third quarter of 2005. Pursuant to the Administration Agreement, the Administrator provides (or arranges for suitable third parties to provide) all administrative services necessary for the operation of the Fund. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $0.5 million per year, excluding the one-time Special Administrative Fee.

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

Prior to entering into the Advisory and Administration Agreements, the Fund was a party to a management agreement with Equus Capital Management Corporation (“ECMC”) that was initially approved by the Fund’s stockholders at a special meeting held on April 9, 1997. Under that agreement, ECMC provided both advisory and administration services. ECMC received a management fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears. The management fee in the old agreement was calculated identically to the advisory fee in the new agreement. Additionally, ECMC received compensation for providing certain investor communication services. The accompanying Statements of Operations include administrative fees of $25,000 related to such services for the year ended December 31, 2005.

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Effective July 1, 2006, a new quarterly fee of $2,500 was approved and paid for the Chairman of the Independent Directors and the Chairman of the Audit Committee. An additional one-time fee of $5,000 was paid to the Chairman of the

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

Independent Directors and the Chairman of the Audit Committee in September 2007, as approved by the Compensation Committee. Effective December 18, 2007, an annual fee of $15,000 for the Chairman of the Board of Directors was approved.

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

The Fund was not required to make distributions of ordinary income for 2007, 2006, or 2005 under income tax regulations. For the year ended December 31, 2007, the Fund had net investment loss for book purposes of $0.5 million and $0.5 million for tax purposes. During 2007, the Fund had a net capital gain for book purposes of $5.3 million and a net capital gain for tax purposes of $5.1 million. As of December 31, 2007, the Fund has no capital loss carry-forward as it was fully utilized to offset capital gains in 2006. The aggregate cost of investments for federal income tax purposes as of December 31, 2007 was $52.7 million. Such investments had unrealized appreciation of $23.4 million and unrealized depreciation of $6.5 million for book purposes, or net unrealized appreciation of $16.8 million. The Fund had unrealized appreciation of $26.4 million and unrealized depreciation of $7.0 million for tax purposes, or net unrealized appreciation of $19.4 million as of December 31, 2007.

For the year ended December 31, 2006, the Fund had net investment loss for book purposes of approximately $0.1 and $0.1 million for tax purposes. During 2006, the Fund had a net capital gain for book purposes of approximately $19.0 million and a net capital gain for tax purposes of $21.4 million. As of December 31, 2006, the Fund has no capital loss carry-forward as it was fully utilized to offset capital gains in 2006. The aggregate cost of investments for federal income tax purposes as of December 31, 2006 was $30.9 million. Such investments had unrealized appreciation of approximately $12.7 million and unrealized depreciation of $3.4 million for book purposes, or net unrealized appreciation of approximately $9.3 million. The Fund had unrealized appreciation of approximately $16.2 million and unrealized depreciation of approximately $4.2 million for tax purposes, or net unrealized appreciation of approximately $12.0 million as of December 31, 2006.

For the year ended December 31, 2005, the Fund had net investment loss for book purposes of $3.1 million and $2.7 million for tax purposes. During 2005, the Fund had a net capital gain for book purposes of $1.2 million and a net capital gain for tax purposes of $1.5 million. As of December 31, 2005, the Fund has a capital loss carry-forward of $14.3 million, which may be used to offset future taxable capital gains. The aggregate cost of investments for federal income tax purposes as of December 31, 2005 was $49.2 million. Such investments had unrealized appreciation of $34.5 million and unrealized depreciation of $20.5 million for book purposes, or net unrealized depreciation of $14.0 million. They had unrealized appreciation of $40.0 million and unrealized depreciation of $20.9 million for tax purposes, or net unrealized appreciation of $19.1 million at December 31, 2005.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

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

The Fund is a flow through, non-tax paying entity; further, the Fund’s net operating loss carry-forwards have been exhausted. Based upon an examination of the Fund’s tax position, the Fund determined that the aggregate exposure under FIN 48 did not have a material impact on its financial statements at January 1, 2007 or December 31, 2007. Therefore, the Fund has not recorded an adjustment to its financial statements related to the adoption of FIN 48. The Fund will continue to evaluate its tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s state income tax returns for 2004 through 2006 remain open to examination.

(7) CONTRACTUAL OBLIGATIONS

The Fund has entered into five contracts under which it expects to have material future commitments, including the Advisory Agreement between the Fund and the Adviser, pursuant to which the Adviser has agreed to serve as the Fund’s investment advisor; the Administration Agreement between the Fund and the Administrator, pursuant to which the Administrator has agreed to furnish the Fund with the facilities and administrative services necessary to conduct the Fund’s day-to-day operations and to provide managerial assistance on its behalf to portfolio companies to which the Fund is required to provide such assistance. For a discussion of the material terms of the Advisory Agreement and the Administration Agreement, see Note 5.

The remaining three commitments as of December 31, 2007 relate to the Fund’s portfolio company investments and are summarized as follows (in thousands):

Portfolio Company	Original Commitment	Remaining Commitment
RP&C International Investments LLC	$11,100	$7,795
Riptide Entertainment, LLC	10,000	5,100
HealthSPAC, LLC	5,000	4,435

		$17,330

Each of these contracts may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

(8) DIVIDENDS

The Fund declared four dividends in 2007 amounting to $4.1 million ($0.50 per share). The Fund paid $2.3 million in cash and issued 236,930 additional shares of stock in 2007. The 2007 dividends were 100% qualifying and classified as capital gain distributions.

The Fund declared two dividends during 2006 amounting in total to $19.5 million ($2.625 per share). The 2006 dividends were primarily the result of the net taxable realized gain from the sale of Champion Window Holdings, Inc. The 2006 dividends were paid in additional shares of common stock or in cash by specific election made by each shareholder. The Fund paid $13.5 million in cash for both dividends ($13.0 million paid on March 23, 2006 and $0.5 million paid on December 7, 2006) and issued 787,099 additional shares of stock (729,773 shares at $7.489 per share and 57,326 shares at $8.081 per share). On October 23, 2006, the Fund announced a quarterly managed dividend policy where the Fund hopes to issue dividends at a minimum annual rate of $0.50 per share.

During the year ended December 31, 2005, the Fund declared no dividends.

(9) PORTFOLIO SECURITIES

During the year ended December 31, 2007, the Fund invested $13.1 million in five new companies and made follow-on investments of $15.1 million in eight portfolio companies, including $0.7 million in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital gain of $5.3 million.

During the year ended December 31, 2006, the Fund invested $0.4 million in two new companies and made follow-on investments of $10.7 million in nine portfolio companies, including $1.3 million in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on promissory notes. In addition, the Fund realized a net capital gain of $19.0 million during the year ended December 31, 2006.

During the year ended December 31, 2005, the Fund invested $5.0 million in three new companies and made follow-on investments of $2.2 million in six portfolio companies, including $0.9 million in accrued interest and dividends received in the form of additional portfolio securities and accretion of original issue discount on a promissory note. In addition, the Fund realized a net capital gain of $1.2 million during the year ended December 31, 2005.

(10) STOCK OPTION PLAN

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

On May 7, 2004, options to acquire a total of 15,400 shares at $7.72 per share were issued to the non-officer directors. Accounting principles generally accepted in the United States of America require that the options be

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

accounted for using variable plan accounting. Variable plan accounting resulted in non-cash compensation expense of $0.6 million during the year ended December 31, 2005.

Effective June 30, 2005, the Stock Incentive Plan was terminated. (At the date of termination all options in the money were made fully vested). Options to purchase 869,900 shares (all options whose exercise price was less than the $8.38 market price on June 14, 2005) were exercised by five officers and seven directors of the Fund on June 30, 2005, and the Fund received $6.7 million in cash from the exercise of such options. Of the 869,900 shares exercised, 170,673 were not fully vested and in the money. The remainder of the options, whose exercise price was greater than the $8.38 market price of June 14, 2005, were suspended and cancelled per signed agreement with each officer and director.

The following table reflects stock option activity for the year ended December 31, 2005:

2005
Options outstanding at the beginning of the year	809,000
Options granted during the year	150,000
Options exercised during the year	(869,900)
Options surrendered during the year	(89,100)
Options expired during the year	—

Options outstanding at the end of the year	—

Options exercisable at the end of the year	—

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Fund has adopted FIN No. 48 which will have no material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities that are carried at fair value as a recurring basis in the financial statements. The FASB did announce a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. In February 2008, FASB issued FASB Staff Position No. FAS 157-2. This FSP defers the effective

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Fund believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Fund believes that the adoption of SFAS No. 159 will not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair value as of the date of the acquisition. SFAS No. 141R also requires that acquisition related costs and restructuring costs be recognized separately from the business combination. SFAS No. 141R is effective for business combinations completed in fiscal years beginning after December 15, 2008. The Fund believes that the adoption of SFAS No. 141R will not have a material impact on its financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Fund believes that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operation or cash flows.

(12) SUBSEQUENT EVENTS

On January 4, 2008, the U.S. Treasury Bills for $30.0 million matured and the Fund repaid its year-end margin loan.

On January 8, 2008, the Fund invested an additional $1.6 million as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note. This investment is expected to fund the Ripley’s Believe It or Not museum franchise location in London, UK.

On January 17, 2008, the Fund received $0.1 million from the dissolution of Equus Media Finance Company, LLC.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007, 2006 AND 2005

On January 17, 2008, the Fund invested $3.0 million in 1848 Capital Partners, LLC, an entertainment company.

On February 8, 2008, the Fund received $0.2 million from J.L. Madre, LLC in the form of return of capital and interest.

On February 8, 2008, the Fund received $2.2 million from RP&C Investment International, LLC in the form of return of capital, realized capital gain and interest based on the refinancing of one of its properties.

On February 11, 2008, the Fund invested $5.0 million in Infinia Corporation, as a follow-on investment in the form of preferred stock.

On February 26, 2008, the Fund invested $1.0 million in Nickent Golf, Inc., as a follow-on investment in the form of preferred stock.

On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based, based on the 2007 year-end closing price of $6.31 and announced the declaration of a first quarter dividend of $0.158 per share accordingly. This dividend is payable on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend will be payable in shares of common stock or in cash by specific election of the shareholders, and such election must be made by March 24, 2008. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

(13) SELECTED QUARTERLY DATA (UNAUDITED) (in thousands, except per share amounts)

	Year Ended December 31, 2007
	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Total
Total investment income	$1,211	$1,271	$1,151	$1,224	$4,857
Net investment (loss) gain	5	(711)	(289)	472	(523)
Increase (decrease) in stockholders equity resulting from operations	(572)	661	(3,799)	15,977	12,267
Basic and diluted earnings (loss) per common share	$(0.07)	$0.08	$(0.46)	$1.94	$1.49

	Year Ended December 31, 2006
	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006	Total
Total investment income	$1,281	$1,330	$1,381	$2,024	$6,016
Net investment (loss) gain	(704)	(71)	(101)	774	(102)
Increase in stockholders equity resulting from operations	439	4,242	8,636	842	14,159
Basic and diluted earnings per common share	$0.06	$0.52	$1.07	$0.10	$1.78

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the Fund’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This section includes information concerning the controls and controls evaluation referred to in those certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Fund conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including the Fund’s CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Fund’s reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Fund’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Fund’s quarterly evaluation of Disclosure Controls includes an evaluation of some components of its internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of the Fund’s Disclosure Controls included a review of the controls’ objectives and design, the Fund’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, the Fund reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in the Fund’s periodic reports on Form 10-Q and Form 10-K. Many of the components of the Fund’s Disclosure Controls are also evaluated on an ongoing basis by a third-party consultant and the Accounting Department. The overall goals of these various evaluation activities are to monitor the Fund’s Disclosure Controls, and to modify them as necessary. The Fund’s intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, the Fund’s CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, the Fund’s Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Fund’s consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when its periodic reports are being prepared.

Management Report on Internal Control Over Financial Reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Management assessed its internal control over financial reporting as of December 31, 2007, the end of its fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our Accounting Department.

Based on its assessment, management has concluded that its internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment has been reviewed with the Audit Committee of the Fund’s Board of Directors.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to the Fund’s 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable or not present in amounts sufficient to require submission of the schedule.

(a)(3) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Filed herewith.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Filed herewith.]

(c)	Amended and Restated Bylaws of the Fund. [Filed herewith.]

10.	Material Contracts.

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(c)	Safekeeping Agreement between the Fund and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Joint Code of Ethics of the Fund and Moore Clayton Capital Advisors, Inc. (Rule 17j-1) [Filed herewith.]

(g)	Loan Agreement dated August 18, 2006, between the Fund and Regions Bank. [Filed herewith.]

14.	Code of Ethics (meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002) [To be filed as an exhibit to the 2007 Proxy Statement.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 31, 2008	/S/ L’SHERYL D. HUDSON
L’Sheryl D. Hudson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD F. BERGNER Richard F. Bergner	Director	March 31, 2008

/S/ CHARLES M. BOYD, MD Charles M. Boyd	Director	March 31, 2008

/S/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	March 31, 2008

/S/ GREGORY J. FLANAGAN Gregory J. Flanagan	Director	March 31, 2008

/S/ HENRY W. HANKINSON Henry W. Hankinson	Director	March 31, 2008

/S/ ROBERT L. KNAUSS Robert L. Knauss	Chairman of the Board	March 31, 2008

/S/ FRANCIS D. TUGGLE Francis D. Tuggle	Director	March 31, 2008

/S/ SAM P. DOUGLASS Sam P. Douglass	Director	March 31, 2008

/S/ ANTHONY R. MOORE Anthony R. Moore	Director	March 31, 2008

/S/ KENNETH I. DENOS Kenneth I. Denos	Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/S/ L’SHERYL D. HUDSON L’Sheryl D. Hudson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008