Form 10-Q
period 2008-03-31
EQUUS TOTAL RETURN, INC.
filed 2008-05-15
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

There were 8,496,202 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 15, 2008. The net asset value of a share at March 31, 2008 was $ 12.20.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(in thousands, except per share amounts)	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Investments in portfolio securities at fair value:
Control investments (cost at $29,062 and $27,610, respectively)	$31,771	29,812
Affiliate investments (cost at $18,050 and $14,721, respectively)	35,440	32,111
Non-affiliate investments (cost at $16,126 and $12,952, respectively)	13,145	$10,179

Total investments in portfolio securities at fair value	80,356	72,102
Restricted cash & temporary investments, at cost which approximates fair value	35,349	30,296
Cash	—	28
Temporary cash investments, at cost which approximates fair value	22,846	30,912
Accounts receivable	8	107
Accrued interest and dividends receivable due from portfolio companies	1,377	1,023
Escrowed receivables, at fair value	262	262

Total assets	$140,198	$134,730

Liabilities and net assets

Liabilities:
Bank overdraft	$262	$—
Accounts payable and accrued liabilities	110	108
Due to adviser	1,166	1,410
Borrowing under margin account	34,999	29,996

Total liabilities	36,537	31,514

Commitments and contingencies	—	—

Net assets:
Preferred stock, $.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000 shares authorized, 8,496 and 8,401 shares outstanding, respectively	8	8
Additional paid-in capital	89,658	89,021
Undistributed net investment losses	(3,548)	(3,772)
Undistributed net capital gains	425	1,141
Net unrealized appreciation of portfolio securities	17,118	16,818

Total net assets	$103,661	$103,216

Net assets per share	$12.20	$12.29

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(in thousands, except per share amounts)	2008	2007
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$395	$422
Affiliate investments	247	73
Non-affiliate investments	441	183

Total interest and dividend income	1,083	678
Interest from temporary cash investments	251	533

Total investment income	1,334	1,211

Expenses:
Management fee	502	460
Incentive fee	17	263
Professional fees	173	160
Administrative fees	113	113
Director fees and expenses	90	88
Mailing, printing and other expenses	24	100
Interest expense	6	22

Total expenses	925	1,206

Net investment income	409	5

Net realized gain on portfolio securities
Control investments	74	1,472
Affiliate investments	351	124
Non-affiliate investments	—	—

Total net realized gain on portfolio securities	425	1,596

Net unrealized appreciation of portfolio securities:
End of period	17,118	7,119
Beginning of period	16,818	9,292

Net change in unrealized appreciation of portfolio securities	300	(2,173)

Net increase (decrease) in net assets resulting from operations	$1,134	$(572)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.13	$(0.07)

Weighted average shares outstanding, in thousands
Basic and diluted	8,402	8,165

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(in thousands)	2008	2007
Operations:
Net investment income	$409	$5
Net realized gain on portfolio securities	425	1,596
Net change in unrealized appreciation of portfolio securities	300	(2,173)

Net increase (decrease) in net assets resulting from operations	1,134	(572)

Capital share transactions:
Dividends declared	(1,327)	(1,021)
Shares issued in dividend	638	455

Decrease in net assets from capital share transactions	(689)	(566)

Increase (decrease) in net assets	445	(1,138)
Net assets at beginning of period	103,216	93,236

Net assets at end of period	$103,661	$92,098

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(in thousands)	2008	2007
Reconciliation of increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$1,134	$(572)
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on portfolio securities	(425)	(1,596)
Net change in unrealized appreciation of portfolio securities	(300)	2,173
Increase in accrued interest and dividends receivable due from portfolio companies	(354)	(166)
Increase in escrowed receivables	—	(1,308)
Decrease in accounts receivable and other	99	130
Accrued interest or dividends exchanged for portfolio securities	(221)	(112)
Increase (decrease) in accounts payable and accrued liabilities	2	(49)
Decrease in due to adviser	(244)	(1,500)
Purchase of portfolio securities	(10,600)	(7,619)
Proceeds from dispositions of portfolio securities	3,292	1,596
Principal payments from portfolio securities	—	1,697
(Purchases) sales of restricted temporary cash investments	(5,053)	3

Net cash used in operating activities	$(12,670)	$(7,323)

Cash flows from financing activities:
Bank overdraft	262	98
Borrowings under margin account	34,999	29,976
Repayments under margin account	(29,996)	(29,979)
Dividends paid	(689)	(566)
Cash paid for deferred costs	—	(93)

Net cash provided by (used in) financing activities	4,576	(564)

Net decrease in cash and cash equivalents	(8,094)	(7,887)
Cash and cash equivalents at beginning of period	30,940	51,499

Cash and cash equivalents at end of period	$22,846	$43,612

Non-cash financing activities:
Shares issued in lieu of cash dividend	$638	$455

Supplemental disclosure of cash flow information
Interest paid	$11	$30

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008		2007
Investment income	$0.16		$0.15

Expenses	0.11		0.15

Net investment income	0.05		0.00
Net realized gain on portfolio securities	0.05		0.20
Net change in unrealized appreciation of portfolio securities	0.04		(0.27)

Increase (decrease) in net assets resulting from operations	0.14		(0.07)

Capital Transactions:
Dividend declared	(0.16)		(0.13)
Dilutive effect of shares issued in common stock dividend and exercise of options	(0.07)		(0.01)

Decrease in net assets from capital transactions	(0.23)		(0.14)

Net decrease in net assets	(0.09)		(0.21)
Net assets at beginning of period	12.29		11.42

Net assets at end of period	$12.20		$11.21

Weighted average number of shares outstanding during period, in thousands	8,402		8,165
Market value per share at end of period	$6.75		$8.75

Ratio of expenses to average net assets	0.89%		1.30%
Ratio of net investment income (loss) to average net assets	0.40%		(0.01)%
Ratio of increase (decrease) in net assets resulting from operations to average net assets	1.10%		(0.62)%
Total return on market price	9.48	% *	3.92%

*	Adjusted for dividends and can be calculated as the March 31, 2008 market value plus year-to-date dividends paid less the December 31, 2007 market value, divided by the December 31, 2007 market value.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

March 31, 2008

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value (3)
				(amounts in thousands)
Control investments: Majority-owned (7):
Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005(4)	17-19.8% subordinated promissory note(1)	$4,000	$ 4,154	$ 4,154

Equus Media Development Company, LLC Houston, TX	Media	January 2007(4)	Member Interest		5,000	5,000

Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005(4)	Member interest (64.67%)		65	65
			8% promissory notes	6,435	6,435	6,435

Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A equity interest		2,850	6,663
			16% subordinated promissory note(1)(2)	1,304	1,304	1,304
			12.75% subordinated promissory note(2)	386	386	386

Total Control investments: Majority-owned (represents 29.9% of total investments at fair value					$20,194	$24,007

Control Investments: Non-majority-owned (6):
ConGlobal Industries Holding, Inc. Houston, TX	Shipping products and services	February 1997	24,397,303 shares of common stock		$ 1,370	$ —
			Promissory note(2)	$3,266	$ 3,266	3,367
			Member interest in CCI-ANI Finance, LLC(2)		2,734	2,819
			Member interest (66.7%) in JL Madre, LLC(1)		864	892
			Member interest (28.3%) in JL Madre(1) Equipment, LLC		69	121

HealthSPAC, LLC El Segundo, CA	Healthcare	December 2006(4)	Member interest (40%)		565	565

Total Control Investments: Non-majority-owned (represents 9.6% of total investments at fair value)					$ 8,868	$ 7,764

Total Control Investments: (represents 39.5% of total investments at fair value)					$29,062	$31,771

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2008

(Unaudited)

(Continued)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value (3)
				(amounts in thousands)
Affiliate Investments (5):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007(4)	666,667 Class A Shares Preferred Stock		$ 3,000	$20,740
			160,720 Class B Shares Preferred Stock		5,000	5,000

Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007(4)	13% Promissory Note	$6,127	6,127	6,127
			3,000,000 shares Class A Convertible Preferred Stock		3,000	3,000
			Warrants to buy 463,917 shares of common stock at $0.97 per share through August 4, 2009, warrant terms subject to change		—	—

PalletOne, Inc. South Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—

RP&C International Investments LLC New York, NY	Healthcare	September 2006(4)	Membership Interest (17.2%)		573	573

Total Affiliate Investments (represents 44.1% of total investments at fair value)					$18,050	$35,440

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2008

(Unaudited)

(Continued)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value (3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC New York, NY	Entertainment and leisure	January 2008(4)	Promissory note(1)	$3,000	$ 3,000	$ 3,000

Big Apple Entertainment New York, NY	Entertainment and leisure	October 2007(4)	Promissory note(1)	3,000	3,000	3,000

The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	277
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2008		—	—

Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	29,854 shares of preferred stock(1)(2)		3,053	1,590
			15% promissory notes(1)(2)	5,278	5,278	5,278
			Warrant to buy 551,894 shares of common stock at $1 per share through Aug 2008		—	—
			Warrant to buy 25,070 shares of common stock at $1.25 per share through Aug 2008		—	—
			Warrant to buy 273,450 shares of common stock at $1 per share through Oct 2009		—	—

Total Non-Affiliate Investments (represents 16.4% of total investments at fair value)					$16,126	$13,145

Total Investments					$63,238	$80,356

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

MARCH 31, 2008

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 93% of the total value of the investments in portfolio companies as of March 31, 2008.

The Fund’s investments in portfolio securities consist of the following types of securities as of March 31, 2008 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$32,950	$33,051	31.9%
Preferred stock	15,847	30,606	29.5%
Limited liability company	12,720	16,699	16.1%
Common stock	1,721	—	0.0%
Options and warrants	—	—	0.0%

Total	$63,238	$80,356	77.5%

Two notes receivable included in secured and subordinated debt with an estimated fair value of $7.7 million provide that all or a portion of interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are currently being received on notes aggregating $25.3 million in fair value.

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2008 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Alternative energy	$25,740	24.8%
Entertainment and leisure	21,627	20.9%
Business products and services	15,497	14.9%
Shipping products and services	7,200	6.9%
Media	5,000	4.8%
Real estate	4,154	4.0%
Healthcare	1,138	1.1%

Total	$80,356	77.5%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2008 AND 2007

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

(2) Liquidity and Financing Arrangements

Liquidity and Revolving Line of Credit—As of March 31, 2008, the Fund had cash and temporary cash investments of $22.8 million. The Fund had $80.4 million of its total assets of $140.2 million invested in portfolio securities. Restricted assets totaled $35.3 million, of which $35.0 million was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.3 million represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on April 2, 2008.

On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based on the 2007 year-end closing price of $6.31 and announced the declaration of a first quarter dividend of $0.158 per share accordingly. A dividend in the amount of $1.3 million was paid on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by March 24, 2008. The fund paid $ 0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Investments—During the three months ended March 31,2008 and March 31, 2007, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

As of March 31, 2008, the Fund borrowed $35.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $35.3 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on April 2, 2008.

As of December 31, 2007, the Fund borrowed $30.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $30.3 million. The U.S. Treasury bills matured and the total amount borrowed was repaid on January 3, 2008.

(3) Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although management believes the estimates and assumptions used in preparing these interim financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

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

Because of the inherent uncertainty of the valuation of portfolio securities, which do not have readily ascertainable market values, amounting to $80.4 million (including no publicly traded securities) and $72.1 million (including no publicly traded securities) as of March 31, 2008 and December 31, 2007, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value— In May of 2007, the Fund sold its interest in The Drilltec Corporation (“Drilltec”). A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. As of March 31, 2008, the amount receivable from the Drilltec escrow is valued at $0.3 million. The Fund is not aware of any claims against the escrow that have been made as of March 31, 2008 and is anticipating a final payment from The Drilltec Corporation escrow account by May 2008.

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

In May 2006, the State of Texas enacted a bill that replaced the existing franchise tax with a margin tax. Effective January 1, 2007, the margin tax applies to legal entities conducting business in Texas, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Fund recorded $0.1 million in state income tax for the year ended December 31, 2007 that is solely attributable to the Texas margin tax.

(4) Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether an instrument is carried at fair value. The Fund adopted SFAS 157 for the quarter ending March 31, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Fund has categorized all investments recorded at fair value in accordance with SFAS 157 based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets at the measurement date. The types of assets carried at Level 1 fair value generally are equities listed in active markets.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset in connection with market data at the measurement date and for the extent of the instrument’s anticipated life. Fair valued assets that are generally included in this category are warrants held in a public company.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are debt, warrants and/or other equity investments held in a private company. For loan and debt securities, the Fund has performed a yield analysis assuming a hypothetical current sale of the security. The yield analysis considers changes in interest rates and changes in leverage levels of the portfolio company as compared to the market interest rates and leverage levels. Assuming the credit quality of the portfolio company remains stable, the Fund will use the value determined by the yield analysis as the fair value for that security.

The Fund will record unrealized depreciation on investments when it determines that the fair value of a security is less than its cost basis, and will record unrealized appreciation when it determines that the fair value is greater than its cost basis.

Investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

(in thousands)	Total	Fair Value Measurement as of March 31, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in portfolio securities, at fair value	$80,356	$—	$—	$80,356

A reconciliation of the fair value of investments utilizing significant unobservable inputs is as follows (in thousands):

Fair value measurements using significant unobservable inputs (Level 3)
Fair value as of December 31, 2007	$72,102
Total realized gains	425
Change in unrealized appreciation	300
Purchases, issuances and settlements, net	7,529
Transfers in (out) of Level 3	—

Fair value as of March 31, 2008	$80,356

(5) Related Party Transactions and Agreements

Moore, Clayton & Co., Inc., a Delaware corporation, formed Moore Clayton Capital Advisors, Inc. (“MCCA”) in February 2005 for the purpose of managing the Fund. Moore, Clayton & Co., Inc., either directly or indirectly has a significant ownership interest in the Fund and, additionally, has one common director. MCCA has no direct ownership in the Fund and has two common directors. MCCA acquired the outstanding stock of the two entities which owned the previous adviser, Equus Capital Management Corporation. Those two entities were individually owned by a current officer of the Fund and a previous officer of the Fund who resigned with the change to the current adviser, Moore Clayton Capital Advisors, Inc.

The Fund entered into an investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with Moore Clayton Capital Advisors, Inc. (the “Adviser”). This agreement was renewed in June 2007. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of MCC Global, NV, an international private equity investment and advisory firm.

The Advisory Agreement presently continues year-to-year, provided such continuance is approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund, or (ii) a majority of the Independent Directors of the Fund. The Advisory Agreement may be terminated at any time, without the payment of any penalty, by the Board of Directors or the holders of a majority of the Fund’s shares on 60 days written notice to the Adviser, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

The Fund also entered into an administration agreement dated June 30, 2005 (“Administration Agreement”) with Equus Capital Administration Company, Inc. (the “Administrator”). This agreement was renewed in June 2007. Pursuant to the Administration Agreement, the Administrator provides (or arranges for suitable third parties to provide) all administrative services necessary for the operation of the Fund. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $0.5 million per year.

The Administration Agreement presently continues year-to-year, provided such continuance is approved at least annually by the Fund’s Board of Directors, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by the Board of Directors, or by the Administrator, upon 60 days written notice to the other party, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

(6) Contractual Obligations

The Fund has entered into five contracts under which it expects to have material future commitments, including the Advisory Agreement between the Fund and the Adviser, pursuant to which the Adviser has agreed to serve as the Fund’s investment advisor; the Administration Agreement between the Fund and the Administrator, pursuant to which the Administrator has agreed to furnish the Fund with the facilities and administrative services necessary to conduct the Fund’s day-to-day operations and to provide managerial assistance on its behalf to portfolio companies to which the Fund is required to provide such assistance. The Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other, see Note 5.

The remaining three commitments as of March 31, 2008 relate to the Fund’s portfolio company investments and are summarized as follows (in thousands):

Portfolio Company	Original Commitment	Remaining Commitment
RP&C International Investments LLC	$11,100	$7,795
Riptide Entertainment, LLC	10,000	3,500
HealthSPAC, LLC	5,000	3,435

		$14,730

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $2,500 is paid for the Chairman of the Independent Directors and the Chairman of the Audit Committee. An additional one-time fee of $5,000 was paid to the Chairman of the Independent Directors and the Chairman of the Audit Committee in September 2007, as approved by the Compensation Committee. Effective December 18, 2007, an annual fee of $15,000 for the Chairman of the Board of Directors was approved.

(7) Federal Income Tax Matters

The Fund is required to make distributions of any net taxable investment income on an annual basis, and may elect to distribute or retain net taxable realized capital gains. The Internal Revenue Service approved the Fund’s request, effective October 31, 1998, to change its year end for determining capital gains for purposes of Section 4982 of the Internal Revenue Code from December 31 to October 31.

The Fund was not required to make a distribution of ordinary income for 2007 under income tax regulations. The aggregate cost of investments for federal income tax purposes as of December 31, 2007 was $52.7 million. Such investments had unrealized appreciation of approximately $23.4 million and unrealized depreciation of $6.5 million for book purposes, or net unrealized appreciation of approximately $16.8 million. The Fund had unrealized appreciation of $26.4 million and unrealized depreciation of approximately $7.0 million for tax purposes, or net unrealized appreciation of $19.4 million as of December 31, 2007.

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

The Fund is a flow-through, non-tax paying entity; further, the Fund’s net operating loss carry-forwards have been exhausted. Based upon an examination of the Fund’s tax position, the Fund determined that the aggregate exposure under FIN 48 did not have a material impact on its financial statements at January 1, 2008 or March 31, 2008. Therefore, the Fund has not recorded an adjustment to its financial statements related to the adoption of FIN 48. The Fund will continue to evaluate its tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

(8) Dividends

On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based on the 2007 year-end closing price of $6.31 and announced the declaration of a first quarter dividend of $0.158 per share accordingly. A dividend in the amount of $1.3 million was paid on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by March 24, 2008. The fund paid $ 0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

The Fund paid a $0.125 dividend for shareholders of record as of the close of business on February 26, 2007 on March 30, 2007. The Fund paid $0.6 million in cash and issued 52,650 additional shares of common stock at $8.633 per share, in payment of such dividend.

(9) Portfolio Securities

During the three months ended March 31, 2008, the Fund invested $3.0 million in a new portfolio company and made follow-on investments of $7.8 million in several follow-on investments, including $0.2 million in the form of interest and dividends paid in kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the quarter ended March 31, 2008 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Infinia Corporation	$—	$—	$5,000	$—	$5,000
1848 Capital Partners LLC	3,000	—	—	—	3,000
Riptide Entertainment, LLC	—	—	1,600	—	1,600
Nickent Golf, Inc.	—	—	1,000	60	1,060
Various others	—	—	—	161	161

	$3,000	$—	$7,600	$221	$10,821

During the three months ended March 31, 2008, the Fund realized net capital gains of $0.4 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/(Loss)
RP&C International Investments LLC	Healthcare	Affiliate	$351
JL Madre Equipment, LLC	Shipping products and services	Control	72
Alenco Window Holdings	Residential building products	Control	2

			$425

Net unrealized appreciation on investments increased by $0.3 million during the three months ended March 31, 2008, from a net unrealized appreciation of $16.8 million to a net unrealized appreciation of $17.1 million. Such increase in appreciation resulted primarily from increase in estimated fair market value of ConGlobal Industries Holding, Inc., resulting from an increase in operations for the period. The increase was partially offset by the decrease in fair market value of Spectrum Management, LLC, resulting from declining sales.

During the three months ended March 31, 2007, the Fund invested $5.1 million in two new companies and made follow-on investments of $2.6 million in three follow-on investments, including $0.1 million in the form of interest and dividends paid in kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the quarter ended March 31, 2007 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Equus Media Development Company, LLC	$5,000	$—	$—	$—	$5,000
RP&C International Investments LLC	—	—	2,009	—	2,009
Riptide Entertainment, LLC	—	—	360	—	360
ConGlobal Industries Holding, Inc.	—	—	—	101	101
Equus Media Finance Company, LLC	100	—	—	—	100
Various others	—	—	150	11	161

	$5,100	$—	$2,519	$112	$7,731

During the three months ended March 31, 2007, the Fund realized net capital gains of $1.6 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/(Loss)
Champion Window Holdings, Inc.	Residential building products	Control	1,414
Cedar Lodge Holdings, Inc.	Real estate	Control	124
JL Madre Equipment, LLC	Shipping products and services	Control	58

			$1,596

Net unrealized appreciation on investments decreased by $2.2 million during the three months ended March 31, 2007, from a net unrealized appreciation of $9.3 million to a net unrealized appreciation of $7.1 million. Such decrease in appreciation resulted primarily from decrease in estimated fair market value of ConGlobal Industries Holding, Inc., resulting from a decline in operations for the period. The decrease was partially offset by the increase in fair market value of The Drilltec Corporation, resulting from a pending sale.

(10) Recent Accounting Pronouncements

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

(11) Subsequent Events

On April 2, 2008, the Fund sold U.S. Treasury bills for $35.0 million and repaid the margin loan.

On May 8, 2008, the fun invested an additional $3.0 million as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund made one new investment other than follow-on investments during the three months ended March 31, 2008 and made two new investments other than follow-on investments during the three months ended March 31, 2007.

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

Most of the Fund’s portfolio companies utilize leverage, and the leverage magnifies the return on its investments. For example, if a portfolio company has a total enterprise value of $10.0 million and $7.5 million in funded indebtedness, its equity is valued at $2.5 million. If the enterprise value increases or decreases by 20%, to $12.0 million or $8.0 million, respectively, the value of the equity increases or decreases by 80%, to $4.5 million or $0.5 million, respectively. This disproportionate increase or decrease adds a level of volatility to the Fund’s equity-oriented portfolio securities.

The Fund derives its cash flow from interest and dividends received and sales of securities from its investment portfolio. The Fund pays certain advisory fees to the Adviser, administrative fees to the Administrator and interest expense on its existing debt. The Fund also spends its cash on new investments, or follow-on investments which may be required by certain portfolio companies. Because the investments are illiquid, the Fund utilizes leverage to provide the required funds, and the leverage is then repaid from the sale of portfolio securities. The Fund has maintained substantial amounts of cash and cash equivalents since May 2004.

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

Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although management believes the estimates and assumptions used in preparing these interim financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

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

Because of the inherent uncertainty of the valuation of portfolio securities, which do not have readily ascertainable market values, amounting to $80.4 million (including no publicly traded securities) and $72.1 million (including no publicly traded securities) as of March 31, 2008 and December 31, 2007, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Federal Income Taxes—The Fund intends to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as it complies with these requirements, the Fund generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, the

Fund did not record a provision for federal income taxes in its financial statements. The Fund may borrow money from time to time to maintain its status as a RIC under the Code.

Liquidity and Capital Resources

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the three months ended March 31, 2008 and 2007, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment income after all expenses was $0.4 million and $5,000 for the three months ended March 31, 2008 and 2007, respectively. The net investment income generated at March 31, 2008 compared to 2007, is due primarily to the increase in total investment income and a decline in total expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Total income from portfolio securities was $1.1 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.

Interest from temporary cash investments decreased from $0.5 million to $0.3 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The cash in temporary investments (excluding the margin account) decreased $8.0 million to $22.8 as of March 31, 2008, primarily due to the increase in new and follow-on investments.

The incentive fees are calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The proceeds of any sale are compared to the fair market valuation of the Fund’s portfolio companies at March 31, 2005. Incentive fee expense accrual decreased by $0.2 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, as net realized capital gains also declined during the period.

The Adviser receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $0.5 million and were materially unchanged for the three months ended March 31, 2008 and 2007, respectively.

Professional fees remained approximately constant for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Administrative fees were unchanged for the three months ended March 31, 2008 and 2007, respectively. The Fund reimburses the Administrator, ECAC, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The Administrator receives $112,500 per quarter.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2008, the Fund realized net capital gains of $0.4 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/(Loss)
RP&C International Investments LLC	Healthcare	Affiliate	$351
JL Madre Equipment, LLC	Shipping products and services	Control	72
Alenco Window Holdings	Residential building products	Control	2

			$425

During the three months ended March 31, 2007, the Fund realized net capital gains of $1.6 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/(Loss)
Champion Window Holdings, Inc.	Residential building products	Control	1,414
Cedar Lodge Holdings, Inc.	Real estate	Control	124
JL Madre Equipment, LLC	Shipping products and services	Control	58

			$1,596

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized appreciation on investments increased by $0.3 million during the three months ended March 31, 2008, from a net unrealized appreciation of $16.8 million to a net unrealized appreciation of $17.1 million. Such increase in appreciation resulted primarily from increase in estimated fair market value of ConGlobal Industries Holding, Inc., resulting from an increase in operations for the period. The increase was partially offset by the decrease in fair market value of Spectrum Management, LLC, resulting from declining sales.

Net unrealized appreciation on investments decreased by $2.2 million during the three months ended March 31, 2007, from a net unrealized appreciation of $9.3 million to a net unrealized appreciation of $7.1 million. Such decrease in appreciation resulted primarily from decrease in estimated fair market value of ConGlobal Industries Holding, Inc., resulting from a decline in operations for the period. The decrease was partially offset by the increase in fair market value of The Drilltec Corporation, resulting from a pending sale.

Dividends

On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based on the 2007 year-end closing price of $6.31 and announced the declaration of a first quarter dividend of $0.158 per share accordingly. A dividend in the amount of $1.3 million was paid on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by March 24, 2008. The fund paid $ 0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

The Fund paid a $0.125 dividend for shareholders of record as of the close of business on February 26, 2007 on March 30, 2007. The Fund paid $0.6 million in cash and issued 52,650 additional shares of common stock at $8.633 per share, in payment of such dividend.

Portfolio Investments

The following table includes significant new and follow-on investments during the quarter ended March 31, 2008 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Infinia Corporation	$—	$—	$5,000	$—	$5,000
1848 Capital Partners LLC	3,000	—	—	—	3,000
Riptide Entertainment, LLC	—	—	1,600	—	1,600
Nickent Golf, Inc.	—	—	1,000	60	1,060
Various others	—	—	—	161	161

	$3,000	$—	$7,600	$221	$10,821

The following table includes significant new and follow-on investments during the quarter ended March 31, 2007 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Equus Media Development Company, LLC	$5,000	$—	$—	$—	$5,000
RP&C International Investments LLC	—	—	2,009	—	2,009
Riptide Entertainment, LLC	—	—	360	—	360
ConGlobal Industries Holding, Inc.	—	—	—	101	101
Equus Media Finance Company, LLC	100	—	—	—	100
Various others	—	—	150	11	161

	$5,100	$—	$2,519	$112	$7,731

Subsequent Events

On April 1, 2008, the Fund sold U.S. Treasury bills for $35.0 million and repaid the margin loan.

On May 8, 2008, the fun invested an additional $3.0 million as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Alternative Energy includes one portfolio company and was 24.8% of the net asset value and 32.0% of the Fund’s investments in portfolio company securities (at fair value) at March 31, 2008. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

Item 4.	Controls and Procedures

The Fund maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

10.	Material Contracts

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005]

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005]

(c)	Safekeeping Agreement between the Fund and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004]

(f)	Joint Code of Ethics of the Fund and Moore Clayton Capital Advisors, Inc. (Rule 17j-1) [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: May 15, 2008	/s/ Kenneth I. Denos
Kenneth I. Denos Chief Executive Officer