Form 10-Q
period 2008-06-30
EQUUS TOTAL RETURN, INC.
filed 2008-08-12
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

There were 8,580,929 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 12, 2008. The net asset value of a share at June 30, 2008 was $12.00.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
(in thousands, except per share amounts)	(unaudited)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $36,250 and $23,444 respectively)	$37,562	$25,646
Affiliate investments (cost at $18,112 and $14,721 respectively)	35,636	32,111
Non-affiliate investments (cost at $11,938 and $17,118 respectively)	10,231	14,345

Total investments in portfolio securities at fair value	83,429	72,102
Restricted cash & temporary investments, at cost which approximates fair value	51,509	30,296
Cash	29	28
Temporary cash investments, at cost which approximates fair value	18,314	30,912
Accounts receivable	8	107
Accrued interest and dividends receivable due from portfolio companies	1,362	1,023
Escrowed receivables, at fair value	—	262

Total assets	$154,651	$134,730

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$39	$108
Due to adviser	637	1,410
Borrowing under margin account	50,999	29,996

Total liabilities	51,675	31,514

Commitments and contingencies	—	—

Net assets:
Preferred stock, $.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000 shares authorized, 8,581 and 8,401 shares outstanding	9	8
Additional paid-in capital	90,254	89,021
Undistributed net investment losses	(5,395)	(3,772)
Undistributed net capital gains	979	1,141
Unrealized appreciation of portfolio securities, net	17,129	16,818

Total net assets	$102,976	$103,216

Net assets per share	$12.00	$12.29

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(in thousands, except per share amounts)	2008	2007
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$(49)	$150
Affiliate investments	214	239
Non-affiliate investments	441	404

Total interest and dividend income	606	793
Interest from temporary cash investments	141	478

Total investment income	747	1,271

Expenses:
Management fee	519	461
Incentive fee	93	953
Professional fees	214	189
Administrative fees	113	113
Director fees and expenses	143	82
Mailing, printing and other expenses	148	118
Interest expense	11	22
Taxes	10	44

Total expenses	1,251	1,982

Net investment loss	(504)	(711)

Net realized gain (loss) on portfolio securities:
Control investments	554	(191)
Affiliate investments	—	3,747
Non-affiliate investments	—	—

Total net realized gain on portfolio securities	554	3,556

Net unrealized appreciation of portfolio securities:
End of period	17,129	4,935
Beginning of period	17,118	7,119

Net change in unrealized appreciation of portfolio securities	11	(2,184)

Net increase in net assets resulting from operations	$61	$661

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.01	$0.08

Weighted average shares outstanding, in thousands
Basic and diluted	8,497	8,220

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(in thousands, except per share amounts)	2008	2007
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$384	$359
Affiliate investments	461	311
Non-affiliate investments	844	800

Total interest and dividend income	1,689	1,470
Interest from temporary cash investments	392	1,012

Total investment income	2,081	2,482

Expenses:
Management fee	1,022	921
Incentive fee	110	1,216
Professional fees	387	349
Administrative fees	225	225
Director fees and expenses	234	171
Mailing, printing and other expenses	171	218
Interest expense	16	43
Taxes	10	45

Total expenses	2,175	3,188

Net investment loss	(94)	(706)

Net realized gain on portfolio securities:
Control investments	627	1,394
Affiliate investments	351	3,747
Non-affiliate investments	—	11

Total net realized gain on portfolio securities	978	5,152

Net unrealized appreciation of portfolio securities:
End of period	17,129	4,935
Beginning of period	16,818	9,292

Net change in unrealized appreciation of portfolio securities	311	(4,357)

Net increase in net assets resulting from operations	$1,195	$89

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.14	$0.01

Weighted average shares outstanding, in thousands
Basic and diluted	8,450	8,193

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(in thousands)	2008	2007
Operations:
Net investment loss	$(94)	$(706)
Net realized gain on portfolio securities	978	5,152
Net change in unrealized appreciation of portfolio securities	311	(4,357)

Net increase in net assets resulting from operations	1,195	89

Capital share transactions:
Dividends declared	(2,670)	(2,048)
Shares issued in lieu of cash dividend	1,235	886

Decrease in net assets from capital share transactions	(1,435)	(1,162)

Decrease in net assets	(240)	(1,073)
Net assets at beginning of period	103,216	93,236

Net assets at end of period	$102,976	$92,163

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(in thousands)	2008	2007
Reconciliation of increase in net assets resulting from operations to net cash used in operating activities:
Net increase in net assets resulting from operations	$1,195	$89
Adjustments to reconcile increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain on dispositions of portfolio securities	(978)	(5,152)
Net change in unrealized appreciation of portfolio securities	(311)	4,357
Increase in accrued interest receivable due from portfolio companies	(339)	(463)
Decrease (increase) in accrued escrowed receivables	262	(59)
Decrease in accounts receivable and other	99	18
Accrued interest or dividends exchanged for portfolio securities	(272)	(262)
Decrease in accounts payable and accrued liabilities	(69)	(151)
Decrease in due to adviser	(773)	(744)
Purchase of portfolio securities	(13,681)	(22,094)
Proceeds from dispositions of portfolio securities	3,915	8,112
Principal payments from portfolio securities	—	3,197
Purchases of restricted temporary cash investments	(21,213)	(7)

Net cash used in operating activities	(32,165)	(13,159)

Cash flows from financing activities:
Bank overdraft	—	43
Borrowings under margin account	85,998	59,955
Repayments under margin account	(64,995)	(59,962)
Dividends paid	(1,435)	(1,162)
Cash paid for deferred offering costs	—	(106)

Net cash provided by (used in) financing activities	19,568	(1,232)

Net decrease in cash and cash equivalents	(12,597)	(14,391)
Cash and cash equivalents at beginning of period	30,940	51,499

Cash and cash equivalents at end of period	$18,343	$37,108

Non-cash financing activities:
Shares issued in lieu of cash dividend	$1,235	$886

Supplemental disclosure of cash flow information:
Interest paid	$11	$30

Income taxes paid	$10	$—

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	2008	2007
Investment income	$0.25	$0.30
Expenses	0.26	0.39

Net investment loss	(0.01)	(0.09)
Net realized gain on portfolio securities	0.12	0.63
Net change in unrealized appreciation of portfolio securities	0.03	(0.53)

Net increase in net assets resulting from operations	0.14	0.01

Capital Transactions:
Dividend declared	(0.32)	(0.25)
Dilutive effect of shares issued in common stock dividend	(0.11)	(0.03)

Decrease in net assets from capital transactions	(0.43)	(0.28)

Net decrease in net assets	(0.29)	(0.27)
Net assets at beginning of period	12.29	11.42

Net assets at end of period	$12.00	$11.15

Weighted average number of shares outstanding during period, in thousands	8,450	8,193
Market value per share at end of period	$7.01	$8.95

Ratio of expenses to average net assets	2.11%	3.44%
Ratio of net investment loss to average net assets	(0.09)%	(0.76)%
Ratio of net increase in net assets resulting from operations to average net assets	1.16%	0.10%
Total return on market price*	16.10%	7.73%

*	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

June 30, 2008

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control investments: Majority-owned (7):

Equus Media Development Company, LLC Houston, TX	Media	January 2007(4)	Member Interest		$5,000	$5,000

Riptide Entertainment, LLC	Entertainment and leisure	December 2005(4)	Member interest (64.67%)		65	65
Miami, FL			8% promissory notes	$9,435	9,435	9,435

Sovereign Business Forms, Inc. (8) Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock(1)(2)		5,080	4,172
			12% promissory notes(1)(2)	3,250	3,250	3,250

Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A equity interest		2,850	6,045
			16% subordinated promissory note(1)(2)	1,304	1,304	1,304
			16% subordinated promissory note(2)	386	386	386

Total Control investments: Majority-owned (represents 35.5% of total investments at fair value)					$27,370	$29,657

Control Investments: Non-majority-owned (6):

ConGlobal Industries Holding, Inc.	Shipping products and services	February 1997	24,397,303 shares of common stock		1,370	17
San Ramon, CA			7% Promissory note(2)	3,266	3,266	3,456
			Member interest in CCI-ANI Finance, LLC(2)		2,734	2,894
			Member interest (66.7%) in JL Madre, LLC(1)		864	892
			Member interest (28.3%) in JL Madre Equipment, LLC (1)		—	—
HealthSPAC, LLC El Segundo, CA	Healthcare	December 2006(4)	Member interest (40%)		646	646

Total Control Investments: Non-majority-owned (represents 9.5% of total investments at fair value)					$8,880	$7,905

Total Control Investments: (represents 45.0% of total investments at fair value)					$36,250	$37,562

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

June 30, 2008

(continued)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Affiliate Investments (5):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007(4)	666,667 Class A Shares Preferred Stock		$3,000	$20,740
			160,720 Class B Shares Preferred Stock		5,000	5,000
Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007(4)	13% Promissory Note	$6,189	6,189	6,189
			3,000,000 shares Class A Convertible Preferred Stock		3,000	3,000
			Warrants to buy 15,000 shares of common stock at $1 per share through March 17, 2013		—	—
			Warrants to buy 463,917 shares of common stock at $0.97 per share through August 4, 2010, warrant terms subject to change		—	—
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	134

RP&C International Investments LLC New York, NY	Healthcare	September 2006(4)	Membership Interest (17.2%)		573	573

Total Affiliate Investments (represents 42.7% of total investments at fair value)					$18,112	$35,636

Non-Affiliate Investments (less than 5% owned):

1848 Capital Partners LLC	Entertainment and leisure	January 2008(4)	18% Promissory note(1)	3,000	3,000	3,000
Miami, FL

Big Apple Entertainment Partners LLC	Entertainment and leisure	October 2007(4)	18% Promissory note(1)	3,000	3,000	3,000
New York, NY

The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	88
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2008		—	—

Creekstone Florida Holdings, LLC Houston, TX	Real Estate	December 2005(4)	17-19.8% subordinated promissory note(1)	4,000	4,143	4,143

Total Non-Affiliate Investments (represents 12.3% of total investments at fair value)					$11,938	$10,231

Total Investments					$66,300	$83,429

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(8)	In May 2008, Sovereign restructured its ownership and debt. As a result, the Fund’s ownership interest increased to majority-owned control investment.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2008

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 93% of the total value of the investments in portfolio companies as of June 30, 2008.

The Fund’s investments in portfolio securities consist of the following types of securities as of June 30, 2008 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$33,972	$34,163	33.2%
Preferred stock	12,795	28,828	28.0%
Limited liability company investments	12,732	16,115	15.6%
Common stock	6,801	4,323	4.2%
Options and warrants	—	—	0.0%

Total	$66,300	$83,429	81.0%

Two notes receivable included in secured and subordinated debt with an estimated fair value of $6.2 million provide that all or a portion of interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. In addition, cash payments of interest are currently being received on notes aggregating $27.7 million in fair value.

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2008 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Alternative energy	$25,740	25.0%
Entertainment and leisure	24,689	24.0%
Business products and services	15,245	14.8%
Shipping products and services	7,393	7.2%
Media	5,000	4.8%
Real estate	4,143	4.0%
Healthcare	1,219	1.2%

Total	$83,429	81.0%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2007

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control Investments: Majority-owned(7):
Equus Media Development Company, LLC	Media	January 2007(4)	Member Interest (100%)		$ 5,000	$ 5,000
Houston, TX
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005(4)	Member interest (64.67%)		65	65
			8% promissory notes	$4,835	4,835	4,835
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A equity interest		2,850	8,381
			16% subordinated promissory note(1)(2)	1,304	1,304	1,304
			12.75% subordinated promissory note(2)	386	386	386

Total Control Investments: Majority-owned (represents 27.7% of total investments at fair value)					$14,440	$19,971

Control Investments: Non-majority-owned(6):
ConGlobal Industries Holding, Inc. Houston, TX	Shipping products and services	February 1997	24,397,303 shares of common stock		1,370	—
			Promissory note(2)	3,266	3,266	2,153
			Member interest in CCI-ANI Finance, LLC(2)		2,734	1,803
			Member interest (66.7%) in JL Madre, LLC(1)		1,000	1,035
			Member interest (28.3%) in JL Madre(1) Equipment, LLC		69	119
HealthSPAC, LLC	Healthcare	December 2006(4)	Member interest (40%)		565	565
El Segundo, CA

Total Control Investments: Non-majority-owned (represents 7.9% of total investments at fair value)					$ 9,004	$ 5,675

Total Control Investments: (represents 35.6% of total investments at fair value)					$23,444	$25,646

Affiliate Investments(5):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007(4)	666,667 Class A Shares Preferred Stock		3,000	20,740

Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007(4)	13% Promissory Note	6,066	6,066	6,066
			2,000,000 shares Class A Convertible Preferred Stock		2,000	2,000
			Warrants to buy 463,917 shares of common stock at $0.97 per share through August 4, 2009, warrant terms subject to change		—	—
PalletOne, Inc. South Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—

RP&C International Investments LLC	Healthcare	September 2006(4)	Membership Interest (17.2%)		3,305	3,305
New York, NY

Total Affiliate Investments (represents 44.5% of total investments at fair value)					$14,721	$32,111

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2007

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned)
Big Apple Entertainment Partners LLC	Entertainment and leisure	October 2007(4)	Promissory note(1)	$3,000	$ 3,000	$ 3,000
New York, NY
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	485
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2008		—	—
Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005(4)	17-19.8% subordinated promissory note(1)	4,000	4,166	4,166

Sovereign Business Forms, Inc.	Business products and services	August 1996	29,854 shares of preferred stock(1)(2)		2,985	1,522
Houston, TX			15% promissory notes(1)(2)	5,172	5,172	5,172
			Warrant to buy 551,894 shares of common stock at $1 per share through Aug 2008		—	—
			Warrant to buy 25,070 shares of common stock at $1.25 per share through Aug 2008		—	—
			Warrant to buy 273,450 shares of common stock at $1 per share through Oct 2009		—	—

Total Non-Affiliate Investments (represents 19.9% of total investments at fair value)					$17,118	$14,345

Total Investments					$55,283	$72,102

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2007

The following is a summary by industry of the Fund’s investments as of December 31, 2007 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Alternative energy	$20,740	20.1%
Business products and services	17,250	16.7%
Entertainment and leisure	15,966	15.5%
Shipping products and services	5,110	5.0%
Media	5,000	4.8%
Real estate	4,166	4.0%
Healthcare	3,870	3.8%

Total	$72,102	69.9%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2008 AND 2007

(Unaudited)

(1) Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (the “Fund”), formerly Equus II Incorporated, a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, shareholders of the Fund approved the change of the Fund’s investment strategy to a total return investment objective. This new strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

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

Basis of Presentation—In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Fund does not consolidate portfolio company investments, including those in which it has a controlling interest. The Fund’s interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Securities Exchange Act of 1934, as amended. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of these interim financial statements.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. Certain prior period information has been reclassified to conform to current year presentation.

(2) Liquidity and Financing Arrangements

As of June 30, 2008, the Fund had cash and temporary cash investments of $18.3 million. The Fund had $83.4 million of its net assets of $103.0 million invested in portfolio securities. Restricted assets totaled $51.5 million, of which $51.0 million was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.5 million represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on July 2, 2008.

        On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based on the 2007 year-end closing price of $6.31. In accordance with revised policy, the Fund announced the declaration of a second quarter dividend of $0.158 per share on May 9, 2008. A dividend in the amount of $1.3 million was paid on June 30, 2008, to shareholders of record as of May 27, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by June 23, 2008. The Fund paid $0.7 million in cash, and issued 84,727 additional shares of its common stock at an effective price of $7.04 per share. A dividend in the amount of $1.3 million was paid on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by March 24, 2008. The Fund paid $0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share. The classification of these dividends as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced.

During the six months ended June 30, 2008, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

As of June 30, 2008, the Fund borrowed $51.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $51.5 million as of June 30, 2008. The U.S. Treasury bills were sold and the total amount borrowed was repaid July 2008.

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

Because of the inherent uncertainty of the valuation of portfolio securities, which do not have readily ascertainable market values, amounting to $83.4 million (including no publicly traded securities) and $72.1 million (including no publicly traded securities) as of June 30, 2008 and December 31, 2007, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value— In May of 2007, the Fund sold its interest in The Drilltec Corporation (“Drilltec”). A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. The Fund received the final payment of $0.3 million from The Drilltec Corporation escrow account in May 2008.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of June 30, 2008
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$83,429	$—	$—	$83,429

A reconciliation of the fair value of investments utilizing significant unobservable inputs is as follows (in thousands):

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
Fair value as of December 31, 2007	$72,102
Total realized gains	978
Change in unrealized appreciation	311
Purchases, issuances and settlements, net	10,038
Transfers in (out) of Level 3	—

Fair value as of June 30, 2008	$83,429

(5) Related Party Transactions and Agreements

Moore, Clayton & Co., Inc., a Delaware corporation, formed Moore Clayton Capital Advisors, Inc. (“MCCA”) in February 2005 for the purpose of managing the Fund. Moore, Clayton & Co., Inc., either directly or indirectly has a significant ownership interest in the Fund and, additionally, has two common directors. MCCA has no direct ownership in the Fund and has two common directors. MCCA acquired the outstanding stock of the two entities which owned the previous adviser, Equus Capital Management Corporation. Those two entities were individually owned by a current director of the Fund and a previous officer of the Fund who resigned with the change to the current adviser, Moore Clayton Capital Advisors, Inc.

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

The remaining three commitments as of June 30, 2008 relate to the Fund’s portfolio company investments and are summarized as follows (in thousands):

Portfolio Company	Original Commitment	Remaining Commitment
RP&C International Investments LLC	$11,100	$7,795
Riptide Entertainment, LLC	10,000	500
HealthSPAC, LLC	4,000	3,354

		$11,649

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

The Fund was not required to make a distribution of ordinary income for 2007 under income tax regulations. The aggregate cost of investments for federal income tax purposes as of December 31, 2007 was $52.7 million. Such investments had unrealized appreciation of approximately $23.3 million and unrealized depreciation of $6.5 million for book purposes, or net unrealized appreciation of approximately $16.8 million. The Fund had unrealized appreciation of $26.4 million and unrealized depreciation of approximately $7.0 million for tax purposes, or net unrealized appreciation of $19.4 million as of December 31, 2007.

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

The Fund is a flow-through, non-tax paying entity; further, the Fund’s net operating loss carry-forwards have been exhausted. Based upon an examination of the Fund’s tax position, the Fund determined that the aggregate exposure under FIN 48 did not have a material impact on its financial statements at January 1, 2008 or June 30, 2008. Therefore, the Fund has not recorded an adjustment to its financial statements related to the adoption of FIN 48. The Fund will continue to evaluate its tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

(8) Dividends

On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based on the 2007 year-end closing price of $6.31. In accordance with revised policy, the Fund announced the declaration of a second quarter dividend of $0.158 per share on May 9, 2008. A dividend in the amount of $1.3 million was paid on June 30, 2008 to shareholders of record as of May 27, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by June 23, 2008. The Fund paid $0.7 million in cash, and issued 84,727 additional shares of its common stock at an effective price of $7.04 per share. A dividend in the amount of $1.3 million was paid on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by March 24, 2008. The Fund paid $0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share. The classification of these dividends as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

(9) Portfolio Securities

During the six months ended June 30, 2008, the Fund invested $3.0 million in a new portfolio company and made follow-on investments of $10.9 million in several follow-on investments, including $0.3 million in the form of interest and dividends paid in kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the six months ended June 30, 2008 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Infinia Corporation	$—	$—	$5,000	$—	$5,000
Riptide Entertainment, LLC	—	—	4,600	—	4,600
1848 Capital Partners LLC	3,000	—	—	—	3,000
Nickent Golf, Inc.	—	—	1,000	122	1,122
HealthSpac, LLC	—	—	81	—	81
Various others	—	—	—	150	150

	$3,000	$—	$10,681	$272	$13,953

During the six months ended June 30, 2008, the Fund realized net capital gains of $1.0 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain
JL Madre Equipment, LLC	Shipping products and services	Control, non-majority	$625
RP&C International Investments LLC	Healthcare	Affiliate	351
Alenco Window Holdings, LLC	Residential building products	Control	2

			$978

Net unrealized appreciation on investments increased by $0.3 million during the six months ended June 30, 2008, from a net unrealized appreciation of $16.8 million to a net unrealized appreciation of $17.1 million. Such increase in appreciation resulted primarily from the increase in estimated fair market values of ConGlobal Industries Holding, Inc., due to an increase in operations for the period, and the increase in fair market value of Sovereign Business Forms, Inc, resulting from improved operations. These increases were partially offset by the decrease in fair market value of Spectrum Management, LLC, resulting from declining sales.

During the six months ended June 30, 2007, the Fund invested $16.1 million in four new companies and made follow-on investments of $6.3 million in follow-on investments, including $0.3 million in the form of interest and dividends paid in kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the six months ended June 30, 2007 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Nickent Golf, Inc	$8,000	$—	$—	$—	$8,000
Equus Media Development Company, LLC	5,000	—	—	—	5,000
Riptide Entertainment, LLC	—	—	3,835	—	3,835
Infinia Corporation	3,000	—	—	—	3,000
RP&C International Investments LLC	—	—	2,009	—	2,009
ConGlobal Industries Holdings, Inc.	—	—	—	203	203
Equus Media Finance Company, LLC	100	—	—	—	100
Various others	—	—	150	59	209

	$16,100	$—	$5,994	$262	$22,356

During the six months ended June 30, 2007, the Fund realized net capital gains of $5.2 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/ (Loss)
The Drilltec Corporation	Healthcare	Affiliate	$3,747
Champion Windows	Residential building products	Control	1,403
Cedar Lodge Holdings, Inc.	Real Estate	Control	728
Alenco Window Holdings, LLC	Residential building products	Control	165
JL Madre Equipment, LLC	Shipping products and services	Control, non-majority	58
Turf Grass Holdings, Inc.	Residential building products	Control	(960)
Various others			11

			$5,152

Net unrealized appreciation on investments decreased by $4.4 million during the six months ended June 30, 2007, from a net unrealized appreciation of $9.3 million to a net unrealized appreciation of $4.9 million. Such decrease in appreciation resulted primarily from decrease in estimated fair market value of ConGlobal Industries Holding, Inc., resulting from a decline in operations for the period, and a decrease in the estimated fair market value of Pallet One, Inc. due to the declining home building industry.

(10) Recent Accounting Pronouncements

Fair Value Measurements—On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FSP 157-2 was issued, which deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. We deferred the adoption of SFAS 157 for our nonfinancial assets and liabilities. We are assessing the potential impact that adoption of SFAS 157 for our nonfinancial assets and liabilities may have on our financial statements.

Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. Among other requirements, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the first fiscal year that begins after November 15, 2008. Based upon our review, we have elected not to adopt SFAS 159 for financial liabilities that were in our portfolio as of June 30, 2008. However, we may elect to apply SFAS 159 to future financial liabilities. The impact on our financials from the potential application of SFAS 159 to a future liability depends upon the attributes of the specific financial liability.

(11) Subsequent Events

On July 2, 2008, the Fund sold U.S. Treasury bills for $51.0 million and repaid the margin loan.

On July 29, 2008, the Fund invested $1.5 million in Trulite, Inc. in the form of a 15% promissory note.

On August 4, 2008, the Fund invested $1.0 million in Metic Group PLC, in the form of a convertible note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund made one new investment other than follow-on investments during the six months ended June 30, 2008 and made four new investments other than follow-on investments during the six months ended June 30, 2007.

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

Because of the inherent uncertainty of the valuation of portfolio securities, which do not have readily ascertainable market values, amounting to $83.4 million (including no publicly traded securities) and $72.1 million (including no publicly traded securities) as of June 30, 2008 and December 31, 2007, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Liquidity and Capital Resources

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the six months ended June 30, 2008 and 2007, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $0.1 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively, and $0.5 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively. Total income from portfolio securities was $1.7 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively, and $0.6 million and $0.8 million for the three months ended June 30, 2008 and 2007 respectively. The net investment loss generated at June 30, 2007 compared to 2008, is due primarily to the incentive fee expense accrual of $1.0 for the three months ended June 30, 2007, compared to an incentive fee of $0.1 million for the three months ended June 30, 2008, which is primarily due to incentive fees earned on the gain on the sale of The Drilltec Corporation in May 2007.

Interest from temporary cash investments decreased to $0.4 million for the six months ended June 30, 2008 from $1.0 million for the six months ended June 30, 2007, and to $0.1 million for the three months ended June 30, 2008 from $0.5 million for the three months ended June 30, 2007. The cash in temporary investments (excluding the margin account) decreased $12.6 million to $18.3 million as of June 30, 2008, and a corresponding decrease of $14.4 million for the six months ended June 30, 2007, primarily due to the increase in new and follow-on investments.

The Adviser receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $0.5 million and were materially unchanged for the six months ended June 30, 2008 and 2007, respectively.

Incentive fees are calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The proceeds of any sale are compared to the fair market valuation of the Fund’s portfolio companies at March 31, 2005. Incentive fee expense accrual decreased by $1.1 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, and $0.9 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, as net realized capital gains declined during the periods.

Professional fees remained relatively constant for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.

Administrative fees were unchanged for the three and six months ended June 30, 2008 and 2007, respectively. The Fund reimburses the Administrator, ECAC, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The administrator receives $112,500 per quarter.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2008, the Fund realized net capital gains of $1.0 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain
JL Madre Equipment, LLC	Shipping products and services	Control, non-majority	$625
RP&C International Investments LLC	Healthcare	Affiliate	351
Alenco Window Holdings, LLC	Residential building products	Control	2

			$978

During the three months ended June 30, 2008, the Fund realized net capital gains of $0.6 million from the sale of JL Madre Equipment, LLC.

During the six months ended June 30, 2007, the Fund realized net capital gains of $5.2 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/ (Loss)
The Drilltec Corporation	Healthcare	Affiliate	$3,747
Champion Windows	Residential building products	Control	1,403
Cedar Lodge Holdings, Inc.	Real Estate	Control	728
Alenco Window Holdings, LLC	Residential building products	Control	165
JL Madre Equipment, LLC	Shipping products and services	Control, non-majority	58
Turf Grass Holdings, Inc.	Residential building products	Control	(960)
Various others			11

			$5,152

During the three months ended June 30, 2007, the Fund realized net capital gains of $3.6 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/ (Loss)
The Drilltec Corporation	Healthcare	Affiliate	$3,747
Cedar Lodge Holdings, Inc.	Real Estate	Control	604
Alenco Window Holdings, LLC	Residential building products	Control	165
Turf Grass Holdings, Inc.	Residential building products	Control	(960)

			$3,556

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized appreciation on investments increased by $0.3 million during the six months ended June 30, 2008, from a net unrealized appreciation of $16.8 million to a net unrealized appreciation of $17.1 million. Such increase in appreciation resulted primarily from the increase in estimated fair market values of ConGlobal Industries Holding, Inc., due to an increase in operations for the period, and the increase in fair market value of Sovereign Business Forms, Inc, resulting from improved operations. These increases were partially offset by the decrease in fair market value of Spectrum Management, LLC, resulting from declining sales.

Net unrealized appreciation on investments decreased by $4.4 million during the six months ended June 30, 2007, from a net unrealized appreciation of $9.3 million to a net unrealized appreciation of $4.9 million. Net unrealized appreciation on investments decreased by $2.2 million for the three months ended June 30, 2007. Such decreases in appreciation resulted primarily from the reversals of unrealized gains for The Drilltec Corporation and Turf Grass Holdings, Inc., along with the decrease in estimated fair market value Pallet One, Inc. due to the declining home building industry.

Dividends

On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based on the 2007 year-end closing price of $6.31. In accordance with revised policy, the Fund announced the declaration of a second quarter dividend of $0.158 per share on May 9, 2008. A dividend in the amount of $1.3 million was paid on June 30, 2008 to shareholders of record as of May 27, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by June 23, 2008. The Fund paid $0.8 million in cash, and issued 84,727 additional shares of its common stock at an effective price of $7.04 per share. A dividend in the amount of $1.3 million was paid on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by March 24, 2008. The Fund paid $0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share. The classification of these dividends as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

The Fund paid a $0.125 dividend for shareholders of record as of the close of business on February 26, 2007 on March 30, 2007. The Fund paid $0.6 million in cash and issued 52,650 additional shares of common stock at $8.633 per share, in payment of such dividend. The Fund also paid $0.6 million in cash and issued 48,930 additional shares of common stock at $8.81 per share on June 25, 2007, for shareholders of record as of May 21, 2007 in payment of a $0.125 dividend.

Portfolio Investments

The following table includes significant new and follow-on investments during the six months ended June 30, 2008 (in thousands):

	New		Follow-on
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Infinia Corporation	$—	$—	$5,000	$—	$5,000
Riptide Entertainment, LLC	—	—	4,600	—	4,600
1848 Capital Partners LLC	3,000	—	—	—	3,000
Nickent Golf, Inc.	—	—	1,000	122	1,122
HealthSpac, LLC	—	—	81		81
Various others	—	—	—	150	150

	$3,000	$—	$10,681	$272	$13,953

The following table includes significant new and follow-on investments during the six months ended June 30, 2007 (in thousands):

	New		Follow-on
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Nickent Golf, Inc	$8,000	$—	$—	$—	$8,000
Equus Media Development Company, LLC	5,000	—	—	—	5,000
Riptide Entertainment, LLC	—	—	3,835	—	3,835
Infinia Corporation	3,000	—	—	—	3,000
RP&C International Investments LLC	—	—	2,009	—	2,009
ConGlobal Industries Holdings, Inc.	—	—	—	203	203
Equus Media Finance Company, LLC	100	—	—	—	100
Various others	—	—	150	59	209

	$16,100	$—	$5,994	$262	$22,356

Subsequent Events

On June 2, 2008, the Fund sold U.S. Treasury bills for $51.0 million and repaid the margin loan.

On July 29, 2008, the Fund invested $1.5 million in Trulite, Inc. in the form of a 15% promissory note.

On August 4, 2008, the Fund invested $1.0 million in Metic Group PLC, in the form of a convertible note.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Alternative Energy includes one portfolio company and was 25.0% of the net asset value and 30.9% of the Fund’s investments in portfolio company securities (at fair value) as of June 30, 2008. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

EQUUS TOTAL RETURN, INC.

Date: August 12, 2008	/s/ Kenneth I. Denos
Kenneth I. Denos
Chief Executive Officer