Form 10-Q
period 2008-09-30
EQUUS TOTAL RETURN, INC.
filed 2008-11-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

There were 8,260,671 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 14, 2008. The net asset value of a share at September 30, 2008 was $11.41.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
(in thousands, except per share amounts)	(unaudited)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $36,378 and $23,444 respectively)	$38,477	$25,646
Affiliate investments (cost at $18,173 and $14,721 respectively)	34,564	32,111
Non-affiliate investments (cost at $16,795 and $17,118 respectively)	11,000	14,345

Total investments in portfolio securities at fair value	84,041	72,102
Restricted cash & temporary investments, at cost which approximates fair value	55,544	30,296
Cash	53	28
Temporary cash investments, at cost which approximates fair value	9,048	30,912
Accounts receivable	8	107
Accrued interest and dividends receivable due from portfolio companies	1,179	1,023
Escrowed receivables, at fair value	—	262

Total assets	$149,873	$134,730

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$56	$108
Due to adviser	588	1,410
Borrowing under margin account	54,994	29,996

Total liabilities	55,638	31,514

Commitments and contingencies	—	—

Net assets:
Preferred stock, $.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000 shares authorized, 8,261 and 8,401 shares outstanding	8	8
Additional paid-in capital	87,931	89,021
Undistributed net investment losses	(7,376)	(3,772)
Undistributed net capital gains	977	1,141
Unrealized appreciation of portfolio securities, net	12,695	16,818

Total net assets	$94,235	$103,216

Net assets per share	$11.41	$12.29

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(in thousands, except per share amounts)	2008	2007
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$221	$407
Affiliate investments	216	184
Non-affiliate investments	(233)	158

Total interest and dividend income	204	749
Interest from temporary cash investments	88	402

Total investment income	292	1,151

Expenses:
Management fee	463	304
Incentive fee	14	(3)
Professional fees	179	242
Administrative fees	113	113
Director fees and expenses	89	93
Mailing, printing and other expenses	55	38
Interest expense	4	23
Taxes	—	21
Offering costs	—	609

Total expenses	917	1,440

Net investment gain (loss)	(625)	(289)

Net realized gain (loss) on portfolio securities:
Control investments	(1)	106
Affiliate investments	—	—
Non-affiliate investments	—	—

Total net realized gain (loss) on portfolio securities	(1)	106

Net unrealized appreciation of portfolio securities:
End of period	12,695	1,319
Beginning of period	17,129	4,935

Net change in unrealized appreciation of portfolio securities	(4,434)	(3,616)

Net decrease in net assets resulting from operations	$(5,060)	$(3,799)

Net decrease in net assets resulting from operations, per share:
Basic and diluted	$(0.60)	$(0.46)

Weighted average shares outstanding, in thousands
Basic and diluted	8,497	8,270

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(in thousands, except per share amounts)	2008	2007
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$605	$1,259
Affiliate investments	677	496
Non-affiliate investments	611	464

Total interest and dividend income	1,893	2,219
Interest from temporary cash investments	480	1,414

Total investment income	2,373	3,633

Expenses:
Management fee	1,485	1,225
Incentive fee	124	1,216
Professional fees	566	591
Administrative fees	338	338
Director fees and expenses	323	263
Mailing, printing and other expenses	226	255
Interest expense	20	66
Taxes	10	65
Offering costs	—	609

Total expenses	3,092	4,628

Net investment loss	(719)	(995)

Net realized gain (loss) on portfolio securities:
Control investments	626	1,492
Affiliate investments	351	3,747
Non-affiliate investments	—	19

Total net realized gain on portfolio securities	977	5,258

Net unrealized appreciation of portfolio securities:
End of period	12,695	1,319
Beginning of period	16,818	9,292

Net change in unrealized appreciation of portfolio securities	(4,123)	(7,973)

Net decrease in net assets resulting from operations	$(3,865)	$(3,710)

Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.46)	$(0.45)

Weighted average shares outstanding, in thousands
Basic and diluted	8,475	8,219

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(in thousands)	2008	2007
Operations:
Net investment loss	$(719)	$(995)
Net realized gain on portfolio securities	977	5,258
Net change in unrealized appreciation of portfolio securities	(4,123)	(7,973)

Net increase (decrease) in net assets resulting from operations	(3,865)	(3,710)

Capital share transactions:
Dividends declared	(4,026)	(3,081)
Shares issued in lieu of cash dividend	1,920	1,417
Repurchase of common stock	(3,010)	—

Decrease in net assets resulting from capital share transactions	(5,116)	(1,664)

Decrease in net assets	(8,981)	(5,374)
Net assets at beginning of period	103,216	93,236

Net assets at end of period	$(94,235)	$87,862

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(in thousands)	2008	2007
Reconciliation of increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net decrease in net assets resulting from operations	$(3,865)	$(3,710)
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized gain on dispositions of portfolio securities	(977)	(5,258)
Net change in unrealized appreciation of portfolio securities	4,123	7,973
Amortization of original issue discount	166	44
Change in operating assets and liabilities:
Purchase of portfolio securities	(18,808)	(24,469)
Proceeds from dispositions of portfolio securities	3,915	6,658
Principal payments from portfolio securities	—	4,697
Purchases of restricted temporary cash investments	(25,248)	(7)
Decrease in accounts receivable	99	27
Increase in accrued interest and dividends receivable due from portfolio companies	(514)	(1,303)
Decrease in deferred offering costs	—	609
Decrease in accrued escrowed receivables	262	—
Decrease in accounts payable and accrued liabilities	(52)	(117)
Decrease in due to adviser	(822)	(782)

Net cash used in operating activities	$(41,721)	$(15,638)

Cash flows from financing activities:
Borrowings under margin account	140,992	89,947
Repayments under margin account	(115,994)	(89,940)
Dividends paid	(2,106)	(1,664)
Repurchase of common stock	(3,010)	—
Cash paid for deferred offering costs	—	(25)

Net cash provided by (used in) financing activities	19,882	(1,682)

Net decrease in cash and cash equivalents	(21,839)	(17,320)
Cash and cash equivalents at beginning of period	30,940	51,499

Cash and cash equivalents at end of period	$9,101	$34,179

Non-cash financing activities:
Shares issued in lieu of cash dividend	$1,920	$1,417

Accrued interest or dividends exchanged for portfolio securities	$358	$481

Supplemental disclosure of cash flow information:
Interest paid	$16	$48

Income taxes paid	$10	$51

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	2008	2007
Investment income	$0.28	$0.44
Expenses	0.36	0.56

Net investment loss	(0.08)	(0.12)
Net realized gain on portfolio securities	0.12	0.66
Net change in unrealized appreciation of portfolio securities	(0.49)	(0.98)

Net decrease in net assets resulting from operations	(0.45)	(0.44)

Capital Transactions:
Dividend declared	(0.47)	(0.38)
Share Repurchase	(0.36)	—
Dilutive effect of shares issued in common stock dividend	0.40	(0.06)

Decrease in net assets resulting from capital transactions	(0.43)	(0.44)

Net decrease in net assets	(0.88)	(0.88)
Net assets at beginning of period	12.29	11.42

Net assets at end of period, basic and diluted	$11.41	$10.54

Weighted average number of shares outstanding during period, in thousands	8,475	8,219
Market value per share at end of period	$6.20	$7.63
Ratio of expenses to average net assets	3.13%	5.11%

Ratio of net investment loss to average net assets	(0.73)%	(1.10)%
Ratio of net increase in net assets resulting from operations to average net assets	(3.91)%	4.10%
Total return on market price	5.77%*	6.26%

*	Total return equals the change in the ending market value over the beginning of period price per share plus dividends declared per share during the period, divided by the beginning price.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2008

(unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control investments: Majority-owned (7):

Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member Interest		$5,000	$5,000

Riptide Entertainment, LLC	Entertainment and leisure	December 2005	Member interest (64.67%)		65	65
Miami, FL			8% promissory notes	$9,435	9,435	9,435

Sovereign Business Forms, Inc. (8)	Business products and services	August 1996(4)	1,214,630 shares of common stock(1)		5,080	4,405
Houston, TX			12% promissory notes(1)	3,250	3,250	3,250

Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999(4)	285,000 units of Class A equity interest		2,850	6,103
			16% subordinated promissory note(1)	1,690	1,690	1,690

Total Control investments: Majority-owned (represents 35.6% of total investments at fair value)					$27,370	$29,948

Control Investments: Non-majority owned (6):

ConGlobal Industries Holding, Inc.	Shipping products and services	February 1997(4)	24,397,303 shares of common stock		$1,370	$444
San Ramon, CA			7% Promissory note	$3,266	3,266	3,494
			Member interest in CCI-ANI Finance, LLC		2,734	2,926
			Member interest (66.7%) in JL Madre, LLC(1)		865	892

HealthSPAC, LLC	Healthcare	December 2006	Member interest (40%)		773	773
El Segundo, CA

Total Control Investments: Non-majority Owned (represents 10.2% of total investments at fair value)					$9,008	8,529

Total Control Investments: (represents 45.8% of total investments at fair value)					$36,378	$38,477

Affiliate Investments (5):

Infinia Corporation Kennewick, WA	Alternative energy	June 2007	666,667 Class A Shares Preferred Stock		$3,000	$20,741
			160,720 Class B Shares Preferred Stock		5,000	5,000

Nickent Golf, Inc.	Entertainment and leisure	June 2007	13% Promissory Note(1)(2)	$6,250	6,250	6,250
City of Industry, CA			3,000,000 shares Class A Convertible Preferred Stock		3,000	2,000
			Warrants to buy 15,000 shares of common stock at $1 per share through March 17, 2013		—	—
			Warrants to buy 463,917 shares of common stock at $0.97 per share through August 4, 2010, warrant terms subject to change		—	—

PalletOne, Inc.	Shipping products and services	October 2001(4)	350,000 shares of common stock		350	—
Bartow, FL

RP&C International Investments LLC	Healthcare	September 2006	Membership Interest (17.2%)		573	573
New York, NY

Total Affiliate Investments (represents 41.1% of total investments at fair value)					$18,173	$34,564

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2008

(unaudited)

(continued)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):

1848 Capital Partners LLC	Entertainment and leisure	January 2008	18% Promissory note(1)(2)	$3,000	$3,000	$3,000
Miami, FL

Big Apple Entertainment Partners LLC	Entertainment and leisure	October 2007	18% Promissory note(1)	3,000	3,000	3,000
New York, NY

Creekstone Florida Holdings, LLC Houston, TX	Real Estate	December 2005	17-19.8% subordinated promissory note(2)	4,000	4,000	—

London Bridge Entertainment Partners LLC	Entertainment and leisure	August 2008	18% Promissory note(1)	2,500	2,500	2,500
New York, NY

Metic Solutions, PLC	Business products and services	August 2008	Promissory note convertible into common stock (2)(9)	1,000	1,000	1,000
London, UK

The Bradshaw Group Richardson, TX	Business products and services	May 2000(4)	576,828 Class B Shares 12.25% preferred stock		1,795	—
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2008		—	—

Trulite, Inc.	Alternative energy	August 2008	15% Promissory note(1)	1,500	1,500	1,500
Houston, TX

Total Non-Affiliate Investments (represents 13.1% of total investments at fair value)					$16,795	$11,000

Total Investments					$71,346	$84,041

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities, accrued as interest for conversion to common stock or accreted through original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments prior to June 30, 2005 were not selected by the current Adviser.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(8)	In May 2008, Sovereign restructured its ownership and debt. As a result, the Fund’s ownership interest increased to majority-owned control investment.
(9)	Note to accrue interest at a rate equal to the Bank of Scotland plus 2%. All accrued interest to convert with the note.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

SEPTEMBER 30, 2008

(Unaudited)

(Continued)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 90% of the total value of the investments in portfolio companies as of September 30, 2008.

The Fund’s investments in portfolio securities consist of the following types of securities as of September 30, 2008 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$38,891	$35,119	37.4%
Preferred stock	12,795	27,741	29.4%
Limited liability company investments	12,860	16,332	17.3%
Common stock	6,800	4,849	5.1%
Options and warrants	—	—	0.0%

Total	$71,346	$84,041	89.2%

Four notes receivable included in secured and subordinated debt with an estimated fair value of $10.5 million provide that all or a portion of interest is paid-in-kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of secured and subordinated debt, cash payments of interest are currently being received on notes aggregating $11.9 million in fair value, while no cash payments are being received for notes totaling $12.9 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2008 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Alternative energy	$27,241	28.9%
Entertainment and leisure	26,250	27.9%
Business products and services	16,448	17.5%
Shipping products and services	7,756	8.2%
Media	5,000	5.3%
Real estate	—	—
Healthcare	1,346	1.4%

Total	$84,041	89.2%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2007

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control Investments: Majority-owned(7):
Equus Media Development Company, LLC	Media	January 2007(4)	Member Interest (100%)		$ 5,000	$ 5,000
Houston, TX
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005(4)	Member interest (64.67%)		65	65
			8% promissory notes	$4,835	4,835	4,835
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A equity interest		2,850	8,381
			16% subordinated promissory note(1)(2)	1,304	1,304	1,304
			12.75% subordinated promissory note(1)(2)	386	386	386

Total Control Investments: Majority-owned (represents 27.7% of total investments at fair value)					$14,440	$19,971

Control Investments: Non-majority-owned(6):
ConGlobal Industries Holding, Inc. Houston, TX	Shipping products and services	February 1997	24,397,303 shares of common stock		1,370	—
			Promissory note(2)	3,266	3,266	2,153
			Member interest in CCI-ANI Finance, LLC(2)		2,734	1,803
			Member interest (66.7%) in JL Madre, LLC(1)		1,000	1,035
			Member interest (28.3%) in JL Madre Equipment, LLC(1)		69	119
HealthSPAC, LLC	Healthcare	December 2006(4)	Member interest (40%)		565	565
El Segundo, CA

Total Control Investments: Non-majority-owned (represents 7.9% of total investments at fair value)					$ 9,004	$ 5,675

Total Control Investments: (represents 35.6% of total investments at fair value)					$23,444	$25,646

Affiliate Investments(5):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007(4)	666,667 Class A Shares Preferred Stock		3,000	20,740

Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007(4)	13% Promissory Note(1)(2)	6,066	6,066	6,066
			2,000,000 shares Class A Convertible Preferred Stock		2,000	2,000
			Warrants to buy 463,917 shares of common stock at $0.97 per share through August 4, 2009, warrant terms subject to change		—	—
PalletOne, Inc. South Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—

RP&C International Investments LLC	Healthcare	September 2006(4)	Membership Interest (17.2%)		3,305	3,305
New York, NY

Total Affiliate Investments (represents 44.5% of total investments at fair value)					$14,721	$32,111

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2007

(continued)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Type of Securities	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned)
Big Apple Entertainment Partners LLC	Entertainment and leisure	October 2007(4)	Promissory note(1)	$3,000	$ 3,000	$ 3,000
New York, NY
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	485
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2008		—	—
Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005(4)	17-19.8% subordinated promissory note(1)(2)	4,000	4,166	4,166

Sovereign Business Forms, Inc.	Business products and services	August 1996	29,854 shares of preferred stock(1)(2)		2,985	1,522
Houston, TX			15% promissory notes(1)(2)	5,172	5,172	5,172
			Warrant to buy 551,894 shares of common stock at $1 per share through Aug 2008		—	—
			Warrant to buy 25,070 shares of common stock at $1.25 per share through Aug 2008		—	—
			Warrant to buy 273,450 shares of common stock at $1 per share through Oct 2009		—	—

Total Non-Affiliate Investments (represents 19.9% of total investments at fair value)					$17,118	$14,345

Total Investments					$55,283	$72,102

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected, and are managed, by the Adviser.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.

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

Six notes receivable included in secured and subordinated debt with an estimated fair value of $19.3 million provided that all or a portion of interest is paid-in-kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of secured and subordinated debt, cash payments of interest are being made currently on notes aggregating $3.0 million in fair value, while no cash payments are being received for notes totalling $4.8 million.

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

SEPTEMBER 30, 2008 AND 2007

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. Certain prior period information has been reclassified to conform to current year presentation.

(2) Liquidity and Financing Arrangements

There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through
September 30, 2009.

        Management is currently evaluating the impact of current market conditions on its portfolio company valuations and their ability to provide current income. Management has followed valuation techniques in a consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. If necessary to meet the Fund’s investment commitments of $8.2 million, the Fund has a secured $7.5 million revolving line of credit facility with Amegy Bank. The Fund has not yet borrowed under this facility. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

While the Fund seeks to pay dividends on a quarterly basis, the Board of Directors has approved the payment of these dividends to be in the Fund’s common stock until further notice; thus, the future dividends should not affect the Fund’s liquidity.

As of September 30, 2008, the Fund had cash and temporary cash investments of $9.1 million. The Fund had $84.0 million of its net assets of $94.2 million invested in portfolio securities. Restricted assets totaled $55.5 million, of which $55.0 million was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.5 million represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on October 2, 2008.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

On September 11, 2008, the Fund repurchased an aggregate of 423,960 shares of its common stock for $3.0 million, representing 4.9% of its outstanding shares, from unaffiliated third parties in a private transaction at the shares’ market price computed as the 5-day volume-weighted average closing price prior to the date of sale.

On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based on the 2007 year-end closing price of $6.31. In accordance with the revised policy, the Fund announced the declaration of a third quarter dividend of $0.158 per share on August 7, 2008. A dividend in the amount of $1.4 million was paid on September 29, 2008 to shareholders of record as of August 25, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by September 22, 2008. The Fund paid $0.7 million in cash and issued 103,702 additional shares at an effective price of $6.62 per share. A dividend in the amount of $1.3 million was paid on June 30, 2008, to shareholders of record as of May 27, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by June 23, 2008. The Fund paid $0.7 million in cash, and issued 84,727 additional shares of its common stock at an effective price of $7.04 per share. A dividend in the amount of $1.3 million was paid on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by March 24, 2008. The Fund paid $0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share. The classification of these dividends as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification. See Note (11) for the Fund’s fourth quarter dividend.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced. In August 2008, the Fund entered into an agreement for a $7.5 million revolving line of credit facility with Amegy Bank National Association. The line of credit is intended to enable the Fund to make follow-on investments. The Fund has not yet borrowed under the facility.

During the nine months ended September 30, 2008, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

As of September 30, 2008, the Fund borrowed $55.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $55.5 million as of September 30, 2008. The U.S. Treasury bills were sold and the total amount borrowed was repaid on October 2, 2008.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

Because of the inherent uncertainty of the valuation of portfolio securities, which do not have readily ascertainable market values, amounting to $84.0 million (including no publicly traded securities) and $72.1 million (including no publicly traded securities) as of September 30, 2008 and December 31, 2007, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

Escrowed Receivables, at Estimated Fair Value— In May 2007, the Fund sold its interest in The Drilltec Corporation (“Drilltec”). A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. The Fund received the final payment of $0.3 million from The Drilltec Corporation escrow account in May 2008.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

Investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of September 30, 2008
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$84,041	$—	$—	$84,041

A reconciliation of the fair value of investments utilizing significant unobservable inputs is as follows (in thousands):

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
Fair value as of December 31, 2007	$72,102
Total realized gains	977
Change in unrealized appreciation	(4,123)
Purchases, issuances and settlements, net	15,085
Transfers in (out) of Level 3	—

Fair value as of September 30, 2008	$84,041

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

The Fund entered into an investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with Moore Clayton Capital Advisors, Inc. (the “Adviser”). This agreement was renewed in June 2008. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a wholly-owned subsidiary of MCC Global, NV, an international private equity investment and advisory firm.

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

The Fund also entered into an administration agreement dated June 30, 2005 (“Administration Agreement”) with Equus Capital Administration Company, Inc. (the “Administrator”). This agreement was renewed in June 2008. Pursuant to the Administration Agreement, the Administrator provides (or arranges for suitable third parties to provide) all administrative services necessary for the operation of the Fund. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $0.5 million per year.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

The remaining two commitments as of September 30, 2008 relate to the Fund’s portfolio company investments and are summarized as follows (in thousands):

Portfolio Company	Original Commitment	Remaining Commitment
RP&C International Investments LLC	$11,100	$5,000
HealthSPAC, LLC	5,000	3,227

		$8,227

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

The Fund is a flow-through, non-tax paying entity; further, the Fund’s net operating loss carry-forwards have been exhausted. Based upon an examination of the Fund’s tax position, the Fund determined that the aggregate exposure under FIN 48 did not have a material impact on its financial statements at January 1, 2008 or September 30, 2008. Therefore, the Fund has not recorded an adjustment to its financial statements related to the adoption of FIN 48. The Fund will continue to evaluate its tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

(8) Dividends

On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based on the 2007 year-end closing price of $6.31. In accordance with the revised policy, the Fund announced the declaration of a third quarter dividend of $0.158 per share on August 7, 2008. A dividend in the amount of $1.4 million was paid on September 29, 2008 to shareholders of record as of August 25, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by September 22, 2008. The Fund paid $0.7 million in cash and issued 103,702 additional shares at an effective price of $6.62 per share. A dividend in the amount of $1.3 million was paid on June 30, 2008, to shareholders of record as of May 27, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by June 23, 2008. The Fund paid $0.7 million in cash, and issued 84,727 additional shares of its common stock at an effective price of $7.04 per share. A dividend in the amount of $1.3 million was paid on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by March 24, 2008. The Fund paid $0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share. The classification of these dividends as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification. See Note (11) for the Fund’s fourth quarter dividend.

(9) Portfolio Securities

During the nine months ended September 30, 2008, the Fund invested $8.0 million in new portfolio companies and made follow-on investments of $11.2 million in several follow-on investments, including $0.4 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

The following table includes significant new and follow-on investments during the nine months ended September 30, 2008 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Infinia Corporation	$—	$—	$5,000	$—	$5,000
Riptide Entertainment, LLC	—	—	4,600	—	4,600
1848 Capital Partners LLC	3,000	—	—	—	3,000
London Bridge Entertainment LLC	2,500	—	—	—	2,500
Trulite, Inc.	1,500	—	—	—	1,500
Nickent Golf, Inc.	—	—	1,000	184	1,184
Metic Solutions, PLC	1,000	—	—	—	1,000
HealthSpac, LLC	—	—	208	—	208
Various others	—	—	—	174	174

	$8,000	$—	$10,808	$358	$19,166

During the nine months ended September 30, 2008, the Fund realized net capital gains of $1.0 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain
ConGlobal Industries Holding, Inc.	Shipping products and services	Control, non-majority	$625
RP&C International Investments LLC	Healthcare	Affiliate	351
Various others			1

			$977

Net unrealized appreciation on investments did not change significantly during the nine months ended September 30, 2008.

During the nine months ended September 30, 2007, the Fund invested $16.1 million in four new companies and made follow-on investments of $8.8 million in follow-on investments, including $0.3 million in the form of interest and dividends paid in kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the nine months ended September 30, 2007 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Nickent Golf, Inc	$8,000	$—	$2,000	$—	$10,000
Equus Media Development Company, LLC	5,000	—	—	—	5,000
Riptide Entertainment, LLC	—	—	3,835	—	3,835
Infinia Corporation	3,000	—	—	—	3,000
RP&C International Investments LLC	—	—	2,009	—	2,009
HealthSpac, LLC	—	—	525	—	525
ConGlobal Industries Holdings, Inc.	—	—	—	273	273
Equus Media Finance Company, LLC	100	—	—	—	100
Various others	—	—	—	208	208

	$16,100	$—	$8,369	$481	$24,950

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

During the nine months ended September 30, 2007, the Fund realized net capital gains of $5.3 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/ (Loss)
The Drilltec Corporation	Residential building products	Control	3,829
Champion Windows	Residential building products	Control	1,403
Cedar Lodge Holdings, Inc.	Real Estate	Control	608
Alenco Window Holdings, LLC	Residential building products	Control	165
Equicom	Telecommunications	Control	136
ConGlobal Industries Holding, Inc.	Shipping products and services	Control, non-majority	58
Turf Grass Holdings, Inc.	Residential building products	Control	(960)
Various others			19

			$5,258

Net unrealized appreciation on investments decreased by $8.0 million during the nine months ended September 30, 2007, from a net unrealized appreciation of $9.3 million to a net unrealized appreciation of $1.3 million. Such decrease in appreciation resulted from a transfer of $3.6 million in net unrealized appreciation to net realized appreciation for sale of The Drilltec Corporation. The decrease in appreciation was also a result of the decline in estimated fair market values of ConGlobal Industries Holding, Inc. and Pallet One, resulting from a decline in operations for the period.

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

On October 10, 2008, FASB Staff Position No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and does not have a material effect on our financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. Among other requirements, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the first fiscal year that begins after November 15, 2008. Based upon our review, we have elected not to adopt SFAS 159 for financial liabilities that were in our portfolio as of September 30, 2008. However, we may elect to apply SFAS 159 to future financial liabilities. The impact on our financials from the potential application of SFAS 159 to a future liability depends upon the attributes of the specific financial liability.

(11) Subsequent Events

On November 10, 2008, the Fund announced a dividend of $0.158 per share for the fourth quarter of 2008. The dividend will be payable on December 22, 2008 in shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund made four new investments other than follow-on investments during the nine months ended September 30, 2008 and 2007.

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

Because of the inherent uncertainty of the valuation of portfolio securities, which do not have readily ascertainable market values, amounting to $86.2 million (including no publicly traded securities) and $72.1 million (including no publicly traded securities) as of September 30, 2008 and December 31, 2007, respectively, the Fund’s estimate of fair value may materially differ from the value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the nine months ended September 30, 2008 and 2007, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Current Market Conditions

During the quarter ended September 30, 2008, the state of the economy in the U.S. and abroad continued to deteriorate to what many believe is a recession, which could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in fair value of their assets. The failure of a number of banks and investment companies, distressed mergers and acquisitions, and the government take-over of the nation’s two largest government-sponsored mortgage companies lead to the passage of the $700 billion Emergency Economic Stabilization of 2008 in early October 2008. In addition, the stock market has declined significantly, with both the S&P 500 and the NYSE (on which EQS trades), declining over 30%. These events have significantly constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular.

        These and other events have also lead to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and business, adversely affecting a number of industries including those in which the Fund’s portfolio companies operate. Further, consistent with other companies in the financial services sector, the Fund has been affected adversely by many of these events. Between June 30, 2008 and November 13, 2008, the closing price of the Fund’s common stock has declined approximately 30% and is trading at a 55% discount.

Liquidity and Capital Resources

There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through
September 30, 2009.

Management is currently evaluating the impact of current market conditions on its portfolio company valuations and their ability to provide current income. Management has followed valuation techniques in a consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. If necessary to meet the Fund’s investment commitments of $8.2 million, the Fund has a secured $7.5 million revolving line of credit facility with Amegy Bank. The Fund has not yet borrowed under this facility. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

While the Fund seeks to pay dividends on a quarterly basis, the Board of Directors has approved the payment of these dividends to be in the Fund’s common stock until further notice; thus, the future dividends should not affect the Fund’s liquidity.

As previously noted, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the nine months ended September 30, 2008 and 2007, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future.

Investors should not place undue reliance on the Fund’s forward-looking statements regarding income and liabilities, which are current only as to the date hereof. The Fund undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $0.7 and $1.0 for the nine months ended September 30, 2008 and 2007 respectively and $0.6 and $0.3 for the three months ended September 30, 2008 and 2007, respectively. Total income from portfolio securities was $2.0 million and $2.2 million for the nine months ended September 30, 2008 and 2007 respectively and $0.3 million and $0.8 million for the three months ended September 30, 2008 and 2007 respectively. The net investment loss generated at September 30, 2008 compared to 2007, is due primarily to the decline in total income from portfolio securities for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, along with the offering costs incurred at September 30, 2007 and declining incentive fees.

Interest from temporary cash investments decreased to $0.5 million for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007, and to $0.1 million for the three months ended September 30, 2008 from $0.4 million for the three months ended September 30, 2007. The cash in temporary investments (excluding the margin account) decreased $21.9 million to $9.0 million as of September 30, 2008, and a corresponding decrease of $17.2 million for the nine months ended September, 2007, primarily due to the increase in new and follow-on investments.

The Adviser receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees increased by $0.3 million for the nine months ended September 30, 2008 and $0.2 million for the three months ended September 2008.

Incentive fees are calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The proceeds of any sale are compared to the fair market valuation of the Fund’s portfolio companies at March 31, 2005. Incentive fee expense decreased by $1.1 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, and remained relatively unchanged the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Professional fees remained relatively constant for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007.

Administrative fees were unchanged for the three and nine months ended September 30, 2008 and 2007, respectively. The Fund reimburses the Administrator, ECAC, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The administrator receives $112,500 per quarter.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2008, the Fund realized net capital gains of $1.0 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain
ConGlobal Industries Holding, Inc.	Shipping products and services	Control, non-majority	$625
RP&C International Investments LLC	Healthcare	Affiliate	351
Various others			1

			$977

During the three months ended September 30, 2008, the Fund had no realized net capital gains.

During the nine months ended September 30, 2007, the Fund realized net capital gains of $5.3 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/ (Loss)
The Drilltec Corporation	Residential building products	Control	$3,829
Champion Window Holdings, Inc.	Residential building products	Control	1,403
Cedar Lodge Holdings, Inc.	Real Estate	Control	608
Alenco Window Holdings, LLC	Residential building products	Control	165
Equicom, Inc.	Telecommunications	Control	136
ConGlobal Industries Holding, Inc.	Shipping products and services	Control, non-majority	58
Turf Grass Holdings, Inc.	Residential building products	Control	(960)
Various others			19

			$5,258

During the three months ended September 30, 2007, the Fund realized net capital gains of $0.1 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/ (Loss)
Equicom, Inc.	Telecommunications	Control	136
The Drilltec Corporation	Real Estate	Control	82
Cedar Lodge Holdings, Inc.	Residential building products	Control	$(120)
Various others			8

			$106

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized appreciation on investments decreased by $4.1 million during the nine months ended September 30, 2008, from a net unrealized appreciation of $16.8 million to a net unrealized appreciation of $12.7 million. The decrease in appreciation was primarily a result of the decline in estimated fair market value of Creekstone Florida Holdings, LLC, resulting from a decline in the real estate market.

Net unrealized appreciation on investments decreased by $8.0 million during the nine months ended September 30, 2007, from a net unrealized appreciation of $9.3 million to a net unrealized appreciation of $1.3 million. Such decrease in appreciation resulted from a transfer of $3.6 million in net unrealized appreciation to net realized appreciation for sale of The Drilltec Corporation. The decrease in appreciation was also a result of the decline in estimated fair market values of ConGlobal Industries Holding, Inc. and Pallet One, resulting from a decline in operations for the period.

Dividends

On February 19, 2008, the Fund revised its managed distribution policy to pay 10% of the Fund’s market value based on the 2007 year-end closing price of $6.31. In accordance with this revised policy, the Fund announced the declaration of a third quarter dividend of $0.158 per share on August 7, 2008. A dividend in the amount of $1.4 million was paid on September 29, 2008 to shareholders of record as of August 25, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by September 22, 2008. The Fund paid $0.7 million in cash and issued 103,702 additional shares at an effective price of $6.62 per share. A dividend in the amount of $1.3 million was paid on June 30, 2008, to shareholders of record as of May 27, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by June 23, 2008. The Fund paid $0.7 million in cash, and issued 84,727 additional shares of its common stock at an effective price of $7.04 per share. A dividend in the amount of $1.3 million was paid on March 31, 2008 to shareholders of record as of February 29, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by March 24, 2008. The Fund paid $0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share. The classification of these dividends as between ordinary income, capital gain and return of capital will not be known until December 31, 2008, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

The Fund announced the declaration of a $0.125 dividend payable on September 24, 2007, to shareholders of record as of the close of business on August 21, 2007. The Fund paid $502,172 in cash and issued 73,069 additional shares of common stock at $7.85 per share on September 24, 2007, in payment of such dividend. The Fund paid a $0.125 dividend for shareholders of record as of May 21, 2007. The Fund paid $0.6 million in cash and issued 48,930 additional shares of common stock at $8.81 per share on June 25, 2007, in payment of such dividend. The Fund paid a $0.125 dividend for shareholders of record as of the close of business on February 26, 2007 on March 30, 2007. The Fund paid $0.6 million in cash and issued 52,650 additional shares of common stock at $8.63 per share, in payment of such dividend.

Portfolio Investments

The following table includes significant new and follow-on investments during the nine months ended September 30, 2008 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Infinia Corporation	$—	$—	$5,000	$—	$5,000
Riptide Entertainment, LLC	—	—	4,600	—	4,600
1848 Capital Partners LLC	3,000	—	—	—	3,000
London Bridge Entertainment LLC	2,500	—	—	—	2,500
Trulite, Inc.	1,500	—	—	—	1,500
Nickent Golf, Inc.	—	—	1,000	184	1,184
Metic Solutions, PLC	1,000	—	—	—	1,000
HealthSpac, LLC	—	—	208	—	208
Various others	—	—	—	174	174

	$8,000	$—	$10,808	$358	$19,166

The following table includes significant new and follow-on investments during the nine months ended September 30, 2007 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Nickent Golf, Inc	$8,000	$—	$2,000	$—	$10,000
Equus Media Development Company, LLC	5,000	—	—	—	5,000
Riptide Entertainment, LLC	—	—	3,835	—	3,835
Infinia Corporation	3,000	—	—	—	3,000
RP&C International Investments LLC	—	—	2,009	—	2,009
HealthSpac, LLC	—	—	525	—	525
ConGlobal Industries Holdings, Inc.	—	—	—	273	273
Equus Media Finance Company, LLC	100	—	—	—	100
Various others	—	—	—	208	208

	$16,100	$—	$8,369	$481	$24,950

Subsequent Events

On November 10, 2008, the Fund announced a dividend of $0.158 per share for the fourth quarter of 2008. The dividend will be payable on December 22, 2008 in shares of common stock.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Alternative Energy includes one portfolio company and was 27.5% of the net asset value and 30.9% of the Fund’s investments in portfolio company securities (at fair value) as of September 30, 2008. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

10.	Material Contracts

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005]

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005]

(c)	Safekeeping Agreement between the Fund and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004]

(f)	Joint Code of Ethics of the Fund and Moore Clayton Capital Advisors, Inc. (Rule 17j-1) [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(g)	Revolving Credit Note between the Fund and Amegy Bank National Association dated August 13, 2008 [filed herewith]

(h)	Pledge and Security Agreement between the Fund and Amegy Bank National Association dated August 13, 2008 [filed herewith]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: November 14, 2008	/s/ Kenneth I. Denos
Kenneth I. Denos
Chief Executive Officer