Form 10-Q/A
period 2008-09-30
EQUUS TOTAL RETURN, INC.
filed 2008-11-18
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Form 10-Q/A is being filed to amend the Form 10-Q for the quarter ended September 30, 2008 to correct an error in the “Statements of Changes in Net Assets” included in the financial statements of Equus Total Return, Inc. (the “Fund”) for the nine months ended September 30, 2008 and September 30, 2007. Specifically, in the Form 10-Q for the quarter ended September 30, 2008 as originally filed on November 14, 2008, in the section captioned “Statements of Changes in Net Assets,” the Fund’s net assets at the end of the period ended September 30, 2008 incorrectly reported a negative value of $94,235 (in thousands). This figure has been corrected in this Form 10-Q/A to report a positive value of $94,235 (in thousands). This error had no effect on the Fund’s financial condition, results of operations or margins.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended September 30, 2008, as originally filed on November 14, 2008, that was affected by the error has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original report on Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Fund’s chief executive officer and chief financial officer as required by Rule 12b-15.

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

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(in thousands)	2008	2007
Operations:
Net investment loss	$(719)	$(995)
Net realized gain on portfolio securities	977	5,258
Net change in unrealized appreciation of portfolio securities	(4,123)	(7,973)

Net increase (decrease) in net assets resulting from operations	(3,865)	(3,710)

Capital share transactions:
Dividends declared	(4,026)	(3,081)
Shares issued in lieu of cash dividend	1,920	1,417
Repurchase of common stock	(3,010)	—

Decrease in net assets resulting from capital share transactions	(5,116)	(1,664)

Decrease in net assets	(8,981)	(5,374)
Net assets at beginning of period	103,216	93,236

Net assets at end of period	$94,235	$87,862

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

Part II. Other Information

Item 6.	Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

10.	Material Contracts

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005]

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005]

(c)	Safekeeping Agreement between the Fund and The Frost National Bank dated March 15, 2004. [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004]

(f)	Joint Code of Ethics of the Fund and Moore Clayton Capital Advisors, Inc. (Rule 17j-1) [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(g)	Revolving Credit Note between the Fund and Amegy Bank National Association dated August 13, 2008 [Incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008]

(h)	Pledge and Security Agreement between the Fund and Amegy Bank National Association dated August 13, 2008 [Incorporated by reference to Exhibit 10(h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: November 18, 2008	/s/ Kenneth I. Denos
Kenneth I. Denos
Chief Executive Officer