Form 10-K
period 2008-12-31
EQUUS TOTAL RETURN, INC.
filed 2009-03-31
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $26,673,554 computed on the basis of $3.01 per share, closing price of the common stock on the New York Stock Exchange on March 30, 2009. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 8,861,646 shares of the registrant’s common stock, $.001 par value, outstanding as of March 28, 2008. The net asset value of a share as of December 31, 2008 was $9.16.

Portions of the Proxy Statement (to be filed) for the 2009 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

PART I

Item 1. Business

Equus Total Return, Inc. (the “Fund” or “EQS”), formerly Equus II Incorporated, is a business development company that provides comprehensive financing solutions for companies in industries that it believes will benefit from significant social and demographic trends. The Fund’s registered investment adviser, Moore, Clayton Capital Advisors, Inc. (“the Adviser”), manages its portfolio and provides access to investment opportunities throughout the United States and internationally. The Adviser is a group company of MCC Global (“MCC”), an international investment advisory firm that holds 10% of the Fund’s common stock as of December 31, 2008.

The Fund’s investment objective is to generate current investment income and long-term capital gains by investing in the debt and equity securities of small capitalization companies, which it defines as companies with a total enterprise value of between $15.0 million and $75.0 million. The Adviser has indicated that it generally intends to invest its assets in sectors that are, and which it believes will continue to be, driven by significant social and demographic trends, including an aging population, increased leisure time, the globalization of business and widespread concern about the environment and increasingly scarce energy resources. As its investment adviser, the Adviser intends to implement a total return-oriented investment strategy, which will include investments in a broad mix of equity and debt securities. Reflecting the change to a total return investment strategy, the Fund expects that its investments in debt and equity securities will generate both current income and capital gains and should enable it to maintain a consistent dividend policy.

The Fund believes its investment opportunities and, consequently, its returns, are limited currently by the relatively small size of its portfolio and investments. The Fund’s current portfolio size limits it to relatively modest investments (averaging $4.1 million through December 31, 2008).

The Fund is a closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, or the 1940 Act. In order to remain a business development company it must meet certain specified requirements under the 1940 Act, including investing at least 70% of its assets in eligible portfolio companies and limiting the amount of leverage it incurs. The Fund is also a regulated investment company, or RIC, under Subchapter M of the U.S. Internal Revenue Code of 1986, or the Code. As such, it is not required to pay corporate-level income tax on the Fund’s investment income. The Fund intends to maintain its RIC status, which will require that it qualify annually as a RIC by meeting certain specified requirements. For a discussion of these requirements necessary to maintain its status as a business development company and as a RIC, please see “Regulation as a Business Development Company—General” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company,” respectively.

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

Significant Developments in 2008

Beginning in late 2007, the United States entered a recession, which many believe could be prolonged. As the global economy continued to deteriorate in 2008, spending by both consumers and businesses declined significantly. This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate, which has resulted in a reduction in the comparable multiples and market-pricing used to estimate the fair value of certain of our investments and the operating results of certain of our portfolio companies. As a result, as discussed more fully in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, our results of operations in 2008 declined significantly from our results in 2007. In addition, the availability of debt and equity capital declined significantly during 2008 due to market dislocations. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees and more restrictive terms than debt facilities available in the past. In addition, during 2008 the price of our common stock fell well below our net asset value, thereby making it undesirable to issue additional shares of our common stock.

Because of these challenges, our near-term strategies have shifted from originating debt and equity investments, to preserving liquidity and capital necessary to meet our operational needs and servicing our borrowing obligations. As a result, we have suspended our originations of new debt and equity investments; however, from time to time we may make advances to our existing portfolio companies. Other key initiatives that we undertook during 2008 to provide necessary liquidity include:

•	Monetization of Our Portfolio. We have been seeking to convert portions of our investment portfolio, whose fair value is subject in large part to market fluctuations, to cash.

•	Suspension of dividends. On March 24, 2009, the Fund announced a suspension of its managed distribution policy to conserve liquidity and capital.

•

Line of credit. On August 13, 2008, the Fund secured a new revolving line of credit agreement with Amegy Bank of Texas for $7.5 million. The line of credit is intended to enable the Fund to make follow-on investments. The initial term of the agreement is through February 2010 and the loan is secured by the Fund’s investments.

We believe these actions are necessary to provide long-term stockholder value. We will make our decisions with respect to the actual level of 2009 dividends on a quarter-by-quarter basis during 2009, after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity and our asset coverage ratio at the time of such decision.

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

The Fund’s board of directors selected the Adviser as its investment adviser in part to obtain access to the potential deal flow that it believes MCC may generate from its network of industry contacts. MCC is an international financial advisory firm, the core business of which was established in 1999. MCC has offices in Amsterdam, Houston, and Salt Lake City. MCC advises clients in structuring financial transactions which often involve investments in, and acquisitions of, growth-oriented companies. In particular, MCC seeks to capitalize on investment opportunities presented by current and anticipated demographic trends worldwide. MCC currently advises a variety of companies worldwide, providing them with introductions and commercial opportunities through a global network of professionals, financial intermediaries and business executives. MCC advises its clients on certain transactional and strategic alternatives, including joint ventures, mergers and acquisitions, divestitures, privatizations, restructurings and recapitalizations.

The principal stockholders of MCC are Anthony R. Moore, a member of the Fund’s board of directors, Kenneth Denos, a member of the Fund’s board of directors and the Fund’s Chief Executive Officer, and Sharon Clayton. At the time of the appointment of the Adviser, MCCI was controlled by Anthony Moore, its Chairman, and Mr. Denos, its Chief Executive Officer. Messrs. Moore and Denos were subsequently granted shares of preferred stock in the Adviser which carried a 66.8% voting interest in the Adviser. These preferred shares carry no dividend or distribution rights. As of December 31, 2008, these executives were complemented by 20 other employees and professional contract personnel. The Fund believes that the Adviser and, indirectly, the Fund, benefit from access to MCC’s network of professionals, contacts and commercial opportunities.

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

Custodian

The Fund acts as the custodian of its securities to the extent permitted under the 1940 Act and is subject to the restrictions imposed on self-custodians by the 1940 Act and the rules and regulations thereunder. The Fund has also entered into an agreement with Amegy Bank with respect to the safekeeping of its securities. The principal business office of Amegy Bank is 4400 Post Oak Parkway, Houston, Texas 77019.

Transfer and Disbursing Agent

The Fund employs American Stock Transfer & Trust Company as its transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of the Fund’s transfer agent is 59 Maiden Lane, Plaza Level, New York, NY 10007.

Certifications

In July 2008, the Fund submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of the Fund’s Chief Executive Officer. In addition, certifications by the Fund’s Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Item 1A. Risk Factors

The following discussion outlines certain risk factors that could affect the Fund’s results for 2009 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by us or on its behalf. Readers should carefully consider these risks and all other information contained in the annual report on Form 10-K, including the Fund’s consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones facing the Fund. Additional risks and uncertainties not presently known to the Fund, or not presently deemed material by the Fund, may also impair its operations and performance.

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

Our financial position and results of operations could be affected adversely if a significant portion of our portfolio is invested in industries that experience adverse economic or business conditions.

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of December 31, 2008, our investments in alternative energy represented 31.6% of the fair value of our portfolio. Of the 31.6% invested, 29.4% represented investments in solar energy and 2.2% represented investments in other fuel cell power. If an industry in which we have significant investments suffers from adverse business or economic conditions, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our financial results could be affected adversely if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in a greater number of companies.

Infinia Corporation., or Infinia, a developer of Stirling based products and solar technologies, is our largest portfolio investment. As of December 31, 2008, we held preferred stock in Infinia with a $20.3 million fair value. As of December 31, 2008 and December 31, 2007, our investment in Infinia represented 29.4% and 28.8%, respectively, of the fair value of our investment portfolio.

Currently, we are in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future. This disruption in the capital markets has contributed to the decrease in our net asset value and stock price, which has had, and could continue to, materially damage our business and operations.

Since late 2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. These market conditions were initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. For over a year, the global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. We believe that the U.S. economy has entered into a period of recession and forecasts for 2009 generally call for further weakness in the economy. As of December 31, 2008, our common stock was trading at $4.30 per share, or at 46.9% of net asset value.

We may be unable to monetize assets in a difficult market environment that precludes our target buyers from making investments at the fair values established by our board of directors. We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations, meet our liability maturities and to maintain compliance with our debt covenants. In addition, if the fair value of our assets declines substantially, we may fail to maintain the BDC asset coverage ratios stipulated by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, pay dividends and could cause us to breach certain covenants in our credit facilities, which could materially impair our business operations. Further asset value degradation may result from circumstances that we may be unable to control, such as a severe decline in the value of the U.S. dollar, a protracted economic downturn or an operational problem that affects third parties or us. Ongoing disruptive conditions could cause our stock price and net asset value to decline, restrict our business operations and could adversely impact our results of operations and financial condition.

If market constraints further prevent us from obtaining additional debt or equity capital, our liquidity could be adversely affected, our business prospects could be negatively impacted, we could lose key employees and our operating results could be negatively affected.

The current economic and capital market conditions in the U.S. have resulted in a severe reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. These conditions have constrained us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. If these conditions continue for a prolonged period of time, or worsen in the future, we could lose key employees and access to leverage and our business prospects could be negatively impacted. In addition, the debt capital that will be available, if at all, may be at a higher cost and/or less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share. In addition, issuing equity at depressed stock prices is dilutive to our stockholders, uneconomical and would impair our ability to grow. These events and inability to raise capital have resulted in the suspension of new originations, curtailed our ability to grow and had a negative impact on our liquidity and operating results. The continued inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and negatively impact our operating results.

If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced significantly or eliminated.

We have elected to be taxed for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. To qualify as a RIC under the Internal Revenue Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. If we do not distribute at least 98% of our annual taxable income, we generally will be required to pay an excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year. We have met our distribution requirements as a RIC for 2008. However, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. Consequently, if we are unable to obtain cash from other sources to satisfy our distributions to our stockholders, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

The Internal Revenue Service recently issued a Revenue Procedure that provides temporary cash flow relief to RICs, including BDCs, by allowing them to satisfy their federal tax income distribution requirements through the use of substantial amounts of their own stock, rather than solely cash or other RIC assets. Although there has been some guidance that suggests that distributions of stock consistent with the Revenue Procedure will not be viewed as violating the provisions of the 1940 Act relating to sales of shares below new asset value and do not need to be registered under the Securities Act of 1933, any such distributions require complicated compliance procedures and would be dilutive to existing stockholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may, in certain instances, result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our stockholders and us.

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

As of December 31, 2008, Metic Group plc was publicly listed on the AIM. The Fund adjusts its net asset value for changes in the value of this security on a daily basis.

The Fund depends upon Management, including its Adviser, for its future success.

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

As of December 31, 2008, the Fund had investments in 17 entities. A consequence of a limited number of investments is that changes in business or industry trends or in the financial condition, results of operations or the market’s assessment of any single portfolio company will affect the Fund’s net asset value and the market price of its common stock to a greater extent than would be the case if the Fund were a “diversified” company holding a greater number of investments.

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

The Fund’s portfolio generally consists of securities issued by privately held companies. There is generally little or no publicly available information about such companies, and the Fund must rely on the diligence of Management to obtain the information necessary for its decision to invest in them and in order to monitor them effectively. There can be no assurance that such diligence efforts will uncover all material information about such privately held businesses necessary to make fully informed investment decisions.

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

The Fund’s business requires a substantial amount of cash to operate. The Fund may borrow funds to pay contingencies or expenses or to make investments, to maintain its pass-through tax status as a RIC under Subchapter M of the Code. The Fund is permitted under the 1940 Act to borrow if, immediately after the borrowing, the Fund has an asset coverage ratio of at least 200%. That is, the Fund may borrow an amount equal to as much as 50% of the fair value of its total assets (including investments made with borrowed funds). The amount and nature of any such borrowings depend upon a number of factors over which the Fund has no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of its stockholders. On August 13, 2008, the Fund entered into a loan agreement with Amegy Bank providing it with a credit facility not to exceed $7.5 million. The agreement expires on February 15, 2010. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in its net asset value. While the “spread” between the current yield on its investments and the cost of any loan would augment the stockholders’ return from the Fund, if the spread narrows (because of an increase in the cost of debt or insufficient income on its investments), distributions to the stockholders could be adversely affected. This may render the Fund unable to meet its obligations to its lenders, which might then require it to liquidate some or all of its investments. There can be no assurance that the Fund would realize full value for its investments or recoup all of its capital if the Fund needed to liquidate its portfolio investments.

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

The Fund may not pay dividends.

On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend to be paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. The Fund will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

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

An economic downturn such as the one that the worldwide economy is currently experiencing, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may

adversely affect companies having an enterprise value varying from $15.0 to $75.0 million, which are the Fund’s primary market for investments. During periods of adverse economic conditions, these companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due. Any of the foregoing developments could cause the value of the Fund’s investments in these companies to decline. In addition, during periods of adverse economic conditions, the Fund may have difficulty accessing financial markets, which could make it more difficult or impossible for it to obtain funding for additional investments. These results could have a material adverse effect on its business, financial condition and results of operations.

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

The Fund’s common stock is listed on the New York Stock Exchange under the symbol “EQS”. The Fund had approximately 5,100 stockholders as of December 31, 2008, 913 of which were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2008, its net asset value was $9.16 per share of its common stock.

The following table reflects the high and low closing sales prices per share of its common stock on the New York Stock Exchange, net asset value, or NAV and quarterly dividends declared per share for the two years ended December 31, 2008, by quarter:

	2008				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$7.13	$7.32	$7.34	$6.30	$8.81	$9.30	$8.85	$7.72
Low	$5.71	$6.75	$6.02	$3.90	$8.29	$8.49	$7.00	$5.93
NAV	$12.20	$12.00	$11.41	$9.16	$11.21	$11.15	$10.54	$12.29
Dividends Declared	$0.158	$0.158	$0.158	$0.158	$0.125	$0.125	$0.125	$0.125

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

On October 23, 2006, the Fund announced a quarterly managed distribution policy pursuant to which the Fund issued dividends at a minimum annual rate of $0.50 per share. The Fund declared four dividends in 2007 totaling $4.1 million ($0.50 per share). The Fund paid $2.3 million in cash and issued 236,930 additional shares of stock. On February 19, 2008, the Fund revised the managed distribution policy to issue quarterly distributions at a minimum rate of 10% of the year-end closing price per share. During 2008, the Fund paid $2.1 million in cash and issued 587,899 additional shares of stock.

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

During the fiscal years ended December 31, 2008 and December 31, 2007, respectively, the Fund did not sell any securities that were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2008 (in thousands, except per share data):

	2008	2007	2006	2005	2004
(in thousands, except per share amounts)
Total investment income	$3,181	$4,857	$6,016	$2,530	$6,196
Net investment (loss) income	$(713)	$(523)	$(102)	$(3,134)	$3,706
Net realized gain (loss) of portfolio securities	$924	$5,264	$19,012	$1,237	$(5,474)
Net change in unrealized (depreciation) appreciation of portfolio securities	$(19,873)	$7,526	$(4,751)	$18,617	$3,003
Net (decrease) increase in net assets resulting from operations	$(19,662)	$12,267	$14,159	$16,720	$1,236
Dividends declared	$5,332	$4,123	$19,454	$—	$3,560
Total assets	$124,063	$134,730	$125,866	$143,984	$94,622
Total net assets	$78,435	$103,216	$93,236	$92,602	$68,600
Net cash (used in) provided by operating activities	$(32,138)	$(18,264)	$59,930	$(24,026)	$57,265
Shares outstanding at end of year	8,565	8,401	8,164	7,377	6,507
Weighted average shares outstanding, basic and diluted:	8,429	8,251	7,949	6,948	6,462

Per Share Data:
	2008	2007	2006	2005	2004
Net investment (loss) income	$(0.08)	$(0.06)	$(0.01)	$(0.45)	$0.57
Net realized gain (loss) of portfolio securities	$0.11	$0.64	$2.39	$0.18	$(0.84)
Net change in unrealized (depreciation) appreciation of portfolio securities	$(2.36)	$0.91	$(0.60)	$2.68	$0.46
Net (decrease) increase in net amounts resulting from operations per share, basic and diluted	$(2.33)	$1.49	$1.78	$2.41	$0.19
Dividends declared	$0.63	$0.50	$2.63	$—	$0.57
Net asset value (including unrealized appreciation)	$9.16	$12.29	$11.42	$12.55	$10.54

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fund is a business development company that provides financing solutions for small capitalization companies. The Fund began operations in 1983. The Fund’s investment objective is to generate investment income and long-term capital gains through a total return investment strategy under which it invests in debt and equity securities of small-capitalization, privately held companies.

In June 2005, the Fund retained Moore Clayton Capital Advisors, Inc., or the Adviser, as its registered investment adviser to manage its portfolio and provide access to investment opportunities. The Adviser is a group company of MCC Global NV, or MCC, an international investment advisory firm that currently holds 10% of the Fund’s common stock.

As a business development company, the Fund is required to comply with certain regulatory requirements. For instance, the Fund generally has to invest at least 70% of its total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and short-term high-quality debt investments. The Fund is a RIC under Subchapter M of the Code. To qualify as a RIC, the Fund must meet certain source of income and asset diversification requirements. If it complies with the provisions of Subchapter M, the Fund generally does not have to pay corporate-level income taxes on any income that distributed to the Fund’s stockholders.

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

Operating Activities. The Fund uses cash to make new investments and follow-on investments in its existing portfolio companies. The Fund records these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, the Fund carries its investments in its financial statements at fair value, as determined by the Fund’s board of directors. See “—Significant Accounting Policies – Valuation” below. As of December 31, 2008, the Fund had invested 70% of its net assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, the Fund had invested 8.1% by value in shares of common stock, 20.2% in membership interests in limited liability companies, 25.5% in preferred stock and 33.8% in various debt instruments. Also as of

December 31, 2008, the Fund had invested the proceeds of borrowings on margin (as discussed below under “—Financing Activities”) in short-term, highly liquid investments, consisting primarily of U.S. Treasury Bills, interest-bearing bank accounts and certificates of deposit, that are, in the opinion of the Adviser, appropriate for the preservation of the principal amount of such instruments.

Under certain circumstances, the Fund makes follow-on investments in some of its portfolio companies. As of December 31, 2008, the Fund had commitments to make $4.2 million in investments in two existing portfolio companies. The Fund is committed to $3.2 million in HealthSPAC, LLC and $1.0 million to RP&C Investments International LLC. See “—Portfolio Companies – HealthSPAC LLC” and “—Portfolio Companies – RP&C Investments International LLC” below.

Financing Activities. From time to time, the Fund uses leverage to finance a portion of its investments. The Fund then repays such debt from the sale of portfolio securities. Under the 1940 Act, the Fund has the ability to borrow funds and issue debt securities or preferred stock, which are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of the Fund’s portfolio investments, it periodically borrows funds to make qualifying investments in order to maintain its qualification as a RIC. During 2008 and 2007, the Fund borrowed such funds by accessing a margin account with a securities brokerage firm. The Fund invests the proceeds of these margin loans in high-quality securities such U.S. Treasury securities until they are repaid. The Fund refers to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, the Fund cannot borrow funds to make such qualifying investments at the end of any future quarter, it may not qualify as a RIC and would become subject to corporate-level income tax on its net investment income and realized capital gains, if any. In addition, the Fund’s distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend to be paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. The Fund will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

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

Publicly traded portfolio securities. The Fund values investments in companies whose securities are publicly traded at their quoted market prices at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities, which the Fund refers to as the valuation discount, if applicable. As of December 31, 2008, one of the Fund’s portfolio securities, Metic Group plc, was publicly listed on the AIM.

The Fund adjusts its net asset value for changes in the value of this security on a daily basis. As of December 31, 2007 and 2006, the Fund had no investments in publicly traded securities.

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

Federal Income Taxes

The Fund intends to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as it complies with these requirements, the Fund generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, the Fund did not record a provision for federal income taxes in its financial statements. As of December 31, 2008, the Fund had no capital loss carry forward as it was fully utilized during 2006. The Fund may borrow money from time to time to maintain its status as a RIC under the Code. See “—Overview – Financing Activities” above.

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

Recent Accounting Pronouncements

On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FSP 157-2 was issued, which deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. We deferred the adoption of SFAS 157 for our nonfinancial assets and liabilities. We are assessing the potential impact that adoption of SFAS 157 for our nonfinancial assets and liabilities may have on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Based upon its review, the Fund has elected not to adopt SFAS No. 159 for financial liabilities that were in the portfolio as of December 31, 2008. The Fund believes that the adoption of SFAS No. 159 has had no impact on its financial position, results of operations or cash flows.

Current Market Conditions

During the year ended December 31, 2008, the state of the economy in the U.S. and abroad continued to deteriorate to what many believe is a recession, which could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in fair value of their assets. The failure of a number of banks and investment companies, distressed mergers and acquisitions, and the government take-over of the nation’s two largest government-sponsored mortgage companies led to the passage of the $700 billion Emergency Economic Stabilization Act in early October 2008. In addition, the stock market has declined significantly, with both the S&P 500 and the NYSE (on which EQS trades) declining nearly 40% between December 31, 2007 and December 31, 2008. As the recession deepened during 2008, unemployment rose and consumer confidence declined, which led to significant reductions in spending by both consumers and businesses. These events have significantly constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular.

These and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and business, adversely affecting a number of industries including those in which the Fund’s portfolio companies operate. Further, consistent with other companies in the financial services sector, the Fund has been adversely affected by many of these events. Between December 31, 2007 and December 31, 2008, the closing price of the Fund’s common stock has declined approximately 32% and is trading at a 53% discount.

Liquidity and Capital Resources

The Fund generates cash primarily from sales of securities and borrowings, as well as capital gains realized upon the sale of portfolio investments. The Fund uses cash primarily to make additional investments, either in new companies or as follow-on investments in the existing portfolio companies and to pay the dividends to its stockholders.

Management is currently evaluating the impact of current market conditions on its portfolio company valuations and their ability to provide current income. Management has followed valuation techniques in a consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. If necessary to meet the Fund’s investment commitments of $4.2 million, the Fund has a secured $7.5 million revolving line of credit facility with Amegy Bank. The Fund has not yet borrowed under this facility. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Year Ended December 31, 2008

As of December 31, 2008, the Fund had total assets of $124.1 million, of which $69.0 million were invested in portfolio investments and $8.6 million were invested in temporary cash investments. Among the Fund’s portfolio investments, $26.5 (at fair value) million were in the form of notes receivable from portfolio companies as of December 31, 2008. Of this amount, notes issued by four portfolio companies, having an aggregate value of $12.1 million, were currently paying cash interest in accordance with their terms.

As of December 31, 2008, the Fund also had $45.4 million of restricted cash and temporary investments, including primarily the proceeds of a quarter-end margin loan that the Fund incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $45.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The Fund sold U.S. Treasury bills on January 2, 2008 and Fund subsequently repaid this margin.

Operating Activities. The Fund used $32.1 million in cash for operating activities in 2008. In 2008, the Fund made investments in portfolio companies of $19.1 million and paid fees to its advisers, directors, banks and suppliers of $3.9 million, while realizing $0.9 million from the disposition of portfolio securities.

Financing Activities. The Fund provided $9.9 million in cash from financing activities for 2008. The Fund declared four dividends in 2008 totaling $5.3 million ($0.58 per share). The Fund paid $2.1 million in cash and issued 587,899 additional shares of stock. The Fund determined that the 2008 dividend payments should be classified as a 100% qualifying dividend, with 39% allocated to capital gain and 61% allocated to return of capital as of December 31, 2008.

On August 13, 2008, the Fund entered into a credit facility with Amegy Bank which provides for borrowings having a value of up to 20% of the fair value of its portfolio investments up to $7.5 million outstanding at any time. Amounts, if any, outstanding under this credit facility will accrue interest at an annual rate equal to the Amegy Prime Rate, plus an applicable premium as described in the credit facility and will be payable semiannually in arrears. This credit facility expires on February 15, 2010. It includes customary covenants and borrowing conditions and provides that any borrowings thereunder will be secured by liens on certain of its investments. To date, the Fund has not borrowed any amounts under this credit facility.

Year Ended December 31, 2007

As of December 31, 2007, the Fund had total assets of $134.7 million, of which $72.1 million were invested in portfolio investments and $30.9 million were invested in temporary cash investments. Among the Fund’s portfolio investments, $27.1 (at fair value) million were in the form of notes receivable from portfolio companies as of December 31, 2007. Of this amount, notes issued by four portfolio companies, having an aggregate value of $3.0 million, were currently paying cash interest in accordance with their terms.

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

Results of Operations

Investment Income and Expense

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Total income from portfolio securities was $2.6 million and $3.1 million in 2008 and 2007, respectively. The decrease in total investment income from 2007 to 2008 was largely due to secession of interest payments from Creekstone Florida Holdings, LLC., which generated $0.6 million in interest income in 2007, along with a decrease in interest due to the recapitalization of Sovereign Business Forms in 2008.

Interest from temporary cash investments was $0.6 million in 2008 and $1.7 million in 2007. Temporary cash investments (excluding the margin account) decreased from $30.9 million in 2007 to $8.6 million in 2008.

The Adviser receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $1.9 million and $1.7 million in 2008 and 2007, respectively, as the Fund maintained stable average net assets over the period. The Fund’s had no incentive fee expense in 2008. The Fund’s estimated expenses for incentive fees for 2007 were $0.9 million, due to the capital gains generated by the sale of Drilltec Corporation, Cedar Lodge Holdings, Inc. and final escrow payments from the 2006 sales of Champion Windows and Alenco Window Holdings, LLC. Director fees and expenses remained unchanged at $0.4 million in 2008 as compared to 2007.

Offering costs of $0.6 million were expensed in 2007 as the Fund abandoned the shareholders’ proposal authorizing the Fund to offer and sell, or to issue rights to acquire shares of its common stock at a price below the net asset value of such stock.

As a result of the factors described above, net investment loss after expenses was ($0.7 million) for 2008 as compared to ($0.5 million) for 2007.

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

Summary of New and Follow-On Investments

Year Ended December 31, 2008

During the twelve months ended December 31, 2008, the Fund invested $8.1 million in four new portfolio companies and made follow-on investments of $11.6 million in six portfolio companies, including $0.6 million in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes.

The following table includes significant new and follow-on investments during the year ended December 31, 2008 (in thousands):

	New		Follow-On		Total
Portfolio Company	Cash	Noncash	Cash	Noncash
Infinia Corporation	$—	$—	$5,000	$—	$5,000
Riptide Entertainment, LLC	—	—	4,725	—	4,725
1848 Capital Partners LLC	3,000	135	—	—	3,135
London Bridge Entertainment LLC	2,500	—	—	—	2,500
Trulite, Inc.	1,500	—	—	—	1,500
Nickent Golf, Inc.	—	—	1,180	$184	1,364
Metic Group plc	1,000	—	—	—	1,000
ConGlobal Industries Holding, Inc.	—	—	—	305	305
HealthSpac, LLC	—	—	208	—	208
Various others	—	—	—	7	7

	$8,000	$135	$11,113	$496	$19,744

On February 11, 2008, the Fund made a follow-on investment of $5.0 million in Infinia Corporation in the form of 160,720 Class B preferred shares.

On January 8, 2008, the Fund invested an additional $1.6 million as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note. On May 12, 2008, the Fund made a follow-on investment in Riptide Entertainment, LLC of $3.0 million for an 8% promissory note. These investments were expected to fund the Ripley’s Believe It or Not Museum franchise located in London, UK. Additional follow-on investments include 8% promissory notes for $0.1 million on October 25, 2008, all maturing in 2013.

On January 17, 2008, the Fund invested $3.0 million in 1848 Capital Partners, LLC, an entertainment company in the form of an 18% promissory note.

On August 19, 2008, the Fund invested $2.5 million in London Bridge Entertainment Partners LLC, an entertainment company in the form of an 18% promissory note.

On July 30, 2008, the Fund invested $1.5 million in Trulite, Inc., a renewable energy company, in the form of a 15% promissory note.

On February 26, 2008, the Fund made a follow-on investment of $1.0 million in Nickent Golf, Inc. in the form of preferred stock. The Fund invested an additional $0.2 million in 2008, in the form of a 13% promissory note, maturing in 2009.

On August 4, 2008, the Fund invested $1.0 million in Metic Group plc, in the form of a convertible note. On December 27, 2008, Metic was listed on the AIM, and the Fund’s note was converted to 1,830,660 shares of common stock.

Year Ended December 31, 2007

During the twelve months ended December 31, 2007, the Fund invested $21.2 million in five new portfolio companies and made follow-on investments of $7.0 million in seven portfolio companies, including $0.7 million in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes.

The following table includes significant new and follow-on investments during the year ended December 31, 2007 (in thousands):

	New		Follow-On		Total
Portfolio Company	Cash	Noncash	Cash	Noncash
Nickent Golf, Inc	$10,000	$66	$—	$—	$10,066
Equus Media Development Company, LLC	5,000	—	—	—	5,000
Riptide Entertainment LLC	—	—	3,835	—	3,835
Big Apple Entertainment Partners LLC	3,000	—	—	—	3,000
Infinia Corporation	3,000	—	—	—	3,000
RP&C International Investments LLC	—	—	2,009	—	2,009
Various others	100	—	525	670	1,295

	$21,100	$66	$6,369	$670	$28,205

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

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2008

During 2008, the Fund realized net capital gains of $0.9 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain
ConGlobal Industries Holding, Inc.	Shipping products and services	Control, non-majority	$625
RP&C International Investments LLC	Healthcare	Affiliate	351
Various others			(52)

			$924

Year Ended December 31, 2007

During 2007, the Fund realized net capital gains of $5.3 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain/(Loss)
The Drilltec Corporation	Industrial products and services	Non-affiliate	$3,830
Champion Window Holdings, Inc.	Residential building products	Control	1,403
Cedar Lodge Holdings, Inc.	Real estate	Control	609
TurfGrass America Inc.	Residential building products	Affiliate	(960)
Various others			382

			$5,264

Year Ended December 31, 2006

During 2006, the Fund realized net capital gains of $19.0 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain/(Loss)
Champion Window Holdings, Inc.	Residential building products	Control	$26,969
Jones Industrial Holdings, Inc.	Industrial products and services	Control	1,137
Doane PetCare Enterprises, Inc.	Consumer goods and services	Non-affiliate	1,034
Equicom, Inc.	Media	Control	(10,334)
Various others			206

			$19,012

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2008

During 2008, the Fund’s net unrealized appreciation on investments decreased by $19.9 million to a net unrealized depreciation position of $3.1 million as of December 31, 2008. This decrease in appreciation resulted primarily from the decrease in the estimated fair values of Nickent Golf, Inc., Infinia Corporation and Creekstone Florida Holdings, LLC, which the Fund revalued based on current market conditions and operations in 2008. The Fund had additional increases in unrealized appreciation due to increases in fair value of three portfolio companies aggregating $0.9 million. This change was primarily comprised of ConGlobal Industries and Sovereign Business Forms.

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

Portfolio Securities

During 2008, the Fund invested $8.1 million in four new portfolio companies and made follow-on investments in six companies, including $0.3 million in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes. As of December 31, 2008, the Fund had active investments in the following entities or portfolio companies:

1848 Capital Partners, LLC

1848 Capital Partners, LLC is the owner of the management and sponsor’s interest in several private companies, among them: Big Apple Entertainment Partners LLC, London Bridge Entertainment Partners LLP,

Sunbelt Diversified Enterprises LLC and, Jet Support Services, Inc. During 2008, the Fund invested $3.0 million in the form of a promissory note with a stated interest rate of 18% maturing in January 2011.

Big Apple Entertainment Partners LLC

Big Apple Entertainment Partners LLC (“Big Apple”) is a franchisee of Ripley Attractions, Inc. formed to develop and operate the Ripley’s Times Square Odditorium in New York City. During 2007, the Fund invested $3.0 million in the form of a promissory note with a stated annual interest rate of 18% maturing in October 2009.

The Bradshaw Group, Inc.

The Bradshaw Group, Inc. (“Bradshaw”) is a resource for large volume printer users to find cost effective options for laser print equipment, service, parts and supplies. The Fund’s initial investment in The Bradshaw Group consisted of 1,335,000 shares of preferred stock, a warrant to purchase 2,229,450 shares of common stock at a purchase price of $0.01 per share which would have expired in May 2008, a promissory note in the amount of $0.5 million with a stated annual interest rate of 15% and a promissory note in the amount of $0.4 million which bore a stated annual interest rate equal to the prime rate (as defined therein) plus 4%. Following an October 2006 decision to exchange the original securities for various classes of preferred stock, the Fund’s investment consists of 726,806 shares of Class B preferred stock with a 12.25% paid in-kind dividend, 38,750 shares of Class C preferred stock with no dividend rights, 1,042,988 shares of Class D preferred stock with a 15% paid in-kind stock dividend, 2,587,203 shares of Class E preferred stock with an 8% paid in-kind stock dividend and 2,229,450 warrants to purchase common stock at a purchase price of $0.01 per share which expires in May 2016. This package of investments represents a fully diluted equity interest in The Bradshaw Group of 18%. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of The Bradshaw Group.

ConGlobal Industries Holding, Inc. and Affiliates

As of December 31, 2008, the Fund’s investment in ConGlobal consisted of 24,397,303 shares of common stock, and a $3.6 million subordinated promissory note. The Fund’s investment in ConGlobal represents a fully diluted equity interest of 32.2%.

In 2002, subsequent to its initial investment in ConGlobal, the Fund formed CCI-ANI Finance for the purpose of making a follow-on investment in ConGlobal by purchasing a subordinated seller note from a former owner of Container-Care International, an affiliate of ConGlobal. The Fund owns 100% of CCI-ANI Finance and, as of December 31, 2008, the Fund valued its ownership interest at $3.0 million.

The Fund also made a $1.0 million follow-on investment in ConGlobal in June 2005. This investment took the form of a 66.67% (67.95% at December 31, 2008) member’s interest in JL Madre LLC, a holding company affiliate of ConGlobal. Members of ConGlobal’s management team purchased other member’s interests in JL Madre for $0.5 million. The Fund’s $1.0 million investment also included the purchase of a 10% senior participating note issued by JL Madre. This promissory note is scheduled to mature in September 2011. At December 31, 2008, the Fund valued its investment in J.L. Madre at $0.9 million. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of ConGlobal.

Creekstone Florida Holdings, LLC

Creekstone Florida Holdings, LLC “(Creekstone Florida”)was the Fund’s first investment in the real estate market. The Fund formed this investment vehicle for the purpose of holding its investment in the Creekstone Island Reserve condominium development project, which, upon completion, is expected to include 299 condominium homes and townhomes. As of December 31, 2008, the Fund’s investment in Creekstone was valued at $0 as current market conditions, particularly the downturn of the Florida real estate market, have impacted the company’s ability to meet current loan covenants.

Equus Media Development Company LLC

Equus Media Development Company, LLC (“EMDC”), a wholly-owned subsidiary of the Fund, was formed by the Fund in January 2007. EMDC has a development financing agreement with Kopelson Entertainment for the purchase of creative material to be used for commercial exploitation in a variety of media platforms, including, but not limited to the production of motion pictures. As of December 31, 2008, EMDC had several projects in development and was valued at $5.0 million. Paula Douglass, Vice President of the Fund, serves as President of EMDC.

HealthSPAC, LLC

HealthSPAC, LLC (“HealthSPAC”) was formed to develop special purpose acquisition companies, or SPACs, focused on healthcare opportunities. HealthSPAC will identify specific industry opportunities within the healthcare sector that it believes can thrive under the SPAC financing model, with an emphasis on cash generation and opportunity for growth. As of December 31, 2008, the Fund’s investment in HealthSPAC consisted of a 40% membership interest and a promissory note with a value at $0.3 million. The Fund has a remaining commitment of $3.2 million. Kenneth Denos, Chief Executive Officer of the Fund, serves as a director of HealthSPAC.

Infinia Corporation

Infinia Corporation (“Infinia”), based in Kennewick, WA, is a leading developer of Stirling-cycle based products and technologies. Operating without internal combustion, a Stirling engine utilizes a temperature differential to drive a piston and produce electricity. Along with other Stirling based products, Infinia is focused on commercializing a Stirling power system operating on concentrated solar energy for commercial and residential users. In June 2007, the Fund made an investment of $3.0 million in exchange for 666,667 Class A Preferred Shares in Infinia Corporation, to further the company’s sales and product development programs and for company operations. In February 2008, the Fund made a follow-on investment of $5.0 million in exchange for 160,720 Class B preferred shares. As of December 31, 2008, the Fund recorded a significant increase in the valuation of Infinia Corporation, with an increase in unrealized appreciation of $12.3 million on its investments. Sharon Clayton, Co-Chairman of the Adviser, serves on the Board of Directors of Infinia Corporation.

London Bridge Entertainment Partners LLC

London Bridge Entertainment Partners LLC is a franchisee of Ripley Attractions, Inc. formed to develop and operate the Ripley’s Believe It Or Not Museum located in Piccadilly Circus, London. During 2008, the Fund invested $2.5 million in the form of a promissory note with a stated annual interest rate of 18% maturing in August 2010.

Metic Group plc

Metic Group plc (“Metic”) is the largest provider of specialist architectural roof glazing for commercial buildings in the United Kingdom and one of the leaders in the UK glass facade industry. Its products fall into the broad categories of facades, roof systems, internal glazing and specialist structures, with facades and roof systems accounting for the majority of its revenues. Metic is involved in projects in both the public sector (hospitals, universities, colleges and schools) and the private sector (offices, shopping centers and arenas). A growing proportion of the Company’s revenues are derived outside the UK, particularly the Middle East and South America. In December 2008, the Fund’s investment of $1.0 million was converted to common shares when Metic listed on London’s AIM market under the symbol METC.L.

Nickent Golf, Inc.

Nickent Golf, Inc. (“Nickent”) based in City of Industry, CA, is a market leader in the rapidly expanding, hybrid club segment of the golf industry and is an emerging leader in game-enhancement technology. Nickent’s development process is driven by its dedication to advanced technologies and focus on design innovation. Nickent is the official OEM sponsor of the Golf Channel’s Nationwide Tour coverage. As of December 31, 2008, the Fund’s investment in Nickent has a cost of $9.4 million and a value of $0.2 million, which consists of promissory notes with a stated annual interest rate of 13% along with 3 million shares of Class A convertible preferred stock and warrants to purchase 600,830 shares of common stock. On January 2, 2009, the Fund announced a write down of its debt and equity investment in Nickent based on Nickent’s current financial condition and the effects of the market economy on Nickent’s business. The remaining fair value of the Fund’s investment represents a short-term loan secured by certain accounts receivable of Nickent. Anthony R. Moore, a Director of the Fund and a director of the Adviser, serves on the board of directors of Nickent Golf, Inc. as its chairman.

PalletOne, Inc.

The Fund understands that PalletOne, Inc. (“PalletOne”) is the largest wooden pallet manufacturer in the United States, operating 16 facilities in eleven states. PalletOne also owns and operates a major Florida-based wood treating plant. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis. As of December 31, 2008, the Fund’s investment in PalletOne consisted of 350,000 shares of common stock, which represent a fully diluted equity interest of approximate 19%. The investment was valued at zero as PalletOne and its industry have been impacted severely by the recession in the homebuilding industry. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of PalletOne.

Riptide Entertainment LLC

Riptide Entertainment LLC (“Riptide”) was formed to develop, own and operate family entertainment properties throughout the world. As of December 31, 2008, the Fund’s investment in Riptide Entertainment had a cost and value of $9.6 million, which consisted of promissory notes having principal amounts totaling $7.4 million and a stated annual interest rate of 8%, together with an investment of $0.1 million in the form of a 64.67% member’s interest in Riptide Entertainment. Anthony R. Moore, a Director of the Fund and Gary Forbes, a Senior Vice President of the Fund, serve as directors of Riptide.

RP&C International Investments LLC

On August 11, 2006, the Fund committed to invest up to $11.1 million to acquire a 17.2% equity interest in RP&C International Investments LLC (“RP&C”). RP&C is an investment fund formed for the purpose of investing in mezzanine loans or preferred equity interests to be issued by nursing and residential care homes in the United Kingdom or Germany. Each eligible facility must be fully licensed, receive its cash flow directly or indirectly from governmental or government-supported sources in such jurisdictions and meet certain other operating criteria. This fund’s investments in facilities are expected to have a term of one to four years, yield at least 9% per annum and benefit from a pledge of the equity in such facilities and various operating covenants and conditions. As of December 31, 2008, the Fund’s investment in RP&C represents an approximate 17% member’s interest and consisted of a $0.5 million loan that is scheduled to earn interest at 9% payable quarterly in arrears. Anthony R. Moore, a Director of the Fund and Kenneth Denos, Chief Executive Officer of the Fund, serve on the Investment Committee of RP&C.

Sovereign Business Forms, Inc.

Sovereign Business Forms, Inc. (“Sovereign”) was founded in 1996 to participate in the consolidation of the highly fragmented, wholesale business forms industry. Today, the Fund understands that Sovereign is one of the ten largest manufacturers and wholesalers of custom business forms in the United States. Sovereign operates five manufacturing plants with a combined market reach covering much of the central and eastern United States, Texas and Louisiana. As of December 31, 2008, the Fund’s investment in Sovereign consisted of a 12% subordinated promissory note in the principal amount of $3.2 million and 1,214,630 shares of common stock. The Fund believes its investment represents a fully diluted equity interest in Sovereign of 55.25%. As of December 31, 2008, the Fund’s investment in Sovereign comprised approximately 10.3% of its total net assets. The business forms industry is mature and highly competitive. Gary Forbes, a Senior Vice President of the Fund, serves on Sovereign’s board of directors.

Spectrum Management, LLC

Spectrum Management, LLC (“Spectrum”) uses proprietary electronic tracking equipment and software, and a full suite of custom services to help client organizations protect or recover high-value merchandise and cash. This equipment and software also benefits law enforcement agencies by reducing the occurrence of robberies and by assisting in the apprehension of perpetrators. As of December 31, 2008, the Fund’s investment in Spectrum Management consisted of 285,000 units of Class A Members’ interest, a 16% subordinated promissory note in the amount of $1.3 million and a 16% subordinated promissory note in the amount of $0.4 million due May 28, 2011. The Fund believes its investment in Spectrum Management represents a fully diluted equity interest of 79%. As of December 31, 2008, the Fund’s investment in Spectrum Management comprised in excess of 10.3% of the Fund’s total net assets. Spectrum Management has a diverse customer base. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of Spectrum Management.

Trulite, Inc.

Trulite, Inc. (“Trulite”) is a leader in safe, clean, affordable, portable hybrid power generation products that are also user friendly. The company’s flagship product, the KH4 generator, is capable of filling existing critical power voids in the 50W through 250W power markets. The KH4 is being launched in the marketplace, and plans to fill clean power needs up to 5KW with other products that are currently in development. During 2008, the Fund invested $1.5 million in the form of a promissory note with a stated annual interest rate of 15% maturing in August 2009. Kenneth I Denos, Chief Executive Officer of the Fund, and Paula T. Douglass, Vice Chairman of the Adviser, serve on the board of directors of Trulite, Inc.

Off Balance Sheet Arrangements

As of December 31, 2008 and 2007, the Fund did not have any off-balance sheet liabilities that are reasonably likely to have a current or future material effect on the Fund’s financial condition, other than the investment advisory and management agreement and the administration agreement, which are described below.

Contractual Obligations

The Fund has entered into four contracts under which it expects to have material future commitments, the Advisory Agreement between the Fund and the Adviser, pursuant to which the Adviser has agreed to serve as the Fund’s investment advisor; and the Administration Agreement between the Fund and the Administrator, pursuant to which the Administrator has agreed to furnish the Fund with the facilities and administrative services necessary to conduct the Fund’s day-to-day operations and to provide managerial assistance on its behalf to portfolio companies to which the Fund is required to provide such assistance. Both the Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not more than 60 days written notice to the other.

The remaining commitment as of December 31, 2008 relate to the Fund’s portfolio company investments and are summarized as follow (in thousands):

Portfolio Company	Original Commitment	Remaining Commitment
HealthSPAC, LLC(1)	$5,000	$3,227
RP&C International Investments LLC	11,100	1,000

		$4,227

(1)	Funding of the remaining commitment has been postponed until 2010 at the earliest.

Dividends

The Fund declared four dividends in 2008, totaling $0.63 per share. The 2008 dividends were 100% qualified and classified as 39% capital gains distribution and 61% return of capital. The Fund declared four dividends in 2007 totaling $0.50 per share. The 2007 dividends were 100% qualifying and classified as capital gain distributions. The Fund declared two dividends in 2006 totaling $2.625 per share. The 2006 dividends were 100% qualifying with $1.769 per share classified as ordinary income dividends and $0.856 per share classified as a capital gain distribution.

Common Stock Repurchases

On September 16, 2008, the Fund repurchased an aggregate of 423,960 shares of its common stock, representing 4.9% of its outstanding shares, from unaffiliated third parties in a private transaction. In compliance with federal law, the sale was effected at the shares’ market price computed as the 5-day volume-weighted average closing price prior to the date of sale, which was September 11, 2008. The shares were repurchased at a discount to the Fund’s net asset value and subsequently retired.

There were no common stock repurchases in 2007.

Subsequent Events

On January 2, 2009, the Fund sold U.S. Treasury Bills for $45.0 million and repaid its year-end margin loan.

On February 27, 2009, the Fund announced the declaration of a first quarter dividend of $0.1075 per share in accordance with the Fund’s revised managed distribution policy, pursuant to which it intends to pay 10% of the Fund’s market value based on the 2008 year-end closing price of $4.30. This dividend is payable on March 30, 2009 to shareholders of record as of March 9, 2009. The dividend will be payable in shares of common stock. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2009, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend to be paid on March 30, 2009.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Alternative Energy includes one portfolio company and was 27.8% of the net asset value and 31.6% of the Fund’s investments in portfolio company securities (at fair value) as of December 31, 2008. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc. (formerly Equus II Incorporated):

We have audited the accompanying balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 2008 and 2007 and the related statements of operations, changes in net assets and cash flows for each of the three years ended December 31, 2008 and the selected per share data and ratios for each of the four years ended December 31, 2008. These financial statements and selected per share data and ratios are the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Equus Total Return, Inc.’s internal control over financial reporting as of December 31, 2008 and 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years ended December 31, 2008 and the selected per share data and ratios for each of the four years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, the Fund adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurement and Statement of Financial Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.

As discussed in Note 3, the financial statements include investments in portfolio securities valued at (in thousands) $69,036 and $72,102 (88.0% and 69.9% of net assets) as of December 31, 2008 and 2007, respectively, whose values have been estimated by the Adviser and approved by the Board of Directors of Equus Total Return, Inc. in the absence of readily ascertainable market values. Those estimated values may differ materially from the values that would have been used had a ready market for the securities existed.

/s/ UHY LLP
UHY LLP

Houston, Texas

March 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Equus Total Return, Inc. (formerly Equus II Incorporated):

In our opinion, the accompanying selected per share data and ratios present fairly, in all material respects, the financial highlights of Equus Total Return, Inc. (formerly Equus II, Incorporated) (a Delaware corporation) for the one year in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these selected per share data and ratios based on our audit. We conducted our audit of these selected per share data and ratios in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Houston, TX

March 21, 2005

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(in thousands, except per share amounts)	December 31, 2008	December 31, 2007
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $36,808 and $23,444 respectively)	$37,190	$25,646
Affiliate investments (cost at $18,353 and $14,721 respectively)	20,974	32,111
Non-affiliate investments (cost at $16,930 and $17,118 respectively)	10,872	14,345

Total investments in portfolio securities at fair value	69,036	72,102
Restricted cash & temporary investments, at cost which approximates fair value	45,419	30,296
Cash	71	28
Temporary cash investments, at cost which approximates fair value	8,585	30,912
Accounts receivable	8	107
Accrued interest and dividends receivable due from portfolio companies	944	1,023
Escrowed receivables, at fair value	—	262

Total assets	$124,063	$134,730

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$204	$108
Due to Adviser	455	1,410
Borrowing under margin account	44,969	29,996

Total liabilities	45,628	31,514

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000 shares authorized, 8,565 and 8,401 shares outstanding, respectively	9	8
Additional paid-in capital	85,966	89,021
Undistributed net investment losses	(4,485)	(3,772)
Undistributed net capital gains	—	1,141
Unrealized (depreciation) appreciation of portfolio securities, net	(3,055)	16,818

Total net assets	$78,435	$103,216

Net assets per share	$9.16	$12.29

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands, except per share amounts)	2008	2007	2006
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$1,023	$581	$4,179
Affiliate investments	492	768	15
Non-affiliate investments	1,116	1,762	—

Total interest and dividend income	2,631	3,111	4,194
Interest from temporary cash investments	550	1,746	1,822

Total investment income	3,181	4,857	6,016

Expenses:
Management fee	1,861	1,730	1,752
Incentive fee	—	903	1,956
Professional fees	828	860	1,020
Administrative fees	450	450	450
Director fees and expenses	434	381	441
Mailing, printing and other expenses	259	261	227
Interest expense	49	83	157
Taxes	13	103	115
Offering costs	—	609	—

Total expenses	3,894	5,380	6,118

Net investment loss	(713)	(523)	(102)

Net realized gain (loss) on portfolio securities:
Control investments	625	1,242	17,803
Affiliate investments	351	—	564
Non-affiliate investments	(52)	4,022	645

Total net realized gain on portfolio securities	924	5,264	19,012

Net unrealized (depreciation) appreciation of portfolio securities:
End of period	(3,055)	16,818	9,292
Beginning of period	16,818	9,292	14,043

Net change in unrealized (depreciation) appreciation of portfolio securities	(19,873)	7,526	(4,751)

Net (decrease) increase in net assets resulting from operations	$(19,662)	$12,267	$14,159

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(2.33)	$1.49	$1.78

Weighted average shares outstanding, in thousands
Basic and diluted	8,429	8,251	7,949

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands)	2008	2007	2006
(Decrease) increase in net assets from operations
Net investment loss	$(713)	$(523)	$(102)
Net realized gain on portfolio securities	924	5,264	19,012
Net change in unrealized (depreciation) appreciation of portfolio securities	(19,873)	7,526	(4,751)

Net increase (decrease) in net assets resulting from operations	(19,662)	12,267	14,159

Distributions to stockholders
Distributions of realized gains	(2,065)	(4,123)	(9,254)
Return of capital distribution	(3,267)	—	(10,200)

Net decrease in net assets resulting from stockholder distributions	(5,332)	(4,123)	(19,454)
Capital share transactions:
Shares issued in lieu of cash dividend	3,223	1,836	5,929
Repurchase of common stock	(3,010)	—	—

Decrease in net assets resulting from capital share transactions	213	1,836	5,929

Decrease in net assets	(24,781)	9,980	634
Net assets at beginning of period	103,216	93,236	92,602

Net assets at end of period	$78,435	$103,216	$93,236

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands)	2008	2007	2006
Reconciliation of (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net (decrease) increase in net assets resulting from operations	$(19,662)	$12,267	$14,159
Adjustments to reconcile (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gain on dispositions of portfolio securities	(924)	(5,264)	(19,012)
Net change in unrealized (depreciation) appreciation of portfolio securities	19,873	(7,526)	4,751
Amortization of original issue discount and origination fees	165	92	196
Change in operating assets and liabilities:
Purchase of portfolio securities	(19,113)	(27,469)	(9,860)
Proceeds from dispositions of portfolio securities	3,861	6,823	44,029
Principal payments from portfolio securities	—	4,697	3,852
Purchases of restricted cash and temporary investments	(15,123)	(18)	20,167
Decrease (increase) in accounts receivable	99	40	(97)
Increase in accrued interest and dividends receivable due from portfolio securities	(717)	(1,323)	(1,474)
Decrease in deferred offering costs	—	609	—
Decrease (increase) in escrowed receivables	262	(59)	2,004
Increase (decrease) in accounts payable and accrued liabilities	96	(121)	(69)
(Decrease) increase in due to adviser	(955)	(1,012)	1,284

Net cash (used in) provided by operating activities	$(32,138)	$(18,264)	$59,930

Cash flows from financing activities:
Borrowings under margin account	185,960	89,957	129,868
Repayments under margin account	(170,987)	(89,940)	(149,835)
Dividends paid	(2,109)	(2,287)	(13,525)
Repurchase of common stock	(3,010)	—	—
Cash paid for deferred offering costs	—	(25)	(584)

Net cash provided by (used in) financing activities	9,854	(2,295)	(34,076)

Net (decrease) increase in cash and cash equivalents	(22,284)	(20,559)	25,854
Cash and cash equivalents at beginning of period	30,940	51,499	25,645

Cash and cash equivalents at end of period	$8,656	$30,940	$51,499

Non-cash financing activities:
Shares issued in lieu of cash dividend	$3,223	$1,836	$5,929

Accrued interest or dividends exchanged for portfolio securities	$796	$828	$1,448

Supplemental disclosure of cash flow information:
Interest paid	$32	$106	$153

Income taxes paid	$13	$85	$115

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

FOR THE FIVE YEARS ENDED DECEMBER 31, 2008

	2008	2007	2006	2005	2004
Investment income	$0.38	$0.59	$0.76	$0.36	$0.96
Expenses	0.46	0.65	0.77	0.81	0.39

Net investment (loss) income	(0.08)	(0.06)	(0.01)	(0.45)	0.57
Net realized gain (loss) on portfolio securities	0.11	0.64	2.39	0.18	(0.84)
Net change in unrealized appreciation of portfolio securities	(2.36)	0.91	(0.60)	2.68	0.46

Net (decrease) increase in net assets resulting from operations	(2.33)	1.49	1.78	2.41	0.19

Capital transactions:
Officer’s notes settlement	—	—	—	—	0.10
Dividend declared	(0.63)	(0.50)	(2.63)	—	(0.57)
Share repurchase	0.36	—	—	—	0.18
Dilutive effect of shares issued in common stock dividend	(0.53)	(0.12)	(0.28)	(0.40)	(0.17)

Decrease in net assets resulting from capital transactions	(0.80)	(0.62)	(2.91)	(0.40)	(0.46)

Net decrease in net assets	(3.13)	0.87	(1.13)	2.01	(0.27)
Net assets at beginning of period	12.29	11.42	12.55	10.54	10.81

Net assets at end of period, basic and diluted	$9.16	$12.29	$11.42	$12.55	$10.54

Weighted average number of shares outstanding during period, in thousands	8,429	8,251	7,949	6,948	6,462
Market value per share at end of period	$4.30	$6.31	$8.54	$8.93	$7.71
Selected ratios:
Ratio of expenses to average net assets	4.29%	5.48%	6.58%	7.03%	3.55%
Ratio of net investment loss to average net assets	(0.79)%	(0.53)%	(0.11)%	(3.89)%	5.29%
Ratio of net increase in net assets resulting from operations to average net assets	(21.65)%	12.49%	15.24%	20.74%	1.76%
Total return on market price*	(21.84)%	(20.26)%	25.08%	15.82%	2.90%

*	Adjusted for dividends and can be calculated as the December 31, 2008 market value plus year-to-date dividends declared less December 31, 2007 market value, divided by December 31, 2007 market value.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2008

Name and Location of Portfolio Company	Industry	Date of Initial Investment(4)	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control investments: Majority-owned(7):
Equus Media Development Company, LLC	Media	January 2007	Member interest (100%)		$5,000	$5,000
Houston, TX

Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%)		65	—
			8% promissory notes	$9,560	9,560	7,437

Sovereign Business Forms, Inc.(8) Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock(1)		5,080	4,800
			12% promissory notes(1)	3,250	3,250	3,250

Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest		2,850	6,419
			16% subordinated promissory note(1)	1,690	1,690	1,690

Total Control investments: Majority-owned (represents 41.4% of total investments at fair value)					$27,495	$28,596

Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock		$1,370	$790
			7% promissory note	3,570	3,570	3,570
			Member interest in CCI-ANI Finance, LLC		2,734	2,989
			Member interest (66.7%) in JL Madre, LLC(1)		865	936

HealthSPAC, LLC	Healthcare	December 2006	Member interest (40%)		40	40
El Segundo, CA			12% promissory note	734	734	269

Total Control Investments: Non-majority Owned (represents 12.5% of total investments at fair value)					$9,313	8,594

Total Control Investments: (represents 53.9% of total investments at fair value)					$36,808	37,190

Affiliate Investments(5):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	666,667 Class A shares preferred stock		$3,000	$14,973
			160,720 Class B shares preferred stock		5,000	5,000
			Option to purchase 16,000 shares of common stock at $6.35 per share through December 19, 2012		—	336

Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	13% promissory note	$6,430	6,430	180
			3,000,000 shares Class A Convertible preferred stock		3,000	—
			Warrants to buy 15,000 shares of common stock at $1 per share through March 17, 2013		—	—
			Warrants to buy 600,815 shares of common stock at $1.00 per share through August 16, 2010, warrant terms subject to change		—	—

PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—

RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	485

Total Affiliate Investments (represents 30.4% of total investments at fair value)					$18,353	$20,974

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2008

Name and Location of Portfolio Company	Industry	Date of Initial Investment(4)	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(1)(2)	$3,135	$3,135	$3,135
Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(1)	3,000	3,000	3,000
Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005	17-19.8% subordinated promissory note	4,000	4,000	—
London Bridge Entertainment Partners LLC New York, NY	Entertainment and leisure	August 2008	18% promissory note(1)	2,500	2,500	2,500
Metic Group, PLC London, UK	Commercial building products	August 2008	1,830,660 shares common of stock(2)	—	1,000	737
The Bradshaw Group Richardson, TX	Business products and services	May 2000	726,806 Class B Shares 12.25% preferred stock		1,795	—
			38,750 Class C shares preferred stock		—	—
			1,042,988 Class D shares 15% preferred stock		—	—
			2,587,203 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—
Trulite, Inc. Houston, TX	Alternative energy	August 2008	15% promissory note(1)	1,500	1,500	1,500
Total Non-Affiliate Investments (represents 15.7% of total investments at fair value)					$16,930	$10,872

Total Investments					$72,091	$69,036

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected by the Adviser.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(8)	In May 2008, Sovereign restructured its ownership and debt. As a result, the Fund’s ownership interest increased to majority-owned control investment.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2008

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 88.0% of the total value of the investments in portfolio securities as of December 31, 2008.

The Fund’s investments in portfolio securities consist of the following types of securities at December 31, 2008 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$39,369	$26,531	33.8%
Preferred stock	12,795	19,973	25.5%
Limited liability company investments	12,127	15,869	20.2%
Common stock	7,800	6,327	8.1%
Options and warrants	—	336	0.4%

Total	$72,091	$69,036	88.0%

Two notes receivable included in secured and subordinated debt with an estimated fair value of $3.1 million provide that all or a portion interest is paid-in-kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of secured and subordinated debt, cash payments of interest are currently being received on notes aggregating $12.1 million in fair value, while no cash payments are being received for notes totaling $11.3 million.

The following is a summary by industry of the Fund’s investments as of December 31, 2008 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Alternative energy	$21,809	27.8%
Entertainment and leisure	16,252	20.7%
Business products and services	16,159	20.6%
Shipping products and services	8,285	10.6%
Media	5,000	6.4%
Healthcare	794	1.0%
Commercial building products	737	0.9%
Real estate	—	0.0%

Total	$69,036	88.0%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2007

Name and Location of Portfolio Company	Industry	Date of Initial Investment(4)	Type of Securities	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control Investments: Majority-owned(7):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		5,000	5,000
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%)		65	65
			8% promissory notes	4,835	4,835	4,835
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest		2,850	8,381
			16% subordinated promissory note(1)(2)	1,690	1,690	1,690
Total Control Investments: Majority-owned (represents 27.7% of total investments at fair value)					$14,440	$19,971

Control Investments: Non-majority-owned(6):
ConGlobal Industries Holding, Inc. Houston, TX	Shipping products and services	February 1997	24,397,303 shares of common stock		1,370	—
			7% promissory note(2)	3,266	3,266	2,153
			Member interest in CCI-ANI Finance, LLC(2)		2,734	1,803
			Member interest (66.7%) in JL Madre, LLC(1)		1,000	1,035
			Member interest (28.3%) in JL Madre Equipment, LLC(1)		69	119
HealthSPAC, LLC El Segundo, CA	Healthcare	December 2006	Member interest (40%) 12% promissory note	525	40 525	40 525

Total Control Investments: Non-majority-owned (represents 7.9% of total investments at fair value)					$9,004	$5,675

Total Control Investments: (represents 35.6% of total investments at fair value)					$23,444	$25,646

Affiliate Investments(5):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	666,667 Class A Shares preferred stock		3,000	20,740
Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	13% promissory note(1)(2)	6,066	6,066	6,066
			2,000,000 shares Class A convertible preferred stock		2,000	2,000
			Warrants to buy 463,917 shares of common stock at $0.97 per share through August 4, 2009, warrant terms subject to change		—	—
PalletOne, Inc. South Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—
RP&C International Investments LLC New York, NY	Healthcare	September 2006	Membership interest (17.2%)		3,305	3,305

Total Affiliate Investments (represents 44.5% of total investments at fair value)					$14,721	$32,111

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2007

Name and Location of Portfolio Company	Industry	Date of Initial Investment(4)	Type of Securities	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned)
Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	Promissory note(1)	$3,000	$3,000	$3,000
The Bradshaw Group Richardson, TX	Business products and services	May 2000	726,806 Class B Shares 12.25% preferred stock		1,795	485
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2008		—	—
Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005	17-19.8% subordinated promissory note(1)(2)	$4,000	$4,166	$4,166
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	29,854 shares of preferred stock(1)(2)		2,985	1,522
			15% promissory notes(1)(2)	5,172	5,172	5,172
			Warrant to buy 551,894 shares of common stock at $1 per share through Aug 2008		—	—
			Warrant to buy 25,070 shares of common stock at $1.25 per share through Aug 2008		—	—
			Warrant to buy 273,450 shares of common stock at $1 per share through Oct 2009		—	—

Total Non-Affiliate Investments (represents 19.9% of total investments at fair value)					$17,118	$14,345

Total Investments					$55,283	$72,102

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected by the Adviser.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.

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

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 96% of the total value of the investments in portfolio securities as of December 31, 2007.

The Fund’s investments in portfolio securities consist of the following types of securities at December 31, 2007 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$28,195	$27,083	26.3%
Preferred stock	9,780	24,747	24.0%
Limited liability company	15,588	20,272	19.6%
Common stock	1,720	—	0.0%
Options and warrants	—	—	0.0%

Total	$55,283	$72,102	69.9%

Six notes receivable included in secured and subordinated debt with an estimated fair value of $19.3 million provided that all or a portion of interest is paid-in-kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of secured and subordinated debt, cash payments of interest are being made currently on notes aggregating $3.0 million in fair value, while no cash payments are being received for notes totaling $4.8 million.

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

DECEMBER 31, 2008, 2007 AND 2006

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

The Fund elected to retain the Adviser in part to provide the Fund with enhanced investment opportunities in both the United States and internationally. Effective August 11, 2006, the Fund began to employ a total return investment style. The total return style combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, the Fund is a “growth-at- reasonable-price” investor. The Fund invests primarily in privately owned companies and is open to virtually any potential growth investment in the privately owned arena. However, the Fund’s primary aim is to identify and acquire only those equity securities that meet its criteria for selling at reasonable prices. The income investments made by the Fund consist principally of purchasing debt financing with the objective of generating regular interest income back to the fund as well as long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.

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

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

Liquidity and Revolving Line of Credit—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-K, i.e., the period through December 31, 2009.

Management is currently evaluating the impact of current market conditions on its portfolio company valuations and their ability to provide current income. Management has followed valuation techniques in a

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. If necessary to meet the Fund’s investment commitments of $4.2 million, the Fund has a secured $7.5 million revolving line of credit facility with Amegy Bank. The Fund has not yet borrowed under this facility. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

As of December 31, 2008, the Fund had cash and temporary cash investments of $8.7 million. The Fund had $69.0 million of its net assets of $78.4 million invested in portfolio securities. Restricted assets totaled $45.4 million, of which $45.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.4 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills matured and the margin loan was repaid to the brokerage firm on January 2, 2009.

As of December 31, 2007, the Fund had cash and temporary cash investments of $30.9 million. The Fund had $72.1 million of its net assets of $103.2 million invested in portfolio securities. Restricted assets totaled $30.3, of which $30.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.3 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 2, 2008.

On August 13, 2008, the Fund entered into a $7.5 million revolving line of credit agreement (the “Credit Facility”) with Amegy Bank. The Fund can borrow up to $7.5 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of the higher of (a) the Federal Funds Rate plus  1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Lender as its “prime rate”. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities. It contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates all of which the Fund is in compliance as of December 31, 2008. To date, the Fund has not borrowed any amounts under the Credit Facility.

As of December 31, 2008, the Fund had total commitments of $4.2 million with $1.0 million, $3.2 million committed to RP&C and HealthSPAC, respectively, which are both in the healthcare sector.

RIC Borrowings and Restricted Temporary Cash Investments—During 2008 and 2007, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

At December 31, 2008, the Fund borrowed $45.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $45.4 million. The U.S Treasury bills were sold on January 2, 2009 and the total amount borrowed was repaid at that time.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

At December 31, 2007, the Fund borrowed $30.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $30.3 million. The U.S. Treasury bills matured and the total amount borrowed was repaid on January 3, 2008.

Certain Risks and Uncertainties—Economic conditions during 2008 and market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during 2008 the price of our common stock fell well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments, to deleveraging our balance sheet, and preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook during 2008 to provide necessary liquidity include monetizations, the suspension of dividends and the renegotiation of our debt agreements. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2009 operating requirements.

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

Publicly-traded portfolio securities—Investments in companies whose securities are publicly traded are generally valued at their quoted market price at the close of business on the valuation date.

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

Generally, cost is the primary factor used to determine fair value until significant developments affecting the portfolio company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Appraised values are determined quarterly by the Adviser, subject to the approval of the Board of Directors. Appraisal valuations are based upon such factors as a portfolio company’s earnings, cash

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects, any data from third-party valuation firms, and various other factors and assumptions. In the case of unsuccessful operations, the appraisal may be based upon liquidation value.

Most of the Fund’s common equity investments of privately held companies are appraised at a multiple of free cash flow generated by the company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on the Adviser’s experience in the private company marketplace, and are necessarily subjective in nature.

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

For valuation purposes, the Fund uses the income approach to value its debt instruments. Since the Fund’s general intent is to hold its loans to maturity, the fair value will not exceed the cost of the investment. A change in the assumptions that the Fund uses to estimate the fair value of its debt securities using the yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a debt security is in workout status, the Fund may consider other factors in determining the fair value of the debt security, including the fair value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Fund’s general intent is to hold its debt investments to maturity. Accordingly, the fair value of the debt investments will not exceed the cost of the investment. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

The Audit Committee of the Board may engage independent, third-party valuation firms to conduct independent appraisals and review management’s preliminary valuations in order to make their own independent assessment of each privately-held investment that the Fund (a) has held for more than one year and (b) holds on its books at a fair value of at least $2.0 million. The Audit Committee will review and evaluate the preliminary valuations of management and those of any third-party valuations firms, if so retained, and will review and evaluate any third-party firm supplements to reflect any comments from management and/or Audit Committee members. Any third-party valuation data would be considered as one of many factors in a fair value determination. The Audit Committee then would recommend to the full Board fair values for all privately-held securities based on all relevant factors.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $69.0 million and $72.1 million as of December 31, 2008 and 2007, respectively, the Fund’s fair value determinations may materially differ from the values that would have been

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

used had a ready market existed for the securities. As of December 31, 2008, one of the Fund’s portfolio securities, Metic Group plc, was publicly listed on the AIM. There were no publicly traded securities as of December 31, 2007. Fair values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

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

Escrowed Receivables, at Estimated Fair Value—In May of 2007, the Fund sold its interest in The Drilltec Corporation (“Drilltec”). A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the respective purchasers. As of December 31, 2007, the amount receivable from the Drilltec escrow is valued at $0.3 million. The Fund received final payment from The Drilltec Corporation escrow account in May 2008.

In February of 2007, the Fund received $0.1 million from Doane PetCare Enterprises, Inc. (“Doane”). The Fund booked the $0.1 million as an escrow receivable as of December 31, 2006. This Doane payment is expected to be the final payment from escrow for the sale of Doane, which was sold in October of 2005. As of December 31, 2006, the amount receivable from the Alenco escrow is valued at $0.1 million. The Fund received payment in full for the escrow in May 2007.

Investment Transactions—Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which EQS owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those non-control investments in companies in which EQS owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

Interest Income Recognition—The Fund records interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that it expects to collect such amounts. The Fund stops accruing interest on investments when it determines that interest is no longer collectible. If the Fund receives any cash after determining that interest is no longer collectible, it treats such cash as payment on the principal balance until the entire principal balance has been repaid, before it recognizes any additional interest income. The Fund accretes or amortizes discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Payment in Kind Interest—The Fund has loans in its portfolio that may pay PIK interest. The Fund adds PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain its status as a RIC, the Fund must pay out to stockholders this non-cash source of income in the form of dividends even if it has not yet collected any cash in respect of such investments.

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

In May 2006, the State of Texas enacted a bill that replaced the existing franchise tax with a margin tax. Effective January 1, 2007, the margin tax applies to legal entities conducting business in Texas, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Fund recorded $0.01 million and $0.1 million in state income tax for the year ended December 31, 2008 and 2007, respectfully, that is solely attributable to the Texas margin tax.

Fair Value Measurement—In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether an instrument is carried at fair value. The Fund adopted SFAS 157 for the quarter ending March 31, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Fund has categorized all investments recorded at fair value in accordance with SFAS 157 based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets at the measurement date. The types of assets carried at Level 1 fair value generally are equities listed in active markets.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset in connection with market data at the measurement date and for the extent of the instrument’s anticipated life. Fair valued assets that are generally included in this category are warrants held in a public company.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are debt, warrants and/or other equity investments held in a private company. For loan and debt securities, the Fund has performed a yield analysis assuming a hypothetical current sale of the security. The yield analysis considers changes in interest rates and changes in leverage levels of the portfolio company as compared to the market interest rates and leverage levels. Assuming the credit quality of the portfolio company remains stable, the Fund will use the value determined by the yield analysis as the fair value for that security.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Total	Fair Value Measurements As of December 31, 2008
(in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	—	—	—	37,190
Affiliate investments	—	—	—	20,974
Non-Affiliate investments	—	—	737	10,135

Total assets reported at fair value	$69,036	$—	$737	$68,299

The following table provides a reconciliation of fair value changes during 2008 for all investments for which we determine fair value using unobservable (Level 3) factors.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2008	$25,646	$32,111	$14,345	$72,102
Total realized gains	625	351	(52)	924
Change in unrealized appreciation	(354)	(14,769)	(4,750)	(19,873)
Purchases, issuances and settlements, net	4,581	3,281	8,021	15,883
Change in control	6,692	—	(6,692)	—
Transfers in (out) of Level 3	—	—	(737)	(737)

Fair value as of December 31, 2008	$37,190	$20,974	$10,135	$68,299

Reclassification—Certain amounts for the years ended December 31, 2007 and 2006 have been reclassified in the comparative financial statements to be comparable to the presentation in the year ended December 31, 2008. These reclassifications had no effect on net income or net assets.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

(4) RELATED PARTY TRANSACTIONS AND AGREEMENTS

The Fund entered into an investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with Moore Clayton Capital Advisors, Inc. (the “Adviser”). This agreement was renewed in June 2008. Pursuant to the Advisory Agreement, the Adviser performs certain investment advisory services that are necessary for the operation of the Fund. The Adviser receives a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The advisory fees that the Fund pays represent the Adviser’s primary source of revenue. The Adviser is a group company of Moore, Clayton & Co., Inc., an international private equity investment and advisory firm. The Adviser is controlled by Anthony Moore and Kenneth Denos, both directors of the Fund, who hold non-dividend super voting preferred shares in the Adviser.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

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

The Fund was not required to make distributions of ordinary income for 2008, 2007, or 2006 under income tax regulations.

For the year ended December 31, 2008, the Fund had a net investment loss for book purposes of $1.0 million and $1.0 for tax purposes. During 2008, the Fund had a net capital gain for book purposes of $0.9 million and a net capital gain for tax purposes of $1.0. As of December 31, 2008, the Fund has no capital loss carry-forward. The aggregate cost of investments for federal income tax purposes as of December 31, 2008 was $69.2 million. Such investments had unrealized appreciation of $15.6 and unrealized depreciation of $18.7 for book purposes, or net unrealized depreciation of $3.1 million. The Fund had unrealized appreciation of $19.3 million and unrealized depreciation of $19.5 million for tax purposes, or net unrealized appreciation of $0.2 million as of December 31, 2008.

For the year ended December 31, 2007, the Fund had a net investment loss for book purposes of $0.5 million and $0.5 million for tax purposes. During 2007, the Fund had a net capital gain for book purposes of $5.3 million and a net capital gain for tax purposes of $5.1 million. As of December 31, 2007, the Fund has no capital loss carry-forward as it was fully utilized to offset capital gains in 2006. The aggregate cost of investments for federal income tax purposes as of December 31, 2007 was $52.7 million. Such investments had unrealized appreciation of $23.4 million and unrealized depreciation of $6.5 million for book purposes, or net unrealized appreciation of $16.8 million. The Fund had unrealized appreciation of $26.4 million and unrealized depreciation of $7.0 million for tax purposes, or net unrealized appreciation of $19.4 million as of December 31, 2007.

For the year ended December 31, 2006, the Fund had a net investment loss for book purposes of approximately $0.1 and $0.1 million for tax purposes. During 2006, the Fund had a net capital gain for book purposes of approximately $19.0 million and a net capital gain for tax purposes of $21.4 million. As of December 31, 2006, the Fund has no capital loss carry-forward as it was fully utilized to offset capital gains in 2006. The aggregate cost of investments for federal income tax purposes as of December 31, 2006 was $30.9 million. Such investments had unrealized appreciation of approximately $12.7 million and unrealized depreciation of $3.4 million for book purposes, or net unrealized appreciation of approximately $9.3 million. The Fund had unrealized appreciation of approximately $16.2 million and unrealized depreciation of approximately $4.2 million for tax purposes, or net unrealized appreciation of approximately $12.0 million as of December 31, 2006.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

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

The Fund is a flow through, non-tax paying entity; further, the Fund’s net operating loss carry-forwards have been exhausted. Based upon an examination of the Fund’s tax position, the Fund determined that the aggregate exposure under FIN 48 did not have a material impact on its financial statements as of January 1, 2008 or as of December 31, 2008. Therefore, the Fund has not recorded an adjustment to its financial statements related to the adoption of FIN 48. The Fund will continue to evaluate its tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s state income tax returns for 2005 through 2008 remain open to examination.

(6) CONTRACTUAL OBLIGATIONS

The Fund has entered into four contracts under which it expects to have material future commitments, including the Advisory Agreement between the Fund and the Adviser, pursuant to which the Adviser has agreed to serve as the Fund’s investment advisor; the Administration Agreement between the Fund and the Administrator, pursuant to which the Administrator has agreed to furnish the Fund with the facilities and administrative services necessary to conduct the Fund’s day-to-day operations and to provide managerial assistance on its behalf to portfolio companies to which the Fund is required to provide such assistance. Both the Advisory Agreement and the Administration Agreement may be terminated by either party without a penalty upon not more than 60 days written notice to the other. For a discussion of the material terms of the Advisory Agreement and the Administration Agreement, see Note 4.

The remaining two commitments as of December 31, 2008 relate to the Fund’s portfolio securities and are summarized as follows (in thousands):

Portfolio Company	Original Commitment	Remaining Commitment
HealthSPAC, LLC(1)	$5,000	$3,227
RP&C International Investments LLC	11,100	1,000

		$4,227

(1)	Funding of the remaining commitment has been postponed until 2010 at the earliest.

(7) DIVIDENDS

The Fund declared four dividends in 2008 amounting to $5.3 million ($0.63 per share). The Fund paid $2.1 million in cash and issued 587,899 additional shares of stock. The 2008 dividends were 100% qualified and classified as 39% capital gain and 61% return of capital. See also Note 10—Subsequent events.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

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

(8) PORTFOLIO SECURITIES

2008 Portfolio Activity

During the year ended December 31, 2008, the Fund invested $8.1 million in new portfolio companies and made follow-on investments of $11.6 million in several follow-on investments, including $0.6 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the year ended December 31, 2008 (in thousands):

	New		Follow-On		Total
Portfolio Company	Cash	Noncash	Cash	Noncash
Infinia Corporation	$—	$—	$5,000	$—	$5,000
Riptide Entertainment, LLC	—	—	4,725	—	4,725
1848 Capital Partners LLC	3,000	135	—	—	3,135
London Bridge Entertainment LLC	2,500	—	—	—	2,500
Trulite, Inc.	1,500	—	—	—	1,500
Nickent Golf, Inc.	—	—	1,180	184	1,364
Metic Solutions, PLC	1,000	—	—	—	1,000
ConGlobal Industries Holding, Inc.	—	—	—	305	305
HealthSpac, LLC	—	—	208	—	208
Various others	—	—	—	7	7

	$8,000	$135	$11,113	$496	$19,744

During the year ended December 31, 2008, the Fund realized capital gains of $0.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/(Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control, non-majority	$625
RP&C International Investments LLC	Healthcare	Affiliate	351
Various others			(52)

			$924

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

During 2008, the Fund’s net unrealized appreciation on investments decreased by $19.6 million to a net unrealized depreciation position of $2.8 million as of December 31, 2008. This decrease in appreciation resulted primarily from the decrease in the estimated fair values of Nickent Golf, Inc., Infinia Corporation and Creekstone Florida Holdings, LLC, which the Fund revalued based on current market conditions and operations in 2008. The Fund had additional increases in unrealized appreciation due to increases in fair value of two portfolio companies aggregating $4.6 million. This change was primarily comprised of ConGlobal Industries and Sovereign Business Forms.

2007 Portfolio Activity

During the year ended December 31, 2007, the Fund invested $21.2 million in four new companies and made follow-on investments of $7.0 million in follow-on investments, including $0.7 million in the form of interest and dividends paid in kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the year ended December 31, 2007 (in thousands):

	New		Follow-On		Total
Portfolio Company	Cash	Noncash	Cash	Noncash
Nickent Golf, Inc.	$10,000	$66	$—	$—	$10,066
Equus Media Development Company, LLC	5,000	—	—	—	5,000
Riptide Entertainment, LLC	—	—	3,835	—	3,835
Big Apple Entertainment Partners LLC	3,000	—	—	—	3,000
Infinia Corporation	3,000	—	—	—	3,000
RP&C International Investments LLC	—	—	2,009	—	2,009
Various others	100	—	525	670	1,295

	$21,100	$66	$6,369	$670	$28,205

During the year ended December 31, 2007, the Fund realized capital gains of $5.3 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/(Loss)
The Drilltec Corporation	Industrial products and services	Non-affiliate	$3,830
Champion Window Holdings, Inc.	Residential building products	Control	1,403
Cedar Lodge Holdings, Inc.	Real estate	Control	609
TurfGrass America Inc.	Residential building products	Control	(960)
Various others			381

			$5,264

During 2007, the Fund’s net unrealized appreciation on investments increased by $7.5 million to a net unrealized appreciation position of $16.8 million as of December 31, 2007. This increase in appreciation resulted primarily from the increase in the estimated fair value of Infinia Corporation, which the Fund revalued based on a subsequent round of financing completed in early 2008. The increase in appreciation also resulted from the

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

transfer of $1.0 million in net unrealized depreciation to net realized depreciation in connection with the Fund’s write-off of Turf Grass Holdings, Inc. These increases were partially offset by the Fund’s transfer of $2.0 million in net unrealized appreciation to net realized appreciation related to the sale of Drilltec Corporation. The Fund had additional decreases in unrealized appreciation due to decreases in fair value of four portfolio companies aggregating $9.0 million. This change was primarily comprised of ConGlobal Industries, PalletOne, Inc, Sovereign Business Forms and Spectrum Management LLC.

2006 Portfolio Activity

During the year December 31, 2006, the Fund invested $1.3 million in new portfolio companies and made follow-on investments of $9.8 million in several follow-on investments, including $1.3 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the year ended December 31, 2006 (in thousands):

	New		Follow-On		Total
Portfolio Company	Cash	Noncash	Cash	Noncash
Cedar Lodge Holdings, Inc.	$—	$—	$8,011	$(109)	$7,902
RP&C International Investments LLC	1,296	—	—	—	1,296
Conglobal Industries Holding, Inc.	—	—	—	893	893
Riptide Entertainment, LLC	—	—	500	—	500
Various others	40	—	13	468	521

	$1,336	$—	$8,524	$1,252	$11,112

During the year ended December 31, 2006, the Fund realized capital gains of $19.0 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/(Loss)
Champion Window Holdings, Inc.	Residential building products	Control	$26,969
Jones Industrial Holdings, Inc.	Industrial products and services	Control	1,137
Doane PetCare Enterprises, Inc.	Consumer goods and services	Affiliate	1,034
Equicom, Inc.	Media	Control	(10,334)
Various others			206

			$19,012

During 2006, the Fund recorded an increase in net unrealized depreciation on investments of $4.8 million from a net unrealized appreciation position of $14.0 million to a net unrealized appreciation position of $9.3 million as of December 31, 2006. This decrease in appreciation resulted primarily from the transfer of $27.0 million and $1.1 million in net unrealized appreciation to net realized appreciation in connection with the Fund’s investment in Champion and Jones Industrial Holdings, Inc., respectively. This increase in depreciation also resulted from the transfer of $0.4 million and $1.0 million in net unrealized appreciation to net realized appreciation for escrow accounts related to the disposition of Alenco Window Holdings, LLC and Doane PetCare

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

Enterprises, Inc., respectively. These increases were partially offset by the Fund’s transfer of $10.3 million and $0.5 million in net unrealized depreciation to net realized depreciation related to the sale of Equicom, Inc. and CMC Investment, LLC, respectively. The Fund had additional decreases in unrealized appreciation due to increases in the estimated fair value of eight of its portfolio companies aggregating $14.1 million. This change was primarily comprised of PalletOne, Inc., The Drilltec Corporation and ConGlobal Industries, Inc. resulting from improved operating performances by these companies. We had additional increases in unrealized depreciation, which resulted from decreases in the estimated fair value of two portfolio companies, amounting to $0.1 million.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

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

Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. Among other requirements, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the first fiscal year that begins after November 15, 2008. Based upon our review, we have elected not to adopt SFAS 159 for financial liabilities that were in our portfolio as of December 31, 2008. However, we may elect to apply SFAS 159 to future financial liabilities. The impact on our financial statements from the potential application of SFAS 159 to a future liability depends upon the attributes of the specific financial liability.

(10) SUBSEQUENT EVENTS

On January 2, 2009, the Fund sold U.S. Treasury Bills for $45.0 million and repaid its year-end margin loan.

On February 27, 2009, the Fund announced the declaration of a first quarter dividend of $0.1075 per share in accordance with the Fund’s revised managed distribution policy, pursuant to which it intends to pay 10% of the Fund’s market value based on the 2008 year-end closing price of $4.30. This dividend is payable on March 30, 2009 to shareholders of record as of March 9, 2009. The dividend will be payable in shares of common stock. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2009, since any purchase or sale of a portfolio security during the remainder of the year will affect the classification.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008, 2007 AND 2006

On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend to be paid on March 30, 2009.

(11) SELECTED QUARTERLY DATA (in thousands, except per share amounts)

	Year Ended December 31, 2008
(in thousands, except per share amounts)	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	TOTAL
Total investment income	$1,334	$747	$292	$808	$3,181
Net investment gain (loss)	$409	$(504)	$(625)	$7	(713)
Increase (decrease) in net assets resulting from operations	1,134	61	(5,060)	(15,797)	(19,662)
Net increase (decrease) in net assets resulting from operations per share, basic and diluted	$0.13	$0.01	$(0.60)	$(1.87)	$(2.33)

	Year Ended December 31, 2007
(in thousands, except per share amounts)	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	TOTAL
Total investment income	$1,211	$1,271	$1,151	$1,224	$4,857
Net investment gain (loss)	5	(711)	(289)	472	(523)
Increase (decrease) in net assets resulting from operations	(572)	661	(3,799)	15,977	12,267
Net increase (decrease) in net assets resulting from operations per share, basic and diluted	$(0.07)	$0.08	$(0.46)	$1.94	$1.49

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

Management assessed its internal control over financial reporting as of December 31, 2008, the end of its fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our Accounting Department.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information about the Directors and Executive Officers of the Fund, the Fund’s Audit Committee and the Nominating and Corporate Governance Committee, the Fund’s code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to the Fund’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 1, 2009 (the “2009 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to the Fund’s 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to the Fund’s 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund’s 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to the Fund’s 2009 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable or not present in amounts sufficient to require submission of the schedule.

(a)(3) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

10.	Material Contracts.

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Filed herewith.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Joint Code of Ethics of the Fund and Moore Clayton Capital Advisors, Inc. (Rule 17j-1) [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(g)	Revolving Credit Note between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

(h)	Pledge and Security Agreement between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

14.	Code of Ethics (meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002) [To be filed as an exhibit to the 2009 Proxy Statement.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chairman and Chief Executive Officer

(2)	Certification by Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 31, 2009	/S/ L’SHERYL D. HUDSON
L’Sheryl D. Hudson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD F. BERGNER	Director	March 31, 2009
Richard F. Bergner

/S/ CHARLES M. BOYD, MD	Director	March 31, 2009
Charles M. Boyd

/S/ ALAN D. FEINSILVER	Director	March 31, 2009
Alan D. Feinsilver

/S/ GREGORY J. FLANAGAN	Chairman of the Board	March 31, 2009
Gregory J. Flanagan

/S/ HENRY W. HANKINSON	Director	March 31, 2009
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 31, 2009
Robert L. Knauss

/S/ FRANCIS D. TUGGLE	Director	March 31, 2009
Francis D. Tuggle

/S/ SAM P. DOUGLASS	Director	March 31, 2009
Sam P. Douglass

/S/ ANTHONY R. MOORE	Director	March 31, 2009
Anthony R. Moore

/S/ KENNETH I. DENOS	Chief Executive Officer (Principal Executive Officer)	March 31, 2009
Kenneth I. Denos

/S/ L’SHERYL D. HUDSON L’Sheryl D. Hudson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009