Form 10-Q
period 2009-03-31
EQUUS TOTAL RETURN, INC.
filed 2009-05-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

There were 8,861,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 14, 2009. The net asset value of a share at March 31, 2009 was $8.96.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	March 31, 2009	December 31, 2008
(in thousands, except per share amounts)	(unaudited)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $37,215 and $36,808 respectively)	$37,092	$37,190
Affiliate investments (cost at $18,673 and $18,353 respectively)	22,773	20,974
Non-affiliate investments (cost at $17,262 and $16,930 respectively)	11,344	10,872

Total investments in portfolio securities at fair value	71,209	69,036
Restricted cash & temporary investments, at cost which approximates fair value	42,420	45,419
Cash	53	71
Temporary cash investments, at cost which approximates fair value	7,254	8,585
Accounts receivable	10	8
Accrued interest and dividends receivable due from portfolio companies	1,063	944

Total assets	$122,009	$124,063

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$251	$204
Due to adviser	362	455
Borrowing under margin account	42,000	44,969

Total liabilities	42,613	45,628

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000 shares authorized, 8,862 and 8,565 shares outstanding, respectively	9	9
Additional paid-in capital	85,940	85,966
Undistributed net investment losses	(4,612)	(4,485)
Unrealized depreciation of portfolio securities, net	(1,941)	(3,055)

Total net assets	$79,396	$78,435

Net assets per share	$8.96	$9.16

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(in thousands, except per share amounts)	2009	2008
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$311	$395
Affiliate investments	25	247
Non-affiliate investments	548	441

Total interest and dividend income	884	1,083
Interest from temporary cash investments	21	251

Total investment income	905	1,334
Expenses:
Management fee	362	502
Incentive fee	—	17
Professional fees	346	173
Administrative fees	113	113
Director fees and expenses	105	90
Mailing, printing and other expenses	88	24
Interest expense	11	6
Taxes	7	—

Total expenses	1,032	925

Net investment income (loss)	(127)	409
Net realized gain (loss) on:
Control investments	—	74
Affiliate investments	—	351
Non-affiliate investments	—	—
Temporary cash investments	(24)	—

Total net realized gain (loss)	(24)	425
Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(1,941)	17,118
Beginning of period	(3,055)	16,818

Net change in unrealized appreciation (depreciation) of portfolio securities	1,114	300

Net increase in net assets resulting from operations	$963	$1,134

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.11	$0.13

Weighted average shares outstanding, in thousands
Basic and diluted	8,572	8,402

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(in thousands)	2009	2008
Increase (decrease) in net assets from operations:
Net investment income (loss)	$(127)	$409
Net realized gain (loss)	(24)	425
Net change in unrealized appreciation (depreciation) of portfolio securities	1,114	300

Net increase in net assets resulting from operations	963	1,134

Capital share transactions:
Dividends declared	(921)	(1,327)
Shares issued in dividend	919	638

Decrease in net assets resulting from capital share transactions	(2)	(689)

Increase in net assets	961	445
Net assets at beginning of period	78,435	103,216

Net assets at end of period	$79,396	$103,661

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(in thousands)	2009	2008
Reconciliation of increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net increase in net assets resulting from operations	$963	$1,134
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	24	(425)
Net change in unrealized appreciation of portfolio securities	(1,114)	(300)
Amortization of original issue discount and origination fees	—	12
Change in operating assets and liabilities
Purchase of portfolio securities	(670)	(10,600)
Proceeds from dispositions of securities	—	3,292
Sales (purchases) of restricted temporary cash investments	2,975	(5,053)
(Increase) decrease in accounts receivable	(2)	99
Increase in accrued interest receivable due from portfolio companies	(508)	(587)
Increase in accounts payable and accrued liabilities	47	2
Decrease in due to adviser	(93)	(244)

Net cash provided by (used in) operating activities	$1,622	$(12,670)

Cash flows from financing activities:
Bank overdraft	—	262
Borrowings under margin account	42,000	34,999
Repayments under margin account	(44,969)	(29,996)
Dividends paid	(2)	(689)

Net cash provided by (used in) financing activities	(2,971)	4,576

Net decrease in cash and cash equivalents	(1,349)	(8,094)
Cash and cash equivalents at beginning of period	8,656	30,940

Cash and cash equivalents at end of period	$7,307	$22,846

Non-cash financing activities:
Shares issued in lieu of cash dividend	$919	$638

Accrued interest or dividends exchanged for portfolio securities	$389	$233

Supplemental disclosure of cash flow information:
Interest paid	$23	$11

Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	2009	2008
Investment income	$0.11	$0.16
Expenses	0.12	0.11

Net investment income (loss)	(0.01)	0.05
Net realized gain (loss)	(0.00)	0.05
Net change in unrealized appreciation of portfolio securities	0.13	0.04

Net increase in net assets resulting from operations	0.12	0.14

Capital Transactions:
Dividend declared	(0.11)	(0.16)
Dilutive effect of shares issued in common stock dividend	(0.21)	(0.07)

Decrease in net assets resulting from capital transactions	(0.32)	(0.23)

Net decrease in net assets	(0.20)	(0.09)
Net assets at beginning of period	9.16	12.29

Net assets at end of period, basic and diluted	$8.96	$12.20

Weighted average number of shares outstanding during period, in thousands	8,572	8,402
Market value per share at end of period	$2.85	$6.75
Ratio of expenses to average net assets	1.31%	0.89%
Ratio of net investment income (loss) to average net assets	(0.16)%	0.40%
Ratio of net increase in net assets resulting from operations to average net assets	1.22%	1.10%
Total return (loss) on market price*	(31.22)%	9.48%

*	Adjusted for dividends and can be calculated as the March 31, 2009 market value plus year-to-date dividends declared less the December 31, 2008 market value, divided by the December 31, 2008 market value.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

March 31, 2009

(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment(4)	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control investments: Majority-owned (7):

Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$5,000	$5,000

Riptide Entertainment, LLC	Entertainment and leisure	December 2005	Member interest (64.67%)		65	—
Miami, FL			8% promissory notes	$9,910	9,910	7,721

Sovereign Business Forms, Inc.(8)	Business products and services	August 1996	1,214,630 shares of common stock(1)		5,080	4,322
Houston, TX			12% promissory notes(1)	3,250	3,250	3,250

Spectrum Management, LLC	Business products and services	December 1999	285,000 units of Class A member interest		2,850	7,335
Carrollton, TX			16% subordinated promissory note(1)	1,690	1,690	1,690

Total Control investments: Majority-owned (represents 41.2% of total investments at fair value)					$27,845	$29,318

Control Investments: Non-majority owned(6):

ConGlobal Industries Holding, Inc.	Shipping products and services	February 1997	24,397,303 shares of common stock		$1,370	—
San Ramon, CA			7% promissory note	$3,627	3,627	$3,554
			Member interest in CCI-ANI Finance, LLC		2,734	2,975
			Member interest (66.7%) in JL Madre, LLC(1)		865	936

HealthSPAC, LLC	Healthcare	December 2006	Member interest (40%)		40	—
El Segundo, CA			12% promissory note	734	734	309

Total Control Investments: Non-majority Owned (represents 10.9% of total investments at fair value)					$9,370	$7,774

Total Control Investments: (represents 52.1% of total investments at fair value)					$37,215	$37,092

Affiliate Investments(5):

Infinia Corporation	Alternative energy	June 2007	666,667 Class A shares preferred stock		$3,000	$16,729
Kennewick, WA			160,720 Class B shares preferred stock		5,000	5,000
			Option to purchase 16,000 shares of common stock at $6.35 per share through December 19, 2012		—	369

Nickent Golf, Inc.	Entertainment and leisure	June 2007	13% promissory note	$6,750	$6,750	190
City of Industry, CA			3,000,000 shares Class A Convertible preferred stock		3,000	—
			Warrants to buy 15,000 shares of common stock at $1 per share through March 17, 2013		—	—
			Warrants to buy 600,815 shares of common stock at $1.00 per share through August 16, 2010, warrant terms subject to change		—	—

PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—

RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	485

Total Affiliate Investments (represents 32.0% of total investments at fair value)					$18,673	$22,773

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

March 31, 2009

(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment(4)	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):

1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(1)(2)	$3,379	$3,379	$3,379

Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(1)	3,038	3,038	3,038

Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005	17-19.8% subordinated promissory note	4,000	4,000	—

London Bridge Entertainment Partners Ltd London UK	Entertainment and leisure	August 2008	18% promissory note(1)	2,550	2,550	2,550

Metic Group, PLC London, UK	Commercial building products	August 2008	1,830,660 shares common of stock(2)		1,000	877

The Bradshaw Group	Business products	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	—
Richardson, TX	and services		38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—

Trulite, Inc.	Alternative energy	August 2008	15% promissory note(1)	1,500	1,500	1,500
Houston, TX			Warrant to buy 3,947,368 shares of common stock through July 2013		—	—

Total Non-Affiliate Investments (represents 15.9% of total investments at fair value)					$17,262	$11,344

Total Investments					$73,150	$71,209

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected by the Adviser.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(8)	In May 2008, Sovereign restructured its ownership and debt. As a result, the Fund’s ownership interest increased to majority-owned control investment.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

March 31, 2009

(Unaudited)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 86.2% of the total value of the investments in portfolio companies as of March 31, 2009.

The Fund’s investments in portfolio securities consist of the following types of securities as of March 31, 2009 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$40,428	$27,181	34.2%
Preferred stock	12,795	21,729	27.4%
Limited liability company investments	12,126	16,731	21.1%
Common stock	7,801	5,199	6.5%
Options and warrants	—	369	0.5%

Total	$73,150	$71,209	89.7%

Five notes receivable included in secured and subordinated debt with an estimated fair value of $15.8 million provide that all or a portion of interest is paid in kind or that the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of the secured and subordinated debt, cash payments of interest are currently being received on notes aggregating $3.2 million in fair value, while no cash payments are being received on notes aggregating $8.2 million in fair value.

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2009 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Alternative energy	$23,598	29.7%
Entertainment and leisure	16,878	21.3%
Business products and services	16,597	20.9%
Shipping products and services	7,465	9.4%
Media	5,000	6.3%
Commercial Building Produces	877	1.1%
Healthcare	794	1.0%
Real estate	—	0.0%

Total	$71,209	89.7%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2008

Name and Location of Portfolio Company	Industry	Date of Initial Investment(4)	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control investments: Majority-owned(7):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$5,000	$5,000

Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%)		65	—
			8% promissory notes	$9,560	9,560	7,437

Sovereign Business Forms, Inc.(8) Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock(1)		5,080	4,800
			12% promissory notes(1)	3,250	3,250	3,250

Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest		2,850	6,419
			16% subordinated promissory note(1)	1,690	1,690	1,690

Total Control investments: Majority-owned (represents 41.4% of total investments at fair value)					$27,495	$28,596

Control Investments: Non-majority owned(6):

ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock		$1,370	$790
			7% promissory note	3,570	3,570	3,570
			Member interest in CCI-ANI Finance, LLC		2,734	2,989
			Member interest (66.7%) in JL Madre, LLC(1)		865	936

HealthSPAC, LLC El Segundo, CA	Healthcare	December 2006	Member interest (40%)		40	40
			12% promissory note	734	734	269

Total Control Investments: Non-majority Owned (represents 12.5% of total investments at fair value)					$9,313	8,594

Total Control Investments: (represents 53.9% of total investments at fair value)					$36,808	37,190

Affiliate Investments(5):

Infinia Corporation Kennewick, WA	Alternative energy	June 2007	666,667 Class A shares preferred stock		$3,000	$14,973
			160,720 Class B shares preferred stock		5,000	5,000
			Option to purchase 16,000 shares of common stock at $6.35 per share through December 19, 2012		—	336

Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	13% promissory note	$6,430	6,430	180
			3,000,000 shares Class A Convertible preferred stock		3,000	—
			Warrants to buy 15,000 shares of common stock at $1 per share through March 17, 2013		—	—
			Warrants to buy 600,815 shares of common stock at $1.00 per share through August 16, 2010, warrant terms subject to change		—	—

PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—

RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	485

Total Affiliate Investments (represents 30.4% of total investments at fair value)					$18,353	$20,974

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2008 – (Continued)

Name and Location of Portfolio Company	Industry	Date of Initial Investment(4)	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):

1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(1)(2)	$3,135	$3,135	$3,135

Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(1)	3,000	3,000	3,000

Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005	17-19.8% subordinated promissory note	4,000	4,000	—

London Bridge Entertainment Partners Ltd New York, NY	Entertainment and leisure	August 2008	18% promissory note(1)	2,500	2,500	2,500

Metic Group, PLC London, UK	Commercial building products	August 2008	1,830,660 shares common of stock(2)	—	1,000	737

The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	—
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—

Trulite, Inc.	Alternative energy	August 2008	15% promissory note(1)	1,500	1,500	1,500
Houston, TX			Warrant to buy 3,947,368 shares of common stock through July 2013		—	—

Total Non-Affiliate Investments (represents 15.7% of total investments at fair value)					$16,930	$10,872

Total Investments					$72,091	$69,036

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Investments subsequent to June 30, 2005 were selected by the Adviser.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(8)	In May 2008, Sovereign restructured its ownership and debt. As a result, the Fund’s ownership interest increased to majority-owned control investment.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

DECEMBER 31, 2008

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 86.4% of the total value of the investments in portfolio securities as of December 31, 2008.

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

March 31, 2009 AND 2008

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

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. Certain prior period information has been reclassified to conform to current year presentation.

(2) Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through March 31, 2010.

Management is currently evaluating the impact of current market conditions on its portfolio company valuations and their ability to provide current income. Management has followed valuation techniques in a consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. If necessary to meet the Fund’s investment commitments of $4.2 million, the Fund has a secured $7.5 million revolving line of credit facility with Amegy Bank. The Fund has not yet borrowed under this facility. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance capital commitments through the next twelve months.

Cash and Temporary Investments—As of March 31, 2009, the Fund had cash and temporary cash investments of $7.3 million. The Fund had $71.2 million of its net assets of $79.4 million invested in portfolio securities. Restricted assets totaled $42.4 million, of which $42.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.4 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on April 1, 2009.

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

Dividends—On February 27, 2009, the Fund announced the declaration of a first quarter dividend of $0.1075 per share in accordance with the Fund’s revised managed distribution policy, pursuant to which it intends to pay quarterly dividends at an annualized rate equal to 10% of the Fund’s market value based on the 2008 year-end closing price of $4.30. A dividend in the amount of $0.9 million was payable on March 30, 2009 to shareholders of record as of March 9, 2009. The Fund issued 296,528 additional shares of its common stock at an effective price of $3.10 per share and paid $2,000 in cash for fractional shares. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2009, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

The Fund paid a $0.158 dividend for shareholders of record as of the close of business on February 29, 2008 on March 31, 2008. The Fund paid $ 0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share, in payment of such dividend.

On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend, paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. The Fund will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Revolving Line of Credit Agreement—On August 13, 2008, the Fund entered into a $7.5 million revolving line of credit agreement (the “Credit Facility”) with Amegy Bank. The Fund can borrow up to $7.5 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of the higher of (a) the Federal Funds Rate plus  1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Lender as its “prime rate”. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities. It contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates all of which the Fund is in compliance as of March 31, 2009. To date, the Fund has not borrowed any amounts under the Credit Facility.

Commitments—As of March 31, 2009, the Fund had total commitments of $4.2 million with $1.0 million and $3.2 million committed to RP&C and HealthSPAC, respectively, which are both in the healthcare sector.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Investments—As of March 31, 2009 and December 31, 2008, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

As of March 31, 2009, the Fund borrowed $42.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $42.4 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on April 1, 2009.

As of December 31, 2008, the Fund borrowed $45.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $45.4 million. The U.S Treasury bills were sold on January 2, 2009 and the total amount borrowed was repaid at that time.

Certain Risks and Uncertainties—Economic conditions during 2008 and 2009 along with market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during this period, the price of our common stock fell well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments, to deleveraging our balance sheet, and preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook during 2008 to provide necessary liquidity include monetizations, the suspension of dividends and the renegotiation of our debt agreements. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2009 operating requirements

(3) Significant Accounting Policies

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $70.3 million and $68.3 million as of March 31, 2009 and December 31, 2008, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of March 31, 2009 and December 31, 2008, one of the Fund’s portfolio securities, Metic Group plc, was publicly listed on the AIM. Fair values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments. On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

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

(4) Fair Value Measurement

The Fund follows Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether an instrument is carried at fair value. The Fund adopted SFAS 157 for the quarter ending March 31, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of March 31, 2009
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	37,092	—	—	37,092
Affiliate investments	22,773	—	—	22,773
Non-Affiliate investments	11,344	—	877	10,467

Total assets reported at fair value	$71,209	$—	$877	$70,332

The following table provides a reconciliation of fair value changes for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2008	$37,190	$20,974	$10,135	$68,299
Change in unrealized appreciation	(505)	1,479	—	974
Purchases, issuances and settlements, net	407	320	332	1,059
Transfers in (out) of Level 3	—	—	—	—

Fair value as of March 31, 2009	$37,092	$22,773	$10,467	$70,332

Reclassification—Certain amounts for the three months ended March 31, 2009 and 2008 have been reclassified in the comparative financial statements to be comparable to the presentation in the three months ended March 31, 2009. These reclassifications had no effect on net assets, net income or cash flows from operating activities.

(5) Related Party Transactions and Agreements

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

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $2,500 is paid to the Chairman of the Independent Directors and the Chairman of the Audit Committee. An annual fee of $15,000 is paid to the Chairman of the Board of Directors.

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

The remaining two commitments as of March 31, 2009 relate to the Fund’s portfolio company investments and are summarized as follows (in thousands):

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

The Fund was not required to make a distribution of ordinary income for 2008 under income tax regulations. For the year ended December 31, 2008, the Fund had a net investment loss for book purposes of $1.0 million and $1.0 million for tax purposes. During 2008, the Fund had a net capital gain for book purposes of $0.9 million and a net capital gain for tax purposes of $1.0 million. As of December 31, 2008, the Fund has no capital loss carry-forward. The aggregate cost of investments for federal income tax purposes as of December 31, 2008 was $69.2 million. Such investments had unrealized appreciation of $15.6 and unrealized depreciation of $18.7 for book purposes, or net unrealized depreciation of $3.1 million.

The Fund follows Financial Accounting Standards Board (FASB) Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” referred to as “FIN 48,” as of January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, FIN 48 prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under FIN 48, if a tax position previously failed the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold should no longer be recognized in the first financial reporting period that the threshold is no longer met.

The Fund is a flow-through, non-tax paying entity; further, the Fund’s net operating loss carry-forwards have been exhausted. Based upon an examination of the Fund’s tax position, the Fund determined that the aggregate exposure under FIN 48 did not have a material impact on its financial statements at December 31, 2008 or March 31, 2009. Therefore, the Fund has not recorded an adjustment to its financial statements related to the adoption of FIN 48. The Fund will continue to evaluate its tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

(8) Portfolio Securities

During the three months ended March 31, 2009, the Fund made follow-on investments of $1.1 million in several follow-on investments, including $0.4 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the quarter ended March 31, 2009 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Riptide Entertainment, LLC	$—	$—	$350	$—	$350
Nickent Golf, Inc.	—	—	320	—	320
1848 Capital Partners LLC	—	—	—	244	244
ConGlobal Industries Holdings, Inc.	—	—	—	57	57
London Bridge Entertainment Partners Ltd	—	—	—	50	50
Big Apple Entertainment Partners LLC	—	—	—	38	38

			$670	$389	$389

During the three months ended March 31, 2009, the Fund realized net capital loss of $0.02 million from the sale of U. S. Treasury Bills.

Net unrealized depreciation on investments decreased by $1.1 million during the three months ended March 31, 2009, from a net unrealized depreciation of $3.0 million to a net unrealized depreciation of $1.9 million. Such decrease in depreciation resulted primarily from increase in estimated fair market value of Infinia Corporation and Spectrum Management, Inc., resulting from an increase in operations for the period. These increases were partially offset by the decrease in fair market value of Sovereign Business Forms, Inc. and ConGlobal Industries Holdings, Inc, resulting from declining sales and trailing operations.

During the three months ended March 31, 2008, the Fund invested $3.0 million in a new portfolio company and made follow-on investments of $7.8 million, including $0.2 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

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

(9) Recent Accounting Pronouncements

Fair Value Measurements—On February 12, 2008, FASB Staff Position No. FAS 157-2—Effective Date of FASB No. 157, or FSP 157-2, was issued. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, with early adoption permitted in certain cases. Our adoption of this standard effective January 1, 2009 did not affect our financial position or results of operations.

On October 10, 2008, FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. This FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, or FSP 157-4, was issued. This FSP provides guidance for determining whether normal market activity exists for Level 2 assets and liabilities. In addition, FSP 157-4 expands disclosure requirements for fair value reporting and requires a categorization of investments consistent with that required for SFAS 115—Accounting for Certain Investments in Debt and Equity Securities. FSP 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this standard for our period ended June 30, 2009. Since our Level 2 investments comprise less that 1.5% of our investment portfolio, we do not believe that the adoption of FSP 157-4 will have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, was issued. This FSP requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. FSP 107-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this standard for the period ended June 30, 2009. Currently, we are reviewing the disclosure requirements of this FSP.

(10) Subsequent Events

On April 1, 2009, the Fund sold U.S. Treasury bills for $42.0 million and repaid the margin loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund did not make any new investments other than follow-on investments during the three months ended March 31, 2009 and made one new investment other than follow-on investments during the three months ended March 31, 2008.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $70.3 million and $68.3 million as of March 31, 2009 and December 31, 2008, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of March 31, 2009 and December 31, 2008, one of the Fund’s portfolio securities, Metic Group plc, was publicly listed on the AIM. Fair values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments. On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

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

Current Market Conditions

The state of the economy in the U.S. and abroad continued to deteriorate to what many believe is a recession, which could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in fair value of their assets. The failure of a number of banks and investment companies, distressed mergers and acquisitions, and the government take-over of the nation’s two largest government-sponsored mortgage companies led to the passage of the $700 billion Emergency Economic Stabilization Act in early October 2008. In addition, the stock market has declined significantly, with both the S&P 500 and the NYSE (on which EQS trades) declining approximately 40% between March 31, 2008 and March 31, 2009. As the recession deepened, unemployment rose and consumer confidence declined, which led to significant reductions in spending by both consumers and businesses. These events have significantly constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular.

These and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and business, adversely affecting a number of industries including those in which the Fund’s portfolio companies operate. Further, consistent with other companies in the financial services sector, the Fund has been adversely affected by many of these events. Between March 31, 2009 and March 31, 2008, the closing price of the Fund’s common stock has declined approximately 58% and is trading at a 68% discount.

Liquidity and Capital Resources

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the three months ended March 31, 2009 and 2008, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $0.1 million for the three months ended March 31, 2009 and net investment income was $0.4 million for the three months ended March 31, 2008. The net investment loss generated at March 31, 2009 compared to 2008, is due primarily to the decrease in total investment income and an increase in total expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Total income from portfolio securities was $0.9 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively.

Interest from temporary cash investments decreased from $0.3 million for the three months ended March 31, 2008 to $0.02 million for the three months ended March 31, 2009. The cash in temporary investments (excluding the margin account) decreased $15.5 million from $22.8 million as of March 31, 2008 to $7.3 million as of March 31, 2009, primarily due to the increase in new and follow-on investments.

The Adviser receives management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $0.4 million for the three months ended March 31, 2009, or a $0.1 million decrease from the three months ended March 31, 2008.

Professional fees increased from $0.2 million to $0.3 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

Administrative fees were unchanged for the three months ended March 31, 2009 and 2008, respectively. The Fund reimburses the Administrator, ECAC, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The Administrator receives $112,500 per quarter.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2009, the Fund realized net capital loss of $0.02 million from the sale of U.S. Treasury Bills.

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

			$425

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased by $1.1 million during the three months ended March 31, 2009, from a net unrealized depreciation of $3.0 million to a net unrealized depreciation of $1.9 million. Such decrease in depreciation resulted primarily from increase in estimated fair market value of Infinia Corporation and Spectrum Management, Inc., resulting from an increase in operations for the period. These increases were partially offset by the decrease in fair market value of Sovereign Business Forms, Inc. and ConGlobal Industries Holdings, Inc, resulting from declining sales and trailing operations.

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

Dividends

On February 27, 2009, the Fund announced the declaration of a first quarter dividend of $0.1075 per share in accordance with the Fund’s revised managed distribution policy, pursuant to which it intends to pay quarterly dividends at an annualized rate equal to 10% of the Fund’s market value based on the 2008 year-end closing price of $4.30. A dividend in the amount of $0.9 million was payable on March 30, 2009 to shareholders of record as of March 9, 2009. The Fund issued 296,528 additional shares of its common stock at an effective price of $3.10 per share and paid $2,000 in cash for fractional shares. The classification of this dividend as between ordinary income, capital gain and return of capital will not be known until December 31, 2009, since any purchase or sale of a portfolio company during the remainder of the year will affect the classification.

The Fund paid a $0.158 dividend for shareholders of record as of the close of business on February 29, 2008 on March 31, 2008. The Fund paid $ 0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share, in payment of such dividend.

On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend, paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. The Fund will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Investments

The following table includes significant new and follow-on investments during the quarter ended March 31, 2009 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Riptide Entertainment, LLC	$—	$—	$350	$—	$350
Nickent Golf, Inc.	—	—	320	—	320
1848 Capital Partners LLC	—	—	—	244	244
ConGlobal Industries Holdings, Inc.	—	—	—	57	57
London Bridge Entertainment Partners Ltd	—	—	—	50	50
Big Apple Entertainment Partners LLC	—	—	—	38	38

			$670	$389	$389

The following table includes significant new and follow-on investments during the quarter ended March 31, 2008 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Infinia Corporation	$—	$—	$5,000	$—	$5,000
1848 Capital Partners LLC	3,000	—	—	—	3,000
Riptide Entertainment, LLC	—	—	1,600	—	1,600
Nickent Golf, Inc.	—	—	1,000	60	1,060
Various others	—	—	—	161	161

	$3,000	$—	$7,600	$221	$10,821

Subsequent Events

On April 1, 2009, the Fund sold U.S. Treasury bills for $42.0 million and repaid the margin loan.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Alternative Energy includes two portfolio companies and was 29.7% of the net asset value and 33.1% of the Fund’s investments in portfolio company securities (at fair value) at March 31, 2009. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

10.	Material Contracts.

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Joint Code of Ethics of the Fund and Moore Clayton Capital Advisors, Inc. (Rule 17j-1) [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(g)	Revolving Credit Note between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

(h)	Pledge and Security Agreement between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: May 14, 2009	/s/ Kenneth I. Denos
Kenneth I. Denos Chief Executive Officer