Form 10-Q
period 2009-06-30
EQUUS TOTAL RETURN, INC.
filed 2009-08-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

There were 8,861,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 14, 2009. The net asset value of a share at June 30, 2009 was $8.24.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	June 30, 2009	December 31, 2008
(in thousands, except per share amounts)	(unaudited)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $37,074 and $36,808 respectively)	$36,183	$37,190
Affiliate investments (cost at $18,722 and $18,353 respectively)	18,365	20,974
Non-affiliate investments (cost at $17,419 and $16,930 respectively)	10,624	10,872

Total investments in portfolio securities at fair value	65,172	69,036
Restricted cash & temporary investments, at cost which approximates fair value	41,451	45,419
Cash	98	71
Temporary cash investments, at cost which approximates fair value	6,629	8,585
Accounts receivable and other	28	8
Accrued interest and dividends receivable due from portfolio securities	1,106	944

Total assets	$114,484	$124,063

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$94	$204
Due to adviser	352	455
Borrowing under margin account	41,041	44,969

Total liabilities	41,487	45,628

Net assets:
Preferred stock, $.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000 shares authorized, 8,862 and 8,565 shares outstanding, respectively	9	9
Additional paid-in capital	85,932	85,966
Undistributed net investment losses	(4,901)	(4,485)
Unrealized depreciation of portfolio securities, net	(8,043)	(3,055)

Total net assets	$72,997	$78,435

Net assets per share	$8.24	$9.16

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

(in thousands, except per share amounts)	2009	2008
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$241	$(49)
Affiliate investments	(1)	214
Non-affiliate investments	461	441

Total interest and dividend income	701	606
Interest from temporary cash investments	14	141

Total investment income	715	747

Expenses:
Management fee	352	519
Incentive fee	—	93
Professional fees	293	214
Administrative fees	113	113
Director fees and expenses	140	143
Mailing, printing and other expenses	72	148
Interest expense	11	11
Taxes	23	10

Total expenses	1,004	1,251

Net investment loss	(289)	(504)

Net realized gain (loss) on portfolio securities:
Control investments	—	554
Affiliate investments	—	—
Non-affiliate investments	—	—
Temporary cash investments	(8)	—

Total net realized gain (loss) on portfolio securities	(8)	554

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(8,043)	17,129
Beginning of period	(1,941)	17,118

Net change in unrealized appreciation (depreciation) of portfolio securities	(6,102)	11

Net increase (decrease) in net assets resulting from operations	$(6,399)	$61

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.72)	$0.01

Weighted average shares outstanding, in thousands
Basic and diluted	8,862	8,497

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

(in thousands, except per share amounts)	2009	2008
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$552	$384
Affiliate investments	24	461
Non-affiliate investments	1,009	844

Total interest and dividend income	1,585	1,689
Interest from temporary cash investments	35	392

Total investment income	1,620	2,081
Expenses:
Management fee	714	1,022
Incentive fee	—	110
Professional fees	639	387
Administrative fees	226	225
Director fees and expenses	245	234
Mailing, printing and other expenses	160	171
Interest expense	22	16
Taxes	30	10

Total expenses	2,036	2,175

Net investment loss	(416)	(94)
Net realized gain (loss) on portfolio securities:
Control investments	—	627
Affiliate investments	—	351
Non-affiliate investments	—	—
Temporary cash investments	(32)	—

Total net realized gain (loss) on portfolio securities	(32)	978
Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(8,043)	17,129
Beginning of period	(3,055)	16,818

Net change in unrealized appreciation (depreciation) of portfolio securities	(4,988)	311

Net increase (decrease) in net assets resulting from operations	$(5,436)	$1,195

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.62)	$0.14

Weighted average shares outstanding, in thousands
Basic and diluted	8,717	8,450

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

(in thousands)	2009	2008
Increase (decrease) in net assets from operations:
Net investment loss	$(416)	$(94)
Net realized gain (loss) on portfolio securities	(32)	978
Net change in unrealized appreciation (depreciation) of portfolio securities	(4,988)	311

Net increase (decrease) in net assets resulting from operations	(5,436)	1,195

Capital share transactions:
Dividends declared	(921)	(2,670)
Shares issued in dividend	919	1,235

Decrease in net assets resulting from capital share transactions	(2)	(1,435)

Decrease in net assets	(5,438)	(240)
Net assets at beginning of period	78,435	103,216

Net assets at end of period	$72,997	$102,976

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

(in thousands)	2009	2008
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$(5,436)	$1,195
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	32	(978)
Net change in unrealized (appreciation) depreciation of portfolio securities	4,988	(311)
Amortization of original issue discount and origination fees	—	23
Changes in operating assets and liabilities:
Purchase of portfolio securities	(720)	(13,681)
Proceeds from dispositions of securities	142	3,915
Sales (purchases) of restricted temporary cash investments	3,936	(21,213)
(Increase) decrease in accounts receivable and other	(20)	99
Increase in accrued interest receivable due from portfolio securities	(708)	(634)
Decrease in accrued escrowed receivables	—	262
Decrease in accounts payable and accrued liabilities	(110)	(69)
Decrease in due to adviser	(103)	(773)

Net cash provided by (used in) operating activities	2,001	(32,165)
Cash flows from financing activities:
Borrowings under margin account	83,040	85,998
Repayments under margin account	(86,968)	(64,995)
Dividends paid	(2)	(1,435)

Net cash provided by (used in) financing activities	(3,930)	19,568

Net decrease in cash and cash equivalents	(1,929)	(12,597)
Cash and cash equivalents at beginning of period	8,656	30,940

Cash and cash equivalents at end of period	$6,727	$18,343

Non-cash financing activities:
Shares issued in lieu of cash dividend	$919	$1,235

Accrued interest or dividends exchanged for portfolio securities	$546	$295

Supplemental disclosure of cash flow information:
Interest paid	$41	$11

Income taxes paid	$17	$10

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	2009	2008
Investment income	$0.19	$0.25
Expenses	(0.23)	(0.26)

Net investment loss	(0.04)	(0.01)
Net realized gain (loss) on portfolio securities	(0.00)	0.12
Net change in unrealized appreciation (depreciation) of portfolio securities	(0.57)	0.03

Net increase (decrease) in net assets resulting from operations	(0.61)	0.14
Capital share transactions:
Dividend declared	(0.11)	(0.32)
Dilutive effect of shares issued in common stock dividend	(0.20)	(0.11)

Decrease in net assets resulting from capital transactions	(0.31)	(0.43)

Net decrease in net assets	(0.92)	(0.29)
Net assets at beginning of period	9.16	12.29

Net assets at end of period, basic and diluted	$8.24	$12.00

Weighted average number of shares outstanding during period, in thousands	8,717	8,450
Market value per share at end of period	$3.23	$7.01
Ratio of expenses to average net assets	2.69%	2.11%
Ratio of net investment loss to average net assets	(0.55)%	(0.09)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(7.18)%	1.16%
Total return on market price*	(22.33)%	16.10%

*	Adjusted for dividends and can be calculated as the June 30, 2009 market value plus year-to-date dividends declared less the December 31, 2008 market value, divided by the December 31, 2008 market value.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

June 30, 2009

(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control investments: Majority-owned (6):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$5,000	$5,000
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%) 8% promissory notes	$9,910	65 9,910	— 7,870
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock 12% promissory notes(1)	3,250	5,080 3,250	3,640 3,250
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest 16% subordinated promissory note(1)	1,690	2,850 1,690	5,883 1,690
Total Control investments: Majority-owned (represents 41.9% of total investments at fair value)					$27,845	$27,333
Control Investments: Non-majority owned(5):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock 7% promissory note (1)(2) Member interest (100%) in CCI-ANI Finance, LLC Member interest (67.95%) in JL Madre, LLC	$3,666	$1,370 3,666 2,696 723	$1,019 3,666 3,069 787
HealthSPAC, LLC El Segundo, CA	Healthcare	December 2006	Member interest (40%) 12% promissory note	734	40 734	— 309
Total Control Investments: Non-majority Owned (represents 13.6% of total investments at fair value)					$9,229	$8,850
Total Control Investments: (represents 55.5% of total investments at fair value)					$37,074	$36,183
Affiliate Investments(4):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	666,667 Class A shares preferred stock 160,720 Class B shares preferred stock Option to purchase 16,000 shares of common stock at $6.35 per share through December 19, 2012		$3,000 5,000 —	$12,276 5,000 264
Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	13% promissory note 8% promissory note 3,000,000 shares Class A convertible preferred stock	$6,750 50	$6,750 50 3,000	200 50 —
			Warrants to buy 15,000 shares of common stock at $1 per share through March 17, 2013		—	—
			Warrants to buy 600,815 shares of common stock at $1.00 per share through August 16, 2010, warrant terms subject to change		—	—
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—
RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		572	575
Total Affiliate Investments (represents 28.2% of total investments at fair value)					$18,722	$18,365

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

June 30, 2009

(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):

1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(1)(2)	$3,447	$3,447	$3,447

Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(1)(2)	3,076	3,076	3,076

Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005	17-19.8% subordinated promissory note	4,000	4,000	—

London Bridge Entertainment Partners Ltd London UK	Entertainment and leisure	August 2008	18% promissory note(1)(2)	2,601	2,601	2,601

Metic Group, PLC London, UK	Commercial building products	August 2008	1,830,660 shares common stock		1,000	—

The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock 38,750 Class C shares preferred stock		1,795 —	— —
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—

Trulite, Inc.	Alternative energy	August 2008	15% promissory note(1)	1,500	1,500	1,500
Houston, TX			Warrant to buy 3,947,368 shares of common stock through July 2013		—	—

Total Non-Affiliate Investments (represents 16.3% of total investments at fair value)					$17,419	$10,624

Total Investments					$73,215	$65,172

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(5)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(6)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

June 30, 2009

(Unaudited)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 85.4% of the total value of the investments in portfolio securities as of June 30, 2009.

The Fund’s investments in portfolio securities consist of the following types of securities as of June 30, 2009 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$40,674	$27,659	37.9%
Preferred stock	12,795	17,276	23.6%
Limited liability company investments	11,945	15,314	21.0%
Common stock	7,801	4,659	6.4%
Options and warrants	—	264	0.4%

Total	$73,215	$65,172	89.3%

Four notes receivable included in secured and subordinated debt with an estimated fair value of $12.8 million provide that all or a portion of interest is paid-in-kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of the secured and subordinated debt, cash payments of interest are currently being received on notes aggregating $6.5 million in fair value, while no cash payments are being received on notes aggregating $8.4 million in fair value.

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2009 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Alternative energy	$19,040	26.1%
Entertainment and leisure	17,244	23.6%
Business products and services	14,463	19.8%
Shipping products and services	8,541	11.7%
Media	5,000	6.9%
Healthcare	884	1.2%

Total	$65,172	89.3%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2008

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control investments: Majority-owned(6):

Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$5,000	$5,000

Riptide Entertainment, LLC	Entertainment and	December 2005	Member interest (64.67%)		65	—
Miami, FL	leisure		8% promissory notes	$9,560	9,560	7,437

Sovereign Business Forms, Inc.(7)	Business products	August 1996	1,214,630 shares of common stock(1)		5,080	4,800
Houston, TX	and services		12% promissory notes(1)	3,250	3,250	3,250

Spectrum Management, LLC	Business products	December 1999	285,000 units of Class A member interest		2,850	6,419
Carrollton, TX	and services		16% subordinated promissory note(1)	1,690	1,690	1,690

Total Control investments: Majority-owned (represents 41.4% of total investments at fair value)					$27,495	$28,596

Control Investments: Non-majority owned(5):

ConGlobal Industries Holding, Inc.	Shipping products	February 1997	24,397,303 shares of common stock		$1,370	$790
San Ramon, CA	and services		7% promissory note	3,570	3,570	3,570
			Member interest in (100%) CCI-ANI Finance, LLC		2,734	2,989
			Member interest (66.7%) in JL Madre, LLC(1)		865	936

HealthSPAC, LLC	Healthcare	December 2006	Member interest (40%)		40	40
El Segundo, CA			12% promissory note	734	734	269

Total Control Investments: Non-majority Owned (represents 12.5% of total investments at fair value)					$9,313	$8,594

Total Control Investments: (represents 53.9% of total investments at fair value)					$36,808	$37,190

Affiliate Investments(4):

Infinia Corporation Kennewick, WA	Alternative energy	June 2007	666,667 Class A shares preferred stock		$3,000	$14,973
			160,720 Class B shares preferred stock		5,000	5,000
			Option to purchase 16,000 shares of common stock at $6.35 per share through December 19, 2012		—	336

Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	13% promissory note	$6,430	6,430	180
			3,000,000 shares Class A Convertible preferred stock		3,000	—
			Warrants to buy 15,000 shares of common stock at $1 per share through March 17, 2013		—	—
			Warrants to buy 600,815 shares of common stock at $1.00 per share through August 16, 2010, warrant terms subject to change		—	—

PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—

RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	485

Total Affiliate Investments (represents 30.4% of total investments at fair value)					$18,353	$20,974

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2008 – (Continued)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):

1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(1)(2)	$3,135	$3,135	$3,135

Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(1)	3,000	3,000	3,000

Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005	17-19.8% subordinated promissory note	4,000	4,000	—

London Bridge Entertainment Partners Ltd New York, NY	Entertainment and leisure	August 2008	18% promissory note(1)	2,500	2,500	2,500

Metic Group, PLC London, UK	Commercial building products	August 2008	1,830,660 shares common of stock(2)	—	1,000	737

The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	—
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—

Trulite, Inc.	Alternative energy	August 2008	15% promissory note(1)	1,500	1,500	1,500
Houston, TX			Warrant to buy 3,947,368 shares of common stock through July 2013		—	—

Total Non-Affiliate Investments (represents 15.7% of total investments at fair value)					$16,930	$10,872

Total Investments					$72,091	$69,036

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(5)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(6)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(7)	In May 2008, Sovereign restructured its ownership and debt. As a result, the Fund’s ownership interest increased to majority-owned control investment.

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

June 30, 2009 AND 2008

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

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or internally. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in portfolio companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). Following shareholder approval on June 30, 2005, the Fund entered into an investment advisory agreement with Moore Clayton Capital Advisors, Inc. (the “Adviser”). Prior to this agreement, the Fund’s adviser was Equus Capital Management Corporation. On June 12, 2009, the Fund and its Board of Directors announced plans to “internalize” Fund management. The Fund’s investment advisory agreement with the Adviser terminated on June 30, 2009. The Fund now directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended

December 31, 2008, as filed with the SEC. Certain prior period information has been reclassified to conform to current period presentation.

(2) Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through June 30, 2010.

Management is currently evaluating the impact of current market conditions on its portfolio company valuations and their ability to provide current income. Management has followed valuation techniques in a consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. If necessary to meet the Fund’s investment commitment of $3.2 million, the Fund has a secured $7.5 million revolving line of credit facility with Amegy Bank. The Fund has not yet borrowed under this facility. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance capital commitments through the next twelve months.

On June 12, 2009, the Fund and its Board of Directors announced plans to “internalize” Fund management. The Fund now directly employs its management team and incurs the costs and expenses associated with Fund operations. In pursuing the course of internalized management, the Board, among other things, seeks to enhance the Fund’s liquidity position, achieve a lower operational cost structure.

Cash and Temporary Investments—As of June 30, 2009, the Fund had cash and temporary cash investments of $6.7 million. The Fund had $65.2 million of its net assets of $73.0 million invested in portfolio securities. Restricted assets totaled $41.4 million, of which $41.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.4 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on July 1, 2009.

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

Dividends—On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend, paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. The Fund will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

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

Revolving Line of Credit Agreement—On August 13, 2008, the Fund entered into a $7.5 million revolving line of credit agreement (the “Credit Facility”) with Amegy Bank. The Fund can borrow up to $7.5 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of the higher of (a) the Federal Funds Rate plus  1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Lender as its “prime rate”. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities. It contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates all of which the Fund is in compliance as of June 30, 2009. To date, the Fund has not borrowed any amounts under the Credit Facility.

Commitments—As of June 30, 2009, the Fund had a total commitment of $3.2 million to HealthSPAC in the healthcare sector.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Investments—As of June 30, 2009 and December 31, 2008, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

As of June 30, 2009, the Fund borrowed $41.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $41.4 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on June 1, 2009.

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

Certain Risks and Uncertainties—Economic conditions during 2008 and 2009 along with market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during this period, the price of our common stock fell well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments, to deleveraging our balance sheet, and preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook during 2009 to provide necessary liquidity include monetizations, the suspension of dividends and the renegotiation of our debt agreements. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2009 operating requirements.

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

Privately-held portfolio securities—The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Fair valuations are necessarily subjective and management’s estimate of values may differ materially from amounts actually received upon the disposition of portfolio securities.

Generally, cost is the primary factor used to determine fair value until significant developments affecting the portfolio company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Appraised values are determined quarterly by management, subject to the approval of the Board of Directors.

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

From time to time, portfolio companies are in default of certain covenants in their loan agreements. When management has a reasonable belief that the portfolio company will be able to restructure the loan agreements to adjust for any defaults, the portfolio company’s securities continue to be valued assuming that the company is a going concern. In the event a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness or is not successful in refinancing the debt upon its maturity, the Fund’s investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or the portfolio company’s reorganization or bankruptcy.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $65.2 million and $69.0 million as of June 30, 2009 and December 31, 2008, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2008, one of the Fund’s portfolio securities, Metic Group plc, was publicly listed on the AIM. The securities were subsequently de-listed as of June 30, 2009. Fair values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments. On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of June 30, 2009
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signifant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$36,183	$—	$—	$36,183
Affiliate investments	18,365	—	—	18,365
Non-Affiliate investments	10,624	—	—	10,624

Total assets reported at fair value	$65,172	$—	$—	$65,172

The following table provides a reconciliation of fair value changes for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2008	$37,190	$20,974	$10,135	$68,299
Total realized gains	—	—	—	—
Change in unrealized appreciation (depreciation)	(1,273)	(2,978)	(737)	(4,988)
Purchases, issuances and settlements, net	266	369	489	1,124
Transfers in (out) of Level 3	—	—	737	737

Fair value as of June 30, 2009	$36,183	$18,365	$10,624	$65,172

Reclassification—Certain amounts for the six months ended June 30, 2008 have been reclassified in the comparative financial statements to be comparable to the presentation in the six months ended June 30, 2009. These reclassifications had no effect on net assets, net income or cash flows from operating activities.

(5) Related Party Transactions and Agreements

The Fund entered into an investment advisory agreement dated June 30, 2005 (the “Advisory Agreement”) with Moore Clayton Capital Advisors, Inc. (the “Adviser”) pursuant to which the Adviser performed certain investment advisory services in exchange for which the Adviser received a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The advisory fees that the Fund paid under the Advisory Agreement represented the Adviser’s primary source of revenue. The Adviser is a group company of Moore, Clayton & Co., Inc., an international private equity investment and advisory firm. The Adviser is controlled by Anthony R. Moore and Kenneth I. Denos (the latter of whom is a directors of the Fund), who hold non-dividend super voting preferred shares in the Adviser. The Advisory Agreement was terminated effective June 30, 2009.

The Fund also entered into an administration agreement dated June 30, 2005 (“Administration Agreement”) with Equus Capital Administration Company, Inc. (the “Administrator”). Pursuant to the Administration Agreement, the Administrator provided (or arranged for suitable third parties to provide) all administrative services necessary for the operation of the Fund. The Fund reimbursed the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements did not exceed $0.5 million per year. The Administration Agreement was terminated effective June 30, 2009.

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

(6) Contractual Obligations

The Fund has entered into a contract under which it expects to have a material future commitment. The remaining commitment as of June 30, 2009 relates to the Fund’s portfolio company investments and is summarized as follows (in thousands):

Portfolio Company	Original Commitment	Remaining Commitment
HealthSPAC, LLC (1)	$5,000	$3,227

(1)	Funding of the remaining commitment has been postponed until 2010 as a result of a restructuring.

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

The Fund is a flow-through, non-tax paying entity; further, the Fund’s net operating loss carry-forwards have been exhausted. Based upon an examination of the Fund’s tax position, the Fund determined that the aggregate exposure under FIN 48 did not have a material impact on its financial statements at December 31, 2008 or June 30, 2009. Therefore, the Fund has not recorded an adjustment to its financial statements related to the adoption of FIN 48. The Fund will continue to evaluate its tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

(8) Portfolio Securities

During the six months ended June 30, 2009, the Fund made follow-on investments of $1.3 million in several portfolio companies, including $0.6 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the six months ended June 30, 2009 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Nickent Golf, Inc.	$—	$—	$370	$—	$370
Riptide Entertainment, LLC	—	—	350	—	350
1848 Capital Partners LLC	—	—	—	312	312
Big Apple Entertainment Partners LLC	—	—	—	76	76
ConGlobal Industries Holdings, Inc.	—	—	—	57	57
London Bridge Entertainment Partners Ltd	—	—	—	101	101

	$—	$—	$720	$546	$1,266

During the six months ended June 30, 2009, the Fund realized a net capital loss of $0.03 million from the sale of U. S. Treasury Bills.

Net unrealized depreciation on investments increased by $5.0 million during the six months ended June 30, 2009, from a net unrealized depreciation of $3.0 million to a net unrealized depreciation of $8.0 million. Such decrease in depreciation resulted primarily from decrease in estimated fair market value of Infinia Corporation, Sovereign Business Forms, Inc., Spectrum Management, Inc., and Metic Group plc, resulting primarily from decreases in operations for the period.

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

On April 9, 2009, FASB Staff Position No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, or FSP 157-4, was issued. This FSP provides guidance for determining whether normal market activity exists for Level 2 assets and liabilities. In addition, FSP 157-4 expands disclosure requirements for fair value reporting and requires a categorization of investments consistent with that required for SFAS 115—Accounting for Certain Investments in Debt and Equity Securities. FSP 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted this standard effective for our period ended June 30, 2009. The adoption of FSP 157-4 did not have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, was issued. This FSP requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. We adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

Standard on Subsequent Events—On May 28, 2009, the Financial Accounting Standards Board issued SFAS 165—Subsequent Events, or SFAS 165. SFAS 165 provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. SFAS 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

Codification of Accounting Standards—In June 2009, the Financial Accounting Standards Board issued SFAS No. 168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. When SFAS 168 is effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. SFAS 168 is not expected to change existing accounting standards, but rather changes the way that companies will refer to accounting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our financial statements covering the period ending September 30, 2009. We do not expect that our adoption of this standard will have a material impact on our financial position or results of operations.

(10) Subsequent Events

Management performed an evaluation of the Fund’s activity through August 14, 2009, the date the financial statements were issued, noting the following subsequent events:

On July 1, 2009, the Fund sold U.S. Treasury bills for $41.0 million and repaid the margin loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund did not make any new investments other than follow-on investments during the six months ended June 30, 2009 and made one new investment other than follow-on investments during the six months ended June 30, 2008.

The valuation of the Fund’s investments is the most significant area of judgment impacting the financial statements. The Fund’s portfolio securities are valued at estimates of fair value, with the net change in unrealized appreciation or depreciation included in the determination of net assets. Almost all of the long-term investments are in privately-held or restricted securities, the valuation of which is necessarily subjective. Actual values may differ materially from the Fund’s estimated fair value. Portfolio valuations are determined quarterly by management, subject to the approval of the Board of Directors, and are based on a number of relevant factors.

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

The Fund derives its cash flow from interest and dividends received and sales of securities from its investment portfolio. The Fund pays certain general and administrative expenses and interest expense on its existing debt. The Fund also spends its cash on new investments, or follow-on investments which may be required by certain portfolio companies. Because the investments are illiquid, the Fund utilizes leverage to provide the required funds, and the leverage is then repaid from the sale of portfolio securities.

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

On June 12, 2009, the Fund and its Board of Directors announced plans to “internalize” Fund management. The Fund’s investment advisory agreement with the Adviser terminated June 30, 2009. The Fund now directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

Current Market Conditions

The state of the economy in the U.S. and abroad continued to deteriorate to what many believe is a recession, which could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in fair value of their assets. The failure of a number of banks and investment companies, distressed mergers and acquisitions, and the government take-over of the nation’s two largest government-sponsored mortgage companies led to the passage of the $700 billion Emergency Economic Stabilization Act in early October 2008. In addition, the stock market has declined significantly, with the S&P 500 and the NYSE (on which EQS trades) declining 28% and 32% respectively between June 30, 2008 and June 30, 2009. As the recession deepened, unemployment rose and consumer confidence declined, which led to significant reductions in spending by both consumers and businesses. These events have significantly constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular.

These and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and business, adversely affecting a number of industries including those in which the Fund’s portfolio companies operate. Further, consistent with other companies in the financial services sector, the Fund has been adversely affected by many of these events. Between June 30, 2008 and June 30, 2009, the closing price of the Fund’s common stock has declined approximately 53% and is trading at a 60% discount.

Liquidity and Capital Resources

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the six months ended June 30, 2009 and 2008, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $0.4 million and $0.1 million for the six months ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively. Total income from portfolio securities was $1.6 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively, and $0.7 million and $0.6 million for the three months ended June 30, 2009 and 2008 respectively. The net investment loss generated at June 30, 2008 compared to 2009 is due primarily to the decline in interest and dividend income of $0.4 million for the six months ended June 30, 2008, compared to $0.04 million for the six months ended June 30, 2009.

The cash in temporary investments (excluding the margin account) decreased from $18.3 million as of June 30, 2008 to $6.7 million as of June 30, 2009, primarily due to the increase in new and follow-on investments. Interest earned on these investments also declined sharply.

The former Adviser received management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $0.7 million and $1.0 million for the six months ended June 30, 2009 and 2008 respectively, and $0.4 million and $0.5 million for the three months ended June 30, 2009 and 2008. The decline in management fees is due to the overall decline in the net assets for the corresponding periods.

Incentive fees are calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The proceeds of any sale are compared to the fair market valuation of the Fund’s portfolio companies at March 31, 2005. Incentive fee expense was $0 for the three and six months ended June 30, 2009 as compared to the $0.1 million for the six months ended June 30, 2008, and $0.09 million for the three months ended June 30, 2008, as net realized capital gains were $0 during the 2009 periods.

Professional fees increased to $0.6 million for the six months ended June 30, 2009 from $0.4 million for the six months ended June 30, 2008 and to $0.3 million for the three months ended June 30, 2009 from $0.2 million for the three months ended June 30, 2008.

Administrative fees were unchanged for the three and six months ended June 30, 2009 and 2008, respectively. The Fund reimbursed the Administrator, ECAC, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements did not exceed $450,000 per year. The administrator received $112,500 per quarter.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2009, the Fund realized net capital losses of $0.03 million from the sale of U.S. Treasury Bills.

During the three months ended June 30, 2009, the Fund realized net capital losses of $0.01 million from the sale of U.S. Treasury Bills.

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

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $5.0 million during the six months ended June 30, 2009, from a net unrealized depreciation of $3.0 million to a net unrealized depreciation of $8.0 million. Such increase in depreciation resulted primarily from the decrease in estimated fair market value of Infinia Corporation, Spectrum Management, Inc., Sovereign Business Forms, Inc. and Metic Group plc, resulting primarily from a decrease in operations for the period.

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

Portfolio Investments

The following table includes significant new and follow-on investments during the six months ended June 30, 2009 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Nickent Golf, Inc.	$—	$—	$370	$—	$370
Riptide Entertainment, LLC	—	—	350	—	350
1848 Capital Partners LLC	—	—	—	312	312
Big Apple Entertainment Partners LLC	—	—	—	76	76
ConGlobal Industries Holdings, Inc.	—	—	—	57	57
London Bridge Entertainment Partners Ltd	—	—	—	101	101

	$—	$—	$720	$546	$1,266

The following table includes significant new and follow-on investments during the six months ended June 30, 2008 (in thousands):

	New		Follow-on
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Infinia Corporation	$—	$—	$5,000	$—	$5,000
Riptide Entertainment, LLC	—	—	4,600	—	4,600
1848 Capital Partners LLC	3,000	—	—	—	3,000
Nickent Golf, Inc.	—	—	1,000	122	1,122
HealthSpac, LLC	—	—	81		81
Various others	—	—	—	150	150

	$3,000	$—	$10,681	$272	$13,953

Subsequent Events

Management performed an evaluation of the Fund’s activity through August 14, 2009, the date the financial statements were issued, noting the following subsequent events:

On July 1, 2009, the Fund sold U.S. Treasury bills for $41.0 million and repaid the margin loan.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Alternative Energy includes two portfolio companies and was 26.1% of the net asset value and 30.7% of the Fund’s investments in portfolio company securities (at fair value) at June 30, 2009. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Fund held its annual meeting of shareholders on May 13, 2009. At the meeting, shareholders voted on the election of nine directors, each for a term of one year.

The table set forth below shows, with respect to each nominee, the number of shares voted for such nominee and shares for which authority was withheld:

Name of Nominee	For	Withheld
Richard F. Bergner	5,080,588	1,099,059
Charles M. Boyd, M.D.	5,104,330	1,075,317
Kenneth I. Denos	4,205,090	1,947,556
Sam P. Douglass	5,101,655	1,077,991
Alan D. Feinsilver	5,074,491	1,105,156
Gregory J. Flanagan	5,136,795	1,042,851
Henry W. Hankinson	5,031,623	1,148,023
Robert L. Knauss	5,037,364	1,142,282
Dr. Francis D. Tuggle	5,056,520	1,123,126

All nominees to the Registrant’s Board of Directors were elected.

Item 5.	Other Information

On June 30, 2009, the Fund received a “Wells” notice from the Securities and Exchange Commission (“SEC”). Based on discussions with the SEC staff, the Fund believes that the issues the staff intends to pursue relate to a one-time administrative fee that the Fund paid in 2005 and the compensation of a certain Fund officer during approximately the same time period. The Wells notice notifies the Fund that the staff intends to recommend that the SEC bring a civil action against the Fund for possible violations of the securities laws. The Fund has been cooperating with the SEC in this inquiry. In accordance with SEC procedures, the Fund will have an opportunity to present its perspective on these issues before any formal decision is made on an enforcement proceeding. The Fund also understands that three persons (two of whom are formerly associated with the Fund and the Fund’s prior investment adviser) have received similar Wells notices relating to the 2005 activity. The Fund understands that these individuals will have an opportunity to present their perspectives on these issues before any formal decision is made on enforcement proceedings.

Item 6.	Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

10.	Material Contracts.

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund. (Rule 17j-1) [Filed herewith.]

(g)	Revolving Credit Note between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

(h)	Pledge and Security Agreement between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: August 14, 2009	/s/ Gregory J. Flanagan
Gregory J. Flanagan Chief Executive Officer