Form 10-Q
period 2009-09-30
EQUUS TOTAL RETURN, INC.
filed 2009-11-16
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File Number 0-19509

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Eight Greenway Plaza, Suite 930 Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

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

There were 8,861,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 16, 2009. The net asset value of a share at September 30, 2009 was $7.41.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	September 30, 2009	December 31, 2008
(in thousands, except per share amounts)	(unaudited)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $36,864 and $36,808 respectively)	$35,167	$37,190
Affiliate investments (cost at $18,672 and $18,353 respectively)	11,322	20,974
Non-affiliate investments (cost at $17,804 and $16,930 respectively)	11,009	10,872

Total investments in portfolio securities at fair value	57,498	69,036
Restricted cash & temporary investments, at cost which approximates fair value	34,338	45,419
Cash	1,496	71
Temporary cash investments, at cost which approximates fair value	5,246	8,585
Accounts receivable and other	54	8
Accrued interest and dividends receivable due from portfolio securities	1,099	944

Total assets	$99,731	$124,063

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$101	$204
Due to adviser	—	455
Borrowing under margin account	33,998	44,969

Total liabilities	34,099	45,628

Net assets:
Preferred stock, $.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000 shares authorized, 8,862 and 8,565 shares outstanding, respectively	9	9
Additional paid-in capital	85,926	85,966
Undistributed net investment losses	(4,461)	(4,485)
Unrealized depreciation of portfolio securities, net	(15,842)	(3,055)

Total net assets	$65,632	$78,435

Net assets per share	$7.41	$9.16

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

(in thousands, except per share amounts)	2009	2008
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$809	$221
Affiliate investments	13	216
Non-affiliate investments	501	(233)

Total interest and dividend income	1,323	204
Interest from temporary cash investments	6	88

Total investment income	1,329	292

Expenses:
Management fee	—	463
Administrative fee	—	113
Incentive fee	—	14
Professional fees	375	179
Compensation expense	259	—
Director fees and expenses	111	89
General and adminsitrative expense	81	—
Mailing, printing and other expenses	52	55
Interest expense	11	4

Total expenses	889	917

Net investment income (loss)	440	(625)

Net realized gain (loss):
Control investments	—	(1)
Affiliate investments	—	—
Non-affiliate investments	—	—
Temporary cash investments	(6)	—

Total net realized gain (loss)	(6)	(1)

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(15,842)	12,695
Beginning of period	(8,043)	17,129

Net change in unrealized appreciation (depreciation) of portfolio securities	(7,799)	(4,434)

Net increase (decrease) in net assets resulting from operations	$(7,365)	$(5,060)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.83)	$(0.60)

Weighted average shares outstanding, in thousands
Basic and diluted	8,862	8,497

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

(in thousands, except per share amounts)	2009	2008
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$1,361	$605
Affiliate investments	37	677
Non-affiliate investments	1,510	611

Total interest and dividend income	2,908	1,893
Interest from temporary cash investments	41	480

Total investment income	2,949	2,373
Expenses:
Management fee	714	1,485
Administrative fee	226	338
Incentive fee	—	124
Professional fees	1,014	566
Director fees and expenses	356	323
Compensation expense	259	—
Mailing, printing and other expenses	212	226
General and administrative expense	81	—
Interest expense	33	20
Taxes	30	10

Total expenses	2,925	3,092

Net investment income (loss)	24	(719)
Net realized gain (loss):
Control investments	—	626
Affiliate investments	—	351
Non-affiliate investments	—	—
Temporary cash investments	(38)	—

Total net realized gain (loss)	(38)	977
Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(15,842)	12,695
Beginning of period	(3,055)	16,818

Net change in unrealized appreciation (depreciation) of portfolio securities	(12,787)	(4,123)

Net increase (decrease) in net assets resulting from operations	$(12,801)	$(3,865)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(1.46)	$(0.46)

Weighted average shares outstanding, in thousands
Basic and diluted	8,766	8,475

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

(in thousands)	2009	2008
Increase (decrease) in net assets from operations:
Net investment income (loss)	$24	$(719)
Net realized gain (loss)	(38)	977
Net change in unrealized appreciation (depreciation) of portfolio securities	(12,787)	(4,123)

Net increase (decrease) in net assets resulting from operations	(12,801)	(3,865)

Capital share transactions:
Dividends declared	(921)	(4,026)
Shares issued in dividend	919	1,920
Repurchase of common stock	—	(3,010)

Decrease in net assets resulting from capital share transactions	(2)	(5,116)

Decrease in net assets	(12,803)	(8,981)
Net assets at beginning of period	78,435	103,216

Net assets at end of period	$65,632	$94,235

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

(in thousands)	2009	2008
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$(12,801)	$(3,865)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	38	(977)
Net change in unrealized (appreciation) depreciation of portfolio securities	12,787	4,123
Amortization of original issue discount and origination fees	—	166
Changes in operating assets and liabilities:
Purchase of portfolio securities	(720)	(18,808)
Proceeds from dispositions of securities	916	3,915
Sales (purchases) of restricted temporary cash investments	11,043	(25,248)
(Increase) decrease in accounts receivable and other	(46)	99
Increase in accrued interest receivable due from portfolio securities	(1,600)	(514)
Decrease in accrued escrowed receivables	—	262
Decrease in accounts payable and accrued liabilities	(103)	(52)
Decrease in due to adviser	(455)	(822)

Net cash provided by (used in) operating activities	9,059	(41,721)
Cash flows from financing activities:
Borrowings under margin account	117,038	140,992
Repayments under margin account	(128,009)	(115,994)
Dividends paid	(2)	(2,106)
Repurchase of common stock	—	(3,010)

Net cash provided by (used in) financing activities	(10,973)	19,882

Net decrease in cash and cash equivalents	(1,914)	(21,839)
Cash and cash equivalents at beginning of period	8,656	30,940

Cash and cash equivalents at end of period	$6,742	$9,101

Non-cash financing activities:
Shares issued in lieu of cash dividend	$919	$1,920

Accrued interest or dividends exchanged for portfolio securities	$1,445	$358

Supplemental disclosure of cash flow information:
Interest paid	$42	$16

Income taxes paid	$17	$10

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	2009	2008
Investment income	$0.34	$0.28
Expenses	0.34	0.36

Net investment income (loss)	0.00	(0.08)
Net realized gain (loss)	(0.00)	0.12
Net change in unrealized appreciation (depreciation) of portfolio securities	(1.46)	(0.49)

Net increase (decrease) in net assets resulting from operations	(1.46)	(0.45)
Capital share transactions:
Dividend declared	(0.11)	(0.47)
Share repurchase	—	(0.36)
Dilutive effect of shares issued in common stock dividend	(0.18)	0.40

Decrease in net assets resulting from capital transactions	(0.29)	(0.43)

Net decrease in net assets	(1.75)	(0.88)
Net assets at beginning of period	9.16	12.29

Net assets at end of period, basic and diluted	$7.41	$11.41

Weighted average number of shares outstanding during period, in thousands	8,766	8,475
Market value per share at end of period	$3.22	$6.20
Ratio of expenses to average net assets	4.06%	3.13%
Ratio of net investment income (loss) to average net assets	0.03%	(0.73)%
Ratio of net increase (decrease) in net assets resulting from operations to average net	(17.77)%	(3.91)%
Total return on market price*	(22.62)%	5.77%

*	Adjusted for dividends and can be calculated as the September 30, 2009 market value plus year-to-date dividends declared less the December 31, 2008 market value, divided by the December 31, 2008 market value.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

September 30, 2009

(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control investments: Majority-owned (6):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$5,000	$5,000
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%) 8% promissory notes	$9,910	65 9,910	— 7,852
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock 12% promissory notes(1)	3,250	5,080 3,250	3,984 3,250
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest 16% subordinated promissory note(1)	1,690	2,850 1,690	4,338 1,690
Total Control investments: Majority-owned (represents 45.4% of total investments at fair value)					$27,845	$26,114
Control Investments: Non-majority owned(5):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock 7% promissory note (1)(2)	$6,875	$1,370 6,875	$2,178 6,875
HealthSPAC, LLC El Segundo, CA	Healthcare	December 2006	Member interest (40%) 12% promissory note	734	40 734	— —
Total Control Investments: Non-majority Owned (represents 15.7% of total investments at fair value)					$9,019	$9,053
Total Control Investments: (represents 61.2% of total investments at fair value)					$36,864	$35,167
Affiliate Investments(4):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	666,667 Class A shares preferred stock 160,720 Class B shares preferred stock Option to purchase 16,000 shares of common stock at $6.35 per share through December 19, 2012		$3,000 5,000 —	$6,840 3,662 120
Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	13% promissory note 8% promissory note 3,000,000 shares Class A convertible preferred stock	$6,699 50	6,699 50 3,000	50 50 —
			Warrants to buy 15,000 shares of common stock at $1 per share through March 17, 2013		—	—
			Warrants to buy 600,815 shares of common stock at $1.00 per share through August 16, 2010, warrant terms subject to change		—	—
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—
RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	600
Total Affiliate Investments (represents 19.7% of total investments at fair value)					$18,672	$11,322

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

September 30, 2009

(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment(4)	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):

1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(1)(2)	$3,516	$3,516	$3,516

Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(1)(2)	3,114	3,114	3,114

Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005	17-19.8% subordinated promissory note	4,000	4,000	—

London Bridge Entertainment Partners Ltd London UK	Entertainment and leisure	August 2008	18% promissory note(1)(2)	2,654	2,654	2,654

Metic Group, PLC London, UK	Commercial building products	August 2008	1,830,660 shares common stock		1,000	—

The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock 38,750 Class C shares preferred stock		1,795 —	— —
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—

Trulite, Inc.	Alternative energy	August 2008	18% promissory note(1)(2)	1,725	1,725	1,725
El Dorado Hills, CA			Warrant to buy 6,809,211 shares of common stock through July 2015		—	—

Total Non-Affiliate Investments (represents 19.2% of total investments at fair value)					$17,804	$11,009

Total Investments					$73,340	$57,498

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(5)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(6)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

September 30, 2009

(Unaudited)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 83.9% of the total value of the investments in portfolio securities as of September 30, 2009.

The Fund’s investments in portfolio securities consist of the following types of securities as of September 30, 2009 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$44,217	$30,776	46.9%
Preferred stock	12,795	10,502	16.0%
Limited liability company investments	8,527	9,938	15.1%
Common stock	7,801	6,162	9.4%
Options and warrants	—	120	0.2%

Total	$73,340	$57,498	87.6%

Four notes receivable included in secured and subordinated debt with an estimated fair value of $17.9 million provide that all or a portion of interest is paid-in-kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of the secured and subordinated debt, cash payments of interest are currently being received on notes aggregating $4.9 million in fair value, while no cash payments are being received on notes aggregating $8.0 million in fair value.

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2009 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Entertainment and leisure	$17,236	26.3%
Alternative energy	12,347	18.8%
Business products and services	13,262	20.2%
Shipping products and services	9,053	13.8%
Media	5,000	7.6%
Healthcare	600	0.9%
Commercial building products	—	0.0%
Real estate	—	0.0%

Total	$57,498	87.6%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2008

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Control investments: Majority-owned(6):

Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$5,000	$5,000

Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%) 8% promissory notes	$9,560	65 9,560	— 7,437

Sovereign Business Forms, Inc.(7) Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock(1) 12% promissory notes(1)	3,250	5,080 3,250	4,800 3,250

Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest 16% subordinated promissory note(1)	1,690	2,850 1,690	6,419 1,690

Total Control investments: Majority-owned (represents 41.4% of total investments at fair value)					$27,495	$28,596

Control Investments: Non-majority owned(5):

ConGlobal Industries Holding, Inc.	Shipping products	February 1997	24,397,303 shares of common stock		$1,370	$790
San Ramon, CA	and services		7% promissory note (1)(2)	3,570	3,570	3,570
			Member interest in (100%) CCI-ANI Finance, LLC		2,734	2,989
			Member interest (66.7%) in JL Madre, LLC(1)		865	936

HealthSPAC, LLC	Healthcare	December 2006	Member interest (40%)		40	40
El Segundo, CA			12% promissory note	734	734	269

Total Control Investments: Non-majority Owned (represents 12.5% of total investments at fair value)					$9,313	$8,594

Total Control Investments: (represents 53.9% of total investments at fair value)					$36,808	$37,190

Affiliate Investments(4):

Infinia Corporation Kennewick, WA	Alternative energy	June 2007	666,667 Class A shares preferred stock		$3,000	$14,973
			160,720 Class B shares preferred stock		5,000	5,000
			Option to purchase 16,000 shares of common stock at $6.35 per share through December 19, 2012		—	336

Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	13% promissory note	$6,430	6,430	180
			3,000,000 shares Class A Convertible preferred stock		3,000	—
			Warrants to buy 15,000 shares of common stock at $1 per share through March 17, 2013		—	—
			Warrants to buy 600,815 shares of common stock at $1.00 per share through August 16, 2010, warrant terms subject to change		—	—

PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—

RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	485

Total Affiliate Investments (represents 30.4% of total investments at fair value)					$18,353	$20,974

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2008 – (Continued)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(3)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):

1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(1)(2)	$3,135	$3,135	$3,135

Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(1)	3,000	3,000	3,000

Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005	17-19.8% subordinated promissory note	4,000	4,000	—

London Bridge Entertainment Partners Ltd New York, NY	Entertainment and leisure	August 2008	18% promissory note(1)	2,500	2,500	2,500

Metic Group, PLC London, UK	Commercial building products	August 2008	1,830,660 shares common of stock	—	1,000	737

The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	—
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—

Trulite, Inc.	Alternative energy	August 2008	15% promissory note(1)	1,500	1,500	1,500
El Dorado Hills, CA			Warrant to buy 3,947,368 shares of common stock through July 2013		—	—

Total Non-Affiliate Investments (represents 15.7% of total investments at fair value)					$16,930	$10,872

Total Investments					$72,091	$69,036

(1)	Income-producing. All other securities are considered non-income producing.
(2)	Income on these securities is paid-in-kind by the issuance of additional securities or through accretion of original issue discount.
(3)	See “Business—Valuation.”
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(5)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(6)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(7)	In May 2008, Sovereign restructured its ownership and debt. As a result, the Fund’s ownership interest increased to majority-owned control investment.

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

Two notes receivable included in secured and subordinated debt with an estimated fair value of $6.7 million provide that all or a portion interest is paid-in-kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of secured and subordinated debt, cash payments of interest are currently being received on notes aggregating $12.1 million in fair value, while no cash payments are being received for notes totaling $7.7 million.

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

September 30, 2009 AND 2008

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended

December 31, 2008, as filed with the SEC. Certain prior period information has been reclassified to conform to current period presentation.

(2) Liquidity and Financing Arrangements

Certain Risks and Uncertainties—Economic conditions during 2008 and 2009 along with market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during this period, the price of our common stock fell well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments, to deleveraging our balance sheet, and preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook during 2009 to provide necessary liquidity include monetizations, the suspension of dividends and the renegotiation of our debt agreements. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2010 operating requirements.

Liquidity—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through September 30, 2010.

Management is currently evaluating the impact of current market conditions on its portfolio company valuations and their ability to provide current income. Management has followed valuation techniques in a consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. If called upon to make follow-on commitments to certain portfolio companies, the Fund has a secured $7.5 million revolving line of credit facility with Amegy Bank. The Fund has not yet borrowed under this facility. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance capital commitments through the next twelve months.

On June 12, 2009, the Fund and its Board of Directors announced plans to “internalize” Fund management. The Fund now directly employs its management team and incurs the costs and expenses associated with Fund operations. In pursuing the course of internalized management, the Board, among other things, seeks to enhance the Fund’s liquidity position and achieve a lower operational cost structure.

Cash and Temporary Investments—As of September 30, 2009, the Fund had cash and temporary cash investments of $6.7 million. The Fund had $57.5 million of its net assets of $65.6 million invested in portfolio securities. Restricted assets totaled $34.3 million, of which $34.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.3 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on October 1, 2009.

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

The Fund paid a $0.158 dividend to shareholders of record as of August 25, 2008 on September 29, 2008 . A dividend in the amount of $1.4 million was paid. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by September 22, 2008. The Fund paid $0.7 million in cash and issued 103,702 additional shares at an effective price of $6.62 per share.

A dividend in the amount of $1.3 million was paid on June 30, 2008, to shareholders of record as of May 27, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by June 23, 2008. The Fund paid $0.7 million in cash, and issued 84,727 additional shares of its common stock at an effective price of $7.04 per share.

Revolving Line of Credit Agreement—On August 13, 2008, the Fund entered into a $7.5 million revolving line of credit agreement (the “Credit Facility”) with Amegy Bank. The Fund can borrow up to $7.5 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Lender as its “prime rate”. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities. It contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates all of which the Fund is in compliance as of September 30, 2009. To date, the Fund has not borrowed any amounts under the Credit Facility.

Commitments—As of September 30, 2009, the Fund had a total commitment of $0.5 million to Trulite, Inc. in the energy sector.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Investments—As of September 30, 2009 and December 31, 2008, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

As of September 30, 2009, the Fund borrowed $34.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $34.3 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on October 1, 2009.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $57.5 million and $69.0 million as of September 30, 2009 and December 31, 2008, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2008, one of the Fund’s portfolio securities, Metic Group, PLC, was publicly listed on the AIM. The securities were subsequently de-listed on June 30, 2009. Fair values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments. On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

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

(4) Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Fund has categorized all investments recorded at fair value based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of September 30, 2009
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signifant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$35,167	$—	$—	$35,167
Affiliate investments	11,322	—	—	11,322
Non-Affiliate investments	11,009	—	—	11,009

Total assets reported at fair value	$57,498	$—	$—	$57,498

The following table provides a reconciliation of fair value changes for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2008	$37,190	$20,974	$10,135	$68,299
Total realized gains	—	—	—	—
Change in unrealized appreciation (depreciation)	(2,079)	(9,970)	(738)	(12,787)
Purchases, issuances and settlements, net	56	318	874	1,248
Transfers in (out) of Level 3	—	—	738	738

Fair value as of September 30, 2009	$35,167	$11,322	$11,009	$57,498

Reclassification—Certain amounts for the nine months ended September 30, 2008 have been reclassified in the comparative financial statements to be comparable to the presentation in the nine months ended September 30, 2009. These reclassifications had no effect on net assets, net income or cash flows from operating activities.

(5) Related Party Transactions and Agreements

The Fund had entered into an investment advisory agreement dated June 30, 2005 with Moore Clayton Capital Advisors, Inc., pursuant to which Moore Clayton Capital Advisors, Inc. provided investment advisory services in exchange for an advisory fee. The Fund also had entered into an administration agreement dated June 30, 2005 with Equus Capital Administration Company, Inc., pursuant to which Equus Capital Administration Company, Inc. provided administrative services in exchange for an administrative fee.

The Fund’s Board of Directors terminated the advisory agreement and the administrative agreement effective June 30, 2009. The Fund is now “internally” managed. This means that the Fund directly employs its management team and incur the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

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

(6) Contractual Obligations

The Fund has entered into a contract under which it expects to have a material future commitment. The remaining commitment as of September 30, 2009 relates to the Fund’s portfolio company investments and is summarized as follows (in thousands):

Portfolio Company	Original Commitment	Remaining Commitment
Trulite, Inc.	$500	$500

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

The Fund is a flow-through, non-tax paying entity; further, the Fund’s net operating loss carry-forwards have been exhausted. Based upon an examination of the Fund’s tax position, the Fund determined that the aggregate tax exposure did not have a material impact on its financial statements at December 31, 2008 or September 30, 2009. Therefore, the Fund has not recorded an adjustment to its financial statements, however the Fund will continue to evaluate its tax positions and recognize any future impact as a charge to income in the applicable period in accordance generally accepted accounting principles

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

(8) Portfolio Securities

During the nine months ended September 30, 2009, the Fund made follow-on investments of $2.2 million in several portfolio companies, including $1.4 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the nine months ended September 30, 2009 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Nickent Golf, Inc.	$—	$—	$370	$—	$370
Riptide Entertainment, LLC	—	—	350	—	350
1848 Capital Partners LLC	—	—	—	382	382
TruLite, Inc.	—	—	—	225	225
London Bridge Entertainment Partners Ltd	—	—	—	154	154
Big Apple Entertainment Partners LLC	—	—	—	114	114
ConGlobal Industries Holdings, Inc.	—	—	—	570	570

	$—	$—	$720	$1,445	$2,165

During the nine months ended September 30, 2009, the Fund realized a net capital loss of $0.04 million from the sale of U. S. Treasury Bills.

Net unrealized depreciation on investments increased by $12.8 million during the nine months ended September 30, 2009, from a net unrealized depreciation of $3.0 million to a net unrealized depreciation of $15.8 million. Such decrease in depreciation resulted primarily from decrease in estimated fair market value of Infinia Corporation, Sovereign Business Forms, Inc., Spectrum Management, Inc., and Metic Group plc, resulting primarily from decreases in operations for the period.

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

(9) Recent Accounting Pronouncements

Codification of Accounting Standards—On September 30, 2009, the Fund adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value Measurements—On June 30, 2009, the Fund adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, the Fund adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, the Fund adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes had no impact on the Financial Statements.

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Fund will adopt this standard beginning with its financial statements ending December 31, 2009. The Fund does not anticipate that the adoption of this standard will have a material effect on the Financial Statements.

Standard on Subsequent Events—On June 30, 2009, the Fund adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Financial Statements.

(10) Subsequent Events

Management performed an evaluation of the Fund’s activity through November 16, 2009, the date the financial statements were issued, noting the following subsequent events:

On October 1, 2009, the Fund sold U.S. Treasury bills for $34.0 million and repaid the margin loan.

On November 5, 2009, the Fund invested $0.5 million in Trulite, Inc., as a follow-on investment in the form of a promissory note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund did not make any new investments other than follow-on investments during the nine months ended September 30, 2009 and made four new investments other than follow-on investments during the nine months ended September 30, 2008.

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

Current Market Conditions

In late 2007, the United States entered into a period of recession, which has had a severe adverse impact on many companies, especially those in the financial services sector. Since the nation entered this recession, the stock market plummeted precipitously, a number of financial institutions have failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. As these events unfolded, banks and others in the financial services industries have had to recognize significant losses resulting primarily from a general decline in the fair value of their respective asset portfolios. In recent months, however, certain economic indicators have shown modest improvements with the stock market showing a modest recovery. Nonetheless, it is possible that the economy could again regress.

Consistent with other companies in the financial services industry, the Fund has been adversely affected by many of these macro-economic events. The availability of debt and equity capital continues to be constrained. In addition, the deterioration in consumer confidence and a general reduction in spending by both consumers and businesses have had an adverse effect on the performance of certain portfolio securities. As a result, during the second half of 2008 and the first three quarters of 2009, the Fund has reduced the fair value of a number of its investments. The price of Equus stock fell from $4.30 as of December 31, 2008 to $3.22 as of September 30, 2009, trading at a 56.5% discount to NAV as of September 30, 2009.

Liquidity and Capital Resources

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the nine months ended September 30, 2009 and 2008, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment income (loss) after all expenses was $0.02 million and ($0.7) million for the nine months ended September 30, 2009 and 2008, respectively, and $0.4 million and ($0.6) million for the three months ended September 30, 2009 and 2008, respectively. Total income from portfolio securities was $2.9 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively, and $1.3 million and $0.2 million for the three months ended September 30, 2009 and 2008 respectively. The net investment gain generated at September 30, 2009 compared to net investment loss generated at September 30, 2008 is due primarily to the increase total income from portfolio securities from 2008 to 2009. The increase was due primarily to income generated by ConGlobal Industries Holdings, Inc. and Trulite, Inc., a new portfolio investment.

The cash in temporary investments (excluding the margin account) decreased from $9.0 million as of September 30, 2008 to $5.2 million as of September 30, 2009, primarily due to the increase in new and follow-on investments. Interest earned on these investments also declined sharply.

The former Adviser received management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $0.7 million and $1.5 million for the nine months ended September 30, 2009 and 2008 respectively. There were no management fees for the three months ended September 30, 2009, as the contract was terminated on June 30, 2009. However, fees for the three months ended September 30, 2008 were $0.5 million.

The former Adviser also received incentive fee which were calculated as follows: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation paid on an annual basis. The proceeds of any sale are compared to the fair market valuation of the Fund’s portfolio companies at March 31, 2005.

Incentive fee expense was $0 for the three and nine months ended September 30, 2009 as compared to the $0.01 million for the three months ended September 30, 2008, and $0.1 million for the nine months ended September 30, 2008.

Professional fees increased by $0.4 million for the nine months ended September 30, 2009 from $0.6 million for the nine months ended September 30, 2008 and to $1.0 million for the nine months ended September 30, 2009. This increase is largely a result of the SEC inquiry.

Administrative fees were unchanged for the nine months ended September 30, 2009 and 2008, respectively. The Fund reimbursed the former Administrator, ECAC, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements did not exceed $450,000 per year. The administrator received $112,500 per quarter. The Fund assumed those obligations directly after June 30, 2009.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2009, the Fund realized net capital losses of $0.04 million from the sale of U.S. Treasury Bills.

During the three months ended September 30, 2009, the Fund realized net capital losses of $0.01 million from the sale of U.S. Treasury Bills.

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

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $12.8 million during the nine months ended September 30, 2009, from a net unrealized depreciation of $3.0 million to a net unrealized depreciation of $15.8 million. Such decrease in depreciation resulted primarily from decrease in estimated fair market value of Infinia Corporation, Sovereign Business Forms, Inc., Spectrum Management, Inc., and Metic Group plc, resulting primarily from decreases in operations for the period.

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

The Fund paid a $0.158 dividend to shareholders of record as of the close of business on February 29, 2008 on March 31, 2008. The Fund paid $ 0.7 million in cash, and issued 95,023 additional shares of its common stock at an effective price of $6.71 per share, in payment of such dividend.

The Fund paid a $0.158 dividend to shareholders of record as of August 25, 2008 on September 29, 2008 . A dividend in the amount of $1.4 million was paid. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by September 22, 2008. The Fund paid $0.7 million in cash and issued 103,702 additional shares at an effective price of $6.62 per share.

A dividend in the amount of $1.3 million was paid on June 30, 2008, to shareholders of record as of May 27, 2008. The dividend was payable in shares of common stock or in cash by specific election of the shareholders, and such election was made by June 23, 2008. The Fund paid $0.7 million in cash, and issued 84,727 additional shares of its common stock at an effective price of $7.04 per share.

Portfolio Investments

The following table includes significant new and follow-on investments during the nine months ended September 30, 2009 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Nickent Golf, Inc.	$—	$—	$370	$—	$370
Riptide Entertainment, LLC	—	—	350	—	350
1848 Capital Partners LLC	—	—	—	382	382
TruLite, Inc.	—	—	—	225	225
London Bridge Entertainment Partners Ltd	—	—	—	154	154
Big Apple Entertainment Partners LLC	—	—	—	114	114
ConGlobal Industries Holdings, Inc.	—	—	—	570	570

	$—	$—	$720	$1,445	$2,165

The following table includes significant new and follow-on investments during the nine months ended September 30, 2008 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Infinia Corporation	$—	$—	$5,000	$—	$5,000
Riptide Entertainment, LLC	—	—	4,600	—	4,600
1848 Capital Partners LLC	3,000	—	—	—	3,000
London Bridge Entertainment LLC	2,500	—	—	—	2,500
Trulite, Inc.	1,500	—	—	—	1,500
Nickent Golf, Inc.	—	—	1,000	184	1,184
Metic Solutions, PLC	1,000	—	—	—	1,000
HealthSpac, LLC	—	—	208	—	208
Various others	—	—	—	174	174

	$8,000	$—	$10,808	$358	$19,166

Recent Accounting Pronouncements

Codification of Accounting Standards—On September 30, 2009, the Fund adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value Measurements—On June 30, 2009, the Fund adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, the Fund adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, the Fund adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes had no impact on the Financial Statements.

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Fund will adopt this standard beginning with its financial statements ending December 31, 2009. The Fund does not anticipate that the adoption of this standard will have a material effect on the Financial Statements.

Standard on Subsequent Events—On June 30, 2009, the Fund adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Financial Statements.

Subsequent Events

Management performed an evaluation of the Fund’s activity through November 16, 2009, the date the financial statements were issued, noting the following subsequent events:

On October 1, 2009, the Fund sold U.S. Treasury bills for $34.0 million and repaid the margin loan.

On November 5, 2009, the Fund invested $0.5 million in Trulite, Inc., as a follow-on investment in the form of a promissory note.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Alternative Energy includes two portfolio companies and was 18.8% of the net asset value and 21.5% of the Fund’s investments in portfolio company securities (at fair value) at September 30, 2009. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 6.	Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

10.	Material Contracts.

(a)	Investment Advisory Agreement dated June 30, 2005, between the Fund and Moore, Clayton Capital Advisors, Inc. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(b)	Administration Agreement dated June 30, 2005, between the Fund and Equus Capital Administration Company. [Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.]

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund. (Rule 17j-1) [Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.]

(g)	Revolving Credit Note between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

(h)	Pledge and Security Agreement between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chairman and Chief Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: November 16, 2009	/s/ Gregory J. Flanagan
Gregory J. Flanagan Chief Executive Officer