Form 10-K
period 2009-12-31
EQUUS TOTAL RETURN, INC.
filed 2010-03-31
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-19509

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Eight Greenway Plaza, Suite 930, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

(713) 529-0900

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $23,257,706 computed on the basis of $3.23 per share, closing price of the common stock on the New York Stock Exchange on June 30, 2009. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 8,861,646 shares of the registrant’s common stock, $.001 par value, outstanding as of March 31, 2010. The net asset value of a share as of December 31, 2009 was $5.74.

Portions of the Proxy Statement (to be filed) for the 2009 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

PART I

Item 1. Business

Equus Total Return, Inc. (the “Fund” or “EQS”), formerly Equus II Incorporated, is a business development company providing financing solutions for privately-held middle market and small capitalization companies. The Fund began its operations in 1983 and has been a publically traded closed-end fund since 1991. The Fund’s investment objective is to seek the highest total return, consisting of capital appreciation and current income.

The Fund’s attempts to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $15.0 million and $75.0 million. The Fund seeks to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. The Fund’s income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies.

The Fund is a closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). In order to remain a business development company it must meet certain specified requirements under the 1940 Act, including investing at least 70% of its assets in eligible portfolio companies and limiting the amount of leverage it incurs. The Fund is also a regulated investment company, (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, or the Code. As such, it is not required to pay corporate-level income tax on the Fund’s investment income. The Fund intends to maintain its RIC status, which requires that it qualify annually as a RIC by meeting certain specified requirements. For a discussion of these requirements necessary to maintain its status as a business development company and as a RIC, please see “Regulation as a Business Development Company—General” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company,” respectively.

The Fund’s principal office is located at Eight Greenway Plaza, Suite 930, Houston, Texas, 77046, and the telephone number is (713) 529-0900. The Fund’s corporate website is located at www.equuscap.com. The Fund makes available free of charge on its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). The Fund’s shares are traded on The New York Stock Exchange under the ticker symbol “EQS”.

Significant Developments

Beginning in late 2007, the United States entered a recession, which has adversely impacted global economic activity, as well as credit and capital markets through 2009. The downturn in global economic activity has unfavorably impacted a number of industries in which our portfolio companies operate and the operational performance of these portfolio companies. Also, lending institutions have reduced credit and increased the cost and restricted the amount of borrowings from potential lenders. This limited available credit and capital market activity negatively affected access to capital and valuations. Our results of operations and net asset value declined significantly and the price of our common stock has traded significantly below the net asset value per share, as discussed more fully in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acting in the best interest of the Fund, the Board and management believe the current market conditions and recent portfolio performance dictate the need to pursue a more active role in the portfolio companies and focus Fund operations on protecting capital and preserving liquidity necessary to meet our operational needs and servicing our borrowing obligations. The Fund undertook a number of key initiatives including:

•

Suspension of managed distribution policy. On March 24, 2009, the Fund announced a suspension of its managed distribution policy to conserve liquidity and capital; however, the Fund will continue to make distributions to maintain its regulated investment company status. The Fund made a distribution of $0.1075 per share on March 9, 2009, which was paid in common stock.

•

Internalization of Management. On June 12, 2009, the Fund and its Board announced plans to “internalize” Fund management. The Fund’s investment advisory agreements with the Moore Clayton Capital Advisors, Inc. (the “Former Adviser”) and the administration agreement with Equus Capital Administration Company (the “Former Administrator) terminated on June 30, 2009. The Fund directly employs management and incurs all costs and expenses associated with Fund operations. All fees related to the advisory and Administration agreements, including management, incentive and administrative fees have been eliminated. In pursuing the course of internalized management, the Board, among other things, seeks to enhance the Fund’s liquidity position, achieve a lower operational cost structure, provide additional managerial assistance to key portfolio companies and enhance the Fund’s communication efforts to shareholders.

•

Opportunistic Portfolio Company Strategies. Management is seeking to maximize the value of each portfolio company for the Fund. In an effort to achieve this, the Fund will attempt to pursue strategies including restructuring debt, recapitalizations, refinancing, follow-on investing and opportunistic liquidity events. As the Fund has not borrowed any monies collateralized by portfolio investments, it will pursue prudent short-term liquidation strategies given the current market conditions and impact on valuations while focusing on positioning each of its investments to achieve maximum potential value in future periods.

•

Line of credit. Effective February 15, 2010, the Fund extended the revolving line of credit agreement with Amegy Bank of Texas through July 2011. The line of credit is intended to enable the Fund to make follow-on investments, when necessary. The loan is secured by the Fund’s investments. The Fund has not borrowed any monies under the line of credit to date.

•

Strategic Leadership Changes. On February 18, 2010, the Fund announced the appointment of Alan Feinsilver as Non-Executive Chairman of the Board, Francis Tuggle, Ph. D. as Chairman of the Audit Committee and S. J. “Jay” Brown as the Fund’s Chief Investment Officer. These strategic appointments reflect the Fund’s transition to internalized management while seeking to provide additional managerial assistance to the portfolio companies. On March 22, 2010, the Fund announced the appointment of Richard F. Bergner as the non-executive Chairman of the Board, and Robert L. Knauss as Chairman of the Fund’s Audit Committee. These appointments reflect the Fund’s commitment to strengthening Board positions; they do not affect any Fund officer positions or staff.

The Fund’s Investment Objective

The Fund’s investment objective is to seek the highest total return, consisting of capital appreciation and current income.

Investment Strategy

Beginning in 2006, the Fund implemented an investment strategy to strikes a balance between the potential for gain and the risk of loss. In the capital appreciation category, the Fund is a “growth-at-reasonable-price” investor who identifies and acquires securities that meet its criteria for selling at reasonable prices. In the current income category, the Fund invests principally in debt financing with the objective of generating regular interest income back to the Fund. Debt financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.

The Fund focuses its investments in industries that are, and that it believes will continue to be, driven by significant social and demographic trends, including an aging population, increased leisure time, the globalization of business and widespread concern about the environment and increasingly scarce energy resources. Accordingly, the Fund invests in businesses such as medical technology and services directed toward an aging population, real estate developments positioned to benefit from an increase in the number of retirees, leisure time and family entertainment industries and subsets of the energy sector developing renewable and proven alternative sources of energy.

Given the recent performance of the portfolio and current market conditions, management and the board of directors believe it prudent to review alternatives to refine and further clarify the current strategies.

Investment Criteria

Consistent with its investment objective and strategy, management evaluates prospective investments based upon the criteria set forth below. Management may modify some or all of these criteria from time to time.

•

Management Competency and Ownership. The Fund seeks to invest in companies with experienced management teams who have demonstrated a track record of successful performance. Further, the Fund desires to invest in companies with significant management ownership. The Fund believes that significant management ownership in small capitalization and middle market companies provides appropriate incentives and an alignment of interests for management to maximize shareholder value. In addition, the Fund will seek to design compensation and incentive arrangements that align the interests of the portfolio company’s management with those of the Fund to enhance potential returns.

•

Substantial Target Market. The Fund desires to focus on companies whose products or services have favorable growth potential and strong competitive positions in their respective markets. These positions may be as leadership positions within a given industry or market niche positions in which the product or service has a demonstrated competitive advantage. The market in which an investment company operates should either be sizeable or have significant growth potential.

•

History of Profitability and Favorable Growth Potential. The Fund targets companies that have demonstrated a history of profitability or a reasonable expectation of a return to profitability in the near future.

•

Management Assistance and Substantial Equity. Given the requirements of a business development company under the Investment Company Act of 1940, the Fund seeks to invest in companies that will permit substantial managerial assistance including representation on the board of directors of the company. With regard to equity investments, the Fund desires to obtain a substantial investment position in portfolio companies. This position may be as a minority or majority shareholder and should allow the Fund to have substantive input on the direction and strategies of the portfolio company.

•

Plausible Exit and Potential for Appreciation. Prior to investing in a portfolio company, management will seek to analyze potential exit strategies and pursue those investments with such strategies as may be achievable.

Investment Operations

The investment operations of the Fund consist principally of the following basic activities:

Investment Selection. The Fund expects that many of its investment opportunities will come from management, members of the Board, other private equity investors, direct approaches from prospective portfolio companies and referrals from investment banks, business brokers, commercial, regional and local banks, attorneys, accountants and other members of the financial community. Subject to the approval of its Board, the Fund may compensate certain referrals with finder’s fees to the extent permissible under applicable law and consistent with industry practice.

Due Diligence. Once a potential investment is identified, management undertakes a due diligence review using information provided by the prospective portfolio companies and publicly available information. Management may also seek input from consultants, investment bankers and other knowledgeable sources. The due diligence review will typically include, but is not limited to:

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

Structuring Investments. The Fund typically negotiates investments in private transactions directly with the owner or issuer of the securities acquired. Management structures the terms of a proposed investment, including the purchase price, the type of security to be purchased and the future involvement of the Fund in the portfolio company’s business. Management seeks to structure the terms of the investment to provide for the capital needs of the portfolio company while maximizing the Fund’s opportunities for current income and capital appreciation. In addition, the Fund may invest with other co-investors including private equity firms, business development companies, small business investment companies, venture capital groups, institutional investors and individual investors.

Providing Management Assistance and Monitoring of Investments. Successful private equity investments typically require active monitoring of, and significant participation in, major business decisions of portfolio companies. In many cases, officers of the Fund serve as members of the boards of directors of portfolio companies. Such management assistance is required of a business development company under the 1940 Act. The Fund seeks to provide guidance and management assistance with respect to such matters as capital structure, acquisitions, budgets, profit goals, corporate strategy, portfolio management and potential sale of the company or other exit strategies. In connection with their service as directors of portfolio companies, officers and directors of the Fund may receive and retain directors’ fees or reimbursement for expenses incurred, and may participate in incentive stock option plans for non-employee directors, if any. When necessary and as requested by any portfolio company, management, on behalf of the Fund, may also assign staff professionals with financial or management expertise to assist portfolio company management.

Follow-On Investments

Following its initial investment, a portfolio company may request that the Fund make follow-on investments by providing additional equity or loans needed to fully implement its business plans to develop a new line of business or to recover from unexpected business problems or other purposes. In addition, follow-on investments may be made to exercise warrants or other preferential rights granted to the Fund or otherwise to increase its position in a portfolio company. The Fund may make follow-on investments in portfolio companies from cash on hand or borrow all or a portion of the funds required. If the Fund is unable to make follow-on investments due to lack of available capital, the portfolio company in need of the investment may be negatively impacted and the Fund’s equity interest in the portfolio company may be diluted if outside equity capital is required.

Disposition of Investments

The method and timing of the disposition of the Fund’s investments in portfolio companies is critical to its ability to realize capital gains and minimize capital losses. The Fund may dispose of its portfolio securities through a variety of transactions, including recapitalizations, refinancings, management buy-outs, repayments from cash flow, acquisitions of portfolio companies by a third party and outright sales of the Fund’s securities in a portfolio company. In addition, the Fund may distribute its portfolio securities in-kind to its stockholders. In structuring its investments, the Fund endeavors to reach an understanding with the management of the prospective portfolio company as to the appropriate method and timing of the disposition of the investment. In some cases, the Fund seeks registration rights for its portfolio securities at the time of investment which typically provide that the portfolio company will bear the cost of registration. To the extent not paid by the portfolio company, the Fund typically bears the costs of disposing of its portfolio investments.

Current Portfolio Companies

For a description of the Fund’s current portfolio company investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Portfolio Investments.”

Valuation

On at least a quarterly basis, management values the Fund’s portfolio investments. These valuations are subject to the approval and adoption of the Board. Valuations of the Fund’s portfolio securities at “fair value” are performed in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The fair value of investments for which no market exists (including most of the Fund’s investments) is determined through procedures established in good faith by the Fund’s Board. As a general principle, the current “fair value” of an investment is the amount the Fund might reasonably expect to receive upon its sale in an orderly manner. There are a range of values that are reasonable for such investments at any particular time.

Generally, cost is the primary factor used to determine fair value until a significant development affecting the portfolio company (such as updated financial results or a change in general market conditions) provides a basis for an adjustment to the valuation. The Fund bases adjustments upon such factors as the portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the Fund may base a portfolio company’s fair value upon the company’s estimated liquidation value. Fair valuations are necessarily subjective, and management’s estimate of fair value may differ materially from amounts actually received upon the disposition of its portfolio securities. Also, any failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in increased volatility and result in a significant and rapid change in its value.

The Fund may also use, when available, third-party transactions in a portfolio company’s securities as the basis for its valuation. The Fund uses this method only with respect to completed transactions or firm offers made by sophisticated, independent investors. Many of the valuations at December 31, 2009 concur with the valuations recommended by independent valuation firms retained by the Board.

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

The Fund’s Board reviews the valuation policies on a quarterly basis to determine their appropriateness and reserves the right to hire and from time to time utilizes independent valuation firms to review management’s valuation methodology or to conduct an independent valuation.

On a daily basis, the Fund reports its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. The Fund’s weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

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

Properties

The Fund’s principal executive offices are located at Eight Greenway Plaza, Suite 930, Houston, Texas 77046. The Fund believes that its office facilities are suitable and adequate for its operations as currently conducted and contemplated.

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

Fees Paid to the Former Adviser and Former Administrator of the Fund

On June 12, 2009 the Board elected to “internalize” management of the Fund. As such, it did not renew the Investment Adviser or Administrator contracts as of June 30, 2009. The Former Adviser and Former Administrator were compensated under their contractual agreements through June 30, 2009 as described below.

The Advisory Fee. The Former Adviser managed the Fund’s portfolio investments pursuant to an Advisory Agreement which expired on June 30, 2009 and was not renewed by the Fund. The Former Adviser’s services under the Advisory Agreement included, among other services:

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

The Former Adviser received a base advisory fee at an annual rate of 2% of the net assets of the Fund, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of the Fund’s net investment income for a quarter that exceeded a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (ii) 20% of the Fund’s net realized capital gain less unrealized capital depreciation, paid on an annual basis. The Fund was responsible for the costs and expenses of the Fund’s business, operations, and investments. These costs and expenses, included among other items:

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

The Advisory Agreement was a year-to-year agreement, provided such continuance was approved at least annually by (i) a vote of a majority of the outstanding shares of the Fund, or (ii) a majority of the independent directors of the Fund. The Advisory Agreement may be terminated at any time, without the payment of any penalty, by the board of directors or the holders of a majority of the Fund’s shares on 60 days’ written notice to the Adviser, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act). As stated above, the independent directors elected not to renew the agreement as of June 30, 2009.

The Former Administrator. The Former Administrator managed the Fund’s administrative and business operations pursuant to an Administration Agreement. The Administrator provided the Fund, at the Administrator’s expense, with office space, facilities, equipment and personnel necessary for the conduct of its business. The Fund reimbursed the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements did not exceed $0.5 million per year. The Administration Agreement could be terminated by either party without penalty upon 60 days’ written notice to the other party. As stated above, the independent directors elected not to renew the agreement as of June 30, 2009.

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

Transfer and Disbursing Agent

The Fund employs American Stock Transfer & Trust Company as its transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of the Fund’s transfer agent is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219.

Certifications

In July 2009, the Fund submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of the Fund’s Chief Executive Officer. In addition, certifications by the Fund’s Principal Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which the Fund operates negatively impacting its financial resources; (ii) certain of the Fund’s competitors have substantially greater financial resources than the Fund reducing the number of suitable investment opportunities offered or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of the Fund’s privately held securities that require a good faith estimate of fair value for which a change in estimate could affect the Fund’s net asset value; (iv) the Fund’s investments in securities of privately held companies may be illiquid which could affect its ability to realize a gain; (v) the Fund’s portfolio companies could default on their loans or provide no returns on its investments which could affect the Fund’s operating results; (vi) the Fund is dependent on external financing to grow its business; (vii) the Fund’s ability to retain key management personnel; (viii) an economic downturn or recession could impair the Fund’s portfolio companies and therefore harm its operating results; (iv) the Fund’s borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect the Fund’s cost of capital and net operating income; (xi) the Fund cannot incur additional indebtedness unless it maintains an asset coverage of at least 200%, which may affect returns to its stockholders; (xii) the Fund may fail to continue to qualify for its pass-through treatment as a regulated investment company which could have an affect on stockholder return; (xiii) the Fund’s common stock price may be volatile; and (xiv) general business and economic conditions and other risk factors described in its reports filed from time to time with the Securities and Exchange Commission. The Fund cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1A. Risk Factors

The following discussion outlines certain risk factors that could affect the Fund’s results for 2010 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by us or on its behalf. Readers should carefully consider these risks and all other information contained in the annual report on Form 10-K, including the Fund’s consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones facing the Fund. Additional risks and uncertainties not presently known to the Fund, or not presently deemed material by the Fund, may also impair its operations and performance.

If any of the following risks actually occur, the Fund’s business, financial condition, or results of operations could be materially adversely affected. If that happens, the trading price of its common stock could decline and a shareholder may lose all or part of the shareholder’s investment.

Risks Related to the Fund’s Investments

Investments in privately held middle market and small capitalization companies present certain risks that may not exist to the same degree as investments in larger, more established companies and will cause such investments to be volatile and speculative.

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

•

They may have no earnings or greater earnings volatility and could experience losses or may have limited financial resources and may be unable to meet their obligations under their securities, which may be accompanied by a deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt;

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

From time to time, we target specific industries in which to invest on a recurring basis. This practice could concentrate a significant portion of our portfolio in a specific industry. As of December 31, 2009, our investments in entertainment and leisure and business products and services represented 24.8% and 24.4%, respectively, of net assets. If an industry in which we have significant investments suffers from adverse business or economic conditions, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Beginning in late 2007 and continuing through 2009, the U.S. and worldwide economies experienced a period of capital markets disruption and significant contraction, and the Board and management expect these conditions could continue to have a negative impact on the Fund. The disruption in the capital markets has contributed to the decrease in the Fund’s net asset value and stock price, has materially damaged its business and operations, and could continue to do so.

Since late 2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. These market conditions were initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. For over a year, the global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. We believe that the U.S. economy has entered into a period of recession and forecasts for 2010 generally call for further weakness in the economy. As of December 31, 2009, our common stock was trading at $3.20 per share, or at 55.7% of net asset value.

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

We have elected to be taxed for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. To qualify as a RIC under the Internal Revenue Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. If we do not distribute at least 98% of our annual taxable income, we generally will be required to pay an excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such income for the current year. We have met our distribution requirements as a RIC for 2009. However, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. Consequently, if we are unable to obtain cash from other sources to satisfy our distributions to our stockholders, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

The Internal Revenue Service recently issued a Revenue Procedure that provides temporary cash flow relief to RICs, including BDCs, by allowing them to satisfy their federal tax income distribution requirements through the use of substantial amounts of their own stock, rather than solely cash or other RIC assets. Although there has been some guidance that suggests that distributions of stock consistent with the Revenue Procedure will not be viewed as violating the provisions of the 1940 Act relating to sales of shares below net asset value and do not need to be registered under the Securities Act of 1933, any such distributions require complicated compliance procedures and would be dilutive to existing stockholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may, in certain instances, result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our stockholders and us.

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

The Fund depends upon management for its future success.

We depend on the continued services of our executive officers and other key management personnel. The loss of any of our executive officers or key management personnel could result in inefficiencies in our operations and lost business opportunities, which could have a negative impact on our business. Gary Forbes, an executive officer and a key member of management, has announced his intention to retire in the near future. Since Mr. Forbes has substantial investment experience and expertise and has generally been responsible for monitoring the status of the Fund’s investments and maintaining relationships with its portfolio companies, his retirement could adversely affect the Fund. On February 18, 2010, the Fund announced the appointment of S. J. “Jay” Brown as the Fund’s Chief Investment Officer.

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

After its initial investment in a portfolio company, the Fund may be called upon from time to time to provide additional funds to such company, or may have the opportunity to increase its investment in that company through the exercise of a warrant to purchase common stock or through follow-on investments in the debt or equity of that company. There is no assurance that the Fund will make, or have sufficient funds to make, any such follow-on investments. Any decision by the Fund not to make a follow-on investment or any inability on its part to make such an investment may have a negative impact on a portfolio company in need of investment and may result in a missed opportunity for the Fund to increase its participation in a successful operation. A decision not to make a follow-on investment may also dilute its equity interest in, or reduce the expected return on its investment.

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

As of December 31, 2009, the Fund had investments in 13 entities. A consequence of a limited number of investments is that changes in business or industry trends or in the financial condition, results of operations or the market’s assessment of any single portfolio company will affect the Fund’s net asset value and the market price of its common stock to a greater extent than would be the case if the Fund were a “diversified” company holding a greater number of investments.

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

The Fund’s portfolio generally consists of securities issued by privately held companies. There is generally little or no publicly available information about such companies, and the Fund must rely on the diligence of its management to obtain the information necessary for its decision to invest in them and in order to monitor them effectively. There can be no assurance that such diligence efforts will uncover all material information about such privately held businesses necessary to make fully informed investment decisions.

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

Many of the Fund’s portfolio companies have incurred substantial debt in relation to their equity capital. Such indebtedness generally has a term that will require the balance of the loan be refinanced when it matures. If a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on its debt or is not successful in refinancing the debt upon its maturity, its investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or by the portfolio company’s reorganization or bankruptcy.

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

The Fund’s business requires a substantial amount of cash to operate. The Fund may borrow funds to pay contingencies or expenses or to make investments, to maintain its pass-through tax status as a RIC under Subchapter M of the Code. The Fund is permitted under the 1940 Act to borrow if, immediately after the borrowing, the Fund has an asset coverage ratio of at least 200%. That is, the Fund may borrow an amount equal to as much as 50% of the fair value of its total assets (including investments made with borrowed funds). The amount and nature of any such borrowings depend upon a number of factors over which the Fund has no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of its stockholders. In 2008, the Fund entered into a loan agreement with Amegy Bank providing it with a credit facility not to exceed $7.5 million. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in its net asset value. While the “spread” between the current yield on its investments and the cost of any loan would augment the stockholders’ return from the Fund, if the spread narrows (because of an increase in the cost of debt or insufficient income on its investments), distributions to the stockholders could be adversely affected. This may render the Fund unable to meet its obligations to its lenders, which might then require it to liquidate some or all of its investments. There can be no assurance that the Fund would realize full value for its investments or recoup all of its capital if the Fund needed to liquidate its portfolio investments.

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

The costs of borrowing money may exceed the income from the portfolio securities the Fund purchases with the borrowed money. The Fund will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Fund (including any interest paid on the money borrowed). A decline in net investment income resulting in a decline in net asset value could affect its ability to make distributions on its common stock. The Fund’s failure to distribute a sufficient portion of its net investment income and net realized capital gains could result in a loss of pass-through tax status or subject it to a 4% excise tax. If the asset coverage for debt securities issued by the Fund declines to less than 200% (as a result of market fluctuations or otherwise), it may be required to sell a portion of its investments when it is disadvantageous to do so. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Fund may not pay dividends.

On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend to be paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. The Fund will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940 and Internal Revenue Code.

The Fund operates in a highly competitive market for investment opportunities.

The Fund competes with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, investment entities, foreign investors and individuals and other sources of financing, including tradition financial services companies such as commercial banks. In recent years, the number of investment vehicles seeking privately held middle market and small capitalization investments has increased dramatically. Many of the Fund’s competitors are substantially larger and have considerably greater financial resources, and some may be subject to different and frequently less stringent regulation. As its portfolio size gets larger, the Fund expects that some of its investments will be larger as well. The Fund believes that it will face increased competition to participate in these larger transactions. These competitors may have a lower cost of funds and many have access to funding sources that are not available to the Fund. In addition, some of its competitors may have higher risk tolerances or difference risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. As a result of this competition, the Fund may not be able to take advantage of attractive investment opportunities from time to time. There is no assurance that the competitive pressures the Fund faces will not have a material adverse effect on its business, financial condition, and results of operations.

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

Terrorist attacks and other acts of violence or war may affect the markets in which the Fund’s portfolio companies operate, their operations and the Fund’s profitability.

An economic downturn could affect the Fund’s operating results.

An economic downturn such as the one that the worldwide economy is currently experiencing, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may

have an acute adverse affect on small capitalization or middle market companies, which are the Fund’s primary market for investments. During periods of adverse economic conditions, these companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due. Any of the foregoing developments could cause the value of the Fund’s investments in these companies to decline. In addition, during periods of adverse economic conditions, the Fund may have difficulty accessing financial markets, which could make it more difficult or impossible for it to obtain funding for additional investments. These results could have a material adverse effect on its business, financial condition and results of operations.

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

Before making its investments, the Fund conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, the Fund evaluates a number of important business, financial, tax, accounting, environmental and legal issues in determining whether or not to proceed with an investment. Its due diligence review with respect to a potential portfolio company typically includes, but is not limited to, a review of historical and prospective financial information including audits and budgets, on-site visits and interviews with management, employees, customers and vendors, a review of business plans and an analysis of the consistency of operations with those plans, and other research relating to the company, management, industry, markets, products and services, and competitors. Outside consultants, legal advisers, accountants and investment banks are expected to be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, the Fund is required to rely on resources available to it, including information provided by the portfolio company and, in some circumstances, third party investigations. The due diligence process may at times be subjective, including with respect to newly organized companies for which only limited information is available. Accordingly, the Fund cannot assure the shareholder the due diligence investigation it will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The Fund also cannot assure the shareholder such an investigation will result in the success of an investment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Fund does not own any real estate or other physical properties. The Fund’s principal executive offices are located at Eight Greenway Plaza, Suite 930, Houston, Texas 77046. The Fund believes that these leased office facilities are suitable and adequate for the business as it is contemplated to be conducted.

Item 3. Legal Proceedings

On June 30, 2009, the Fund received a “Wells” notice from the Securities and Exchange Commission (“SEC”). Based on discussions with the SEC staff, the Fund believes that the issues the staff intends to pursue relate to a one-time administrative fee that the Fund paid in 2005 and the compensation of a certain Fund officer during approximately the same time period. The Wells notice notified the Fund that the staff intends to recommend that the SEC bring a civil action against the Fund for possible violations of the securities laws. The Fund has been cooperating with the SEC in this inquiry. In accordance with SEC procedures, the Fund has presented its perspective on these issues to the staff. The SEC has not made a formal decision regarding an enforcement proceeding. The Fund also understands that three persons (two of whom are formerly associated with the Fund and the Fund’s Former Adviser) received similar Wells notices relating to the 2005 activity. The Fund understands that these individuals also will have an opportunity to present their perspectives on these issues before any formal decision is made on enforcement proceedings.

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Fund’s common stock is listed on the New York Stock Exchange under the symbol “EQS”. The Fund had approximately 4,800 stockholders as of December 31, 2009, 874 of which were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2009, its net asset value was $5.74 per share of its common stock.

The following table reflects the high and low closing sales prices per share of its common stock on the New York Stock Exchange, net asset value, or NAV and quarterly dividends declared per share for the two years ended December 31, 2009, by quarter:

	2009				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$4.90	$3.44	$3.40	$3.81	$7.13	$7.32	$7.34	$6.30
Low	$2.85	$2.10	$2.79	$3.04	$5.71	$6.75	$6.02	$3.90
NAV	$8.96	$8.24	$7.41	$5.74	$12.20	$12.00	$11.41	$9.16
Dividends Declared	$0.108	$—	$—	$—	$0.158	$0.158	$0.158	$0.158

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

On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend, paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. On February 27, 2009, the Fund announced the declaration of a first quarter dividend of $0.1075 per share in accordance with the Fund’s revised managed distribution policy, pursuant to which it intends to pay quarterly dividends at an annualized rate equal to 10% of the Fund’s market value based on the 2008 year-end closing price of $4.30. A stock dividend in the amount of $0.9 million was payable on March 30, 2009 to shareholders of record as of March 9, 2009. The Fund issued 296,528 additional shares of its common stock at an effective price of $3.10 per share and paid $2,000 in cash for fractional shares.

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

During the fiscal years ended December 31, 2009 and December 31, 2008, respectively, the Fund did not sell any securities that were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2009 (in thousands, except per share data):

	2009	2008	2007	2006	2005
(in thousands, except per share amounts)
Total investment income	$3,771	$3,181	$4,857	$6,016	$2,530
Net investment (loss) income	$195	$(713)	$(523)	$(102)	$(3,134)
Net realized gain (loss) of portfolio securities	$(15,555)	$924	$5,264	$19,012	$1,237
Net change in unrealized appreciation (depreciation) of portfolio securities	$(12,172)	$(19,873)	$7,526	$(4,751)	$18,617
Net increase (decrease) in net assets resulting from operations	$(27,532)	$(19,662)	$12,267	$14,159	$16,720
Dividends declared	$921	$5,332	$4,123	$19,454	$—
Total assets	$81,007	$124,063	$134,730	$125,866	$143,984
Total net assets	$50,901	$78,435	$103,216	$93,236	$92,602
Net cash (used in) provided by operating activities	$12,361	$(32,138)	$(18,264)	$59,930	$(24,026)
Shares outstanding at end of year	8,862	8,565	8,401	8,164	7,377
Weighted average shares outstanding, basic	8,790	8,429	8,251	7,949	6,948

Per Share Data:
	2009	2008	2007	2006	2005
Net investment (loss) income	$0.02	$(0.08)	$(0.06)	$(0.01)	$(0.45)
Net realized gain (loss) of portfolio securities	$(1.77)	$0.11	$0.64	$2.39	$0.18
Net change in unrealized appreciation (depreciation) of portfolio securities	$(1.38)	$(2.36)	$0.91	$(0.60)	$2.68
Net increase (decrease) in net amounts resulting from operations per share, basic and diluted	$(3.13)	$(2.33)	$1.49	$1.78	$2.41
Dividends declared	$0.11	$0.63	$0.50	$2.63	$—
Net asset value (including unrealized appreciation)	$5.74	$9.16	$12.29	$11.42	$12.55

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fund is a business development company that provides financing solutions for privately held middle market and small capitalization companies. The Fund began operations in 1983 and has been a publicly traded closed-end fund since 1991. The Fund’s investment objective is to seek the highest total return, consisting of capital appreciation and current income.

In June 2005, the Fund retained Moore Clayton Capital Advisors, Inc., the Former Adviser, as its registered investment adviser to manage its portfolio and provide access to investment opportunities. On June 12, 2009, the

Fund and its Board of Directors announced plans to “internalize” Fund management. The Fund’s investment advisory agreement with the Former Adviser terminated on June 30, 2009. The Fund now directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

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

Investment Income. The Fund generates investment income from interest payable on the debt securities that it holds, dividends received on equity interests in its portfolio companies and capital gains, if any, realized upon sales of equity and, to a lesser extent, debt securities in the investment portfolio. The Fund’s equity investments may include shares of common and preferred stock, membership interests in limited liability companies and warrants to purchase additional equity interests. These equity securities may or may not pay dividends, and the exercise prices of warrants that the Fund acquires in connection with debt investments, if any, vary by investment. The Fund’s debt investments in portfolio companies may be in the form of senior or subordinated loans and may be unsecured or have a first or second lien on some or all of the assets of the borrower. Its loans typically have a term of three to seven years and bear interest at fixed or floating rates. Interest on these debt securities is generally payable either quarterly or semiannually. Some promissory notes held by the Fund provide that a portfolio company may elect to pay interest in cash or provide that discount interest may accrete in the form of original issue discount or payment in kind (PIK) over the life of the notes by adding unpaid interest amounts to the principal balance. Amortization of principal on the Fund’s debt investments is generally deferred for several years from the date of initial investment. The principal amount of these debt securities and any accrued but unpaid interest generally will become due at maturity. The Fund also earns interest income at market rates on investments in short-term marketable securities. From time to time, the Fund generates income from time to time in the form of commitment, origination and structuring fees in connection with the Fund’s investments. The Fund recognizes all such fees when earned.

Expenses. Currently, the Fund’s primary operating expenses consist of professional fees, compensation expense, and general and administrative fees. Prior to the internalization described above, the Fund’s primary operating expenses consisted of investment advisory and management fees payable to the Former Adviser for its work in identifying, evaluating, negotiating, closing and monitoring investments. The Former Adviser provided the Fund with the investment professionals of the Former Adviser and the Fund’s Former Administrator, Equus Capital Administration Company, Inc., and their respective staffs, as well as access to the investment professionals of the Former Administrator. The Former Adviser also provided and paid for the management services necessary to run the Fund’s business. Under the Advisory Agreement between the Former Adviser and the Fund, the Former Adviser received a management fee equal to an annual rate of 2% of the net assets of the Fund, which was paid quarterly in arrears. Under the Advisory Agreement, the Fund also agreed to pay an incentive fee to the Former Adviser based on both realized investment income and net realized capital gains less unrealized capital depreciation. This incentive fee was equal to (a) 20% of the excess, if any, of the Fund’s net investment income for each quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Fund’s net assets, and (b) 20% of the Fund’s net realized capital gain less unrealized capital depreciation. The incentive fee calculated in clause (b) is paid on an annual basis. The Fund’s Former Administrator provided administrative services to it, for which the Fund paid an administrative fee. Under the administration agreement the Fund entered into with the Former Administrator on June 30, 2005, the Fund reimbursed the Former Administrator for its costs and expenses in performing its obligations and providing personnel and facilities up to a maximum of $0.5 million per year.

Operating Activities. The Fund uses cash to make new investments and follow-on investments in its existing portfolio companies. The Fund records these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, the Fund carries its investments in its financial statements at fair value, as determined by the Fund’s board of directors. See “—Significant Accounting Policies – Valuation” below. As of December 31, 2009, the Fund had invested 83.3% of its net assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, the Fund had invested 12.6% by value in shares of common stock, 17.3% in membership interests in limited liability companies, 2.9% in preferred stock and 50.4% in various debt instruments. Also, as of December 31, 2009, the Fund had invested the proceeds of borrowings on margin (as discussed below under “—Financing Activities”) in short-term, highly liquid investments, consisting primarily of U.S. Treasury Bills, interest-bearing bank accounts and certificates of deposit, that are, in the opinion of the Fund, appropriate for the preservation of the principal amount of such instruments.

Under certain circumstances, the Fund makes follow-on investments in some of its portfolio companies. As of December 31, 2009, the Fund had a total commitment of $0.2 million to Trulite, Inc. in the energy sector which was subsequently funded in January 2010. See “—Portfolio Companies – Trulite, Inc.” below.

Financing Activities. From time to time, the Fund uses leverage to finance a portion of its investments. The Fund then repays such debt from the sale of portfolio securities. Under the 1940 Act, the Fund has the ability to borrow funds and issue debt securities or preferred stock which are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of the Fund’s portfolio investments, it periodically borrows funds to make qualifying investments in order to maintain its qualification as a RIC. During 2009 and 2008, the Fund borrowed such funds by accessing a margin account with a securities brokerage firm. The Fund invests the proceeds of these margin loans in high-quality securities such U.S. Treasury securities until they are repaid. The Fund refers to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, the Fund cannot borrow funds to make such qualifying investments at the end of any future quarter, it may not qualify as a RIC and would become subject to corporate-level income tax on its net investment income and realized capital gains, if any. In addition, the Fund’s distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

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

Possible Share Repurchase. As a closed-end business development company, the Fund’s shares of common stock are not redeemable at the option of stockholders, and its shares currently trade at a discount to their net asset value. The Fund’s board of directors has determined that it would be in the best interests of its stockholders to reduce or eliminate this market value discount. Accordingly, the Fund has been authorized to, and may from time to time, repurchase shares of its outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of the Fund’s shares. The Fund is not required to undertake any such share repurchases, nor does the Fund anticipate taking such action in 2010.

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

Publicly traded portfolio securities. The Fund values investments in companies whose securities are publicly traded at their quoted market prices at the close of business on the valuation date, less a discount to reflect the estimated effects of restrictions on the sale of such securities, which the Fund refers to as the valuation discount, if applicable. As of December 31, 2009, the Fund had no investments in publicly traded securities. As of December 31, 2008, one of the Fund’s portfolio securities, Metic Group plc, was publicly listed on the AIM. The securities were subsequently de-listed on June 30, 2009. The Fund adjusts its net asset value for changes in the value of this security on a daily basis.

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

Generally, cost is the primary factor the Fund uses to determine fair value until significant developments affecting a portfolio company (such as results of operations or changes in general market conditions) provide a basis for an appraisal valuation. Thereafter, the Fund carries portfolio investments at appraised values as determined quarterly by management, subject to the approval of the Fund’s board of directors. The Fund typically bases its valuations upon a multiple of each portfolio company’s income and/or cash flow, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, this appraisal may be based upon estimated liquidation value.

The Fund typically appraises its common equity investment in each portfolio company at a multiple of the free cash flow generated by such company in its most recent fiscal year, less adjustments for outstanding funded indebtedness and other senior securities such as preferred stock. In some cases, the Fund considers projections of current year free cash flow in its appraisals, and it may also consider an adjustment to the estimate of free cash flow for non-recurring items. The Fund applies multiples based on management’s experience and recent transactions in the private company marketplace and cautions that these assessments are necessarily subjective in nature.

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

Most of the Fund’s portfolio companies use leverage, which has the effect of magnifying its return or loss on investments. For example, if management’s estimate of a portfolio company results in a total enterprise value of $10.0 million and has $7.5 million in funded indebtedness, the Fund values its equity at $2.5 million. If this estimate then increases or decreases by 20%, to $12.0 million or $8.0 million, respectively, the value of the equity will increase or decrease by 80%, to $4.5 or $0.5 million, as the case may be. This disproportionate increase or decrease in equity value relative to total asset value adds a level of volatility to the Fund’s equity-oriented portfolio securities.

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

Federal Income Taxes

The Fund intends to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as it complies with these requirements, the Fund generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, the Fund did not record a provision for federal income taxes in its financial statements. As of December 31, 2009, the Fund had a capital loss carry forward of $15.6 million which may be used to offset future capital gains. The Fund may borrow money from time to time to maintain its status as a RIC under the Code. See “—Overview – Financing Activities” above.

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

Recent Accounting Pronouncements

On September 30, 2009, the Fund adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the

FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Fund adopted this standard beginning with its financial statements ending December 31, 2009. The adoption of this standard had no material effect on the Financial Statements.

In January 2010, the FASB issued an update to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Fund does not anticipate that the adoption of this standard will have a material effect on our financial position and results of operations.

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

Current Market Conditions

During the year ended December 31, 2009, the state of the economy in the U.S. remained in a recession and deteriorated throughout the year. Consumer confidence deteriorated and unemployment indices increased. Banks and other financial service companies continue to experience difficulties as bank lending experience its largest single year decline since the World War II era. Loan delinquency rates are at 26 year highs and bank failures increased and the threat of continued failures remains as concerns regarding commercial real estate have weighed on the financial industry. Stock market returns were stronger as the S&P 500 improved approximately 23% during the year despite reaching a 12 year low in the first quarter. Merger and acquisition activity was at its lowest level since 2004. In recent months, certain economic indicators have shown modest improvements.

To the extent that recessionary conditions continue or worsen, the financial results of middle-market companies, like those in which we invest, will continue to experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults. Many of the companies have experienced difficult operating environments and access to capital has been limited.

Consistent with other companies in the financial services sector, the Fund’s performance has been adversely affected. Between December 31, 2008 and December 31, 2009, the net asset value of the Fund declined from $9.16 per share to $5.74 per share. This further impacted the closing price of the Fund’s common stock, as it has declined approximately 25.6% during 2009 and is trading at 44.3% discount to NAV.

During 2009, we executed a management internalization strategy initiated to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and enhance communication with shareholders. We believe these actions continue to be necessary to protect capital and liquidity during this turbulent economic period in order to preserve and enhance shareholder value.

Liquidity and Capital Resources

The Fund generates cash primarily from maturities, sales of securities and borrowings, as well as capital gains realized upon the sale of portfolio investments. The Fund uses cash primarily to make additional investments, either in new companies or as follow-on investments in the existing portfolio companies and to pay the dividends to its stockholders.

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

Year Ended December 31, 2009

As of December 31, 2009, the Fund had total assets of $81.0 million, of which $42.4 million were invested in portfolio investments and $5.5 million were invested in temporary cash investments. Among the Fund’s portfolio investments, $25.7 million (at fair value) or 50.4% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2009. The Fund records no interest income or receives no cash for notes issued by Riptide Entertainment, LLC and Nickent Golf, Inc., having an aggregate value of $3.2 million.

As of December 31, 2009, the Fund also had $30.3 million of restricted cash and temporary investments, including primarily the proceeds of a quarter-end margin loan that the Fund incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $30.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 4, 2010 and Fund subsequently repaid this margin.

Operating Activities. The Fund provided $12.4 million in cash for operating activities in 2009. In 2009, the Fund made investments in portfolio companies of $1.2 million and paid fees to its advisers, directors, banks and others of $4.1 million, while realizing a loss of $15.6 million from the disposition of portfolio securities.

Financing Activities. The Fund used $15.0 million in cash from financing activities for 2009. The Fund declared one cash dividend in 2009 totaling $0.9 million ($0.1075 per share). The Fund issued 296,528 additional shares of its common stock at an effective price of $3.10 per share and paid $2,000 in cash for fractional shares. The Fund determined that the 2009 dividend payment should be classified as a 100% qualifying dividend, with 21.2% allocated ordinary income and 78.8% allocated to return of capital as of December 31, 2009.

Year Ended December 31, 2008

As of December 31, 2008, the Fund had total assets of $124.1 million, of which $68.7 million were invested in portfolio investments and $8.6 million were invested in temporary cash investments. Among the Fund’s portfolio investments, $26.2 (at fair value) million were in the form of notes receivable from portfolio companies as of December 31, 2008. The Fund records no interest income or receives no cash for notes issued by Riptide Entertainment, LLC, Nickent Golf, Inc. and HealthSPAC, LLC, having an aggregate value of $7.9 million.

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

Operating Activities. The Fund used $32.1 million in cash for operating activities in 2008. In 2008, the Fund made investments in portfolio companies of $19.1 million and paid fees to its advisers, directors, banks and others of $3.9 million, while realizing a gain of $0.9 million from the disposition of portfolio securities.

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

Results of Operations

Investment Income and Expense

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

Income from portfolio securities was $3.7 million and $2.6 million in 2009 and 2008, respectively. The increase in total investment income from 2008 to 2009 was due to the increase in interest bearing investments during 2009, which generated $1.1 million in additional interest income in 2009. Interest received in kind, or PIK, totaled $1.1 million in 2009 compared to $0.5 million in 2008.

Interest from temporary cash investments was $0.05 million in 2009 and $0.6 million in 2008. Temporary cash investments (excluding the margin account) decreased from $8.6 million to $5.5 million in 2009 as compared to the prior year.

The Former Adviser received management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $0.7 million and $1.9 million in 2009 and 2008 respectively as the contract was terminated on June 30, 2009.

The Fund reimbursed the Former Administrator for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements did not exceed $450,000 per year. Administrative fees were $0.2 million and $0.5 million in 2009 and 2008 respectively.

No incentive fees were paid in 2009 or 2008.

Professional fees were $1.2 million and $0.8 million in 2009 and 2008. This increase is largely a result of the SEC inquiry described herein under “Legal Proceedings”.

Compensation expenses were $0.5 million in 2009. General and administrative fees were $0.1 million in 2009. As a result of internalization, the Fund assumed these obligations directly beginning in July 1, 2009.

Fund management, administrative Fees and internalization costs totaled $1.5 million in 2009 and $2.4 million in 2008, resulting in an estimated cost savings of $0.9 million as a result of internalization.

As a result of the factors described above, net investment income after expenses was $0.2 million for 2009 as compared to a net investment loss of ($0.7) million for 2008.

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Total income from portfolio securities was $2.6 million and $3.1 million in 2008 and 2007, respectively. The decrease in total investment income from 2007 to 2008 was largely due to secession of interest payments from Creekstone Florida Holdings, LLC., which generated $0.6 million in interest income in 2007, along with a decrease in interest due to the recapitalization of Sovereign Business Forms in 2008. Interest received in kind, or PIK, totaled $0.5 million in 2008 compared to $0.8 million in 2007.

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

Summary of Portfolio Investment Activity

Year Ended December 31, 2009

During the year ended December 31, 2009, the Fund had investment activity of $2.3 million in seven portfolio companies, including $1.1 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK).

The following table includes significant investment activity during the year ended December 31, 2009 (in thousands):

Portfolio Company	New Investments		Existing Investments		Total
	Cash	PIK	Follow-On	PIK
Nickent Golf, Inc.	$—	$—	$370	$—	$370
Riptide Entertainment, LLC	—	—	450	—	450
1848 Capital Partners LLC	—	—	—	453	453
TruLite, Inc.	—	—	300	307	607
London Bridge Entertainment Partners Ltd	—	—	—	208	208
Big Apple Entertainment Partners LLC	—	—	—	153	153
HealthSPAC, LLC	—	—	50	—	50

	$—	$—	$1,170	$1,121	$2,291

On November 5, 2009, the Fund invested an additional $0.3 million in Trulite, Inc., a renewable energy company, in the form of a 18% promissory note. See Subsequent Events where the Fund made a follow-on investment of $0.2 million.

On March 25, 2009, the Fund invested an additional $0.4 million as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note. On November 19, 2009, the Fund made a follow-on investment in Riptide Entertainment, LLC of $0.1 million for an 8% promissory note maturing in 2014. The majority of these follow-on investments were expected to fund the Ripley’s Believe It or Not Museum franchise located in London, UK.

On February 2, 2009, the Fund made a follow-on investment of $0.3 million in Nickent Golf, Inc. in the form of a 13% promissory note. The Fund invested an additional $0.1 million in 2009, in the form of a receivership certificate. See Portfolio Securities – Nickent Golf, Inc.

Year Ended December 31, 2008

During the year ended December 31, 2008, the Fund had investment activity totaling $8.1 million in four new portfolio companies. The Fund also made follow-on investments of $11.1 million in four portfolio companies and received $0.2 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK).

The following table includes significant new and follow-on investments during the year ended December 31, 2008 (in thousands):

Portfolio Company	New Investments		Existing Investments		Total
	Cash	PIK	Follow-on	PIK
Infinia Corporation	$—	$—	$5,000	$—	$5,000
Riptide Entertainment, LLC	—	—	4,725	—	4,725
1848 Capital Partners LLC	3,000	135	—	—	3,135
London Bridge Entertainment LLC	2,500	—	—	—	2,500
Trulite, Inc.	1,500	—	—	—	1,500
Nickent Golf, Inc.	—	—	1,180	184	1,364
Metic Group plc	1,000	—	—	—	1,000
HealthSpac, LLC	—	—	208	—	208
Various others	—	—	—	7	7

	$8,000	$135	$11,113	$191	$19,439

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

Year Ended December 31, 2007

During the year ended December 31, 2007, the Fund invested $21.2 million in five new portfolio companies and made follow-on investments of $6.4 million in seven portfolio companies. The Fund received $0.7 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK), accretion of original issue discount on promissory notes (OID) and amortization of original issue premiums on promissory notes.

The following table includes significant new and follow-on investments during the year ended December 31, 2007 (in thousands):

Portfolio Company	New Investments		Existing Investments		Total
	Cash	Noncash	Cash	PIK/OID
Nickent Golf, Inc	$10,000	$66	$—	$—	$10,066
Equus Media Development Company, LLC	5,000	—	—	—	5,000
Riptide Entertainment LLC	—	—	3,835	—	3,835
Big Apple Entertainment Partners LLC	3,000	—	—	—	3,000
Infinia Corporation	3,000	—	—	—	3,000
RP&C International Investments LLC	—	—	2,009	—	2,009
Various others	100	—	525	670	1,295

	$21,100	$66	$6,369	$670	$28,205

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

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2009

During 2009, the Fund realized net capital losses of $15.6 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Loss
Nickent Golf, Inc.	Entertainment and leisure	Affiliate	$(9,688)
Creekstone Florida Holdings, LLC	Real estate	Non-Affiliate	(4,000)
Metic Group, PLC	Commercial building products	Non-Affiliate	(1,000)
HealthSPAC, LLC	Healthcare	Control	(824)
Various others			(43)

			$(15,555)

Year Ended December 31, 2008

During 2008, the Fund realized net capital gains of $0.9 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain/(Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control, non-majority	$625
RP&C International Investments LLC	Healthcare	Affiliate	351
Various others			(52)

			$924

Year Ended December 31, 2007

During 2007, the Fund realized net capital gains of $5.3 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain/(Loss)
The Drilltec Corporation	Industrial products and services	Non-affiliate	$3,830
Champion Window Holdings, Inc.	Residential building products	Control	1,403
Cedar Lodge Holdings, Inc.	Real estate	Control	609
TurfGrass America Inc.	Residential building products	Affiliate	(960)
Various others			382

			$5,264

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2009

During 2009, the Fund recorded an increase in net unrealized depreciation on investments of $12.2 million from a net unrealized depreciation position of $3.0 million to a net unrealized depreciation position of $15.2 million. This increase in depreciation resulted primarily from decreases in the estimated fair value of eight portfolio companies due to current market conditions and operations in 2009, aggregating $27.4 million. The portfolio companies contributing to this change are Infinia Corporation, Riptide Entertainment, LLC and Spectrum Management LLC. These decreases were partially offset by the Fund’s transfer in net unrealized depreciation to net realized depreciation related to the write-off of Creekstone Florida Holdings, LLC, Metic Solutions, Plc, and HealthSpac LLC.

Year Ended December 31, 2008

During 2008, the Fund’s net unrealized appreciation on investments decreased by $19.9 million to a net unrealized depreciation position of $3.0 million as of December 31, 2008. This decrease in appreciation resulted primarily from the decrease in the estimated fair values of Nickent Golf, Inc., Infinia Corporation and Creekstone Florida Holdings, LLC, which the Fund revalued based on current market conditions and operations in 2008. The Fund had additional increases in unrealized appreciation due to increases in fair value of three portfolio companies aggregating $4.6 million. This change was primarily comprised of ConGlobal Industries and Sovereign Business Forms.

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

Portfolio Securities

During 2009, the Fund made follow-on investments in eight companies, including $1.1 million in the form of accrued interest and dividends received in the form of additional portfolio securities, accretion of original issue discount on promissory notes and amortization of original issue premiums on promissory notes. As of December 31, 2009, the Fund had active investments in the following entities or portfolio companies:

1848 Capital Partners, LLC

1848 Capital Partners, LLC is the owner of the management and sponsor’s interest in several private companies, among them: Big Apple Entertainment Partners LLC, Dick Clark American Bandstand , LLC, The Franklin Mint, London Bridge Entertainment Partners LLP, Sunbelt Diversified Enterprises LLC and, Jet Support Services, Inc. During 2008, the Fund invested $3.0 million in the form of a promissory note with a stated interest rate of 18% maturing in January 2011. In addition, the Fund owns a 5% royalty related to all investments made during the period in which the promissory note is outstanding. The fair value of this investment reflected on the Schedule of Portfolio Securities includes $0.5 million of paid in kind or PIK interest.

Big Apple Entertainment Partners LLC

Big Apple Entertainment Partners LLC (“Big Apple”) is a franchisee of Ripley Attractions, Inc. formed to develop and operate the Ripley’s Times Square Odditorium in New York City. During 2007, the Fund invested $3.0 million in the form of a promissory note with a stated annual interest rate of 18% %. During 2009, the Fund extended the maturity date of the note one year to October 2010. The fair value reflected on the Schedule of Portfolio Securities includes $0.2 million of paid in kind or PIK interest.

The Bradshaw Group, Inc.

The Bradshaw Group, Inc. (“Bradshaw”) is a resource for large volume printer users to find cost effective options for laser print equipment, service, parts and supplies. The Fund’s $1.8 million investment consists of

576,828 shares of Class B preferred stock with a 12.25% paid in-kind dividend, 38,750 shares of Class C preferred stock with no dividend rights, 788,649 shares of Class D preferred stock with a 15% paid in-kind stock dividend, 2,218,109 shares of Class E preferred stock with an 8% paid in-kind stock dividend and 2,229,450 warrants to purchase common stock at a purchase price of $0.01 per share which expires in May 2016. This package of investments represents a fully diluted equity interest in The Bradshaw Group of 18%. The Fund has assigned no value to this investment at December 31, 2009 and, as such, accrues no income from these securities. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of The Bradshaw Group.

ConGlobal Industries Holding, Inc. and Affiliates

ConGlobal Industries Holding, Inc. is a holding company that owns ConGlobal International, Inc. (“ConGlobal”) an operator of 17 container repair and storage depots in 14 U.S. cities, Costa Rica, and Mexico, catering to major shipping, leasing, and freight movement companies around the world. The company has national storage capacity of over 600 acres and its network of maintenance depots currently handles over 6,500 containers per week and can easily accommodate 170,000 TEU’s (twenty-foot equivalent unit).

In 2002, subsequent to its initial investment in ConGlobal, the Fund formed CCI-ANI Finance LLC (“CCI-ANI”) for the purpose of making a follow-on investment in ConGlobal. CCI-ANI purchased a ConGlobal subordinated note from a former owner of ConGlobal. The Fund owned 100% of CCI-ANI valued its ownership interest at $3.0 million as of December 31, 2008. During 2009, CCI-ANI was wound-up and the note and other promissory notes due from ConGlobal were transferred to a $6.0 million, 7% replacement promissory note issued by ConGlobal. The Fund also held a 67.95% member’s interest in JL Madre LLC (“JL Madre”), an affiliate of ConGlobal. During 2009, the Fund received $1.0 million for its member’s interest and JL Madre was wound-up.

As of December 31, 2009, the Fund’s investment in ConGlobal consisted of 24,397,303 shares of common stock representing a fully diluted equity interest of approximately 32.2% and a $6.0 million 7% subordinated replacement promissory note due in 2012. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of ConGlobal.

Equus Media Development Company LLC

Equus Media Development Company, LLC (“EMDC”), a wholly-owned subsidiary of the Fund, was formed by the Fund in January 2007. EMDC has a development financing agreement with Kopelson Entertainment for the purchase of creative material to be used for commercial exploitation in a variety of media platforms, including, but not limited to the production of motion pictures. As of December 31, 2009, EMDC had several projects in development and was valued at $5.0 million. Paula Douglass, Vice President of the Fund, serves as President of EMDC.

Infinia Corporation

Infinia Corporation (“Infinia”), based in Kennewick, WA, is a developer of Stirling power system operating on concentrated solar energy for commercial and residential users. In June 2007, the Fund made an investment of $3.0 million in exchange for 666,667 Class A Preferred shares in Infinia Corporation, to further the company’s sales and product development programs and for company operations. In February 2008, the Fund made a follow-on investment of $5.0 million in exchange for 160,720 Class B Preferred shares. In November 2009, Infinia completed a recapitalization in which the Fund’s Class A and B preferred Shares were exchanged for 1,151,800 Series 1 Preferred shares. In February 2010, the Fund announced a write-down of its Infinia holdings from $10.6 million at September 30, 2009 to $1.5 million at December 31, 2009. The decline in value was due to a recapitalization related to Infinia’s most recent fund raising efforts in which the Fund’s holdings were diluted. The Fund’s ownership represents 0.9% of the fully-diluted ownership of Infinia. Gregory J. Flanagan, a director of the Fund, serves on the Board of Directors of Infinia Corporation.

London Bridge Entertainment Partners LLC

London Bridge Entertainment Partners LLC (“London Bridge”) is a franchisee of Ripley Attractions, Inc. formed to develop and operate the Ripley’s Believe It Or Not Museum located in Piccadilly Circus, London. During 2008, the Fund invested $2.5 million in the form of a promissory note with a stated annual interest rate of 18%. During 2009, the Fund extended the maturity date of the note by one year until August 2011. The fair value reflected on the Schedule of Portfolio Securities includes $0.2 million of paid in kind or PIK interest.

Nickent Golf, Inc.

Nickent Golf, Inc. (“Nickent”) is a golf club manufacturer based in City of Industry, CA. On January 2, 2009, the Fund announced a write down of its debt and equity investment in Nickent based on Nickent’s current financial condition and the effects of the market economy on Nickent’s business. In May 2009, Nickent was placed in receivership and efforts to liquidate all assets of the company are ongoing. As of December 31, 2009, the Fund’s investment in Nickent has a cost of $0.05 million. The fair value of $0.025 million consists of a Receivers Certificate with a stated interest of 8%.

PalletOne, Inc.

PalletOne, Inc. (“PalletOne”) is considered the largest wooden pallet manufacturer in the United States, operating 16 facilities in eleven states. PalletOne also owns and operates a major Florida-based wood treating plant. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis. The Fund initially invested in PalletOne in October 2001. As of December 31, 2009, the Fund’s investment in PalletOne consisted of 350,000 shares of common stock, which represent a fully diluted equity interest of approximately 19%. The pallet manufacturing industry has been negatively impacted by the recession and the declines in the homebuilding industry. The Fund assigned no value to this investment at December 31, 2009. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of PalletOne.

Riptide Entertainment LLC

Riptide Entertainment LLC (“Riptide”) was formed to develop, own and operate family entertainment properties throughout the world. Riptide holds a number of investments including among others, investments in Big Apple Entertainment Advisors LLC and related entities, London Bridge Entertainment Advisors, LLC and related entities, and DCAB Entertainment Partners, LLC and related entities. As of December 31, 2009, the Fund’s investment in Riptide Entertainment had a cost of $10.1 million and a fair value of $3.2 million, which consisted of promissory notes totaling $10.0 million and bearing interest rate at 8% cash, together with an investment of $0.1 million in the form of a 64.67% member’s interest in Riptide Entertainment. Gregory J. Flanagan, a director of the Fund and Gary Forbes, a Senior Vice President of the Fund, serve as directors of Riptide.

RP&C International Investments LLC

On August 11, 2006, the Fund committed to invest up to $11.1 million to acquire an equity interest in RP&C International Investments LLC (“RP&C”). RP&C is an investment fund formed for the purpose of investing in mezzanine loans or preferred equity interests to be issued by nursing and residential care homes in the United Kingdom or Germany. As of May 2009, the Fund’s remaining funding commitment was terminated As of December 31, 2009, the Fund’s investment in RP&C represents an approximate 17% member’s interest and consisted of a $0.6 million loan that is scheduled to earn interest at 9% . Kenneth Denos, a director of the Fund, serves on the Investment Committee of RP&C.

Sovereign Business Forms, Inc.

Sovereign Business Forms, Inc. (“Sovereign”) was founded in 1996 to participate in the consolidation of the highly fragmented, wholesale business forms industry. Sovereign believes it is one of the ten largest manufacturers and wholesalers of custom business forms in the United States, an industry that is mature and highly competitive. Sovereign operates five manufacturing plants with a combined market reach covering much of the central and eastern United States, Texas and Louisiana. As of December 31, 2009, the Fund’s investment in Sovereign consisted of a 12% subordinated promissory note in the principal amount of $3.3 million and 1,214,630 shares of common stock. The Fund’s investment represents a fully diluted equity interest in Sovereign of 55.25%. Gary Forbes, a Senior Vice President of the Fund, serves on Sovereign’s board of directors.

Spectrum Management, LLC

Spectrum Management, LLC (“Spectrum”) uses proprietary electronic tracking equipment and software, and a full suite of custom services to help client organizations, mainly financial institutions, protect or recover high-value merchandise and cash. This equipment and software also benefits law enforcement agencies by reducing the occurrence of robberies and by assisting in the apprehension of perpetrators. Spectrum Management has a diverse customer base. As of December 31, 2009, the Fund’s $4.5 million investment in Spectrum Management consisted of 285,000 units of Class A Members’ interest, a 16% subordinated promissory note in the amount of $1.3 million and a 16% subordinated promissory note in the amount of $0.4 million due May 2011. The Fund’s investment in Spectrum Management represents a fully diluted equity interest of 79%. Gary Forbes, a Senior Vice President of the Fund, serves on the board of directors of Spectrum Management.

Trulite, Inc.

Trulite, Inc. (“Trulite”) is a developer of safe, clean, affordable, portable hybrid power generation products that are also user friendly. The company’s flagship product, the KH4 generator, is capable of filling existing critical power voids in the 50W through 250W power markets. The KH4 is being launched in the marketplace, and plans to fill clean power needs up to 5KW with other products that are currently in development. During 2008, the Fund invested $1.5 million in the form of a promissory note with a stated annual interest rate of 15% maturing in August 2009. In August 2009, the principal amount of the original note plus accrued interest was put in the form of a replacement promissory note with a stated annual interest rate of 18% maturing in January 2010. In November 2009, the Fund made a follow-on investment of $500,000 of which $300,000 was funded immediately. A new replacement promissory note with a stated annual interest rate of 18% maturing in January 2010 was issued which included the previous principal amount and all accrued interest to date. Without waiver of any rights and absent further action to date by the Fund following maturity of the Second Replacement 18% Secured Convertible Promissory Note on January 26, 2010, a default exists to allow Trulite to complete ongoing negotiations related to current financing activities. The fair value of this investment reflected on the Schedule of Portfolio Securities includes $0.3 million of paid in kind or PIK interest. Paula T. Douglass, Vice President of the Fund, serves on the board of directors of Trulite, Inc. See Subsequent Events where the Fund made a follow-on investment of $0.2 million.

Off Balance Sheet Arrangements

As of December 31, 2009 and 2008, the Fund did not have any off-balance sheet liabilities that are reasonably likely to have a current or future material effect on the Fund’s financial condition, other than the investment advisory and management agreement and the administration agreement, which are described below.

Contractual Obligations

As of December 31, 2009 the Fund has one outstanding commitment in its portfolio company investments as follows (in thousands):

Portfolio Company	Original Follow-on Commitment	Remaining Commitment
Trulite, Inc.(1)	$500	$200

		$200

(1)	See Subsequent Events where the Fund made its follow-on investment of $0.2 million.

The Fund’s Board terminated the advisory agreement and the administrative agreement effective June 30, 2009. The Fund is now “internally” managed. This means the Fund directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

Dividends

The Fund declared one stock dividend in 2009 totaling $0.1075 per share. The Fund paid $2,000 in cash for fractional shares and issued 296,528 additional shares of stock in 2009. The 2009 dividend was 100% qualified and classified as 21% of ordinary income and 79% as return of capital.

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

There were no common stock repurchases in 2009 or 2007.

Subsequent Events

Management performed an evaluation of the Fund’s activity through March 31, 2010, the date the financial statements were issued, noting the following subsequent events:

On January 4, 2010, the Fund sold U.S. Treasury Bills for $30.0 million and repaid its year-end margin loan.

On January 12, 2010, the Fund invested $0.2 million in Trulite, Inc. as a follow-on investment in the form of an 18% promissory note.

On February 9, 2010, the Fund received $0.1 million in the form of principal payment on the 12% promissory note from Sovereign Business Forms, Inc.

Effective February 15, 2010, the Fund extended the loan agreement with Amegy Bank, providing it with a credit facility of $5.0 million.

On February 18, 2010, the Fund announced the appointment of Alan Feinsilver as the non-executive Chairman of the Board, Francis Tuggle, Ph. D. as Chairman of the Audit Committee and S. J. “Jay” Brown as the Fund’s Chief Investment Officer.

On March 22, 2010, the Fund announced the appointment of Richard F. Bergner as the non-executive Chairman of the Board, and Robert L. Knauss as Chairman of the Fund’s Audit Committee. These appointments reflect the Fund’s commitment to strengthening Board positions; they do not affect any Fund officer positions or staff.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Shipping Products and Services include one portfolio company and was 16.1% of the net asset value and 19.3% of the Fund’s investments in portfolio company securities (at fair value) as of December 31, 2009. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc. (formerly Equus II Incorporated):

We have audited the accompanying balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 2009 and 2008 and the related statements of operations, changes in net assets and cash flows for each of the three years ended December 31, 2009 and the selected per share data and ratios for each of the five years ended December 31, 2009. These financial statements and selected per share data and ratios are the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Equus Total Return, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years ended December 31, 2009 and the selected per share data and ratios for each of the five years ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Houston, Texas

March 31, 2010

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(in thousands, except per share amounts)	December 31, 2009	December 31, 2008
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $35,315 and $36,503 respectively)	$28,729	$36,885
Affiliate investments (cost at $8,973 and $18,353 respectively)	2,128	20,974
Non-affiliate investments (cost at $13,350 and $16,930 respectively)	11,554	10,872

Total investments in portfolio securities at fair value	42,411	68,731
Restricted cash & temporary investments, at cost which approximates fair value	30,299	45,419
Cash	535	71
Temporary cash investments, at cost which approximates fair value	5,510	8,585
Accounts receivable and other	47	8
Accrued interest and dividends receivable due from portfolio companies	2,205	1,249

Total assets	$81,007	$124,063

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$107	$204
Due to adviser	—	455
Borrowing under margin account	29,999	44,969

Total liabilities	30,106	45,628

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000 shares authorized, 8,862 and 8,565 shares outstanding, respectively	9	9
Additional paid-in capital	70,604	85,966
Undistributed net investment losses	(4,485)	(4,485)
Unrealized depreciation of portfolio securities, net	(15,227)	(3,055)

Total net assets	$50,901	$78,435

Net assets per share	$5.74	$9.16

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands, except per share amounts)	2009	2008	2007
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$1,644	$1,023	$581
Affiliate investments	50	492	768
Non-affiliate investments	2,032	1,116	1,762

Total interest and dividend income	3,726	2,631	3,111
Interest from temporary cash investments	45	550	1,746

Total investment income	3,771	3,181	4,857

Expenses:
Management fee	715	1,861	1,730
Administrative fees	225	450	450
Incentive fee	—	—	903
Compensation expense	497	—	—
Professional fees	1,241	828	860
Director fees and expenses	473	434	381
Mailing, printing and other expenses	236	259	261
General and administrative expense	130	—	—
Interest expense	51	49	83
Taxes	8	13	103
Offering costs	—	—	609

Total expenses	3,576	3,894	5,380

Net investment income (loss)	195	(713)	(523)
Net realized gain (loss) on portfolio securities:
Control investments	(824)	625	1,242
Affiliate investments	(9,688)	351	—
Non-affiliate investments	(5,000)	26	3,996
Temporary cash investments	(43)	(78)	26

Total net realized gain (loss) on portfolio securities	(15,555)	924	5,264

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(15,227)	(3,055)	16,818
Beginning of period	(3,055)	16,818	9,292

Net change in unrealized appreciation (depreciation) of portfolio securities	(12,172)	(19,873)	7,526

Net increase (decrease) in net assets resulting from operations	$(27,532)	$(19,662)	$12,267

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(3.13)	$(2.33)	$1.49

Weighted average shares outstanding, in thousands
Basic and diluted	8,790	8,429	8,251

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)	2009	2008	2007
Increase (decrease) in net assets resulting from operations:
Net investment gain (loss)	$195	$(713)	$(523)
Net realized gain (loss) on portfolio securities	(15,555)	924	5,264
Net change in unrealized appreciation (depreciation) of portfolio securities	(12,172)	(19,873)	7,526

Net increase (decrease) in net assets resulting from operations	(27,532)	(19,662)	12,267

Distributions to stockholders:
Distributions from net investment income	(195)	—	—
Return of capital distribution	(726)	(3,267)	—
Distributions of realized gains	—	(2,065)	(4,123)

Net decrease in net assets resulting from stockholder distributions	(921)	(5,332)	(4,123)

Capital share transactions:
Shares issued in dividend	919	3,223	$1,836
Repurchase of common stock	—	(3,010)	—

Net increase in net assets resulting from capital share transactions	919	213	1,836

Increase (decrease) in net assets	(27,534)	(24,781)	9,980
Net assets at beginning of period	78,435	103,216	93,236

Net assets at end of period	$50,901	$78,435	$103,216

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)	2009	2008	2007
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$(27,532)	$(19,662)	$12,267
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	15,555	(924)	(5,264)
Net change in unrealized (appreciation) depreciation of portfolio securities	12,172	19,873	(7,526)
Amortization of original issue discount and origination fees	—	165	92
Changes in operating assets and liabilities:
Purchase of portfolio securities	(1,170)	(19,113)	(27,469)
Proceeds from dispositions of securities	927	3,861	6,823
Principal payments from portfolio securities	—	—	4,697
Sales (purchases) of restricted temporary cash investments	15,077	(15,123)	(18)
(Increase) decrease in accounts receivable and other	(39)	99	40
Increase in accrued interest receivable due from portfolio securities	(2,077)	(717)	(1,323)
Decrease in deferred offering costs	—	—	609
Decrease in accrued escrowed receivables	—	262	(59)
Increase (decrease) in accounts payable and accrued liabilities	(97)	96	(121)
Decrease in due to adviser	(455)	(955)	(1,012)

Net cash provided by (used in) operating activities	12,361	(32,138)	(18,264)
Cash flows from financing activities:
Borrowings under margin account	147,037	185,960	89,957
Repayments under margin account	(162,007)	(170,987)	(89,940)
Dividends paid	(2)	(2,109)	(2,287)
Repurchase of common stock	—	(3,010)	—
Cash paid for deferred offering costs	—	—	(25)

Net cash provided by (used in) financing activities	(14,972)	9,854	(2,295)

Net decrease in cash and cash equivalents	(2,611)	(22,284)	(20,559)
Cash and cash equivalents at beginning of period	8,656	30,940	51,499

Cash and cash equivalents at end of period	$6,045	$8,656	$30,940

Non-cash operating and financing activities:
Shares issued in lieu of cash dividend	$919	$3,223	$1,836

Accrued interest or dividends exchanged for portfolio securities	$1,121	$491	$828

Permanent reduction of additional paid in capital for realized losses.	$16,281	$3,267	$—

Supplemental disclosure of cash flow information:
Interest paid	$56	$32	$106

Income taxes paid	$8	$13	$85

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

FOR THE FIVE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007	2006	2005
Investment income	$0.43	$0.38	$0.59	$0.76	$0.36
Expenses	0.41	0.46	0.65	0.77	0.81

Net investment income (loss)	0.02	(0.08)	(0.06)	(0.01)	(0.45)
Net realized gain (loss) on portfolio securities	(1.77)	0.11	0.64	2.39	0.18
Net change in unrealized appreciation (depreciation) of portfolio securities	(1.38)	(2.36)	0.91	(0.60)	2.68

Net increase (decrease) in net assets resulting from operations	(3.13)	(2.33)	1.49	1.78	2.41
Capital transactions:
Dividend declared	(0.11)	(0.63)	(0.50)	(2.63)	—
Share Repurchase	—	0.36	—	—	—
Dilutive effect of shares issued in common stock dividend	(0.18)	(0.53)	(0.12)	(0.28)	(0.40)

Decrease in net assets resulting from capital transactions	(0.29)	(0.80)	(0.62)	(2.91)	(0.40)

Net increase (decrease) in net assets	(3.42)	(3.13)	0.87	(1.13)	2.01
Net assets at beginning of period	9.16	12.29	11.42	12.55	10.54

Net assets at end of period, basic and diluted	$5.74	$9.16	$12.29	$11.42	$12.55

Weighted average number of shares outstanding during period, in thousands	8,790	8,429	8,251	7,949	6,948
Market value per share at end of period	$3.20	$4.30	$6.31	$8.54	$8.93
Selected ratios:
Ratio of expenses to average net assets	5.53%	4.29%	5.48%	6.58%	7.03%
Ratio of net investment gain (loss) to average net assets	0.30%	(0.79)%	(0.53)%	(0.11)%	(3.89)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(42.57)%	(21.65)%	12.49%	15.24%	20.74%
Total return on market price*	(23.08)%	(21.84)%	(20.26)%	25.08%	15.82%

*	Adjusted for dividends and can be calculated as the December 31, 2009 market value plus year-to-date dividends declared less December 31, 2008 market value, divided by December 31, 2008 market value.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2009

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(amounts in thousands)
Control Investments: Majority-owned(5):
Equus Media Development Company, LLC	Media	January 2007	Member interest (100%)		$5,000	$5,000
Houston, TX

Riptide Entertainment, LLC	Entertainment and leisure	December 2005	Member interest (64.67%)		65	—
Miami, FL			8% promissory notes(4)	$10,010	10,010	3,151
					10,075	3,151

Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock 12% promissory notes(2)		5,080	4,256
				3,250	3,250	3,250
					8,330	7,506

Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest		2,850	3,208
			16% subordinated promissory	1,690	1,690	1,690
			note(2)(3)
					4,540	4,898

Total Control Investments: Majority-owned (represents 48.5% of total investments at fair value)					$27,945	$20,555

Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc.	Shipping products and services	February 1997	24,397,303 shares of common stock		$1,370	$2,174
San Ramon, CA			7% promissory note(1)(2)	$6,000	6,000	6,000
					7,370	8,174

Total Control Investments: Non-majority Owned (represents 19.3% of total investments at fair value)					$7,370	$8,174

Total Control Investments: (represents 67.8% of total investments at fair value)					$35,315	$28,729

Affiliate Investments(7):
Infinia Corporation	Alternative	June 2007	1,151,800 shares preferred stock		$8,000	$1,479
Kennewick, WA	energy		Option to purchase 16,000 shares of common stock at $6.50 per share through December 19, 2012		—	11
					8,000	1,490

Nickent Golf, Inc.	Entertainment and leisure	June 2007	8% receivership certificate(4)	50	50	25
City of Industry, CA			3,000,000 shares Class A convertible preferred stock		—	—
			Warrants to buy 15,000 shares of common stock at $0.60 per share through March 17, 2013		—	—
			Warrants to buy 1,434,149 shares of common stock at $0.60 per share through August 16, 2012, warrant terms subject to change		—	—
					50	25

PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—

RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	613

Total Affiliate Investments (represents 5.0% of total investments at fair value)					$8,973	$2,128

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2009

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(2)(3)	$3,587	$3,587	$3,587
Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(2)(3)	3,153	3,153	3,153
London Bridge Entertainment Partners Ltd London UK	Entertainment and leisure	August 2008	18% promissory note(2)(3)	2,707	2,707	2,707
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,796	—
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—
					1,796	—
Trulite, Inc.	Alternative energy	August 2008	18% promissory note(2)(3)	2,107	2,107	2,107
El Dorado Hills, CA			Warrants to buy 6,934,211 shares of common stock through at $0.01 - $0.38 per share through November 2015		—	—
					2,107	2,107
Total Non-Affiliate Investments (represents 27.2% of total investments at fair value)					$13,350	$11,554
Total Investments					$57,638	$42,411

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities, accrual to maturity or through accretion of original issue discount.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2009

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to portfolio companies that comprise 77.7% of the total value of the investments in portfolio securities as of December 31, 2009.

The Fund’s investments in portfolio securities consist of the following types of securities as of December 31, 2009 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$32,555	$25,671	50.5%
Limited liability company investments	8,488	8,820	17.3%
Common stock	6,800	6,430	12.6%
Preferred stock	9,795	1,479	2.9%
Options and warrants	—	11	0.0%

Total	$57,638	$42,411	83.3%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $9.4 million provide that all or a portion of interest is paid-in-kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of secured and subordinated debt, cash payments of interest are currently being received and/or accrued on notes aggregating $13.1 million in fair value, while notes totaling $3.2 million are non-income producing.

The following is a summary by industry of the Fund’s investments as of December 31, 2009 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Entertainment and leisure	$12,624	24.8%
Business products and services	12,403	24.4%
Shipping products and services	8,174	16.1%
Alternative energy	3,597	7.1%
Media	5,000	9.8%
Healthcare	613	1.1%

Total	$42,411	83.3%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2008

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(amounts in thousands)
Control Investments: Majority-owned(7):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$5,000	$5,000
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%) 8% promissory notes	$9,560	65 9,560	— 7,437
					9,625	7,437
Sovereign Business Forms, Inc.(8) Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock		5,080	4,800
			12% promissory notes(2)	3,250	3,250	3,250
					8,330	8,050
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest		2,850	6,419
			16% subordinated promissory note(2)	1,690	1,690	1,690
					4,540	8,109
Total Control Investments: Majority-owned (represents 41.6% of total investments at fair value)					$27,495	$28,596
Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc.	Shipping products and services	February 1997	24,397,303 shares of common stock		$1,370	$790
San Ramon, CA			7% promissory note	3,265	3,265	3,265
			Member interest in CCI-ANI Finance, LLC		2,734	2,989
			Member interest (66.7%) in JL
			Madre, LLC(2)		865	936
					8,234	7,980
HealthSPAC, LLC	Healthcare	December 2006	Member interest (40%)		40	40
El Segundo, CA			12% promissory note	734	734	269
					774	309
Total Control Investments: Non-majority Owned (represents 12.1% of total investments at fair value)					$9,008	$8,289
Total Control Investments: (represents 53.7% of total investments at fair value)					$36,503	$36,885

Affiliate Investments(5):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	666,667 Class A shares preferred stock		$3,000	$14,973
			160,720 Class B shares preferred stock		5,000	5,000
			Option to purchase 16,000 shares of common stock at $6.50 per share through December 19, 2012		—	336
					8,000	20,309
Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	13% promissory note	$6,430	6,430	180
			3,000,000 shares Class A Convertible preferred stock		3,000	—
			Warrants to buy 15,000 shares of common stock at $1 per share through March 17, 2013		—	—
			Warrants to buy 600,815 shares of common stock at $1.00 per share through August 16, 2010, warrant terms subject to change		—	—

					9,430	180
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—
RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	485
Total Affiliate Investments (represents 30.5% of total investments at fair value)					$18,353	$20,974

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES—(Continued)

DECEMBER 31, 2008

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(2)(3)	$3,135	$3,135	$3,135
Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(2)	3,000	3,000	3,000
Creekstone Florida Holdings, LLC Houston, TX	Real estate	December 2005	17-19.8% subordinated promissory note	4,000	4,000	—
London Bridge Entertainment Partners LLC New York, NY	Entertainment and leisure	August 2008	18% promissory note(2)	2,500	2,500	2,500
Metic Group, PLC London, UK	Commercial building products	August 2008	1,830,660 shares common of stock	—	1,000	737
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	—
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—
					1,795	—
Trulite, Inc. Houston, TX	Alternative energy	August 2008	15% promissory note(2)	1,500	1,500	1,500
Total Non-Affiliate Investments (represents 15.8% of total investments at fair value)					$16,930	$10,872
Total Investments					$71,786	$68,731

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities, accrual to maturity or through accretion of original issue discount.
(4)	Non-income producing.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(8)	In May 2008, Sovereign restructured its ownership and debt. As a result, the Fund’s ownership interest increased to majority-owned control investment.

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

The Fund’s investments in portfolio securities consist of the following types of securities as of December 31, 2008 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$39,064	$26,226	33.4%
Preferred stock	12,795	19,973	25.5%
Limited liability company investments	12,127	15,869	20.2%
Common stock	7,800	6,327	8.1%
Options and warrants	—	336	0.4%

Total	$71,786	$68,731	87.6%

Two notes receivable included in secured and subordinated debt with an estimated fair value of $3.1 million provide that all or a portion of interest is paid-in-kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of secured and subordinated debt, cash payments of interest are currently being received and/or accrued on notes aggregating $15.2 million in fair value, notes totaling $7.9 million are non-income producing.

The following is a summary by industry of the Fund’s investments as of December 31, 2008 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Alternative energy	$21,809	27.8%
Entertainment and leisure	16,252	20.7%
Business products and services	16,159	20.6%
Shipping products and services	7,980	10.2%
Media	5,000	6.4%
Healthcare	794	1.0%
Commercial building products	737	0.9%
Real estate	—	0.0%

Total	$68,731	87.6%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

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

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or internally. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund’s investments in portfolio companies consist principally of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. The Fund elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). With shareholder approval on June 30, 2005, the Fund entered into a new investment advisory agreement with Moore Clayton Capital Advisors, Inc. (the “Adviser”). Prior to this agreement, the Fund’s adviser was Equus Capital Management Corporation. On June 12, 2009, the Fund and its Board of Directors announced plans to “internalize” Fund management. The Fund’s investment advisory agreement with the Adviser terminated on June 30, 2009. The Fund now directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

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

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

Liquidity and Revolving Line of Credit—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-K, i.e., the period through December 31, 2010.

Management is evaluating the impact of current market conditions on its portfolio company valuations and their ability to provide current income. Management has followed valuation techniques in a consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

As of December 31, 2009, the Fund had cash and temporary cash investments of $6.0 million. The Fund had $42.4 million of its net assets of $50.9 million invested in portfolio securities. Restricted assets totaled $30.3, of which $30.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.3 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 4, 2010.

As of December 31, 2008, the Fund had cash and temporary cash investments of $8.7 million. The Fund had $68.7 million of its net assets of $78.4 million invested in portfolio securities. Restricted assets totaled $45.4 million, of which $45.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.4 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills matured and the margin loan was repaid to the brokerage firm on January 2, 2009.

On August 13, 2008, the Fund entered its $7.5 million revolving line of credit agreement (the “Credit Facility”) with Amegy Bank. The Fund can borrow up to $7.5 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of the higher of (a) the Federal Funds Rate plus  1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Lender as its “prime rate”. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities. It contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates all of which the Fund is in compliance as of December 31, 2009. To date, the Fund has not borrowed any amounts under the Credit Facility.

As of December 31, 2009, the Fund had total commitments of $0.2 million committed to TruLite, Inc., which is in the alternative energy sector.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings and Restricted Temporary Cash Investments—During 2009 and 2008, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

At December 31, 2009, the Fund borrowed $30.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $30.3 million. The U.S. Treasury bills were sold on January 4, 2010 and the total amount borrowed was repaid at that time.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

Economic Conditions—Economic conditions during 2009 and 2008 and market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during 2009 the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook during 2009 to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2010 operating requirements.

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

Most of the Fund’s common equity investments of privately held companies are appraised at a multiple of free cash flow generated by the company in its most recent fiscal year, less outstanding funded indebtedness and

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

other senior securities such as preferred stock. Projections of current year free cash flow may be utilized and adjustments for non-recurring items are considered. Multiples utilized are estimated based on past experience in the private company marketplace, and are necessarily subjective in nature.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $42.4 million and $68.7 million as of December 31, 2009 and 2008, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of December 31, 2009. As of December 31, 2008, one of the Fund’s portfolio securities, Metic Group, PLC, was publicly listed on the AIM. The company was subsequently de-listed on June 30, 2009. Fair values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

Texas margin tax applies to legal entities conducting business in Texas, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The margin tax is based on our Texas

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Fund recorded $0.01 million, $0.01 million, $0.1 million in state income tax for the years ended December 31, 2009, 2008 and 2007, respectively, that is solely attributable to the Texas margin tax.

Fair Value Measurement—In September 2006, the Financial Accounting Standard Board (FASB) issued guidance regarding Fair Value Measurements which defined fair value, establishes a framework for measuring fair value, outlined a fair value hierarchy based on inputs used to measure fair value and enhanced disclosure requirements for fair value measurements. The guidance did not change existing guidance as to whether an instrument is carried at fair value. The Fund adopted changes issued by the FASB to fair value disclosures of financial instruments for the quarter ending March 31, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

As of December 31, 2009, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Total	Fair Value Measurements As of December 31, 2009
(in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$28,729	$—	$—	$28,729
Affiliate investments	2,128	—	—	2,128
Non-Affiliate investments	11,554	—	—	11,554

Total assets reported at fair value	$42,411	$—	$—	$42,411

The following table provides a reconciliation of fair value changes during 2009 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2008	$36,885	$20,974	$10,135	$67,994
Total realized losses	(824)	(9,688)	(5,000)	(15,512)
Change in unrealized appreciation (depreciation)	(6,971)	(9,466)	4,265	(12,172)
Purchases, issuances and settlements, net	(361)	308	1,417	1,364
Transfers in (out) of Level 3	—	—	737	737

Fair value as of December 31, 2009	$28,729	$2,128	$11,554	$42,411

As of December 31, 2008, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

(in thousands)	Total	Fair Value Measurements as of December 31, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$36,885	$—	$—	$36,885
Affiliate investments	20,974	—	—	20,974
Non-Affiliate investments	10,872	—	737	10,135

Total assets reported at fair value	$68,731	$—	$737	$67,994

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The following table provides a reconciliation of fair value changes during 2008 for all investments for which we determine fair value using unobservable (Level 3) factors.

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2008	$25,646	$32,111	$14,345	$72,102
Total realized gains	625	351	(52)	924
Change in unrealized appreciation	(354)	(14,769)	(4,750)	(19,873)
Purchases, issuances and settlements, net	4,276	3,281	8,021	15,578
Change in control	6,692	—	(6,692)	—
Transfers in (out) of Level 3	—	—	(737)	(737)

Fair value as of December 31, 2008	$36,885	$20,974	$10,135	$67,994

Reclassification—Certain amounts for the years ended December 31, 2008 and 2007 have been reclassified in the comparative financial statements to be comparable to the presentation in the year ended December 31, 2009. These reclassifications had no effect on net income or net assets.

(4) RELATED PARTY TRANSACTIONS AND AGREEMENTS

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

The Fund’s Board of Directors terminated the advisory agreement and the administrative agreement effective June 30, 2009. The Fund is now “internally” managed. This means that the Fund directly employs its management team and incur the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered since June 30, 2009.

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

In 2009, the Fund distributed 100% of its ordinary income. The Fund was not required to make distributions of ordinary income for 2008 or 2007 under income tax regulations.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

For the year ended December 31, 2009, the Fund had a net investment gain for book purposes of approximately $0.2 million and $0.2 million for tax purposes. During 2009, the Fund had a net capital loss for book purposes of approximately $15.6 million and a net capital gain for tax purposes of $15.6 million. As of December 31, 2009, the Fund had $15.6 million in capital loss carry-forwards which expire after 2014. The aggregate cost of investments for federal income tax purposes as of December 31, 2009 was $54.6 million. Such investments had unrealized appreciation of approximately $1.2 million and unrealized depreciation of $16.4 million for book purposes, or net unrealized depreciation of approximately $15.2 million. The Fund had unrealized appreciation of approximately $4.2 million and unrealized depreciation of approximately $16.4 million for tax purposes, or net unrealized depreciation of approximately $12.2 million as of December 31, 2009.

For the year ended December 31, 2008, the Fund had a net investment loss for book purposes of $1.0 million and $1.0 for tax purposes. During 2008, the Fund had a net capital gain for book purposes of $0.9 million and a net capital gain for tax purposes of $1.0. As of December 31, 2008, the Fund has no capital loss carry-forward. The aggregate cost of investments for federal income tax purposes as of December 31, 2008 was $69.2 million. Such investments had unrealized appreciation of $15.6 and unrealized depreciation of $18.7 for book purposes, or net unrealized depreciation of $3.1 million. The Fund had unrealized appreciation of $19.3 million and unrealized depreciation of $19.5 million for tax purposes, or net unrealized depreciation of $0.2 million as of December 31, 2008.

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

The Fund is a flow through, non-tax paying entity; further, the Fund’s net operating loss carry-forwards have been exhausted. Based upon an examination of the Fund’s tax position, the Fund determined that the aggregate exposure for uncertain tax positions did not have a material impact on its financial statements as of December 31, 2009 and December 31, 2008. The uncertain tax position is measured at the largest amount of benefits/expense that is greater than 50% likely of being realized upon ultimate settlement. The Fund has not recorded an adjustment to its financial statements related to uncertain tax positions. The Fund will continue to evaluate its tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state income tax returns for 2006 through 2009 remain open to examination.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

(6) CONTRACTUAL OBLIGATIONS

As of December 31, 2009 the Fund has one outstanding commitment in its portfolio company investments as follows (in thousands):

Portfolio Company	Original Follow-on Commitment	Remaining Commitment
Trulite, Inc.(1)	$500	$200

		$200

(1)	See Subsequent Events where the fund made its follow-on investment of $0.2 million.

The Fund’s Board of Directors terminated the advisory agreement and the administrative agreement effective June 30, 2009. The Fund is now “internally” managed. This means the Fund directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

(7) DIVIDENDS

The Fund declared one stock dividend in 2009 totaling $0.1075 per share. The Fund paid $2,000 in cash for fractional shares and issued 296,528 additional shares of stock in 2009. The 2009 dividend was 100% qualified and classified as 21% of ordinary income and 79% as return of capital.

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

(8) PORTFOLIO SECURITIES

2009 Portfolio Activity

During the twelve months ended December 31, 2009, the Fund had investment activity of $2.3 million in seven portfolio companies, including $1.1 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK).

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The following table includes significant investment activity during the year ended December 31, 2009 (in thousands):

Portfolio Company	New Investments		Existing Investments		Total
	Cash	PIK	Follow-On	PIK
Nickent Golf, Inc.	$—	$—	$370	$—	$370
Riptide Entertainment, LLC	—	—	450	—	450
1848 Capital Partners LLC	—	—	—	453	453
TruLite, Inc.	—	—	300	307	607
London Bridge Entertainment Partners Ltd	—	—	—	208	208
Big Apple Entertainment Partners LLC	—	—	—	153	153
HealthSPAC, LLC	—	—	50	—	50

	$—	$—	$1,170	$1,121	$2,291

During 2009, the Fund realized net capital losses of $15.6 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Loss
Nickent Golf, Inc.	Entertainment and leisure	Affiliate	$(9,688)
Creekstone Florida Holdings, LLC	Real estate	Non-Affiliate	(4,000)
Metic Group, PLC	Commercial building products	Non-Affiliate	(1,000)
HealthSPAC, LLC	Healthcare	Control	(824)
Various others			(43)

			$(15,555)

During 2009, the Fund recorded an increase in net unrealized depreciation on investments of $12.2 million from a net unrealized depreciation position of $3.0 million to a net unrealized depreciation position of $15.2 million. This increase in depreciation resulted primarily from decreases in estimated fair value of eight of its portfolio companies aggregating $27.4 million. This change was primarily comprised of Infinia Corporation, Riptide Entertainment, LLC and Spectrum Management LLC, based on current market conditions and operations in 2009. These decreases were partially offset by the Fund’s transfer in net unrealized depreciation to net realized depreciation related to the write-off Creekstone Florida Holdings, LLC, Metic Solutions, Plc, and HealthSpac LLC.

2008 Portfolio Activity

During the twelve months ended December 31, 2008, the Fund had investment activity totaling $8.1 million in four new portfolio companies. The Fund also made follow-on investments of $11.1 million in four portfolio companies and received $0.2 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK) accretion of original issue discount on promissory notes (OID) and amortization of original issue premiums on promissory notes.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The following table includes significant new and follow-on investments during the year ended December 31, 2008 (in thousands):

Portfolio Company	New Investments		Existing Investments		Total
	Cash	PIK	Follow-on	PIK/OID
Infinia Corporation	$—	$—	$5,000	$—	$5,000
Riptide Entertainment, LLC	—	—	4,725	—	4,725
1848 Capital Partners LLC	3,000	135	—	—	3,135
London Bridge Entertainment LLC	2,500	—	—	—	2,500
Trulite, Inc.	1,500	—	—	—	1,500
Nickent Golf, Inc.	—	—	1,180	184	1,364
Metic Solutions, PLC	1,000	—	—	—	1,000
HealthSpac, LLC	—	—	208	—	208
Various others	—	—	—	7	7

	$8,000	$135	$11,113	$191	$19,439

During the year ended December 31, 2008, the Fund realized net capital gains of $0.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/(Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control, non-majority	$625
RP&C International Investments LLC	Healthcare	Affiliate	351
Various others			(52)

			$924

During 2008, the Fund’s net unrealized appreciation on investments decreased by $19.9 million to a net unrealized depreciation position of $3.0 million as of December 31, 2008. This decrease in appreciation resulted primarily from the decrease in the estimated fair values of Nickent Golf, Inc., Infinia Corporation and Creekstone Florida Holdings, LLC, which the Fund revalued based on current market conditions and operations in 2008. The Fund had additional increases in unrealized appreciation due to increases in fair value of two portfolio companies aggregating $4.6 million. This change was primarily comprised of ConGlobal Industries and Sovereign Business Forms.

2007 Portfolio Activity

During the twelve months ended December 31, 2007, the Fund invested $21.2 million in five new portfolio companies and made follow-on investments of $6.4 million in seven portfolio companies. The Fund received $0.7 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK), accretion of original issue discount on promissory notes (OID) and amortization of original issue premiums on promissory notes.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

The following table includes significant new and follow-on investments during the year ended December 31, 2007 (in thousands):

	New Investments		Existing Investments		Total
Portfolio Company	Cash	PIK	Follow-on	PIK/OID
Nickent Golf, Inc.	$10,000	$66	$—	$—	$10,066
Equus Media Development Company, LLC	5,000	—	—	—	5,000
Riptide Entertainment, LLC	—	—	3,835	—	3,835
Big Apple Entertainment Partners LLC	3,000	—	—	—	3,000
Infinia Corporation	3,000	—	—	—	3,000
RP&C International Investments LLC	—	—	2,009	—	2,009
Various others	100	—	525	670	1,295

	$21,100	$66	$6,369	$670	$28,205

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

In January 2010, the FASB issued an update to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Fund does not anticipate that the adoption of this standard will have a material effect on our financial position and results of operations.

Standard on Subsequent Events—On June 30, 2009, the Fund adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009, 2008 AND 2007

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

(10) SUBSEQUENT EVENTS

Management performed an evaluation of the Fund’s activity through March 31, 2010, the date the financial statements were issued, noting the following subsequent events:

On January 4, 2010, the Fund sold U.S. Treasury Bills for $30.0 million and repaid its year-end margin loan.

On January 12, 2010, the Fund invested $0.2 million in Trulite, Inc. as a follow-on investment in the form of an 18% promissory note.

On February 9, 2010, the Fund received $0.1 million in the form of principal payment on the 12% promissory note from Sovereign Business Forms, Inc.

Effective February 15, 2010, the Fund extended the loan agreement with Amegy Bank, providing it with a credit facility of $5.0 million.

On February 18, 2010, the Fund announced the appointment of Alan Feinsilver as the non-executive Chairman of the Board, Francis Tuggle, Ph. D. as Chairman of the Audit Committee and S. J. “Jay” Brown as the Fund’s Chief Investment Officer.

On March 22, 2010, the Fund announced the appointment of Richard F. Bergner as the non-executive Chairman of the Board, and Robert L. Knauss as Chairman of the Fund’s Audit Committee. These appointments reflect the Fund’s commitment to strengthening Board positions; they do not affect any Fund officer positions or staff.

(11) SELECTED QUARTERLY DATA (in thousands, except per share amounts)

(in thousands, except per share amounts)	Year Ended December 31, 2009
	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	TOTAL
Total investment income	$905	$715	$1,329	$822	$3,771
Net investment (loss) gain	(127)	(289)	440	171	195
Increase (decrease) in net assets resulting from operations	963	(6,399)	(7,365)	(14,731)	(27,532)
Basic and diluted earnings per share	0.11	(0.72)	(0.83)	(1.69)	(3.13)

(12) LEGAL MATTERS

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the Fund’s Chief Investment Officer (CIO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This section includes information concerning the controls and controls evaluation referred to in those certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Fund conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including the Fund’s CIO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Fund’s reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Fund’s management, including the CIO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Fund’s quarterly evaluation of Disclosure Controls includes an evaluation of some components of its internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of the Fund’s Disclosure Controls included a review of the controls’ objectives and design, the Fund’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, the Fund reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CIO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in the Fund’s periodic reports on Form 10-Q and Form 10-K. Many of the components of the Fund’s Disclosure Controls are also evaluated on an ongoing basis by a third-party consultant and the Accounting Department. The overall goals of these various evaluation activities are to monitor the Fund’s Disclosure Controls, and to modify them as necessary. The Fund’s intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, the Fund’s CIO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, the Fund’s Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Fund’s consolidated subsidiaries is made known to management, including the CIO and CFO, particularly during the period when its periodic reports are being prepared.

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

Management assessed its internal control over financial reporting as of December 31, 2009, the end of its fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our Accounting Department.

Based on its assessment, management has concluded that its internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment have been reviewed with the Audit Committee of the Fund’s Board of Directors.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information about the Directors and Executive Officers of the Fund, the Fund’s Audit Committee and the Nominating and Corporate Governance Committee, the Fund’s code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to the Fund’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 1, 2010 (the “2009 Proxy Statement”).

The Fund has adopted a code of business conduct and ethics applicable to the Fund’s directors, officers (including the Fund’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is available to any person, without charge, upon request addressed to Equus Total Return, Inc., Attention: Corporate Secretary, Eight Greenway Plaza, Suite 930, Houston, TX 77046. In the event that the Fund amends or waives any of the provisions of the Code of Business Conduct and Ethics applicable to the Fund’s principal executive officer, principal financial officer, or controller, the Fund intends to disclose the same on its website at www.equuscap.com.

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to the Fund’s 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to the Fund’s 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund’s 2010 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to the Fund’s 2010 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Equus Total Return, Inc. (formerly Equus II Incorporated):

We have audited the balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of portfolio securities, as of December 31, 2009 and 2008 and the related statements of operations, changes in net assets and cash flows for each of the three years ended December 31, 2009 and the selected per share data and ratios for each of the five years ended December 31, 2009, and have issued our report thereon dated March 31, 2010 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in Item 15 of this Form 10-K. The Schedule 12-14 is the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ UHY LLP
UHY LLP

Houston, Texas

March 31, 2010

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Year Ended December 31, 2009
Portfolio Company	Investment(a)	Amount of Interest or Dividend Credited to Income(e)	As of December 31, 2008 Fair Value	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2009 Fair Value
		(amounts in thousands)
Control investments: Majority-owned

Equus Media Development Company, LLC	Member interest (100%)	$—	$5,000	$—	$—	$5,000

Riptide Entertainment, LLC	Member interest (64.67%)	—	—	—	—
	8% promissory notes (d)	—	7,437	450	(4,736)	3,151

Sovereign Business Forms,	1,214,630 shares of common stock	—	4,800	344	(888)	4,256
Inc.	12% promissory notes	390	3,250	—	—	3,250

Spectrum Management, LLC	285,000 units of Class A member interest	—	6,419	916	(4,127)	3,208
	16% subordinated promissory note	418	1,690	—	—	1,690
Total Control investments: Majority-owned		$808	$28,596	$1,710	$(9,751)	$20,555
Control Investments: Non-majority owned
ConGlobal Industries Holding,	24,397,303 shares of common stock	$—	$790	$1,384	$—	$2,174
Inc.	7% promissory note	675	3,265	2,735	—	6,000
	Membership interest in CCI-ANI Finance, LLC	—	2,989	94	(3,083)	—
	Membership interest in JL Madre, LLC	161	936	—	(936)	—

HealthSPAC, LLC	Member interest (40%)		40	—	(40)	—
	12% Promissory note (d)		269	90	(359)	—
Total Control investments: Majority-owned		$836	$8,289	$4,303	$(4,418)	$8,174
Total Control investments		$1,644	$36,885	$6,013	$(14,169)	$28,729
Affiliate Investments
Infinia Corporation	1,151,800 shares preferred stock	$—	$—	$19,973	$(18,494)	$1,479
	666,667 Class A Shares Preferred Stock	—	14,973	1,756	(16,729)	—
	160,720 Class B Shares Preferred Stock	—	5,000	—	(5,000)	—
	Option to purchase 16,000 shares of common stock at $6.50 per share through December 19, 2012	—	336	33	(358)	11

Nickent Golf, Inc.	8% receivership certificate (d)	—	—	50	(25)	25
	13% promissory note (d)	(1)	180	330	(510)	—
	3,000,000 shares Class A Convertible preferred stock	—	—	—	—	—
	Warrants to buy 15,000 shares of common stock at $0.60 per share through March 17, 2013	—	—	—	—	—
	Warrants to buy 1,434,149 shares of common stock at $0.60 per share through August 16, 2012, warrant terms subject to change	—	—	—	—	—

PalletOne, Inc.	350,000 shares of common stock	—	—	—	—	—

RP&C International Investments LLC	Member interest (17.2%)	51	485	128	—	613
Total Affiliate investments		$50	$20,974	$22,270	$(41,116)	$2,128
Total Investments In and Advances to Affiliates		$1,694	$57,859	$28,283	$(55,285)	$30,857

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Portfolio Securities and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2009.

(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(d)	Debt is non-income producing.

(e)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are neither consolidated nor accounted for under the equity method of accounting.

(a)(3) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Filed herewith.]

(g)	Revolving Credit Note between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

(h)	Pledge and Security Agreement between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Principal Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Principal Executive Officer

(2)	Certification by Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 31, 2010	/S/ L’SHERYL D. HUDSON
L’Sheryl D. Hudson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD F. BERGNER Richard F. Bergner	Director	March 31, 2010

/S/ CHARLES M. BOYD, MD Charles M. Boyd	Director	March 31, 2010

/S/ ALAN D. FEINSILVER Alan D. Feinsilver	Director	March 31, 2010

/S/ GREGORY J. FLANAGAN Gregory J. Flanagan	Director	March 31, 2010

/S/ HENRY W. HANKINSON Henry W. Hankinson	Director	March 31, 2010

/S/ ROBERT L. KNAUSS Robert L. Knauss	Director	March 31, 2010

/S/ FRANCIS D. TUGGLE Francis D. Tuggle	Director	March 31, 2010

Sam P. Douglass	Director

/S/ JAY BROWN Jay Brown	Chief Investment Officer (Principal Executive Officer)	March 31, 2010

/S/ KENNETH I. DENOS Kenneth I. Denos	Director	March 31, 2010

/S/ L’SHERYL D. HUDSON L’Sheryl D. Hudson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010