Form 10-Q
period 2010-03-31
EQUUS TOTAL RETURN, INC.
filed 2010-05-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File Number 814-00098

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

There were 8,861,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 14, 2010.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	March 31, 2010	December 31, 2009
(in thousands, except per share amounts)	(Unaudited)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $35,194 and $35,315 respectively)	$28,726	$28,729
Affiliate investments (cost at $8,973 and $8,973 respectively)	1,310	2,128
Non-affiliate investments (cost at $13,714 and $13,350 respectively)	11,919	11,554

Total investments in portfolio securities at fair value	41,955	42,411
Restricted cash & temporary investments	21,209	30,299
Cash	377	535
Temporary cash investments	5,317	5,510
Accounts receivable and other	52	47
Accrued interest and dividends receivable due from portfolio companies	2,501	2,205

Total assets	$71,411	$81,007

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$261	$107
Borrowing under margin account	20,999	29,999

Total liabilities	21,260	30,106

Net assets:
Preferred stock, $.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000 shares authorized, 8,862 and 8,862 shares issued and outstanding, respectively	9	9
Additional paid-in capital	70,553	70,604
Undistributed net investment losses	(4,485)	(4,485)
Unrealized depreciation of portfolio securities, net	(15,926)	(15,227)

Total net assets	$50,151	$50,901

Net assets per share	$5.66	$5.74

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

(in thousands, except per share amounts)	2010	2009
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$304	$311
Affiliate investments	13	25
Non-affiliate investments	530	548

Total interest and dividend income	847	884
Interest from temporary cash investments	4	21

Total investment income	851	905
Expenses:
Management fee	—	362
Administrative fees	—	113
Compensation expense	348	—
Professional fees	344	346
Director fees and expenses	100	105
Mailing, printing and other expenses	29	88
General and administrative expense	44	—
Interest expense	9	11
Taxes	24	7

Total expenses	898	1,032

Net investment income (loss)	(47)	(127)
Net realized gain (loss) on portfolio securities:
Control investments	—	—
Affiliate investments	—	—
Non-affiliate investments	—	—
Temporary cash investments	(4)	(24)

Total net realized gain (loss) on portfolio securities	(4)	(24)
Net unrealized appreciation (depreciation) of portfolio securities:

End of period	(15,926)	(1,941)
Beginning of period	(15,227)	(3,055)

Net change in unrealized appreciation (depreciation) of portfolio securities	(699)	1,114

Net increase (decrease) in net assets resulting from operations	$(750)	$963

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.08)	$0.11

Weighted average shares outstanding, in thousands
Basic and diluted	8,862	8,572

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

(in thousands)	2010	2009
Net increase (decrease) in net assets resulting from operations:	$(750)	$963
Capital share transactions:
Dividend declared	—	(921)
Shares issued in dividend	—	919

Net increase (decrease) in net assets resulting from capital share transactions	—	(2)

Increase (decrease) in net assets	(750)	961
Net assets at beginning of period	50,901	78,435

Net assets at end of period	$50,151	$79,396

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

(in thousands)	2010	2009
Net increase (decrease) in net assets resulting from operations	$(750)	$963
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	4	24
Net change in unrealized (appreciation) depreciation of portfolio securities	699	(1,114)
Changes in operating assets and liabilities:
Purchase of portfolio securities	(200)	(670)
Principal payments received from portfolio securities	122	—
Sales (purchases) of restricted temporary cash investments	9,086	2,975
(Increase) decrease in accounts receivable and other	(5)	(2)
Increase in accrued interest receivable due from portfolio securities	(461)	(508)
Decrease in accounts payable and accrued liabilities	154	47
Decrease in due to adviser	—	(93)

Net cash provided by (used in) operating activities	8,649	1,622
Cash flows from financing activities:
Borrowings under margin account	20,999	42,000
Repayments under margin account	(29,999)	(44,969)
Dividends paid	—	(2)

Net cash provided by (used in) financing activities	(9,000)	(2,971)

Net decrease in cash and cash equivalents	(351)	(1,349)
Cash and cash equivalents at beginning of period	6,045	8,656

Cash and cash equivalents at end of period	$5,694	$7,307

Non-cash operating and financing activities:
Shares issued in lieu of cash dividend	$—	$919

Accrued interest or dividends exchanged for portfolio securities	$165	$332

Supplemental disclosure of cash flow information:
Interest paid	$7	$23

Income taxes paid	$24	$—

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	2010	2009
Investment income	$0.10	$0.10
Expenses	0.10	0.12

Net investment income (loss)	0.00	(0.02)
Net realized gain (loss) on portfolio securities	—	—
Net change in unrealized appreciation (depreciation) of portfolio securities	(0.08)	0.13

Net increase (decrease) in net assets resulting from operations	(0.08)	0.11
Capital transactions:
Dividend declared	—	(0.11)
Dilutive effect of shares issued in common stock dividend	—	(0.20)

Decrease in net assets resulting from capital transactions	—	(0.31)

Net increase (decrease) in net assets	(0.08)	(0.20)
Net assets at beginning of period	5.74	9.16

Net assets at end of period, basic and diluted	$5.66	$8.96

Weighted average number of shares outstanding during period, in thousands	8,862	8,572
Market value per share at end of period	$2.81	$2.85
Selected ratios:
Ratio of expenses to average net assets	1.78%	1.31%
Ratio of net investment gain (loss) to average net assets	(0.09)%	(0.16)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(1.48)%	1.22%
Total return on market price*	(12.19)%	(31.22)%

*	Adjusted for dividends and can be calculated as the March 31, 2009 market value plus year-to-date dividends declared less the December 31, 2008 market value, divided by the December 31, 2008 market value. There were no dividends paid in the quarter ending March 31, 2010.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

March 31, 2010

(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(amounts in thousands)
Control investments: Majority-owned (5):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$5,000	$5,000
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%) 8% promissory notes (4)	$10,010	65 10,010	— 3,028

					10,075	3,028
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock 12% promissory notes(2)	3,129	5,080 3,129	4,648 3,129

					8,209	7,777
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest 16% subordinated promissory note(2)(3)	1,690	2,850 1,690	3,057 1,690

					4,540	4,747
Total Control investments: Majority-owned (represents 49.0% of total investments at fair value)					$27,824	$20,552
Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock 7% promissory note (1)(2)	6,000	$1,370 6,000	$2,174 6,000

					7,370	8,174
Total Control Investments: Non-majority Owned (represents 19.5% of total investments at fair value)					$7,370	$8,174
Total Control Investments: (represents 68.5% of total investments at fair value)					$35,194	$28,726
Affiliate Investments(7):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	1,151,800 shares preferred stock		$8,000	$659
			Option to purchase 16,000 shares of common stock at $6.50 per share through December 19, 2012		—	6

					8,000	665
Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	8% receivership certificate(4) 3,000,000 shares Class A convertible preferred stock	$50	50 —	50 —
			Warrants to buy 15,000 shares of common stock at $0.60 per share through March 17, 2013		—	—
			Warrants to buy 1,434,149 shares of common stock at $0.60 per share through August 16, 2010, warrant terms subject to change		—	—

					50	50
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—
RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	595
Total Affiliate Investments (represents 3.1% of total investments at fair value)					$8,973	$1,310

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

March 31, 2010

(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(2)(3)	$3,658	$3,658	$3,658
Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(2)(3)	3,193	3,193	3,193
London Bridge Entertainment Partners Ltd London UK	Entertainment and leisure	August 2008	18% promissory note(2)(3)	2,761	2,761	2,761
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock 38,750 Class C shares preferred stock		1,795 —	— —
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—

					1,795	—
Trulite, Inc. El Dorado Hills, CA	Alternative energy	August 2008	18% promissory note(2) (3) Warrants to buy 8,934,211 shares of common stock ranging from $0.01 - $0.38 per share through November 2015	2,307	2,307 —	2,307 —

					2,307	2,307
Total Non-Affiliate Investments (represents 28.4% of total investments at fair value)					$13,714	$11,919
Total Investments					$57,881	$41,955

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities, accrual to maturity or through accretion of original issue discount.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

March 31, 2010

(Unaudited)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 77.1% of the total value of the investments in portfolio companies as of March 31, 2010.

The Fund’s investments in portfolio securities consist of the following types of securities as of March 31, 2010 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$32,798	$25,816	51.5%
Limited liability company investments	8,488	8,652	17.3%
Common stock	6,800	6,822	13.6%
Preferred stock	9,795	659	1.3%
Options and warrants	—	6	0.0%

Total	$57,881	$41,955	83.7%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $9.6 million provide that all or a portion of interest is paid in kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of the secured and subordinated debt, cash payments of interest are currently being received and/or accrued on notes aggregating $13.1 million in fair value, while notes totaling $3.1 million are non-income producing.

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2010 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Entertainment and leisure	$12,690	25.4%
Business products and services	12,524	25.0%
Shipping products and services	8,174	16.3%
Media	5,000	10.0%
Alternative energy	2,972	5.9%
Healthcare	595	1.1%

Total	$41,955	83.7%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2009

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(amounts in thousands)
Control Investments: Majority-owned(5):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$5,000	$5,000
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%) 8% promissory notes(4)	$10,010	65 10,010	— 3,151

					10,075	3,151
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock 12% promissory notes(2)	3,250	5,080 3,250	4,256 3,250

					8,330	7,506
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest 16% subordinated promissory note(2)(3)	1,690	2,850 1,690	3,208 1,690

					4,540	4,898
Total Control Investments: Majority-owned (represents 48.5% of total investments at fair value)					$27,945	$20,555
Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock 7% promissory note(1)(2)	$6,000	$1,370 6,000	$2,174 6,000

					7,370	8,174
Total Control Investments: Non-majority Owned (represents 19.3% of total investments at fair value)					$7,370	$8,174
Total Control Investments: (represents 67.8% of total investments at fair value)					$35,315	$28,729
Affiliate Investments(7):
Infinia Corporation	Alternative energy	June 2007	1,151,800 shares preferred stock		$8,000	$1,479
Kennewick, WA			Option to purchase 16,000 shares common stock at $6.50 per share through December 19, 2012		—	11

					8,000	1,490
Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	8% receivership certificate(4)	50	50	25
			3,000,000 shares Class A convertible preferred stock		—	—
			Warrants to buy 15,000 shares of common stock at $0.60 per share through March 17, 2013		—	—
			Warrants to buy 1,434,149 shares of common stock at $0.60 per share through August 16, 2012, warrant terms subject to change		—	—

					50	25
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—
RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	613
Total Affiliate Investments (represents 5.0% of total investments at fair value)					$8,973	$2,128

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2009 – (Continued)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(amounts in thousands)
Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(2)(3)	$3,587	$3,587	$3,587
Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(2)(3)	3,153	3,153	3,153
London Bridge Entertainment Partners Ltd London UK	Entertainment and leisure	August 2008	18% promissory note(2)(3)	2,707	2,707	2,707
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,796	—
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—

					1,796
Trulite, Inc. El Dorado Hills, CA	Alternative energy	August 2008	18% promissory note(2)(3)	2,107	2,107 —	2,107 —
			Warrants to buy 6,934,211 shares of common stock ranging from at $0.01 - $0.38 per share through November 2015		—	—

					2,107	2,107
Total Non-Affiliate Investments (represents 27.2% of total investments at fair value)					$13,350	$11,554
Total Investments					$57,638	$42,411

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities, accrual to maturity or through accretion of original issue discount.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.

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

The Fund’s investments in portfolio securities consist of the following types of securities at December 31, 2009 (in thousands):

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

March 31, 2010 AND 2009

(Unaudited)

(1) Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (the “Fund,” “EQS”), formerly Equus II Incorporated, a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. The shares of the Fund trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, shareholders of the Fund approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or organically. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund also invests in debt financing with the objective of generating regular interest income back to the Fund. Debt financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. The Fund elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). With shareholder approval on June 30, 2005, the Fund entered into a new investment advisory agreement with Moore Clayton Capital Advisors, Inc. (the “Adviser”). Prior to this agreement, the Fund’s adviser was Equus Capital Management Corporation. On June 12, 2009, the Fund and its Board of Directors announced plans to “internalize” Fund management. The Fund’s investment advisory agreement with the Adviser terminated on June 30, 2009. The Fund now directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2009, as filed with the Security and Exchange Commission (“SEC”). Certain prior period information has been reclassified to conform to current year presentation.

(2) Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through March 31, 2011.

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

Cash and Temporary Investments—As of March 31, 2010, the Fund had cash and temporary cash investments of $5.7 million. The Fund had $42.0 million of its net assets of $50.2 million invested in portfolio securities. Restricted assets totaled $21.2 million, of which $21.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.2 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on April 1, 2010.

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

Dividends— On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. The Fund will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Revolving Line of Credit Agreement— Effective February 15, 2010, the Fund modified and extended its revolving line of credit agreement (the “Credit Facility”) with Amegy Bank of Texas. The Credit Facility was reduced to $5.0 million from $7.5 million and the maturity was extended to July 2011. The line of credit is intended to enable the Fund to make follow-on investments, when necessary. The Fund can borrow up to $5.0 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of the higher of (a) the Federal Funds Rate plus  1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Lender as its “prime rate”. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities. It contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates all of which the Fund is in compliance as of March 31, 2010. To date, the Fund has not borrowed any amounts under the Credit Facility.

Investment Commitments—As of March 31, 2010, the Fund had no outstanding commitments to its portfolio company investments.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Investments—As of March 31, 2010 and December 31, 2009, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and the Fund’s stockholders.

As of March 31, 2010, the Fund borrowed $21.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $21.2 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on April 1, 2010.

As of December 31, 2009, the Fund borrowed $30.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $30.3 million. The U.S Treasury bills were sold on January 4, 2010 and the total amount borrowed was repaid at that time.

Certain Risks and Uncertainties— Economic conditions during 2009 and 2008 and market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during 2009 the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook during 2009 to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2010 operating requirements.

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

Privately-held portfolio securities—The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the estimated values arrived at by the Fund’s board of directors may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $42.0 million and $42.4 million as of March 31, 2010 and December 31, 2009, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of March 31, 2010 and December 31, 2009.

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

Payment in Kind Interest—The Fund has loans in its portfolio that may pay payment in kind (“PIK”) interest. The Fund adds PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain its status as a RIC, the Fund must pay out to stockholders this non-cash source of income in the form of dividends even if it has not yet collected any cash in respect of such investments.

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

Fair Value Measurement —In September 2006, the Financial Accounting Standard Board (FASB) issued guidance regarding Fair Value Measurements which defined fair value, establishes a framework for measuring fair value, outlined a fair value hierarchy based on inputs used to measure fair value and enhanced disclosure requirements for fair value measurements. The guidance did not change existing guidance as to whether an instrument is carried at fair value. The Fund adopted changes issued by the FASB to fair value disclosures of financial instruments which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

As of March 31, 2010, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of March 31, 2010
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$28,726	$—	$—	$28,726
Affiliate investments	1,310	—	—	1,310
Non-Affiliate investments	11,919	—	—	11,919

Total assets reported at fair value	$41,955	$—	$—	$41,955

		Fair Value Measurements As of December 31, 2009
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$28,729	$—	$—	$28,729
Affiliate investments	2,128	—	—	2,128
Non-Affiliate investments	11,554	—	—	11,554

Total assets reported at fair value	$42,411	$—	$—	$42,411

The following table provides a reconciliation of fair value changes during the three months ending March 31, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2009	$28,729	$2,128	$11,554	$42,411
Total realized losses	—	—	—	—
Change in unrealized appreciation (depreciation)	119	(818)	—	(699)
Purchases, issuances and settlements, net	(122)	—	365	243

Fair value as of March 31, 2010	$28,726	$1,310	$11,919	$41,955

The following table provides a reconciliation of fair value changes during the three months ending March 31, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2008	$36,885	$20,974	$10,135	$67,994
Change in unrealized appreciation	(505)	1,479	—	974
Purchases, issuances and settlements, net	350	320	332	1,002

Fair value as of March 31, 2009	$36,730	$22,773	$10,467	$69,970

Reclassification—Certain amounts for the three months ended March 31, 2009 have been reclassified in the comparative financial statements to be comparable to the presentation in the three months ended March 31, 2010. These reclassifications had no effect on net assets, net income or cash flows from operating activities.

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

(5) Dividends

On February 27, 2009, the Fund announced the declaration of a first quarter dividend of $0.1075 per share. The Fund issued 296,528 additional shares of its common stock at an effective price of $3.10 per share and paid $2,000 in cash for fractional shares. This dividend was 100% qualified and classified as 21% ordinary income and 79% return of capital.

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

(6) Portfolio Securities

During the three months ended March 31, 2010, the Fund had investment activity of $0.4 million in several follow-on investments, including $0.2 million in the form of accrued interest and dividends received in the form of paid-in-kind (PIK).

The following table includes significant investment activity during the quarter ended March 31, 2010 (in thousands):

	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
TruLite, Inc.	$—	$—	$200	$—	$200
1848 Capital Partners LLC	—	—	—	71	71
London Bridge Entertainment Partners Ltd	—	—	—	54	54
Big Apple Entertainment Partners LLC	—	—	—	40	40

	$—	$—	$200	$165	$365

Net unrealized depreciation on investments increased by $0.7 million during the three months ended March 31, 2010, to a net unrealized depreciation of $15.9 million. Such increase in depreciation resulted primarily from decrease in estimated fair market value of Infinia Corporation of ($0.8) million, Riptide Entertainment LLC of ($0.1) million and Spectrum Management, LLC of ($0.2) million, resulting from declining sales and trailing operations for the period. These decreases in estimated fair market value were partially offset by the increase in fair market value of Sovereign Business Forms, Inc. of $0.4 million, resulting from an increase in operations.

During the three months ended March 31, 2009, the Fund had investment activity of $1.0 million in several portfolio companies, including $0.3 million in the form of accrued interest and dividends received in the form of paid-in-kind (PIK).

The following table includes significant investment activity during the quarter ended March 31, 2009 (in thousands):

	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-on	PIK	Total
Riptide Entertainment, LLC	$—	$—	$350	$—	$350
Nickent Golf, Inc.	—	—	320	—	320
1848 Capital Partners LLC	—	—	—	244	244
London Bridge Entertainment Partners Ltd	—	—	—	50	50
Big Apple Entertainment Partners LLC	—	—	—	38	38

			$670	$332	$1,002

Net unrealized depreciation on investments decreased by $1.1 million during the three months ended March 31, 2009, from a net unrealized depreciation of $3.0 million to a net unrealized depreciation of $1.9 million. Such decrease in depreciation resulted primarily from increase in estimated fair market value of Infinia Corporation of $1.8 million and Spectrum Management, Inc. of $0.9 million, resulting from an increase in operations for the period. These increases were partially offset by the decrease in fair market value of Sovereign Business Forms, Inc. of ($0.5) million and ConGlobal Industries Holdings, Inc. of $(0.9) million, resulting from declining sales and trailing operations.

(9) Recent Accounting Pronouncements

Effective January 1, 2010, the Fund adopted changes issued by the FASB to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this standard had no impact on our financial position and results of operations.

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Fund beginning January 1, 2011. Other than the additional disclosure requirements, the Fund does not anticipate that the adoption of this standard will have a material effect on our financial position and results of operations

(10) Subsequent Events

Management performed an evaluation of the Fund’s events and transactions through the date the financial statements were available to be issued, noting the following subsequent events:

On April 1, 2010, the Fund sold U.S. Treasury bills for $21.0 million and repaid the margin loan.

On April 30, 2010, the Fund received $0.02 million from Sovereign Business Forms, Inc. in the form of a principal payment.

On May 12, 2010, the Fund held its annual meeting of shareholders. The purpose of the meeting was to elect nine directors and to ratify the appointment of UHY LLP as the Fund’s independent auditor for fiscal year ending December 31, 2010. As of the filing of this Form 10-Q, the meeting results had not yet been certified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund did not make any new investments other than follow-on investments during the three months ended March 31, 2010 and March 31, 2009.

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

The Fund derives its cash flow from interest and dividends received and sales of securities from its investment portfolio. The Fund pays certain general and administrative fees and interest expense on its existing debt. The Fund also spends its cash on new investments, or follow-on investments which may be required by certain portfolio companies. Because the investments are illiquid, the Fund utilizes leverage to provide the required funds, and the leverage is then repaid from the sale of portfolio securities.

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

Privately-held portfolio securities—The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the estimated values arrived at by the Fund’s board of directors may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $42.0 million and $42.4 million as of March 31, 2010 and December 31, 2009, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of March 31, 2010 and December 31, 2009.

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

Payment in Kind Interest

The Fund has loans in its portfolio that may pay payment in kind (“PIK”) interest. The Fund adds PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain its status as a RIC, the Fund must pay out to stockholders this non-cash source of income in the form of dividends even if it has not yet collected any cash in respect of such investments.

Current Market Conditions

Since late 2007, the state of the economy in the U.S. remained in a recession as consumer confidence deteriorated and unemployment indices increased. Banks and other financial service companies continued to experience difficulties as the extending of credit suffered its largest single year decline during 2009 since the World War II era. Loan delinquency rates are at 26 year highs and bank failures increased and the threat of continued failures remains as concerns regarding commercial real estate have weighed on the financial industry. Stock market returns were stronger as the S&P 500 improved approximately 23% during the year ended December 31, 2009, despite reaching a 12 year low in the first quarter of 2009. Merger and acquisition activity was at its lowest level since 2004. In recent months, certain economic indicators have shown modest improvements.

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

Consistent with other companies in the financial services sector, the Fund’s performance has been adversely affected. Between March 31, 2010 and March 31, 2009, the net asset value of the Fund declined from $8.96 per share to $5.66 per share. The Fund’s common stock is trading at a 50% discount.

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

Liquidity and Capital Resources

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the three months ended March 31, 2010 and 2009, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Management is currently evaluating the impact of current market conditions on its portfolio company valuations and their ability to provide current income. Management has followed valuation techniques in a consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. The Fund has access to a $5.0 million revolving line of credit facility with Amegy Bank. The Fund has not yet borrowed under this facility. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $0.05 and $0.1 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The decrease in net investment loss generated at March 31, 2010 compared to March 31, 2009 is due primarily to the decrease in total investment income offset by a greater decrease in total expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Total income from portfolio securities was $0.8 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively.

Interest from temporary cash investments decreased from $0.02 million for the three months ended March 31, 2009 to $0.004 million for the three months ended March 31, 2010. The cash in temporary investments (excluding the margin account) decreased $2.0 million from $7.3 million as of March 31, 2009 to $5.3 million as of March 31, 2010, primarily due to the increase in follow-on investments along with operating expenditures.

The former Adviser received management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $0.4 million for the three months ended March 31, 2009. The Fund also reimbursed the former Administrator, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements do not exceed $450,000 per year. The former Administrator received $0.1 million for the three months ended March 31, 2009.

Compensation expenses were $0.3 million for the three months ended March 31, 2010. General and administrative fees were $0.04 million for the three months ended March 31, 2010. As a result of the internalization management, the Fund assumed these obligations directly beginning July 1, 2009.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2010, the Fund realized net capital loss of $0.004 million from the sale of U.S. Treasury Bills.

During the three months ended March 31, 2009, the Fund realized net capital loss of $0.02 million from the sale of U.S. Treasury Bills.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $0.7 million during the three months ended March 31, 2010, to a net unrealized depreciation of $15.9 million. Such increase in depreciation resulted primarily from decrease in estimated fair market value of Infinia Corporation, Riptide Entertainment LLC and Spectrum Management, LLC, resulting from declining sales and trailing operations for the period. These decreases in estimated fair market value were partially offset by the increase in fair market value of Sovereign Business Forms, Inc., resulting from an increase in operations.

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

Dividends

On February 27, 2009, the Fund announced the declaration of a first quarter dividend of $0.1075 per share. The Fund issued 296,528 additional shares of its common stock at an effective price of $3.10 per share and paid $2,000 in cash for fractional shares. This dividend was 100% qualified and classified as 21% ordinary income and 79% return of capital.

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

Portfolio Investments

The following table includes significant investment activity during the quarter ended March 31, 2010 (in thousands):

	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-on	PIK	Total
TruLite, Inc.	$—	$—	$200	$—	$200
1848 Capital Partners LLC	—	—	—	71	71
London Bridge Entertainment Partners Ltd	—	—	—	54	54
Big Apple Entertainment Partners LLC	—	—	—	40	40

	$—	$—	$200	$165	$365

The following table includes significant investment activity during the quarter ended March 31, 2009 (in thousands):

	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-on	PIK	Total
Riptide Entertainment, LLC	$—	$—	$350	$—	$350
Nickent Golf, Inc.	—	—	320	—	320
1848 Capital Partners LLC	—	—	—	244	244
London Bridge Entertainment Partners Ltd	—	—	—	50	50
Big Apple Entertainment Partners LLC	—	—	—	38	38

			$670	$332	$1,002

Item 1A.	Risk Factors

There have been no material changes in the Fund’s risk factors from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Shipping Products and Services includes one portfolio companies and was 16.3% of the net asset value and 19.5% of the Fund’s investments in portfolio company securities (at fair value) at March 31, 2010. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

Item 4.	Controls and Procedures

The Fund maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Fund’s management, including its Chief Investment Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Fund’s management, with the participation of the Fund’s Chief Investment Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based on their evaluation, the Fund’s Chief Investment Officer (Principal Executive Officer) and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 5.	Legal Proceedings

On June 30, 2009, the Fund received a “Wells” notice from the staff of the Securities and Exchange Commission (“SEC”). Based on discussions with the SEC staff, the Fund believes that the issues the staff intends to pursue relate to a one-time administrative fee that the Fund paid in 2005 and the compensation of a certain Fund officer during approximately the same time period. The Wells notice notified the Fund that the staff intends to recommend that the SEC bring a civil action against the Fund for possible violations of the securities laws. The Fund has been cooperating with the SEC in this inquiry. In accordance with SEC procedures, the Fund has presented its perspective on these issues to the staff. The SEC has not made a formal decision regarding an enforcement proceeding. The Fund also understands that three persons (two of whom are formerly associated with the Fund and the Fund’s Former Adviser) received similar Wells notices relating to the 2005 activity. The Fund understands that these individuals also will have an opportunity to present their perspectives on these issues before any formal decision is made on enforcement proceedings.

On April 26, 2010, the SEC also subpoenaed records of the Fund in connection with certain trades in the Fund’s shares by SPQR Capital LLP, SAE Capital, Ltd., Versatile Systems, Inc., Mobiquity Investments, Ltd., and anyone associated with those entities. The Fund is fully cooperating with the SEC’s request.

From time to time, the Fund is also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations.

Item 6.	Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(g).1	Revolving Credit Note between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

(g).2	First Extension and Modification Agreement between the Fund and Amegy Bank National Associated dated February 15, 2010. [Filed herewith.]

(h)	Pledge and Security Agreement between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Principal Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Principal Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: May 17, 2010	/s/ Jay Brown
Jay Brown
Chief Investment Officer