Form 10-Q
period 2010-06-30
EQUUS TOTAL RETURN, INC.
filed 2010-08-13
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

There were 8,861,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 12, 2010.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2010	December 31, 2009
(in thousands, except per share amounts)	(Unaudited)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $34,173 and $35,315 respectively)	$21,412	$28,729
Affiliate investments (cost at $923 and $8,973 respectively)	633	2,128
Non-affiliate investments (cost at $19,575 and $13,350 respectively)	5,070	11,554

Total investments in portfolio securities at fair value	27,115	42,411
Restricted cash & temporary investments	19,190	30,299
Cash	3,426	535
Temporary cash investments	4,727	5,510
Accounts receivable and other	47	47
Accrued interest receivable due from portfolio companies	2,571	2,205

Total assets	$57,076	$81,007

Liabilities and net assets
Liabilities:
Accounts payable and accrued liabilities	$118	$107
Accounts payable - related parties	70	—
Borrowing under margin account	19,000	29,999

Total liabilities	19,188	30,106

Commitments and contingencies
Net assets:
Preferred stock, $.001 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 50,000 shares authorized, 8,862 shares outstanding	9	9
Additional paid-in capital	70,599	70,604
Undistributed net investment losses	(5,164)	(4,485)
Unrealized depreciation of portfolio securities, net	(27,556)	(15,227)

Total net assets	$37,888	$50,901

Net assets per share	$4.28	$5.74

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
(in thousands, except per share amounts)	2010	2009
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$273	$241
Affiliate investments	13	(1)
Non-affiliate investments	538	461

Total interest and dividend income	824	701
Interest from temporary cash investments	3	14

Total investment income	827	715
Expenses:
Management fee	—	352
Administrative fees	—	113
Compensation expense	201	—
Professional fees	833	293
Director fees and expenses	113	140
Mailing, printing and other expenses	251	72
General and administrative expense	46	—
Interest expense	15	11
Taxes	—	23

Total expenses	1,459	1,004

Net investment income (loss)	(632)	(289)
Net realized gain (loss) on portfolio securities:
Temporary cash investments	(1)	(8)

Total net realized gain (loss) on portfolio securities	(1)	(8)
Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(27,556)	(8,043)
Beginning of period	(15,926)	(1,941)

Net change in unrealized appreciation (depreciation) of portfolio securities	(11,630)	(6,102)

Net increase (decrease) in net assets resulting from operations	$(12,263)	$(6,399)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(1.38)	$(0.72)

Weighted average shares outstanding, in thousands
Basic and diluted	8,862	8,862

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,
(in thousands, except per share amounts)	2010	2009
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$577	$522
Affiliate investments	26	24
Non-affiliate investments	1,068	1,009

Total interest and dividend income	1,671	1,585
Interest from temporary cash investments	7	35

Total investment income	1,678	1,620
Expenses:
Management fee	—	714
Administrative fees	—	226
Compensation expense	549	—
Professional fees	1,177	639
Director fees and expenses	213	245
Mailing, printing and other expenses	280	160
General and administrative expense	90	—
Interest expense	24	22
Taxes	24	30

Total expenses	2,357	2,036

Net investment income (loss)	(679)	(416)
Net realized gain (loss) on portfolio securities:
Temporary cash investments	(5)	(32)

Total net realized gain (loss) on portfolio securities	(5)	(32)
Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(27,556)	(8,043)
Beginning of period	(15,227)	(3,055)

Net change in unrealized appreciation (depreciation) of portfolio securities	(12,329)	(4,988)

Net increase (decrease) in net assets resulting from operations	$(13,013)	$(5,436)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(1.46)	$(0.62)

Weighted average shares outstanding, in thousands
Basic and diluted	8,862	8,717

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
Net increase (decrease) in net assets resulting from operations	(13,013)	(5,436)
Capital share transactions:
Dividend declared	—	(921)
Shares issued in dividend	—	919

Net increase (decrease) in net assets resulting from capital share transactions	—	(2)

Increase (decrease) in net assets	(13,013)	(5,438)
Net assets at beginning of period	50,901	78,435

Net assets at end of period	$37,888	$72,997

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$(13,013)	$(5,436)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	5	32
Net change in unrealized (appreciation) depreciation of portfolio securities	12,329	4,988
Changes in operating assets and liabilities:
Purchase of portfolio securities	(200)	(720)
Principal payments received from portfolio securities	3,500	142
Sales (purchases) of restricted temporary cash investments	11,104	3,936
(Increase) decrease in accounts receivable and other	—	(20)
Increase in accrued interest receivable due from portfolio securities	(699)	(708)
Increase (decrease) in accounts payable and accrued liabilities	11	(110)
Increase in accounts payable - related parties	70	—
Decrease in due to adviser	—	(103)

Net cash provided by (used in) operating activities	13,107	2,001
Cash flows from financing activities:
Borrowings under margin account	39,999	83,040
Repayments under margin account	(50,998)	(86,968)
Dividends paid	—	(2)

Net cash provided by (used in) financing activities	(10,999)	(3,930)

Net decrease in cash and cash equivalents	2,108	(1,929)
Cash and cash equivalents at beginning of period	6,045	8,656

Cash and cash equivalents at end of period	$8,153	$6,727

Non-cash operating and financing activities:
Shares issued in lieu of cash dividend	$—	$919

Accrued interest or dividends exchanged for portfolio securities	$333	$489

Supplemental disclosure of cash flow information:
Interest paid	$7	$41

Income taxes paid	$24	$17

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six months ended June 30,
	2010	2009
Investment income	$0.19	$0.19
Expenses	(0.26)	(0.23)

Net investment income (loss)	(0.07)	(0.04)
Net realized gain (loss) on portfolio securities	—	—
Net change in unrealized appreciation (depreciation) of portfolio securities	(1.39)	(0.57)

Net increase (decrease) in net assets resulting from operations	(1.46)	(0.61)
Capital transactions:
Dividend declared	—	(0.11)
Dilutive effect of shares issued in common stock dividend	—	(0.20)

Decrease in net assets resulting from capital transactions	—	(0.31)

Net increase (decrease) in net assets	(1.46)	(0.92)
Net assets at beginning of period	5.74	9.16

Net assets at end of period, basic and diluted	$4.28	$8.24

Weighted average number of shares outstanding during period (in thousands)	8,862	8,717
Market value per share at end of period	$2.68	$3.23
Selected ratios:
Ratio of expenses to average net assets	5.31%	2.69%
Ratio of net investment gain (loss) to average net assets	(1.53)%	(0.55)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(29.31)%	(7.18)%
Total return on market price*	(16.25)%	(22.33)%

*	Adjusted for dividends and can be calculated as the current market value plus year-to-date dividends declared less the beginning market value, divided by the beginning market value. There were no dividends paid in the six months ending June 30, 2010.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

JUNE 30, 2010

(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(in thousands)
Control investments: Majority-owned (5):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$4,000	$1,680
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%) 8% promissory notes (4)	$10,010	65 10,010	— 181

					10,075	181
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.66% / 55.00% Fully Diluted)		5,080	4,547
			12% promissory notes (2)	3,108	3,108	3,108

					8,188	7,655
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest (79%) 16% subordinated promissory note (2)(3)	1,690	2,850 1,690	2,892 1,690

					4,540	4,582
Total Control investments: Majority-owned (represents 52.0% of total investments at fair value)					$26,803	$14,098
Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (32.22%) 7% promissory note (2)	6,000	$1,370 6,000	$1,314 6,000

					7,370	7,314
Total Control Investments: Non-majority Owned (represents 27.0% of total investments at fair value)					$7,370	$7,314
Total Control Investments: (represents 79.0% of total investments at fair value)					$34,173	$21,412
Affiliate Investments(7):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (20% / 18.70% Fully Diluted)		350	50
RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.20%)		573	583
Total Affiliate Investments (represents 2.3% of total investments at fair value)					$923	$633

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

JUNE 30, 2010

(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(in thousands)
Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note (2)(3)	$3,731	$3,731	$1,334
Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note (2)(3)	3,233	3,233	3,233
Infinia Corporation	Alternative energy	June 2007	115,180 shares preferred stock (1.02%/0.79% Fully Diluted)		8,000	—
Kennewick, WA			Option to purchase 16,000 shares of common stock at $6.50 per share through December 19, 2012		—	—

					8,000	—
London Bridge Entertainment Partners Ltd London UK	Entertainment and leisure	August 2008	18% promissory note (2)(3)	2,816	2,816	303
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock 38,750 Class C shares preferred stock		1,795 —	97 —
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—

					1,795	97
Trulite, Inc. El Dorado Hills, CA	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock through at $0.01 - $0.38 per share through November 2015		—	103
Total Non-Affiliate Investments (represents 18.7% of total investments at fair value)					$19,575	$5,070
Total Investments					$54,671	$27,115

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities, accrual to maturity or through accretion of original issue discount.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 25% but not more than 50% of the voting securities of the company.
(7)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

JUNE 30, 2010

(Unaudited)

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested. The Fund provides significant managerial assistance to portfolio companies that comprise 82.0% of the total value of the investments in portfolio companies as of June 30, 2010.

The Fund’s investments in portfolio securities consist of the following types of securities as of June 30, 2010 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$30,588	$15,849	41.8%
Common stock	6,800	5,911	15.6%
Limited liability company investments	7,488	5,155	13.6%
Options and warrants	—	103	0.3%
Preferred stock	9,795	97	0.3%

Total	$54,671	$27,115	71.6%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $4.9 million provide that all or a portion of interest is paid in kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of the secured and subordinated debt, cash payments of interest are currently being received and/or accrued on notes aggregating $10.7 million in fair value, while notes totaling $0.2 million are non-income producing.

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2010 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets

Business products and services	$12,334	32.6%
Shipping products and services	7,364	19.4%
Entertainment and leisure	5,051	13.4%
Media	1,680	4.4%
Healthcare	583	1.5%
Alternative energy	103	0.3%

Total	$27,115	71.6%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES

DECEMBER 31, 2009

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(in thousands)
Control Investments: Majority-owned(5):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$5,000	$5,000
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%) 8% promissory notes(4)	$10,010	65 10,010	— 3,151

					10,075	3,151
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock 12% promissory notes(2)	3,250	5,080 3,250	4,256 3,250

					8,330	7,506
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest 16% subordinated promissory note(2)(3)	1,690	2,850 1,690	3,208 1,690

					4,540	4,898
Total Control Investments: Majority-owned (represents 48.5% of total investments at fair value)					$27,945	$20,555
Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock 7% promissory note(2)	$6,000	$1,370 6,000	$2,174 6,000

					7,370	8,174
Total Control Investments: Non-majority Owned (represents 19.3% of total investments at fair value)					$7,370	$8,174
Total Control Investments: (represents 67.8% of total investments at fair value)					$35,315	$28,729
Affiliate Investments(7):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	1,151,800 shares preferred stock Option to purchase 16,000 shares common stock at $6.50 per share through December 19, 2012		$8,000 —	$1,479 11

					8,000	1,490
Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	8% receivership certificate(4)	50	50	25
			3,000,000 shares Class A convertible preferred stock		—	—
			Warrants to buy 15,000 shares of common stock at $0.60 per share through March 17, 2013		—	—
			Warrants to buy 1,434,149 shares of common stock at $0.60 per share through August 16, 2012, warrant terms subject to change		—	—

					50	25
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—
RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	613
Total Affiliate Investments (represents 5.0% of total investments at fair value)					$8,973	$2,128

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF PORTFOLIO SECURITIES – (Continued)

DECEMBER 31, 2009

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(in thousands)
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

JUNE 30, 2010 AND 2009

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

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or organically. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund also invests in debt financing with the objective of generating regular interest income back to the Fund. Debt financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. The Fund elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). Prior to July 1, 2009, the Fund was externally managed pursuant to an investment advisory agreement and also received certain administrative services from an external administrator. Effective June 30, 2009, these arrangements were terminated. Since July 1, 2009, the Fund has directly employed its management team and has directly incurred the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2009, as filed with the Security and Exchange Commission (“SEC”). Certain prior period information has been reclassified to conform to current year presentation.

(2) Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through June 30, 2011.

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

Cash and Temporary Investments—As of June 30, 2010, the Fund had cash and temporary cash investments of $8.2 million. The Fund had $27.1 million of its net assets of $37.9 million invested in portfolio securities. Restricted assets totaled $19.2 million, of which $19.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.2 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on July 1, 2010.

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

Revolving Line of Credit Agreement—Effective February 15, 2010, the Fund modified and extended its revolving line of credit agreement (the “Credit Facility”) with Amegy Bank of Texas. The Credit Facility was reduced to $5.0 million from $7.5 million and the maturity was extended to July 2011. The line of credit is intended to enable the Fund to make follow-on investments, when necessary. The Fund can borrow up to $5.0 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of the higher of (a) the Federal Funds Rate plus  1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Lender as its “prime rate”. The Credit Facility is secured by substantially all of the Fund’s portfolio assets and securities. It contains certain restrictive covenants, including, but not limited to, a requirement that the Fund’s net asset value not fall below $40 million. At June 30, 2010, the Fund’s net asset value was $37.9 million. Accordingly, the Fund is not eligible to draw upon the line of credit. To date, the Fund has not borrowed any amounts under the Credit Facility.

Investment Commitments—As of June 30, 2010, the Fund had no outstanding commitment to its portfolio company investments

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Investments—As of June 30, 2010 and December 31, 2009, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to the Fund and the its stockholders.

As of June 30, 2010, the Fund borrowed $19.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $19.2 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on July 1, 2010.

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

Certain Risks and Uncertainties—Economic conditions during 2009 and 2008 and market dislocations resulted in the availability of debt and equity capital declining significantly and has had a continuing impact through the first half of 2010. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during 2010 the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook during 2009 and 2010 to provide necessary liquidity included the termination of certain follow-on investment commitments, monetizations, the suspension of dividends and the internalization of management. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2010 operating requirements.

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

Privately-held portfolio securities—The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the estimated values arrived at by the Fund may differ materially from amounts actually received upon the disposition of portfolio securities.

Generally, cost is the primary factor used to determine fair value until significant developments affecting the portfolio company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Appraised values are determined quarterly by management, subject to the approval of the Board of Directors.

Most of the Fund’s common equity investments of privately held companies are appraised either at a multiple of earnings before interest, taxes, depreciation and amoritization (“EBITDA”) generated by the company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock, utilizing a discounted cash flow model which incorporates projected future cash flows of the company, or alternative methodology including the Black-Scholes Option Pricing Model. Projections of current year and future period cash flows may be utilized and adjustments for non-recurring items are considered. EBITDA multiples and discount rates utilized are estimated based on current market conditions and past experience in the private company marketplace, and are necessarily subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable. In addition, if the valuation of a portfolio company deteriorates the Fund will perform a liquidation analysis of the assets when applicable to determine fair value.

The Fund may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

For valuation purposes, the Fund uses the income approach to value its debt instruments. Since the Fund’s general intent is to hold its loans to maturity, the fair value will not exceed the cost of the investment. A change in the assumptions the Fund uses to estimate fair value of debt securities using the yield analysis could have a material impact on the determination of fair value. If credit quality deteriorates or a debt security is in workout status, the Fund may consider other factors in determining the fair value of the debt security, including the fair value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in an orderly or forced liquidation.

From time to time, portfolio companies will default on certain covenants in loan agreements. When management has a reasonable belief that the portfolio company will be able to restructure the loan agreements to adjust for any defaults, the portfolio company’s securities continue to be valued assuming that the company is a going concern. In the event a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness, is not successful in refinancing the debt upon its maturity; Fund management believes the credit quality of a loan has deteriorated from changes in the business, underlying asset or market conditions and the company may not have the ability to meet future obligations; or the investment may be reduced or eliminated through foreclosure on the portfolio company’s assets or the portfolio company’s reorganization or bankruptcy; the Fund may consider alternative methodology in determining the fair value of the debt security. These methodologies include the fair value attributable to the debt security from the enterprise value of the portfolio company or an asset based approach including an analysis of the possible proceeds received in an orderly or forced liquidation.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $27.1 million and $42.4 million as of June 30, 2010 and December 31, 2009, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of June 30, 2010 and December 31, 2009.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities, if applicable, and material changes in the value of its private securities, generally determined on a quarterly basis or as announced in a press release, and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

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

As of June 30, 2010, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of June 30, 2010
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$21,412	$—	$—	$21,412
Affiliate investments	633	—	—	633
Non-Affiliate investments	5,070	—	—	5,070

Total assets reported at fair value	$27,115	$—	$—	$27,115

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

The following table provides a reconciliation of fair value changes during the six months ending June 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2009	$28,729	$2,128	$11,554	$42,411
Total realized gains (losses)	—	—	—	—
Change in unrealized appreciation (depreciation)	(6,174)	(780)	(5,375)	(12,329)
Purchases, issuances and settlements, net	(1,143)	(50)	(1,774)	(2,967)
Change in control	—	(665)	665	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2010	$21,412	$633	$5,070	$27,115

The following table provides a reconciliation of fair value changes during the six months ending June 30, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2008	$36,885	$20,974	$10,135	$67,994
Total realized gains (losses)	—	—	—	—
Change in unrealized appreciation (depreciation)	(1,273)	(2,978)	(737)	(4,988)
Purchases, issuances and settlements, net	209	369	489	1,067
Transfers in (out) of Level 3	—	—	737	737

Fair value as of June 30, 2009	$35,821	$18,365	$10,624	$64,810

Reclassification —Certain amounts for the three and six months ended June 30, 2009 have been reclassified in the comparative financial statements to be comparable to the presentation in the three and six months ended June 30, 2010. These reclassifications had no effect on net assets, net income or cash flows from operating activities.

(4) Related Party Transactions and Agreements

The Fund had entered into an investment advisory agreement dated June 30, 2005 with Moore Clayton Capital Advisors, Inc., pursuant to which Moore Clayton Capital Advisors, Inc. (“MCCA”), provided investment advisory services in exchange for an advisory fee. The Fund also had entered into an administration agreement dated June 30, 2005 with Equus Capital Administration Company, Inc. (“ECAC”), pursuant to which ECAC provided administrative services in exchange for an administrative fee. The Fund’s Board of Directors terminated the advisory agreement and the administrative agreement effective June 30, 2009. The Fund is now “internally” managed. This means that the Fund directly employs its management team and incur the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered since June 30, 2009.

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $2,500 is paid to the Chairman of the Independent Directors and the Chairman of the Audit Committee. An annual fee of $15,000 is paid to the Chairman of the Board of Directors. In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund shall pay a rate of $250 per hour for services rendered ($0.02 million is included in Compensation expense in the June 30, 2010 Statements of Operations).

During the quarter ended June 30, 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. Mr. Kenneth I. Denos, Secretary of the Fund, holds a majority of the voting shares of A+ Filings. The Fund paid $4,000 for services rendered during the period.

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

(6) Portfolio Securities

During the six months ended June 30, 2010, the Fund received payment in full of a promissory note issued by Trulite, in the amount of $2.6 million, which included interest income of $0.3 million and received a distribution from Equity Media Development Company of $1.0 million. During the six months ended June 30, 2010, the Fund also had investment activity of $0.5 million in several follow-on investments, including $0.3 million in the form of accrued interest and dividends received in the form of paid-in-kind (PIK). The following table includes significant investment activity during the six months ended June 30, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
Trulite, Inc.	$—	$—	$200	$—	$200
1848 Capital Partners LLC	—	—	—	144	144
London Bridge Entertainment Partners Ltd	—	—	—	109	109
Big Apple Entertainment Partners LLC	—	—	—	80	80

	$—	$—	$200	$333	$533

Net unrealized depreciation on investments increased by $ 12.3 million during the six months ended June 30, 2010, to a net unrealized depreciation of $ 27.6 million. Such increase in depreciation resulted primarily from the following changes:

(i)	Decline in estimated fair market value of 1848 Capital Partners LLC (“1848”) of $2.4 million. The management of 1848 has indicated that the company will have to raise outside capital to repay the promissory note due to the Fund upon maturity in January 2011. Due to the uncertainty of the recoverability of the promissory note, the Fund determined that the fair value of the promissory note was impaired. The promissory note is personally guaranteed jointly and serverally by the principals of 1848, who also guarantee the Big Apple Entertainment Partners LLC and London Bridge Entertainment Partners Ltd promissory notes.

(ii)	Decline in fair market value of Equus Media Development Company, LLC (“EMDC”) of $2.3 million. In June, the Fund received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.7 million in cash and has a remaining funding commitment of $0.6 under its agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of its assets.

(iii)	Decline in fair market value of Infinia Corporation of $1.5 million. Infinia has informed the Fund of its significant capital and liquidity needs. Based on these factors, the nominal equity holdings of the Fund and the future potential dilution, the Fund has written down the investment to $0.

(iv)	Decline in fair market value of London Bridge Entertainment Partners Ltd (“London Bridge”) of $2.5 million. London Bridge has experienced a working capital shortfall and required an additional $0.6 million investment from the Fund in July 2010. Based on the current condition of London Bridge, the Fund determined the fair value of the loan was impaired. The loan is senior in liquidation preference and is guaranteed by the management principals, many of which guarantee the 1848 Capital Partners LLC and Big Apple Entertainment Partners LLC promissory notes.

(v)	Decline in fair market value of Riptide Entertainment, LLC (“Riptide”) of $3.0 million. Riptide owns subordinated debt interest in both Big Apple Entertainment Partners LLC and London Bridge directly and through derivative entities and equity directly in London Bridge. The Fund has determined the value of these investments to be impaired based on the operating results and liquidity concerns of both companies.

(vi)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $0.9 million. ConGlobal has experienced a decline in its storage business due to the increasing activity of shipping containers. While the activity has contributed to revenue through other services of the company, the contribution margin of these services is less than the storage revenue and has had a negative impact on its operating cash flow.

(vii)	Increase in fair market value of The Bradshaw Group of $0.1 million. The Bradshaw Group has seen an incremental increase in business activity during the past twelve months which has improved the value of the Fund’s equity holdings.

(viii)	Increase in fair market value of PalletOne, Inc. of $0.1 million. PalletOne, Inc. has continued to generate cash flows which have reduced debt levels. The Fund believes the performance of the company in recent years and its continued debt reduction initiatives has created value for its equity holdings.

(ix)	Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.3 million. Sovereign has continued to reduce its debt which has caused a corresponding increase to the value of the equity held by the Fund in Sovereign.

(x)	Increase in fair market value of Trulite, Inc. (“Trulite”) of $0.1 million. The Fund holds approximately nine million warrants in Trulite, many with a nominal exercise price. Based on Trulite’s recent equity raise and repayment of the Fund’s debt, the Fund determined the warrants have increased in value.

During the six months ended June 30, 2009, the Fund made follow-on investments of $1.2 million in several portfolio companies, including $0.5 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the six months ended June 30, 2009 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
Nickent Golf, Inc.	$—	$—	$370	$—	$370
Riptide Entertainment, LLC	—	—	350	—	350
1848 Capital Partners LLC	—	—	—	312	312
Big Apple Entertainment Partners LLC	—	—	—	76	76
London Bridge Entertainment Partners Ltd	—	—	—	101	101

	$—	$—	$720	$489	$1,209

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

(7) Recent Accounting Pronouncements

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

(8) Subsequent Events

Management performed an evaluation of the Fund’s events and transactions through the date the financial statements were available to be issued, noting the following subsequent events:

On July 1, 2010, the Fund sold U.S. Treasury bills for $19.0 million and repaid the margin loan.

On July 1, 2010, the Fund invested $0.6 million in London Bridge Entertainment Partners Ltd as a follow-on investment in the form of an 18% promissory note. The note was funded to assist London Bridge Entertainment Partners Ltd in meeting immediate working capital requirements and is due August 28, 2010. The $0.6 million note is senior to other debt and equity in liquidation preference, restricts the company from incurring any debt senior or equal in liquidation preference, prohibits payment to subordinated debt and equity, and is personally guaranteed by the individuals who control the management of the company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Equus Total Return, Inc. is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund did not make any new investments other than follow-on investments during the six months ended June 30, 2010 and June 30, 2009.

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

On June 12, 2009, the Fund and its Board of Directors announced plans to “internalize” Fund management. The Fund’s investment advisory agreement with MCCA was terminated June 30, 2009. The Fund now directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

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

Since the Fund is a closed-end business development company, stockholders do not have the right to present their shares to the Fund for redemption. Because the Fund shares continue to trade at a discount, the Board of Directors has determined that it would be in the best interest of the Fund’s stockholders for the Fund to be authorized to attempt to reduce or eliminate the market value discount from net asset value. Accordingly, from time to time the Fund may, but is not required to, repurchase its shares (including by means of tender offers) to attempt to reduce or eliminate the discount or to increase the net asset value of those shares.

Significant Developments

The Board and management continue to believe that current market conditions and recent portfolio performance dictate the need to pursue a different direction for the Fund and its shareholders. Accordingly, in addition to the writedowns described above, the following are key activities that occurred during the quarter:

(i)	Proxy Contest. The Fund’s 2010 nominated slate of directors was contested. In a successful attempt to support its slate, the Fund incurred expenses totaling $0.9 million for the six months ended June 30, 2010 and spent a substantial amount of time.

(ii)	Board of Directors Changes. On May 12, 2010, Equus shareholders elected four new members to the Fund’s board of directors, each of whom had no prior connection with the Fund. These four new individuals have sound finance and investment management backgrounds, execution and management expertise, access to deal flow across diverse industries around the world, and strength in global capital markets. Summary biographies of the Fund’s board of directors, including these newly elected directors, can be viewed at the Fund’s website at www.equuscap.com.

(iii)	Leadership Changes. On June 8, 2010, the Fund announced the appointment of John A. Hardy as its Executive Chairman, Robert L. Knauss as Non-Executive Chairman, and Fraser Atkinson as Chairman of the Fund’s audit committee. Mr. Hardy has had extensive experience in the insurance, finance and banking sectors, as well as international mergers and acquisitions. Mr. Knauss has significant public company and corporate governance experience covering the past 20 years, and was also the former Dean of the University of Houston and Vanderbilt law schools. Mr. Atkinson was a partner at KPMG, LLP for over 14 years, having left the firm in 2002 and was involved in both the technology and corporate finance sectors. Throughout his career he advised companies on over 300 financings.

(iv)	Collection from Trulite. On June 30, 2010, the Fund announced that it had received $2.6 million in cash from Trulite, Inc. (“Trulite”) as full payment of principal interest and collection costs owed pursuant to a promissory note issued by Trulite to the Fund in the principal amount of $2.3 million. The Fund retains certain warrants to acquire shares of Trulite stock that it received in connection with its initial investment in Trulite.

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

Privately-held portfolio securities—The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by the Board of Directors of the Fund. As a general principle, the current “fair value” of an investment would be the amount the Fund might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the estimated values arrived at by the Fund may differ materially from amounts actually received upon the disposition of portfolio securities.

Generally, cost is the primary factor used to determine fair value until significant developments affecting the portfolio company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Appraised values are determined quarterly by management, subject to the approval of the Board of Directors.

Most of the Fund’s common equity investments of privately held companies are appraised either at a multiple of EBITDA generated by the company in its most recent fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock, utilizing a discounted cash flow model which incorporates projected future cash flows of the company, or alternative methodology including the Black-Scholes Option Pricing Model. Projections of current year and future period cash flows may be utilized and adjustments for non-recurring items are considered. EBITDA multiples and discount rates utilized are estimated based on current market conditions and past experience in the private company marketplace, and are necessarily subjective in nature. In addition, the Fund will apply appropriate liquidity and other discounts to equity valuations where applicable.

The Fund may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

For valuation purposes, the Fund uses the income approach to value its debt instruments. Since the Fund’s general intent is to hold its loans to maturity, the fair value will not exceed the cost of the investment. A change in the assumptions the Fund uses to estimate fair value of debt securities using the yield analysis could have a material impact on the determination of fair value. If credit quality deteriorates or a debt security is in workout status, the Fund may consider other factors in determining the fair value of the debt security, including the fair value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would be received in an orderly or forced liquidation.

From time to time, portfolio companies will default on certain covenants in loan agreements. When management has a reasonable belief that the portfolio company will be able to restructure the loan agreements to adjust for any defaults, the portfolio company’s securities continue to be valued assuming that the company is a going concern. In the event a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on such indebtedness; is not successful in refinancing the debt upon its maturity; Fund management believes the credit quality of a loan has deteriorated from changes in the business, underlying asset or market conditions and the company may not have the ability to meet future obligations; or the investment may be reduced or eliminated through foreclosure on the portfolio company’s assets or the portfolio company’s reorganization or bankruptcy; the Fund may consider alternative methodology in determining the fair value of the debt security. These methodologies include the fair value attributable to the debt security from the enterprise value of the portfolio company or an asset based approach including an analysis of the possible proceeds received in an orderly or forced liquidation.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $27.1 million and $42.4 million as of June 30, 2010 and December 31, 2009, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of June 30, 2010 and December 31, 2009.

On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities, if applicable, and material changes in the value of its private securities, generally determined on a quarterly basis or as announced in a press release, and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

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

Current Market Conditions

Since late 2007, the state of the economy in the U.S. has been suffering from the effects of a recession and the recovery has been slow. Unemployment has remained high and consumer confidence has deteriorated. Banks and other financial service companies experienced difficulties as bank lending continues to be restrictive and future bank failures remain a concern. Beginning in 2009 economic conditions improved slightly as Gross Domestic Product (“GDP”) showed positive growth. In addition, equity and credit markets have experienced an increase in asset values, lower volatility and improving liquidity. Concerns regarding the extent of the recovery and its sustainability have increased uncertainty.

To the extent that recessionary conditions continue or worsen, the financial results of middle-market companies, like those in which we invest, will continue to experience deterioration, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults. Many of the companies in which we invest have experienced difficult operating environments and access to capital has been limited.

Consistent with other companies in the financial services sector, the Fund’s performance has been adversely affected. Between June 30, 2009 and June 30, 2010, the net asset value of the Fund declined from $8.24 per share to $4.28 per share. Based on the closing price of the Fund’s shares on June 30, 2010, the Fund’s common stock is trading at a 37.4% discount to its net asset value.

During 2009, the Fund executed a management internalization strategy initiated to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and enhance communication with shareholders. The Fund believes these actions continue to be necessary to protect capital and liquidity during this turbulent economic period in order to preserve and enhance shareholder value.

Liquidity and Capital Resources

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the six months ended June 30, 2010 and 2009, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Management is continually evaluating the impact of current market conditions on its portfolio company valuations and their ability to provide current income. Management has applied valuation techniques in a manner it believes is reasonable given the current market conditions. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $0.7 million and $0.4 million for the six months ended June 30, 2010 and June 30, 2009, respectively and $0.6 million and $0.3 million for the three months ended June 30, 2010 and June 30, 2009, respectively. The increase in net investment loss generated at June 30, 2010 compared to June 30, 2009 is due primarily to the increase in professional fees along with mailing and printing expenses associated with a proxy contest the Fund encountered in the second quarter. These increases were partially offset by the increase in total investment income for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Total income from portfolio securities remained relatively unchanged for the six months ended June 30, 2010 and June 30, 2009 respectively and the three months ended June 30, 2010 and June 30, 2009, respectively.

During the first six months of 2009, the Fund’s former investment adviser received management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $0.7 million for the six months ended June 30, 2009 and $0.4 million for the three months ended June 30, 2009. The Fund also reimbursed Equus Capital Administration Company, Inc. (“ECAC”) its former administrator, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Fund’s Administration Agreement with ECAC, provided that such reimbursements did not exceed $450,000 per year. ECAC received $0.2 million for the six months ended June 30, 2009 and $0.1 million for the three months ended June 30, 2009. As a result of the internalization management, the Fund assumed these obligations directly beginning July 1, 2009.

Professional fees increased to $1.2 million for the six months ended June 30, 2010 from $0.6 million for the six months ended June 30, 2009 and to $0.8 million for the three months ended June 30, 2010 from $0.3 million for the three months ended June 30, 2009. These increases were due to the increase in legal fees ($0.4 million) and solicitiation costs ($0.2 million) associated with the Fund’s annual shareholder meeting held in May 2010 and resulting proxy contest.

Compensation expense was $0.5 million for the six months ended June 30, 2010 and $0.2 million for the three months ended June 30, 2010, respectively. General and administrative fees were $0.1 for the six month ended June 30, 2010 and $0.05 million for the three months ended June 30, 2010. Before the internalization of management, there were no compensation and general and administrative fees.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2010, the Fund realized net capital losses of $0.005 million from the sale of U.S. Treasury Bills.

During the three months ended June 30, 2010, the Fund realized net capital losses of $0.002 million from the sale of U.S. Treasury Bills.

During the six months ended June 30, 2009, the Fund realized net capital losses of $0.03 million from the sale of U.S. Treasury Bills.

During the three months ended June 30, 2009, the Fund realized net capital losses of $0.01 million from the sale of U.S. Treasury Bills.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $12.3 million during the six months ended June 30, 2010, to a net unrealized depreciation of $27.6 million. The depreciation of portfolio securities resulted primarily from the following changes:

(i)	Decline in estimated fair market value of 1848 Capital Partners LLC (“1848”) of $2.4 million. The management of 1848 has indicated that the company will have to raise outside capital to repay the promissory note due to the Fund upon maturity in January 2011. Due to the uncertainty of the recoverability of the promissory note, the Fund determined that the fair value of the promissory note was impaired. The promissory note is personally guaranteed jointly and serverally by the principals of 1848, who also guarantee the Big Apple Entertainment Partners LLC and London Bridge Entertainment Partners Ltd promissory notes.

(ii)	Decline in fair market value of Equus Media Development Company, LLC (“EMDC”) of $2.3 million. In June, the Fund received a distribution of $1.0 million from EMDC. Currently EMDC holds $1.7 million in cash and has a remaining funding commitment of $0.6 under its agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of its assets.

(iii)	Decline in fair market value of Infinia Corporation of $1.5 million. Infinia has informed the Fund of its significant capital and liquidity needs. Based on these factors, the nominal equity holdings of the Fund, and the future potential dilution, the Fund has written down the investment to $0.

(iv)	Decline in fair market value of London Bridge Entertainment Partners Ltd (“London Bridge”) of $2.5 million. London Bridge has experienced a working capital shortfall and required an additional $0.6 million investment from the Fund in July 2010. Based on the current condition of London Bridge, the Fund determined the fair value of the loan was impaired. The loan is senior in liquidation preference and is guaranteed by the management principals, many of which guarantee the 1848 Capital Partners LLC and Big Apple Entertainment Partners LLC promissory notes.

(v)	Decline in fair market value of Riptide Entertainment, LLC (“Riptide”) of $3.0 million. Riptide owns subordinated debt interest in both Big Apple Entertainment Partners LLC and London Bridge directly and through derivative entities and equity directly in London Bridge. The Fund has determined the value of these investments to be impaired based on the operating results and liquidity concerns of both companies.

(vi)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $0.9 million. ConGlobal has experienced a decline in its storage business due to the increasing activity of shipping containers. While the activity has contributed to revenue through other services of the company, the contribution margin of these services is less than the storage revenue and has had a negative impact on its operating cash flow.

(vii)	Increase in fair market value of The Bradshaw Group of $0.1 million. The Bradshaw Group has seen an incremental increase in business activity during the past twelve months which has improved the value of the Fund’s equity holdings

(viii)	Increase in fair market value of PalletOne, Inc. of $0.1 million. PalletOne, Inc. has continued to generate cash flows which have reduced debt levels. The Fund believes the performance of the company in recent years and its continued debt reduction initiatives has created value for its equity holdings.

(ix)	Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.3 million. Sovereign has continued to reduce its debt which has caused a corresponding increase to the value of the equity held by the Fund in Sovereign.

(x)	Increase in fair market value of Trulite, Inc. (“Trulite”) of $0.1 million. The Fund holds approximately nine million warrants in Trulite, many with a nominal exercise price. Based on Trulite’s recent equity raise and repayment of the Fund’s debt, the Fund determined the warrants have increased in value.

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

Portfolio Investments

During the six months ended June 30, 2010, the Fund received payment in full for the Trulite promissory note, in the amount of $2.6 million, which included interest income of $0.3 million and received a distribution from Equity Media Development Company of $1.0 million. During the six months ended June 30, 2010, the Fund also had investment activity of $0.5 million in several follow-on investments, including $0.3 million in the form of accrued interest and dividends received in the form of paid-in-kind (PIK). The following table includes significant investment activity during the six months ended June 30, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
Trulite, Inc.	$—	$—	$200	$—	$200
1848 Capital Partners LLC	—	—	—	144	144
London Bridge Entertainment Partners Ltd	—	—	—	109	109
Big Apple Entertainment Partners LLC	—	—	—	80	80

	$—	$—	$200	$333	$533

During the six months ended June 30, 2009, the Fund made follow-on investments of $1.2 million in several portfolio companies, including $0.5 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the six months ended June 30, 2009 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
Nickent Golf, Inc.	$—	$—	$370	$—	$370
Riptide Entertainment, LLC	—	—	350	—	350
1848 Capital Partners LLC	—	—	—	312	312
Big Apple Entertainment Partners LLC	—	—	—	76	76
London Bridge Entertainment Partners Ltd	—	—	—	101	101

	$—	$—	$720	$489	$1,209

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single user. The value of one segment called Shipping Products and Services includes two portfolio companies and was 19.4% of the net asset value and 27.2% of the Fund’s investments in portfolio company securities (at fair value) at June 30, 2010. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

Item 4.	Controls and Procedures

The Fund maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Fund’s management, including its Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Fund’s management, with the participation of the Fund’s Executive Chairman and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based on their evaluation, the Fund’s Executive Chairman (Principal Executive Officer) and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

On June 30, 2009, the Fund received a “Wells” notice from the staff of the Securities and Exchange Commission (“SEC”). Based on discussions with the SEC staff, the Fund believes that the issues the staff intends to pursue relate to a one-time administrative fee that the Fund paid in 2005 and the compensation of a certain Fund officer during approximately the same time period. The Wells notice notified the Fund that the staff intends to recommend that the SEC bring a civil action against the Fund for possible violations of the securities laws. The Fund has been cooperating with the SEC in this inquiry. In accordance with SEC procedures, the Fund has presented its perspective on these issues to the staff. The SEC has not made a formal decision regarding an enforcement proceeding. The Fund also understands that three persons (two of whom are formerly associated with the Fund and the Fund’s former investment adviser) received similar Wells notices relating to the 2005 activity. The Fund understands that these individuals also will have an opportunity to present their perspectives on these issues before any formal decision is made on enforcement proceedings.

On April 26, 2010, the SEC also subpoenaed records of the Fund in connection with certain trades in the Fund’s shares by SPQR Capital LLP, SAE Capital Ltd., Versatile Systems Inc., Mobiquity Investments Limited, and anyone associated with those entities. The Fund has fully cooperated with the SEC’s request.

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

Item 6.	Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on June 9, 2010]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(g).1	Revolving Credit Note between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

(g).2	First Extension and Modification Agreement between the Fund and Amegy Bank National Associated dated February 15, 2010. [Incorporated by reference to Exhibit 10(g).2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.]

(h)	Pledge and Security Agreement between the Fund and Amegy Bank National Association dated August 13, 2008. [Incorporated by reference to Exhibit 10 (h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Principal Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Principal Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: August 13, 2010	/s/ John A. Hardy
John A. Hardy
Executive Chairman