Form 10-Q
period 2010-09-30
EQUUS TOTAL RETURN, INC.
filed 2010-11-12
CIK 878932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

There were 8,861,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 10, 2010.

Index

EQUUS TOTAL RETURN, INC.
(A Delaware Corporation)

INDEX

Index

EQUUS TOTAL RETURN, INC.
BALANCE SHEETS

Part I. Financial Information

Item  1.              Financial Statements

	September30, 2010	December 31, 2009
(in thousands, except per share amounts)	(Unaudited)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $34,171 and $35,315 respectively)	$17,114	$28,729
Affiliate investments (cost at $923 and $8,973 respectively)	727	2,128
Non-affiliate investments (cost at $20,305 and $13,350 respectively)	3,510	11,554
Total investments in portfolio securities at fair value	21,351	42,411
Restricted cash and temporary investments	16,160	30,299
Cash	2,477	535
Temporary cash investments	4,928	5,510
Accounts receivable and other	174	47
Accrued interest receivable due from portfolio companies	2,598	2,205
Deferred offering costs	65	-
Total assets	47,753	81,007
Liabilities
Accounts payable and accrued liabilities	$178	$107
Accounts payable to related parties	101	-
Borrowing under margin account	16,000	29,999
Total liabilities	16,279	30,106
Net assets	$31,474	$50,901
Net assets consist of:
Common stock, par value	9	9
Capital in excess of par value	70,598	70,604
Undistributed net investment losses	(5,085)	(4,485)
Unrealized depreciation of portfolio securities, net	(34,048)	(15,227)
Total net assets	$31,474	$50,901
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	8,862	8,862
Shares of preferred stock $.001 par value, 5,000 shares authorized, no shares outstanding	-	-
Net asset value per share	$3.55	$5.74

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
(in thousands, except per share amounts)	2010	2009
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$274	$809
Affiliate investments	13	13
Non-affiliate investments	319	501
Total interest and dividend income	606	1,323
Interest from temporary cash investments	2	6
Total investment income	608	1,329
Expenses:
Compensation expense	244	259
Professional fees	123	375
Director fees and expenses	62	111
Mailing, printing and other expenses	37	52
General and administrative expense	42	81
Interest expense	7	11
Taxes	14	-
Total expenses	529	889
Net investment income	79	440
Net realized loss on portfolio securities:
Temporary cash investments	(1)	(6)
Total net realized loss on portfolio securities	(1)	(6)
Net unrealized depreciation of portfolio securities:
End of period	(34,048)	(15,842)
Beginning of period	(27,556)	(8,043)
Net change in unrealized depreciation of portfolio securities	(6,492)	(7,799)
Net decrease in net assets resulting from operations	$(6,413)	$(7,365)

Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.72)	$(0.83)
Weighted average shares outstanding, in thousands
Basic and diluted	8,862	8,862

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,
(in thousands, except per share amounts)	2010	2009
Investment income:
Interest and dividend income from portfolio securities:
Control investments	$851	$1,361
Affiliate investments	39	37
Non-affiliate investments	1,387	1,510
Total interest and dividend income	2,277	2,908
Interest from temporary cash investments	9	41
Total investment income	2,286	2,949
Expenses:
Management fee	-	714
Administrative fees	-	226
Compensation expense	793	259
Professional fees	1,300	1,014
Director fees and expenses	275	356
Mailing, printing and other expenses	317	212
General and administrative expense	132	81
Interest expense	31	33
Taxes	38	30
Total expenses	2,886	2,925
Net investment income loss	(600)	24
Net realized loss on portfolio securities:
Temporary cash investments	(6)	(38)
Total net realized loss on portfolio securities	(6)	(38)
Net unrealized depreciation of portfolio securities:
End of period	(34,048)	(15,842)
Beginning of period	(15,227)	(3,055)
Net change in unrealized depreciation of portfolio securities	(18,821)	(12,787)
Net decrease in net assets resulting from operations	$(19,427)	$(12,801)
Net decrease in net assets resulting from operations per share:
Basic and diluted	$(2.19)	$(1.46)
Weighted average shares outstanding, in thousands
Basic and diluted	8,862	8,766

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
Net decrease in net assets resulting from operations	$(19,427)	$(12,801)
Capital share transactions:
Dividend declared	-	(921)
Shares issued in dividend	-	919
Net increase (decrease) in net assets resulting from capital share transactions	-	(2)
Decrease in net assets	(19,427)	(12,803)
Net assets at beginning of period	50,901	78,435
Net assets at end of period	$31,474	$65,632

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
Reconciliation of decrease in net assets resulting from operations to net cash provided by operating activities:
Net decrease in net assets resulting from operations	$(19,427)	$(12,801)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss	6	38
Net change in unrealized depreciation of portfolio securities	18,821	12,787
Changes in operating assets and liabilities:
Purchase of portfolio securities	(775)	(720)
Principal payments received from portfolio securities	3,501	916
Sales of restricted temporary cash investments	14,133	11,043
Decrease in accounts receivable and other	(127)	(46)
Increase in accrued interest receivable due from portfolio securities	(880)	(1,600)
Increase in deferred offering costs	(65)	-
Increase (decrease) in accounts payable and accrued liabilities	71	(103)
Increase in accounts payable-related parties	101	-
Decrease in due to adviser	-	(455)
Net cash provided by operating activities	15,359	9,059
Cash flows from financing activities:
Borrowings under margin account	55,999	117,038
Repayments under margin account	(69,998)	(128,009)
Dividends paid	-	(2)
Net cash used in financing activities	(13,999)	(10,973)
Net decrease in cash and cash equivalents	1,360	(1,914)
Cash and temporary cash investments at beginning of period	6,045	8,656
Cash and temporary cash investments at end of period	$7,405	$6,742
Non-cash operating and financing activities:
Shares issued in lieu of cash dividend	$-	$919
Accrued interest or dividends exchanged for portfolio securities	$487	$875
Supplemental disclosure of cash flow information:
Interest paid	$7	$42
Income taxes paid	$38	$17

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.
SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS
(Unaudited)

	Nine months ended September 30,
	2010	2009
Investment income	$0.26	$0.34
Expenses	(0.33)	0.34
Net investment income (loss)	(0.07)	-
Net realized loss on portfolio securities	-	-
Net change in unrealized depreciation of portfolio securities	(2.12)	(1.46)
Net decrease in net assets resulting from operations	(2.19)	(1.46)
Capital transactions:
Dividend declared	-	(0.11)
Dilutive effect of shares issued in common stock dividend	-	(0.18)
Decrease in net assets resulting from capital transactions	-	(0.29)
Net decrease in net assets	(2.19)	(1.75)
Net assets at beginning of period	5.74	9.16
Net assets at end of period, basic and diluted	$3.55	$7.41
Weighted average number of shares outstanding during period,
in thousands	8,862	8,766
Market value per share at end of period	$2.38	$3.22
Selected ratios:
Ratio of expenses to average net assets	7.01%	4.06%
Ratio of net investment gain (loss) to average net assets	(1.46)%	0.03%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(47.17)%	(17.77)%
Total return on market price*	(25.63)%	(22.62)%

*
Adjusted for dividends and can be calculated as the current market value plus year-to-date dividends declared less the beginning market value, divided by the beginning market value. There were no dividends paid in the nine months ending September 30, 2010.

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.
SCHEDULE OF PORTFOLIO SECURITIES
SEPTEMBER 30, 2010
(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(in thousands)
Control investments: Majority-owned (5):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$ 4,000	$ 1,175
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%) 8% promissory notes (4)	$ 10,009	65 10,009	- -
					10,074	-
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.66% / 55.00% Fully Diluted)		5,080	4,552
			12% subordinated promissory notes (2)	3,107	3,107	3,107
					8,187	7,659
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest (79%)		2,850	590
			16% subordinated promissory note(2)(3)	1,690	1,690	1,690
					4,540	2,280
Total Control investments: Majority-owned (represents 52.1% of total investments at fair value)					$ 26,801	$ 11,114
Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (32.22%) 7% subordinated promissory note (2)	$ 6,000	$ 1,370 6,000	$ - 6,000
					7,370	6,000
Total Control Investments: Non-majority Owned (represents 28.1% of total investments at fair value)					$ 7,370	$ 6,000
Total Control Investments: (represents 80.2% of total investments at fair value)					$ 34,171	$ 17,114
Affiliate Investments(7):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (20% / 18.70% Fully Diluted)		350	50
RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.20%)		573	677
Total Affiliate Investments (represents 3.4% of total investments at fair value)					$ 923	$ 727

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.
SCHEDULE OF PORTFOLIO SECURITIES – (Continued)
SEPTEMBER 30, 2010
(Unaudited)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
(in thousands)
Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note (2)(3)	$ 3,806	$ 3,806	$ 299
Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note (2)(3)	3,274	3,274	2,283
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.63%)		$ 8,000	$ —
			Option to purchase 16,000 shares of common stock at $6.50 per share through December 19, 2012		—	—
					8,000	—
London Bridge Entertainment Partners Ltd London, UK	Entertainment and leisure	August 2008	18% promissory notes (2)(3)	3,430	3,430	807
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	—
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—
					1,795	—
Trulite, Inc. El Dorado Hills, CA	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock through at $0.01 - $0.38 per share through November 2015	—	—	121
Total Non-Affiliate Investments (represents 16.4% of total investments at fair value)					$ 20,305	$ 3,510
Total Investments					$ 55,399	$ 21,351

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities, accrual to maturity or through accretion of original issue discount.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
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

Index

Substantially all of the Fund’s portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of the Fund’s investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of the Fund’s investments are in eligible portfolio companies. The Fund provides significant managerial assistance to portfolio companies that comprise 84.1% of the total value of the investments in portfolio companies as of September 30, 2010.

The Fund’s investments in portfolio securities consist of the following types of securities as of September 30, 2010 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$31,317	$14,186	45.1%
Limited liability company investments	7,488	2,442	7.8%
Common stock	6,799	4,602	14.6%
Preferred stock	9,795	-	0.0%
Options and warrants	-	121	0.4%
Total	$55,399	$21,351	67.8%

Three notes receivable included in secured and subordinated debt with an estimated fair value of $3.4 million provide that all or a portion of interest is paid in kind or the original issue discount is accreted over the life of the notes, by adding such amount to the principal of the notes. For the remainder of the secured and subordinated debt, cash payments of interest are currently being received and/or accrued on notes aggregating $10.8 million in fair value.

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2010 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Entertainment and leisure	$3,389	10.9%
Business products and services	9,939	31.6%
Shipping products and services	6,050	19.2%
Media	1,175	3.7%
Alternative energy	121	0.4%
Healthcare	677	2.2%
Total	$21,351	67.8%

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.
SCHEDULE OF PORTFOLIO SECURITIES
DECEMBER 31, 2009

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
				(in thousands)
Control Investments: Majority-owned(5):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$ 5,000	$ 5,000
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%) 8% promissory notes(4)	$ 10,010	65 10,010	— 3,151
					10,075	3,151
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock 12% promissory notes(2)	3,250	5,080 3,250	4,256 3,250
					8,330	7,506
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest 16% subordinated promissory note(2)(3)	1,690	2,850 1,690	3,208 1,690
					4,540	4,898
Total Control Investments: Majority-owned (represents 48.5% of total investments at fair value)					$ 27,945	$ 20,555
Control Investments: Non-majority owned (6)
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock 7% promissory note(2)	$ 6,000	$ 1,370 6,000	$ 2,174 6,000
					7,370	8,174
Total Control Investments: Non-majority Owned (represents 19.3% of total investments at fair value)					$ 7,370	$ 8,174
Total Control Investments: (represents 67.8% of total investments at fair value)					$ 35,315	$ 28,729
Affiliate Investments(7):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	1,151,800 shares preferred stock Option to purchase 16,000 shares common stock at $6.50 per share through December 19, 2012		$ 8,000 —	$ 1 ,497 11
					8,000	1,490
Nickent Golf, Inc. City of Industry, CA	Entertainment and leisure	June 2007	8% receivership certificate(4)	$ 50	50	25
			3,000,000 shares Class A convertible preferred stock		—	—
			Warrants to buy 15,000 shares of common stock at $0.60 per share through March 17, 2013		—	—
			Warrants to buy 1,434,149 shares of common stock at $0.60 per share through August 16, 2012, warrant terms subject to change		—	—
					50	25
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	—
RP&C International Investments LLC New York, NY	Healthcare	September 2006	Member interest (17.2%)		573	613
Total Affiliate Investments (represents 5.0% of total investments at fair value)					$ 8,973	$ 2,128

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.
SCHEDULE OF PORTFOLIO SECURITIES – (Continued)
DECEMBER 31, 2009

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
(in thousands)
Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note(2)(3)	$ 3,587	$ 3,587	$ 3,587
Big Apple Entertainment Partners LLC New York, NY	Entertainment and leisure	October 2007	18% promissory note(2)(3)	3,153	3,153	3,153
London Bridge Entertainment Partners Ltd London, UK	Entertainment and leisure	August 2008	18% promissory note(2)(3)	2,707	2,707	2,707
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,796	—
			38,750 Class C shares preferred stock		—	—
			788,649 Class D shares 15% preferred stock		—	—
			2,218,109 Class E shares 8% preferred stock		—	—
			Warrant to buy 2,229,450 shares of common stock through May 2016		—	—
					1,796	—
Trulite, Inc. El Dorado Hills, CA	Alternative energy	August 2008	18% promissory note(2)(3)	2,107	2,107	2,107
			Warrants to buy 6,934,211 shares of common stock ranging from at $0.01 -		—	—
			$0.38 per share through November 2015		—	—
					2,107	2,107
Total Non-Affiliate Investments (represents 27.2% of total investments at fair value)					$ 13,350	$ 11,554
Total Investments					$ 57,638	$ 42,411

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is paid-in-kind by the issuance of additional securities, accrual to maturity or through accretion of original issue discount.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which the Fund owns more than 50% of the voting securities of the company.
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

Index

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

Index

EQUUS TOTAL RETURN, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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

The Fund seeks to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund seeks to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or organically. The Fund may also invest in recapitalizations of existing businesses or special situations from time to time. The Fund also invests in debt financing with the objective of generating regular interest income back to the Fund. Debt financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. The Fund elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). For tax purposes, the Fund has elected to be treated as a regulated investment company (“RIC”). Prior to July 1, 2009, the Fund was externally managed pursuant to an investment advisory agreement and also received certain administrative services from an external administrator. Effective June 30, 2009, these arrangements were terminated. Since July 1, 2009, the Fund has had no outside investment advisory organization providing services under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2009, as filed with the Security and Exchange Commission (“SEC”). Certain prior period information has been reclassified to conform to current year presentation.

(2) Liquidity and Financing Arrangements

Liquidity —There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through September 30, 2011.

Index

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

Cash and Temporary Investments—As of September 30, 2010, the Fund had cash and temporary cash investments of $7.4 million. The Fund had $21.4 million of its net assets of $31.5 million invested in portfolio securities. Restricted assets totaled $16.2 million, of which $16.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.2 million for the required 1% brokerage deposit. These securities were held by a securities brokerage firm and were pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on October 1, 2010.

As of December 31, 2009, the Fund had cash and temporary cash investments of $6.0 million. The Fund had $42.4 million of its net assets of $50.9 million invested in portfolio securities. Restricted assets totaled $30.3 million, of which $30.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain the Fund’s pass-through tax treatment and $0.3 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 4, 2010.

Dividends —On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. The Fund will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Revolving Line of Credit Agreement—Effective September 8, 2010, the Fund terminated its revolving line of credit agreement (the “Credit Facility”) with Amegy Bank of Texas. The Credit Facility was secured by substantially all of the Fund’s portfolio assets and securities. It contained certain restrictive covenants, including, but not limited to, a requirement that the Fund’s net asset value not fall below $40.0 million. The Fund did not borrow any amounts under the Credit Facility.

Investment Commitments—As of September 30, 2010, the Fund had an outstanding commitment of $0.8 million to Spectrum Management, LLC.

Under certain circumstances, the Fund may be called on to make follow-on investments in certain portfolio companies. If the Fund does not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, the Fund’s equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Investments—As of September 30, 2010 and December 31, 2009, the Fund borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to the Fund and its stockholders.

As of September 30, 2010, the Fund borrowed $16.0 million to make qualifying investments to maintain its RIC status by utilizing a margin account with a securities brokerage firm. The Fund collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $16.2 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on October 1, 2010.

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

Index

Certain Risks and Uncertainties— Economic conditions during 2009 and 2008 along with market dislocations resulted in a significant decline in the availability of debt and equity capital and has had a continuing impact in 2010. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during 2010 the price of our common stock continued to remain well below our net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives undertaken by the Fund during 2009 and 2010 to provide necessary liquidity include the termination of certain follow-on investment commitments, monetizations, suspension of managed distribution policy and the internalization of management. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2010 operating requirements.

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

Generally, cost is the primary factor used to determine fair value until significant developments affecting the portfolio company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Preliminary appraised values are determined quarterly by management. The Audit Committee of the Board of Directors may engage independent, third-party valuation firms to conduct independent appraisals and review management’s preliminary valuations in order to make their own independent assessment of each privately-held investment that the Fund (a) has held for more than one year and (b) holds on its books at a fair value of at least $2.0 million. Any third-party valuation data would be considered as one of many factors in a fair value determination. The Audit Committee then would recommend the fair values for all privately-held securities based on all relevant factors to the Board of Directors for final approval.

Most of the Fund’s common equity investments of privately held companies are appraised either at a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company financial statements on a trailing twelve month fiscal year, less outstanding funded indebtedness and other senior securities such as preferred stock, utilizing a discounted cash flow model which incorporates projected future cash flows of the company, or alternative methodology including the Black-Scholes Option Pricing Model. Projections of current year and future period cash flows may be utilized and adjustments for non-recurring items are considered. EBITDA multiples and discount rates utilized are estimated based on current market conditions and past experience in the private company marketplace, and are necessarily subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable. In addition, if the valuation of a portfolio company deteriorates the Fund will perform a liquidation analysis of the assets when applicable to determine fair value.

The Fund may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Index

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

    From time to time, a portfolio company may default on certain covenants in its loan agreement. When management has a reasonable belief that the portfolio company may restructure the loan agreement to adjust for any defaults, the portfolio investment will be valued assuming that the company is a going concern.

The Fund may consider alternative fair value methodologies when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing the its debt upon  maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. These methodologies include the fair value attributable to the debt security from the enterprise value of the portfolio company or an asset-based approach including an analysis of the possible proceeds received in an orderly or forced liquidation.

Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $21.4 million and $42.4 million as of September 30, 2010 and December 31, 2009, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. On a daily basis, the Fund adjusts its net asset value for the changes in the value of its publicly held securities, if applicable, and material changes in the value of its private securities, generally determined on a quarterly basis or as announced in a press release, and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal. There were no publicly traded securities as of September 30, 2010 and December 31, 2009.

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

Index

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

As of September 30, 2010, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of September 30, 2010
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$17,114	$-	$-	$17,114
Affiliate investments	727	-	-	727
Non-Affiliate investments	3,510	-	-	3,510
Total assets reported at fair value	$21,351	$-	$-	$21,351

Index

As of December 31, 2009, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements As of December 31, 2009
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Affiliate investments	$28,729	$—	$—	$28,729
Non-Affiliate investments	2,128	—	—	2,128
Affiliate investments	11,554	—	—	11,554
Total assets reported at fair value	$42,411	$—	$—	$42,411

The following table provides a reconciliation of fair value changes during the nine months ending September 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2009	$28,729	$2,128	$11,554	$42,411
Total realized gains (losses)	—	—	—	—
Change in unrealized appreciation (depreciation)	(10,471)	(686)	(7,664)	(18,821)
Purchases, issuances and settlements, net	(1,144)	(50)	(1,045)	(2,239)
Change in control	—	(665)	665	—
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2010	$17,114	$727	$3,510	$21,351

The following table provides a reconciliation of fair value changes during the nine months ending September 30, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2008	$37,190	$20,974	$10,135	$68,299
Total realized gains	—	—	—	—
Change in unrealized appreciation (depreciation)	(2,079)	(9,970)	(738)	(12,787)
Purchases, issuances and settlements, net	(514)	318	874	678
Transfers in (out) of Level 3	—	—	738	738
Fair value as of September 30, 2009	$34,597	$11,322	$11,009	$56,928

Reclassification —Certain amounts for the three and nine months ended September 30, 2009 have been reclassified in the comparative financial statements to be comparable to the presentation in the three and nine months ended September 30, 2010. These reclassifications had no effect on net assets, net income or cash flows from operating activities.

Index

(4) Related Party Transactions and Agreements

The Fund had entered into an investment advisory agreement dated June 30, 2005 with Moore Clayton Capital Advisors, Inc., pursuant to which Moore Clayton Capital Advisors, Inc. (“MCCA”), provided investment advisory services in exchange for an advisory fee. The Fund also had entered into an administration agreement dated June 30, 2005 with Equus Capital Administration Company, Inc. (“ECAC”), pursuant to which ECAC provided administrative services in exchange for an administrative fee. The Fund’s Board of Directors terminated the advisory agreement and the administrative agreement effective June 30, 2009. Since that date, the Fund has been “internally” managed, which means that the Fund directly employs its management team and incurs the costs and expenses associated with Fund operations.

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $2,500 is paid to the Chairman of the Independent Directors and the Chairman of the Audit Committee. An annual fee of $15,000 is paid to the Chairman of the Board of Directors. In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund shall pay a rate of $250 per hour for services rendered.  The Fund incurred $0.1 million which is included in compensation expense in the September 30, 2010 statement of operations and $0.04 million which is included in deferred offering costs in the September 30, 2010 balance sheet for services provided by Kenneth I. Denos, Secretary of the Fund.

In June, 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. Mr. Kenneth I. Denos, Secretary of the Fund, holds a majority of the voting shares of A+ Filings. The Fund incurred $4,000 in services rendered by A+ Filings during the nine months ended September 30, 2010.

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

(6) Portfolio Securities

During the nine months ended September 30, 2010, the Fund received payment in full of a promissory note issued by Trulite, in the amount of $2.6 million, which included interest income of $0.3 million.  The Fund also received a distribution from Equity Media Development Company of $1.0 million and received a principal payment of $0.1 million from Sovereign Business Forms, Inc.  During the nine months ended September 30, 2010, the Fund also had investment activity of $1.3 million in several follow-on investments, including $0.5 million in the form of accrued interest and dividends received in the form of paid-in-kind (PIK). The following table includes significant investment activity during the nine months ended September 30, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
London Bridge Entertainment Partners Ltd	$-	$-	$575	$148	$723
1848 Capital Partners LLC	-	-	-	219	219
Trulite, Inc.	-		200	-	200
Big Apple Entertainment Partners LLC	-	-	-	120	120
	$-	$-	$775	$487	$1,262

Index

Net unrealized depreciation on investments increased by $18.8 million during the nine months ended September 30, 2010, to a net unrealized depreciation of $34.0 million. Such increase in depreciation resulted primarily from the following changes:

(i)
Decline in estimated fair market value of 1848 Capital Partners LLC (“1848”) of $3.5 million. The management of 1848 has indicated that the company will have to raise outside capital to repay the promissory note due to the Fund upon maturity in January 2011. Due to the uncertainty of the recoverability of the promissory note, the Fund determined that the fair value of the promissory note was impaired. The promissory note is personally guaranteed jointly and severally by the principals of 1848, who also guarantee the Big Apple Entertainment Partners LLC and London Bridge Entertainment Partners Ltd promissory notes.

(ii)
Decline in fair market value of Big Apple Entertainment Partners LLC (“Big Apple”) of $1.0 million.  Subsequent to September 30, 2010, the loan due from Big Apple matured and Big Apple failed to repay the note.  Big Apple has been in payment default of the loan and on October 5, 2010, the Fund demanded that the guarantors pay and perform all obligations of Big Apple under the loan. The Fund is continuing discussions with the guarantors of this note and is contemplating the next prudent course of action.

(iii)
Decline in fair market value of Equus Media Development Company, LLC (“EMDC”) of $2.8 million. In June 2010, the Fund received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.6 million in cash and has a remaining funding commitment of $0.5 under its agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of its assets.

(iv)
Decline in fair market value of Infinia Corporation of $1.5 million. Infinia has informed the Fund of its significant capital and liquidity needs. Based on these factors, the nominal equity holdings of the Fund and the future potential dilution, the Fund has written down the investment to $0.

(v)
Decline in fair market value of London Bridge Entertainment Partners Ltd (“London Bridge”) of $2.6 million. London Bridge has experienced a working capital shortfall and required an additional $0.6 million investment from the Fund in July 2010 in the form of a 60-day promissory note. In September 2010, the Fund accelerated payment of its notes to London Bridge as the company was in payment default of both notes.  Subsequent to quarter end, London Bridge paid the Fund $0.7 million which paid in full principal and interest of the 60-day note and partially paid previously unpaid and accrued interest of the $2.6 million note but did not cure the default related to this loan.  Based on the current condition of London Bridge, the Fund determined the fair value of the $2.6 million loan was impaired. The loan is senior in liquidation preference and is guaranteed by the management principals, many of which guarantee the 1848 Capital Partners LLC and Big Apple Entertainment Partners LLC promissory notes.  On August 31, 2010, Equus accelerated the maturity and demanded that the guarantors pay and perform all obligations of London Bridge under the April 2009 and July 2010 promissory notes.  Subsequent to quarter end, the July 2010 note was repaid in full.  As of the date of this filing, London Bridge remains in default of the April 2009 promissory note.  The Fund is continuing discussions with the guarantors of this note and is contemplating the next prudent course of action.

(vi)
Decline in fair market value of Riptide Entertainment, LLC (“Riptide”) of $3.1 million. Riptide owns subordinated debt interest in both Big Apple Entertainment Partners LLC and London Bridge directly and through derivative entities and equity directly in London Bridge. The Fund has determined the value of these investments to be impaired based on the operating results and liquidity concerns of both companies.

(vii)
Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $2.2 million. ConGlobal has experienced a decline in its storage business due to the increasing activity of shipping containers. While the activity has contributed to revenue through other services of the company, the contribution margin of these services is less than the storage revenue and has had a negative impact on its operating cash flow.

Index

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

(x)
Decline in fair market value of Spectrum Management, LLC (“Spectrum”) of $2.6 million.   Subsequent to the quarter-end, the Fund loaned Spectrum $0.4 million to meet its immediate working capital needs.  The valuation reflects Spectrum’s consistent business results coupled with the working capital shortfall the company recently experienced.

(xi)
Increase in fair market value of Trulite, Inc. (“Trulite”) of $0.1 million. The Fund holds approximately nine million warrants in Trulite, many with a nominal exercise price. Based on Trulite’s recent equity raise and repayment of the Fund’s debt, the Fund determined the warrants have increased in value.

During the nine months ended September 30, 2009, the Fund made follow-on investments of $1.6 million in several portfolio companies, including $0.9 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the nine months ended September 30, 2009 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Nickent Golf, Inc.	$—	$—	$370	$—	$370
Riptide Entertainment, LLC	—	—	350	—	350
1848 Capital Partners LLC	—	—	—	382	382
Trulite, Inc.	—	—	—	225	225
London Bridge Entertainment Partners Ltd	—	—	—	154	154
Big Apple Entertainment Partners LLC	—	—	—	114	114
	$—	$—	$720	$875	$1,595

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

Index

(8) Subsequent Events

Management performed an evaluation of the Fund’s events and transactions through the date the financial statements were available to be issued, noting the following subsequent events which have been considered in valuing the Fund’s portfolio investments as of September 30, 2010:

On October 1, 2010, the Fund sold U.S. Treasury bills for $16.0 million and repaid the margin loan.

On October 1, 2010, the Fund invested $0.2 million in Spectrum Management, LLC, (”Spectrum”) as a follow-on investment in the form of an $0.8 million, 16% promissory note facility. The note was funded to assist Spectrum in meeting immediate working capital requirements and matures on May 28, 2011.

On October 1, 2010, the Fund received $0.7 million in the form of principal and interest payments on the July 2010 promissory note and a partial payment of unpaid interest on the April 2009 promissory note from London Bridge Entertainment Partners, Ltd.

Since October 2, 2010, Big Apple Entertainment Partners LLC has been in payment default of the 18% promissory note dated April 2009, having a principal amount of $3.0 million. On October 5, 2010, the Fund demanded that the Guarantors pay and perform all obligations of Big Apple under the April 2009 note.

On October 18, 2010, the Fund received $0.07 million in the form of principal payment on the 16% promissory note from Sovereign Business Forms, Inc.

On October 20, 2010, the Fund agreed to forbear from exercising certain of its rights and remedies under both the Big Apple and London Bridge  promissory notes for a period from receipt of an initial Forbearance Fee of $0.03 million ending on the earlier of (a) October 22, 2010 or (b) November 5, 2010, in the event Big Apple, London Bridge or the guarantors elect to extend the forbearance period by providing the Fund with written notice together with a fee in the amount of $0.03 million (the option forbearance fee) prior to October 22, 2010.  The Fund received the initial forbearance fee from Big Apple on October 20, 2010 and from London Bridge on October 22, 2010.  The Fund received option forbearance fees from London Bridge on October 29, 2010 and from Big Apple on November 3, 2010.  The forbearance periods ended on November 5, 2010 for the Big Apple and London Bridge notes which continue to be in default. The Fund is continuing discussions with the Guarantors of these notes and is contemplating the next prudent course of action.

On November 1, 2010, the Fund invested $0.2 million in Spectrum as a follow-on investment under the $0.8 million 16% promissory note facility.

On November 1, 2010, the Fund announced that its Board of Directors had approved the terms of a non-transferable rights offering to the Fund’s shareholders to purchase shares of its common stock.  The Fund intends to issue 1,772,329 new shares of its common stock pursuant to the exercise of rights, such that each record date holder shall be entitled to purchase one share of common stock for every five shares held on such date.  On November 2, 2010, the Fund filed a registration statement with the Securities and Exchange Commission in connection with the offering which includes a prospectus describing the offering and contains additional information about the Fund.

On November 8, 2010, the Fund received $0.3 million in the form of principal payment on the 16% promissory note from Sovereign Business Forms, Inc.

Item  2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fund is a business development company which invests in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. The Fund’s investment strategy is a total return investment objective. This objective combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, the Fund is a “growth-at- reasonable-price” investor. The Fund invests primarily in privately owned companies and is open to virtually any potential growth investment that is privately owned. However, the Fund’s primary aim is to identify and acquire only those equity securities that meet its criteria for selling at reasonable prices. The income investments made by the Fund consist principally of purchasing debt financing with the objective of generating regular interest income back to the fund as well as long-term capital

Index

appreciation through the exercise and sale of warrants or other equity-related instruments received in connection with the financing.

The Fund did not make any new investments other than follow-on investments during the nine months ended September 30, 2010 and September 30, 2009.

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

Most of the Fund’s portfolio companies utilize leverage, and such leverage magnifies the volatility of  returns on the company’s equity and, consequently, its value to the Fund. For example, if a portfolio company has a total enterprise value of $10.0 million and $7.5 million in funded indebtedness, its equity is valued at $2.5 million. If the enterprise value increases or decreases by 20%, to $12.0 million or $8.0 million, respectively, the value of the equity increases or decreases by 80%, to $4.5 million or $0.5 million, respectively. This disproportionate increase or decrease adds a level of volatility to the Fund’s equity-oriented portfolio securities. While management attempts to reduce overall volatility by employing a total return investing style, management also understands and accepts the volatility associated with these equity investments prior to its initial investment many portfolio companies have undertaken debt reduction initiatives which could, if successful, assist in reducing equity volatility risks.

On June 12, 2009, the Fund and its Board of Directors announced plans to “internalize” Fund management. The Fund’s investment advisory agreement with MCCA was terminated June 30, 2009. The Fund now directly employs its management team and incurs the costs and expenses associated with Fund operations.

    The Fund derives its cash flow from interest and dividends received and sales of securities from its investment portfolio. The Fund pays certain general and administrative fees and interest expense on its existing debt. The Fund also spends its cash on new investments or follow-on investments which may be required by certain portfolio companies. Because the investments are illiquid, the Fund utilizes leverage to provide the required funds, and the leverage is then repaid from the sale of portfolio securities.

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

Significant Developments

The Board and management continue to believe that current market conditions and recent portfolio performance dictate the need to pursue a more active role in the management of these investments and to seek liquidity events at the appropriate time to protect and enhance shareholder value.  These activities include continuous monitoring and intensive reviews of portfolio company performance and expectations, providing follow-on capital when necessary, exploration of liquidity events for certain portfolio companies to position the Fund to maximize investment returns, and actively pursuing suitable new investments for the Fund.

During 2009, the Fund executed a management internalization strategy initiated to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and is continuing to provide enhanced communication with shareholders. The Fund believes these actions are necessary to protect capital and liquidity in order to preserve and enhance shareholder value.   In addition, management is currently seeking new investments for future growth.

The Fund has been successful in lowering net expenses, but incurred $0.9 million in costs related to the 2010 Annual Shareholder Meeting and resulting proxy contest.  Without the proxy contest related expenses, net investment income for the nine months ending September 30, 2010 would have been $0.3 million, or an increase of $0.3 million compared to the nine months ending September 30, 2009.

Index

       On July 1, 2010, the Fund made a follow-on investment in London Bridge Entertainment Partners, Ltd. in the form of a 60 day, short-term note.  Since August 31, 2010, London Bridge has been in payment default of the April 2009 promissory note and the July 2010 promissory note, in the principal amount of $2.5 million and $0.6 million respectively, at an accrued interest rate of 18% annually.

On August 31, 2010, Equus accelerated the maturity and demanded that the guarantors pay and perform all obligations of London Bridge under the April 2009 and July 2010 promissory notes.  Subsequent to quarter end, the July 2010 note was repaid in full.  As of the date of this filing, London Bridge remains in default of the April 2009 promissory note.  The Fund is continuing discussions with the guarantors of this note and is contemplating the next prudent course of action.

Subsequent to quarter-end, the Big Apple promissory note matured and Big Apple has failed to repay the note.  The Fund is continuing discussions with the guarantors of this note and is contemplating the next prudent course of action.

On November 1, 2010, the Fund invested $0.2 million in Spectrum as a follow-on investment under the $0.8 million 16% promissory note facility.

On November 1, 2010, the Fund announced that its Board of Directors had approved the terms of a non-transferable rights offering to the Fund’s shareholders to purchase shares of its common stock.  The Fund intends to issue 1,772,329 new shares of its common stock pursuant to the exercise of rights, such that each record date holder shall be entitled to purchase one share of common stock for every five shares held on such date.  On November 2, 2010, the Fund filed a registration statement with the Securities and Exchange Commission in connection with the offering which includes a prospectus describing the offering and contains additional information about the Fund.

On November 8, 2010, the Fund received $0.3 million in the form of principal payment on the 16% promissory note from Sovereign Business Forms, Inc.

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

Generally, cost is the primary factor used to determine fair value until significant developments affecting the portfolio company (such as results of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Preliminary appraised values are determined quarterly by management. The Audit Committee of the Board of Directors may engage independent, third-party valuation firms to conduct independent appraisals and review management’s preliminary valuations in order to make their own independent assessment of each privately-held investment that the Fund (a) has held for more than one year and (b) holds on its books at a fair value of at least $2.0 million. Any third-party valuation

Index

data would be considered as one of many factors in a fair value determination. The Audit Committee then would recommend the fair values for all privately-held securities based on all relevant factors to the Board of Directors for final approval.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $21.4 million and $42.4 million as of September 30, 2010 and December 31, 2009, respectively, the Fund’s fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of September 30, 2010 and December 31, 2009.

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

Index

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

Current Market Conditions

Overall economic conditions have improved slightly through 2010 as the US economy has expanded slightly.  However, the economic recovery has been hampered by persistent high unemployment levels and lingering problems in the housing market.  Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements.  Additionally, future economic expansion is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Market conditions for business transactions including mergers and acquisitions and private equity investments have begun to improve slightly through 2010 as low interest rates have reduced capital costs and buyer and seller expectations have converged.  These conditions were contributors to an upturn in transaction volume in the first half of the year since declining significantly in 2009.  In addition corporations have been deleveraging and are holding significant amounts of cash and private equity firms have access to large capital reserves as private equity deal flow has been lower than anticipated for nearly two years and fund raising was robust heading into the economic downturn.

Consistent with other companies in the financial services sector, the Fund’s performance was adversely affected during the economic downturn. Between December 31, 2008 and September 30, 2010, the net asset value of the Fund declined from $9.16 per share to $3.55 per share. Based on the closing price of the Fund’s shares on September 30, 2010, the Fund’s common stock is trading at a 33.1% discount to its net asset value.

Liquidity and Capital Resources

Because of the nature and size of the portfolio investments, the Fund may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the nine months ended September 30, 2010 and 2009, the Fund borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

The Fund may also have the ability to borrow funds and issue forms of senior securities representing indebtedness or stock, such as preferred stock, subject to certain restrictions. Net taxable investment income and net taxable realized gains from the sales of portfolio investments are intended to be distributed at least annually, to the extent such amounts are not reserved for payment of expenses and contingencies or to make follow-on or new investments.

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

Index

given the current market conditions. The Fund believes that its operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Results of Operations

Investment Income and Expense

Net investment income (loss) after all expenses was ($0.6) million and $0.02 million for the nine months ended September 30, 2010 and September 30, 2009, respectively and $0.08 million and $0.4 million for the three months ended September 30, 2010 and September 30, 2009, respectively. The increase in net investment loss generated at September 30, 2010 compared to September 30, 2009 is due primarily to the decline in investment income from portfolio investments along with an increase in professional fees and mailing and printing expenses associated with a proxy contest the Fund encountered for the Annual Shareholder meeting held in May 2010.

Total income from portfolio securities declined to $2.3 million for the nine months ended September 30, 2010 from $2.9 million for the nine months ended September 30, 2009 and to $0.6 million for the three months ended September 30, 2010 from $1.3 million for the three months ended September 30, 2009. This decrease was largely due to the restructuring of our holding in ConGlobal Industries Holding, Inc. in the third quarter 2009, resulting in the recognition of additional accrued interest for the period.

During the first six months of 2009, the Fund’s former investment adviser received management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $0.7 million for the six months ended June 30, 2009. The Fund also reimbursed Equus Capital Administration Company, Inc. (“ECAC”) its former administrator, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Fund’s Administration Agreement with ECAC, provided that such reimbursements did not exceed $450,000 per year. ECAC received $0.2 million for the six months ended June 30, 2009. As a result of the internalization management, the Fund assumed these obligations directly beginning July 1, 2009.

Professional fees increased to $1.3 million for the nine months ended September 30, 2010 from $1.0 million for the nine months ended September 30, 2009.  These increases were due to the increase in legal fees of $0.4 million and solicitation costs of $0.2 million associated with the Fund’s Annual Shareholder Meeting held in May 2010 and resulting proxy contest.  Professional fees declined to $0.1 million for the three months ended September 30, 2010 from $0.4 million for the three months ended September 30, 2009.

Compensation expense was $0.8 million and $0.3 million for the nine months ended September 30, 2010 and September 30, 2009, respectively and remained relatively unchanged for the three months ended September 30, 2010 and September 30, 2009, respectively. The increase in compensation expense generated at September 30, 2010 is due to the internalization of management as of June 30, 2009.  Accordingly, the Fund paid no compensation prior to the quarter ending September 30, 2009.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2010, the Fund realized net capital losses of $0.01 million from the sale of U.S. Treasury Bills.

During the three months ended September 30, 2010, the Fund realized net capital losses of $0.001 million from the sale of U.S. Treasury Bills.

During the nine months ended September 30, 2009, the Fund realized a net capital loss of $0.04 million from the sale of U. S. Treasury Bills.

During the three months ended September 30, 2009, the Fund realized net capital losses of $0.01 million from the sale of U.S. Treasury Bills.

Index

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $18.8 million during the nine months ended September 30, 2010, to a net unrealized depreciation of $34.0 million. Such increase in depreciation resulted primarily from the following changes:

i)
Decline in estimated fair market value of 1848 Capital Partners LLC (“1848”) of $3.5 million. The management of 1848 has indicated that the company will have to raise outside capital to repay the promissory note due to the Fund upon maturity in January 2011. Due to the uncertainty of the recoverability of the promissory note, the Fund determined that the fair value of the promissory note was impaired. The promissory note is personally guaranteed jointly and severally by the principals of 1848,  who also guarantee the Big Apple Entertainment Partners LLC and London Bridge Entertainment Partners Ltd promissory notes.

(ii)
Decline in fair market value of Big Apple Entertainment Partners LLC (“Big Apple”) of $1.0 million.  Subsequent to September 30, 2010, the loan due from Big Apple matured and Big Apple failed to repay the note.  Big Apple has been in payment default of the loan and on October 5, 2010, the Fund demanded that the guarantors pay and perform all obligations of Big Apple under the loan. The Fund is continuing discussions with the guarantors of this note and is contemplating the next prudent course of action.

(iii)
Decline in fair market value of Equus Media Development Company, LLC (“EMDC”) of $2.8 million. In June 2010, the Fund received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.6 million in cash and has a remaining funding commitment of $0.5 under its agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of its assets.

(iv)
Decline in fair market value of Infinia Corporation of $1.5 million. Infinia has informed the Fund of its significant capital and liquidity needs. Based on these factors, the nominal equity holdings of the Fund and the future potential dilution, the Fund has written down the investment to $0.

(v)
Decline in fair market value of London Bridge Entertainment Partners Ltd (“London Bridge”) of $2.6 million. London Bridge has experienced a working capital shortfall and required an additional $0.6 million investment from the Fund in July 2010 in the form of a 60-day promissory note. In September 2010, the Fund accelerated payment of its notes to London Bridge as the company was in payment default of both notes.  Subsequent to quarter end, London Bridge paid the Fund $0.7 million which paid in full principal and interest of the 60-day note and partially paid previously unpaid and accrued interest of the $2.6 million note but did not cure the default related to this loan.  Based on the current condition of London Bridge, the Fund determined the fair value of the $2.6 million loan was impaired. The loan is senior in liquidation preference and is guaranteed by the management principals, many of which guarantee the 1848 Capital Partners LLC and Big Apple Entertainment Partners LLC promissory notes.  On August 31, 2010, Equus accelerated the maturity and demanded that the guarantors pay and perform all obligations of London Bridge under the April 2009 and July 2010 promissory notes.  Subsequent to quarter end, the July 2010 note was repaid in full.  As of the date of this filing, London Bridge remains in default of the April 2009 promissory note.  The Fund is continuing discussions with the guarantors of this note and is contemplating the next prudent course of action.

(vi)
Decline in fair market value of Riptide Entertainment, LLC (“Riptide”) of $3.1 million. Riptide owns subordinated debt interest in both Big Apple Entertainment Partners LLC and London Bridge directly and through derivative entities and equity directly in London Bridge. The Fund has determined the value of these investments to be impaired based on the operating results and liquidity concerns of both companies.

(vii)
Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $2.2 million. ConGlobal has experienced a decline in its storage business due to the increasing activity of shipping containers. While the activity has contributed to revenue through other services of the company, the contribution margin of these services is less than the storage revenue and has had a negative impact on its operating cash flow.

Index

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

(x)
Decline in fair market value of Spectrum Management, LLC (“Spectrum”) of $2.6 million.   Subsequent to the quarter-end, the Fund loaned Spectrum $0.4 million to meet its immediate working capital needs.  The valuation reflects Spectrum’s consistent business results coupled with the working capital shortfall the company recently experienced.

(xi)
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

Portfolio Investments

During the nine months ended September 30, 2010, the Fund received payment in full of a promissory note issued by Trulite, in the amount of $2.6 million, which included interest income of $0.3 million.  The Fund also received a distribution from Equity Media Development Company of $1.0 million and received a principal payment of $0.1 million from Sovereign Business Forms, Inc.  During the nine months ended September 30, 2010, the Fund also had investment activity of $1.3 million in several follow-on investments, including $0.5 million in the form of accrued interest and dividends received in the form of paid-in-kind (PIK).

The following table includes significant investment activity during the nine months ended September 30, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
London Bridge Entertainment Partners Ltd	$-	$-	$575	$148	$723
1848 Capital Partners LLC	-	-	-	219	219
Trulite, Inc.	-	-	200	-	200
Big Apple Entertainment Partners LLC	-	-	-	120	120
	$-	$-	$775	$487	$1,262

Index

During the nine months ended September 30, 2009, the Fund made follow-on investments of $1.6 million in several portfolio companies, including $0.9 million in the form of interest and dividends paid-in-kind or original issue discount/premium amortization.

The following table includes significant new and follow-on investments during the nine months ended September 30, 2009 (in thousands):

	New		Follow-On
Portfolio Company	Cash	Noncash	Cash	Noncash	Total
Nickent Golf, Inc.	$—	$—	$370	$—	$370
Riptide Entertainment, LLC	—	—	350	—	350
1848 Capital Partners LLC	—	—	—	382	382
Trulite, Inc.	—	—	—	225	225
London Bridge Entertainment Partners Ltd	—	—	—	154	154
Big Apple Entertainment Partners LLC	—	—	—	114	114
	$—	$—	$720	$875	$1,595

Item  3.              Quantitative and Qualitative Disclosure about Market Risk

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

The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. The value of one segment called Shipping Products and Services includes two portfolio companies and was 19.2% of the net asset value and 28.3% of the Fund’s investments in portfolio company securities (at fair value) at September 30, 2010. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of the Fund’s common stock to a greater extent than would be the case if the Fund were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Executive Chairman and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on their evaluation, the Fund’s Executive Chairman (Principal Executive Officer) and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over

Index

financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

    On March 10, 2010, American General Life Insurance Company (“American General”) filed a complaint against the Fund in the District Court of Harris County, Texas, in connection with an office lease entered into by our former administrator with American General.  The complaint by American General seeks to hold the Fund liable for unpaid rent, improvements, and attorneys fees in excess of $375,000.  Because we believe that the complaint is without merit, we intend to defend the matter vigorously.

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

Item  1A.           Risk Factors

On November 2, 2010, the Fund filed a registration statement on Form N-2 (“Registration Statement”) with the Securities and Exchange Commission in connection with the offering of non-transferable rights to its shareholders.  The Registration Statement identifies various risks affecting the Fund in connection with the rights offering and risks affecting the Fund in general.

    Readers should carefully consider these risks and all other information contained in the Registration Statement, including the Fund’s consolidated financial statements and the related notes thereto. The risks and uncertainties described therein are not the only ones facing the Fund. Additional risks and uncertainties not presently known to the Fund, or not presently deemed material by the Fund, may also impair its operations and performance.

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

Index

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

(d)
Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

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

Index

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: November 10, 2010	By:	/s/ John A. Hardy
John A. Hardy
Executive Chairman

Index