Form 10-K
period 2010-12-31
EQUUS TOTAL RETURN, INC.
filed 2011-03-18
CIK 878932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $19,354,250 computed on the basis of $2.68 per share, closing price of the common stock on the New York Stock Exchange on June 30, 2010. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 8,861,646 shares of the registrant’s common stock, $.001 par value, outstanding as of March 18, 2011. The net asset value of a share as of December 31, 2010 was $4.29.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2011 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

PART I

Item 1. Business

Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), is a business development company providing financing solutions for privately-held middle market and small capitalization companies. We began our operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income.

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $15.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies.

Equus is a closed-end management investment company that has elected to be treated as a business development company (hereafter, “BDC”) under the Investment Company Act of 1940 (“1940 Act”). In order to remain a business development company, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur. Equus is also a regulated investment company, (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, or the “Code.” As such, we are not required to pay corporate-level income tax on the Fund’s investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements. For a discussion of these requirements necessary to maintain our status as a business development company and as a RIC, please see “Regulation as a Business Development Company—General” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company,” respectively.

Our principal office is located at Eight Greenway Plaza, Suite 930, Houston, Texas, 77046, and the telephone number is 1-888-358-7575. Our corporate website is located at www.equuscap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on The New York Stock Exchange under the ticker symbol “EQS”.

Significant Developments

Our Board of Directors (sometimes referred to as the “Board”) and management of the Fund (“Management”) continue to believe that current market conditions and recent portfolio performance dictate the need to pursue a more active role in the management of these investments and to seek liquidity events at the appropriate time to protect and enhance shareholder value.  These activities include continuous monitoring and intensive reviews of portfolio company performance and expectations, providing follow-on capital when necessary, exploration of liquidity events for certain portfolio companies to position the Fund to maximize investment returns, and actively pursuing suitable new investments for the Fund.

On November 1, 2010, we announced that our Board of Directors had approved the terms of a non-transferable rights offering to our shareholders to purchase shares of our common stock. We intend to issue to stockholders of record non-transferable rights to subscribe for an aggregate of up to 2,953,882 shares of the Fund's common stock.

On June 9, 2010, we announced the appointment of John A. Hardy as Executive Chairman, Robert L. Knauss as Non-Executive Chairman, and Fraser Atkinson as Chairman of the Fund’s Audit Committee.  The summary biographies of these individuals may be found on the Fund’s website at www.equuscap.com or in the Fund’s annual proxy statement to be sent to shareholders subsequent to the filing of this report on Form 10-K.

On May 12, 2010, our shareholders elected four new members to our Board, each of whom had no prior connection with the Fund.  The results of this election were certified on May 20, 2011.  These four individuals have sound finance and investment management backgrounds, execution and management expertise, access to deal flow across diverse industries around the world, and strength in global capital markets.

During 2010 and continuing into 2011, we sold certain of the Fund’s investment holdings for cash in an effort to enhance the Fund’s liquidity and position the Fund for future growth.

During 2009, we executed a management internalization strategy initiated to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and continue to provide enhanced communication with shareholders. We believe these actions are necessary to protect capital and liquidity in order to preserve and enhance shareholder value.

Investment Objective

    Our investment objective is to maximize the total return to our stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of small and middle market capitalization companies that are generally not publicly traded at the time of our investment.  As we grow and develop the Fund, we intend to include investments in progressively larger enterprises.

Investment Strategy

    Beginning in 2006, we implemented a revised investment strategy to attempt to strike a balance between the potential for gain and the risk of loss.  With respect to capital appreciation, Equus is a “growth-at-reasonable-price” investor that seeks to identify and acquire securities that meet our criteria for selling at reasonable prices.  We give priority to cash producing investments wherein we invest principally in debt or preferred equity financing with the objective of generating regular interest and dividend income back to the Fund.  Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.   Given market conditions over the past several years and the performance of our portfolio, our Management and board of directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

Investment Criteria

    Consistent with our investment objective and strategy, Management evaluates prospective investments based upon the criteria set forth below. We may modify some or all of these criteria from time to time.

•
Management Competency and Ownership. We seek to invest in companies with experienced management teams who have demonstrated a track record of successful performance.  Further, we desire to invest in companies with significant management ownership.  We believe that significant management ownership in small capitalization and middle market companies provides appropriate incentives and an alignment of interests for management to maximize shareholder value.  In addition, we will seek to design compensation and incentive arrangements that align the interests of the portfolio company’s management with those of the Fund to enhance potential returns.

•
Substantial Target Market. We desire to focus on companies whose products or services have favorable growth potential and strong competitive positions in their respective markets.   These positions may be as leadership positions within a given industry or market niche positions in which the product or service has a demonstrated competitive advantage.  The market in which a potential portfolio company operates should either be sizeable or have significant growth potential.

•
History of Profitability and Favorable Growth Potential. We target companies that have demonstrated a history of profitability or a reasonable expectation of a return to profitability in the near future.

•	Ability to Provide Regular Cash Interest and Distributions. We look for companies with strong cash flow models sufficient to provide regular and consistent interest and/or preferred dividend payments.

•
Management Assistance and Substantial Equity.   Given the requirements of a BDC under the 1940 Act, we seek to invest in companies that will permit substantial managerial assistance including representation on the board of directors of the company.  With regard to equity investments, we desire to obtain a substantial investment position in portfolio companies.  This position may be as a minority shareholder with certain contractual rights and powers, or as a majority shareholder, and should otherwise allow us to have substantive input on the direction and strategies of the portfolio company.

•
Plausible Exit and Potential for Appreciation. Prior to investing in a portfolio company, we will seek to analyze potential exit strategies and pursue those investments with such strategies as may be achievable.

Investment Operations

Our investment operations consist principally of the following basic activities:

Investment Selection. We expect that many of our investment opportunities will come from management, members of our Board, other private equity investors, direct approaches from prospective portfolio companies and referrals from investment banks, business brokers, commercial, regional and local banks, attorneys, accountants and other members of the financial community. Subject to the approval of our Board, we may compensate certain referrals with finder’s fees to the extent permissible under applicable law and consistent with industry practice.

Due Diligence. Once a potential investment is identified, we undertake a due diligence review using information provided by the prospective portfolio companies and publicly available information. Management may also seek input from consultants, investment bankers and other knowledgeable sources. The due diligence review will typically include, but is not limited to:

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

Structuring Investments. We typically negotiate investments in private transactions directly with the owner or issuer of the securities acquired. Management structures the terms of a proposed investment, including the purchase price, the type of security to be purchased and our future involvement in the portfolio company’s business. We seek to structure the terms of the investment to provide for the capital needs of the portfolio company while maximizing our opportunities for current income and capital appreciation. In addition, we may invest with other co-investors including private equity firms, business development companies, small business investment companies, venture capital groups, institutional investors and individual investors.

Providing Management Assistance and Monitoring of Investments. Successful private equity investments typically require active monitoring of, and significant participation in, major business decisions of portfolio companies. In many cases, officers and directors of the Fund serve as members of the boards of directors of portfolio companies. Such management assistance is required of a business development company under the 1940 Act. We seek to provide guidance and management assistance with respect to such matters as capital structure, acquisitions, budgets, profit goals, corporate strategy, portfolio management and potential sale of the company or other exit strategies. In connection with their service as directors of portfolio companies, officers and directors of the Fund may receive and retain directors’ fees or reimbursement for expenses incurred, and may participate in incentive stock option plans for non-employee directors, if any. When necessary and as requested by any portfolio company, Management, on behalf of the Fund, may also assign staff professionals with financial or management expertise to assist portfolio company management.

Follow-On Investments

Following our initial investment, a portfolio company may request that we make follow-on investments by providing additional equity or loans needed to fully implement our business plans to develop a new line of business or to recover from unexpected business problems or other purposes. In addition, follow-on investments may be made to exercise warrants or other preferential rights granted to the Fund or otherwise to increase its position in a portfolio company. We may make follow-on investments in portfolio companies from cash on hand or borrow all or a portion of the funds required. If we are unable to make follow-on investments due to lack of available capital, the portfolio company in need of the investment may be negatively impacted and our equity interest in the portfolio company may be diluted if outside equity capital is required.

Disposition of Investments

The method and timing of the disposition of our investments in portfolio companies are critical to our ability to realize capital gains and minimize capital losses. We may dispose of our portfolio securities through a variety of transactions, including recapitalizations, refinancings, management buy-outs, repayments from cash flow, acquisitions of portfolio companies by a third party and outright sales of the Fund’s securities in a portfolio company. In addition, we may distribute our portfolio securities in-kind to our stockholders. In structuring our investments, we endeavor to reach an understanding with the management of the prospective portfolio company as to the appropriate method and timing of the disposition of the investment. In some cases, we seek registration rights for our portfolio securities at the time of investment which typically provide that the portfolio company will bear the cost of registration. To the extent not paid by the portfolio company, the Fund typically bears the costs of disposing of its portfolio investments.

Current Portfolio Companies

For a description of our current portfolio company investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Portfolio Investments.”

Valuation

On at least a quarterly basis, Management values our portfolio investments. These valuations are subject to the approval and adoption of the Board. Valuations of our portfolio securities at “fair value” are performed in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The fair value of investments for which no market exists (including most of the Fund’s investments) is determined through procedures established in good faith by the Board. As a general principle, the current “fair value” of an investment is the amount the Fund might reasonably expect to receive upon its sale in an orderly manner. There are a range of values that are reasonable for such investments at any particular time.

Generally, the Fund will utilize the original investment amount to determine fair value until a significant development affecting the portfolio company (such as updated financial results or a change in general market conditions) provides a basis for an adjustment to the valuation. The Fund bases adjustments upon such factors as the portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, the Fund may base a portfolio company’s fair value upon the company’s estimated liquidation value. Fair valuations are necessarily subjective, and management’s estimate of fair value may differ materially from amounts actually received upon the disposition of its portfolio securities. Also, any failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in increased volatility and result in a significant and rapid change in its value.

We may also use, when available, third-party transactions in a portfolio company’s securities as the basis for our valuation. We use this method only with respect to completed transactions or firm offers made by sophisticated, independent investors. The Board did not retain independent valuation firms for the valuations at December 31, 2010.

To the extent that market quotations are readily available for our investments and such investments are freely transferable, we value them at the closing market price on the date of valuation. For securities which are of the same class as a class of public securities but are restricted from free trading (such as Rule 144 stock), we establish our valuation by discounting the closing market price to reflect the estimated impact of illiquidity caused by such restriction. We generally hold investments in debt securities to maturity. Accordingly, we determine the fair value of debt securities on the basis of the terms of the debt securities and the financial condition of the issuer. We value certificates of deposit at their face value, plus interest accrued to the date of valuation

Our Board reviews the valuation policies on a quarterly basis to determine their appropriateness and reserves the right to hire and from time to time utilizes independent valuation firms to review Management’s valuation methodology or to conduct an independent valuation.

On a daily basis, we adjust net asset value for changes in the value of publicly held securities, if any, and for material changes in the value of investments in securities issued by private companies. We report these amounts to Lipper Analytical Services, Inc. Weekly, and our daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Competition

We compete with a large number of public and private equity and mezzanine funds and other financing sources, including traditional financial services companies such as finance companies and commercial banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Our competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company.

There is no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. In addition, because of this competition, we may not be able to take advantage of attractive investment opportunities and may not be able to identify and make investments that satisfy our investment objectives or meet our investment goals.

Properties

Our principal executive offices are located at Eight Greenway Plaza, Suite 930, Houston, Texas 77046. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

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

We  may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act.

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

Temporary Investments. Pending investment in portfolio companies, we invest our available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, “Temporary Investments”). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody’s Investor Services, Inc. or Standard & Poor’s Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether we have 70% of our total assets invested in qualifying assets or in qualified Temporary Cash Investments for purposes of the business development company provisions of the 1940 Act. Leverage. We are permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock senior to the common stock if our asset coverage, as defined in the 1940 Act, is at least 200% after the issuance of the debt or the senior stockholders’ interests. In addition, provisions must be made to prohibit any distribution to common stockholders or the repurchase of any shares unless the asset coverage ratio is at least 200% at the time of the distribution or repurchase.

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

No Redemption Rights. Since we are a closed-end business development company, our stockholders have no right to present their shares to the Fund for redemption. Recognizing the possibility that our shares might trade at a discount, our board of directors has determined that it would be in the best interest of our stockholders for the Fund to be authorized to attempt to reduce or eliminate a market value discount from net asset value. Accordingly, from time to time we may, but are not required to, repurchase our shares (including by means of tender offers) to attempt to reduce or eliminate any discount or to increase the net asset value of our shares.

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

In addition, with respect to each calendar year, if we distribute or have treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of our net capital gain income for each one-year period ending on October 31, and distribute 98% of our investment company net ordinary income for such calendar year (as well as any ordinary income not distributed in prior years), we will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of regulated investment companies. The 2010 RIC Modernization Act increases the percentage of pre-October 31 capital gains included in the required distribution amount to 98.2% and provides for the inclusion of amounts for which estimated tax was paid during the calendar year in the distributed amount.

If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a regulated investment company in any taxable year, we will be subject to tax in such year on all of our taxable income, regardless of whether we make any distribution to our stockholders. In addition, in that case, all of our distributions to our stockholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits). We have distributed and currently intends to distribute sufficient dividends to eliminate our investment company taxable income.

Fees Paid to the Former Adviser and Former Administrator of the Fund

On June 12, 2009 our board of directors elected to “internalize” management of the Fund.  As such, we did not renew the Advisory Agreement with Moore Clayton Capital Advisors, Inc. (“MCCA”) or the Administration Agreement with Equus Capital Administration Company, Inc. (“ECAC”), both of which expired on June 30, 2009.  MCCA and ECAC were compensated under their contractual agreements through June 30, 2009 as described below.

The Advisory Fee. MCCA managed our investments pursuant to an Advisory Agreement which included, among other services from MCCA:

•	Determining the composition of our portfolio, the nature and timing of the changes therein, and the manner of implementing such changes;

•	Identifying, evaluating, and negotiating the structure of our investments;

•	Monitoring the performance of, and managing our investments;

•	Determining the securities and other assets that we will purchase, retain, or sell and the terms on which any such securities are purchased and sold;

•	Arranging for the disposition of our investments; and

•	Other specified services.

MCCA received a base advisory fee at an annual rate of 2% of our net assets, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of our net investment income for a quarter that exceeded a quarterly hurdle rate equal to 2% (8% annualized) of our net assets, and (ii) 20% of our net realized capital gains less unrealized capital depreciation, paid on an annual basis. The Fund was responsible for the costs and expenses of our business, operations, and investments. These costs and expenses, included among other items:

•	Administration fees and expenses payable under the Administration Agreement;

•	Costs of proxy solicitation and meetings of stockholders and the Board;

•	Charges and expenses of our custodian, administrator, and transfer and dividend disbursing agent;

•	Compensation and expenses of our independent directors;

•	Legal and auditing fees and expenses; and

•	Subject to Board approval, certain other reasonable costs and expenses directly allocable and identifiable to the Fund or its business or investments.

The Former Administrator. ECAC managed our administrative and business operations pursuant to an Administration Agreement. ECAC provided us, at its expense, with office space, facilities, equipment and personnel necessary for the conduct of our business. We reimbursed ECAC for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements did not exceed $0.5 million per year. The Administration Agreement could be terminated by either party without penalty upon 60 days’ written notice to the other party.  As stated above, the independent directors elected not to renew the agreement as of June 30, 2009.

Custodian

We act as the custodian of our securities to the extent permitted under the 1940 Act and are subject to the restrictions imposed on self-custodians by the 1940 Act and the rules and regulations thereunder. We have also entered into an agreement with Amegy Bank with respect to the safekeeping of our securities. The principal business office of Amegy Bank is 4400 Post Oak Parkway, Houston, Texas 77019.

Transfer and Disbursing Agent

We employ American Stock Transfer & Trust Company as our transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of the Fund’s transfer agent is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219.

Certifications

In June 2010, we submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of our Executive Chairman. In addition, certifications by our Principal Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Item 1A. Risk Factors

    An investment in our securities involves certain risks relating to our structure and investment objectives.  The risks and uncertainties described below are not the only ones facing Equus.  You should carefully consider these risks, together with all of the other information included in the annual report on Form 10-K, including our financial statements and the related notes thereto. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

     If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  If that happens, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to the Our Investments

    Investments in small capitalization companies present certain risks that may not exist to the same degree as investments in larger, more established companies and will cause such investments to be volatile and speculative.

We have invested and may continue to invest, in private, small and/or new companies that may be in their early stages of development.  Investments in these types of companies involve a number of significant risks, including the following:

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

•
They are more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation or termination of one or more of those persons could have a material adverse effect on their business and prospects and, in turn, on our investment;

•	They may have difficulty accessing the capital markets to meet future capital needs;

•
They generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•
Generally little public information exists regarding these companies, and investors in these companies generally must rely on the ability of the equity sponsor to obtain adequate information for the purposes of evaluating potential returns and making a fully informed investment decision.

There is uncertainty regarding the value of our privately held securities.

Our net asset value is based on the value we assign to our portfolio investments.  We determine the value of our investments in securities for which market quotations are not available as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim.  Because of the inherent uncertainty of the valuation of portfolio securities that do not have readily ascertainable market values, our fair value determination may differ materially from the value that would have been used had a ready market existed for the securities.  We determine the fair value of investments for which no market quotations are available based upon a methodology that we believe reaches a reasonable estimation of fair value.  However, we do not necessarily apply multiple valuation metrics in reaching this determination and, in some cases, we do not obtain any third party valuations before reaching this determination.  Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of interest income recognition.  Our net asset value could be affected materially if our determinations of the fair value of our investments differ significantly from values based on a ready market for these securities.

At December 31, 2010, none of the securities in which we have invested is publicly traded or has readily available market quotations.  If, in the future, we make investments in companies whose securities are publicly traded and valued at their quoted market price (less a discount to reflect the estimated effects of restrictions on the sale of such securities), we will adjust our net asset value for changes in the value of any publicly held securities on a daily basis.

We depend upon Management for our future investment success.

We depend upon the diligence and skill of Management to select, structure, close and monitor our investments.  Management is responsible for indentifying, structuring, evaluating, monitoring, and disposing of our investments, and the services they collectively provide significantly impact our results of operations.  Our future success will depend to a significant extent on the continued service and coordination of Management.  Our success will depend on our ability to retain our existing Management and to recruit additional other highly qualified individuals.  If we are unable to integrate new investment and management personnel, we may be unable to achieve our desired investment results.

Management may not be able to implement our investment objective successfully.

Our current portfolio represents a shift from a regional focus and a record of investing in basic manufacturing and service companies to an investment strategy focused in sectors that are driven by significant social and demographic trends, such as an aging population, increased leisure time, the globalization of business and widespread concern about the environment and increasingly scarce energy resources.  Given recent economic events and changes in our board of directors and Management, we have revised our strategy to be more opportunistic, emphasizing investments which generate regular cash income and distributions, with less regard for a particular industry sector.  In order to implement our investment strategy, Management must analyze, conduct due diligence, invest in, monitor and sell companies in industries in which many of them have not previously been involved.  Also, we expect that our investment strategy will continue to require Management to investigate and monitor investments that are much more broadly dispersed geographically.  In addition, Management is required to provide valuations for investments in a broader range of securities, including debt securities, which may require expertise beyond that previously required.  We cannot assure investors that the overall risk of their investment in the Fund will be reduced as a result of our investment strategy.  In addition, following this rights offering, we may make additional investments in our existing portfolio companies and, therefore, the level of risk with respect to certain investments may be higher than it was prior to this rights offering.  If Management cannot achieve our investment objective successfully, the value of your investment in our common stock could decline substantially.

We may not realize gains from our equity investments.

We frequently invest in the equity securities of our portfolio companies.  Also, when we make a loan, we generally receive warrants to acquire stock issued by the borrower.  Ultimately, our goal is to sell these equity interests and realize gains.  These equity interests may not appreciate and, in fact, may depreciate in value.  Several of our portfolio companies have experienced net losses in recent years or have negative net worth as of their most recent available balance sheet date.  At December 31, 2010, several of our portfolio investments had estimated fair values, based upon our valuation methodologies, significantly below the initial cost of such investments.  At December 31, 2010, the cost basis of our portfolio investments was $55.0 million and our estimated fair value was $27.7 million.  Also, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them.  Given these factors, there is a risk that we will not realize gains upon the sale of those or other equity interests that we hold.

We may not be able to make additional investments in our portfolio companies from time to time, which may dilute our interests in such companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company, or may have the opportunity to increase our investment in that company through the exercise of a warrant to purchase common stock or through follow-on investments in the debt or equity of that company.  We cannot assure you that we will make, or have sufficient funds to make, any such follow-on investments.  Any decision by us not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of investment and may result in a missed opportunity for us to increase our participation in a successful operation.  A decision not to make a follow-on investment may also dilute our equity interest in, or reduce the expected yield on, our investment.

We have invested in a limited number of portfolio companies.

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer.  As a matter of policy, we generally have not initially invested more than 15% of the value of our net assets in a single portfolio company.  In view of the net asset value of the Fund as at December 31, 2010, however, we would expect that any new investments may exceed this percentage for the intermediate future.  Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 15% of our net assets being invested in a single portfolio company at a particular time.

A consequence of a limited number of investments is that changes in business or industry trends or in the financial condition, results of operations or the market’s assessment of any single portfolio company will affect our net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding a greater number of investments.

The lack of liquidity of our privately held securities may adversely affect our business.

Our portfolio investments consist principally of securities that are subject to restrictions on sale because they are not listed or publicly traded securities.  If any of these securities were to become publicly traded, our ability to sell them may still be restricted because we acquired them from the issuer in “private placement” transactions or because we may be deemed to be an affiliate of the issuer.  We will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act and applicable state securities laws, unless an exemption from such registration requirements is available.  In addition, contractual or practical limitations may restrict our ability to liquidate our securities in portfolio companies because those securities are privately held and we may own a relatively large percentage of the issuer’s outstanding securities.  Sales also may be limited by market conditions, which may be unfavorable for sales of securities of particular issuers or generally.  The illiquidity of our investments may preclude or delay any disposition of such securities, which may make it difficult for us to obtain cash equal to the value at which we record our investments if the need arises.

We have limited public information regarding the companies in which we invest.

Our portfolio consists entirely of securities issued by privately held companies.  There is generally little or no publicly available information about such companies, and we must rely on the diligence of Management to obtain the information necessary for our decision to invest in them and in order to monitor them effectively.  We cannot assure you that such diligence efforts will uncover all material information about such privately held businesses necessary to make fully informed investment decisions.

Our portfolio companies may be highly leveraged.

Investments in leveraged buyouts and in highly leveraged companies involve a high degree of business and financial risk and can result in substantial losses.  A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.  The use of leverage by portfolio companies also magnifies the increase or decrease in the value of our investment as compared to the overall change in the enterprise value of a portfolio company.

Many of our portfolio companies have incurred substantial debt in relation to their equity capital.  Such indebtedness generally has a term that will require that the balance of the loan be refinanced when it matures.  If a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on its debt or is not successful in refinancing the debt upon its maturity, our investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or by the portfolio company’s reorganization or bankruptcy.

A substantial portion of the debt incurred by portfolio companies may bear interest at rates that fluctuate in accordance with a stated interest rate index or the prime lending rate.  The cash flow of a portfolio company may not be sufficient to meet increases in interest payments on its debt.  Accordingly, the profitability of our portfolio companies, as well as the value of our investments in such companies, will depend significantly upon prevailing interest rates.  In recent months the level of interest rates have increased, which will have an adverse effect on the ability of our portfolio companies to service their floating rate debt and on their profits.

Leverage may impair the ability of our portfolio companies to finance their future operations and capital needs.  As a result, the ability of our portfolio companies to respond to changing business and economic conditions and to business opportunities may be limited.

The use of leverage may adversely affect our performance.

Although we have no intention of doing so at any time in the next 12 months, we may utilize leverage for the Fund by borrowing or issuing preferred stock or short-term debt securities.  Borrowings and other capital generated from leverage will result in lenders and other creditors with fixed dollar claims on our assets that are superior to the claims of our common shareholders.  If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged.  Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed.  Leverage is generally considered a speculative investment technique.

Our business depends on external financing.

Our business requires a substantial amount of cash to operate.  We may borrow funds to pay contingencies or expenses or to make investments, to maintain our pass-through tax status as a RIC under Subchapter M of the Code.  We are permitted under the 1940 Act to borrow if, immediately after the borrowing, we have an asset coverage ratio of at least 200%.  That is, we may borrow an amount equal to as much as 50% of the fair value of our total assets (including investments made with borrowed funds).  The amount and nature of any such borrowings depend upon a number of factors over which we have no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of our stockholders.  The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in our net asset value.  While the “spread” between the current yield on our investments and the cost of any loan would augment the return to our stockholders, if the spread narrows (because of an increase in the cost of debt or insufficient income on our investments), distributions to our stockholders could be adversely affected.  This may render us unable to meet our obligations to our lenders, which might then require us to liquidate some or all of our investments.  There can be no assurance that we would realize full value for our investments or recoup all of our capital if we needed to liquidate our portfolio investments.

Many financial institutions are unwilling to lend against a portfolio of illiquid, private securities.  The make-up of our portfolio has made it more difficult for us to borrow at the level and on the terms that we desire.  Our borrowings have historically consisted of a revolving line of credit, the proceeds of which we may use to provide liquidity for expenses and contingencies and to make new or follow-on investments, and a line of credit, promissory note or margin account used quarterly to enable us to achieve adequate diversification to maintain our pass-through tax status as a RIC.  Although we believe the Fund’s liquidity is sufficient for our operating expenses for the next twelve months, we could be wrong.  If we are wrong, we would have to obtain capital from other sources to pay Fund expenses, which could involve selling one or more of our portfolio holdings at an inopportune time and at a price that may be less than would be received if such holding were sold in a more competitive and orderly manner.

The costs of borrowing money may exceed the income from the portfolio securities we purchase with the borrowed money.  We will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Fund (including any interest paid on the money borrowed).  A decline in net asset value could affect our ability to make distributions on our common stock.  Our failure to distribute a sufficient portion of our net investment income and net realized capital gains could result in a loss of pass-through tax status or subject us to a 4% excise tax.  If the asset coverage for debt securities issued by the Fund declines to less than 200% (as a result of market fluctuations or otherwise), we may be required to sell a portion of our investments when it is disadvantageous to do so.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our net assets have declined substantially since 2007 and we have had net investment losses in four out of the past five years.

Our net assets have declined from $103.2 million at the end of 2007 to $38.1 million as of December 31, 2010.  Moreover, we have had net investment losses in four out of the past five years, with a net investment loss of $0.8 million for the year ended December 31, 2010.  We cannot assure you that we will be able to increase our net assets or generate net investment income.  If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, its results of operation, and its financial condition.  You could lose all or a substantial amount of your investment in the Fund as a result.

We may not be able to recommence our managed distribution policy and you might not receive dividends on your shares.

On March 24, 2009, we announced a suspension of our managed distribution policy and payment of quarterly dividends for an indefinite period, following the distribution of the first quarter 2009 dividend paid on March 30, 2009.  As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year.  In the first six months of 2010, we underwent certain changes in our board of directors and Management.  These changes and the rights offering have been pursued, in part, with the objective of increasing the number of attractive investment opportunities to us and revising our investment strategy to include more recurrent cash income producing investments, all of which could ultimately result in the resumption of our managed distribution policy at some time in the future.  The implementation of these revisions to our investment strategy and the recurrent generation of cash income from our investments, however, cannot be guaranteed.  If we were unable to resume our managed distribution policy and were further unable to profitably sell or otherwise dispose of our portfolio company investments, you might not receive dividends on your shares.

We operate in a highly competitive market for investment opportunities.

We compete with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, investment entities, foreign investors and individuals and other sources of financing, including traditional financial services companies such as commercial banks.  In recent years, the number of investment vehicles seeking small capitalization investments has increased dramatically.  Many of our competitors are substantially larger and have considerably greater financial resources than we do, and some may be subject to different and frequently less stringent regulation.  As our portfolio size increases, we expect that some of our investments will be larger.  We believe that we will face increased competition to participate in these larger transactions.  These competitors may have a lower cost of funds and many have access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares.  As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Failure to deploy new capital may reduce our return on equity.

If all of the rights are exercised after the completion of this rights offering, we will increase the amount of our available cash on hand for investments.  If we then fail to invest our new capital in a timely and effective manner, our return on equity will be negatively impacted, which could reduce the price of the shares of our common stock that you own.  We believe we can identify and invest the net proceeds of this rights offering in approximately six months; however, our ability to do so will depend, in part, on conditions outside of our control.  If we cannot find investment opportunities consistent with our investment objective and market conditions, we will invest the proceeds of this rights offering in temporary investments such as cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.  This would result in income to the Fund that is lower than we currently expect, which would depress our overall returns and dividends paid to stockholders.  See “Regulation as a Business Development Company – Temporary Investments.”

Our investments in foreign securities, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be made in securities of foreign companies.  Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks may include fluctuations in foreign currency values, changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments are denominated in U.S. dollars, any investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.  We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or that, if we do, such strategies will be effective.

An economic downturn could affect our operating results.

An economic downturn may adversely affect companies having an enterprise value varying from $15 to $75 million, which are our primary market for investments.  During periods of adverse economic conditions such as presently exists generally in the United States, these companies often experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs.  During such periods, these companies also may have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due.  Any of the foregoing developments could cause the value of our investments in these companies to decline.  In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments.  Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly operating results due to a number of factors, including variations in, and the timing of, the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, the ability to find and close suitable investments and general economic conditions.  The volatility of our results is exacerbated by our relatively small number of investments.  As a result of these factors, you should not rely on our results for any period as being indicative of performance in future periods.

The due diligence process that we undertake in connection with our investments may not reveal all facts that may be relevant in connection with an investment.

Before making our investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment.  The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation.  When conducting due diligence, we evaluate a number of important business, financial, tax, accounting, environmental and legal issues in determining whether or not to proceed with an investment.  Our due diligence review with respect to a potential portfolio company typically includes, but is not limited to, a review of historical and prospective financial information including audits and budgets, on-site visits and interviews with management, employees, customers and vendors, a review of business plans and an analysis of the consistency of operations with those plans, and other research relating to the company, management, industry, markets, products and services, and competitors.  Outside consultants, legal advisers, accountants and investment banks are expected to be involved in the due diligence process in varying degrees depending on the type of investment.  Nevertheless, when conducting due diligence and making an assessment regarding an investment, we are required to rely on resources available to us, including information provided by the portfolio company and, in some circumstances, third party investigations.  The due diligence process may at times be subjective, including with respect to newly organized companies for which only limited information is available.  Accordingly, we cannot assure you that the due diligence investigation that we will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.  We also cannot assure you that such an investigation will result in an investment being successful.

Risks Related to Our Business and Structure

Our ability to invest in private companies may be limited in certain circumstances.

If we are to maintain our status as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.  A principal category of qualifying assets relevant to our business is securities purchased in transactions not involving any public offer from issuers that are eligible portfolio companies under the 1940 Act.  Investments in companies organized outside of the United States or having a principal place of business outside of the United States are not eligible portfolio companies.

Any failure on our part to maintain the Fund’s status as a BDC could reduce our operating flexibility.

If we do not maintain the Fund’s status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act.  This could impose tighter limitations on Equus in terms of the use of leverage and transactions with affiliated entities.  Such developments could correspondingly decrease our operating flexibility.

We may not continue to qualify as a RIC under the Code.

To remain entitled to the tax benefits accorded to RICs under the Code, we must meet certain income source, asset diversification and annual distribution requirements.  To qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities or currencies and net income from interests in certain “qualified” publicly traded partnerships.  The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. As discussed above in “Our business is dependent on external financing,” we historically have borrowed funds necessary to make qualifying investments to satisfy the Subchapter M diversification requirements.  If we fail to satisfy such diversification requirements and cease to qualify for conduit tax treatment, we will be subject to income tax on our income and gains and will not be permitted to deduct distributions paid to stockholders. In addition, our distributions will be taxable as dividends to the extent paid from earnings and profits. We may also cease to qualify as a RIC, or be subject to income tax and/or a 4% excise tax, if we fail to distribute a sufficient portion of our net investment income and net realized capital gains.  The loss of our RIC qualification would have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

Because we intend to distribute substantially all of our income and net realized capital gains to our stockholders, we will need additional capital to finance our growth.

In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, except for limited situations such as this offering, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, any such effects may adversely affect our business and impact our ability to make distributions.

Risks Related to Our Operation as a BDC

Our management team has limited experience managing a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. See “Regulation as a Business Development Company.” Our management team’s limited experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. If we do not remain a BDC, we might be regulated as a closed-end investment management company under the 1940 Act, which would further decrease our operating flexibility and may prevent us from operating our business as described in this prospectus. See “Regulation as a Business Development Company.”

Furthermore, our management team’s limited experience in managing a BDC that qualifies as a RIC, which is subject to operating limitations under the Code, may hinder our ability to invest in certain assets that might otherwise be part of our investment strategy, thus reducing the return on your investment. For a description of the requirements to maintain RIC pass-through tax treatment, please see “Certain U.S. Federal Income Tax Considerations.”

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of additional capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

•             Senior Securities.  As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than that of our common stockholders. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•             Additional Common Stock.  Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could negatively affect the profitability of our operations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders, could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

Item  1B. Unresolved Staff Comments

Not applicable.

Item  2. Properties

We do not own any real estate or other physical properties. Our principal executive offices are located at Eight Greenway Plaza, Suite 930, Houston, Texas 77046. We believe that these leased office facilities are suitable and adequate for the business as it is contemplated to be conducted.

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

On April 26, 2010, the SEC also subpoenaed our records in connection with certain trades in our shares by SPQR Capital LLP, SAE Capital Ltd., Versatile Systems Inc., Mobiquity Investments Limited, and anyone associated with those entities.  We have fully cooperated with the SEC’s request.

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

Item  4. Reserved

PART II

Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “EQS”. We had approximately 4,000 stockholders as of December 31, 2010, 845 of which were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2010, our net asset value was $4.29 per share of our common stock.

The following table reflects the high and low closing sales prices per share of our common stock on the New York Stock Exchange, net asset value, or NAV and quarterly dividends declared per share for the two years ended December 31, 2010, by quarter:

	2010				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$ 3.50	$ 3.23	$ 2.58	$ 2.50	$ 4.90	$ 3.44	$ 3.40	$ 3.81
Low	$ 2.66	$ 2.57	$ 2.11	$ 2.03	$ 2.85	$ 2.10	$ 2.79	$ 3.04
NAV	$ 5.66	$ 4.28	$ 3.55	$ 4.29	$ 8.96	$ 8.24	$ 7.41	$ 5.74
Dividends Declared	$ -	$ -	$ -	$ -	$ 0.108	$ -	$ -	$ -

As a regulated investment company under Subchapter M of the Internal Revenue Code, we are required to distribute to our stockholders, in a timely manner, at least 90% of our taxable net investment income each year. If we do not distribute, in a timely manner, 98.2% of our taxable net capital gains and 98.2% of our taxable net investment income each year (as well as any portion of the respective 2% balances not distributed in the previous year), we will be subject to a 4% non-deductible federal excise tax on certain undistributed income of regulated investment companies. Under the 1940 Act, we are not permitted to pay dividends to stockholders unless we meet certain asset coverage requirements. If taxable net investment income is retained, we will be subject to federal income and excise taxes. We reserve the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and our stockholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their fund shares by the difference between their undistributed capital gains and their tax credit. The 2010 RIC Modernization Act increases the percentage of pre-October 31 capital gains included in the required distribution amount to 98.2% and provides for the inclusion of amounts for which estimated tax was paid during the calendar year in the distributed amount.

On March 24, 2009, we announced that we suspended our managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend, paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. On February 27, 2009, we announced the declaration of a first quarter dividend of $0.1075 per share in accordance with the our revised managed distribution policy, pursuant to which we intend to pay quarterly dividends at an annualized rate equal to 10% of our market value based on the 2008 year-end closing price of $4.30. A stock dividend in the amount of $0.9 million was payable on March 30, 2009 to shareholders of record as of March 9, 2009. We issued 296,528 additional shares of our common stock at an effective price of $3.10 per share and paid $2,000 in cash for fractional shares.

We invest in companies that are believed to have a high potential for capital appreciation, and we intend to realize the majority of our profits upon the sale of our investments in portfolio companies. Consequently, most of the companies in which we invest do not have established policies of paying annual dividends. However, a portion of the investments in portfolio securities held by the Fund consists of interest-bearing subordinated debt securities or dividend-paying preferred stock.

During the fiscal years ended December 31, 2010 and December 31, 2009, respectively, we did not sell any securities that were not registered under the Securities Act of 1933.

Item  6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2010 (in thousands, except per share data):

	2010	2009	2008	2007	2006

(in thousands, except per share amounts)
Total investment income	$2,904	$3,771	$3,181	$4,857	$6,016
Net investment (loss) income	$(770)	$195	$(713)	$(523)	$(102)
Net realized gain (loss) of portfolio securities	$(7)	$(15,555)	$924	$5,264	$19,012
Net change in unrealized appreciation (depreciation)
of portfolio securities	$(12,073)	$(12,172)	$(19,873)	$7,526	$(4,751)
Net increase (decrease) in net assets resulting
from operations	$(12,850)	$(27,532)	$(19,662)	$12,267	$14,159
Distribution from net investment income	$-	$(195)	$-	$-	$-
Return of capital distribution	$-	$(726)	$(3,267)	$-	$(10,200)
Distribution of realized gains	$-		$(2,065)	$(4,123)	$(9,254)
Total assets	$53,454	$81,007	$124,063	$134,730	$125,866
Total net assets	$38,051	$50,901	$78,435	$103,216	$93,236
Net cash (used in) provided by operating activities	$16,599	$12,361	$(32,138)	$(18,264)	$59,930
Shares outstanding at end of year	8,862	8,862	8,565	8,401	8,164
Weighted average shares outstanding, basic	8,862	8,790	8,429	8,251	7,949
Per Share Data:
	2010	2009	2008	2007	2006
Net investment (loss) income	$(0.09)	$0.02	$(0.08)	$(0.06)	$(0.01)
Net realized gain (loss) of portfolio securities	$(0.00)	$(1.77)	$0.11	$0.64	$2.39
Net change in unrealized appreciation (depreciation)
of portfolio securities	$(1.36)	$(1.38)	$(2.36)	$0.91	$(0.60)
Net increase (decrease) in net amounts resulting from
operations per share, basic and diluted	$(1.45)	$(3.13)	$(2.33)	$1.49	$1.78
Distribution from net investment income	$-	$(0.02)	$-	$-	$-
Return of capital distribution	$-	$(0.09)	$(0.39)	$-	$(1.38)
Distribution of realized gains	$-	$-	$(0.24)	$(0.50)	$(1.25)
Net asset value (including unrealized appreciation)	$4.29	$5.74	$9.16	$12.29	$11.42

The Fund’s investment advisory agreement with its former advisor terminated on June 30, 2009

Item  7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Equus is a BDC that provides financing solutions for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income.

In June 2005, we retained Moore Clayton Capital Advisors, Inc. (“MCCA”) as our registered investment adviser to manage our portfolio and provide access to investment opportunities.  Our investment advisory agreement with MCCA terminated on June 30, 2009 and we have since internalized the management of the Fund. We now directly employ our management team and incur the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to us under a fee-based advisory agreement, or an administrative organization charging us for services rendered.  We expect that, because of management internalization, certain expenses of the Fund will not increase commensurate with an increase in the size of the Fund and, therefore, we can achieve efficiencies in our cost structure if we are able to grow the Fund.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of the Fund’s total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and short-term high-quality debt investments. Equus is a RIC under Subchapter M of the Code. To qualify as a RIC, we must meet certain source of income and asset diversification requirements. If we comply with the provisions of Subchapter M, the Fund generally does not have to pay corporate-level income taxes on any income that distributed to our stockholders.

 Investment Income. We generate investment income from interest payable on the debt securities that the Fund holds, dividends received on equity interests in our portfolio companies and capital gains, if any, realized upon sales of equity and, to a lesser extent, debt securities in the investment portfolio. Our equity investments may include shares of common and preferred stock, membership interests in limited liability companies and warrants to purchase additional equity interests. These equity securities may or may not pay dividends, and the exercise prices of warrants that we acquire in connection with debt investments, if any, vary by investment. Our debt investments in portfolio companies may be in the form of senior or subordinated loans and may be unsecured or have a first or second lien on some or all of the assets of the borrower. Our loans typically have a term of three to seven years and bear interest at fixed or floating rates. Interest on these debt securities is generally payable either quarterly or semiannually. Some promissory notes held by the Fund provide that a portfolio company may elect to pay interest in cash or provide that discount interest may accrete in the form of original issue discount or payment-in-kind (PIK) over the life of the notes by adding unpaid interest amounts to the principal balance. Amortization of principal on our debt investments is generally deferred for several years from the date of initial investment. The principal amount of these debt securities and any accrued but unpaid interest generally will become due at maturity. We also earn interest income at market rates on investments in short-term marketable securities. From time to time, we generate income from time to time in the form of commitment, origination and structuring fees in connection with our investments. We recognize all such fees when earned.

Expenses. Currently, our primary operating expenses consist of professional fees, compensation expense, and general and administrative fees.  During 2010, professional fees and other expenses incidental to our annual meeting and proxy contest were $0.8 million.  Prior to the internalization described above, our primary operating expenses consisted of investment advisory and management fees payable to MCCA for its work in identifying, evaluating, negotiating, closing and monitoring investments. MCCA provided us with the services of its investment professionals and our former administrator, Equus Capital Administration Company, Inc. (“ECAC”) provided us the services of its administrative staff as well as its investment professionals. MCCA also provided and paid for the management services necessary to run the Fund’s business. Under the Advisory Agreement between MCCA and the Fund, MCCA received a management fee equal to an annual rate of 2% of our net assets, which was paid quarterly in arrears. Under the Advisory Agreement, we also agreed to pay an incentive fee to MCCA based on both realized investment income and net realized capital gains less unrealized capital depreciation. This incentive fee was equal to (a) 20% of the excess, if any, of our net investment income for each quarter that exceeded a quarterly hurdle rate equal to 2% (8% annualized) of our net assets, and (b) 20% of our net realized capital gain less unrealized capital depreciation. The incentive fee calculated in clause (b) was paid on an annual basis. ECAC provided administrative services to us for which we paid ECAC an administrative fee. Under the administration agreement we entered into with ECAC on June 30, 2005, we reimbursed the ECAC for its costs and expenses in performing its obligations and providing personnel and facilities up to a maximum of $0.5 million per year.  Pursuant to the internalization described above, our administration agreement with ECAC expired on June 30, 2009.  Consequently, all services previously provided to us by ECAC are now performed internally by our employees or from time to time by other third parties.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “—Significant Accounting Policies – Valuation” below. As of December 31, 2010, we had invested 72.7% of our net assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 16.6% by value in shares of common stock, 4.9% in membership interests in limited liability companies, 0.4% in options and warrants, and 50.8% in various debt instruments. Also, as of December 31, 2010, we had invested the proceeds of borrowings on margin (as discussed below under “—Financing Activities”) in short-term, highly liquid investments, consisting primarily of U.S. Treasury Bills, interest-bearing bank accounts and certificates of deposit, that are, in our opinion, appropriate for the preservation of the principal amount of such instruments.

Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2010, we had a total commitment of $0.3 million to Spectrum Management, LLC in the business products and services sector. See “—Portfolio Companies – Spectrum Management, LLC” below.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2010 and 2009, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. On March 24, 2009, we announced that we suspended our managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend to be paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end business development company, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our board of directors has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of the our shares. We are not required to undertake any such share repurchases, nor do we anticipate taking such action in 2011.

Significant Accounting Policies

Valuation of Investments— Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States of America and the financial reporting policies of the Securities and Exchange Commission (“SEC”). The applicable methods prescribed by such principles and policies are described below:

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

During the first twelve months after an investment is made, the Fund utilizes the original investment amount to determine the fair value unless significant developments have occurred during this twelve month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). After the twelve month period, or if material events have occurred within the twelve month period, Fund management considers a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, Fund management considers three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. Fund management allocates value to these securities based on their relative priorities. For equity securities such as warrants, the Fund may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model.

Market approach – The market approach typically employed by Fund management calculates the enterprise value of a company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company for the trailing twelve month period.  Adjustments to the company’s EBITDA, including those for non-recurring items, may be considered. Multiples are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable. The Fund may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Income approach – The income approach typically utilized by Fund management calculates the enterprise value of a company utilizing a discounted cash flow model incorporating projected future cash flows of the company.  Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable.

Asset approach – The Fund considers the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing the its debt upon maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

Fund management considers that the Fund’s general intent is to hold its loans to maturity when appraising its privately held debt investments. As such, Fund management believes that the fair value will not exceed the cost of the investment. However, in addition to the previously described analysis involving allocation of value to the debt instrument, the Fund performs a yield analysis to determine if a debt security has been impaired.

Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

The Audit Committee of the Board of Directors may engage independent, third-party valuation firms to conduct independent appraisals and review management’s preliminary valuations of each privately-held investment that the Fund (a) has held for more than one year and (b) holds on its books at a fair value of at least $2.0 million in order to make their own independent assessment. Any third-party valuation data would be considered as one of many factors in a fair value determination. The Audit Committee then would recommend the fair values for all privately-held securities based on all relevant factors to the Board of Directors for final approval.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $27.7 million and $42.4 million as of December 31, 2010 and 2009, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of December 31, 2010 or 2009.

On a daily basis, we adjust our net asset value for the changes in the value of our publicly held securities, if applicable, and material changes in the value of private securities, generally determined on a quarterly basis or as announced in a press release, and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Federal Income Taxes

We intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2010, we had a capital loss carry forward of $15.6 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Code. See “—Overview – Financing Activities” above.

Interest Income Recognition

We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. We stop accruing interest on investments when we determine that interest is no longer collectible. If we receive any cash after determining that interest is no longer collectible, we treat such cash as payment on the principal balance until the entire principal balance has been repaid, before we recognize any additional interest income. We accrete or amortize discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities.

Payment in Kind Interest

We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain the Fund’s status as a RIC, we must pay out to our stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted changes issued by the Financial Accounting Standards Board (FASB) to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this standard had no impact on our financial position and results of operations.

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Fund beginning January 1, 2011. Other than the additional disclosure requirements, we do not anticipate that the adoption of this standard will have a material effect on our financial position and results of operations.

Current Market Conditions

Overall economic conditions have improved slightly through 2010 as the US economy has expanded slightly.  However, the economic recovery has been hampered by persistent high unemployment levels and lingering problems in the housing market.  Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements.  Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Market conditions for business transactions including mergers and acquisitions and private equity investments improved throughout 2010 as low interest rates have reduced capital costs, some banks are lending more aggressively, valuations have increased and buyer and seller expectations have converged.  These conditions were contributors to an upturn in transaction volume during 2010 since declining significantly in 2009.  In addition, corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans.  Private equity firms have access to historically large amounts of committed capital as private equity activity has been lower than anticipated for nearly two years and fund raising was robust heading into the economic downturn.

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2008 and December 31, 2010 our net asset value declined from $9.16 per share to $4.29 per share.  This further impacted the closing price of our common stock, as it declined approximately 25.6% during 2009 and a further 21.9% during 2010 and, as of December 31, 2010, is trading at a 41.8% discount to our net asset value.

 During 2009 and 2010, we executed certain initiatives to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and enhance communication with shareholders.  Specifically, we changed the composition of our Board of Directors and Management, terminated certain of our follow-on investments, internalized the management of the Fund, suspended our managed distribution policy and modified our investment strategy to pursue shorter term liquidation opportunities.  We believe these actions continue to be necessary to protect capital and liquidity during this turbulent economic period in order to preserve and enhance shareholder value.  We also expect that, because of management internalization, certain expenses of the Fund will not increase commensurate with an increase in the size of the Fund and, therefore, we can achieve efficiencies in our cost structure if we are able to grow the Fund.

Liquidity and Capital Resources

We generate cash primarily from maturities, sales of securities and borrowings, as well as capital gains realized upon the sale of portfolio investments. We use cash primarily to make additional investments, either in new companies or as follow-on investments in the existing portfolio companies and to pay the dividends to our stockholders.

We are currently evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Year Ended December 31, 2010

As of December 31, 2010, we had total assets of $53.5 million, of which $27.7 million were invested in portfolio investments, and $7.4 million in cash and temporary cash investments. Among our portfolio investments, $19.3 million (at fair value) or 50.8% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2010. We record no interest income or receive no cash for notes issued by Riptide Entertainment, LLC, having an aggregate cost basis of $10.0 million.

As of December 31, 2010, we also had $15.2 million of restricted cash and cash equivalents, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 3, 2011 and we subsequently repaid this margin.

Operating Activities. We provided $16.6 million in cash for operating activities in 2010. In 2010, we made investments in portfolio companies of $1.2 million and paid fees to our advisers, directors, banks and others of $3.4 million, while realizing a loss of $7,000 from the disposition of investments.

Financing Activities. We used $15.3 million in cash from financing activities for 2010. We incurred a quarter-end margin loan in the amount of $15.0 million to maintain the diversification requirement applicable to a RIC.

Year Ended December 31, 2009

As of December 31, 2009, we had total assets of $81.0 million, of which $42.4 million were invested in portfolio investments and $5.5 million were invested in temporary cash investments. Among our portfolio investments, $25.7 million (at fair value) or 50.4% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2009. We record no interest income or receive no cash for notes issued by Riptide Entertainment, LLC and Nickent Golf, Inc., having an aggregate value of $3.2 million.

As of December 31, 2009, we also had $30.3 million of restricted cash and cash equivalents, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $30.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 4, 2010 and we subsequently repaid this margin.

Operating Activities. We provided $12.4 million in cash for operating activities in 2009. In 2009, we made investments in portfolio companies of $1.2 million and paid fees to our advisers, directors, banks and others of $4.1 million, while realizing a loss of $15.6 million from the disposition of portfolio securities.

Financing Activities. We used $15.0 million in cash from financing activities for 2009. We declared one cash dividend in 2009 totaling $0.9 million ($0.1075 per share). We issued 296,528 additional shares of our common stock at an effective price of $3.10 per share and paid $2,000 in cash for fractional shares. We determined that the 2009 dividend payment should be classified as a 100% qualifying dividend, with 21.2% allocated ordinary income and 78.8% allocated to return of capital as of December 31, 2009.

Results of Operations

Investment Income and Expense

  Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

Total income from portfolio securities declined to $2.9 million for 2010 from $3.7 million for 2009. This decrease was largely due to declines in interest bearing promissory notes during 2010 along with the restructuring of our holding in ConGlobal Industries Holding, Inc. in the third quarter 2009, resulting in the recognition of additional accrued interest for the period.

During the first six months of 2009, the former investment adviser received management fee compensation at an annual rate of 2% of the net assets of the Fund paid quarterly in arrears. Such fees amounted to $0.7 million for the six months ended June 30, 2009. We also reimbursed Equus Capital Administration Company, Inc. (“ECAC”), the former administrator, for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Fund’s Administration Agreement with ECAC, provided that such reimbursements did not exceed $450,000 per year. ECAC received $0.2 million for the six months ended June 30, 2009. As a result of the internalization management, we assumed these obligations directly beginning July 1, 2009.

Professional fees increased to $1.4 million for 2010 from $1.2 million for 2009.  These increases were due to the increases in legal fees and solicitation costs associated with our Annual Shareholder Meeting held in May 2010 and resulting proxy contest.

Compensation expense was $1.4 million for 2010 and $0.5 million in 2009, respectively.  The increase in compensation expense generated in 2010 is due to the internalization of management as of June 30, 2009.  Accordingly, we paid no compensation prior to July 1, 2009.

As a result of the factors described above, net investment loss after expenses was ($0.8) million for 2010 as compared to a net investment income of $0.2 million for 2009.

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

The former investment adviser received management fee compensation at an annual rate of 2% of our net assets paid quarterly in arrears. Such fees amounted to $0.7 million and $1.9 million in 2009 and 2008 respectively as the contract was terminated on June 30, 2009.

We reimbursed the former administrator for the costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administrative Agreement, provided that such reimbursements did not exceed $0.5 million per year. Administrative fees were $0.2 million and $0.5 million in 2009 and 2008 respectively.

Professional fees were $1.2 million and $0.8 million in 2009 and 2008. This increase is largely a result of the SEC inquiry described herein under “Legal Proceedings”.

Compensation expense was $0.5 million in 2009. General and administrative fees were $0.1 million in 2009. As a result of internalization, the Fund assumed these obligations directly beginning in July 1, 2009.

Fund management, administrative Fees and internalization costs totaled $1.5 million in 2009 and $2.4 million in 2008, resulting in an estimated cost savings of $0.9 million as a result of internalization.

As a result of the factors described above, net investment income after expenses was $0.2 million for 2009 as compared to a net investment loss of ($0.7) million for 2008.

Summary of Portfolio Investment Activity

Year Ended December 31, 2010

During the year ended December 31, 2010, we received payment in full for the Trulite, Inc. promissory note, in the amount of $2.6 million, which included interest income of $0.3 million, a distribution from Equus Media Development Company, LLC of $1.0 million, and repayment of the Nickent Golf, Inc. receivership certificate in the amount of $0.1 million.  We also received repayment of the $0.6 million bridge loan from London Bridge Entertainment Partners, Ltd.

During the year ended December 31, 2010, the Fund had investment activity of $1.8 million in five portfolio companies, including $0.6 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK).

The following table includes significant investment activity during the year ended December 31, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
London Bridge Entertainment Partners Ltd	$-	$-	$575	$148	$723
Spectrum Management, LLC	-	-	425	-	425
1848 Capital Partners LLC	-	-	-	295	295
Trulite, Inc.	-	-	200	-	200
Big Apple Entertainment Partners LLC	-	-	-	121	121
	$-	$-	$1,200	$564	$1,764

On July 1, 2010, the Fund invested $0.6 million in London Bridge Entertainment Partners Ltd (“London Bridge”) as a follow-on investment in the form of an 18% promissory note. The note was funded to assist London Bridge in meeting immediate working capital requirements. The $0.6 million note was senior to other debt and equity in liquidation preference, restricted the company from incurring any debt senior or equal in liquidation preference, prohibited payment to subordinated debt and equity, and was personally guaranteed by the individuals who control the management of the company.  The note was paid in full on October 1, 2010. See “Subsequent Events” where we received $10.0 million for the sale of certain assets of Riptide and of our holdings in 1848, Big Apple, and London Bridge.

On October 1, 2010, the Fund invested $0.2 million in Spectrum Management, LLC, (”Spectrum”) as a follow-on investment in the form of a $0.8 million, 16% promissory note facility. The note was funded to assist Spectrum in meeting immediate working capital requirements and matures on May 28, 2011.  On November 1, 2010, the Fund invested $0.2 million in Spectrum as a follow-on investment under the $0.8 million 16% promissory note facility.

On January 12, 2010, the Fund invested $0.2 million in Trulite, Inc. as a follow-on investment in the form of an 18% promissory note.

Year Ended December 31, 2009

During the year ended December 31, 2009, we had investment activity of $2.3 million in seven portfolio companies, including $1.1 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK).

The following table includes significant investment activity during the year ended December 31, 2009 (in thousands):
	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
Trulite, Inc.	$-	$-	$300	$307	$607
1848 Capital Partners LLC	-	-	-	453	453
Riptide Entertainment, LLC	-	-	450	-	450
Nickent Golf, Inc	-	-	370	-	370
London Bridge Entertainment Partners Ltd	-	-	-	208	208
Big Apple Entertainment Partners LLC	-	-	-	153	153
HealthSPAC, LLC	-	-	50	-	50
	$-	$-	$1,170	$1,121	$2,291

On November 5, 2009, we invested an additional $0.3 million in Trulite, Inc., a renewable energy company, in the form of an 18% promissory note.

On March 25, 2009, we invested an additional $0.4 million as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note. On November 19, 2009, we made a follow-on investment in Riptide Entertainment, LLC of $0.1 million for an 8% promissory note maturing in 2014. The majority of these follow-on investments were expected to fund the Ripley’s Believe It or Not Museum franchise located in London, UK.

On February 2, 2009, we made a follow-on investment of $0.3 million in Nickent Golf, Inc. in the form of a 13% promissory note. We invested an additional $0.1 million in 2009, in the form of a receivership certificate.

Year Ended December 31, 2008

During the year ended December 31, 2008, we had investment activity totaling $8.1 million in four new portfolio companies. We also made follow-on investments of $11.1 million in four portfolio companies and received $0.2 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK).

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

On February 11, 2008, we made a follow-on investment of $5.0 million in Infinia Corporation in the form of 160,720 Class B preferred shares.

On January 8, 2008, we invested an additional $1.6 million as a follow-on investment in Riptide Entertainment, LLC in the form of an 8% promissory note. On May 12, 2008, we made a follow-on investment in Riptide Entertainment, LLC of $3.0 million for an 8% promissory note. These investments were expected to fund the Ripley’s Believe It or Not Museum franchise located in London, UK. Additional follow-on investments include 8% promissory notes for $0.1 million on October 25, 2008, all maturing in 2013.

On January 17, 2008, we invested $3.0 million in 1848 Capital Partners, LLC, an entertainment company in the form of an 18% promissory note.

On August 19, 2008, we invested $2.5 million in London Bridge Entertainment Partners LLC, an entertainment company in the form of an 18% promissory note.

On July 30, 2008, we invested $1.5 million in Trulite, Inc., a renewable energy company, in the form of a 15% promissory note.

On February 26, 2008, we made a follow-on investment of $1.0 million in Nickent Golf, Inc. in the form of preferred stock. The Fund invested an additional $0.2 million in 2008, in the form of a 13% promissory note, maturing in 2009.

On August 4, 2008, we invested $1.0 million in Metic Group plc, in the form of a convertible note. On December 27, 2008, Metic was listed on the AIM, and the Fund’s note was converted to 1,830,660 shares of common stock.

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2010

During 2010, we realized no material gains or losses on sales of portfolio securities.

Year Ended December 31, 2009

During 2009, we realized net capital losses of $15.6 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Loss
Nickent Golf, Inc.	Entertainment and leisure	Affiliate	$(9,688)
Creekstone Florida Holdings, LLC	Real estate	Non-Affiliate	(4,000)
Metic Group, PLC	Commercial building products	Non-Affiliate	(1,000)
HealthSPAC, LLC	Healthcare	Control	(824)
Various others			(43)
			$(15,555)

Year Ended December 31, 2008

During 2008, we realized net capital gains of $0.9 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain/(Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control, non-majority	$625
RP&C International Investments LLC	Healthcare	Affiliate	351
Various others			(52)
			$924

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2010

During 2010, we recorded an increase in net unrealized depreciation of $12.1 million, to a net unrealized depreciation of $27.3 million. Such increase in depreciation resulted primarily from the following changes:

(i)	Increase in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $0.2 million. ConGlobal’s value reflects the general stability of business performance over last year.

(ii)
Decline in fair market value of Equus Media Development Company, LLC (“EMDC”) of $2.8 million. In June 2010, we received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.5 million in cash and has a remaining funding commitment of $0.3 under our agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional

         $1.0 million funding obligation of EMDC. EMDC has written down the fair value of our assets to reflect the holding period of the projects held by EMDC.

(iii)
Decline in fair market value of Infinia Corporation of $1.5 million. Infinia has informed us of its significant capital and ongoing liquidity needs. Based on these factors, the negative book value of equity, our nominal equity holdings and the future potential dilution or possible restructuring of the capital structure of the company, we have written down the investment to $0.

(iv)
Increase in fair market value of PalletOne, Inc. of $0.1 million. PalletOne, Inc. has continued to generate cash flows which have reduced debt levels. We believe the performance of the company in recent years and its continued debt reduction initiatives has created a nominal increase in the value of our equity holdings.

(v)	Decrease in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.4 million. The value of Sovereign reflects a slight decline in business performance compared with last year.

(vi)
Decline in fair market value of Spectrum Management, LLC (“Spectrum”) of $3.9 million.   In the fourth quarter, we loaned Spectrum $0.4 million to meet its immediate working capital needs.  The valuation reflects Spectrum’s operating results, market conditions of its customer base, working capital shortfall and near-term maturity of the company’s debt.

(vii)
Increase in fair market value of Trulite, Inc. (“Trulite”) of $0.1 million. We hold approximately nine million warrants in Trulite, many with a nominal exercise price. Based on Trulite’s recent equity raise, operating performance and repayment of the Fund’s debt, the Fund determined the warrants have increased in value. We have valued these warrants utilizing the Black-Sholes option pricing model.

(viii)
Subsequent to year-end, we sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) in a transaction which also combined all of the assets of Riptide Entertainment Partners, LLC (“Riptide”).  All of these assets were sold to Capital Markets Acquisition Partners, LLC (“CMAP”) for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  We were introduced to CMAP as the buyer of these holdings in mid-January 2011.  We allocated the proceeds to the promissory notes resulting in a loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0.  For the year, the changes in fair value for each investment include an increase of $0.3 million of the 1848 note, and increase of $0.2 million of the Big Apple note, a decline of $0.7 million of the London Bridge note and a decline of $3.2 million in Riptide. See “Subsequent Event” where Riptide Entertainment, LLC sold certain of its assets and we disposed of our holdings in 1848, Big Apple, and London Bridge, in exchange for $10.0 million.

Year Ended December 31, 2009

During 2009, we recorded an increase in net unrealized depreciation on investments of $12.2 million from a net unrealized depreciation position of $3.0 million to a net unrealized depreciation position of $15.2 million. This increase in depreciation resulted primarily from decreases in the estimated fair value of eight portfolio companies due to current market conditions and operations in 2009, aggregating $27.4 million. The portfolio companies contributing to this change are Infinia Corporation, Riptide Entertainment, LLC and Spectrum Management LLC. These decreases were partially offset by the transfer in net unrealized depreciation to net realized depreciation related to the write-off of Creekstone Florida Holdings, LLC, Metic Solutions, Plc, and HealthSpac LLC.

Year Ended December 31, 2008

During 2008, our net unrealized appreciation on investments decreased by $19.9 million to a net unrealized depreciation position of $3.0 million as of December 31, 2008. This decrease in appreciation resulted primarily from the decrease in the estimated fair values of Nickent Golf, Inc., Infinia Corporation and Creekstone Florida Holdings, LLC, which we revalued based on current market conditions and operations in 2008. We had additional increases in unrealized appreciation due to increases in fair value of three portfolio companies aggregating $4.6 million. This change was primarily comprised of ConGlobal Industries and Sovereign Business Forms.

Portfolio Securities

During 2010, we made follow-on investments in five companies, including $0.6 million in the form of accrued interest and dividends received in the form of additional portfolio securities. As of December 31, 2010, we had active investments in the following entities or portfolio companies:

1848 Capital Partners, LLC

1848 Capital Partners, LLC (“1848”) is the owner of the management and sponsor’s interest in several private companies, among them: Big Apple Entertainment Partners LLC, Dick Clark American Bandstand , LLC, The Franklin Mint, London Bridge Entertainment Partners LLP, Sunbelt Diversified Enterprises LLC and, Jet Support Services, Inc.  1848 maintains a network of outside investors to fund various transactions for which 1848 receives sponsorship interests, including management fees and profit participations.  With its investor network, 1848 has invested over $150 million in various businesses.  The business of 1848 is highly dependent upon the performance of its portfolio companies, as its principal source of operating revenues is derived from management fees received from these companies.  The principals of 1848 have worked together for approximately 12 years.  During 2008, we invested $3.0 million in 1848 in the form of a promissory note with a stated interest rate of 18% maturing in January 2011. In addition, Equus owns a 5% royalty related to all investments made during the period in which the promissory note is outstanding.  Subsequent to December 31, 2010, the Fund sold its promissory note in 1848 together with the promissory notes held in Big Apple and London Bridge in a transaction which included the sale of the assets of Riptide for total proceeds of $10.0 million.  As of December 31, 2010, we valued our investment in 1848 at $3.9 million, based on a subsequent sale.  See “Subsequent Events” where Riptide Entertainment, LLC sold certain of its assets and we disposed of our holdings in 1848, Big Apple, and London Bridge, in exchange for $10.0 million.

Big Apple Entertainment Partners LLC

Big Apple Entertainment Partners LLC (“Big Apple”) is a franchisee of Ripley Attractions, Inc. formed to develop and operate the Ripley’s Believe It or Not! Museum in New York City. During 2007, we invested $3.0 million in the form of a promissory note with a stated annual interest rate of 18%.  During 2009, we extended the maturity date of the note one year to October 2010 and, as of December 31, 2010, the note was in default. Subsequent to December 31, 2010, the Fund sold its promissory note in Big Apple together with the promissory notes held in 1848 and London Bridge in a transaction which included the sale of the assets of Riptide for total proceeds of $10.0 million. As of December 31, 2010, we valued our investment in Big Apple at $3.3 million, based on a subsequent sale.  For additional information concerning Big Apple, see the description of our holding in “Riptide Entertainment” below. See “Subsequent Events” where Riptide Entertainment, LLC sold certain of its assets and we disposed of our holdings in 1848, Big Apple, and London Bridge, in exchange for $10.0 million.

The Bradshaw Group, Inc.

The Bradshaw Group, Inc. (“Bradshaw”) is a resource for large volume printer users to find cost effective options for laser print equipment, service, parts and supplies.  Founded by its former CEO Stan Bradshaw, the company is an authorized parts reseller for Hewlett Packard and is one of the largest suppliers of genuine HP printer parts in the United States.  In addition to HP, Bradshaw distributes printer parts for Canon, Xerox, Brother, Lexmark, and other brand-name printers.  Bradshaw has customers in all 50 U.S. states and in various countries worldwide.  Our $1.8 million investment in Bradshaw consists of 576,828 shares of Class B preferred stock with a 12.25% paid in-kind dividend, 38,750 shares of Class C preferred stock with no dividend rights, 788,649 shares of Class D preferred stock with a 15% paid in-kind stock dividend, 2,218,109 shares of Class E preferred stock with an 8% paid in-kind stock dividend and 2,229,450 warrants to purchase common stock at a purchase price of $0.01 per share which expire in May 2016. This package of investments represents a fully diluted equity interest in Bradshaw of 18%.  As of December 31, 2010, we valued this investment at $0.

ConGlobal Industries Holding, Inc. and Affiliates

Con Global Industries Holding, Inc. is a holding company that owns ConGlobal International, Inc. (“ConGlobal”) an operator of 22 container repair and storage depots located near shipping ports across the United States, Mexico, and Costa Rica, catering to major shipping, leasing, and freight movement companies around the world. The company has national storage capacity of over 600 acres and its network of maintenance depots currently handles over 6,500 containers per week and can accommodate 175,000 TEU's (twenty-foot equivalent unit).  ConGlobal is managed by Randy Hale,

Mike Baldwin, and David Liebman, its Chairman, CEO, and CFO, respectively, as well as a team of managers for terminal operations.

ConGlobal has four major business lines:

•
 Depot Services – The company stores and repairs shipping containers on site.  ConGlobal also charges a daily fee for storage of shipping containers and intermodal equipment and also charges a handling fee for the movement of containers.

•
Resale, Leasing and Aftermarket Services – The company purchases used containers from its customers, refurbishes and resells or leases the unit to companies with alternative storage, portable office, housing or other specialized needs where a portable unit can be utilized.

•	Transportation Services – The company repositions containers between terminals, pick-up and delivery of loads, deliver purchased containers and a variety of other uses

•	On-Dock Services – The company has the ability to repair and service containers on cargo ships.

ConGlobal’s customers are leasing and shipping companies and the company’s performance is sensitive to changes in shipping and the container fleet markets.  Two other influences on the industry are the U.S. dollar and bank lending.  As the dollar weakens, more goods are exported from the U.S. in containers and, as the dollar strengthens, the converse is also generally true.  In addition, accessibility of capital for container manufactures impacts the growth of new container construction.

ConGlobal competes on a local and regional basis against a variety of companies.  Transportation and storage companies need only have sufficient real estate and minimal equipment to perform some of these services.   We believe that none of ConGlobal’s competitors have comparable geographic diversity in North America, as most other container repair and storage companies have no more than one to a few locations.

In 2002, subsequent to our initial investment in ConGlobal, we formed CCI-ANI Finance LLC (“CCI-ANI”) for the purpose of making a follow-on investment in ConGlobal.  CCI-ANI purchased a ConGlobal subordinated note from a former owner of ConGlobal. We owned 100% of CCI-ANI and valued  our ownership interest at $3.0 million as of December 31, 2008.  During 2009, CCI-ANI was wound-up and the note and other promissory notes due from ConGlobal were transferred to a $6.0 million, 7% replacement promissory note issued by ConGlobal.  We also held a 67.95% member’s interest in JL Madre LLC (“JL Madre”), an affiliate of ConGlobal.  During 2009, we received $1.0 million for our member’s interest and JL Madre was wound-up.

As of December 31, 2010, our investment in ConGlobal consisted of 24,397,303 shares of common stock and a $6.0 million 7% subordinated replacement promissory note due in 2012.  During the fourth quarter of 2010, the company instituted a partial share buyback in which the Fund did not participate, increasing our fully-diluted equity interest from 32.2% to 34.2% during the quarter.  As of December 31, 2010, we valued our investment in ConGlobal at $8.4 million.  Henry W. Hankinson, a director of the Fund, is on the board of directors of ConGlobal.

Equus Media Development Company LLC

Equus Media Development Company, LLC (“EMDC”) is a company engaged in the acquisition and development of creative properties with the purpose of developing the properties for release in various entertainment mediums.  We formed EMDC in 2007 as a wholly-owned subsidiary of the Fund in connection with a management and development agreement with Kopelson Entertainment (“KE”).  KE is a development and production company headed by Arnold and Anne Kopelson.  Mr. and Mrs. Kopelson and KE combined have developed over 29 motion pictures grossing over $2.5 billion in total revenues to date. Past productions include The Fugitive, Seven, The Devil’s Advocate and the Oscar and Golden Globe winner for best picture, Platoon.  Mr. Kopelson also serves on many industry boards and is a director of CBS Films.

The concept of the business of EMDC is to partner with creators, developers and producers of creative work, such as scripts, short stories or books, by providing capital necessary to enhance the creative development and package the assets to companies, such as major and independent studios, to produce and release.  The strategy of EMDC is to provide capital at this early stage in an effort to attract a higher quantity of concepts.  To date, EMDC has purchased nine scripts, all of which are in various stages of development including two which have been sold to major studios.  As of December 31, 2010, we value EMDC at $1.2 million.

Infinia Corporation

  Infinia Corporation (“Infinia”), based in Kennewick, WA, is a developer of a Stirling power system operating on concentrated solar energy for commercial and residential users. Founded over 25 years ago, Infinia is attempting to develop an early-stage solar technology - the Infinia Solar System or ISS.  The ISS is intended to produce 3.0kW per hour by capturing the sun on a solar dish and focusing the reflection of the sun on a heater head that in turn runs the Stirling Engine.  The Stirling Engine has been in existence for a number of years and, we believe, is unique because it requires no fluids to operate.

Historically, solar investments have generally required government incentives or subsidies to make the projects feasible from a return on investment standpoint.  The solar industry is estimated to be over $39 billion in annual revenues and is projected to grow at a +10% rate for the next ten years.   Germany and Spain have both reduced their respective solar energy incentive programs, the result of which has been tremendous ripple effects throughout the industry.  Other influences in the solar market are substitute energy prices and capital availability.  The prices of oil and natural gas have a large impact on the attractiveness of solar energy and the ability to achieve acceptable returns on investment.   As many of the solar projects are to finance solar farms, large amounts of capital are required.  Due to the contraction of the capital markets, chiefly debt, potential customers have encountered additional roadblocks to develop these projects.  The solar industry competes with all forms of energy sources including coal, natural gas, nuclear, wind and geothermal.

In June 2007, we made an investment of $3.0 million in exchange for 666,667 Class A Preferred shares in Infinia Corporation, to further the company’s sales and product development programs and for company operations. In February 2008, we made a follow-on investment of $5.0 million in exchange for 160,720 Class B Preferred shares.   In November 2009, Infinia completed a recapitalization in which the Fund’s Class A and B preferred Shares were exchanged for 1,151,800 Series 1 Preferred shares.  In February 2010, we announced a write-down of our Infinia holdings from $10.6 million at September 30, 2009 to $1.5 million at December 31, 2009.  As of December 31, 2010, we value our investment in Infinia at $0.  The decline in value was principally due to operational and commercialization delays and a recapitalization related to Infinia’s most recent fund raising efforts in which our holdings were substantially diluted.  Our ownership now represents 0.6% of the fully-diluted ownership of Infinia.

London Bridge Entertainment Partners LLC

London Bridge Entertainment Partners LLC (“London Bridge”) is a franchisee of Ripley Attractions, Inc. formed to develop and operate the Ripley’s Believe It Or Not! Museum located in Piccadilly Circus, London. During 2008, we invested $2.5 million in the form of a promissory note with a stated annual interest rate of 18%.  During 2009, we extended the maturity date of the note by one year until August 2011.   In July 2010, we loaned London Bridge an additional $0.6 million which was repaid in full, together with interest, in October 2010.  Subsequent to December 31, 2010, the Fund sold its promissory note in London Bridge together with the promissory notes held in 1848 and Big Apple in a transaction which included the sale of the assets of Riptide for total proceeds of $10.0 million. As of December 31, 2010, we valued our investment in London Bridge at $2.0 million.  For additional information concerning London Bridge, see the description of our holding in “Riptide Entertainment” below. See “Subsequent Events” where Riptide Entertainment, LLC sold certain of its assets and we disposed of our holdings in 1848, Big Apple, and London Bridge, in exchange for $10.0 million.

PalletOne, Inc.

PalletOne, Inc. (“PalletOne”) is considered one of the largest wooden pallet manufacturer in the United States, operating 17 facilities in 11 states, with approximately 1,100 employees. The company manufactures and recycles a variety of pallets types as well as boxes.  The company also sells its by-products of mulch and scrap metal. PalletOne also owns and operates a major Florida-based wood treating plant. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis.  Its largest pallet customers are agricultural and construction related companies including growers, grocery stores, and housing construction companies.  We believe PalletOne’s numerous locations allows for a slight advantage in pursuing large corporate accounts, as sales of pallets are typically regionalized to specific locations.  In 2006, the company acquired a wood treating operation.  The wood treating facility, Sunbelt, sells treated wood to a variety of customers, the most significant being Lowe’s home improvement stores.  Sunbelt has had a 20 year exclusive relationship with a large retail company selling treated and pre-fabricated fences. The principals of PalletOne have significant pallet manufacturing experience as well as the management team they have assembled.

The pallet manufacturing industry is mature and is experiencing continuing slow growth as the number of participants shrinks due to consolidation and underutilized plants, which have been eliminated.  While the industry is anticipated to grow at a 2.0% rate through 2014, the industry is very mature and could begin to decline in coming years. Industry revenues are estimated to be approximately $7.5 billion. The industry is extremely competitive with over 2,500 participants but is not influenced by technological change (Source: IBISWORLD Industry Report, Wood Pallets & Skids Production in the U.S., August 2009).  Barriers to entry are relatively low, but the intensity of competition is a deterrent to new entrants.  Plastic and metal pallet manufacturers have introduced competing products, but have yet to capture market share to indicate the expansion of these products to threaten wood products.  The most significant risk factor to the industry is increasing wood prices as more industries increase the demand for wood.

We initially invested in PalletOne in October 2001.  As of December 31, 2010, our investment in PalletOne consisted of 350,000 shares of common stock, which represents a fully diluted equity interest of approximately 19% and we valued our interest in PalletOne at $0.05 million.  Jay Brown, Chief Investment Officer of the Fund, serves on the board of directors of PalletOne.

Riptide Entertainment LLC

We formed Riptide Entertainment LLC (“Riptide”) in 2005 together with David Gray, the principal of Riptide, as an investment vehicle focused on acquiring and developing location based entertainment centers.  The two most significant investments held in Riptide, as well as invested separately by the Fund, are Big Apple and London Bridge described above.  In addition, Riptide holds an interest in the management and sponsor companies related to both Big Apple and London Bridge and a dormant entity, Dick Clark’s American Bandstand Entertainment Partners, LLC.

Big Apple and London Bridge operate Ripley’s Believe It or Not! Museums located near Times Square in New York City and in Piccadilly Circus in London.  The attractions are highly dependent on tourism levels in each location and the recognition of the Ripley’s brand.  Ripley’s Believe It or Not has been in existence since the 1930s and is the creation of Robert Ripley.  Initially created as a cartoon, the Ripley’s brand has become known for finding “odd and unusual” people, things and events around the world.  Ripley’s promotes its brand through the publication of books, radio and television productions, and has over 85 attractions currently open in 11 countries.  In 2009, Big Apple saw over 320,000 visitors while London Bridge welcomed over 305,000 patrons and are two of the highest grossing museums in the Ripley’s system.  Both operations are managed by 1848 Capital Partners, LLC, an entity in which the Fund also holds a separate investment interest.

Subsequent to December 31, 2010, Riptide sold all of its assets in a transaction which included the sale of the Fund’s promissory notes in 1848, Big Apple and London Bridge for total proceeds of $10.0 million.  As of December 31, 2010, our investment in Riptide has a cost of $10.1 million and a fair value of $0, which consisted of promissory notes with a principal amount of $10.0 million bearing interest at the rate of 8% per annum, together with an investment of $0.07 million in the form of a 64.67% member’s interest in Riptide. See “Subsequent Events” where Riptide Entertainment, LLC sold certain of its assets and we disposed of our holdings in 1848, Big Apple, and London Bridge, in exchange for $10.0 million.

RP&C International Investments LLC

RP&C International Investments, LLC (“RP&C”) is an investment fund designed to provide a mezzanine investment to European Care Group (“ECC”), a United Kingdom based privately owned provider of long term care to more than 4,500 residents in more than 100 facilities across Europe.  ECC is the fifth largest provider of long term care beds in the UK and its services include elderly care, mental health, treatment for learning disabilities and children’s services.  ECC has grown through acquisition and continues to target additional operations for future expansion.  RP&C is managed by RP&C International, Inc., a boutique investment banking firm located in New York and London.

On August 11, 2006, we committed to invest up to $11.1 million to acquire an equity interest in RP&C.  During 2008, we scaled back our investment commitment in RP&C, which included monies already invested, to $4.6 million.  As of December 31, 2010, our investment in RP&C represents an approximate 17% member’s interest that includes a $0.6 million loan that is scheduled to earn interest at 9%.  As of December 31, 2010, we valued our investment into RP&C at $0.7 million.  Subsequent to December 31, 2010, we received payment of $0.7 million inclusive of principal, interest and $0.1 million in the form of a capital gain. See “Subsequent Events” where we received $0.8 million in connection with the sale and redemption of our membership interest in RP&C.

Sovereign Business Forms, Inc.

Sovereign Business Forms, Inc. (“Sovereign”) was founded in 1996 to participate in the consolidation of the highly fragmented, wholesale business forms industry.  Sovereign believes it is one of the ten largest manufacturers and wholesalers of custom business forms in the United States, an industry that is mature and highly competitive. Sovereign operates five manufacturing plants with a combined market reach covering much of the central and eastern United States, Texas and Louisiana. Business forms are typically custom forms sold to distributors which resell the forms to the end-users and include snap-out forms, continuous forms, laser cut sheets and sales/log books.  Typical uses of these forms include bank checks, insurance contracts, auto parts and healthcare form/label combinations, and are utilized by banks, insurance companies, auto dealerships and healthcare companies.  These types of products account for approximately 95% of the company’s historical revenues. The principals of Sovereign have been with the company since inception in 1996 and have extensive experience in the industry.

Sovereign focuses its business on “short run” forms which are less than 150,000 per order.  Sovereign management estimates the average order is $600, which equates to approximately 50,000 orders per year or 27 orders per day per location (six locations).  These jobs typically have a quick turnaround, less than 48 hours and allow SBF to focus its sales efforts on service in a price-sensitive industry.  Sovereign management also believes it is advantaged with numerous locations and can manage work flow by shifting orders to facilities that have excess capacity and drop-shipping directly to customers.  There are few significant customers in the business with the top five customers accounting for approximately 10% of historical revenues.

The form manufacturing segment has been particularly sensitive to technology changes as customers print multiple copies instead of utilizing products such as carbonless forms.  This business forms segment is estimated to be approximately 6.1% of the entire printing industry and has been in decline for some time, a trend that is expected to continue.  Sovereign, by focusing on the small-run niche, does not compete directly with the larger printing companies such as RR Donnelley, which target runs of 500,000 to 1 million and is frequently contracted by the larger shops to fulfill quick turnaround orders for larger customers.  Sovereign competes with such companies as Ennis Business Forms, Champion Printing and PH Gladfelter as well as local and regional printing companies in each of its operating markets.  Competition in this industry is intense as customers are sensitive to price and service and switching costs are low or non-existent.

As of December 31, 2010, our investment in Sovereign consisted of a 12% subordinated promissory note in the principal amount of $2.7 million and 1,214,630 shares of common stock valued at $3.9 million. Our investment represents a fully diluted equity interest in Sovereign of 55.0%.  As of December 31, 2010, we value our investment in Sovereign at $6.6 million.  During the year, we received approximately $0.5 million in principal payments on our promissory note.  Jay Brown, the Chief Investment Officer of the Fund, serves on the board of directors of Sovereign. See “Subsequent Events” where we received $0.09 million in principal repayments.

    Spectrum Management, LLC

Spectrum Management, LLC (“Spectrum”) uses proprietary electronic tracking equipment and software, and a full suite of custom services to help client organizations, mainly financial institutions, protect or recover high-value merchandise and cash.  Spectrum markets its services under the brand name Electronic Tracking Systems or ETS.  The company specializes in assisting communities and law enforcement in recovery of stolen property.  Spectrum is managed by Jon Gergen, CEO, Jim Van Cleve, Chief Engineering Officer and Barbara Kent, CFO.

 The most common use for the product, or TracPac, is in branch offices of banks.  When used in a bank, the product can be placed between two bills and passed to a robber as a teller empties a drawer.  In addition, law enforcement has begun to utilize the product for stake outs in recovering stolen property as the product can be placed on or in property that may have a high likelihood of being stolen. Once the robbery event has taken place and the TracPac is moved, the device is activated and begins to transmit a radio signal.  Law enforcement can then track the TracPac on pre-installed receivers mounted in various vehicles.  The company believes its product is the only product on the market that allows tracking of the “last mile” (within 15-30 feet of the transmitter).  Once law enforcement knows it is close to a suspect, it can generally then utilize a handheld device to locate the individual in a building or small radius area.

Spectrum has also developed a GPS system called the TracPac-Plus system.  This system works on the cellular network and combines with a location based server to track signals where GPS signals are less reliable.  The TracPac-Plus product can also communicate with numerous sources including monitoring the package on the ETS Webtracker site, sending text messages to law enforcement via cell phones, and allow numerous mobile units to track the transmitter simultaneously.  Currently Spectrum has systems in approximately 55 markets as well as having a relationship with a distribution company in Europe.

The company leases its transmitters to banks on a per unit basis and has relationships with a number of different banks from international commercial banks to community thrifts.  Spectrum has been impacted by the issues facing lending institutions as banks seek to reduce expenses and have slowed branch expansion.   Spectrum competes in the currency protection niche of the security industry, which includes home security, private security, identity theft, airport security and many other segments.   Currently there are over 75,000 bank branches in the US with an average of five tellers per branch.  In the currency protection segment there are a number of competitors providing services, the company’s direct competitor in the tracking business is 3SI Security Systems.  Competing products include bullet proof glass for teller windows, panic buttons, security personnel, exploding dye packs, ATM protection and safe protection.

 As of December 31, 2010, our investment in Spectrum consisted of 285,000 units of Class A Members’ interest and 16% subordinated promissory notes in the amount of $2.1 million due May 2011.  On September 30, 2010, we loaned Spectrum $0.4 million to meet its immediate working capital needs. As of December 31, 2010, we valued our investment in Spectrum at $1.4 million, which represents a fully diluted equity interest of 81%.  Officers of the Fund John Hardy, Executive Chairman, and Jay Brown, Chief Investment Officer, serve on the board of directors of Spectrum.

Trulite, Inc.

Trulite, Inc. (“Trulite”) is a developer of safe, clean, affordable, portable hybrid power generation products that are also user friendly. Trulite utilizes fuel cells powered by water and hydrogen in portable and semi-portable products that can be used off-grid for applications of up to one kilowatt, with ideal usage in the 150-500 watt range.  The company has gone through numerous product developments over the years and its current product, the KH4 has the most commercial promise.  The KH4 has the ability to produce 150 watts of continuous power and peak power of up to 300 watts.  The system utilizes hydraulic fuel cartridges, Hydrocells that are developed by the company and provide up to 7 hours of run time at 60% of capacity.  The products are anticipated to be used in three major categories including emergency response, off-grid power and backup power.  Trulite management believes the KH4 has material competitive advantages because of its simplicity of use, safe materials for energy generation, unlimited shelf life for canisters, instantaneous power capability, and its ability to integrate multiple power sources.  Currently, the company is continuing to develop its technology and anticipates adding manufacturing capability and capacity in early 2011.  Fuel cells have been in development for a number of years and have been touted as replacements to batteries and other energy sources, as hundreds of millions of dollars have been invested in the market with varied success.   Estimates state the potential market size for global fuel cell demand in 2011 at $46 billion. The company is managed by John White, Chairman, John Godshall, Vice Chairman and Ron Seftick, CEO.

During 2008 and 2009, we invested an aggregate of $2.0 million in the form of an unsecured promissory note maturing in January 2010, initially bearing interest at 15% and thereafter increased to 18%.  In connection with the investment, we also received warrants to acquire 8.9 million shares of Trulite’s common stock at exercise prices ranging from $0.01 to $0.38 per share.  The warrants expire in 2015.  In June 2010, the note, together with all interest as accrued, was repaid by Trulite.  We retained the Trulite warrants which we valued at $0.1 million as of December 31, 2010.

Off Balance Sheet Arrangements

       We have operating leases for office space and office equipment.  The lease for office space expires in 2014 with a one-time option to terminate the lease as of the last day of the 36th month.  The lease also contains a provision for certain annual rental escalations.  Rent expense for the years ended December 31, 2010 and 2009 was $80.0 thousand and $80.0 thousand, respectively.

    Future minimum lease payments under the operating lease as of December 31, 2010 were as follows (in thousands):

2011	$53
2012	55
2013	56
2014	42
Total	$207

Contractual Obligations

As of December 31, 2010 we had one outstanding commitment in our portfolio company investments as follows (in thousands):

Portfolio Company	Original Follow-on Commitment	Remaining Commitment
Spectrum Management, LLC.	$750	$325
		$325

The Fund’s Board terminated the advisory agreement and the administrative agreement effective June 30, 2009. The Fund is now “internally” managed. This means we directly employs our management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

Dividends

On March 24, 2009, we announced a suspension of our managed distribution policy and payment of quarterly distributions for an indefinite period. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.We declared one stock dividend in 2009 totaling $0.1075 per share. We paid $2,000 in cash for fractional shares and issued 296,528 additional shares of stock in 2009. The 2009 dividend was 100% qualified and classified as 21% of ordinary income and 79% as return of capital.

We declared four dividends in 2008 amounting to $5.3 million ($0.63 per share). We paid $2.1 million in cash and issued 587,899 additional shares of stock. The 2008 dividends were 100% qualified and classified as 39% capital gain and 61% return of capital.

Common Stock Repurchases

On September 16, 2008, we repurchased an aggregate of 423,960 shares of our common stock, representing 4.9% of our outstanding shares, from unaffiliated third parties in a private transaction. In compliance with federal law, the sale was effected at the shares’ market price computed as the 5-day volume-weighted average closing price prior to the date of sale, which was September 11, 2008. The shares were repurchased at a discount to our net asset value and subsequently retired.

There were no common stock repurchases in 2010 or 2009.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 3, 2011, we sold U.S. Treasury Bills for $15.0 million and repaid our year-end margin loan.

On January 3, 2011, we received $0.09 million in the form of partial principal repayment from Sovereign Business Forms, Inc.

On January 26, 2011, we received $10.0 million from Capital Markets Acquisition Partners LLC (“CMAP”), in exchange for our holdings in 1848 Capital Partners LLC, Big Apple Entertainment Partners LLC, London Bridge Entertainment Partners Ltd, and certain assets held by Riptide Entertainment, LLC.  We were introduced to CMAP, as the buyer of these holdings, in mid-January 2011.

On January 31, 2011, we received $0.8 million received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Our investments in portfolio securities consist of some fixed-rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly affect interest income. In addition, changes in market interest rates are not typically a significant factor in the determination of fair value of these debt securities, since the securities are generally held to maturity. We determine their fair values based on the terms of the relevant debt security and the financial condition of the issuer.

A major portion of our investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. A small portion of the investment portfolio also consists of common stocks in publicly traded companies. These investments aredirectly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called Shipping Products and Services include two portfolio companies and was 22.1% of the net asset value and 30.4% of our investments in portfolio company securities (at fair value) as of December 31, 2010. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Equus Total Return, Inc.:

We have audited the accompanying balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of investments, as of December 31, 2010 and 2009 and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2010 and the selected per share data and ratios for each of the five years in the period ended December 31, 2010.  These financial statements and selected per share data and ratios are the responsibility of the management of Equus Total Return, Inc.  Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios.  Our procedures included verification by examination or confirmation of securities held by the custodian as of December 31, 2010 and 2009 or by other appropriate auditing procedures.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 and the selected per share data and ratios for each of the five years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Houston, Texas
March 18, 2011

EQUUS TOTAL RETURN, INC.
BALANCE SHEETS
	December 31,
	2010	2009
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $34,231 and $35,315 respectively)	$17,576	$28,729
Affiliate investments (cost at $923 and $8,973 respectively)	762	2,128
Non-affiliate investments (cost at $19,808 and $13,350 respectively)	9,324	11,554
Total investments in portfolio securities at fair value	27,662	42,411
Cash and cash equivalents	7,382	6,045
Restricted cash and temporary cash investments	15,150	30,299
Accounts receivable and other	273	47
Accrued interest receivable	2,724	2,205
Deferred offering costs	263	-
Total assets	53,454	81,007
Liabilities and net assets
Accounts payable and accrued liabilities	345	107
Accounts payable to related parties	58	-
Borrowing under margin account	15,000	29,999
Total liabilities	15,403	30,106
Commitments and contingencies
Net assets	$38,051	$50,901
Net assets consist of:
Common stock, par value	$9	$9
Capital in excess of par value	70,597	70,604
Undistributed net investment losses	(5,255)	(4,485)
Unrealized depreciation of portfolio securities, net	(27,300)	(15,227)
Total net assets	$38,051	$50,901
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	8,862	8,862
Shares of preferred stock $.001 par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Net asset value per share	$4.29	$5.74

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Investment income:
Interest and dividend income:
Control investments	$848	$1,644	$1,023
Affiliate investments	52	50	492
Non-affiliate investments	1,992	2,032	1,116
Total interest and dividend income	2,892	3,726	2,631
Interest from temporary cash investments	12	45	550
Total investment income	2,904	3,771	3,181
Expenses:
Management fee	-	715	1,861
Administrative fees	-	225	450
Compensation expense	1,355	497	-
Professional fees	1,386	1,241	828
Director fees and expenses	360	473	434
Mailing, printing and other expenses	342	236	259
General and administrative expense	157	130	-
Interest expense	36	51	49
Taxes	38	8	13
Total expenses	3,674	3,576	3,894
Net investment income (loss)	(770)	195	(713)
Net realized gain (loss):
Control investments	-	(824)	625
Affiliate investments	-	(9,688)	351
Non-affiliate investments	-	(5,000)	26
Temporary cash investments	(7)	(43)	(78)
Net realized gain (loss)	(7)	(15,555)	924
Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(27,300)	(15,227)	(3,055)
Beginning of period	(15,227)	(3,055)	16,818
Net change in unrealized appreciation (depreciation) of portfolio securities	(12,073)	(12,172)	(19,873)
Net decrease in net assets resulting from operations	$(12,850)	$(27,532)	$(19,662)
Net decrease in net assets resulting from operations per share:
Basic and diluted	$(1.45)	$(3.13)	$(2.33)
Weighted average shares outstanding
Basic and diluted	8,862	8,790	8,429

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(in thousands)	2010	2009	2008
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(770)	$195	$(713)
Net realized gain (loss)	(7)	(15,555)	924
Net change in unrealized depreciation of portfolio securities	(12,073)	(12,172)	(19,873)
Net decrease in net assets resulting from operations	(12,850)	(27,532)	(19,662)
Distributions to stockholders:
Distributions from net investment income	-	(195)	-
Return of capital distributions	-	(726)	(3,267)
Distributions of realized gains	-	-	(2,065)
Net decrease in net assets resulting from stockholder distributions	-	(921)	(5,332)
Capital share transactions:
Shares issued in dividend	-	919	3,223
Repurchase of common stock	-	-	(3,010)
Net increase in net assets resulting from capital share transactions	-	919	213
Decrease in net assets	(12,850)	(27,534)	(24,781)
Net assets at beginning of period	50,901	78,435	103,216
Net assets at end of period	$38,051	$50,901	$78,435

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2010	2009	2008
Reconciliation of decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net decrease in net assets resulting from operations	$(12,850)	$(27,532)	$(19,662)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	7	15,555	(924)
Net change in unrealized depreciation of portfolio securities	12,073	12,172	19,873
Amortization of original issue discount and origination fees	-	-	165
Changes in operating assets and liabilities:
Purchase of portfolio securities	(1,200)	(1,170)	(19,113)
Principal payments received from portfolio securities	4,440	927	3,861
Sales (purchases) of temporary cash investments	15,142	15,077	(15,123)
(Increase) decrease in accounts receivable and other	(226)	(39)	99
Increase in accrued interest receivable	(1,083)	(2,077)	(717)
Decrease in accrued escrowed receivables	-	-	262
Decrease in accounts payable and accrued liabilities	238	(97)	96
Increase in accounts payable-related parties	58	-	-
Decrease in due to adviser	-	(455)	(955)
Net cash provided by (used in) operating activities	16,599	12,361	(32,138)
Cash flows from financing activities:
Borrowings under margin account	70,999	147,037	185,960
Repayments under margin account	(85,998)	(162,007)	(170,987)
Dividends paid	-	(2)	(2,109)
Repurchase of common stock	-	-	(3,010)
Cash paid for deferred offering costs	(263)	-	-
Net cash provided by (used in) financing activities	(15,262)	(14,972)	9,854
Net increase (decrease) in cash and cash equivalents	1,337	(2,611)	(22,284)
Cash and cash equivalents at beginning of period	6,045	8,656	30,940
Cash and cash equivalents at end of period	$7,382	$6,045	$8,656
Non-cash operating and financing activities:
Shares issued in lieu of cash dividend	$-	$919	$3,223
Accrued interest or dividends exchanged for portfolio securities	$564	$1,121	$491
Supplemental disclosure of cash flow information:
Interest paid	$56	$56	$32
Income taxes paid	$38	$8	$13

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.
SELECTED PER SHARE DATA AND RATIOS

	Year Ended December 31,
	2010	2009	2008	2007	2006
Investment income	$0.33	$0.43	$0.38	$0.59	$0.76
Expenses	0.42	0.41	0.46	0.65	0.77
Net investment income (loss)	(0.09)	0.02	(0.08)	(0.06)	(0.01)
Net realized gain (loss)	-	(1.77)	0.11	0.64	2.39
Net change in unrealized appreciation (depreciation)	(1.36)	(1.38)	(2.36)	0.91	(0.60)
Net increase (decrease) in net assets resulting from operations	(1.45)	(3.13)	(2.33)	1.49	1.78
Capital transactions:
Distributions from net investment income	-	(0.02)	-	-	-
Return of capital distributions	-	(0.09)	(0.39)	-	(1.38)
Distributions of realized gains	-	-	(0.24)	(0.50)	(1.25)
Share Repurchase	-	-	0.36	-	-
Dilutive effect of shares issued in common stock dividend	-	(0.18)	(0.53)	(0.12)	(0.28)
Decrease in net assets resulting from capital transactions	-	(0.29)	(0.80)	(0.62)	(2.91)
Net increase (decrease) in net assets	(1.45)	(3.42)	(3.13)	0.87	(1.13)
Net assets at beginning of period	5.74	9.16	12.29	11.42	12.55
Net assets at end of period, basic and diluted	$4.29	$5.74	$9.16	$12.29	$11.42
Weighted average number of shares outstanding during period,
in thousands	8,862	8,790	8,429	8,251	7,949
Market value per share at end of period	$2.50	$3.20	$4.30	$6.31	$8.54
Selected ratios:
Ratio of expenses to average net assets	8.26%	5.53%	4.29%	5.48%	6.58%
Ratio of net investment gain (loss) to average net assets	(1.73)%	0.30%	(0.79)%	(0.53)%	(0.11)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(28.89)%	(42.57)%	(21.65)%	12.49%	15.24%
Total return on market price	(21.88)%	(23.08)%	(21.84)%	(20.26)%	25.08%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010
(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control investments: Majority-owned (6):
Equus Media Development Company, LLC	Media	January 2007	Member interest (100%)		$4,000	$1,163
Houston, TX
Riptide Entertainment, LLC (10) Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%)		65	-
			8% promissory notes due 9/14(5)	10,009	10,009	-
					10,074	-
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.66% / 55.00% fully diluted)		5,080	3,894
			12% subordinated promissory notes due 5/13(2)	2,742	2,742	2,742
					7,822	6,636
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest (81%)		2,850	-
			16% subordinated promissory notes due 5/11(2)(3)	2,115	2,115	1,422
					4,965	1,422
Total Control investments: Majority-owned (represents 21.6% of total investments at fair value)					$26,861	$9,221
Control Investments: Non-majority owned(7):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (34.2%)		$1,370	$2,355
			7% subordinated promissory note due 12/12(3)	6,000	6,000	6,000
					7,370	8,355
Total Control Investments: Non-majority Owned (represents 19.6% of total investments at fair value)					$7,370	$8,355
Total Control Investments: (represents 41.2% of total investments at fair value)					$34,231	$17,576
Affiliate Investments(8):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (20% / 18.70% fully diluted)		$350	$50

RP&C International Investments LLC	Healthcare	September 2006	Member interest (17.24%)		573	712
New York, NY
Total Affiliate Investments (represents 1.8% of total investments at fair value)					$923	$762

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.
SCHEDULE OF INVESTMENTS—(Continued)
DECEMBER 31, 2010
(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC (10) Miami, FL	Entertainment and leisure	January 2008	18% promissory note due 1/11(4)	$3,883	$3,883	$3,883
Big Apple Entertainment Partners LLC (10) New York, NY	Entertainment and leisure	October 2007	18% promissory note due 10/10(4)	3,275	3,275	3,275
Infinia Corporation	Alternative energy	June 2007	115,180 shares common stock (0.63%)		8,000	-
Kennewick, WA
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
London Bridge Entertainment Partners Ltd (10) London UK	Entertainment and leisure	August 2008	18% promissory notes due 8/11(4)	2,855	2,855	2,026
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares 12.25% preferred stock		1,795	-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15	-	-	140
Total Non-Affiliate Investments (represents 21.9% of total investments at fair value)					$19,808	$9,324
Total Portfolio Securities					$54,962	$27,662
Temporary Cash Investments
U.S. Treasury Bills(9)	Government	December 2010	UST 0% 1/11	$15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 35.1% of total investments at fair value)					$15,000	$15,000
Total Investments					$69,962	$42,662

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Income on these securities is paid-in-kind by the issuance of additional securities, or through accretion of original issue discount.
(5)	Non-income producing.
(6)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(7)
Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.

(8)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(9)	The Fund has included U.S. Treasury Bills in "Restricted Cash and Temporary Cash Investment" on the balance sheet.
(10)	See "Subsequent Events" where Riptide Entertainment, LLC sold certain of its assets and we desposed of our holdings in 1848, Big Apple and London Bridge, in exchange for $10.0 million.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.
SCHEDULE OF INVESTMENTS—(Continued)
DECEMBER 31, 2010
(in thousands, except share data)

Substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933.  We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of our investments are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 78.5% of the total value of the investments in portfolio securities as of December 31, 2010.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2010 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$30,879	$19,348	50.8%
Common stock	14,800	6,299	16.6%
Limited liability company investments	7,488	1,875	4.9%
Options and warrants	-	140	0.4%
Preferred stock	1,795	-	0.0%
Total	$54,962	$27,662	72.7%

    Three notes receivable included in secured and subordinated debt with an estimated fair value of $9.2 million provide that all or a portion of interest is paid-in-kind, by adding such amount to the principal of the notes. For the remainder of secured and subordinated debt, cash payments of interest are currently being received and/or accrued on notes aggregating $10.1 million in fair value, while notes with a cost basis of $10 million and a fair value of $0 are non-income producing.

The following is a summary by industry of our investments in portfolio securities as of December 31, 2010 (in thousands):

		Fair Value as
		Percentage of
Industry	Fair Value	Net Assets
Entertainment and leisure	$9,184	24.1%
Shipping products and services	8,405	22.1%
Business products and services	8,058	21.2%
Media	1,163	3.1%
Healthcare	712	1.8%
Alternative energy	140	0.4%
Total	$27,662	72.7%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.
SCHEDULE OF INVESTMENTS—(Continued)
DECEMBER 31, 2009
(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control investments: Majority-owned (6):
Equus Media Development Company, LLC	Media	January 2007	Member interest (100%)		$5,000	$5,000
Houston, TX
Riptide Entertainment, LLC	Entertainment and leisure	December 2005	Member interest (64.67%)		65	-
Miami, FL			8% promissory notes due 9/14(5)	10,010	10,010	3,151
					10,075	3,151
Sovereign Business Forms, Inc.	Business products	August 1996	1,214,630 shares of common stock		5,080	4,256
Houston, TX	and services
			12% subordinated promissory notes due 5/13(2)	3,250	3,250	3,250
					8,330	7,506
Spectrum Management, LLC	Business products	December 1999	285,000 units of Class A member interest		2,850	3,208
Carrollton, TX	and services
			16% subordinated promissory notes due 5/11(2)(3)	1,690	1,690	1,690
					4,540	4,898
Total Control investments: Majority-owned (represents 28.4% of total investments at fair value)					$27,945	$20,555
Control Investments: Non-majority owned(7):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock		$1,370	$2,174
			7% subordinated promissory note due 12/12(3)	$6,000	6,000	6,000
Total Control Investments: Non-majority Owned (represents 11.3% of total investments at fair value)					$7,370	$8,174
Total Control Investments: (represents 39.7% of total investments at fair value)					$35,315	$28,729
Affiliate Investments(8):
Infinia Corporation	Alternative energy	June 2007	1,151,800 shares preferred stock		$8,000	$1,479
Kennewick, WA
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	11
					8,000	1,490
Nickent Golf, Inc.	Entertainment and leisure	June 2007	8% receivership certificate	50	50	25
City of Industry, CA			3,000,000 shares Class A convertible preferred stock		-	-
			Warrants to buy 15,000 shares of common stock at $1.00 per share through 3/13		-	-
			Warrants to buy 1,434,149 shares of common stock at $0.60 per share through 8/10, warrant terms subject to change		-	-
					50	25
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock		350	-

RP&C International Investments LLC	Healthcare	September 2006	Member interest (17.24%)		573	613
New York, NY
Total Affiliate Investments (represents 2.9% of total investments at fair value)					$8,973	$2,128

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.
SCHEDULE OF INVESTMENTS—(Continued)
DECEMBER 31, 2009
(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC	Entertainment and leisure	January 2008	18% promissory note due 1/11(4)	$3,587	$3,587	$3,587
Miami, FL
Big Apple Entertainment Partners LLC	Entertainment and leisure	October 2007	18% promissory note due 10/10(4)	3,153	3,153	3,153
New York, NY
London Bridge Entertainment Partners Ltd	Entertainment and leisure	August 2008	18% promissory notes due 8/11(4)	2,707	2,707	2,707
London UK
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares 12.25% preferred stock		1,796	-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,796	-
Trulite, Inc.	Alternative energy	August 2008	18% promissory note due 1/10(3)	2,107	2,107	2,107
Columbia, SC			Warrants to buy 6,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
					2,107	2,107
Total Non-Affiliate Investments (represents 16.0% of total investments at fair value)					$13,350	$11,554
Total Portfolio Securities					$57,638	$42,411
Temporary Cash Investments
U.S. Treasury Bills(9)	Government	December 2009	UST 0% 2/10	$30,000	$29,999	$29,999
Total Temporary Cash Investments (represents 41.4% of total investments at fair value)					$29,999	$29,999
Total Investments	$87,637	$72,410

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Income on these securities is paid-in-kind by the issuance of additional securities, or through accretion of original issue discount.
(5)	Non-income producing.
(6)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(7)
Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in we own more than 25% but not more than 50% of the voting securities of the company.

(8)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(9)	The Fund has included U.S. Treasury Bills in "Restricted Cash and Temporary Cash Investment" on the balance sheet.

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.
SCHEDULE OF INVESTMENTS—(Continued)
DECEMBER 31, 2009

 Substantially all our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of our investments are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 77.7% of the total value of the investments in portfolio securities as of December 31, 2009.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2009 (in thousands):

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

    The following is a summary by industry of our investments in portfolio securities as of December 31, 2009 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Entertainment and leisure	$12,624	24.8%
Business products and services	12,403	24.4%
Shipping products and services	8,174	16.1%
Alternative energy	3,597	7.1%
Media	5,000	9.8%
Healthcare	613	1.1%
Total	$42,411	83.3%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

(1) ORGANIZATION AND BUSINESS PURPOSE

Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This new strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. We seek to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or organically. We may also invest in recapitalizations of existing businesses or special situations from time to time. Our investments in portfolio companies consist of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. We elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). For tax purposes, we have elected to be treated as a regulated investment company (“RIC”). With shareholder approval on June 30, 2005, we entered into a new investment advisory agreement with Moore Clayton Capital Advisors, Inc. (the “Adviser”). Prior to this agreement, our adviser was Equus Capital Management Corporation. On June 12, 2009, our board of directors announced plans to “internalize” Fund management. Our investment advisory agreement with the Adviser terminated on June 30, 2009. The Fund now directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

Effective August 11, 2006, we began to employ a total return investment style. The total return style combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, we are a “growth-at- reasonable-price” investor. We invest primarily in privately owned companies and are open to virtually any potential growth investment in the privately owned arena. However, our primary aim is to identify and acquire only those equity securities that meet our criteria for selling at reasonable prices. The income investments made consist principally of purchasing debt financing with the objective of generating regular interest income as well as long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

Liquidity and Revolving Line of Credit—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-K, i.e., the period through December 31, 2011.

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might effect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

As of December 31, 2010, we had cash and temporary investments of $7.4 million.  We had $27.7 million of our net assets of $38.1 million invested in portfolio securities.  Cash equivalents of $15.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment.  Restricted cash amounted to $0.2 million for the required 1% brokerage deposit.  These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 3, 2011.

As of December 31, 2009, we had cash and temporary cash investments of $6.0 million. We had $42.4 million of our net assets of $50.9 million invested in portfolio securities. Cash equivalents of $30.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment.

Restricted assets totaled $0.3 million, for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 4, 2010.

On August 13, 2008, we entered into a $7.5 million revolving line of credit agreement (the “Credit Facility”) with Amegy Bank. We can borrow up to $7.5 million under the Credit Facility, subject to a borrowing base equal to 20% of the value of the Fund’s eligible portfolio assets. The Credit Facility bears a floating interest rate of the higher of (a) the Federal Funds Rate plus  1/ 2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Lender as its “prime rate”. The Credit Facility is secured by substantially all of our portfolio assets and securities. It contains certain restrictive covenants, including, but not limited to, the maintenance of certain financial ratios and certain limitations on indebtedness, liens, sales of assets, mergers and transactions with affiliates all of which we were in compliance as of December 31, 2009. Effective September 8, 2010, we terminated our revolving line of credit agreement. From the inception of this line of credit, there were no borrowings.

As of December 31, 2010, we had total commitments of $0.3 million committed to Spectrum Management, LLC, which is in the business products and services industry.

As of December 31, 2009, we had total commitments of $0.2 million committed to Trulite, Inc., which is in the alternative energy industry.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings and Temporary Cash Investments—During 2010 and 2009, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

As of December 31, 2010, we borrowed $15.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.2 million. The U.S Treasury bills were sold on January 3, 2011 and the total amount borrowed was repaid at that time.

As of December 31, 2009, we borrowed $30.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $30.3 million. The U.S. Treasury bills were sold on January 4, 2010 and the total amount borrowed was repaid at that time.

Economic Conditions—Economic conditions during 2010 and 2009 and market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during 2009 the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook during 2009 and 2010 to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2011 operating requirements.

(3) SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

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

During the first twelve months after an investment is made, the original investment value is utilized to determine the fair value unless significant developments have occurred during this twelve month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). After the twelve month period, or if material events have occurred within the twelve month period, Fund management considers a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, Fund management considers three different valuation approaches: a market approach, an income approach, and a cost approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. Fund management allocates value to these securities based on their relative priorities. For equity securities such as warrants, the Fund may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model.

Market approach – The market approach typically employed by Fund management calculates the enterprise value of a company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company for the trailing twelve month period.  Adjustments to the company’s EBITDA, including those for non-recurring items, may be considered. Multiples are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable. The Fund may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Income approach – The income approach typically utilized by Fund management calculates the enterprise value of a company utilizing a discounted cash flow model incorporating projected future cash flows of the company.  Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable.

Cost approach – The Fund considers the cost approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing the its debt upon maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

Fund management considers that the Fund’s general intent is to hold its loans to maturity when appraising its privately held debt investments. As such, Fund management believes that the fair value will not exceed the cost of the investment. However, in addition to the previously described analysis involving allocation of value to the debt instrument, the Fund performs a yield analysis to determine if a debt security has been impaired.

Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

The Audit Committee of the Board of Directors may engage independent, third-party valuation firms to conduct independent appraisals and review management’s preliminary valuations of each privately-held investment in order to make their own independent assessment. Any third-party valuation data would be considered as one of many factors in a fair value determination. The Audit Committee then would recommend the fair values for all privately-held securities based on all relevant factors to the Board of Directors for final approval.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $27.7 million and $42.4 million as of December 31, 2010 and 2009, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of December 31, 2010 or 2009.

On a daily basis, we adjust our net asset value for the changes in the value of our publicly held securities, if applicable, and material changes in the value of private securities, generally determined on a quarterly basis or as announced in a press release, and reports those amounts to Lipper Analytical Services, Inc. Weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

Deferred Offering Costs—Accumulation of costs related to the offering whereby we will sell additional shares or rights to acquire shares at a market price that may have been below net asset value. The main components of the costs are legal fees and consultant’s fees specifically related to the offering.

Investment Transactions—Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which EQS owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those non-control investments in companies in which EQS owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

Interest Income Recognition—We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. We accrete or amortizes discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities. We stop accruing interest on investments when we determine that interest is no longer collectible. If the Fund receives any cash after determining that interest is no longer collectible, it treats such cash as payment on the principal balance until the entire principal balance has been repaid, before it recognizes any additional interest income.

Payment in Kind Interest (PIK)—We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We include our investing activities within cash flows from operations. We exclude “Restricted Cash & Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Income Taxes—We intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a RIC. See Note 2 for further discussion of the Fund’s RIC borrowings.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the year ended December 31, 2010, and recorded $0.01 million and $0.01 million in state income tax for the years ended December 31, 2009 and 2008, respectively, that is solely attributable to the Texas margin tax.

Fair Value Measurement—In September 2006, the Financial Accounting Standard Board (FASB) issued guidance regarding Fair Value Measurements which defined fair value, established a framework for measuring fair value, outlined a fair value hierarchy based on inputs used to measure fair value and enhanced disclosure requirements for fair value measurements. The guidance did not change existing guidance as to whether an instrument is carried at fair value. We adopted changes issued by the FASB to fair value disclosures of financial instruments which define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We have categorized all investments recorded at fair value based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are debt, warrants and/or other equity investments held in a private company. As previously described, Fund management considers a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, Fund management considers three different valuation approaches: a market approach, an income approach, and a cost approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. Fund management allocates value to these securities based on their relative priorities. For equity securities such as warrants, the Fund may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model. Yield analysis is also employed to determine if a debt security has been impaired.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

As of December 31, 2010, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:
		Fair Value Measurements As of December 31, 2010
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$17,576	$-	$-	$17,576
Affiliate investments	762	-	-	762
Non-Affiliate investments	9,324	-	-	9,324
Total Investments	27,662	-	-	27,662
Temporary Cash Investments	15,000	15,000	-	-
Total Investments and Temporary Cash Investments	$42,662	$15,000	$-	$27,662

The following table provides a reconciliation of fair value changes during 2010 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2009	$28,729	$2,128	$11,554	42,411
Change in unrealized appreciation (depreciation)	(10,069)	(651)	(1,353)	(12,073)
Purchases, issuances and settlements, net	(1,084)	(50)	(1,542)	(2,676)
Change in control	-	(665)	665	-
Fair value as of December 31, 2010	$17,576	$762	$9,324	$27,662

As of December 31, 2009, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of December 31, 2009
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$28,729	$-	$-	$28,729
Affiliate investments	2,128	-	-	2,128
Non-Affiliate investments	11,554	-	-	11,554
Total Investments	42,411	-	-	42,411
Temporary Cash Investments	29,999	29,999	-	-
Total Investments and Cash Equivalents	$72,410	$29,999	$-	$42,411

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

Reclassification —Certain amounts for the years ended December 31, 2009 and 2008 have been reclassified in the comparative financial statements to be comparable to the presentation in the year ended December 31, 2010. These reclassifications had no effect on net income or net assets.

(4) RELATED PARTY TRANSACTIONS AND AGREEMENTS

We entered into an investment advisory agreement dated June 30, 2005 with Moore Clayton Capital Advisors, Inc., pursuant to which Moore Clayton Capital Advisors, Inc. (“MCCA”), provided investment advisory services in exchange for an advisory fee. We also entered into an administration agreement dated June 30, 2005 with Equus Capital Administration Company, Inc. (“ECAC”), pursuant to which ECAC provided administrative services in exchange for an administrative fee. The Fund’s Board of Directors terminated the advisory agreement and the administrative agreement effective June 30, 2009. Since that date, the Fund has been “internally” managed, which means that the Fund directly employs its management team and incurs the costs and expenses associated with Fund operations.

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $2,500 is paid to the Chairman of the Audit Committee and a quarterly fee of $3,750 is paid to the Chairman of the Independent Directors.

On December 20, 2010, our board of directors approved a consulting apreement ("Consulting Agreement") with John A. Hardy, the Fund's Executive Chairman.  The Consulting Agreement provides for base compensation to Mr. Hardy of $200,000 per annum and an annual bonus based upon achievement of certain criteria.  The bonus is subject to an annual payout cap of $150,000, and any bonus earned that exceeds the payout cap will be carried over into subsequent fiscal years.  If the Consulting Agreement is terminated without cause, as defined therein, Mr. Hardy will be entitled to receive one year's base consulting fee, together with all bonuses earned and unpaid up to the date of termination.  Mr. Hardy is not entitled to participate in any employee-related benefits, including health, life and disability plans, of the Fund.  As of December 31, 2010, Mr. Hardy's compensation totaled $266,662, which included a $150,000 bonus for fiscal year 2010 in accordance with this agreement.  In February 2011, Mr. Hardy received a bonus of $150,000 for fiscal year 2011 in accordance with this agreement.

On December 22, 2010, our board of directors approved an employment agreement ("Employment Agreement") with S.J. Brown, the Fund's Chief Investment Officer.  The Employment Agreement provides for a base salary of $225,000 per annum and an annual bonus based upon achievement of certain criteria.  The bonus is subject to an annual payout cap of $50,000.  The Employment Agreement also entitles Mr. Brown to participate in various health and incentive compensation plans as and when adopted by the Fund, and further provides for payment of base salary in the event that Mr. Brown's employment is terminated without cause or for good reason as defined therein.  As of December 31, 2010, Mr. Brown's compensation including accrued bonuses totaled $0.2 million.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund shall pay a rate of $250 per hour for services rendered.  The Fund incurred $0.1 million which is included in compensation expense as of December 31, 2010 statement of operations and $0.09 million which is included in deferred offering costs as of December 31, 2010 balance sheet for services provided by Kenneth I. Denos, Secretary of the Fund.

In June, 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. Mr. Kenneth I. Denos, Secretary of the Fund, holds a majority of the voting shares of A+ Filings. The Fund incurred $12,000 in services rendered by A+ Filings as of December 31, 2010.

(5) FEDERAL INCOME TAX MATTERS

We are required to make distributions of any net taxable investment income on an annual basis, and may elect to distribute or retain net taxable realized capital gains. The Internal Revenue Service approved our request, effective October 31, 1998, to change our year-end for determining capital gains for purposes of Section 4982 of the Internal Revenue Code from December 31 to October 31.

In 2009, we distributed 100% of our ordinary income. We were not required to make distributions of ordinary income for 2010 or 2008 under income tax regulations.

For the year ended December 31, 2010, we have a net investment loss for book purposes of $0.8 million and $0.8 million for tax purposes.  During 2010, we had a net capital loss for book purposes of $7.0 thousand and a net capital loss for tax purposes of $7.0 thousand for tax purposes.  The aggregate cost of investments for federal income tax purposes as of December 31, 2010 was $51.9 million. Such investments had unrealized appreciation of approximately $1.3 million and unrealized depreciation of $28.6 million for book purposes, or net unrealized depreciation of approximately $27.3 million. The Fund had unrealized appreciation of approximately $1.4 million and unrealized depreciation of approximately $25.7 million for tax purposes, or net unrealized depreciation of approximately $24.3 million as of December 31, 2010.  As of December 31, 2010, we had approximately $15.6 million in capital loss carryforwards which expire after 2017.

In regards to the Return of Capital Statement of Position, during the three years ended December 31, 2010, we recorded a reclassification for permanent book to tax differences of less than $1.0 thousand in each year.  These differences were primarily due to the tax exempt interest income received.  These differences resulted in a net decrease in accumulated earnings.  This reclassification had no effect on net assets.

For the year ended December 31, 2009, we had a net investment gain for book purposes of approximately $0.2 million and $0.2 million for tax purposes. During 2009, we had a net capital loss for book purposes of approximately $15.6 million and a net capital loss for tax purposes of $15.6 million.  The aggregate cost of investments for federal income tax purposes as of December 31, 2009 was $54.6 million. Such investments had unrealized appreciation of approximately $1.2 million and unrealized depreciation of $16.4 million for book purposes, or net unrealized depreciation of approximately $15.2 million.

The Fund had unrealized appreciation of approximately $4.2 million and unrealized depreciation of approximately $16.4 million for tax purposes, or net unrealized depreciation of approximately $12.2 million as of December 31, 2009.

For the year ended December 31, 2008, we had a net investment loss for book purposes of $1.0 million and $1.0 million for tax purposes. During 2008, we had a net capital gain for book purposes of $0.9 million and a net capital gain for tax purposes of $1.0 million. As of December 31, 2008, we had no capital loss carry-forward. The aggregate cost of investments for federal income tax purposes as of December 31, 2008 was $69.2 million. Such investments had unrealized appreciation of $15.6 million and unrealized depreciation of $18.7 million for book purposes, or net unrealized depreciation of $3.1 million. We had unrealized appreciation of $19.3 million and unrealized depreciation of $19.5 million for tax purposes, or net unrealized depreciation of $0.2 million as of December 31, 2008.

We are a flow through, non-tax paying entity; further, our net operating loss carryforwards have been exhausted. Based upon an examination of our tax position, we determined that the aggregate exposure for uncertain tax positions did not have a material impact on our financial statements as of December 31, 2010 and December 31, 2009. The uncertain tax position is measured at the largest amount of benefits/expense that is greater than 50% likely of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state income tax returns for 2007 through 2010 remain open to examination.  We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(6) CONTRACTUAL OBLIGATIONS

     We have operating leases for office space and office equipment.  The lease for office space expires in 2014 with a one-time option to terminate the lease as of the last day of the 36th month.  The lease also contains a provision for certain annual rental escalations.  Rent expense for the years ended December 31, 2010 and 2009 was $80.0 thousand and $80.0 thousand, respectively.

    Future minimum lease payments under the operating lease as of December 31, 2010 were as follows (in thousands):

2011	$53
2012	55
2013	56
2014	42
Total	$207

    As of December 31, 2010 we had one outstanding commitment in our portfolio company investments as follows (in thousands):

Portfolio Company	Original Follow-on Commitment	Remaining Commitment
Spectrum Management, LLC	$750	$325
		$325

 (7) DIVIDENDS

On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

We declared one stock dividend in 2009 totaling $0.1075 per share. We paid $2,000 in cash for fractional shares and issued 296,528 additional shares of stock in 2009. The 2009 dividend was 100% qualified and classified as 21% of ordinary income and 79% as return of capital.

We declared four dividends in 2008 amounting to $5.3 million ($0.63 per share). We paid $2.1 million in cash and issued 587,899 additional shares of stock. The 2008 dividends were 100% qualified and classified as 39% capital gain and 61% return of capital.

(8) PORTFOLIO SECURITIES

2010 Portfolio Activity

    During the year ended December 31, 2010, we received payment in full for the Trulite, Inc. promissory note, in the amount of $2.6 million, which included interest income of $0.3 million, a distribution from Equus Media Development Company, LLC of $1.0 million, and repayment of the Nickent Golf, Inc. receivership certificate in the amount of $0.1 million.  We also received repayment of the $0.6 million bridge loan from London Bridge Entertainment Partners, Ltd.

During the year ended December 31, 2010, the Fund had investment activity of $1.8 million in five portfolio companies, including $0.6 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK).

The following table includes significant investment activity during the year ended December 31, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
London Bridge Entertainment Partners Ltd	$-	$-	$575	$148	$723
Spectrum Management, LLC	-	-	425	-	425
1848 Capital Partners LLC	-	-	-	295	295
Trulite, Inc.	-	-	200	-	200
Big Apple Entertainment Partners LLC	-	-	-	121	121
	$-	$-	$1,200	$564	$1,764

During 2010, we realized no material gains or losses on sales of portfolio securities.

During 2010, we recorded an increase in net unrealized depreciation of $12.1 million, to a net unrealized depreciation of $27.3 million. Such increase in depreciation resulted primarily from the following changes:

(i)	Increase in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $0.2 million. ConGlobal’s value reflects the general stability of business performance over last year.

(ii)
Decline in fair market value of Equus Media Development Company, LLC (“EMDC”) of $2.8 million. In June 2010, we received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.5 million in cash and has a remaining funding commitment of $0.3 under our agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of its assets to reflect the holding period of the projects held by EMDC.

(iii)
Decline in fair market value of Infinia Corporation of $1.5 million. Infinia has informed us of its significant capital and ongoing liquidity needs. Based on these factors, the negative book value of equity, our nominal equity holdings and the future potential dilution or possible restructuring of the capital structure of the company, we have written down the investment to $0.

(iv)
Increase in fair market value of PalletOne, Inc. of $0.1 million. PalletOne, Inc. has continued to generate cash flows which have reduced debt levels. We believe the performance of the company in recent years and its continued debt reduction initiatives has created a nominal increase in the value of our equity holdings.

(v)	Decrease in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.4 million. The value of Sovereign reflects a slight decline in business performance compared with last year.

(vi)
Decline in fair market value of Spectrum Management, LLC (“Spectrum”) of $3.9 million.   In the fourth quarter, we loaned Spectrum $0.4 million to meet its immediate working capital needs.  The valuation reflects Spectrum’s operating results, market conditions of its customer base, working capital shortfall and near-term maturity of the company’s debt.

(vii)
Increase in fair market value of Trulite, Inc. (“Trulite”) of $0.1 million. We hold approximately nine million warrants in Trulite, many with a nominal exercise price. Based on Trulite’s recent equity raise, operating performance and repayment of the Fund’s debt, the Fund determined the warrants have increased in value. We have valued these warrants utilizing the Black-Sholes option pricing model.

(viii)
Subsequent to year-end, we sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) in a transaction which also combined all of the assets of Riptide Entertainment Partners, LLC (“Riptide”).  All of these assets were sold to Capital Markets Acquisition Partners, LLC, for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0.  For the year, the changes in fair value for each investment include an increase of $0.3 million of the 1848 note, and increase of $0.2 million of the Big Apple note, a decline of $0.7 million of the London Bridge note and a decline of $3.2 million in Riptide. See “Subsequent Events” where Riptide sold certain of its assets and we disposed of our holdings in 1848, Big Apple, and London Bridge, in exchange for $10.0 million.

2009 Portfolio Activity

During the twelve months ended December 31, 2009, we had investment activity of $2.3 million in seven portfolio companies, including $1.1 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK).

The following table includes significant investment activity during the year ended December 31, 2009 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
Trulite, Inc.	$-	$-	$300	$307	$607
1848 Capital Partners LLC	-	-	-	453	453
Riptide Entertainment, LLC	-	-	450	-	450
Nickent Golf, Inc	-	-	370	-	370
London Bridge Entertainment Partners Ltd	-	-	-	208	208
Big Apple Entertainment Partners LLC	-	-	-	153	153
HealthSPAC, LLC	-	-	50	-	50
	$-	$-	$1,170	$1,121	$2,291

During 2009, we realized net capital losses of $15.6 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Loss
Nickent Golf, Inc.	Entertainment and leisure	Affiliate	$(9,688)
Creekstone Florida Holdings, LLC	Real estate	Non-Affiliate	(4,000)
Metic Group, PLC	Commercial building products	Non-Affiliate	(1,000)
HealthSPAC, LLC	Healthcare	Control	(824)
Various others			(43)
			$(15,555)

During 2009, we recorded an increase in net unrealized depreciation on investments of $12.2 million from a net unrealized depreciation position of $3.0 million to a net unrealized depreciation position of $15.2 million. This increase in depreciation resulted primarily from decreases in estimated fair value of eight of our portfolio companies aggregating $27.4 million. This change was primarily comprised of Infinia Corporation, Riptide Entertainment, LLC and Spectrum Management LLC, based on current market conditions and operations in 2009. These decreases were partially offset by the Fund’s transfer in net unrealized depreciation to net realized depreciation related to the write-off Creekstone Florida Holdings, LLC, Metic Solutions, Plc, and HealthSpac LLC.

2008 Portfolio Activity

During the twelve months ended December 31, 2008, we had investment activity totaling $8.1 million in four new portfolio companies. We also made follow-on investments of $11.1 million in four portfolio companies and received $0.2 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK) accretion of original issue discount on promissory notes (OID) and amortization of original issue premiums on promissory notes.

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

During the year ended December 31, 2008, we realized net capital gains of $0.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain/(Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control, non-majority	$625
RP&C International Investments LLC	Healthcare	Affiliate	351
Various others			(52)
			$924

During 2008, our net unrealized appreciation on investments decreased by $19.9 million to a net unrealized depreciation position of $3.0 million as of December 31, 2008. This decrease in appreciation resulted primarily from the decrease in the estimated fair values of Nickent Golf, Inc., Infinia Corporation and Creekstone Florida Holdings, LLC, which we revalued based on current market conditions and operations in 2008. We had additional increases in unrealized appreciation due to increases in fair value of two portfolio companies aggregating $4.6 million. This change was primarily comprised of ConGlobal Industries and Sovereign Business Forms.

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

(10) SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 3, 2011, we sold U.S. Treasury Bills for $15.0 million and repaid our year-end margin loan.

On January 3, 2011, we received $0.09 million in the form of partial principal repayment from Sovereign Business Forms, Inc.

On January 26, 2011, we received $10.0 million from Capital Markets Acquisition Partners LLC, in exchange for our holdings in 1848 Capital Partners LLC, Big Apple Entertainment Partners LLC, London Bridge Entertainment Partners Ltd, and certain assets held by Riptide Entertainment, LLC.

    On January 31, 2011, we received $0.8 million received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

(11) SELECTED QUARTERLY DATA (in thousands, except per share amounts)

(in thousands, except per share amounts)	Year Ended December 31, 2010
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010	TOTAL
Total investment income	$851	$827	$609	$617	$2,904
Net investment income (loss)	$(48)	$(631)	$79	$(170)	(770)
Increase (decrease) in net assets resulting from operations	(750)	(12,263)	(6,413)	6,576	(12,850)
Basic and diluted earnings per share(1)	$(0.08)	$(1.38)	$(0.72)	$0.74	$(1.45)

(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(12) LEGAL MATTERS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the Fund’s Executive Chairman and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in those certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Fund, including our Executive Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on the foregoing, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed its internal control over financial reporting as of December 31, 2010, the end of its fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our Accounting Department.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about the Directors and Executive Officers of the Fund, the Fund’s Audit Committee and the Nominating and Corporate Governance Committee, the Fund’s code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to the Fund’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2011 (the “2011 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to the Fund’s 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to the Fund’s 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund’s 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to the Fund’s 2011 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Equus Total Return, Inc.:

We have audited the balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of investments, as of December 31, 2010 and 2009 and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2010 and the selected per share data and ratios for each of the five years in the period ended December 31, 2010, and have issued our report thereon dated March 18, 2011 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in Item 15(a)(2) of this Form 10-K.  The Schedule 12-14 is the responsibility of the management of Equus Total Return, Inc.  Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein

/s/ UHY LLP
UHY LLP

Houston, Texas
March 18, 2011

SCHEDULE 12-14
EQUUS TOTAL RETURN, INC.
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
(in thousands)

		Year Ended December 31, 2010
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income (e)	As of December 31, 2009 Fair Value	Gross Additions (b)	Gross Reductions ( c)	As of December 31, 2010 Fair Value
Control investments: Majority-owned
Equus Media Development Company, LLC	Member interest (100%)	$-	$5,000	$-	$(3,837)	$1,163

Riptide Entertainment, LLC	Member interest (64.67%)	-	-	-	-	-
	8% promissory notes (d)	-	3,151	-	(3,151)	-

Sovereign Business Forms, Inc.	1,214,630 shares of common stock	-	4,256	-	(362)	3,894
	12% promissory notes	372	3,250	-	(508)	2,742

Spectrum Management, LLC	285,000 units of Class A member interest	-	3,208	-	(3,208)	-
	16% subordinated promissory note	56	1,690	425	(693)	1,422
Total Control investments: Majority owned		$428	$20,555	$425	$(11,759)	$9,221
Control Investments: Non-majority owned
ConGlobal Industries Holding, Inc.	24,397,303 shares of common stock	$-	$2,174	$-	$181	$2,355
	7% promissory note	420	6,000	-	-	6,000
Total Control investments: Non-majority owned		$420	$8,174	$-	$181	$8,355
Total Control investments		$848	$28,729	$425	$(11,578)	$17,576
Affiliate Investments
Infinia Corporation	1,151,800 shares preferred stock	$-	$1,479	$-	$(1,479)	$0
	666,667 Class A shares preferred stock	-	-		-	-
	160,720 Class B shares preferred stock	-	-		-	-
	Option to purchase 16,000 shares of common stock at $7.43 per share through December 19, 2012	-	11		(11)	-

Nickent Golf, Inc.	8% receivership certificate (d)	-	25	25	(50)	-
	13% promissory note (d)	-	-	-	-	-
	3,000,000 shares Class A convertible preferred stock	-	-			-

PalletOne, Inc.	350,000 shares of common stock	-	-	50	-	50

RP&C International Investments LLC	Member interest (17.2%)	52	613	99	-	712
Total Affiliate investments		$52	$2,128	$174	$(1,540)	$762
Total Investments In and Advances to Affiliates		$900	$30,857	$599	$(13,118)	$18,338

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)
Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2010.

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

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.	Material Contracts.

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

Equus Total Return, Inc.

Date: March 18, 2011	By:	/s/ JOHN A. HARDY
John A. Hardy
Executive Chairman
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 18, 2011
Fraser Atkinson

/S/ ALESSANDRO BENEDETTI	Director	March 18, 2011
Alessandro Benedetti

/S/ RICHARD F. BERGNER	Director	March 18, 2011
Richard F. Bergner

/S/ KENNETH I. DENOS	Director	March 18, 2011
Kenneth I. Denos

/S/ GREGORY J. FLANAGAN	Director	March 18, 2011
Gregory J. Flanagan

/S/ HENRY W. HANKINSON	Director	March 18, 2011
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 18, 2011
Robert L. Knauss

/S/ BERTRAND DES PALLIERES	Director	March 18, 2011
Bertrand des Pallieres

/S/ JOHN A. HARDY	Director, Executive Chairman (Principal Executive Officer)	March 18, 2011
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2011
L’Sheryl D. Hudson