Form 10-Q
period 2011-03-31
EQUUS TOTAL RETURN, INC.
filed 2011-05-16
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 16, 2011.

1

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $34,186 and $34,231 respectively)	$16,654	$17,576
Affiliate investments (cost at $350 and $923 respectively)	50	762
Non-affiliate investments (cost at $9,795 and $19,808 respectively)	150	9,324
Total investments in portfolio securities at fair value	16,854	27,662
Cash and cash equivalents	17,165	7,382
Restricted cash and temporary cash investments	6,060	15,150
Accounts receivable and other	43	273
Accrued interest receivable	2,422	2,724
Deferred offering costs	415	263
Total assets	42,959	53,454
Liabilities and net assets
Accounts payable and accrued liabilities	591	345
Accounts payable - related parties	35	58
Borrowing under margin account	6,000	15,000
Total liabilities	6,626	15,403
Commitments and contingencies (Note 1)
Net assets	$36,333	$38,051
Net assets consist of:
Common stock, par value	$9	$9
Capital in excess of par value	69,742	70,597
Undistributed net investment losses	(5,941)	(5,255)
Unrealized depreciation of portfolio securities, net	(27,477)	(27,300)
Total net assets	$36,333	$38,051
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	8,862	8,862
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$4.10	$4.29

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
(in thousands, except per share amounts)	2011	2010
Investment income:
Interest and dividend income:
Control investments	$316	$304
Affiliate investments	4	13
Non-affiliate investments	112	530
Total interest and dividend income	432	847
Interest from temporary cash investments	7	4
Total investment income	439	851
Expenses:
Compensation expense	492	348
Professional fees	339	344
Settlement expense	120	—
Director fees and expenses	82	100
Mailing, printing and other expenses	41	29
General and administrative expense	51	44
Interest expense	—	9
Taxes	—	24
Total expenses	1,125	898
Net investment loss	(686)	(47)
Net realized gain (loss):
Affiliate investments	138	—
Non-affiliate investments	(992)	—
Temporary cash investments	(1)	(4)
Net realized loss	(855)	(4)
Net unrealized depreciation of portfolio securities:
End of period	(27,477)	(15,926)
Beginning of period	(27,300)	(15,227)
Net change in unrealized depreciation of portfolio securities	(177)	(699)
Net decrease in net assets resulting from operations	$(1,718)	$(750)
Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.19)	$(0.08)
Weighted average shares outstanding
Basic and diluted	8,862	8,862

The accompanying notes are an integral part of these financial statements.

4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended
	March 31,
(in thousands)	2011	2010
Net decrease in net assets resulting from operations	$(1,718)	$(750)
Net assets at beginning of period	38,051	50,901
Net assets at end of period	$36,333	$50,151

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
(in thousands)	2011	2010
Reconciliation of decrease in net assets resulting from operations to net cash provided by operating activities:
Net decrease in net assets resulting from operations	$(1,718)	$(750)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities
Net realized loss	855	4
Net change in unrealized depreciation of portfolio securities	177	699
Changes in operating assets and liabilities:
Purchase of portfolio securities	(35)	(200)
Net proceeds from dispositions of portfolio securities	9,731	—
Principal payments received from portfolio securities	80	122
Sales of temporary cash investments	9,090	9,086
(Increase) decrease in accounts receivable and other	230	(5)
(Increase) decrease in accrued interest receivable	302	(461)
Increase in accounts payable and accrued liabilities	246	154
Decrease in accounts payable-related parties	(23)	—
Net cash provided by operating activities	18,935	8,649
Cash flows from financing activities:
Borrowings under margin account	6,000	20,999
Repayments under margin account	(15,000)	(29,999)
Cash paid for deferred offering costs	(152)	—
Net cash used in financing activities	(9,152)	(9,000)
Net increase (decrease) in cash and cash equivalents	9,783	(351)
Cash and cash equivalents at beginning of period	7,382	6,045
Cash and cash equivalents at end of period	$17,165	$5,694
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$—	$165
Supplemental disclosure of cash flow information:
Interest paid	$4	$7
Income taxes paid	$—	$24

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ended
	March 31,
	2011	2010
Investment income	$0.05	$0.10
Expenses	0.13	0.10
Net investment loss	(0.08)	—
Net realized loss	(0.09)	—
Net change in unrealized depreciation	(0.02)	(0.08)
Net decrease in net assets	(0.19)	(0.08)
Net assets at beginning of period	4.29	5.74
Net assets at end of period, basic and diluted	$4.10	$5.66
Weighted average number of shares outstanding during period,
in thousands	8,862	8,862
Market price per share
Beginning of period	$2.50	$3.20
End of period	$2.60	$2.81
Total Return(1)	4.00%	(12.19)%
Selected ratios:
Ratio of expenses to average net assets	3.02%	1.78%
Ratio of net investment loss to average net assets	(1.84)%	(0.09)%
Ratio of net decrease in net assets resulting from operations to average net assets	(4.62)%	(1.48)%

(1)  Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

 The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

March 31, 2011

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control investments: Majority-owned (6):
Equus Media Development Company, LLC	Media	January 2007	Member interest (100%)		$4,000	$1,162
Houston, TX
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%)		65	-
			8% promissory notes due 9/14(5)	$10,009	10,009	-
					10,074	-

Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.66% / 55.00% Fully Diluted)		5,080	3,928
			12% subordinated promissory notes due 5/13(2)	2,662	2,662	2,662
					7,742	6,590

Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest (81% Fully Diluted)		2,850	-
			16% subordinated promissory notes due 5/11(2)(3)	2,150	2,150	1,867
					5,000	1,867
Total Control investments: Majority-owned (represents 42.1% of total investments at fair value)					$26,816	$9,619
Control Investments: Non-majority owned(7):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (34.2%)		$1,370	$1,035
			7% subordinated promissory note due 12/12(3)	$6,000	6,000	6,000
					7,370	7,035
Total Control Investments: Non-majority Owned (represents 30.8% of total investments at fair value)					$7,370	$7,035
Total Control Investments: (represents 72.9% of total investments at fair value)					$34,186	$16,654
Affiliate Investments(8):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (20% / 18.70% Fully Diluted)		$350	$50
Total Affiliate Investments (represents 0.2% of total investments at fair value)					$350	$50

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

March 31, 2011

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Non-Affiliate Investments (less than 5% owned):
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.63%)		$8,000	$-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock through at $0.01 - $0.38 per share through 11/15		-	150
Total Non-Affiliate Investments (represents 0.7% of total investments at fair value)					$9,795	$150
Total Portfolio Securities					$44,331	$16,854
Temporary Cash Investments
U.S. Treasury Bill (9)	Government	April 2011	UST 0% due 4/11	$6,000	$6,000	$6,000
Total Temporary Cash Investments (represents 26.2% of total investments at fair value)					$6,000	$6,000
Total Investments					$50,331	$22,854

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Income on these securities is paid-in-kind by the issuance of additional securities, or through accretion of original issue discount.
(5)	Non-income producing.
(6)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(7)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.
(8)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(9)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

March 31, 2011

(Unaudited)

Substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, as of March 31, 2011 all of our investments were in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of March 31, 2011.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2011 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$20,821	$10,529	29.0%
Common stock	14,800	5,013	13.8%
Limited liability company investments	6,915	1,162	3.2%
Options and warrants	—	150	0.4%
Preferred stock	1,795	—	0.0%
Total	$44,331	$16,854	46.4%

Cash payments of interest are currently being received and/or accrued on secured and subordinated debt, aggregating $10.5 million in fair value while notes with a cost basis of $10 million and a fair value of $0 are non-income producing.

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2011 (in thousands):

		Fair Value as
		Percentage of
Industry	Fair Value	Net Assets
Business products and services	$8,457	23.3%
Shipping products and services	7,085	19.5%
Media	1,162	3.2%
Alternative energy	150	0.4%
Entertainment and leisure	-	-
Total	$16,854	46.4%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control investments: Majority-owned (6):
Equus Media Development Company, LLC	Media	January 2007	Member interest (100%)		$4,000	$1,163
Houston, TX
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%)		65	-
			8% promissory notes due 9/14(5)	10,009	10,009	-
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.66% / 55.00% Fully Diluted)		5,080	3,894
			12% subordinated promissory notes due 5/13(2)	2,742	2,742	2,742
					7,822	6,636
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest (81% Fully Diluted)		2,850	-
			16% subordinated promissory notes due 5/11(2)(3)	2,115	2,115	1,422
					4,965	1,422
Total Control investments: Majority-owned (represents 21.6% of total investments at fair value)					$26,861	$9,221
Control Investments: Non-majority owned(7):
ConGlobal Industries Holding, Inc. San Romon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (34.2%)		$1,370	$2,355
			7% subordinated promissory note due 12/12(3)	6,000	6,000	6,000
					7,370	8,355
Total Control Investments: Non-majority Owned (represents 19.6% of total investments at fair value)					$7,370	$8,355
Total Control Investments: (represents 41.2% of total investments at fair value)					$34,231	$17,576
Affiliate Investments(8):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (20% / 18.70% Fully Diluted)		$350	$50
RP&C International Investments LLC	Healthcare	September 2006	Member interest (17.24%)		573	712
New York, NY
Total Affiliate Investments (represents 1.8% of total investments at fair value)					$923	$762

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note due1/11(4)	$3,883	$3,883	$3,883
Big Apple Entertainment Partners LLC New York	Entertainment and leisure	October 2007	18% promissory note due 10/10(4)	3,275	3,275	3,275
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.63%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
London Bridge Entertainment Partners Ltd London UK	Entertainment and leisure	August 2008	18% promissory notes due 8/11(4)	2,855	2,855	2,026
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock through at $0.01 - $0.38 per share through 11/15	-	-	140
Total Non-Affiliate Investments (represents 21.9% of total investments at fair value)					$19,808	$9,324
Total Portfolio Securities					$54,962	$27,662
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2010	UST 0% due 1/11	$15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 35.1% of total investments at fair value)					$15,000	$15,000
Total Investments					$69,962	$42,662

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Income on these securities is paid-in-kind by the issuance of additional securities, or through accretion of original issue discount.
(5)	Non-income producing.
(6)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(7)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.
(8)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(9)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2010

(in thousands, except share data)

Substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, as of December 31, 2010 all of our investments were in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 78.5% of the total value of the investments in portfolio securities as of December 31, 2010.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2010 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$30,879	$19,348	50.8%
Common stock	14,800	6,299	16.6%
Limited liability company investments	7,488	1,875	4.9%
Options and warrants	—	140	0.4%
Preferred stock	1,795	—	0.0%
Total	$54,962	$27,662	72.7%

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

March 31, 2011 AND 2010

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

Basis of Presentation—In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Our interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Securities Exchange Act of 1934, as amended. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of these interim financial statements.

The results of operations for the three months ended March 31, 2011are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2010, as filed with the Security and Exchange Commission (“SEC”). Certain prior period information has been reclassified to conform to current year presentation.

(2) Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through March 31, 2011.

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Cash and Temporary Investments—As of March 31, 2011, we had cash and cash equivalents of $17.2 million. We had $16.9 million of our net assets of $36.3 million invested in portfolio securities. Temporary cash investments of $6.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. Restricted cash amounted to $0.06 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on April 1, 2011.

As of December 31, 2010, we had cash and cash equivalents of $7.4 million. We had $27.7 million of our net assets of $38.1 million invested in portfolio securities. Temporary cash investments of $15.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. Restricted cash amounted to $0.2 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 3, 2011.

Dividends— On March 24, 2009, we announced that we suspended our managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend, paid on March 30, 2009. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Revolving Line of Credit Agreement—Effective September 8, 2010, the Fund terminated its revolving line of credit agreement (the “Credit Facility”) with Amegy Bank of Texas. The Credit Facility was secured by substantially all of the Fund’s portfolio assets and securities. The Fund did not borrow any amounts under the Credit Facility.

Investment Commitments—As of March 31, 2011, we had total commitments of $0.3 million committed to Spectrum Management, LLC, which is in the business products and services industry.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Investments—As of March 31, 2011 and December 31, 2010, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

As of March 31, 2011, we borrowed $6.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $6.1 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on April 1, 2011.

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

Certain Risks and Uncertainties— Economic conditions during 2010 and 2009 and market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, the price of our common stock continues to trade below our net asset value, limiting our ability to raise equity capital. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity and seeking liquidity events to meet our operational needs. Key initiatives we are pursuing to improve liquidity include monetizations and the suspension of dividends. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2011operating requirements.

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

 Income approach – The income approach typically utilized by Fund management calculates the enterprise value ofa company utilizing a discounted cash flow model incorporating projected future cash flows of the company.  Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable.

Asset approach – The Fund considers the asset approach during the first twelve months after and investment is made, the Fund considers the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing the its debt upon maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $16.9 million and $27.7 million as of March 31, 2011 and December 31, 2010, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of March 31, 2011 or December 31, 2010.

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

Investment Transactions—Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis where possible.

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

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are debt, warrants and/or other equity investments held in a private company. As previously described, Fund management considers a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, Fund management considers three different valuation approaches: a market approach, an income approach, an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. Fund management allocates value to these securities based on their relative priorities. For equity securities such as warrants, the Fund may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model. Yield analysis is also employed to determine if a debt security has been impaired.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

As of March 31, 2011, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of March 31, 2011
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$16,654	$—	$—	$16,654
Affiliate investments	50	—	—	50
Non-Affiliate investments	150	—	—	150
Total Investments	16,854	—	—	16,854
Temporary Cash Investments	6,000	6,000	—	—
Total Investments and Temporary Cash Investments	$22,854	$6,000	$—	$16,854

As of December 31, 2010, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of December 31, 2010
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$17,576	$—	$—	$17,576
Affiliate investments	762	—	—	762
Non-Affiliate investments	9,324	—	—	9,324
Total Investments	27,662	—	—	27,662
Temporary Cash Investments	15,000	15,000	—	—
Total Investments and Temporary Cash Investments	$42,662	$15,000	$—	$27,662

The following table provides a reconciliation of fair value changes during the three months ending March 31, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2010	$17,576	$762	$9,324	$27,662
Unrealized appreciation (depreciation)	(877)	(139)	839	(177)
Issuances	35	—	—	35
Settlements	(80)	(573)	(10,013)	(10,666)
Fair value as of March 31, 2011	$16,654	$50	$150	$16,854

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

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $2,500 is paid to the Chairman of the Audit Committee and a quarterly fee of $3,750 is paid to the Chairman of the Independent Directors. The Fund incurred $0.08 million and $0.1 million as of March 31, 2011 and March 31, 2010 respectively.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund shall pay a rate of $250 per hour for services rendered. The Fund incurred $0.05 million which is included in compensation expense as of March 31, 2011 in the statement of operations and $0.03 million which is included in deferred offering costs on the balance sheet as of March 31, 2011 for services provided by Kenneth I. Denos, Secretary of the Fund.

On December 17, 2010, the Fund entered into a consulting (“Consulting Agreement”) with John A. Hardy, the Fund’s Executive Chairman.  The Consulting Agreement provides for base compensation to Mr. Hardy of $200,000 per annum, commencing June 1, 2010, and a bonus based upon achievement of certain criteria.  The bonus is subject to a payout cap of $150,000 for each fiscal year that the Consulting Agreement is in effect, and any bonus earned that exceeds the payout cap will be carried over into subsequent fiscal years.  If the Consulting Agreement is terminated without cause, as defined therein, Mr. Hardy will be entitled to receive one year’s base consulting fee, together with all bonuses earned and unpaid up until the date of termination.  Mr. Hardy is not entitled to participate in any employee-related benefits, including health, life and disability plans, of the Fund.  In January 2011, the Fund disposed of certain investments and received $10.0 million in cash. Mr. Hardy received a cash bonus of $150,000 for fiscal 2011 as a result of the completion of this transaction and, pursuant to the Consulting Agreement, is not entitled to be paid any additional bonus for the remainder of fiscal 2011.  As of March 31, 2011, the Fund incurred compensation expense of $200,000 relating to Mr. Hardy’s Consulting Agreement which included the$150,000 cash bonus for fiscal 2011 described above.  Mr. Hardy has waived his right to $561,662 of earned but unpaid bonus under the Consulting Agreement for fiscal 2010 and has further permanently waived his right to $620,604 of earned but unpaid bonus in connection with activities of the Fund during the first quarter of 2011.

In June 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. Mr. Kenneth I. Denos, Secretary of the Fund, holds a majority of the voting shares of A+ Filings. The Fund incurred $7,000 in services rendered by A+ Filings for the quarter ended March 31, 2011.

(5) Dividends

On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

(6) Portfolio Securities

During the three months ended March 31, 2011, we made a follow-on investment of $0.03 million in Spectrum Management, LLC.

During the three months ended March 31, 2011, we realized net capital losses of $0.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain (Loss)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Secured and subordinated debt	(992)
RP&C International Investments LLC	Healthcare	Membership Interest	138
Various others			(1)
			$ (855)

During the three months ended March 31, 2011, we sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

Net unrealized depreciation on investments increased by $0.2 million, during the three months ended March 31, 2011, to a net unrealized depreciation of $27.5 million.  Such increase in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $1.3 million due to lower storage revenues for containers.
(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge Entertainment Partners, Ltd. (London Bridge) of $0.8 million due to the sale of the promissory note.
(iii)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments, LLC (RP&C) of $0.1 million due to the maturity of the investment.
(iv)	Increase in fair market value of Spectrum Management, Inc. (“Spectrum) of $0.4 million due to the extension of the maturity of outstanding debt and the increase in market comparables.

During the three months ended March 31, 2010, the Fund had investment activity of $0.4 million in several follow-on investments, including $0.2 million in the form of accrued interest and dividends received in the form of paid-in-kind (PIK).

The following table includes significant investment activity during the quarter ended March 31, 2010 (in thousands):

	New Investments		Existing Investments
	Cash	PIK	Follow-On	PIK	Total
Trulite, Inc.	$—	$—	$200	$—	$200
1848 Capital Partners LLC	—	—	—	71	71
London Bridge Entertainment Partners Ltd.	—	—	—	54	54
Big Apple Entertainment Partners LLC	—	—	—	40	40

	$—	$—	$200	$165	$365

During the three months ended March 31, 2010, we realized no significant gains or losses on sales of portfolio securities.

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

(9) Recent Accounting Pronouncements

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Fund beginning January 1, 2011. Other than the additional disclosure requirements, the adoption of this standard did not have a material effect on our financial position and results of operations.

(10) Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 1, 2011, the Fund sold U.S. Treasury bills for $6.0 million and repaid the margin loan.

On April 25, 2011, the Fund received $0.08 million from Sovereign Business Forms, Inc. in the form of a principal payment.

On April 27, 2011, the Fund announced that it had entered into two separate transactions involving the purchase of an aggregate of 11,408 bonds (“Bonds”) issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consists of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. The Fund received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.7 million in cash as security for such delivery.

On March 10, 2010, American General Life Insurance Company (“American General”) filed a complaint against the Fund in the District Court of Harris County, Texas, in connection with an office lease entered into by our former administrator with American General. The complaint by American General seeks to hold the Fund liable for unpaid rent, improvements, and attorneys fees totaling approximately $450,000. On May 11, 2011, we agreed to a settlement with American General in exchange for a one-time settlement fee of $120,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus is a Business Development Corporation (“BDC”) that provides financing solutions for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income.

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

Since the Fund is a closed-end BDC, stockholders have no right to present their shares to the Fund for redemption. Because the shares continue to trade at a discount, the Board of Directors has determined that it would be in the best interest of the Fund’s stockholders for the Fund to be authorized to attempt to reduce or eliminate the market value discount from net asset value. Accordingly, from time to time the Fund may, but is not required to, repurchase its shares (including by means of tender offers) to attempt to reduce or eliminate the discount or to increase the net asset value of those shares.

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

Asset approach – The Fund considers the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing its debt upon maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $16.9 million and $27.7 million as of March 31, 2011 and December 31, 2010, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of March 31, 2011 or December 31, 2010.

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

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which we own more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those non-control investments in companies in which we own between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

Federal Income Taxes—We intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as it complies with these requirements, the Fund generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, the Fund did not record a provision for federal income taxes in its financial statements. The Fund may borrow money from time to time to maintain its status as a RIC under the Code.

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

Current Market Conditions

Overall economic conditions have improved slightly through 2010 and continued in the first quarter of 2011 as the US economy has expanded at a modest rate.  However, the economic recovery has been hampered by persistent high unemployment levels and lingering problems in the housing market.  Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements.  Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Market conditions for business transactions including mergers and acquisitions and private equity investments improved throughout 2010 and continuing in 2011as low interest rates have reduced capital costs, some banks are lending more aggressively, valuations have increased and buyer and seller expectations have converged.  These conditions were contributors to an upturn in transaction volume during 2010 and the first quarter 2011 since declining significantly in 2009.  In addition, corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans.  Private equity firms have access to historically large amounts of committed capital as private equity activity has been lower than anticipated for nearly two years and fund raising was robust heading into the economic downturn.

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2008 and March 31, 2011 our net asset value declined from $9.16 per share to $4.10 per share.  This further impacted the closing price of our common stock, as it declined approximately 25.6% during 2009 and a further 21.9% during 2010 and, as of March 31, 2011, is trading at a 36.6% discount to our net asset value.

We have continued to execute certain initiatives to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and enhance communication with shareholders.  Specifically, we changed the composition of our Board of Directors and Management, terminated certain of our follow-on investments, internalized the management of the Fund, suspended our managed distribution policy, sold certain of our portfolio investments for cash, and modified our investment strategy to pursue shorter term liquidation opportunities.  We believe these actions continue to be necessary to protect capital and liquidity during this turbulent economic period in order to preserve and enhance shareholder value.  We also expect that, because of management internalization, certain expenses of the Fund will not increase commensurate with an increase in the size of the Fund and, therefore, we can achieve efficiencies in our cost structure if we are able to grow the Fund.

Liquidity and Capital Resources

We generate cash primarily from maturities, sales of securities and borrowings, as well as capital gains realized upon the sale of portfolio investments. We use cash primarily to make additional investments, either in new companies or as follow-on investments in the existing portfolio companies and to pay the dividends to our stockholders.

Because of the nature and size of the portfolio investments, we may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the three months ended March 31, 2011 and 2010, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $0.7 million and $0.05 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The increase in net investment loss generated at March 31, 2011 compared to March 31, 2010 is due primarily to the decrease in total investment income along with the increase in total expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Total income from portfolio securities was $0.4 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. The $0.4 decrease was primarily due to the decline in income producing investments for the three months ended March 31, 2011, resulting from the monetizations of 1848 Capital Partners LLC, Big Apple Entertainment Partners LLC and London Bridge Entertainment Partners Ltd.

Total expenses increased from $0.9 million for the three months ended March 31, 2010 to $1.1 million for the three months ended March 31, 2011. This $0.2 million increase was largely due to the increase in compensation expense as a result of accrued bonuses and the litigation settlement in the amount of $0.1million for the quarter ending March 31, 2011.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2011, we realized net capital losses of $0.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain (Loss)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Secured and subordinated debt	(992)
RP&C International Investments LLC	Healthcare	Membership Interest	138
Various others			(1)
			$ (855)

During the three months ended March 31, 2010, the Fund realized net capital loss of $0.004 million from the sale of U.S. Treasury Bills.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased by $0.2 million, during the three months ended March 31, 2011, to a net unrealized depreciation of $27.5 million. Such increase in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $1.3 million due to lower storage revenues for containers.
(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge Entertainment Partners, Ltd. (London Bridge) of $0.8 million due to the sale of the promissory note.
(iii)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments, LLC (RP&C) of $0.1 million due to the maturity of the investment.
(iv)	Increase in fair market value of Spectrum Management, Inc. (“Spectrum) of $0.4 million due to the extension of maturity of outstanding debt and the increase in market comparables.

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

Dividends

On March 24, 2009, we announced that we suspended our managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend, paid on March 30, 2009. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Investments

During the three months ended March 31, 2011, we made a follow-on investment of $0.03 million in Spectrum Management, LLC.

The following table includes significant investment activity during the quarter ended March 31, 2010 (in thousands):

	New Investments		Existing Investments
	Cash	PIK	Follow-on	PIK	Total
TruLite, Inc.	$—	$—	$200	$—	$200
1848 Capital Partners LLC	—	—	—	71	71
London Bridge Entertainment Partners Ltd.	—	—	—	54	54
Big Apple Entertainment Partners LLC	—	—	—	40	40
	$—	$—	$200	$165	$365

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 1, 2011, the Fund sold U.S. Treasury bills for $6.0 million and repaid the margin loan.

On April 25, 2011, the Fund received $0.08 million from Sovereign Business Forms, Inc. in the form of a principal payment.

On April 27, 2011, the Fund announced that it had entered into two separate transactions involving the purchase of an aggregate of 11,408 bonds (“Bonds”) issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consists of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. The Fund received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.7 million in cash as security for such delivery.

On May 2, 2011, the Fund announced that it will hold its annual meeting of shareholders on June 10, 2011. The purpose of the meeting is to elect 9 directors, each for a term of one year; ratify the appointment of UHY LLP as the Fund’s independent auditor for fiscal year ending December 31, 2011; approve, on a non-binding advisory basis, the compensation paid to the Fund’s named executive officers in 2010; approve, on a non-binding advisory basis, the frequency of shareholder advisory votes concerning the Fund’s executive compensation; and transact such other business as may properly come before the annual meeting.

On March 10, 2010, American General Life Insurance Company (“American General”) filed a complaint against the Fund in the District Court of Harris County, Texas, in connection with an office lease entered into by our former administrator with American General. The complaint by American General seeks to hold the Fund liable for unpaid rent, improvements, and attorneys fees totaling approximately $450,000. On May 11, 2011, we agreed to a settlement with American General in exchange for a one-time settlement fee of $120,000.

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

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called Business Products and Services include three portfolio companies and was 23.3% of the net asset value and 50.2% of our investments in portfolio company securities (at fair value) as of March 31, 2011. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Executive Chairman and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based on their evaluation, the Fund’s Executive Chairman (Principal Executive Officer) and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item  1. Legal Proceedings

On June 30, 2009, the Fund received a “Wells” notice from the staff of the Securities and Exchange Commission (“SEC”). Based on discussions with the SEC staff, the Fund believes that the issues the staff intends to pursue relate to a one-time administrative fee that the Fund paid in 2005 and the compensation of a certain Fund officer during approximately the same time period. The Wells notice notified the Fund that the staff intends to recommend that the SEC bring a civil action against the Fund for possible violations of the securities laws. The Fund has been cooperating with the SEC in this inquiry. In accordance with SEC procedures, the Fund has presented its perspective on these issues to the staff. The SEC has not made a formal decision regarding an enforcement proceeding in respect of the Fund.

On March 10, 2010, American General Life Insurance Company (“American General”) filed a complaint against the Fund in the District Court of Harris County, Texas, in connection with an office lease entered into by our former administrator with American General. The complaint by American General seeks to hold the Fund liable for unpaid rent, improvements, and attorneys fees totaling approximately $450,000. We agreed to a settlement with American General in exchange for a one-time payment of $120,000.

On April 26, 2010, the SEC also subpoenaed records of the Fund in connection with certain trades in the Fund’s shares by SPQR Capital LLP, SAE Capital Ltd., Versatile Systems Inc., Mobiquity Investments Limited, and anyone associated with those entities. The Fund has fully cooperated with the SEC’s request.

Item 1A. Risk Factors

There have been no material changes in the Fund’s risk factors from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item  6. Exhibits

3. Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10. Material Contracts.

(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]
(e)	Purchase and Sale Agreement between the Fund and Kekovia Enterprises Company Limited, dated April 21, 2011. [Filed herewith.]
(f)	Purchase and Sale Agreement between the Fund and Khan Investments Ltd., dated April 20, 2011. [Filed herewith]
(g)	Amended and Restated Purchase and Sale Agreement between the Fund and Khan Investments Ltd., dated May 9, 2011.* [Filed herewith.]

31. Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Principal Executive Officer
2.	Certification by Chief Financial Officer

32. Section 1350 Certifications

1.	Certification by Principal Executive Officer
2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: May 16, 2011	/s/ John A. Hardy
John A. Hardy
Executive Chairman

