Form 10-Q
period 2011-06-30
EQUUS TOTAL RETURN, INC.
filed 2011-08-15
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 15, 2011.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Part I. Financial Information

Item 1. Financial Statements

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $24,186 and $34,231 respectively)	$15,832	$17,576
Affiliate investments (cost at $350 and $923 respectively)	50	762
Non-affiliate investments (cost at $12,878 and $19,808 respectively)	5,805	9,324
Total investments in portfolio securities at fair value	21,687	27,662
Cash and cash equivalents	17,333	7,382
Restricted cash and temporary cash investments	15,150	15,150
Accounts receivable and other	42	273
Accrued interest receivable	2,701	2,724
Deferred offering costs	128	263
Total assets	57,041	53,454
Liabilities and net assets
Accounts payable and accrued liabilities	575	345
Accounts payable to related parties	34	58
Borrowing under margin account	15,000	15,000
Total liabilities	15,609	15,403
Commitments and contingencies
Net assets	$41,432	$38,051
Net assets consist of:
Common stock, par value	$10	$9
Capital in excess of par value	64,292	70,597
Undistributed net investment losses	(7,143)	(5,255)
Unrealized depreciation of portfolio securities, net	(15,727)	(27,300)
Total net assets	$41,432	$38,051
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	8,862
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.92	$4.29

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Investment income:
Interest and dividend income:
Control investments	$354	$273	$670	$577
Affiliate investments	—	13	4	26
Non-affiliate investments	29	538	141	1,068
Total interest and dividend income	383	824	815	1,671
Interest from temporary cash investments	9	3	16	7
Total investment income	392	827	831	1,678
Expenses:
Compensation expense	335	201	827	549
Professional fees	424	833	763	1,177
Offering costs	300	—	300	—
Settlement expense	200	—	320	—
Director fees and expenses	126	113	208	213
Mailing, printing and other expenses	45	251	86	280
General and administrative expense	42	46	93	90
Interest expense	1	15	1	24
Taxes	121	—	121	24
Total expenses	1,594	1,459	2,719	2,357
Net investment loss	(1,202)	(632)	(1,888)	(679)
Net realized gain (loss):
Control investments	(10,074)	—	(10,074)	—
Affiliate investments	—	—	138	—
Non-affiliate investments	—	—	(992)	—
Temporary cash investments	—	(1)	(1)	(5)
Net realized loss	(10,074)	(1)	(10,929)	(5)
Net unrealized depreciation of portfolio securities:
End of period	(15,727)	(27,556)	(15,727)	(27,556)
Beginning of period	(27,477)	(15,926)	(27,300)	(15,227)
Net change in unrealized depreciation of portfolio securities	11,750	(11,630)	11,573	(12,329)
Net increase (decrease) in net assets resulting from operations	$474	$(12,263)	$(1,244)	$(13,013)
Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.05	$(1.38)	$(0.13)	$(1.46)
Weighted average shares outstanding
Basic and diluted	10,188	8,862	9,528	8,862

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended
	June 30,
(in thousands)	2011	2010
Net decrease in net assets resulting from operations	$(1,244)	$(13,013)
Capital share transactions:
Shares issued for portfolio securities	4,626	—
Net increase in net assets resulting from capital share transactions	4,626	—
Increase (decrease) in net assets	3,382	(13,013)
Net assets at beginning of period	38,051	50,901
Net assets at end of period	$41,432	$37,888

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
(in thousands)	2011	2010
Reconciliation of decrease in net assets resulting from operations to net cash provided by operating activities:
Net decrease in net assets resulting from operations	$(1,244)	$(13,013)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss	10,929	5
Net change in unrealized depreciation of portfolio securities	(11,573)	12,329
Offering costs expense	300	—
Changes in operating assets and liabilities:
Purchase of portfolio securities	(254)	(200)
Net proceeds from dispositions of portfolio securities	9,731	—
Principal payments received from portfolio securities	157	3,500
Cash settlement of collateral	1,610	—
Sales of temporary cash investments	—	11,104
Decrease in accounts receivable and other	231	—
(Increase) decrease in accrued interest receivable	23	(699)
Deferred offering costs	(165)	—
Increase in accounts payable and accrued liabilities	230	11
Increase (decrease) in accounts payable-related parties	(24)	70
Net cash provided by operating activities	9,951	13,107
Cash flows from financing activities:		—
Borrowings under margin account	21,000	39,999
Repayments under margin account	(21,000)	(50,998)
Net cash provided by financing activities	—	(10,999)
Net increase (used in) in cash and cash equivalents	9,951	2,108
Cash and cash equivalents at beginning of period	7,382	6,045
Cash and cash equivalents at end of period	$17,333	$8,153
Non-cash operating and financing activities:
Shares issued for portfolio securities	$4,626	$—
Accrued interest or dividends exchanged for portfolio securities	$—	$333
Supplemental disclosure of cash flow information:
Interest paid	$5	$7
Income taxes paid	$—	$24

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six months ended
	June 30,
	2011	2010

Investment income	$0.09	$0.19
Expenses	0.29	(0.26)
Net investment loss	(0.20)	(0.07)
Net realized loss	(1.14)	—
Net change in unrealized depreciation	1.21	(1.39)
Net decrease in net assets resulting from operations	(0.13)	(1.46)
Capital transactions:
Shares issued for portfolio securities	(0.17)	—
Dilutive effect of shares issued	(0.07)	—
Net decrease in assets from capital transactions	(0.24)	—
Net decrease in net assets	(0.37)	(1.46)
Net assets at beginning of period	4.29	5.74
Net assets at end of period, basic and diluted	3.92	4.28
Weighted average number of shares outstanding during period, in thousands	9,528	8,862
Market price per share:
Beginning of the period	$2.50	$3.20
End of period	$2.40	$2.68
Selected ratios:
Ratio of expenses to average net assets	6.84%	5.31%
Ratio of net investment loss to average net assets	(4.75)%	(1.53)%
Ratio of net decrease in net assets resulting from operations to average net assets	(3.13)%	(29.31)%
Total return on market price (1)	(4.00)%	(16.25)%

(1)  Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

 The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

June 30, 2011

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control investments: Majority-Owned (4):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$4,000	$1,109
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.66% / 55.00% fully diluted)		5,080	4,501
			12% subordinated promissory notes 5/13(2)	$2,585	2,585	2,585
					7,665	7,086
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of class A member interest (81% fully diluted)		2,850	-
			16% subordinated promissory notes 11/11(2)(3)	2,301	2,301	1,774
					5,151	1,774
Total Control investments: Majority-Owned (represents 27.2% of total investments at fair value)					$16,816	$9,969
Control Investments: Non-Majority Owned(5):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (34.2%)		$1,370	$-
			7% subordinated promissory note 12/12(3)	$6,000	6,000	5,863
					7,370	5,863
Total Control Investments: Non-Majority Owned (represents 16.0% of total investments at fair value)					$7,370	$5,863
Total Control Investments: (represents 43.2% of total investments at fair value)					$24,186	$15,832
Affiliate Investments(6):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (20% / 18.70% fully diluted)		$350	$50
Total Affiliate Investments (represents 0.1% of total investments at fair value)					$350	$50

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

June 30, 2011

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		$1,795	$-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.63%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Germany S.A Berlin, Germany	Real estate	April 2011	8,890 4% Corporate Bonds 5/12	$ 8,612	3,083	5,751
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock through at $0.01 - $0.38 per share through 11/15		-	54
Total Non-Affiliate Investments (represents 15.8% of total investments at fair value)					$12,878	$5,805
Total Portfolio Securities					$37,414	$21,687
Temporary Cash Investments
U.S. Treasury Bill (7)	Government	August 2011	UST 0% 8/11	$15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 40.9% of total investments at fair value)					$15,000	$15,000
Total Investments					$52,414	$36,687

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(5)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.
(6)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(7)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

 The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

June 30, 2011

(Unaudited)

Substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, as of June 30, 2011 all of our investments, with the exception of the Fund’s holdings of the Orco Germany S.A. 4% bonds due May 2012, were in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 73.2% of the total value of the investments in portfolio securities as of June 30, 2011.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2011 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$13,969	$15,973	38.5%
Common stock	14,800	4,551	11.0%
Limited liability company investments	6,850	1,109	2.7%
Options and warrants	—	54	0.1%
Preferred stock	1,795	—	0.0%
Total	$37,414	$21,687	52.3%

Cash payments of interest are currently being received and/or accrued on secured and subordinated debt, aggregating $16.0 million in fair value.

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2011 (in thousands):

		Fair Value as
		Percentage of
Industry	Fair Value	Net Assets
Business products and services	$8,860	21.4%
Shipping products and services	5,913	14.2%
Real estate	5,751	13.9%
Media	1,109	2.7%
Alternative energy	54	0.1%
Total	$21,687	52.3%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control investments: Majority-Owned (6):
Equus Media Development Company, LLC	Media	January 2007	Member interest (100%)		$ 4,000	$ 1,163
Houston, TX
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%)		65	-
			8% promissory notes due 9/14(5)	10,009	10,009	-
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.66% / 55.00% fully diluted)		5,080	3,894
			12% subordinated promissory notes due 5/13(2)	2,742	2,742	2,742
					7,822	6,636
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest (81% fully diluted)		2,850	-
			16% subordinated promissory notes due 5/11(2)(3)	2,115	2,115	1,422
					4,965	1,422
Total Control investments: Majority-Owned (represents 21.6% of total investments at fair value)					$26,861	$ 9,221
Control Investments: Non-Majority Owned(7):
ConGlobal Industries Holding, Inc. San Romon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (34.2%)		$ 1,370	$ 2,355
			7% subordinated promissory note due 12/12(3)	6,000	6,000	6,000
					7,370	8,355
Total Control Investments: Non-Majority Owned (represents 19.6% of total investments at fair value)					$ 7,370	$ 8,355
Total Control Investments: (represents 41.2% of total investments at fair value)					$34,231	$17,576
Affiliate Investments(8):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (20% / 18.70% fully diluted)		$ 350	$ 50
RP &C International Investments LLC	Healthcare	September 2006	Member interest (17.24%)		573	712
New York, NY
Total Affiliate Investments (represents 1.8% of total investments at fair value)					$ 923	$ 762

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note due1/11(4)	$ 3,883	$ 3,883	$ 3,883
Big Apple Entertainment Partners LLC New York	Entertainment and leisure	October 2007	18% promissory note due 10/10(4)	3,275	3,275	3,275
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.63%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
London Bridge Entertainment Partners Ltd London UK	Entertainment and leisure	August 2008	18% promissory notes due 8/11(4)	2,855	2,855	2,026
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock through at $0.01 - $0.38 per share through 11/15	-	-	140
Total Non-Affiliate Investments (represents 21.9% of total investments at fair value)					$19,808	$ 9,324
Total Portfolio Securities					$54,962	$27,662
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2010	UST 0% due 1/11	$15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 35.1% of total investments at fair value)					$15,000	$15,000
Total Investments					$69,962	$42,662

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Income on these securities is paid-in-kind by the issuance of additional securities, or through accretion of original issue discount.
(5)	Non-income producing.
(6)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(7)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.
(8)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(9)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

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

As defined in the Investment Company Act of 1940, as of December 31, 2010 all of our investments were in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 66.3% of the total value of the investments in portfolio securities as of December 31, 2010.

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

June 30, 2011 AND 2010

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

We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. We seek to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or organically. We may also invest in recapitalizations of existing businesses or special situations from time to time. Our investments in portfolio companies consist of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. We elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). For tax purposes, we have elected to be treated as a regulated investment company (“RIC”). We are an internally managed fund, meaning that the Fund directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

Our total return investment strategy combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, we are a “growth-at- reasonable-price” investor. We invest primarily in privately owned companies and are open to virtually any potential growth investment in the privately owned arena. However, our primary aim is to identify and acquire only those equity securities that meet our criteria for selling at reasonable prices. The income investments made consist principally of purchasing debt financing with the objective of generating regular interest income as well as long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2010, as filed with the Security and Exchange Commission (“SEC”). Certain prior period information has been reclassified to conform to current year presentation.

(2) Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through June 30, 2012.

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

Cash and Temporary Investments—As of June 30, 2011, we had cash and cash equivalents of $17.3 million. We had $21.7 million of our net assets of $41.4 million invested in portfolio securities. Temporary cash investments of $15.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. Restricted cash amounted to $0.2 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on July 1, 2011.

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

Investment Commitments—As of June 30, 2011, we had total commitments of $0.1 million committed to Spectrum Management, LLC, which is in the business products and services industry.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Investments—As of June 30, 2011 and December 31, 2010, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

As of June 30, 2011, we borrowed $15.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $15.2 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on July 1, 2011.

As of December 31, 2010, we borrowed $15.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.2 million. The U.S. Treasury bills were sold on January 3, 2011 and the total amount borrowed was repaid at that time.

Certain Risks and Uncertainties— The modest recovery of the economy since the recession ended in late 2009 continues to impact the financing markets. Activity in these markets has increased, but the continued uncertainties related to taxes, government spending and debt levels and remaining high unemployment continue to influence market participants and companies seeking outside capital sources. In addition, the price of our common stock continues to trade below our net asset value, limiting our ability to raise equity capital. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity and seeking liquidity events to meet our operational needs. We have achieved numerous liquidity events and improved the cash position of the company, which should allow the Fund to begin to seek new investment opportunities going forward. Key initiatives we are continuing to pursue to improve liquidity include investment monetizations for mature investments, an equity rights offering and the suspension of dividends. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2011 operating requirements.

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

Publicly-traded portfolio securities—Investments in companies whose securities are publicly traded are generally valued at their quoted market price at the close of business on the valuation date

.

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

During the first twelve months after an investment is made, the original investment value is utilized to determine the fair value unless significant developments have occurred during this twelve month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). After the twelve month period, or if material events have occurred within the twelve month period, Fund management considers a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, Fund management considers three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. Fund management allocates value to these securities based on their relative priorities. For equity securities such as warrants, the Fund may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model and the Monte Carlo Simulation.

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

Asset approach – The Fund considers the asset approach during the first twelve months after an investment is made, and the Fund considers the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing the its debt upon maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $21.7 million and $27.7 million as of June 30, 2011 and December 31, 2010, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of June 30, 2011, one of the Fund’s portfolio investments, the Orco Germany S.A. 4% bonds due May 2012, is publicly listed on the Euro MTF Market of the Luxemburg Stock Exchange. However, there has been no recent trading activity. There were no publicly traded securities as of December 31, 2010.

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

Offering costs of $0.3 million were expensed at June 30, 2011 due to an extended review and comment of our registration statement on Form N-2 filed in connection with the offering, which has not been declared effective by the SEC and will likely require significant revisions in order to become effective.

Investment Transactions—Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis where possible. We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Fund owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those non-control investments in companies in which the Fund owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

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

Payment in Kind Interest (PIK)—We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and record the same as interest income. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

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

As of June 30, 2011, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of June 30, 2011
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$15,832	$—	$—	$15,832
Affiliate investments	50	—	—	50
Non-affiliate investments	5,805	—	—	5,805
Total investments	21,687	—	—	21,687
Temporary cash investments	15,000	15,000	—	—
Total investments and temporary cash investments	$36,687	$15,000	$—	$21,687

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

The following table provides a reconciliation of fair value changes during the six months ending June 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2010	$17,576	$762	$9,324	27,662
Unrealized appreciation (depreciation)	8,302	(139)	3,410	11,573
Issuances	186	—	3,083	3,269
Settlements	(10,232)	(573)	(10,012)	(20,817)
Fair value as of June 30, 2011	$15,832	$50	$5,805	$21,687

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

(4) Related Party Transactions and Agreements

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $2,500 is paid to the Chairman of the Audit Committee and a quarterly fee of $3,750 is paid to the Chairman of the Independent Directors. The Fund incurred $207,943 and $233,243 as of June 30, 2011 and June 30, 2010 respectively.

Beginning July 2010, in respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered. The Fund incurred $113,188 which is included in compensation expense as of June 30, 2011 in the statement of operations and $117,188 which is included in deferred offering costs on the balance sheet as of June 30, 2011 for services provided by Kenneth I. Denos, Secretary and Chief Compliance Officer of the Fund.

On December 17, 2010, the Fund entered into a consulting (“Consulting Agreement”) with John A. Hardy, the Fund’s Executive Chairman.  The Consulting Agreement provides for base compensation to Mr. Hardy of $200,000 per annum, commencing June 1, 2010, and a bonus based upon achievement of certain criteria.  The bonus is subject to a payout cap of $150,000 for each fiscal year that the Consulting Agreement is in effect, and any bonus earned that exceeds the payout cap will be carried over into subsequent fiscal years.  If the Consulting Agreement is terminated without cause, as defined therein, Mr. Hardy will be entitled to receive one year’s base consulting fee, together with all bonuses earned and unpaid up until the date of termination.  Mr. Hardy is not entitled to participate in any employee-related benefits, including health, life and disability plans, of the Fund.  In January 2011, the Fund disposed of certain investments and received $10.0 million in cash. Mr. Hardy received a cash bonus of $150,000 for fiscal 2011 as a result of the completion of this transaction and, pursuant to the Consulting Agreement, is not entitled to be paid any additional bonus for the remainder of fiscal 2011.  As of June 30, 2011, the Fund incurred compensation expense of $250,000 relating to Mr. Hardy’s Consulting Agreement which included the $150,000 cash bonus for fiscal 2011 described above.  Mr. Hardy has permanently waived his right to $561,662 of earned but unpaid bonus under the Consulting Agreement for fiscal 2010 and has further permanently waived his right to $633,302 of earned but unpaid bonus in connection with activities of the Fund during the first six months of 2011.

In June 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. Mr. Kenneth I. Denos, Secretary of the Fund, holds a majority of the voting shares of A+ Filings. The Fund incurred $11,000 in services rendered by A+ Filings during the six months ended June 30, 2011.

(5) Dividends

On March 24, 2009, the Fund announced that it suspended its managed distribution policy and payment of quarterly distributions for an indefinite period. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

(6) Portfolio Securities

During the six months ended June 30, 2011, we made a follow-on investment of $0.2 million in Spectrum Management, LLC. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 bonds (“Bonds”) issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver the remaining 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011.

The following table includes significant investment activity during the six months ended June 30, 2011 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Orco Germany SA	$67	$3,016	$—	$—	$3,083
Spectrum Management, LLC	—	—	187	—	187
	$67	$3,016	$187	$—	$3,270

During the six months ended June 30, 2011, we realized net capital losses of $10.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain (Loss)
Riptide Entertainment LLC	Entertainment and leisure	Membership interest and subordinated debt	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Secured and subordinated debt	(992)
RP&C International Investments LLC	Healthcare	Membership interest	138
Various others			(1)
			$(10,929)

During the six months ended June 30, 2011, we received $0.2 million from Sovereign Business Forms, Inc. in the form of principal payments. During the six months ended June 30, 2011, we sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners,

LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

Net unrealized depreciation on investments decreased by $11.6 million, during the six months ended June 30, 2011, to a net unrealized depreciation of $15.7 million.  Such increase in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $2.5 million due to lower storage revenues for containers
(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge Entertainment Partners, Ltd. (“London Bridge”) of $0.8 million due to the sale of the promissory note
(iii)	Transfer of unrealized depreciation to realized depreciation for Riptide Entertainment Partners, LLC. (“Riptide”) of $10.1 million due to the sale of the promissory notes and the winding up of the entity
(iv)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments, LLC (“RP&C”) of $0.1 million due to the maturity of the investment
(v)	Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.6 million due to improved operating performance
(vi)	Increase in fair market value of Spectrum Management, Inc. (“Spectrum”) of $0.2 million due to the extension of maturity of outstanding debt and the reduction of the risk associated with this potential default.
(vii)	Increase in the fair market value of Orco Germany S.A. bonds of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition.

During the six months ended June 30, 2010, we received payment in full of a promissory note issued by Trulite, in the amount of $2.6 million, which included interest income of $0.3 million and received a distribution from Equity Media Development Company, LLC of $1.0 million.

During the six months ended June 30, 2010, we also had investment activity of $0.5 million in several follow-on investments, including $0.3 million in the form of accrued interest and dividends received in the form of paid-in-kind (PIK). The following table includes significant investment activity during the six months ended June 30, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
Trulite, Inc.	$—	$—	$200	$—	$200
1848 Capital Partners LLC	—	—	—	144	144
London Bridge Entertainment Partners Ltd.	—	—	—	109	109
Big Apple Entertainment Partners LLC	—	—	—	80	80
	$—	$—	$200	$333	$533

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
(ii)	Decline in fair market value of Equus Media Development Company, LLC (“EMDC”) of $2.3 million. In June, the Fund received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.7 million in cash and has a remaining funding commitment of $0.6 under its agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of its asset.

(iii)	Decline in fair market value of Infinia Corporation of $1.5 million. Infinia has informed the Fund of its significant capital and liquidity needs. Based on these factors, the nominal equity holdings of the Fund and the future potential dilution, the Fund has written down the investment to $0.

(iv)	Decline in fair market value of London Bridge Entertainment Partners Ltd (“London Bridge”) of $2.5 million. London Bridge has experienced a working capital shortfall and required an additional $0.6 million investment from the Fund in July 2010. Based on the current condition of London Bridge, the Fund determined the fair value of the loan was impaired. The loan is senior in liquidation preference and is guaranteed by the management principals, many of whom guarantee the 1848 Capital Partners LLC and Big Apple Entertainment Partners LLC promissory notes.

(v)	Decline in fair market value of Riptide Entertainment, LLC (“Riptide”) of $3.0 million. Riptide owns subordinated debt interest in both Big Apple Entertainment Partners LLC and London Bridge directly and through derivative entities and equity directly in London Bridge. The Fund has determined the value of these investments to be impaired based on the operating results and liquidity concerns of both companies.

(vi)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $0.9 million. ConGlobal has experienced a decline in its storage business due to the increasing activity of shipping containers. While the activity has contributed to revenue through other services of the company, the contribution margin of these services is less than the storage revenue and has had a negative impact on its operating cash flow.
(vii)	Increase in fair market value of The Bradshaw Group of $0.1 million. The Bradshaw Group has seen an incremental increase in business activity during the past twelve months which has improved the value of the Fund’s equity holdings.

(viii)	Increase in fair market value of PalletOne, Inc. of $0.1 million. PalletOne, Inc. has continued to generate cash flows which have reduced debt levels. The Fund believes the performance of the company in recent years and its continued debt reduction initiatives have created value for its equity holdings.

(ix)	Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.3 million. Sovereign has continued to reduce its debt which has caused a corresponding increase to the value of the equity held by the Fund in Sovereign.

(x)	Increase in fair market value of Trulite, Inc. (“Trulite”) of $0.1 million. The Fund holds approximately nine million warrants in Trulite, many with a nominal exercise price. Based on Trulite’s recent equity raise and repayment of the Fund’s debt, the Fund determined the warrants have increased in value.

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

In May 2011, the FASB issued changes to disclosure requirements for fair value measurements which resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. These changes become effective for interim and annual periods beginning after December 15, 2011. The Fund is currently assessing the potential impact that the adoption of this standard may have on our financial position and results of operations.

(10) Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 1, 2011,we sold U.S. Treasury bills for $15.0 million and repaid the margin loan.

On August 4, 2011, we invested $0.1 million in Spectrum Management, LLC as a follow-on investment in the form of a 16% promissory note facility.

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

We are an internally managed fund, inasmuch as we directly employ our management team and incur the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to us under a fee-based advisory agreement, or an administrative organization charging us for services rendered. We expect that, because of internalized management, certain expenses of the Fund will not increase commensurate with an increase in the size of the Fund and, therefore, we can achieve efficiencies in our cost structure if we are able to grow the Fund.

Effective August 11, 2006, we began to employ a total return investment strategy. The total return strategy combines both growth and income investments and is intended to strike a balance between the potential for gain and the risk of loss. In the growth category, we are a “growth-at- reasonable-price” investor. We invest primarily in privately owned companies and are open to virtually any potential growth investment in the privately owned arena. However, our primary aim is to identify and acquire only those equity securities that meet our criteria for selling at reasonable prices. The income investments made consist principally of purchasing debt financing with the objective of generating regular interest income as well as long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.

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

Significant Developments

The following are key activities occurring during the quarter:

(i) Investment in Orco Germany S.A. On April 27, 2011, the Fund announced that it had entered into two separate transactions involving the purchase of an aggregate of 11,408 Orco Germany S.A. (“Orco,’ the “Bonds”) 4% bonds due May 2012 .. Orco is a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. The Fund received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver the remaining 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011.

(ii) Leadership Changes. On June 7, 2011, the Fund announced that its Board of Directors appointed Alessandro Benedetti as the Fund's Executive Chairman and John Hardy as the Fund's Chief Executive Officer. Previous to their appointments, Mr. Benedetti was an independent member of the Fund's Board of Directors, and Mr. Hardy was the Fund's Executive Chairman. Mr. Benedetti, is an Italian national with decades of business experience in a diverse range of industries including telecoms, agro-industrial engineering, mining, real estate, renewable and nonrenewable energy and investment companies. He is fully conversant with business conditions and operating procedures in the world's key markets, especially Western and Eastern Europe, Scandinavia, CIS, Africa, North America and the Middle East. Mr. Hardy has had extensive experience in the insurance, finance and banking sectors, as well as international mergers and acquisitions.

(iii) Annual Shareholder Meeting. On June 10, 2011, the Fund held its Annual Share Meeting. Shareholders approved the election of nine director nominees and the appointment of UHY LLP as the Fund’s independent auditor for the fiscal year 2011.

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

During the first twelve months after an investment is made, the Fund utilizes the original investment amount to determine the fair value unless significant developments have occurred during this twelve month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). After the twelve month period, or if material events have occurred within the twelve month period, Fund management considers a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, Fund management considers three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. Fund management allocates value to these securities based on their relative priorities. For equity securities such as warrants, the Fund may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model and the Monte Carlo Simulation.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $21.7 million and $27.7 million as of June 30, 2011 and December 31, 2010, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of June 30, 2011, one of the Fund’s portfolio investments, 4% bonds due May 2012 issued by Orco Germany S.A., is publicly listed on the Euro MTF Market of the Luxemburg Stock Exchange. However, there has been no recent trading activity. There were no publicly traded securities as at December 31, 2010.

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

Current Market Conditions

Overall economic conditions have stabilized in the first half of 2011, as the U.S. economy has expanded at a modest rate.  However, the economic recovery has been hampered by persistent high unemployment levels and increased uncertainty related to U.S. government deficit spending, debt levels, and potential foreign government defaults.  Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements.  Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the uncertainty surrounding government deficit spending and debt limits.

Market conditions for business transactions including mergers and acquisitions and private equity investments improved throughout 2010 and have effectively plateaued at these levels through the first six months of 2011as low interest rates have reduced capital costs, some banks are lending more aggressively, valuations have increased and buyer and seller expectations have converged.  These conditions were contributors to an upturn in transaction volume during 2010 and the first quarter 2011 since declining significantly in 2009.  In addition, corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans.  Private equity firms have access to historically large amounts of committed capital as private equity activity has been lower than anticipated for nearly two years and fund raising was robust heading into the economic downturn.

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2008 and June 30, 2011 our net asset value declined from $9.16 per share to $3.92 per share.  This further impacted the closing price of our common stock, as it declined approximately 25.6% during 2009 and a further 21.9% during 2010 and, as of June 30, 2011, is trading at a 38.8% discount to our net asset value.

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

Because of the nature and size of the portfolio investments, we may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the three months ended June 30, 2011 and 2010, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss after all expenses was $1.2 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively and $1.9 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively. The increase in net investment loss generated at June 30, 2011 compared to June 30, 2010 is due primarily to the decrease in total investment income for the periods.

Total income from portfolio securities was $0.4 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, and $0.8 million and $1.7 million for the six months ended June 30, 2011, and 2010, respectively. The decrease was primarily due to the decline in income producing investments resulting from the monetizations of 1848 Capital Partners LLC, Big Apple Entertainment Partners LLC and London Bridge Entertainment Partners Ltd.

Total expenses increased from $1.5 million for the three months ended June 30, 2010 to $1.6 million for the three months ended June 30, 2011. This $0.1 million increase was largely due to the decrease in legal fees ($0.4 million) and solicitation costs ($0.2 million) associated with the Fund’s annual shareholder meeting held in May 2010 and resulting proxy context, offset by the increase in compensation expense and settlement expense and offering expense for the three months ended June 30, 2011. Total expenses increased from $2.4 million for the six months ended June 30, 2010 to $2.7 million for the six months ended June 30, 2011, due primarily to the write-off of deferred offering costs.

Realized Gains and Losses

During the six months ended June 30, 2011, we realized net capital losses of $10.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain (Loss)
Riptide Entertainment LLC	Entertainment and leisure	Membership interest and subordinated debt	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Secured and subordinated debt	(992)
RP&C International Investments LLC	Healthcare	Membership interest	138
Various others			(1)
			$(10,929)

During the six months ended June 30, 2010, we realized net capital losses of $0.005 million from the sale of U.S. Treasury Bills.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased by $11.6 million, during the six months ended June 30, 2011, to a net unrealized depreciation of $15.7 million.  Such decrease in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $2.5 million due to lower storage revenues for containers.
(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge Entertainment Partners, Ltd. (“London Bridge”) of $0.8 million due to the sale of the promissory note.
(iii)	Transfer of unrealized depreciation to realized depreciation for Riptide Entertainment Partners, LLC. (“Riptide”) of $10.1 million due to the sale of the promissory notes and the winding up of the entity.
(iv)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments, LLC (“RP&C”) of $0.1 million due to the maturity of the investment.
(v)	Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.6 million due to improved operating performance.
(iv)	Increase in fair market value of Spectrum Management, Inc. (“Spectrum”) of $0.2 million due to the extension of maturity of outstanding debt and the reduction of the risk associated with this potential default.
(vii)	Increase in the fair market value of Orco Germany S.A. bonds of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition.

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

Portfolio Investments

During the six months ended June 30, 2011, we received $0.2 million from Sovereign Business Forms, Inc. in the form of principal payments. We sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

During the six months ended June 30, 2011, we made a follow-on investment of $0.2 million in Spectrum Management, LLC. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (“Bonds”) issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011.

The following table includes significant investment activity during the six months ended June 30, 2011 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Orco Germany SA	$67	$3,016	$—	$—	$3,083
Spectrum Management, LLC	—	—	187	—	187
	$67	$3,016	$187	$—	$3,270

During the six months ended June 30, 2010, we also had investment activity of $0.5 million in several follow-on investments, including $0.3 million in the form of accrued interest and dividends received in the form of paid-in-kind (PIK). The following table includes significant investment activity during the six months ended June 30, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
Trulite, Inc.	$—	$—	$200	$—	$200
1848 Capital Partners LLC	—	—	—	144	144
London Bridge Entertainment Partners Ltd.	—	—	—	109	109
Big Apple Entertainment Partners LLC	—	—	—	80	80
	$—	$—	$200	$333	$533

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 1, 2011, we sold U.S. Treasury bills for $15.0 million and repaid the margin loan.

On July 9, 2011 Spectrum Management, LLC entered into a three month exclusivity agreement with a potential buyer of its asset tracking business which expires on October 11, 2011. The potential buyer has also written the company an indication of interest letter with a purchase price of $10.0 million and, should a transaction commence, has proposed to finance the transaction with $7.5 million in cash and $2.5 million in a contingent payment agreement. The closing of the transaction is subject to the completion of financial and operational due diligence, successful negotiation and completion of documentation, approval of third party financing, and approval of the board of directors and shareholders of Spectrum. The timing and final terms of this transaction are uncertain and have not been included in our valuation analysis.

On August 4, 2011, we invested $0.1 million in Spectrum Management, LLC as a follow-on investment in the form of a 16% promissory note facility.

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

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called Business Products and Services include three portfolio companies and was 20.4% of the net asset value and 40.1% of our investments in portfolio company securities (at fair value) as of June 30, 2011. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On March 10, 2010, American General Life Insurance Company (“American General”) filed a complaint against the Fund in the District Court of Harris County, Texas, in connection with an office lease entered into by our former administrator with American General. The complaint by American General seeks to hold the Fund liable for unpaid rent, improvements, and attorneys fees totaling approximately $450,000. We agreed to a settlement with American General in exchange for a one-time payment of $120,000, which was paid in June 7, 2011.

On April 26, 2010, the SEC also subpoenaed records of the Fund in connection with certain trades in the Fund’s shares by SPQR Capital LLP, SAE Capital Ltd., Versatile Systems Inc., Mobiquity Investments Limited, and anyone associated with those entities. The Fund has fully cooperated with the SEC’s request.

On June 9, 2011, RNR Production, Land and Cattle Company, Inc. filed a lawsuit against the Fund and each of the members of the Board in the District Court of Harris County, Texas, seeking, among other remedies, unspecified direct and distinct actual, consequential, and special damages for breach of fiduciary duty, failure to disclose certain information to its shareholders, and oppressing minority shareholders. The Fund is contesting these claims and is also seeking a potential settlement in respect of the same. While discussions are ongoing, the Fund has accrued an amount in respect of a potential settlement that is probable and estimable.

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

Item  6. Exhibits

3. Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10. Material Contracts.

(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]
(e)	Purchase and Sale Agreement between the Fund and Kekovia Enterprises Company Limited, dated April 21, 2011. [Incorporated by reference to Exhibit 10(e) to Registrant’s Form 10-Q for the quarter ended March 31, 2011.]
(f)	Purchase and Sale Agreement between the Fund and Khan Investments Ltd., dated April 20, 2011. [Incorporated by reference to Exhibit 10(f) to Registrant’s Form 10-Q for the quarter ended March 31, 2011.]
(g)	Amended and Restated Purchase and Sale Agreement between the Fund and Khan Investments Ltd., dated May 9, 2011. [Incorporated by reference to Exhibit 10(g) to Registrant’s Form 10-Q for the quarter ended March 31, 2011.]

31. Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer

32. Section 1350 Certifications

1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: August 15, 2011	_____________/s/ John A. Hardy_____________
John A. Hardy
Chief Executive Officer

