Form 10-Q
period 2011-09-30
EQUUS TOTAL RETURN, INC.
filed 2011-11-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No   ☒

There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 14, 2011.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Part I. Financial Information

Item 1. Financial Statements

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
(in thousands, except per share amounts)
Assets

Investments in portfolio securities at fair value:
Control investments (cost at $24,202 and $34,231 respectively)	$14,725	$17,576
Affiliate investments (cost at $350 and $923 respectively)	50	762
Non-affiliate investments (cost at $12,878 and $19,808 respectively)	5,357	9,324
Total investments in portfolio securities at fair value	20,132	27,662
Cash and cash equivalents	16,648	7,382
Restricted cash and temporary cash investments	7,070	15,150
Accounts receivable and other	79	273
Accrued interest receivable	2,433	2,724
Deferred offering costs	—	263
Total assets	46,362	53,454
Liabilities and net assets
Accounts payable and accrued liabilities	366	345
Accounts payable to related parties	26	58
Borrowing under margin account	7,000	15,000
Total liabilities	7,392	15,403

Commitments and contingencies

Net assets	$38,970	$38,051

Net assets consist of:
Common stock, par value	$10	$9
Capital in excess of par value	64,292	70,597
Undistributed net investment losses	(8,034)	(5,255)
Unrealized depreciation of portfolio securities, net	(17,298)	(27,300)
Total net assets	$38,970	$38,051
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	8,862
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.69	$4.29

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Investment income:
Interest income (loss), net:
Control investments	$(257)	$274	$413	$851
Affiliate investments	—	13	4	39
Non-affiliate investments	79	319	220	1,387
Net interest income (loss)	(178)	606	637	2,277
Interest from temporary cash investments	9	2	25	9
Total investment income (loss)	(169)	608	662	2,286
Expenses:
Compensation expense	250	244	1,077	793
Professional fees	263	123	1,026	1,300
Offerring costs	128	—	428	—
Settlement expense	—	—	320	—
Director fees and expenses	102	62	310	275
Mailing, printing and other expenses	55	37	141	317
General and administrative expense	29	42	122	132
Interest expense	2	7	3	31
Taxes	(107)	14	14	38
Total expenses	722	529	3,441	2,886
Net investment income (loss)	(891)	79	(2,779)	(600)
Net realized gain (loss):
Control investments	—	—	(10,074)	—
Affiliate investments	—	—	138	—
Non-affiliate investments	—	—	(992)	—
Temporary cash investments	(1)	(1)	(2)	(6)
Net realized loss	(1)	(1)	(10,930)	(6)
Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(17,298)	(34,048)	(17,298)	(34,048)
Beginning of period	(15,727)	(27,556)	(27,300)	(15,227)
Net change in unrealized appreciation (depreciation) of portfolio securities	(1,571)	(6,492)	10,002	(18,821)
Net decrease in net assets resulting from operations	$(2,463)	$(6,414)	$(3,707)	$(19,427)
Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.23)	$(0.72)	$(0.38)	$(2.19)
Weighted average shares outstanding
Basic and diluted	10,562	8,862	9,877	8,862

 The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2011	2010
Net decrease in net assets resulting from operations	$(3,707)	$(19,427)
Capital share transactions:
Shares issued for portfolio securities	4,626	—
Net increase in net assets resulting from capital share transactions	4,626	—
Increase (decrease) in net assets	919	(19,427)
Net assets at beginning of period	38,051	50,901
Net assets at end of period	$38,970	$31,474

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2011	2010
Reconciliation of decrease in net assets resulting from operations to net cash provided by operating activities:
Net decrease in net assets resulting from operations	$(3,707)	$(19,427)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss	10,930	6
Net change in unrealized depreciation of portfolio securities	(10,002)	18,821
Changes in operating assets and liabilities:
Purchase of portfolio securities	(392)	(775)
Net proceeds from dispositions of portfolio securities	9,730	—
Principal payments received from portfolio securities	280	3,501
Decrease in deferred offering costs	428	—
Cash settlement of collateral	1,610	—
Sales of temporary cash investments	8,080	14,133
(Increase) decrease in accounts receivable and other	194	(127)
(Increase) decrease in accrued interest receivable	291	(880)
Increase in accounts payable and accrued liabilities	21	71
Increase (decrease) in accounts payable-related parties	(32)	101
Net cash provided by operating activities	17,431	15,424
Cash flows from financing activities:
Deferred offering costs	(165)	(65)
Borrowings under margin account	28,000	55,999
Repayments under margin account	(36,000)	(69,998)
Net cash used in financing activities	(8,165)	(14,064)
Net increase in cash and cash equivalents	9,266	1,360
Cash and cash equivalents at beginning of period	7,382	6,045
Cash and cash equivalents at end of period	$16,648	$7,405
Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$4,626	$—
Accrued interest exchanged for portfolio securities	$—	$487
Supplemental disclosure of cash flow information:
Interest paid	$2	$7
Income taxes paid	$—	$38

 The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION-SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended
	September 30,
	2011	2010
Investment income	$0.07	$0.26
Expenses	0.35	0.33
Net investment loss	(0.28)	(0.07)
Net realized loss	(1.11)	—
Net change in unrealized depreciation	1.01	(2.12)
Net decrease in net assets	(0.38)	(2.19)
Capital transactions:
Shares issued for portfolio securities	(0.16)	—
Dilutive effect of shares issued	(0.06)	—
Decrease in net assets resulting from capital transactions	(0.22)	—
Net decrease in net assets	(0.60)	(2.19)
Net assets at beginning of period	4.29	5.74
Net assets at end of period, basic and diluted	$3.69	$3.55
Weighted average number of shares outstanding during period in thousands	9,877	8,862
Market price per share
Beginning of period	$2.50	$3.20
End of period	$1.88	$2.38
Selected ratios:
Ratio of expenses to average net assets	8.93%	7.01%
Ratio of net investment loss to average net assets	(7.22%)	(1.46)%
Ratio of net decrease in net assets resulting from operations to average net assets	(9.63%)	(47.17)%
Total return on market price (1)	(24.80%)	(25.63)%

(1)  Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (5):
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$4,000	$1,160
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.67% / 55.00% Fully Diluted)		5,080	4,185
			12% subordinated promissory notes due 5/13(2)	$2,462	2,462	2,462
					7,542	6,647

Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% Fully Diluted)		2,850	-
			16% subordinated promissory notes due 11/11(3)(4)	2,440	2,440	985
					5,290	985
Total Control Investments: Majority-owned (represents 32.4% of total investments at fair value)					$16,832	$8,792
Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (34.2%)		$1,370	$ -
			7% subordinated promissory note due 12/12(3)	$6,000	6,000	5,933
					7,370	5,933
Total Control Investments: Non-majority owned (represents 21.8% of total investments at fair value)					$7,370	$5,933
Total Control Investments: (represents 54.3% of total investments at fair value)					$24,202	$14,725
Affiliate Investments(7):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (20% / 18.70% Fully Diluted)		$350	$50

Total Affiliate Investments (represents 0.2% of total investments at fair value)					$350	$50

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS - (Continued)

September 30, 2011

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares (12.25%) preferred stock		$1,795	$ -
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.11%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Germany S.A Berlin, Germany	Real estate	April 2011	8,890 4% Corporate Bonds due 5/12	$8,113	3,083	5,357
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock through at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 19.7% of total investments at fair value)					$12,878	$5,357
Total Investment in Portfolio Securities					$37,430	$20,132
Temporary Cash Investments
U.S. Treasury Bill (8)	Government	August 2011	UST 0% due 12/11	$7,000	$7,000	$7,000
Total Temporary Cash Investments (represents 25.8% of total investments at fair value)					$7,000	$7,000
Total Investments					$44,430	$27,132

(1)	See Note 3 to the financial statements, Valuation of Investments.

(2)	Income-producing.

(3)	Income on these securities is accrued to maturity.

(4)	Income and accrued interest receivable are impaired.

(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.

(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.

(7)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

(8)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS - (Continued)

September 30, 2011

(Unaudited)

Substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, as of September 30, 2011 all of our investments, with the exception of the Fund’s holdings of the Orco Germany S.A. 4% bonds due May 2012, were in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 73.4% of the total value of the investments in portfolio securities as of September 30, 2011.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2011 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$13,985	$14,737	37.9%
Common stock	14,800	4,235	10.8%
Limited liability company investments	6,850	1,160	3.0%
Preferred stock	1,795	—	0.0%
Options and warrants	—	—	0.0%
Total	$37,430	$20,132	51.7%

Cash payments of interest are currently being received and/or accrued on secured and subordinated debt, aggregating $13.8 million in fair value, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $1 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2011 (in thousands):

		Fair Value as
		Percentage of
Industry	Fair Value	Net Assets
Business products and services	$7,632	19.6%
Shipping products and services	5,983	15.4%
Real estate	5,357	13.7%
Media	1,160	3.0%
Total	$20,132	51.7%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control investments: Majority-owned (6):
Equus Media Development Company, LLC	Media	January 2007	Member interest (100%)		$4,000	$1,163
Houston, TX
Riptide Entertainment, LLC Miami, FL	Entertainment and leisure	December 2005	Member interest (64.67%)		65	-
			8% promissory notes due 9/14(5)	$10,009	10,009	-
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.66% / 55.00% Fully Diluted)		5,080	3,894
			12% subordinated promissory notes due 5/13(2)	2,742	2,742	2,742
					7,822	6,636
Spectrum Management, LLC Carrollton, TX	Business products and services	December 1999	285,000 units of Class A member interest (81% Fully Diluted)		2,850	-
			16% subordinated promissory notes due 5/11(2)(3)	2,115	2,115	1,422
					4,965	1,422
Total Control investments: Majority-owned (represents 21.6% of total investments at fair value)					$26,861	$9,221
Control Investments: Non-majority owned(7):
ConGlobal Industries Holding, Inc. San Romon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (34.2%)		$1,370	$2,355
			7% subordinated promissory note due 12/12(3)	$6,000	6,000	6,000
					7,370	8,355
Total Control Investments: Non-majority owned (represents 19.6% of total investments at fair value)					$7,370	$8,355
Total Control Investments: (represents 41.2% of total investments at fair value)					$34,231	$17,576
Affiliate Investments(8):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (20% / 18.70% Fully Diluted)		$350	$50
RP&C International Investments LLC	Healthcare	September 2006	Member interest (17.24%)		573	712
New York, NY
Total Affiliate Investments (represents 1.8% of total investments at fair value)					$923	$762

The accompanying notes are an integral part of these financial statements.

 EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS-(Continued)

DECEMBER 31, 2010

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Non-Affiliate Investments (less than 5% owned):
1848 Capital Partners LLC Miami, FL	Entertainment and leisure	January 2008	18% promissory note due1/11(4)	$3,883	$3,883	$3,883
Big Apple Entertainment Partners LLC New York	Entertainment and leisure	October 2007	18% promissory note due 10/10(4)	3,275	3,275	3,275
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.63%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
London Bridge Entertainment Partners Ltd London UK	Entertainment and leisure	August 2008	18% promissory notes due 8/11(4)	2,855	2,855	2,026
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B Shares 12.25% preferred stock		1,795	-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock through at $0.01 - $0.38 per share through 11/15	-	-	140
Total Non-Affiliate Investments (represents 21.9% of total investments at fair value)					$19,808	$9,324
Total Portfolio Securities					$54,962	$27,662
Temporary Cash Investments
U.S. Treasury Bill(9)	Government	December 2010	UST 0% due 1/11	$15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 35.1% of total investments at fair value)					$15,000	$15,000
Total Investments					$69,962	$42,662

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Income on these securities is paid-in-kind by the issuance of additional securities, or through accretion of original issue discount.
(5)	Non-income producing.
(6)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(7)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.

(8)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(9)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS - (Continued)

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Description of Business and Basis of Presentation

Description of Business-Equus Total Return, Inc. (“we,” “us,” “our,” “Equus,” the “Company” and the “Fund ”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This new strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued principally by privately-owned companies in transactions negotiated directly with such companies or with holders of securities issued by such companies. We seek to invest primarily in companies which intend to grow either by acquiring other businesses, including leveraged buyouts, or organically. We may also invest in recapitalizations of existing businesses or special situations from time to time. Our investments in portfolio companies consist of equity securities such as common and preferred stock, but also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Our investments can also consist of traditional secured, unsecured, senior and subordinated debt that does not have an equity feature. We elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). For tax purposes, we have elected to be treated as a regulated investment company (“RIC”). We are an internally managed fund, meaning that the Fund directly employs its management team and incurs the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or an administrative organization charging the Fund for services rendered.

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

Basis of Presentation-In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Our interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Securities Exchange Act of 1934, as amended. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of these interim financial statements.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2010, as filed with the Security and Exchange Commission (“SEC”). Certain prior period information has been reclassified to conform to current year presentation.

(2) Liquidity and Financing Arrangements

Liquidity - There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through September 30, 2012.

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

Cash and Temporary Investments - As of September 30, 2011, we had cash and cash equivalents of $16.6 million. We had $20.1 million of our net assets of $39.0 million invested in portfolio securities. Temporary cash investments of $7.0 million were invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. Restricted cash amounted to $0.07 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on October 3, 2011.

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

Dividends - We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Investment Commitments - We had no outstanding commitments as of September 30, 2011.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Investments - As of September 30, 2011 and December 31, 2010, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

As of September 30, 2011, we borrowed $7.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary investments in U.S. Treasury bills of $7.07 million. The U.S. Treasury bills were sold and the total amount borrowed was repaid on October 3, 2011.

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

Certain Risks and Uncertainties - The modest recovery of the economy since the recession ended in late 2009 continues to impact the financing markets. Activity in these markets has increased, but the continued uncertainties related to taxes, government spending and debt levels and remaining high unemployment continue to influence market participants and companies seeking outside capital sources. In addition, the price of our common stock continues to trade below our net asset value, limiting our ability to raise equity capital.

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

(3) Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

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

Publicly-traded portfolio securities - Investments in companies whose securities are publicly traded are generally valued at their quoted market price at the close of business on the valuation date.

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

Market approach - The market approach typically employed by Fund management calculates the enterprise value of a company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company for the trailing twelve month period.  Adjustments to the company’s EBITDA, including those for non-recurring items, may be considered. Multiples are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable. The Fund may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Income approach - The income approach typically utilized by Fund management calculates the enterprise value of a company utilizing a discounted cash flow model incorporating projected future cash flows of the company. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity and seeking liquidity events to meet our operational needs. Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable.

Asset approach - The Fund considers the asset approach during the first twelve months after an investment is made, and the Fund considers the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing the its debt upon maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $20.1 million and $27.7 million as of September 30, 2011 and December 31, 2010, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of September 30, 2011, one of the Fund’s portfolio investments, the Orco Germany S.A. 4% bonds due May 2012, is publicly listed on the Euro MTF Market of the Luxemburg Stock Exchange. However, there has been no recent trading activity. There were no publicly traded securities as of December 31, 2010.

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

Deferred Offering Costs-Costs related to the offering whereby we will sell additional shares or rights to acquire shares at a market price that may have been below net asset value. The main components of the costs are legal fees and consultant’s fees specifically related to the offering.

Offering costs of $0.4 million were expensed during the nine months ended September 30, 2011.

Foreign Exchange-We record temporary changes in foreign exchange rates of portfolio securities denominated in foreign currencies as changes in fair value. These changes are therefore reflected as unrealized gains or losses.

Investment Transactions-Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis where possible. We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Fund owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those non-control investments in companies in which the Fund owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

Interest Income Recognition-We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. We accrete or amortize discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities. We stop accruing interest on investments when we determine that interest is no longer collectible and evaluate any existing interest or dividend receivable balances to determine if a write off is necessary. We assess the collectability of the interest and dividends on many factors, including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets. We treat such cash as payment on the principal balance until the entire principal balance has been repaid, before it recognizes any additional interest income. If the Fund receives any cash after determining that interest is no longer collectible, it treats such cash as payment on the principal balance until the entire principal balance has been repaid, before it recognizes any additional interest income.

Payment in Kind Interest (“PIK”)-We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and record the same as interest income. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

Cash Flows-For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We include our investing activities within cash flows from operations. We exclude “Restricted Cash & Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Income Taxes-We intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a RIC. See Note 2 for further discussion of the Fund’s RIC borrowings.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax.

Fair Value Measurement-In September 2006, the Financial Accounting Standard Board (“FASB”) issued guidance regarding Fair Value Measurements which defined fair value, established a framework for measuring fair value, outlined a fair value hierarchy based on inputs used to measure fair value and enhanced disclosure requirements for fair value measurements. The guidance did not change existing guidance as to whether an instrument is carried at fair value. We adopted changes issued by the FASB to fair value disclosures of financial instruments which define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We have categorized all investments recorded at fair value based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets at the measurement date. The types of assets carried at Level 1 fair value generally are equities listed in active markets.

Level 2 - Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset in connection with market data at the measurement date and for the extent of the instrument’s anticipated life. Fair valued assets that are generally included in this category are warrants held in a public company.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are debt, warrants and/or other equity investments held in a private company. As previously described, Fund management considers a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, Fund management considers three different valuation approaches: a market approach, an income approach, an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. Fund management allocates value to these securities based on their relative priorities. For equity securities such as warrants, the Fund may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model. Yield analysis is also employed to determine if a debt security has been impaired.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

As of September 30, 2011, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of September 30, 2011
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$14,725	$—	$—	$14,725
Affiliate investments	50	—	—	50
Non-affiliate investments	5,357	—	—	5,357
Total investments	20,132	—	—	20,132
Temporary cash investments	7,000	7,000	—	—
Total investments and temporary cash investments	$27,132	$7,000	$—	$20,132

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

The following table provides a reconciliation of fair value changes during the nine months ending September 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2010	$17,576	$762	$9,324	$27,662
Total realized gains (losses)	(10,074)	138	(992)	$(10,928)
Change in unrealized appreciation (depreciation)	7,178	(138)	2,962	10,002
Purchases, issuances and settlements, net	45	(712)	(5,937)	(6,604)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2011	$14,725	$50	$5,357	$20,132

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

(4) Related Party Transactions and Agreements

As compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $15,000 is paid to the Chairman of the Audit Committee and a quarterly fee of $3,750 is paid to the Chairman of the Independent Directors. We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. The Fund incurred $309,670 and $274,988 as of September 30, 2011 and September 30, 2010, respectively.

Beginning July 2010, in respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered. The Fund incurred $172,625 which is included in compensation expense as of September 30, 2011 in the statement of operations and $117,188 which is included in offering costs on the Income Statement as of September 30, 2011 for services provided by Kenneth I. Denos, Secretary and Chief Compliance Officer of the Fund.

On December 17, 2010, the Fund entered into a consulting (“Consulting Agreement”) with John A. Hardy, the Fund’s Chief Executive Officer.  The Consulting Agreement provides for base compensation to Mr. Hardy of $200,000 per annum, commencing June 1, 2010, and a bonus based upon achievement of certain criteria.  The bonus is subject to a payout cap of $150,000 for each fiscal year that the Consulting Agreement is in effect, and any bonus earned that exceeds the payout cap will be carried over into subsequent fiscal years.  If the Consulting Agreement is terminated without cause, as defined therein, Mr. Hardy will be entitled to receive one year’s base consulting fee, together with all bonuses earned and unpaid up until the date of termination.  Mr. Hardy is not entitled to participate in any employee-related benefits, including health, life and disability plans, of the Fund.  In January 2011, the Fund disposed of certain investments and received $10.0 million in cash. Mr. Hardy received a cash bonus of $150,000 for fiscal 2011 as a result of the completion of this transaction and, pursuant to the Consulting Agreement, is not entitled to be paid any additional bonus for the remainder of fiscal 2011.  As of September 30, 2011, the Fund incurred compensation expense of $300,000 relating to Mr. Hardy’s Consulting Agreement which included the $150,000 cash bonus for fiscal 2011 described above.  Mr. Hardy has permanently waived his right to $561,662 of earned but unpaid bonus under the Consulting Agreement for fiscal 2010 and has further permanently waived his right to $648,137 of earned but unpaid bonus in connection with activities of the Fund during the first nine months of 2011.

In June 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. Mr. Kenneth I. Denos, Secretary of the Fund, holds a majority of the voting shares of A+ Filings. The Fund incurred $12,578 and $4,000 in services rendered by A+ Filings during the nine months ended September 30, 2011 and September 30, 2010, respectively.

(5) Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

 (6) Portfolio Securities

During the nine months ended September 30, 2011, we made a follow-on investment of $0.3 million in Spectrum Management, LLC.

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

The following table includes significant investment activity during the nine months ended September 30, 2011 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Orco Germany S.A.	$67	$3,016	$—	$—	$3,083
Spectrum Management, LLC	—	—	325	—	325
	$67	$3,016	$325	$—	$3,408

During the nine months ended September 30, 2011, we realized net capital losses of $10.9 million, including the following significant transactions (in thousands):

Portfoliio Company	Industry	Type	Realized Gain (Loss)
Riptide Entertainment, LLC	Entertainment and leisure	Membership interest and; subordinated debt	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Secured and subordinated debt	(992)
RP&C International Investments LLC	Healthcare	Membership Interest	138
Various others			(2)
			$(10,930)

During the nine months ended September 30, 2011, we received $0.3 million from Sovereign Business Forms, Inc. in the form of principal payments. During the nine months ended September 30, 2011, we sold our promissory notes in 1848 Capital Partners LLC (“1848”), Big Apple Entertainment Partners LLC (“Big Apple”), and London Bridge Entertainment Partners Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

Net unrealized depreciation on investments decreased by $10.0 million, during the nine months ended September 30, 2011, to a net unrealized depreciation of $17.3 million.  Such decrease in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $2.4 million due to the decline in operating performance.

(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge Entertainment Partners Ltd. (“London Bridge”) of $0.8 million due to the sale of the promissory note.

(iii)	Transfer of unrealized depreciation to realized depreciation for Riptide Entertainment Partners, LLC. (“Riptide”) of $10.1 million due to the sale of the promissory notes and the winding up of the entity.

(iv)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments LLC (“RP&C”) of $0.1 million due to the maturity of the investment.

(v)	Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.3 million as Sovereign has continued to reduce its debt which has resulted in a corresponding increase its equity value.

(vi)	Decrease in fair market value of Spectrum Management, LLC (“Spectrum”) of $0.8 million due to the decline in operating performance.

(vii)	Unrealized appreciation of Orco Germany S.A. bonds of $2.3 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by the change in exchange rate.

During the nine months ended September 30, 2010, the Fund received payment in full of a promissory note issued by Trulite, in the amount of $2.6 million, which included interest income of $0.3 million. The Fund also received a distribution from Equity Media Development Company of $1.0 million and received a principal payment of $0.1 million from Sovereign Business Forms, Inc. During the nine months ended September 30, 2010, the Fund also had investment activity of $1.3 million in several follow-on investments, including $0.5 million in the form of accrued interest and dividends received in the form of paid-in-kind (“PIK”).

The following table includes significant investment activity during the nine months ended September 30, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
London Bridge Entertainment Partners Ltd	$—	$—	$575	$148	$723
1848 Capital Partners LLC	—	—	—	219	219
Trulite, Inc.	—	—	200	—	200
Big Apple Entertainment Partners LLC	—	—	—	120	120
	$—	$—	$775	$487	$1,262

Net unrealized depreciation on investments increased by $18.8 million during the nine months ended September 30, 2010, to a net unrealized depreciation of $34.0 million. Such increase in depreciation resulted primarily from the following changes:

(i)	Decline in estimated fair market value of 1848 Capital Partners LLC (“1848”) of $3.5 million. The management of 1848 has indicated that the company will have to raise outside capital to repay the promissory note due to the Fund upon maturity in January 2011. Due to the uncertainty of the recoverability of the promissory note, the Fund determined that the fair value of the promissory note was impaired. The promissory note is personally guaranteed jointly and severally by the principals of 1848,who also guarantee the Big Apple Entertainment Partners LLC and London Bridge Entertainment Partners Ltd promissory notes.

(ii)	Decline in fair market value of Big Apple Entertainment Partners LLC (“Big Apple”) of $1.0 million. Subsequent to September 30, 2010, the loan due from Big Apple matured and Big Apple failed to repay the note. Big Apple has been in payment default of the loan and on October 5, 2010, the Fund demanded that the guarantors pay and perform all obligations of Big Apple under the loan. The Fund is continuing discussions with the guarantors of this note and is contemplating the next prudent course of action.

(iii)	Decline in fair market value of Equus Media Development Company, LLC (“EMDC”) of $2.8 million. In June 2010, the Fund received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.6 million in cash and has a remaining funding commitment of $0.5 under its agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of its assets.

(iv)	Decline in fair market value of Infinia Corporation of $1.5 million. Infinia has informed the Fund of its significant capital and liquidity needs. Based on these factors, the nominal equity holdings of the Fund and the future potential dilution, the Fund has written down the investment to $0.

(v)	Decline in fair market value of London Bridge Entertainment Partners Ltd (“London Bridge”) of $2.6 million. London Bridge has experienced a working capital shortfall and required an additional $0.6 million investment from the Fund in July 2010 in the form of a 60-day promissory note. In September 2010, the Fund accelerated payment of its notes to London Bridge as the company was in payment default of both notes. Subsequent to the quarter ended June 30, 2011, London Bridge paid the Fund $0.7 million which paid in full principal and interest of the 60-day note and partially paid previously unpaid and accrued interest of the $2.6 million note but did not cure the default related to this loan. Based on the current condition of London Bridge, the Fund determined the fair value of the $2.6 million loan was impaired. The loan is senior in liquidation preference and is guaranteed by the management principals, many of which guarantee the 1848 Capital Partners LLC and Big Apple Entertainment Partners LLC promissory notes. On August 31, 2010, Equus accelerated the maturity and demanded that the guarantors pay and perform all obligations of London Bridge under the April 2009 and July 2010 promissory notes. Subsequent to the quarter ended June 30, 2011, the July 2010 note was repaid in full. As of the date of this filing, London Bridge remains in default of the April 2009 promissory note. The Fund is continuing discussions with the guarantors of this note and is contemplating the next prudent course of action.

(vi)	Decline in fair market value of Riptide Entertainment, LLC (“Riptide”) of $3.1 million. Riptide owns subordinated debt interest in both Big Apple Entertainment Partners LLC and London Bridge directly and through derivative entities and equity directly in London Bridge. The Fund has determined the value of these investments to be impaired based on the operating results and liquidity concerns of both companies.

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

(viii)	Increase in fair market value of PalletOne, Inc. of $0.1 million. PalletOne, Inc. has continued to generate cash flows which have reduced debt levels. The Fund believes the performance of the company in recent years and its continued debt reduction initiatives has created value for its equity holdings.

(ix)	Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.3 million. Sovereign has continued to reduce its debt which has caused a corresponding increase to the value of the equity held by the Fund in Sovereign.

(x)	Decline in fair market value of Spectrum Management, LLC (“Spectrum”) of $2.6 million. Subsequent to the quarter ended June 30, 2011, the Fund loaned Spectrum $0.4 million to meet its immediate working capital needs. The valuation reflects Spectrum’s consistent business results coupled with the working capital shortfall the company recently experienced.

(xi)	Increase in fair market value of Trulite, Inc. (“Trulite”) of $0.1 million. The Fund holds approximately nine million warrants in Trulite, many with a nominal exercise price. Based on a recent equity raise by Trulite and repayment of the Fund’s debt, the Fund determined the warrants have increased in value.

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

In May 2011, the FASB issued changes to disclosure requirements for fair value measurements which resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). These changes become effective for interim and annual periods beginning after December 15, 2011. The Fund is currently assessing the potential impact that the adoption of this standard may have on our financial position and results of operations.

(10) Subsequent Event

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On October 3, 2011, we sold U.S. Treasury bills for $7.0 million and repaid the margin loan.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Equus is a Business Development Corporation (“BDC”) that provides financing solutions principally for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income.

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

Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates-The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

Valuation of Investments- Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with accounting principles generally accepted in the United States of America and the financial reporting policies of the Securities and Exchange Commission (“SEC”). The applicable methods prescribed by such principles and policies are described below:

Publicly-traded portfolio securities-Investments in companies whose securities are publicly traded are generally valued at their quoted market price at the close of business on the valuation date.

Privately-held portfolio securities-The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by our Board of Directors. As a general principle, the current “fair value” of an investment would be the amount we might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the estimated values arrived at by the Fund may differ materially from amounts actually received upon the disposition of portfolio securities.

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

Market approach - The market approach typically employed by Fund management calculates the enterprise value of a company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company for the trailing twelve month period.  Adjustments to the company’s EBITDA, including those for non-recurring items, may be considered. Multiples are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable. The Fund may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Income approach - The income approach typically utilized by Fund management calculates the enterprise value of a company utilizing a discounted cash flow model incorporating projected future cash flows of the company.  Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable.

Asset approach - The Fund considers the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing its debt upon maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $20.1 million and $27.7 million as of September 30, 2011 and December 31, 2010, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of September 30, 2011, one of the Fund’s portfolio investments, 4% bonds due May 2012 issued by Orco Germany S.A., is publicly listed on the Euro MTF Market of the Luxemburg Stock Exchange. However, there has been no recent trading activity. There were no publicly traded securities as at December 31, 2010.

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

Deferred Offering Costs-Costs related to the offering whereby we will sell additional shares or rights to acquire shares at a market price that may have been below net asset value. The main components of the costs are legal fees and consultant’s fees specifically related to the offering.

Offering costs of $0.4 million were expensed during the nine months ended September 30, 2011.

Foreign Exchange-We record temporary changes in foreign exchange rates of portfolio securities denominated in foreign currencies as changes in fair value. These changes are therefore reflected as unrealized gains or losses.

Investment Transactions-Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Federal Income Taxes-We intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as it complies with these requirements, the Fund generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, the Fund did not record a provision for federal income taxes in its financial statements. The Fund may borrow money from time to time to maintain its status as a RIC under the Code.

Interest Income Recognition-We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. We accrete or amortize discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities. We stop accruing interest on investments when we determine that interest is no longer collectible and evaluate any existing interest or dividend receivable balances to determine if a write off is necessary. We assess the collectability of the interest and dividends on many factors, including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets. We treat such cash as payment on the principal balance until the entire principal balance has been repaid, before it recognizes any additional interest income. If the Fund receives any cash after determining that interest is no longer collectible, it treats such cash as payment on the principal balance until the entire principal balance has been repaid, before it recognizes any additional interest income.

Payment in Kind Interest (“PIK”)-We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

Current Market Conditions

The U.S. economy has expanded at an estimated 2.5% rate during the third quarter as reported by the U.S. Commerce Department.  However, the relatively anemic economic recovery in 2011 has been hampered by persistent high unemployment levels and increased uncertainty related to U.S. government deficit spending, debt levels, and potential foreign government defaults and, consequently, the risk of a new recession.  Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements.  Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the uncertainty surrounding government deficit spending and debt limits. The substantial volatility of world financial markets in August 2011 resulting, in part, from a downgrade of U.S. Treasury bonds, has also contributed to the disquiet concerning the future prospects for the U.S. economy.

Market conditions for business transactions including mergers and acquisitions and private equity investments improved throughout 2010 and the first nine months of 2011 as low interest rates have reduced capital costs, some banks are lending more aggressively, valuations have increased and buyer and seller expectations have converged.  These conditions were contributors to an upturn in transaction volume during 2010 and 2011 since declining significantly in 2009.  In addition, corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans.  Private equity firms have access to historically large amounts of committed capital as private equity activity has been lower than anticipated for nearly two years and fund raising was robust heading into the economic downturn.

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2008 and September 30, 2011 our net asset value declined from $9.16 per share to $3.69 per share.  This further impacted the closing price of our common stock, as it declined approximately 25.6% during 2009 and a further 21.9% during 2010 and, as of September 30, 2011, is trading at a 49.1% discount to our net asset value.

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

Liquidity and Capital Resources

We generate cash primarily from interest, maturities, sales of securities and borrowings, as well as capital gains realized upon the sale of portfolio investments. We use cash primarily to make additional investments, either in new companies or as follow-on investments in the existing portfolio companies and to pay the dividends to our stockholders.

Because of the nature and size of the portfolio investments, we may periodically borrow funds to make qualifying investments to maintain the Fund’s tax status as a RIC. During the nine months ended September 30, 2011 and 2010, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment income (loss) after all expenses was ($2.8) million and ($0.6) million for the nine months ended September 30, 2011, and 2010, respectively and ($0.9) million and $0.08 million for the three months ended September 30, 2011 and 2010, respectively. The increase in net investment loss generated at September 30, 2011 compared to September 30, 2010 is due primarily to the decrease in total investment income for the periods, along with an increase in compensation expense, offering costs and settlement expense.

Total income from portfolio securities declined to $0.7 million for the nine month ended September 30, 2011 from $2.3 million for the nine months ended September 30, 2010. The decrease was primarily due to the monetizations of 1848 Capital Partners LLC, Big Apple Entertainment Partners LLC and London Bridge Entertainment Partners Ltd, resulting in a decline in the weighted-average interest rate on debt instruments from 13.9% as of December 31, 2010 to 7.5% as of September 30, 2011. This decrease was further impacted by the impairment of accrued interest of Spectrum Management, LLC.

Total expenses increased from $2.9 million for the nine months ended September 30, 2010 to $3.4 million for the nine months ended September 30, 2011. This $0.5 million increase was largely due to the increase in compensation expense ($0.3 million), offering costs of $0.4 million and settlement expense of $0.3 million, offset by the decrease in professional fees ($0.3 million) and mailing and printing expense ($0.2 million) associated with the Fund’s annual shareholder meeting held in May 2010 and resulting proxy contest. Total expenses increased from $0.5 million for the three months ended September 30, 2010 to $0.7 million for the three months ended September 30, 2011, due primarily to the write-off of deferred offering costs and increase in professional fees.

Realized Gains and Losses

During the nine months ended September 30, 2011, we realized net capital losses of $10.9 million, including the following significant transactions (in thousands):

Portfolio	Industry	Type	Realized Gain (Loss)
Riptide Entertainment, LLC	Entertainment and leisure	Membership interest and subordinated debt	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Secured and subordinated debt	(992)
RP&C International Investments LLC	Healthcare	Membership Interest	138
Various Others			(2)
			$(10,930)

During the nine months ended September 30, 2010, we realized net capital losses of $0.006 million from the sale of U.S. Treasury Bills.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased by $10.0 million, during the nine months ended September 30, 2011, to a net unrealized depreciation of $17.3 million.

Such decrease in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $2.4 million due to the decline in operating performance.

(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge Entertainment Partners Ltd. (“London Bridge”) of $0.8 million due to the sale of the promissory note.

(iii)	Transfer of unrealized depreciation to realized depreciation for Riptide Entertainment Partners LLC (“Riptide”) of $10.1 million due to the sale of the promissory notes and the winding up of the entity.

(iv)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments LLC (“RP&C”) of $0.1 million due to the maturity of the investment.

(v)	Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.3 million as Sovereign has continued to reduce its debt which has resulted in a corresponding increase its equity value.

(vi)	Decrease in fair market value of Spectrum Management, LLC (“Spectrum”) of $0.8 million due to the decline in operating performance.

(vii)

Unrealized appreciation of Orco Germany S.A. bonds of $2.3 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by the change in exchange rate.

Net unrealized depreciation on investments increased by $18.8 million during the nine months ended September 30, 2010, to a net unrealized depreciation of $34.0 million. Such increase in depreciation resulted primarily from the following changes:

(i)	Decline in estimated fair market value of 1848 Capital Partners LLC (“1848”) of $3.5 million. The management of 1848 has indicated that the company will have to raise outside capital to repay the promissory note due to the Fund upon maturity in January 2011. Due to the uncertainty of the recoverability of the promissory note, the Fund determined that the fair value of the promissory note was impaired. The promissory note is personally guaranteed jointly and severally by the principals of 1848,who also guarantee the Big Apple Entertainment Partners LLC and London Bridge Entertainment Partners Ltd promissory notes.

(ii)	Decline in fair market value of Big Apple Entertainment Partners LLC (“Big Apple”) of $1.0 million. Subsequent to September 30, 2010, the loan due from Big Apple matured and Big Apple failed to repay the note. Big Apple has been in payment default of the loan and on October 5, 2010, the Fund demanded that the guarantors pay and perform all obligations of Big Apple under the loan. The Fund is continuing discussions with the guarantors of this note and is contemplating the next prudent course of action.

(iii)	Decline in fair market value of Equus Media Development Company, LLC (“EMDC”) of $2.8 million. In June 2010, the Fund received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.6 million in cash and has a remaining funding commitment of $0.5 under its agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of its assets.

(iv)	Decline in fair market value of Infinia Corporation of $1.5 million. Infinia has informed the Fund of its significant capital and liquidity needs. Based on these factors, the nominal equity holdings of the Fund and the future potential dilution, the Fund has written down the investment to $0.

(v)	Decline in fair market value of London Bridge Entertainment Partners Ltd (“London Bridge”) of $2.6 million. London Bridge has experienced a working capital shortfall and required an additional $0.6 million investment from the Fund in July 2010 in the form of a 60-day promissory note. In September 2010, the Fund accelerated payment of its notes to London Bridge as the company was in payment default of both notes. Subsequent to the quarter ended June 30, 2011, London Bridge paid the Fund $0.7 million which paid in full principal and interest of the 60-day note and partially paid previously unpaid and accrued interest of the $2.6 million note but did not cure the default related to this loan. Based on the current condition of London Bridge, the Fund determined the fair value of the $2.6 million loan was impaired. The loan is senior in liquidation preference and is guaranteed by the management principals, many of which guarantee the 1848 Capital Partners LLC and Big Apple Entertainment Partners LLC promissory notes. On August 31, 2010, Equus accelerated the maturity and demanded that the guarantors pay and perform all obligations of London Bridge under the April 2009 and July 2010 promissory notes. Subsequent to the quarter ended June 30, 2011, the July 2010 note was repaid in full. As of the date of this filing, London Bridge remains in default of the April 2009 promissory note. The Fund is continuing discussions with the guarantors of this note and is contemplating the next prudent course of action.

(vi)	Decline in fair market value of Riptide Entertainment, LLC (“Riptide”) of $3.1 million. Riptide owns subordinated debt interest in both Big Apple Entertainment Partners LLC and London Bridge directly and through derivative entities and equity directly in London Bridge. The Fund has determined the value of these investments to be impaired based on the operating results and liquidity concerns of both companies.

(vii)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $2.2 million. ConGlobal has experienced a decline in its storage business due to the increasing activity of shipping containers. While the activity has contributed to revenue through other services of the company, the contribution margin of these services is less than the storage revenue and has had a negative impact on its operating cash flow.

(viii)	Increase in fair market value of PalletOne, Inc. of $0.1 million. PalletOne, Inc. has continued to generate cash flows which have reduced debt levels. The Fund believes the performance of the company in recent years and its continued debt reduction initiatives has created value for its equity holdings.

(ix)	Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.3 million. Sovereign has continued to reduce its debt which has caused a corresponding increase to the value of the equity held by the Fund in Sovereign.

(x)	Decline in fair market value of Spectrum Management, LLC (“Spectrum”) of $2.6 million. Subsequent to the quarter ended June 30, 2011, the Fund loaned Spectrum $0.4 million to meet its immediate working capital needs. The valuation reflects Spectrum’s consistent business results coupled with the working capital shortfall the company recently experienced.

(xi)	Increase in fair market value of Trulite, Inc. (“Trulite”) of $0.1 million. The Fund holds approximately nine million warrants in Trulite, many with a nominal exercise price. Based on a recent equity raise by Trulite and repayment of the Fund’s debt, the Fund determined the warrants have increased in value.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Investments

During the nine months ended September 30, 2011, we received $0.3 million from Sovereign Business Forms, Inc. in the form of principal payments. We sold our promissory notes in 1848 Capital Partners LLC (“1848”), Big Apple Entertainment Partners LLC (“Big Apple”), and London Bridge Entertainment Partners Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

During the nine months ended September 30, 2011, we made a follow-on investment of $0.3 million in Spectrum Management, LLC.

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

The following table includes significant investment activity during the nine months ended September 30, 2011 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Orco Germany S.A.	$67	$3,016	$—	$—	$3,083
Spectrum Management, LLC	—	—	325	—	325
	$67	$3,016	$325	$—	$3,408

During the nine months ended September 30, 2010, the Fund received payment in full of a promissory note issued by Trulite, in the amount of $2.6 million, which included interest income of $0.3 million. The Fund also received a distribution from Equity Media Development Company of $1.0 million and received a principal payment of $0.1 million from Sovereign Business Forms, Inc. During the nine months ended September 30, 2010, the Fund also had investment activity of $1.3 million in several follow-on investments, including $0.5 million in the form of accrued interest and dividends received in the form of paid-in-kind (“PIK”).

The following table includes significant investment activity during the nine months ended September 30, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
London Bridge Entertainment Partners Ltd	$—	$—	$575	$148	$723
1848 Capital Partners LLC	—	—	—	219	219
Trulite, Inc.	—	—	200	—	200
Big Apple Entertainment Partners LLC	—	—	—	120	120
	$—	$—	$775	$487	$1,262

Subsequent Event

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On October 3, 2011, we sold U.S. Treasury bills for $7.0 million and repaid the margin loan.

Item  3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates with respect to investments in debt securities and outstanding debt payable, as well as changes in marketable equity security prices. The Fund has invested in a company outside of the United States which has given rise to exposure to foreign currency value fluctuations. We do not use derivative financial instruments to mitigate any of these risks.

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

A major portion of our investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, volatility in bond markets, particularly as such fluctuations may affect Orco Germany S.A. and other European corporate bond issuers, may affect the quoted price for such bonds and may therefore impact their estimated fair value.

In addition, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. A small portion of the investment portfolio also consists of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

We are classified as a ‘non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called Business Products and Services include three portfolio companies and was 19.6% of the net asset value and 37.9% of our investments in portfolio company securities (at fair value) as of September 30, 2011. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On March 10, 2010, American General Life Insurance Company (“American General”) filed a complaint against the Fund in the District Court of Harris County, Texas, in connection with an office lease entered into by our former administrator with American General. The complaint by American General seeks to hold the Fund liable for unpaid rent, improvements, and attorneys fees totaling approximately $450,000. We agreed to a settlement with American General in exchange for a one-time payment of $120,000, which was paid on June 7, 2011.

On April 26, 2010, the SEC also subpoenaed records of the Fund in connection with certain trades in the Fund’s shares by SPQR Capital LLP, SAE Capital Ltd., Versatile Systems Inc., Mobiquity Investments Limited, and anyone associated with those entities. The Fund has fully cooperated with the SEC’s request.

On June 9, 2011, RNR Production, Land and Cattle Company, Inc. (“RNR”) filed a lawsuit against the Fund and each of the members of the Board in the District Court of Harris County, Texas, seeking various monetary and equitable remedies. The Fund agreed to a settlement with RNR in exchange for a one-time payment of $200,000 which was paid on September 2, 2011.

Item 1A. Risk Factors

We are subject to certain risks associated with investing in and holding bonds of European corporate issuers such as Orco Germany S.A. These risks include, but are not limited to, currency fluctuations, any adverse effect caused by volatility in European sovereign bond markets and the inability of European governments and corporations to retire or roll over existing bond issues due to ratings downgrades, increasing yields, or systemic tightening of credit for all new debt securities.

Other than the foregoing, there have been no material changes in the Fund’s risk factors from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item  6.Exhibits

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

EQUUS TOTAL RETURN, INC.

Date: November 14, 2011	By:	/s/ John Hardy
John A. Hardy Chief Executive Officer

