Form 10-K
period 2011-12-31
EQUUS TOTAL RETURN, INC.
filed 2012-03-16
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 814-00098

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 930, Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

(713) 529-0900

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $25,347,950 computed on the basis of $2.40 per share, closing price of the common stock on the New York Stock Exchange on June 30, 2011. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding as of March 15, 2012. The net asset value of a share as of December 31, 2011 was $3.61

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2012 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

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

Equus was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This new strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

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

Equus is a closed-end management investment company that has elected to be treated as a business development company (hereafter, “BDC”) under the Investment Company Act of 1940 (“1940 Act”). In order to remain a business development company, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur. Equus is also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, or the “Code.” As such, we are not required to pay corporate-level income tax on the Fund’s investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements. For a discussion of these requirements necessary to maintain our status as a business development company and as a RIC, please see “Regulation as a Business Development Company—General” and “Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company,” respectively.

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

In 2011, we formed Equus Energy, LLC (“Equus Energy”), as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties.

On June 7, 2011, the Fund announced that its Board of Directors appointed Alessandro Benedetti as the Fund's Executive Chairman and John Hardy as the Fund's Chief Executive Officer. Prior to their appointments, Mr. Benedetti was an independent member of the Fund's Board of Directors and Mr. Hardy was the Fund's Executive Chairman. Mr. Benedetti, is an Italian national with decades of business experience in a diverse range of industries including telecoms, agro-industrial engineering, mining, real estate, renewable and nonrenewable energy and investment companies. He is fully conversant with business conditions and operating procedures in the world's key markets, especially Western and Eastern Europe, Scandinavia, the Commonwealth of Independent States, Africa, North America and the Middle East. Mr. Hardy has had extensive experience in the insurance, finance and banking sectors, as well as international mergers and acquisitions.

On April 27, 2011, the Fund announced that it had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (“ Bonds”) issued by Orco Germany S.A. (“Orco Germany”). Orco Germany is a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. The Fund received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver the remaining 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining Bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011. On January 27, 2012, holders of greater than a two-thirds majority of the total Bonds issued by Orco Germany approved a conversion of the Bonds into “bonds convertible into shares” (Obligations Convertibles en Actions – “OCA”). The OCA are convertible into ordinary shares (“OPG Shares”) of Orco Property Group S.A., the parent corporation of Orco Germany (“OPG”), and may also entitle the bondholders to receive cash, additional OPG Shares, or ordinary shares of Orco Germany. OPG is a commercial and multi-family residential real estate holding company and developer headquartered in Paris that owns a variety of hotels, office buildings, apartment complexes, condominiums, and vacant land in Luxembourg, Poland, the Czech Republic, Slovakia, Croatia, Hungary, and Russia.

During 2010 and continuing into 2011, we sold certain of the Fund’s investment holdings for cash in an effort to enhance the Fund’s liquidity and position the Fund for future growth including the monetizations of 1848 Capital Partners LLC, Big Apple Entertainment Partners LLC and London Bridge Entertainment Partners Ltd.

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

On a daily basis, we adjust net asset value for changes in the value of publicly held securities, if any, and for material changes in the value of investments in securities issued by private companies. We report these amounts to Lipper Analytical Services, Inc. The Fund’s weekly and our daily net asset values appear in various publications, including Barron’s and The Wall Street Journal

Competition

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

Business Development Company Requirements

Qualifying Assets. As a business development company, we may not acquire any asset other than qualifying assets, as defined by the 1940 Act, unless, at the time the acquisition is made the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to the Fund’s business are the following:

•	securities purchased in transactions not involving any public offering from an issuer that is an eligible portfolio company. An eligible portfolio company is any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly-owned by the business development company, and (c) either (i) (A) does not have any class of securities with respect to which a broker or dealer may extend margin credit, (B) is controlled by the business development company either singly or as part of a group and an affiliated person of the business development company is a member of the issuer’s board of directors, or (C) has total assets of not more than $4 million and capital and surplus of at least $2 million, or (ii) does not have any class of securities listed on a national securities exchange, unless the total market capitalization of such issuer does not exceed $250 million. Qualifying assets may also include follow-on investments in a company that was a particular type of eligible portfolio company at the time of the business development company’s initial investment, but subsequently did not meet the definition;
•	securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

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

Affiliated Transactions. Many of the transactions involving the Fund and its affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the independent directors and a majority of the independent directors having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of the Fund require the prior approval of the SEC.

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

MCCA received a base advisory fee at an annual rate of 2% of our net assets, paid quarterly in arrears, as well as incentive fees in the following amounts: (i) 20% of the excess, if any, of our net investment income for a quarter that exceeded a quarterly hurdle rate equal to 2% (8% annualized) of our net assets, and (ii) 20% of our net realized capital gains less unrealized capital depreciation, paid on an annual basis. The Fund was responsible for the costs and expenses of our business, operations and investments. These costs and expenses, included among other items:

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

Kenneth I. Denos, our Fund Secretary and Chief Compliance officer, was affiliated with MCCA and ECAC.

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

Certifications

In July 2011, we submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

We frequently invest in the equity securities of our portfolio companies.  Also, when we make a loan, we generally receive warrants to acquire stock issued by the borrower.  Ultimately, our goal is to sell these equity interests and realize gains.  These equity interests may not appreciate and, in fact, may depreciate in value.  Several of our portfolio companies have experienced net losses in recent years or have negative net worth as of their most recent available balance sheet date.  At December 31, 2011, several of our portfolio investments had estimated fair values, based upon our valuation methodologies, significantly below the initial cost of such investments.  At December 31, 2011, the cost basis of our portfolio investments was $36.6 million and our estimated fair value was $19.2 million.  Also, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them.  Given these factors, there is a risk that we will not realize gains upon the sale of those or other equity interests that we hold.

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

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer.  As a matter of policy, we generally have not initially invested more than 15% of the value of our net assets in a single portfolio company.  In view of the net asset value of the Fund as at December 31, 2011, however, we would expect that any new investments may exceed this percentage for the intermediate future.  Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 15% of our net assets being invested in a single portfolio company at a particular time.

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

The lack of liquidity of our privately held securities may adversely affect our business

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

Our net assets have declined from $103.2 million at the end of 2007 to $38.1 million as of December 31, 2011.  Moreover, we have had net investment losses in four out of the past five years, with a net investment loss of $3.5 million for the year ended December 31, 2011.  We cannot assure you that we will be able to increase our net assets or generate net investment income.  If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, its results of operation, and its financial condition.  You could lose all or a substantial amount of your investment in the Fund as a result.

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

We compete with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, investment entities, foreign investors and individuals and other sources of financing,

We operate in a highly competitive market for investment opportunities

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

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be made in securities of foreign companies, such as Orco Germany.  Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks may include fluctuations in foreign currency values, changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

An economic downturn may adversely affect companies having an enterprise value varying from $15 to $75 million, which are our primary market for investments.  During periods of volatile economic conditions such as presently exists generally in the United States, these companies often experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs.  During such periods, these companies also may have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due.  Any of the foregoing developments could cause the value of our investments in these companies to decline.  In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments.  Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, except for limited situations such as this offering, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

None.

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

On March 10, 2010, American General Life Insurance Company (American General”) filed a complaint against the Fund in the District Court of Harris County, Texas, in connection with an office lease entered into by our former administrator with American General. The complaint by American General sought to hold the Fund liable for unpaid rent, improvements, and attorneys fees totaling approximately $450,000. We agreed to a settlement with American General in exchange for a one-time payment of $120,000, which was paid on June 7, 2011.

On April 26, 2010, the SEC also subpoenaed our records in connection with certain trades in our shares by SPQR Capital LLP, SAE Capital Ltd., Versatile Systems Inc., Mobiquity Investments Limited, and anyone associated with those entities.  We have fully cooperated with the SEC’s request.

On June 9, 2011, RNR Production, Land and Cattle Company, Inc. (“RNR”) filed a lawsuit against the Fund and each of the members of the Board in the District Court of Harris County, Texas, seeking various monetary and equitable remedies, including a motion for a temporary restraining order against the Fund from holding its annual meeting of shareholders which was scheduled for June 10, 2011.  The Fund prevailed against the motion but agreed to a nuisance settlement with RNR in exchange for a one-time payment of $200,000 which was paid on September 2, 2011.

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

Item  4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “EQS”. We had approximately 3,500 stockholders as of December 31, 2011, 845 of which were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2011, our net asset value was $3.61 per share of our common stock.

The following table reflects the high and low closing sales prices per share of our common stock on the New York Stock Exchange, net asset value, or NAV and quarterly dividends declared per share for the two years ended December 31, 2011, by quarter:

	2011				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$2.92	$2.78	$2.46	$2.51	$3.50	$3.23	$2.58	$2.50
Low	$2.41	$2.36	$1.88	$1.82	$2.66	$2.57	$2.11	$2.03
NAV	$4.10	$3.92	$3.69	$3.61	$5.66	$4.28	$3.55	$4.29
Dividends Declared	$—	$—	$—	$—	$—	$—	$—	$—

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

On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (Bonds”) issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23,2011. Neither of the selling bondholders are “U.S. Persons” as defined in Section 903 of the Securities Act of 1933 (“Securities Act”) and no solicitation was made and no underwriting discounts were given or paid in connection these transactions. We believe that the issuance of the shares in connection with the purchase of the Bonds and the receipt of cash was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act.

Item  6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2011 (in thousands, except per share data):

	2011	2010	2009	2008	2007
Total investment income	$539	$2,904	$3,771	$3,181	$4,857
Net investment (loss) income	$(3,500)	$(770)	$195	$(713)	$(523)
Net realized gain (loss) of portfolio securities	$(10,930)	$(7)	$(15,555)	$924	$5,264
Net change in unrealized appreciation (depreciation) of portfolio securities	$9,901	$(12,073)	$(12,172)	$(19,873)	$7,526
Net increase (decrease) in net assets resulting from operations	$(4,529)	$(12,850)	$(27,532)	$(19,662)	$12,267
Distribution from net investment income	$—	$—	$(195)	$—	$—
Return of capital distribution	$—	$—	$(726)	$(3,267)	$—
Distribution of realized gains	$—	$—		$(2,065)	$(4,123)
Total assets	$44,301	$53,454	$81,007	$124,063	$134,730
Total net assets	$38,148	$38,051	$50,901	$78,435	$103,216
Net cash (used in) provided by operating activities	$18,596	$16,599	$12,361	$(32,138)	$(18,264)
Shares outstanding at end of year	10,562	8,862	8,862	8,565	8,401
Weighted average shares outstanding, basic	10,049	8,862	8,790	8,429	8,251

Per Share Data:	2011	2010	2009	2008	2007
Net investment (loss) income	$(0.35)	$(0.09)	$0.02	$(0.08)	$(0.06)
Net realized gain (loss) of portfolio securities	$(1.09)	$—	$(1.77)	$0.11	$0.64
Net change in unrealized appreciation (depreciation) of portfolio securities	$0.99	$(1.36)	$(1.38)	$(2.36)	$0.91
Net increase (decrease) in net amounts resulting from
operations per share, basic and diluted	$(0.45)	$(1.45)	$(3.13)	$(2.33)	$1.49
Distribution from net investment income	$—	$—	$(0.02)	$—	$—
Return of capital distribution	$—	$—	$(0.09)	$(0.39)	$—
Distribution of realized gains	$—	$—	$—	$(0.24)	$(0.50)
Net asset value (including unrealized appreciation)	$3.61	$4.29	$5.74	$9.16	$12.29

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of the Fund’s total assets in “qualifying assets,” including securities of private U.S. companies, certain public U.S. companies with a total market capitalization not in excess of $250 million, cash, cash equivalents, U.S. government securities and short-term high-quality debt investments. Equus is a RIC under Subchapter M of the Code. To qualify as a RIC, we must meet certain source of income and asset diversification requirements. If we comply with the provisions of Subchapter M, the Fund generally does not have to pay corporate-level income taxes on any income that distributed to our stockholders.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2011, we incurred non-recurring expenses including settlement expenses, related to the various legal proceedings described in Item 3 above, were $0.3 million and offering costs of $0.4 million. During 2010, professional fees and other expenses incidental to our annual meeting and proxy contest were $0.7 million. Prior to the internalization described above, our primary operating expenses consisted of investment advisory and management fees payable to MCCA for its work in identifying, evaluating, negotiating, closing and monitoring investments. MCCA provided us with the services of its investment professionals and our former administrator, Equus Capital Administration Company, Inc. (“ECAC”) provided us the services of its administrative staff as well as its investment professionals. MCCA also provided and paid for the management services necessary to run the Fund’s business. Under the Advisory Agreement between MCCA and the Fund, MCCA received a management fee equal to an annual rate of 2% of our net assets, which was paid quarterly in arrears. Under the Advisory Agreement, we also agreed to pay an incentive fee to MCCA based on both realized investment income and net realized capital gains less unrealized capital depreciation. This incentive fee was equal to (a) 20% of the excess, if any, of our net investment income for each quarter that exceeded a quarterly hurdle rate equal to 2% (8% annualized) of our net assets, and (b) 20% of our net realized capital gain less unrealized capital depreciation. The incentive fee calculated in clause (b) was paid on an annual basis. ECAC provided administrative services to us for which we paid ECAC an administrative fee. Under the administration agreement we entered into with ECAC on June 30, 2005, we reimbursed the ECAC for its costs and expenses in performing its obligations and providing personnel and facilities up to a maximum of $0.5 million per year. Pursuant to the internalization described above, our administration agreement with ECAC expired on June 30, 2009. Consequently, all services previously provided to us by ECAC are now performed internally by our employees or from time to time by other third parties.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “—Significant Accounting Policies – Valuation” below. As of December 31, 2011, we had invested 50.2% of our net assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 12.1% by value in shares of common stock, 1.0% in membership interests in limited liability companies, and 37.1% in various debt instruments. Also, as of December 31, 2011, we had invested the proceeds of borrowings on margin (as discussed below under “—Financing Activities”) in short-term, highly liquid investments, consisting primarily of U.S. Treasury Bills, interest-bearing bank accounts and certificates of deposit, that are, in our opinion, appropriate for the preservation of the principal amount of such instruments.

Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2011, we had no outstanding commitments to our portfolio company investments.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2011 and 2010, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

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

Possible Share Repurchase. As a closed-end business development company, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our board of directors has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of the our shares. We are not required to undertake any such share repurchases, nor do we anticipate taking such action in 2012.

Critical Accounting Policies

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

During the first 12 months after an investment is made, the Fund utilizes the original investment amount to determine the fair value unless significant developments have occurred during this 12 month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). After the 12 month period, or if material events have occurred within the twelve month period, Fund management considers a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, Fund management considers three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. Fund management allocates value to these securities based on their relative priorities. For equity securities such as warrants, the Fund may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $19.2 million and $27.7 million as of December 31, 2011 and 2010, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2011, one of the Fund’s portfolio investments, 4% bonds due May 2012 issued by Orco Germany S.A., is publicly listed on the Euro MTF Market of the Luxemburg Stock Exchange. However, there has been no recent trading activity. There were no publicly traded securities as at December 31, 2010.

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

Federal Income Taxes

We intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2011, we had a capital loss carry forward of $26.5 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Code. See “—Overview – Financing Activities” above.

Interest Income Recognition

We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. We stop accruing interest on investments when we determine that interest is no longer collectible. We may also impair the accrued interest when we determine that all or a portion of the current accrual is uncollectible. If we receive any cash after determining that interest is no longer collectible, we treat such cash as payment on the principal balance until the entire principal balance has been repaid, before we recognize any additional interest income. We accrete or amortize discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities.

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

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted changes issued by the Financial Accounting Standards Board (FASB) to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. In addition, the update clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this standard had no impact on our financial position and results of operations. In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes became effective for the Fund beginning January 1, 2011. Other than the additional disclosure requirements, the adoption of this standard did not have a material effect on our financial position and results of operations.

Current Market Conditions

Overall economic conditions in the United States have improved slightly through 2011.  However, the economic recovery has been hampered by persistent high unemployment levels and lingering problems in the housing market.  Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements.  Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Market conditions for business transactions including mergers and acquisitions and private equity investments improved throughout 2010 and 2011 as low interest rates have reduced capital costs, some banks are lending more aggressively, valuations have increased and buyer and seller expectations have converged.  These conditions were contributors to an upturn in transaction volume during 2011 to its largest level since 2008.  In addition, corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans.  Private equity firms have access to historically large amounts of committed capital as private equity activity has been lower than anticipated for nearly two years and fund raising was robust heading into the economic downturn.

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2009 and December 31, 2011 our net asset value declined from $5.74 per share to $3.61 per share.  This further impacted the closing price of our common stock, as it declined approximately 21.9% during 2010 and a further 10.4% during 2011 and, as of December 31, 2011, is trading at a 38.0% discount to our net asset value.

During 2010 and 2011, we executed certain initiatives to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and realize certain of our portfolio investments. Specifically, we changed the composition of our Board of Directors and Management, terminated certain of our follow-on investments, internalized the management of the Fund, suspended our managed distribution policy, modified our investment strategy to pursue shorter term liquidation opportunities, pursued non-cash investment opportunities, and sold certain of our underperforming investment holdings.  We believe these actions continue to be necessary to protect capital and liquidity during this turbulent economic period in order to preserve and enhance shareholder value. We also expect that, because of management internalization, certain expenses of the Fund will not increase commensurate with an increase in the size of the Fund and, therefore, we can achieve efficiencies in our cost structure if we are able to grow the Fund

Liquidity and Capital Resources

We generate cash primarily from maturities, sales of securities and borrowings, as well as capital gains realized upon the sale of portfolio investments. We use cash primarily to make additional investments, either in new companies or as follow-on investments in the existing portfolio companies and to pay the dividends to our stockholders.

We are currently evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, it is cognizant of current market conditions that might effect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next 12 months.

Year Ended December 31, 2011

As of December 31, 2011, we had total assets of $44.3 million, of which $19.2 million were invested in portfolio investments and $16.8 million were invested in cash and cash equivalents. Among our portfolio investments, $14.1 million (at fair value) or 37.1% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2011. We impaired certain promissory notes issued by Spectrum Management, LLC, having a fair value of $0.3 million.

As of December 31, 2011, we also had $6.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $6.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 3, 2012 and we subsequently repaid this margin.

Operating Activities. We provided $18.6 million in cash for operating activities in 2011. In 2011, we made investments in portfolio companies of $0.6 million and incurred compensation expense and paid fees to our consultants, legal counsel, directors, banks and others of $3.1 million, while realizing a loss of $10.9 million from the disposition of portfolio securities. During 2011, we incurred non-recurring expenses including settlement expenses, related to the various legal proceedings described in Item 3 above, were $0.3 million and offering costs of $0.4 million.

Financing Activities. We used $9.2 million in cash from financing activities for 2011. We issued 1,7000,000 additional shares of our common stock at an effective price of $3.10 per share. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (Bonds”) issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. We received 8,890 of the Bonds on April 27, 2011. We incurred a quarter-end margin loan in the amount of $6.0 million to maintain the diversification requirement applicable to a RIC.

Year Ended December 31, 2010

As of December 31, 2010, we had total assets of $53.5 million, of which $27.7 million were invested in portfolio investments, and $7.4 million in cash and cash equivalents. Among our portfolio investments, $19.3 million (at fair value) or 50.8% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2010. We record no interest income or receive no cash for notes issued by Riptide Entertainment, LLC, having an aggregate cost basis of $10.0 million.

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

Operating Activities. We provided $16.6 million in cash for operating activities in 2010. In 2010, we made investments in portfolio companies of $1.2 million and incurred compensation expense and paid fees to our consultants, legal counsel, directors, banks and others of $3.4 million, while realizing a loss of $7.0 thousand from the disposition of investments.

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

Financing Activities. We used $15.0 million in cash from financing activities for 2009. We declared one cash dividend in 2009 totaling $0.9 million ($0.1075 per share). We issued 296,528 additional shares of our common stock at an effective price of $3.10 per share and paid $2.0 thousand in cash for fractional shares. We determined that the 2009 dividend payment should be classified as a 100% qualifying dividend, with 21.2% allocated ordinary income and 78.8% allocated to return of capital as of December 31, 2009.

Results of Operations

Investment Income and Expense

Year Ended December 31, 2011 as compared to Year Ended December 31, 2010

Total income from portfolio securities declined to $0.5 million for 2011 from $2.9 million for 2010. This decrease was largely due to declines in interest bearing promissory notes during 2011 along with the impairment of accrued interest related to the interest bearing promissory notes of ConGlobal Industries Holding, Inc. and Spectrum Management, LLC for the period.

Professional fees decreased to $1.2 million for 2011 from $1.4 million for 2010. The legal fees and solicitation costs in 2010 were higher due to our Annual Shareholder Meeting held in May 2010 and resulting proxy contest.

The Fund also incurred expenses related offering costs of $0.4 million and settlement costs of $0.3 million for 2011.

As a result of the factors described above, net investment loss after expenses was ($3.5) million for 2011 as compared to a net investment loss of ($0.8) million for 2010.

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

Summary of Portfolio Investment Activity

Year Ended December 31, 2011

During the year ended December 31, 2011, we received $0.4 million from Sovereign Business Forms, Inc. in the form of principal payments and a distribution from Equus Media Development Company, LLC (“EMDC”) in the amount of $1.0 million. We sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC

(“Riptide”) in which we held a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

During the year ended December 31, 2011, the Fund had investment activity of $3.7 million in three portfolio companies. We made a follow-on investment of $0.3 million in Spectrum Management, LLC. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (“Bonds”) issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011. On September 30, 2011, we formed Equus Energy, LLC (“Equus Energy”), as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy.

The following table includes significant investment activity during the year ended December 31, 2011 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Orco Germany S.A	$67	$3,016	$—	$—	$3,083
Spectrum Management, LLC	—	—	325	—	325
Equus Energy, LLC	250	—	—	—	250
	$317	$3,016	$325	$—	$3,658

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

The following table includes significant investment activity during the year ended December 31, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
London Bridge Entertainment Partners Ltd	$—	$—	$575	$148	$723
Spectrum Management, LLC	—	—	425	—	425
1848 Capital Partners LLC	—	—	—	295	295
Trulite, Inc.	—	—	200	—	200
Big Apple Entertainment Partners LLC	—	—	—	121	121
	$—	$—	$1,200	$564	$1,764

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

The following table includes significant investment activity during the year ended December 31, 2009 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
Trulite, Inc.	$—	$—	$300	$307	$607
1848 Capital Partners LLC	—	—	—	453	453
Riptide Entertainment, LLC	—	—	450	—	450
Nickent Golf, Inc	—	—	370	—	370
London Bridge Entertainment Partners Ltd	—	—	—	208	208
Big Apple Entertainment Partners LLC	—	—	—	153	153
HealthSPAC, LLC	—	—	50	—	50
	$—	$—	$1,170	$1,121	$2,291

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

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2011

During 2011, we realized net capital losses of $10.9 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain (Loss)
Riptide Entertainment, LLC	Entertainment and leisure	Control	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	(992)
RP&C International Investments LLC	Healthcare	Affiliate	138
Various others			(2)
			$(10,930)

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
			$(15,555)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2011

During 2011, we recorded a net change in unrealized depreciation of $9.9 million, to a net unrealized depreciation of $17.4 million. Such change in depreciation resulted primarily from the following changes:

(i)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $2.6 million due to the decline in operating performance.

(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge Entertainment Partners, Ltd. (“London Bridge”) of $0.8 million due to the sale of the promissory note.
(iii)

Increase in the fair market value of Orco Germany S.A. (“Orco Germany”) bonds of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by the change in the Euro-USD exchange rate.

(iv)	Increase in the fair market value of PalletOne, Inc. (“PalletOne”) of $0.1 million due to steady improvement in operating performance and indications of value from independent third parties.

(v)	Transfer of unrealized depreciation to realized depreciation for Riptide Entertainment Partners, LLC. (“Riptide”) of $10.1 million due to the sale of the promissory notes and the winding up of the entity.

(vi)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments, LLC (“RP&C”) of $0.1 million due to the maturity of the investment.

(vii)

Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.6 million as Sovereign has seen an upward trend in operating results and has continued to reduce its debt which has resulted in a corresponding increase its equity value.

(viii)	Decrease in fair market value of Spectrum Management, Inc. (“Spectrum”) of $1.4 million due to the decline in operating performance and the maturity of its funded debts which remain in default.
(ix)	Decrease in the fair market value of Trulite, Inc. (“Trulite”) of $0.1 due to the lack of progress and inability to achieve sufficient funding with regards to its product development program.

Year Ended December 31, 2010

During 2010, we recorded an increase in net unrealized depreciation of $12.1 million, to a net unrealized depreciation of $27.3 million. Such increase in depreciation resulted primarily from the following changes:

(i)	Increase in fair market value of ConGlobal of $0.2 million. ConGlobal’s value reflects the general stability of business performance over last year.

(ii)	Decline in fair market value of Equus Media Development Company, LLC (“EMDC”) of $2.8 million. In June 2010, we received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.5 million in cash and has a remaining funding commitment of $0.3 under our agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of our assets to reflect the holding period of the projects held by EMDC.

(iii)	Decline in fair market value of Infinia Corporation of $1.5 million. Infinia has informed us of its significant capital and ongoing(ii) liquidity needs. Based on these factors, the negative book value of equity, our nominal equity holdings and the future potential dilution or possible restructuring of the capital structure of the company, we have written down the investment to $0.

(iv)	Increase in fair market value of PalletOne of $0.1 million. PalletOne has continued to generate cash flows which have reduced debt levels. We believe the performance of the company in recent years and its continued debt reduction initiatives has created a nominal increase in the value of our equity holdings.

(v)	Decrease in fair market value of Sovereign of $0.4 million. The value of Sovereign reflects a slight decline in business performance compared with last year.

(vi)	Decline in fair market value of Spectrum of $3.9 million. In the fourth quarter, we loaned Spectrum $0.4 million to meet its immediate working capital needs. The valuation reflects Spectrum’s operating results, market conditions of its customer base, working capital shortfall and near-term maturity of the company’s debt.

(vii)	Increase in fair market value of Trulite of $0.1 million. We hold approximately nine million warrants in Trulite, many with a nominal exercise price. Based on Trulite’s recent equity raise, operating performance and repayment of the Fund’s debt, the Fund determined the warrants have increased in value. We have valued these warrants utilizing the Black-Sholes option pricing model.

(viii)	Subsequent to year-end, we sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) in a transaction which also combined all of the assets of Riptide Entertainment Partners, LLC (“Riptide”). All of these assets were sold to Capital Markets Acquisition Partners, LLC (“CMAP”) for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide. We were introduced to CMAP as the buyer of these holdings in mid-January 2011. We allocated the proceeds to the promissory notes resulting in a loss of approximately $0.9 million at London Bridge. In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. For the year, the changes in fair value for each investment include an increase of $0.3 million of the 1848 note, and increase of $0.2 million of the Big Apple note, a decline of $0.7 million of the London Bridge note and a decline of $3.2 million in Riptide.

Year Ended December 31, 2009

During 2009, we recorded an increase in net unrealized depreciation on investments of $12.2 million from a net unrealized depreciation position of $3.0 million to a net unrealized depreciation position of $15.2 million. This increase in depreciation resulted primarily from decreases in the estimated fair value of eight portfolio companies due to current market conditions and operations in 2009, aggregating $27.4 million. The portfolio companies contributing to this change are Infinia Corporation, Riptide and Spectrum. These decreases were partially offset by the transfer in net unrealized depreciation to net realized depreciation related to the write-off of Creekstone Florida Holdings, LLC, Metic Solutions, Plc, and HealthSpac LLC.

Portfolio Securities

During 2011, we made new investments in Equus Energy, LLC and Orco Germany and made a follow-on investment in Spectrum. As of December 31, 2011, we had active investments in the following entities or portfolio companies:

The Bradshaw Group, Inc.

The Bradshaw Group, Inc. (“Bradshaw”) is a resource for large volume printer users to find cost effective options for laser print equipment, service, parts and supplies. Our $1.8 million investment in Bradshaw consists of 576,828 shares of Class B preferred stock with a 12.25% paid in-kind dividend, 38,750 shares of Class C preferred stock with no dividend rights, 788,649 shares of Class D preferred stock with a 15% paid in-kind stock dividend, 2,218,109 shares of Class E preferred stock with an 8% paid in-kind stock dividend and 2,229,450 warrants to purchase common stock at a purchase price of $0.01 per share which expire in May 2016. This package of investments represents a fully diluted equity interest in Bradshaw of 18%.  As of December 31, 2011, we valued this investment at $0.

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

As of December 31, 2011, our investment in ConGlobal consisted of 24,397,303 shares of common stock and a $6.0 million, 7% subordinated replacement promissory note due in 2012.  During the fourth quarter of 2010, the company instituted a partial share buyback in which the Fund did not participate, increasing our fully-diluted equity interest from 32.2% to 34.2% during the quarter. As of December 31, 2011, we valued our investment in ConGlobal at $5.7 million.

Equus Energy, LLC

We formed Equus Energy, LLC (“Equus Energy”), as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. Equus Energy has not consummated any investments, but incurred organizational and consulting expenses in the amount of $14,000 as of December 31, 2011. We ultimately intend to raise private equity capital in a separate energy-oriented private limited partnership fund, with Equus Energy serving as the manager and general partner.

Equus Media Development Company, LLC

Equus Media Development Company, LLC (“EMDC”) is a company engaged in the acquisition and development of creative properties with the purpose of developing the properties for release in various entertainment mediums.  We formed EMDC in 2007 as a wholly-owned subsidiary of the Fund in connection with a management and development agreement with Kopelson Entertainment (“KE”).

The concept of the business of EMDC is to partner with creators, developers and producers of creative work, such as scripts, short stories or books, by providing capital necessary to enhance the creative development and package the assets to companies, such as major and independent studios, to produce and release.   In December 2011, our agreement with KE expired and EMDC distributed $1 million to the Fund. As of December 31, 2011, we valued EMDC at $0.2 million.

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

In June 2007, we made an investment of $3.0 million in exchange for 666,667 Class A Preferred shares in Infinia Corporation, to further the company’s sales and product development programs and for company operations. In February 2008, we made a follow-on investment of $5.0 million in exchange for 160,720 Class B Preferred shares. These shares were later converted to 115,180 shares of common stock. As of December 31, 2011, we valued our investment in Infinia at $0.  The decline in value was principally due to operational and commercialization delays and a recapitalization related to Infinia’s most recent fund raising efforts in which our holdings were substantially diluted.  Our ownership now represents 0.1% of the fully-diluted ownership of Infinia.

Orco Germany S.A.

Orco Germany S.A. (“Orco Germany”) is a commercial and multi-family residential real estate holding company and developer based in Berlin, and is a controlled subsidiary of Orco Property Group S.A., a commercial and mutli-family residential real estate holding company based in Paris (“OPG”). On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 Orco Germany 4% bonds due May 2012 (“Bonds”). The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver the remaining 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining Bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011. On January 27, 2012, holders of greater than a two-thirds majority of the total Bonds issued by Orco Germany approved a conversion of the Bonds into “bonds convertible into shares” (Obligations Convertibles en Actions –“OCA”). The OCA are convertible into ordinary shares of OPG (“OPG Shares”), and may also entitle the bondholders to receive cash, additional OPG Shares, or ordinary shares of Orco Germany. As at December 31, 2011, we valued this investment at $5.7 million. See “Subsequent Events” where we have included additional information concerning the expected receipt of OPG Shares by the Fund.

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

The pallet manufacturing industry is mature and is experiencing continuing slow growth as the number of participants shrinks due to consolidation and underutilized plants, which have been eliminated.  We initially invested in PalletOne in October 2001.  As of December 31, 2011, our investment in PalletOne consisted of 350,000 shares of common stock, which represents a fully diluted equity interest of approximately 19% and we valued our interest in PalletOne at $0.15 million.

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

As of December 31, 2011, our investment in Sovereign consisted of a 12% subordinated promissory note in the principal amount of $2.4 million and 1,214,630 shares of common stock valued at $4.5 million. Our investment represents a fully diluted equity interest in Sovereign of 55.0%.  As of December 31, 2011, we valued our investment in Sovereign at $6.9 million.  During the year, we received approximately $0.4 million in principal payments on our promissory note. See “Subsequent Events” where we received $0.07 million in principal repayments.

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

As of December 31, 2011, our investment in Spectrum consisted of 285,000 units of Class A Members’ interest and 16% subordinated promissory notes in the amount of $2.1 million due May 2011.  On September 30, 2010, we loaned Spectrum $0.4 million to meet its immediate working capital needs. As of December 31, 2011, we valued our investment in Spectrum at $0.3 million, which represents a fully-diluted equity interest of 81%.

Trulite, Inc.

Trulite, Inc. (“Trulite”) is a developer of safe, clean, affordable, portable hybrid power generation products that are also user friendly. Trulite utilizes fuel cells powered by water and hydrogen in portable and semi-portable products that can be used off-grid for applications of up to one kilowatt, with ideal usage in the 150-500 watt range.

During 2008 and 2009, we invested an aggregate of $2.0 million in the form of an unsecured promissory note maturing in January 2010, initially bearing interest at 15% and thereafter increased to 18%.  In connection with the investment, we also received warrants to acquire 8.9 million shares of Trulite’s common stock at exercise prices ranging from $0.01 to $0.38 per share.  The warrants expire in 2015.  In June 2010, the note, together with all interest as accrued, was repaid by Trulite.  We retained the Trulite warrants which we valued at $0 million as of December 31, 2011.

Off Balance Sheet Arrangements

We have operating leases for office space and office equipment.  The lease for office space expires in 2014 with a one-time option to terminate the lease as of the last day of the 36th month.  The lease also contains a provision for certain annual rental escalations.  Rent expense inclusive of common area maintenance costs was $90.0 thousand for the year ended December 31, 2011 and $80.0 thousand for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease payments under the operating lease as of December 31, 2011 were as follows (in thousands):

2012	$55
2013	56
2014	42
$153

Contractual Obligations

As of December 31, 2011, we had no outstanding commitments to our portfolio company investments.

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

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 3, 2012, we sold U.S. Treasury Bills for $6.0 million and repaid our year-end margin loan.

On January 27, 2012, holders of greater than a two-thirds majority of 148,077 4% bonds due May 2012 (the “Bonds”) issued by Orco Germany S.A. (“Orco Germany”) approved a conversion of the Bonds into “bonds convertible into shares” (Obligations Convertibles en Actions – “OCA”).  The OCA will convert into an initial tranche of an aggregate of 19,250,000 ordinary shares of Orco Property Group S.A. (“OPG”), the parent corporation of Orco Germany.  The shares of OPG are traded principally on the NYSE Euronext under the ISIN LU0122624777.  OPG is a commercial and multi-family residential real estate holding company and developer headquartered in Paris that owns a variety of hotels, office buildings, apartment complexes, condominiums, and vacant land in Luxembourg, Poland, the Czech Republic, Slovakia, Croatia, Hungary, and Russia.  As the Fund holds 8,890 Bonds, or 6% of the total Bonds issued, we would expect to receive approximately 1,155,700 OPG shares in this initial tranche.  As of the filing date of this Annual Report, we have not yet received these OPG shares, which are not tradable in any event until April 12, 2012.  Equus and the other Orco Germany bondholders (collectively, the “Bondholders”) are also entitled to receive a second payment, the nature of which is dependent upon on OPG’s ability to convert certain of its own bonds into equity by April 12, 2012.  If such OPG bonds are so converted, the Bondholders would receive an additional tranche of 7,996,158 OPG shares.  Of this amount, we would expect the Fund to receive 6%, or 480,060 additional OPG shares.

If the OPG bonds are not converted, OPG may elect to pay the Bondholders an aggregate of €50.0 million in cash or, failing such election, the Bondholders would receive, at their option, either: (i) the 7,996,158 additional OPG shares noted above, or (ii) 55% of the outstanding ordinary shares of Orco Germany.  Although uncertainty exists regarding the timing of receipt of the second tranche of consideration, we believe the most likely scenario is for the Fund to receive the 480,060 additional OPG shares.

On January 30, 2012, we received $0.07 million in the form of partial principal repayment from Sovereign Business Forms, Inc.

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

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called Business Products and Services include one portfolio company and was 18.8% of the net asset value and 37.4% of our investments in portfolio company securities (at fair value) as of December 31, 2011. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc.:

We have audited the accompanying balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of investments, as of December 31, 2011 and 2010 and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2011 and the selected per share data and ratios for each of the five years in the period ended December 31, 2011. These financial statements and selected per share data and ratios are the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. Our procedures included verification by examination or confirmation of securities held by the custodian as of December 31, 2011 or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and the selected per share data and ratios for each of the five years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

March 16, 2012

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2011	December 31, 2010
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $23,353 and $34,231 respectively)	$13,298	$17,576
Affiliate investments (cost at $350 and $923 respectively)	150	762
Non-affiliate investments (cost at $12,878 and $19,808 respectively)	5,734	9,324
Total investments in portfolio securities at fair value	19,182	27,662
Cash and cash equivalents	16,813	7,382
Restricted cash and temporary cash investments	6,060	15,150
Accounts receivable and other	91	273
Accrued interest receivable	2,155	2,724
Deferred offering costs	—	263
Total assets	44,301	53,454
Liabilities and net assets
Accounts payable and accrued liabilities	114	345
Accounts payable to related parties	39	58
Borrowing under margin account	6,000	15,000
Total liabilities	6,153	15,403
Commitments and contingencies
Net assets	$38,148	$38,051
Net assets consist of:
Common stock, par value	$10	$9
Capital in excess of par value	64,292	70,597
Undistributed net investment losses	(8,755)	(5,255)
Unrealized depreciation of portfolio securities, net	(17,399)	(27,300)
Total net assets	$38,148	$38,051
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	8,862
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.61	$4.29

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Investment income:
Interest and dividend income:
Control investments	$209	$848	$1,644
Affiliate investments	5	52	50
Non-affiliate investments	295	1,992	2,032
Total interest and dividend income	509	2,892	3,726
Interest from temporary cash investments	30	12	45
Total investment income	539	2,904	3,771
Expenses:
Management fee	—	—	715
Administration fees	—	—	225
Compensation expense	1,286	1,358	497
Professional fees	1,211	1,386	1,241
Offering costs	428	—	—
Director fees and expenses	393	357	473
Settlement expense	320	—	—
General and administrative expense	207	157	130
Mailing, printing and other expenses	176	342	236
Taxes	14	38	8
Interest expense	4	36	51
Total expenses	4,039	3,674	3,576
Net investment income (loss)	(3,500)	(770)	195
Net realized gain (loss):
Control investments	(10,074)	—	(824)
Affiliate investments	138	—	(9,688)
Non-affiliate investments	(992)	—	(5,000)
Temporary cash investments	(2)	(7)	(43)
Net realized loss	(10,930)	(7)	(15,555)
Net unrealized appreciation (depreciation) of portfolio securities:
End of period	(17,399)	(27,300)	(15,227)
Beginning of period	(27,300)	(15,227)	(3,055)
Net change in unrealized depreciation of portfolio securities	9,901	(12,073)	(12,172)
Net decrease in net assets resulting from operations	$(4,529)	$(12,850)	$(27,532)
Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.45)	$(1.45)	$(3.13)
Weighted average shares outstanding:
Basic and diluted	10,049	8,862	8,790

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(in thousands)	2011	2010	2009
Net decrease in net assets resulting from operations	$(4,529)	$(12,850)	$(27,532)
Distributions to stockholders:
Distributions from net investment income	—	—	(195)
Return of capital distributions	—	—	(726)
Net decrease in net assets resulting from stockholder distributions	—	—	(921)
Capital share transactions:
Shares issued in dividend	—	—	919
Shares issued for portfolio securities	4,626	—	—
Net increase in net assets resulting from capital share transactions	4,626	—	919
Increase (decrease) in net assets	97	(12,850)	(27,534)
Net assets at beginning of period	38,051	50,901	78,435
Net assets at end of period	$38,148	$38,051	$50,901

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2011	2010	2009
Reconciliation of net decrease in net assets resulting from operations to net cash provided by operating activities:
Net decrease in net assets resulting from operations	$(4,529)	$(12,850)	$(27,532)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss	10,930	7	15,555
Net change in unrealized depreciation of portfolio securities	(9,901)	12,073	12,172
Decrease in deferred offering costs	428	—	—
Changes in operating assets and liabilities:
Purchase of portfolio securities	(642)	(1,200)	(1,170)
Net proceeds from dispositions of portfolio securities	10,730	—	—
Principal payments received from portfolio securities	379	4,440	927
Cash settlement of collateral	1,610	—	—
Sales of temporary cash investments, net	9,090	15,142	15,077
(Increase) decrease in accounts receivable and other	182	(226)	(39)
(Increase) decrease in accrued interest receivable	569	(1,083)	(2,077)
Increase (decrease) in accounts payable and accrued
liabilities	(231)	238	(97)
Increase (decrease) in accounts payable-related parties	(19)	58	—
Decrease in due to advisor	—	—	(455)
Net cash provided by operating activities	18,596	16,599	12,361

Cash flows from financing activities:
Borrowings under margin account	34,000	70,999	147,037
Repayments under margin account	(43,000)	(85,998)	(162,007)
Dividends paid	—	—	(2)
Deferred offering costs	(165)	(263)	—
Net cash used in financing activities	(9,165)	(15,262)	(14,972)
Net increase (decrease) in cash and cash equivalents	9,431	1,337	(2,611)
Cash and cash equivalents at beginning of period	7,382	6,045	8,656
Cash and cash equivalents at end of period	$16,813	$7,382	$6,045

Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$4,626	$—	$919
Accrued interest or dividends exchanged for portfolio
securities	$—	$564	$1,121

Supplemental disclosure of cash flow information:
Interest paid	$6	$56	$56
Income taxes paid	$14	$38	$8

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2011	2010	2009	2008	2007
Investment income	$0.05	$0.33	$0.43	$0.38	$0.59
Expenses	0.40	0.42	0.41	0.46	0.65
Net investment income (loss)	(0.35)	(0.09)	0.02	(0.08)	(0.06)
Net realized gain (loss)	(1.09)	—	(1.77)	0.11	0.64
Net change in unrealized depreciation	0.99	(1.36)	(1.38)	(2.36)	0.91
Net increase (decrease) in net assets	(0.45)	(1.45)	(3.13)	(2.33)	1.49
Capital transactions:
Distributions from net investment income	—	—	(0.02)	—	—
Return of capital distribution	—	—	(0.09)	(0.39)	—
Distributions of realized gains	—	—	—	(0.24)	(0.50)
Share repurchase	—	—	—	0.36	—
Shares issued for portfolio securities	(0.16)	—	—	—	—
Dilutive effect of shares issued	(0.07)	—	(0.18)	(0.53)	(0.12)
Decrease in net assets resulting from capital transactions	(0.23)	—	(0.29)	(0.80)	(0.62)
Net increase (decrease) in net assets	(0.68)	(1.45)	(3.42)	(3.13)	0.87
Net assets at beginning of period	4.29	5.74	9.16	12.29	11.42
Net assets at end of period, basic and diluted	$3.61	$4.29	$5.74	$9.16	$12.29
Weighted average number of shares outstanding during period, in thousands	10,049	8,862	8,790	8,429	8,251
Market price per share:
Beginning of period	$2.50	$3.20	$4.30	$6.31	$8.54
End of period	$2.24	$2.50	$3.20	$4.30	$6.31
Selected information and ratios:
Dividends paid	$—	$—	$0.11	$0.63	$0.50
Ratio of expenses to average net assets	10.60%	8.26%	5.53%	4.29%	5.48%
Ratio of net investment gain (loss) to
average net assets	(9.19%)	(1.73%)	0.30%	(0.79%)	(0.53%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(11.89%)	(28.89%)	(42.57%)	(21.65%)	12.49%
Total return on market price (1)	(10.40%)	(21.88%)	(23.08%)	(21.84%)	(20.26%)

(1)  Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control investments: Majority-owned (5):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$250	$236
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	163
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.67% / 55.00% fully diluted)		5,080	4,488

			12% subordinated promissory notes due 5/13 (2)	$2,363	2,363	2,363
					7,443	6,851
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1% / 82.5% fully diluted)		2,850	-

			16% subordinated promissory notes due 11/11 (3)(4)	$2,440	2,440	319
					5,290	319
Total Control investments: Majority-owned (represents 30.1% of total investments at fair value)					$15,983	$7,569
Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (34.2%)		$1,370	$-
			7% subordinated promissory note due 12/12(3)	$6,000	6,000	5,729
					7,370	5,729
Total Control Investments: Non-majority owned (represents 22.7% of total investments at fair value)					$7,370	$5,729
Total Control Investments: (represents 52.8% of total investments at fair value)					$23,353	$13,298
Affiliate Investments (7):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$150

Total Affiliate Investments (represents 0.6% of total investments at fair value)					$350	$150

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		$1,795	$-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.13%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Germany S.A. Berlin, Germany	Real estate	April 2011	8,890 4% Corporate Bonds due 5/12	$8,113	$3,083	$5,734
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 22.8% of total investments at fair value)					$12,878	$5,734
Total Investment in Portfolio Securities					$36,581	$19,182
Temporary Cash Investments
U.S. Treasury Bill (8)	Government	December 2011	UST 0% due 3/12	$6,000	$6,000	$6,000
Total Temporary Cash Investments (represents 23.8% of total investments at fair value)					$6,000	$6,000
Total Investments					$42,581	$25,182

(1)	See Note 3 to the financial statements, Valuation of Investments.

(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.
(7)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(8)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

(in thousands, except share data)

Substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of our investments are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 70.1% of the total value of the investments in portfolio securities as of December 31, 2011.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2011 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$13,886	$14,145	37.1%
Common stock	14,800	4,638	12.1%
Limited liability company investments	6,100	399	1.0%
Preferred stock	1,795	—	0.0%
Total	$36,581	$19,182	50.2%

Cash payments of interest are currently being received and/or accrued on notes aggregating $13.8 million in fair value, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $0.3 million.

The following is a summary by industry of our investments in portfolio securities as of December 31, 2011 (in thousands):

Industry	Fair Value	Net Assets
Business products and services	$7,170	18.8%
Shipping products and services	5,879	15.4%
Real estate	5,734	15.0%
Energy	236	0.6%
Media	163	0.4%
Total	$19,182	50.2%

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

DECEMBER 31, 2011, 2010 AND 2009

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

We elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC (or other pass-through entity) portfolio investment would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

Liquidity and Revolving Line of Credit—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-K, i.e., the period through December 31, 2012.

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine expenditures through the next twelve months.

As of December 31, 2011, we had cash and cash equivalents of $16.8 million. We had $19.2 million of our net assets of $38.1 million invested in portfolio securities. We also had $6.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $6.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 3, 2012 and we subsequently repaid this margin deposit.

As of December 31, 2010, we had cash and cash equivalents of $7.4 million. We had $27.7 million of our net assets of $38.1 million invested in portfolio securities. We also had $15.2 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $15.0 million was invested in U.S. Treasury Bills for the purpose of satisfying the diversification requirement to maintain our pass-through tax treatment. Restricted cash amounted to $0.2 million for the required 1% brokerage deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin account balance. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 3, 2011.

As of December 31, 2011, we had no outstanding commitments to our portfolio company investments. Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings and Temporary Cash Investments—During 2011 and 2010, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

As of December 31, 2011, we borrowed $6.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $6.1 million. The U.S. Treasury bills were sold on January 3, 2011 and the total amount borrowed was repaid at that time.

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

Economic Conditions—Economic conditions during 2011 and 2010 and market dislocations resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during 2011 the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook during 2010 and 2011 to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2012 operating requirements.

(3) SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $19.2 million and $27.7 million as of December 31, 2011 and 2010, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. There were no publicly traded securities as of December 31, 2011 or 2010.

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

Offering costs of $0.4 million were expensed at September 30, 2011, due to the delay in completing an offering to issue new shares.

Foreign Exchange--We record temporary changes in foreign exchange rates of portfolio securities denominated in foreign currencies as changes in fair value. These changes are therefore reflected as unrealized gains or losses until realized.

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

Interest Income Recognition—We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. We accrete or amortizes discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities. We stop accruing interest on investments when we determine that interest is no longer collectible. We may also impair the accrued interest when we determine that all or a portion of the current accrual is uncollectible. If the Fund receives any cash after determining that interest is no longer collectible, it treats such cash as payment on the principal balance until the entire principal balance has been repaid, before it recognizes any additional interest income.

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the years ended December 31, 2011, and December 31, 2010, respectively, and recorded $8 thousand in state income tax for the year ended December 31, 2009, that is solely attributable to the Texas margin tax.

Fair Value Measurement—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have categorized all investments recorded at fair value based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

As of December 31, 2011, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of December 31, 2011
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$13,298	$—	$—	$13,298
Affiliate investments	150	—	—	150
Non-affiliate investments	5,734	—	—	5,734
Total investments	19,182	—	—	19,182
Temporary cash investments	6,000	6,000	—	—
Total investments and temporary cash investments	$25,182	$6,000	$—	$19,182

The following table provides a reconciliation of fair value changes during 2011 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2010	$17,576	$762	$9,324	$27,662
Total realized gains (losses)	(10,074)	138	(992)	(10,928)
Change in unrealized appreciation depreciation)	6,600	(38)	3,338	9,900
Issuances	575	—	3,083	3,658
Settlements	(1,379)	(712)	(9,019)	(11,110)
Fair value as of December 31, 2011	$13,298	$150	$5,734	$19,182

As of December 31, 2010, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of December 31, 2010
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$17,576	$—	$—	$17,576
Affiliate investments	762	—	—	762
Non-affiliate investments	9,324	—	—	9,324
Total Investments	27,662	—	—	27,662
Temporary cash investments	15,000	15,000	—	—
Total investments and temporary cash investments	$42,662	$15,000	$—	27,662

The following table provides a reconciliation of fair value changes during 2010 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2009	$28,729	$2,128	$11,554	$42,411
Change in unrealized appreciation depreciation)	(10,069)	(651)	(1,353)	(12,073)
Issuances	325	—	3,083	3,408
Settlements	(1,409)	(50)	(4,625)	(6,084)
Change in control	—	(665)	665	—
Fair value as of December 31, 2010	$17,576	$762	$9,324	$27,662

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

Except as noted below, as compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $15,000 is paid to the Chairman of the Audit Committee and a quarterly fee of $3,750 is paid to the Chairman of the Independent Directors. We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. Neither Mr. Bertrand des Pallieres, an Independent Director, nor any of our interested directors, receive annual fees for their service on the Board of Directors.

In June, 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. Mr. Kenneth I. Denos, Secretary of the Fund, holds a majority of the voting shares of A+ Filings. The Fund incurred $14,000 and $12,000 in services rendered by A+ Filings for the years ended December 31, 2011 and 2010, respectively.

On December 20, 2010, our board of directors approved a consulting agreement ("Consulting Agreement") with John A. Hardy, the Fund's Chief Executive Officer.  The Consulting Agreement provides for base compensation to Mr. Hardy of $200,000 per annum and an annual bonus based upon achievement of certain criteria.  The bonus is subject to an annual payout cap of $150,000, and any bonus earned that exceeds the payout cap will be carried over into subsequent fiscal years.  If the Consulting Agreement is terminated without cause, as defined therein, Mr. Hardy will be entitled to receive one year's base consulting fee, together with all bonuses earned and unpaid and unpaid up to the date of termination.  Mr. Hardy is not entitled to participate in any employee-related benefits, including health, life and disability plans, of the Fund.  For the years ended December 31, 2011 and 2010, Mr. Hardy’s compensation totaled $350,000 and $266,662, respectively, each of which included a $150,000 bonus in accordance with this agreement.  Mr. Hardy has permanently waived his right to $561,662 of earned but unpaid bonus under the Consulting Agreement for fiscal 2010 and has further permanently waived his right to $735,562 of earned but unpaid bonus in connection with activities of the Fund for fiscal 2011.

On December 22, 2010, our board of directors approved an employment agreement ("Employment Agreement") with S. Jay Brown, the Fund's Chief Investment Officer.  The Employment Agreement, now terminated, provided for a base salary of $225,000 per annum and an annual bonus based upon achievement of certain criteria.  The bonus was subject to an annual cap of $50,000.  The Employment Agreement also entitled Mr. Brown to participate in various health and incentive compensation plans as and when adopted by the Fund, and further provided for payment of base salary in the event that Mr. Brown's employment was terminated without cause or for good reason as defined therein.  In November 2011, in connection with his resignation as the Fund’s Chief Investment Officer, Mr. Brown entered into a separation agreement with the Fund which provided for a one-time payment of $80,000. For the years ended December 31, 2011 and 2010, Mr. Brown’s compensation, including accrued bonuses, totaled $320,000 and 235,000, respectively.

In 2010, payments to Versatile Systems Inc. (“Versatile Systems”) and Versatile Acquisition Corporation amounted to $51,000 for reimbursements for proxy related expenses incurred for the 2010 Annual Shareholder meeting. John A. Hardy, Chief Executive Officer of the Fund, Fraser Atkinson, Director and Chairman of the Audit Committee, Alessandro Benedetti, Executive Chairman, and Bertrand des Pallieres, Director, are all members of the board of directors of Versatile Systems. Messrs. Hardy and Atkinson are also the Chief Executive Officer and Chief Financial Officer, respectively, of Versatile Systems.

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $12,500 as of December 31, 2011.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered. In connection with services rendered by Kenneth I. Denos, Secretary and Chief Compliance Officer of the Fund, the Fund incurred $257,000 as of December 31, 2011, which is included as compensation expense. In connection with services rendered by Mr. Denos in 2010, the Fund incurred $128,000 which is included in compensation expense as of December 31, 2010 statement of operations, and $87,000, which is included in deferred offering costs on the balance sheet of the Fund as of December 31, 2010.

(5) FEDERAL INCOME TAX MATTERS

We are required to make distributions of any net taxable investment income on an annual basis, and may elect to distribute or retain net taxable realized capital gains. The Internal Revenue Service approved our request, effective October 31, 1998, to change our year-end for determining capital gains for tax purposes from December 31 to October 31.

In 2009, we distributed 100% of our ordinary income. We were not required to make distributions of ordinary income for 2010 or 2008 under income tax regulations.

For the year ended December 31, 2011, we have a net investment loss for book purposes of $3.5 million and $3.5 million for tax purposes. During 2011, we had a net capital loss for book purposes of $10.9 million and a net capital loss for tax purposes of $10.9 million for tax purposes. The aggregate cost of investments for federal income tax purposes as of December 31, 2010 was $33.6 million. Such investments had unrealized appreciation of approximately $2.7 million and unrealized depreciation of $20.1 million for book purposes, or net unrealized depreciation of approximately $17.4 million. The Fund had unrealized appreciation of approximately $2.8 million and unrealized depreciation of approximately $17.2 million for tax purposes, or net unrealized depreciation of approximately $14.4 million as of December 31, 2010. As of December 31, 2011, we had approximately $26.5 million in capital loss carry forwards of which $15.6 million will expire after 2017 and the remaining $10.9 million will expire after 2019.

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

In regards to the Return of Capital Statement of Position, during the three years ended December 31, 2011, we recorded a reclassification for permanent book to tax differences of less than $1.0 thousand in each year. These differences were primarily due to the tax exempt interest income received. These differences resulted in a net decrease in accumulated earnings. This reclassification had no effect on net assets.

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

We are a flow through, non-tax paying entity; further, our net operating loss carry forwards have been exhausted. Based upon an examination of our tax position, we determined that the aggregate exposure for uncertain tax positions did not have a material impact on our financial statements as of December 31, 2011 and December 31, 2010. The uncertain tax position is measured at the largest amount of benefits/expense that is greater than 50% likely of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with the standard.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state income tax returns for 2008 through 2011 remain open to examination. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(6) CONTRACTUAL OBLIGATIONS

We have operating leases for office space and office equipment.  The lease for office space expires in 2014 with a one-time option to terminate the lease as of the last day of the 36th month.  The lease also contains a provision for certain annual rental escalations. Rent expense inclusive of common area maintenance costs was $90.0 thousand for the year ended December 31, 2011 and $80.0 thousand for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease payments under the operating lease as of December 31, 2011 were as follows (in thousands):

2012	$55
2013	56
2014	42
$153

As of December 31, 2011 we had no outstanding commitments to our portfolio company investments.

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

(8) PORTFOLIO SECURITIES

2011 Portfolio Activity

During the year ended December 31, 2011, we received $0.4 million from Sovereign Business Forms, Inc. in the form of principal payments and a distribution from Equus Media Development Company, LLC (“EMDC”) in the amount of $1.0 million. We sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

During the year ended December 31, 2011, the Fund had investment activity of $3.7 million in three portfolio companies. We made a follow-on investment of $0.3 million in Spectrum Management, LLC. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (“Bonds”) issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011. On September 30, 2011, we formed Equus Energy, LLC (“Equus Energy”), as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy.

The following table includes significant investment activity during the year ended December 31, 2011 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Orco Germany S.A	$67	$3,016	$—	$—	$3,083
Spectrum Management, LLC	—	—	325	—	325
Equus Energy, LLC	250	—	—	—	250
	$317	$3,016	$325	$—	$3,658

During 2011, we realized net capital losses of $10.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain (Loss)
Riptide Entertainment, LLC	Entertainment and leisure	Control	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	(992)
RP&C International Investments LLC	Healthcare	Affiliate	138
Various others			(2)
			$(10,930)

During 2011, we recorded a net change in unrealized depreciation of $9.9 million, to a net unrealized depreciation of $17.4 million. Such change in unrealized depreciation resulted primarily from the following changes:

(i)	Decline in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $2.6 million due to the decline in operating performance.

(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge Entertainment Partners, Ltd. (“London Bridge”) of $0.8 million due to the sale of the promissory note.

(iii)

Increase in the fair market value of Orco Germany S.A. (“Orco”) bonds of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by the change in Euro-USD exchange rate.

(iv)	Increase in the fair market value of PalletOne, Inc. (“PalletOne”) of $0.1 million due to steady improvement in operating performance and indications of value from independent third parties .

(v)	Transfer of unrealized depreciation to realized depreciation for Riptide Entertainment Partners, LLC. (“Riptide”) of $10.1 million due to the sale of the promissory notes and the winding up of the entity.

(vi)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments, LLC (“RP&C”) of $0.1 million due to the maturity of the investment.

(vii)	Increase in fair market value of Sovereign Business Forms, Inc. (“Sovereign”) of $0.6 million as Sovereign has seen an upward trend in operating results and has continued to reduce its debt which has resulted in a corresponding increase its equity value.
(viii)	Decrease in fair market value of Spectrum Management, Inc. (“Spectrum”) of $1.4 million due to the decline in operating performance and the maturity of its funded debts which remain in default.
(ix)	Decrease in the fair market value of Trulite, Inc. (“Trulite”) of $0.1 due to the lack of progress and inability to achieve sufficient funding with regards to its product development program.

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

The following table includes significant investment activity during the year ended December 31, 2010 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
London Bridge Entertainment Partners Ltd	$—	$—	$575	$148	$723
Spectrum Management, LLC	—	—	425	—	425
1848 Capital Partners LLC	—	—	—	295	295
Trulite, Inc.	—	—	200	—	200
Big Apple Entertainment Partners LLC	—	—	—	121	121
	$—	$—	$1,200	$564	$1,764

During 2010, we realized no material gains or losses on sales of portfolio securities.

During 2010, we recorded an increase in net unrealized depreciation of $12.1 million, to a net unrealized depreciation of $27.3 million. Such increase in unrealized depreciation resulted primarily from the following changes:

(i)	Increase in fair market value of ConGlobal of $0.2 million. ConGlobal’s value reflects the general stability of business performance over last year.

(ii)	Decline in fair market value of EMDC of $2.8 million. In June 2010, we received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.5 million in cash and has a remaining funding commitment of $0.3 under our agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of its assets to reflect the holding period of the projects held by EMDC.

(iii)	Decline in fair market value of Infinia of $1.5 million. Infinia has informed us of its significant capital and ongoing liquidity needs. Based on these factors, the negative book value of equity, our nominal equity holdings and the future potential dilution or possible restructuring of the capital structure of the company, we have written down the investment to $0.

(iv)	Increase in fair market value of PalletOne of $0.1 million. PalletOne has continued to generate cash flows which have reduced debt levels. We believe the performance of the company in recent years and its continued debt reduction initiatives has created a nominal increase in the value of our equity holdings.
(v)	Decrease in fair market value of Sovereign of $0.4 million. The value of Sovereign reflects a slight decline in business performance compared with last year.

(vi)	Decline in fair market value of Spectrum Management, LLC of $3.9 million. In the fourth quarter, we loaned Spectrum $0.4 million to meet its immediate working capital needs. The valuation reflects Spectrum’s operating results, market conditions of its customer base, working capital shortfall and near-term maturity of the company’s debt.

(vii)	Increase in fair market value of Trulite of $0.1 million. We hold approximately nine million warrants in Trulite, many with a nominal exercise price. Based on Trulite’s recent equity raise, operating performance and repayment of the Fund’s debt, the Fund determined the warrants have increased in value. We have valued these warrants utilizing the Black-Sholes option pricing model.

(viii)	Subsequent to year-end, we sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd in a transaction which also combined all of the assets of Riptide Entertainment Partners, LLC (“Riptide”). All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide. The Fund allocated the proceeds to the promissory notes resulting in a loss of approximately $0.9 million at London Bridge. In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. For the year, the changes in fair value for each investment include an increase of $0.3 million of the 1848 note, and increase of $0.2 million of the Big Apple note, a decline of $0.7 million of the London Bridge note and a decline of $3.2 million in Riptide.
59

2009 Portfolio Activity

During the twelve months ended December 31, 2009, we had investment activity of $2.3 million in seven portfolio companies, including $1.1 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK).

The following table includes significant investment activity during the year ended December 31, 2009 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	PIK	Follow-On	PIK	Total
Trulite, Inc.	$—	$—	$300	$307	$607
1848 Capital Partners LLC	—	—	—	453	453
Riptide Entertainment, LLC	—	—	450	—	450
Nickent Golf, Inc	—	—	370	—	370
London Bridge Entertainment Partners Ltd	—	—	—	208	208
Big Apple Entertainment Partners LLC	—	—	—	153	153
HealthSPAC, LLC	—	—	50	—	50

	$—	$—	$1,170	$1,121	$2,291

During 2009, we realized net capital losses of $15.6 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Loss
Nickent Golf, Inc.	Entertainment and leisure	Affiliate	$(9,688)
Creekstone Florida Holdings, LLC	Real estate	Non-Affiliate	(4,000)
Metic Group, PLC	Commercial building products	Non-Affiliate	(1,000)
HealthSPAC, LLC	Healthcare	Control	(824)
Various others			(43)
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

In May 2011, the FASB issued changes to disclosure requirements for fair value measurements which resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). These changes become effective for interim and annual periods beginning after December 15, 2011. We will adopt this standard beginning on January 1, 2012. We do not anticipate that our implementation of this standard will have a material impact on our process for measuring fair values, our financial position or our results of operations.

(10) SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 3, 2012, we sold U.S. Treasury Bills for $6.0 million and repaid our year-end margin loan.

On January 27, 2012, holders of greater than a two-thirds majority of 148,077 4% bonds due May 2012 (the “Bonds”) issued by Orco Germany S.A. (“Orco Germany”) approved a conversion of the Bonds into “bonds convertible into shares” (Obligations Convertibles en Actions – “OCA”).  The OCA will convert into an initial tranche of an aggregate of 19,250,000 ordinary shares of Orco Property Group S.A. (“OPG”), the parent corporation of Orco Germany.  The shares of OPG are traded principally on the NYSE Euronext under the ISIN LU0122624777.  OPG is a commercial and multi-family residential real estate holding company and developer headquartered in Paris that owns a variety of hotels, office buildings, apartment complexes, condominiums, and vacant land in Luxembourg, Poland, the Czech Republic, Slovakia, Croatia, Hungary, and Russia.  As the Fund holds 8,890 Bonds, or 6% of the total Bonds issued, we would expect to receive approximately 1,155,700 OPG shares in this initial tranche.  As of the filing date of this Annual Report, we have not yet received these OPG shares, which are not tradable in any event until April 12, 2012.  Equus and the other Orco Germany bondholders (collectively, the “Bondholders”) are also entitled to receive a second payment, the nature of which is dependent upon on OPG’s ability to convert certain of its own bonds into equity by April 12, 2012.  If such OPG bonds are so converted, the Bondholders would receive an additional tranche of 7,996,158 OPG shares.  Of this amount, we would expect the Fund to receive 6%, or 480,060 additional OPG shares.  If the OPG bonds are not converted, OPG may elect to pay the Bondholders an aggregate of €50.0 million in cash or, failing such election, the Bondholders would receive, at their option, either: (i) the 7,996,158 additional OPG shares noted above, or (ii) 55% of the outstanding ordinary shares of Orco Germany.  Although uncertainty exists regarding the timing of receipt of the second tranche of consideration, we believe the most likely scenario is for the Fund to receive the 480,060 additional OPG shares.

On January 31, 2012, we received $0.07 million in the form of partial principal repayment from Sovereign Business Forms, Inc.

(11) SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2011
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011	TOTAL
Total investment income (loss)	$439	$392	$(169)	$(123)	$539
Net investment loss	$(686)	$(1,203)	$(891)	$(720)	$(3,500)
Increase (decrease) in net assets resulting
from operations	$(1,717)	$474	$(2,463)	$(823)	(4,529)
Basic and diluted earnings per share (1)	$(0.18)	$0.05	$(0.28)	$(0.09)	$(0.50)

(1) The sum of quarterly per share amount may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(12) LEGAL PROCEEDINGS

On June 30, 2009, the Fund received a “Wells” notice from the staff of the Securities and Exchange Commission (“SEC”). Based on discussions with the SEC staff, the Fund believes that the issues the staff intends to pursue relate to a one-time administrative fee that the Fund paid in 2005 and the compensation of a certain Fund officer during approximately the same time period. The Wells notice notified the Fund that the staff intends to recommend that the SEC bring a civil action against the Fund for possible violations of the securities laws. The Fund has been cooperating with the SEC in this inquiry. In accordance with SEC procedures, the Fund has presented its perspective on these issues to the staff. The SEC has not made a formal decision regarding an enforcement proceeding. The Fund also understands that three persons (two of whom were formerly associated with the Fund and the Fund’s former investment adviser) received similar Wells notices relating to the 2005 activity. The Fund understands that these individuals also will have an opportunity to present their perspectives on these issues before any formal decision is made on enforcement proceedings.

On March 10, 2010, American General Life Insurance Company (American General”) filed a complaint against the Fund in the District Court of Harris County, Texas, in connection with an office lease entered into by our former administrator with American General. The complaint by American General sought to hold the Fund liable for unpaid rent, improvements, and attorneys fees totaling approximately $450,000. We agreed to a settlement with American General in exchange for a one-time payment of $120,000, which was paid on June 7, 2011.

On April 26, 2010, the SEC also subpoenaed records of the Fund in connection with certain trades in the Fund’s shares by SPQR Capital LLP, SAE Capital Ltd., Versatile Systems Inc., Mobiquity Investments Limited, and anyone associated with those entities. The Fund has fully cooperated with the SEC’s request.

On June 9, 2011, RNR Production, Land and Cattle Company, Inc. (“RNR”) filed a lawsuit against the Fund and each of the members of the Board in the District Court of Harris County, Texas, seeking various monetary and equitable remedies, including a motion for a temporary restraining order against the Fund from holding its annual meeting of shareholders which was scheduled for June 10, 2011.  The Fund prevailed against the motion but agreed to a nuisance settlement with RNR in exchange for a one-time payment of $200,000 which was paid on September 2, 2011.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the Fund’s Chief Executive Officer and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in those certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management assessed its internal control over financial reporting as of December 31, 2011, the end of its fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our Accounting Department.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about the Directors and Executive Officers of the Fund, the Fund’s Audit Committee and the Nominating and Corporate Governance Committee, the Fund’s code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to the Fund’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2012 (the “2012 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to the Fund’s 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to the Fund’s 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to the Fund’s 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to the Fund’s 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Equus Total Return, Inc.:

We have audited the balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of investments, as of December 31, 2011 and 2010 and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2011 and the selected per share data and ratios for each of the five years in the period ended December 31, 2011, and have issued our report thereon dated March 16, 2012 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in Item 15(a)(2) of this Form 10-K. The Schedule 12-14 is the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ UHY LLP

Houston, Texas

March 16, 2012

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2011
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income (e)	As of December 31, 2010 Fair Value	Gross Additions (b)	Gross Reductions (c)	As of December 31, 2011 Fair Value
Control investments: Majority-owned
Equus Energy, LLC	Member interest (100%)	$-	$-	$250	$-	$236
Equus Media Development Company, LLC	Member interest (100%)	-	1,163	-	(1,000)	163
Riptide Entertainment, LLC	Member interest (64.67%)	-	-	-	-	-
	8% promissory notes (d)	-	-	-	-	-
Sovereign Business Forms, Inc.	1,214,630 shares of common stock	-	3,894	-	594	4,488
	12% promissory notes	398	2,742	-	(379)	2,363
Spectrum Management, LLC	285,000 units of Class A member interest	-	-	-	-	-
	16% subordinated promissory note (d)	73	1,422	425	(1,528)	319
Total Control investments: Majority-owned		471	9,221	675	(2,313)	7,569
Control Investments: Non-majority owned
ConGlobal Industries Holding, Inc.	24,397,303 shares of common stock	$-	$2,355	$-	$(2,355)	$-
	7% promissory note	420	6,000	-	(271)	5,729
Total Control investments: Majority-owned		$420	$8,355	$-	$(2,626)	$5,729
Total Control investments		$891	$17,576	$675	$(4,939)	$13,298
Affiliate Investments
PalletOne, Inc.	350,000 shares of common stock	$-	$50	$100	$-	$150
RP&C International Investments LLC	Member interest (17.2%)	89	712	(712)	-	-
Total Affiliate investments		$89	$762	$(612)	$-	$150
Total Investments In and Advances to Affiliates		$980	$18,338	$63	$(4,939)	$13,448

.

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2010.
(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Debt is non-income producing.
(e)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are neither consolidated nor accounted for under the equity method of accounting.

(a)(3) Exhibits

3.	Articles of Incorporation and by-laws.
(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]
(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]
(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]
10.	Material Contracts.
(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Filed herewith]
(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

31.	Rule 13a-14(a)/15d-14(a) Certifications
(1)	Certification by Chief Executive Officer
(2)	Certification by Chief Financial Officer
32.	Section 1350 Certification
(1)	Certification by Chief Executive Officer
(2)	Certification by Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 16, 2012	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON Fraser Atkinson	Director	March 16, 2012

/S/ ALESSANDRO BENEDETTI Alessandro Benedetti	Director, Executive Chairman	March 16, 2012

/S/ RICHARD F. BERGNER Richard F. Bergner	Director	March 16, 2012

/S/ KENNETH I. DENOS Kenneth I. Denos	Director, Secretary and Chief Compliance Officer	March 16, 2012

/S/ GREGORY J. FLANAGAN Gregory J. Flanagan	Director	March 16, 2012

/S/ HENRY W. HANKINSON Henry W. Hankinson	Director	March 16, 2012

/S/ ROBERT L. KNAUSS Robert L. Knauss	Director	March 16, 2012

/S/ BERTRAND DES PALLIERES Bertrand des Pallieres	Director	March 16, 2012

/S/ JOHN A. HARDY John A. Hardy	Director, Chief Executive Officer (Principal Executive Officer)	March 16, 2012

/S/ L’SHERYL D. HUDSON L’Sheryl D. Hudson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2012
68

’