Form 10-Q
period 2012-03-31
EQUUS TOTAL RETURN, INC.
filed 2012-05-15
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File Number 814-00098

_______________________

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

_______________________

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Eight Greenway Plaza, Suite 930 Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 529-0900

_______________________

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

There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 15, 2012.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2012	December 31, 2011
	(Unaudited)
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $23,283 and $23,353 respectively)	$13,215	$13,298
Affiliate investments (cost at $350 and $350 respectively)	150	150
Non-affiliate investments (cost at $12,878 and $12,878 respectively)	5,748	5,734
Total investments in portfolio securities at fair value	19,113	19,182
Cash and cash equivalents	16,296	16,813
Restricted cash and temporary cash investments	8,080	6,060
Accounts receivable and other	144	91
Accrued interest receivable	2,382	2,155
Total assets	$46,015	$44,301
Liabilities and net assets
Accounts payable and accrued liabilities	$277	$114
Accounts payable to related parties	87	39
Borrowing under margin account	8,000	6,000
Total liabilities	8,364	6,153
Commitments and contingencies
Net assets	$37,651	$38,148
Net assets consist of:
Common stock, par value	$10	$10
Capital in excess of par value	64,292	64,292
Undistributed net investment losses	(9,253)	(8,755)
Unrealized depreciation of portfolio securities, net	(17,398)	(17,399)
Total net assets	$37,651	$38,148
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.56	$3.61

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Investment income:
Interest income:
Control investments	$140	$316
Affiliate investments	—	4
Non-affiliate investments	87	112
Total interest income	227	432
Interest from temporary cash investments	—	7
Total investment income	227	439
Expenses:
Compensation expense	199	492
Professional fees	283	339
Director fees and expenses	140	82
Settlement expense	—	120
General and administrative expense	72	51
Mailing, printing and other expenses	25	41
Taxes	5	—
Interest expense	1	—
Total expenses	725	1,125
Net investment loss	(498)	(686)
Net realized gain (loss):
Control investments	—	138
Affiliate investments	—	(992)
Temporary cash investments	—	(1)
Net realized gain (loss)	—	(855)
Net unrealized depreciation of portfolio securities:
End of period	(17,398)	(27,477)
Beginning of period	(17,399)	(27,300)
Net change in unrealized depreciation of portfolio securities	1	(177)
Net decrease in net assets resulting from operations	$(497)	$(1,718)
Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.05)	$(0.19)
Weighted average shares outstanding:
Basic and diluted	10,562	8,862

The accompanying notes are an integral part of these financial statements.

4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011

Net decrease in net assets resulting from operations	$(497)	$(1,718)
Net assets at beginning of period	38,148	38,051
Net assets at end of period	$37,651	$36,333

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Reconciliation of decrease in net assets resulting from operations to net cash (used in)
provided by operating activities:
Net decrease in net assets resulting from operations	$(497)	$(1,718)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in)
provided by operating activities:
Net realized loss	—	855
Net change in unrealized depreciation of portfolio securities	(1)	177
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(35)
Net proceeds from dispositions of portfolio securities	—	9,731
Principal payments received from portfolio securities	70	80
Sales of temporary cash investments, net	(2,020)	9,090
(Increase) decrease in accounts receivable and other	(53)	230
(Increase) decrease in accrued interest receivable	(227)	302
Increase in accounts payable and accrued liabilities	163	246
Increase (decrease) in accounts payable-related parties	48	(23)
Net cash (used in) provided by operating activities	(2,517)	18,935
Cash flows from financing activities:
Borrowings under margin account	8,000	6,000
Repayments under margin account	(6,000)	(15,000)
Deferred offering costs	—	(152)
Net cash provided by (used in) financing activities	2,000	(9,152)
Net (decrease) increase in cash and cash equivalents	(517)	9,783
Cash and cash equivalents at beginning of period	16,813	7,382
Cash and cash equivalents at end of period	$16,296	$17,165
Supplemental disclosure of cash flow information:
Interest paid	$1	$4

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ended March 31,
	2012	2011
Investment income	$0.02	$0.05
Expenses	0.07	0.13
Net investment loss	(0.05)	(0.08)
Net realized loss	—	(0.09)
Net change in unrealized depreciation	—	(0.02)
Net decrease in net assets	(0.05)	(0.19)
Net assets at beginning of period	3.61	4.29
Net assets at end of period, basic and diluted	$3.56	$4.10
Weighted average number of shares outstanding during period, in thousands	10,562	8,862
Market price per share:
Beginning of period	$2.24	$2.50
End of period	$2.27	$2.60
Selected information and ratios:
Ratio of expenses to average net assets	1.91%	3.02%
Ratio of net investment loss to average net assets	(1.31%)	(1.84%)
Ratio of net decrease in net assets resulting from operations to average net assets	(1.31%)	(4.62%)
Total return on market price (1)	1.34%	(4.00%)

(1)  Total return = [(ending market price per share+ year-to-date dividends paid - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

March 31, 2012

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value (1)

Control investments: Majority-owned (5):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$250	$162

Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	147
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.67% / 55.00% fully diluted)		5,080	4,451
			12% subordinated promissory notes due 5/13(2)	$2,293	2,293	2,293
					7,373	6,744
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory notes due 11/11(3)(4)	2,440	2,440	167
					5,290	167
Total Control investments: Majority-owned (represents 26.7% of total investments at fair value)					$15,913	$7,220
Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (34.2%)		$1,370	$-
			7% subordinated promissory note due 12/12(3)	$6,000	6,000	5,995
					7,370	5,995
Total Control Investments: Non-majority owned (represents 22.1% of total investments at fair value)					$7,370	$5,995
Total Control Investments: (represents 48.8% of total investments at fair value)					$23,283	$13,215
Affiliate Investments (7):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$150
Total Affiliate Investments (represents 0.5% of total investments at fair value)					$350	$150

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

March 31, 2012

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value (1)

Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		$1,795	$-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.13%)		8,000	-

			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Germany S.A. Berlin, Germany	Real estate	April 2011	8,890 4% Corporate Bonds due 5/12	$8,113	3,083	5,748
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 21.2% of total investments at fair value)					$12,878	$5,748
Total Investment in Portfolio Securities					$36,511	$19,113
Temporary Cash Investments
U.S. Treasury Bill (8)	Government	March 2012	UST 0% due 4/12	$8,000	8,000	8,000
Total Temporary Cash Investments (represents 29.5% of total investments at fair value)					$8,000	$8,000
Total Investments					$44,511	$27,113

(1)	See Note 3 to the financial statements, Valuation of Investments.

(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.
(7)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(8)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

March 31, 2012

(Unaudited)

Except for our holding of 8,890 4% bonds issued by Orco Germany S.A., substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of our investments, except for our holding of 8,840 Orco Germany bonds, are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 70% of the total value of the investments in portfolio securities as of March 31, 2012

Our investments in portfolio securities consist of the following types of securities as of March 31, 2012 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$13,816	$14,203	37.8%
Common stock	14,800	4,601	12.2%
Limited liability company investments	6,100	309	0.8%
Preferred stock	1,795	—	—
Total	$36,511	$19,113	50.8%

Cash payments of interest are currently being received and/or accrued on notes aggregating $14.0 million in fair value, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $0.2 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2012 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business products and services	$6,911	18.4%
Shipping products and services	6,145	16.3%
Real estate	5,748	15.3%
Energy	162	0.4%
Media	147	0.4%
Total	$19,113	50.8%

The accompanying notes are an integral part of these financial statements.

 EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value (1)

Control investments: Majority-owned (5):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$250	$236
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	163
Sovereign Business Forms, Inc. Houston, TX	Business products and services	August 1996	1,214,630 shares of common stock (64.67% / 55.00% fully diluted)		5,080	4,488
			12% subordinated promissory notes due 5/13 (2)	$2,363	2,363	2,363
					7,443	6,851
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1% / 82.5% fully diluted)		2,850	-

			16% subordinated promissory notes due 11/11 (3)(4)	2,440	2,440	319
					5,290	319
Total Control investments: Majority-owned (represents 30.1% of total investments at fair value)					$15,983	$7,569
Control Investments: Non-majority owned(6):
ConGlobal Industries Holding, Inc. San Ramon, CA	Shipping products and services	February 1997	24,397,303 shares of common stock (34.2%)		$1,370	$-
			7% subordinated promissory note due 12/12(3)	$6,000	6,000	5,729
					7,370	5,729
Total Control Investments: Non-majority owned (represents 22.7% of total investments at fair value)					$7,370	$5,729
Total Control Investments: (represents 52.8% of total investments at fair value)					$23,353	$13,298
Affiliate Investments (7):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$150

Total Affiliate Investments (represents 0.6% of total investments at fair value)					$350	$150

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value (1)

Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		$1,795	$-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.13%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Germany S.A. Berlin, Germany	Real estate	April 2011	8,890 4% Corporate Bonds due 5/12	$8,113	3,083	5,734
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 22.8% of total investments at fair value)					$12,878	$5,734
Total Investment in Portfolio Securities					$36,581	$19,182
Temporary Cash Investments
U.S. Treasury Bill (8)	Government	December 2011	UST 0% due 3/12	$6,000	6,000	6,000
Total Temporary Cash Investments (represents 23.8% of total investments at fair value)					$6,000	$6,000
Total Investments					$42,581	$25,182

(1)	See Note 3 to the financial statements, Valuation of Investments.

(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.
(7)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(8)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

(in thousands, except share data)

Except for our holding of 8,890 4% bonds issued by Orco Germany S.A., substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of our investments, except for our holding of 8,840 Orco Germany bonds, are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 70.1% of the total value of the investments in portfolio securities as of December 31, 2011.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2011 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$13,886	$14,145	37.1%
Common stock	14,800	4,638	12.1%
Limited liability company investments	6,100	399	1.0%
Preferred stock	1,795	—	—
Total	$36,581	$19,182	50.2%

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

March 31, 2012

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $15.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including bonds, subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.   We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies.  Given market conditions over the past several years and the performance of our portfolio, our Management and board of directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2011, as filed with the Security and Exchange Commission (“SEC”).

(2) Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through March 31, 2013.

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

Cash and Temporary Cash Investments—As of March 31, 2012, we had cash and cash equivalents of $16.3 million. We had $19.1 million of our net assets of $37.7 million invested in portfolio securities. We also had $8.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $8.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities are held by a securities brokerage firm and are pledged along with cash to secure the payment of the margin loan. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on April 2, 2012.

As of December 31, 2011, we had cash and cash equivalents of $16.8 million. We had $19.2 million of our net assets of $38.1 million invested in portfolio securities. We also had $6.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $6.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold and the margin loan was repaid to the brokerage firm on January 3, 2012.

Dividends— We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Investment Commitments—As of March 31, 2012, we had no outstanding commitments to our portfolio company investments.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Cash Investments—As of March 31, 2012 and December 31, 2011, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

As of March 31, 2012, we borrowed $8.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $8.1 million. The U.S. Treasury bills were sold and the margin loan was repaid on April 2, 2012.

As of December 31, 2011, we borrowed $6.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $6.1 million. The U.S. Treasury bills were sold on January 3, 2012 and the margin loan was repaid at that time.

Certain Risks and Uncertainties— Economic conditions during the previous three years and resulting market dislocations have resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first quarter of 2012, the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2012 operating requirements.

(3) Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

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

Market approach—The market approach typically employed by Fund management calculates the enterprise value of a company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company for the trailing twelve month period.  Adjustments to the company’s EBITDA, including those for non-recurring items, may be considered. Multiples are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable. The Fund may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Income approach—The income approach typically utilized by Fund management calculates the enterprise value of a company utilizing a discounted cash flow model incorporating projected future cash flows of the company.  Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. The Fund will apply liquidity and other discounts it deems appropriate to equity valuations where applicable.

Asset approach—The Fund considers the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing its debt upon maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $19.1 million and $19.2 million as of March 31, 2012 and December 31, 2011, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. One of the Fund’s portfolio investments, 8,890 Orco Germany S.A. 4% bonds due May 2012, is publicly listed on the Euro MTF Market of the Luxembourg Stock Exchange. However, there has been no recent trading activity.

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

Foreign Exchange—We record temporary changes in foreign exchange rates of portfolio securities denominated in foreign currencies as changes in fair value. These changes are therefore reflected as unrealized gains or losses until realized.

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

Payment in Kind Interest (PIK)—We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and record it as interest income. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We include our investing activities within cash flows from operations. We exclude “Restricted Cash & Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents. See Note 2 to the financial statements for further discussion of the Fund’s RIC borrowings.

Income Taxes—We intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a RIC. See Note 2 to the financial statements for further discussion of the Fund’s RIC borrowings.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the year ended December 31, 2011.

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

As of March 31, 2012, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of March 31, 2012
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$13,215	$—	$—	$13,215
Affiliate investments	150	—	—	150
Non-affiliate investments	5,748	—	—	5,748
Total investments	19,113	—	—	19,113
Temporary cash investments	8,000	8,000	—	—
Total investments and temporary cash investments	$27,113	$8,000	$—	$19,113

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2011	$13,298	$150	$5,734	$19,182
Change in unrealized appreciation (depreciation)	(13)	—	14	1
Settlements	(70)	—	—	(70)
Fair value as of March 31, 2012	$13,215	$150	$5,748	$19,113

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2010	$17,576	$762	$9,324	$27,662
Change in unrealized appreciation (depreciation)	(877)	(139)	839	(177)
Purchase of portfolio securities	35	—	—	35
Proceeds from sales/dispositions		(712)	(9,019)	(9,731)
Realized gains (losses)		139	(994)	(855)
Settlements	(80)	—	—	(80)
Fair value as of March 31, 2011	$16,654	$50	$150	$16,854

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

Except as noted below, as compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $15,000 is paid to the Chairman of the Audit Committee and a quarterly fee of $3,750 is paid to the Chairman of the Independent Directors. We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. During 2011 and the three months ended March 31, 2012, we paid Fraser Atkinson a fee of $60,000 and $15,000, respectively, in lieu of his standard compensation as Chairman of the Audit Committee for additional duties undertaken in connection with the Fund’s review and analysis of its portfolio holdings for the year. Neither Mr. Bertrand des Pallieres, an Independent Director, nor any of our interested directors, receive annual fees for their service on the Board of Directors. The Fund incurred $0.1 million and $0.08 million in fees to our directors for the three months ended March 31, 2012 and 2011 respectively.

In June, 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. Mr. Kenneth I. Denos, Secretary of the Fund, holds a majority of the voting shares of A+ Filings. The

Fund incurred $2,000 and $7,000 in services rendered by A+ Filings for the three months ended March 31, 2012 and 2011, respectively.

On December 20, 2010, our board of directors approved a consulting agreement ("Consulting Agreement") with John A. Hardy, the Fund's Chief Executive Officer.  The Consulting Agreement provides for base compensation to Mr. Hardy of $200,000 per annum and an annual bonus based upon achievement of certain criteria.  The bonus is subject to an annual payout cap of $150,000, and any bonus earned that exceeds the payout cap will be carried over into subsequent fiscal years.  If the Consulting Agreement is terminated without cause, as defined therein, Mr. Hardy will be entitled to receive one year's base consulting fee, together with all bonuses earned and unpaid up to the date of termination.  Mr. Hardy is not entitled to participate in any employee-related benefits, including health, life and disability plans, of the Fund.  For the three months ended March 31, 2012, the Fund incurred compensation expense of $50,000, relating to Mr. Hardy’s Consulting Agreement. Mr. Hardy has further permanently waived his right to $4,897 of earned but unpaid bonus in connection with activities of the Fund during the first quarter of 2012. For the three months ended March 31, 2011, the Fund incurred compensation expense of $200,000, relating to Mr. Hardy’s Consulting Agreement which included a $150,000 cash bonus for fiscal 2011 in connection with the disposal of certain investments in January 2011 where the Fund received $10.0 million in cash. Mr. Hardy has also permanently waived his right to $620,604 of earned but unpaid bonus in connection with activities of the Fund during the first quarter of 2011.

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $18,750 for the three months ended March 31, 2012.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered. In connection with services rendered by Kenneth I. Denos, Secretary and Chief Compliance Officer of the Fund, the Fund incurred $0.06 which is included in compensation expense for the three months ended March 31, 2012 and $0.05 million which is included in compensation expense for the three months ended March 31, 2011 in the statement of operations and $0.03 million which is included in deferred offering costs on the balance sheet as of March 31, 2011.

(5) Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

(6) Portfolio Securities

During the three months ended March 31, 2012, we made no follow-on investments, nor realized any significant gains or losses on sales of portfolio securities.

Net unrealized depreciation on investments remained relatively unchanged during the three months ended March 31, 2012, at a net unrealized depreciation of $17.4 million.  Such decrease in depreciation is largely due to the following changes:

(i)	Increase in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $0.3 million due to improved productivity.
(ii)	Decrease in the fair market value of Spectrum, LLC (“Spectrum”) of $0.2 million due to the continued decline in operating performance and liquidity issues.

During the three months ended March 31, 2011, we made a follow-on investment of $0.03 million in Spectrum.

During the three months ended March 31, 2011, we realized net capital losses of $0.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain (Loss)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	$(992)
RP&C International Investments LLC	Healthcare	Affiliate	138
Various others			(1)
			$(855)

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

Net unrealized depreciation on investments increased by $0.2 million during the three months ended March 31, 2011, to a net unrealized depreciation of $27.5 million.  Such increase in depreciation resulted from the following changes:

(iii)	Decline in fair market value of ConGlobal of $1.3 million due to lower storage revenues for containers.
(iv)	Transfer of unrealized depreciation to realized depreciation for London Bridge Entertainment Partners, Ltd. (“London Bridge”) of $0.8 million due to the sale of the promissory note.
(v)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments, LLC (“RP&C”) of $0.1 million due to the maturity of the investment.
(vi)	Increase in fair market value of Spectrum of $0.4 million due to the extension of the maturity of outstanding debt and the increase in market comparables.

(9) Recent Accounting Pronouncements

In May 2011, the FASB issued changes to disclosure requirements for fair value measurements which resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). These changes become effective for interim and annual periods beginning after December 15, 2011. We adopted this standard beginning on January 1, 2012. Our implementation of this standard did not have a material impact on our process for measuring fair values, our financial position or our results of operations.

(10) Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

According to press releases issued by Orco Germany, on May 7, 2012, holders of 72.5% of all Orco Germany bondholders approved a joint restructuring of certain bond debt of Orco Germany and its parent company, Orco Property Group S.A. (“OPG”). Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA are expected to be converted into an aggregate of 26.2 million OPG shares. The OPG shares may not be traded until a prospectus is filed with and approved by the Commission de Surveillance du Secteur Financier (Luxembourg). The remaining 15.5% of the Orco Germany bonds held by each bondholder will be converted into newly-issued 6-year OPG notes with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Certain terms of the restructuring require approval of the Paris Commercial Court, which is overseeing safeguard proceedings (procédure de sauvegarde) with respect to OPG and its assets. As of March 31, 2012, Equus held 8,890 Orco Germany bonds, or approximately 6% of all Orco Germany bonds outstanding. If the terms and conditions of the joint restructuring were fulfilled, Equus would expect to receive 1,573,712 OPG Shares, and OPG notes in the face amount of €1,199,927 which, according to the EUR-USD exchange rate on May 11, 2012, is equal to $1,550,426.

On April 2, 2012, the Fund sold U.S. Treasury bills for $8.0 million and repaid the margin loan.

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

During the first twelve months after an investment is made, the original investment amount is utilized to determine the fair value unless significant developments have occurred during this twelve month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). After the twelve month period, or if material events have occurred within the twelve month period, Fund management considers a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, Fund management considers three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. Fund management allocates value to these securities based on their relative priorities. For equity securities such as warrants, the Fund may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $19.1 million and $19.2 million as of March 31, 2012 and December 31, 2011, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. One of the Fund’s portfolio investments, 8,890 Orco Germany S.A. 4% bonds due May 2012, is publicly listed on the Euro MTF Market of the Luxembourg Stock Exchange. However, there has been no recent trading activity.

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

Federal Income Taxes

We intend to comply with the requirements of the Internal Revenue Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income

(including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2011, we had a capital loss carry forward of $26.5 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Internal Revenue Code. See Note 2 to the financial statements for further discussion of the Fund’s RIC borrowings.

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

Payment in Kind Interest

We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and record it as interest income. To maintain the Fund’s status as a RIC, we must pay out to our stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

Current Market Conditions

Overall economic conditions in the United States continued to improve, albeit marginally, during the first quarter of 2012.  However, the economic recovery has been hampered by slower growth, persistent high unemployment levels and lingering softness in certain housing markets.  Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements.  Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Although market conditions for business transactions including mergers and acquisitions and private equity investments improved throughout 2010 and 2011 to their highest levels since 2008, such activity declined sharply in the first quarter of 2012, falling to its lowest levels in two years.  Notwithstanding the drop in private equity investment and business combinations during the first quarter, corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans.  Private equity firms have access to historically large amounts of committed capital as private equity activity has been lower than anticipated for nearly two years and fund raising was robust heading into the economic downturn.

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2009 and March 31, 2012 our net asset value declined from $5.74 per share to $3.56 per share.  This further impacted the closing price of our common stock, as it declined approximately 21.9% during 2010 and further declined 10.4% during 2011. As of March 31, 2012, our common stock is trading at a 36.3% discount to our net asset value.

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

Because of the nature and size of the portfolio investments, we may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the three months ended March 31, 2012 and 2011, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.5 million and $0.7 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The decrease in net investment loss generated at March 31, 2012 compared to March 31, 2011 is due primarily to the decrease in total investment income along with a decrease in compensation expense and settlement expense.

Total income from portfolio securities was $0.2 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. The $0.2 million decrease was primarily due to the decline in income producing investments and the impairment of accrued interest receivable of Spectrum Management, LLC.

Compensation expense was $0.2 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. The $0.3 million decrease was primarily due to the decline in bonus expense in accordance with the agreements with Mr. Hardy and Mr. Brown.

Settlement expense was $0.1 million for the three months ended March 31, 2011 in connection with the settlement of a lease agreement dispute with American General Insurance Company.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2012, we did not realize any material net capital gains or losses.

During the three months ended March 31, 2011, we realized net capital losses of $0.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Realized Gain (Loss)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	$(992)
RP&C International Investments LLC	Healthcare	Affiliate	138
Various others			(1)
			$(855)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments remained relatively unchanged during the three months ended March 31, 2012, at $17.4 million largely due to the following changes:

(i)	Increase in fair market value of ConGlobal of $0.3 million due to improved productivity.
(ii)	Decrease in the fair market value of Spectrum of $0.2 million due to the continued decline in operating performance and liquidity issues.

Net unrealized depreciation on investments increased by $0.2 million during the three months ended March 31, 2011, to a net unrealized depreciation of $27.5 million. Such increase in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal of $1.3 million due to lower storage revenues for containers.

(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge of $0.8 million due to the sale of the promissory note.
(iii)	Transfer of unrealized appreciation to realized appreciation for RP&C of $0.1 million due to the maturity of the investment.
(iv)	Increase in fair market value of Spectrum of $0.4 million due to the extension of the maturity of outstanding debt and the increase in market comparables.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Investments

During the three months ended March 31, 2012, we made no follow-on investments.

During the three months ended March 31, 2011, we made a follow-on investment of $0.03 million in Spectrum.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

According to press releases issued by Orco Germany, on May 7, 2012, holders of 72.5% of all Orco Germany bondholders approved a joint restructuring of certain bond debt of Orco Germany and its parent company, Orco Property Group S.A. (“OPG”). Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA are expected to be converted into an aggregate of 26.2 million OPG shares. The OPG shares may not be traded until a prospectus is filed with and approved by the Commission de Surveillance du Secteur Financier (Luxembourg). The remaining 15.5% of the Orco Germany bonds held by each bondholder will be converted into newly-issued 6-year OPG notes with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Certain terms of the restructuring require approval of the Paris Commercial Court, which is overseeing safeguard proceedings (procédure de sauvegarde) with respect to OPG and its assets. As of March 31, 2012, Equus held 8,890 Orco Germany bonds, or approximately 6% of all Orco Germany bonds outstanding. If the terms and conditions of the joint restructuring were fulfilled, Equus would expect to receive 1,573,712 OPG Shares, and OPG notes in the face amount of €1,199,927 which, according to the EUR-USD exchange rate on May 11, 2012, is equal to $1,550,426.

On April 2, 2012, the Fund sold U.S. Treasury bills for $8.0 million and repaid the margin loan.

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

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called Business Products and Services include two portfolio companies and was 18.4% of the net asset value and 36.2% of our investments in portfolio company securities (at fair value) as of March 31, 2012. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

In January 2006, Equus sold its 31.5% ownership interest in Champion Window, Inc. (“Champion”), a portfolio company of the Fund, to Atrium Companies Inc. (“Atrium”) pursuant to a Stock Purchase Agreement (“SPA”) dated December 22, 2005. The SPA contained certain limited rights of indemnification for Atrium in connection with its purchase of such ownership interest.

Atrium filed suit in the District Court of Harris County, Texas against two former officers of Atrium’s subsidiary, Champion, alleging, amongst other matters, that the former officers breached their fiduciary duties to Champion by hiring undocumented workers. This action was commenced primarily as a result of an investigation by the U.S. Immigration and Customs Enforcement agency (“ICE”) into Atrium’s hiring practices. On March 12, 2012, to protect its interests, Equus filed a Petition in Intervention in the State Court Action seeking a declaration from the Court that Equus did not owe any obligation to indemnify Atrium or Champion for any penalties, costs or fees associated with the investigation by ICE.

On March 16, 2012, Atrium and Champion filed a claim with the American Arbitration Association in Dallas, Texas, against Equus and a number of the other sellers under the SPA.

In the Arbitration Action, Atrium and Champion seek damages arising from Equus’ and the other sellers’ indemnity obligations set forth in the SPA. Atrium claims it is entitled to indemnification under the SPA for costs it has incurred in responding to an ongoing investigation by ICE. Atrium entered into a Non-Prosecution Agreement with ICE. One condition of the Non-Prosecution Agreement required Atrium to pay ICE $2,000,000. Atrium and Champion asserted two counts of breach of contract against Equus, both arising out of the alleged obligation to indemnify Atrium and Champion pursuant to certain provisions of the SPA. Atrium and Champion also asserted claims for fraudulent inducement against two former officers and directors of Champion. Through the arbitration, Atrium and Champion seek to recover an unspecified amount in the form of alleged “losses, damages, assessments, penalties, interest, reasonable attorneys’ and accountants’ fees, settlement costs, and other costs and expenses arising directly or indirectly out of or incident to,” the alleged breach of the indemnity provisions in the SPA. As a consequence of their fraudulent inducement claim against the two former officers and directors, Atrium and Champion alternatively seek equitable rescission of the SPA and exemplary damages from the two former officers and directors.

Atrium and Champion have yet to specify the amount of damages they seek from Equus or the other sellers pursuant to the alleged indemnity obligations under the SPA. Atrium and Champion have disclosed the payment of $2 million to ICE to resolve the investigation and avoid prosecution for their hiring practices.

Equus intends to vigorously contest the claims and denies that it owes any indemnity obligations to Atrium or Champion and further denies that it is in any way liable to Atrium or Champion. To the extent Atrium and Champion are able to establish a right to an indemnity, Equus will contest the amount of the claimed indemnity, inasmuch as we believe that the indemnity obligation can only exit, if at all, with respect to damages arising as a direct and proximate result of employees who were hired prior to the closing date of the 2006 sale of Champion, and not to any employee who may have been hired in the six years after the sale.

While the Fund believes the Atrium claim is without merit and the Fund intends to vigorously dispute the claim, there is a reasonable possibility of an adverse ruling which may require the Fund to indemnify Atrium. If Equus is required to indemnify Atrium and Champion, we estimate that such indemnity obligation could vary from $2.0 - $3.0 million. Pursuant to the SPA, the indemnification obligation of Equus and the other sellers is several and not joint, and any such indemnity, however uncertain, would likely be reduced proportionately to the Fund’s percentage ownership in Champion at the time of sale, which was 31.5% of Champion’s shares outstanding.

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

Item 1A. Risk Factors

There have been no material changes in the Fund’s risk factors from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2011.

Readers should carefully consider these risks and all other information contained in the annual report on Form 10-K, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones facing the Fund. Additional risks and uncertainties not presently known to the Fund, or not presently deemed material by the Fund, may also impair its operations and performance.

Item  6. Exhibits

3.	Articles of Incorporation and by-laws
(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]
10.	Material Contracts.
(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]
(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]
31.	Rule 13a-14(a)/15d-14(a) Certifications
1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer
32.	Section 1350 Certifications
1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: May 15, 2012	/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

