Form 10-Q
period 2012-06-30
EQUUS TOTAL RETURN, INC.
filed 2012-08-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File Number 814-00098

______________________

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

There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 14, 2012.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

Item  1. Financial Statements

Part I. Financial Information

(in thousands, except per share amounts)	June 30, 2012	December 31, 2011
	(Unaudited)

Assets
Investments in portfolio securities at fair value:
Control investments (cost at $8,540 and $23,353 respectively)	$553	$13,298
Affiliate investments (cost at $350 and $350 respectively)	150	150
Non-affiliate investments (cost at $13,178 and $12,878 respectively)	5,699	5,734
Total investments in portfolio securities at fair value	6,402	19,182
Cash and cash equivalents	27,039	16,813
Restricted cash and temporary cash investments	—	6,060
Accounts receivable and other	155	91
Accrued interest receivable	217	2,155
Total assets	33,813	44,301
Liabilities and net assets
Accounts payable and accrued liabilities	347	114
Accounts payable to related parties	48	39
Borrowing under margin account	—	6,000
Total liabilities	395	6,153
Commitments and contingencies
Net assets	$33,418	$38,148
Net assets consist of:
Common stock, par value	$10	$10
Capital in excess of par value	59,104	64,292
Undistributed net investment losses	(10,030)	(8,755)
Unrealized depreciation of portfolio securities, net	(15,666)	(17,399)
Total net assets	$33,418	$38,148
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.16	$3.61

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Investment income:
Interest income:
Control investments	$180	$354	$320	$670
Affiliate investments	—	—	—	4
Non-affiliate investments	31	29	118	141
Total interest income	211	383	438	815
Interest from temporary cash investments	1	9	1	16
Total investment income	212	392	439	831
Expenses:
Compensation expense	370	335	569	827
Professional fees	388	424	671	763
Director fees and expenses	110	126	250	208
Mailing, printing and other expenses	92	45	117	86
General and administrative expense	25	42	97	93
Taxes	4	121	9	121
Interest expense	—	1	1	1
Offering costs	—	300	—	300
Settlement expense	—	200	—	320
Total expenses	989	1,594	1,714	2,719
Net investment loss	(777)	(1,202)	(1,275)	(1,888)
Net realized gain (loss):
Control investments	(5,187)	(10,074)	(5,187)	(10,074)
Affiliate investments	—	—	—	138
Non-affiliate investments	—	—	—	(992)
Temporary cash investments	(1)	—	(1)	(1)
Net realized loss	(5,188)	(10,074)	(5,188)	(10,929)
Net unrealized depreciation of portfolio securities:
End of period	(15,666)	(15,727)	(15,666)	(15,727)
Beginning of period	(17,398)	(27,477)	(17,399)	(27,300)
Net change in unrealized depreciation of portfolio securities	1,732	11,750	1,733	11,573
Net increase (decrease) in net assets resulting from operations	$(4,233)	$474	$(4,730)	$(1,244)
Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.40)	$0.05	$(0.45)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	10,562	10,188	10,562	9,528

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011

Net decrease in net assets resulting from operations	$(4,730)	$(1,244)
Capital share transactions:
Shares issued for portfolio securities	—	4,625
Net increase in net assets resulting from capital share transactions	—	4,625
Increase (decrease) in net assets	(4,730)	3,381
Net assets at beginning of period	38,148	38,051
Net assets at end of period	$33,418	$41,432

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011

Reconciliation of decrease in net assets resulting from operations to net cash provided by operating activities:
Net decrease in net assets resulting from operations	$(4,730)	$(1,244)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss	5,188	10,929
Net change in unrealized depreciation of portfolio securities	(1,733)	(11,573)
Offering costs expense	—	300
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(254)
Net proceeds from dispositions of portfolio securities	4,008	9,731
Principal payments received from portfolio securities	5,618	157
Cash settlement of collateral	—	1,610
Sales of temporary cash investments, net	6,060	—
(Increase) decrease in accounts receivable and other	(64)	231
Decrease in accrued interest receivable	1,637	23
Deferred offering costs	—	(165)
Increase in accounts payable and accrued liabilities	233	230
Increase (decrease) in accounts payable-related parties	9	(24)
Net cash provided by operating activities	16,226	9,951
Cash flows from financing activities:
Borrowings under margin account	8,000	21,000
Repayments under margin account	(14,000)	(21,000)

Net cash used in financing activities	(6,000)	—
Net increase in cash and cash equivalents	10,226	9,951
Cash and cash equivalents at beginning of period	16,813	7,382

Cash and cash equivalents at end of period	$27,039	$17,333
Non-cash operating and financing activities:
Shares issued for portfolio securities	$—	$4,625
Accrued interest or dividends exchanged for portfolio securities	$301	$—

Supplemental disclosure of cash flow information:
Interest paid	$1	$5

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six months ended June 30,
	2012	2011

Investment income	$0.04	$0.09
Expenses	0.16	0.29
Net investment loss	(0.12)	(0.20)
Net realized loss	(0.49)	(1.14)
Net change in unrealized depreciation	0.16	1.21
Net decrease in net assets resulting from operations	(0.45)	(0.13)
Capital transactions:
Shares issued for portfolio securities	—	(0.17)
Dilutive effect of shares issued	—	(0.07)
Net decrease in net assets resulting from capital transactions	—	(0.24)
Net decrease in net assets	(0.45)	(0.37)
Net assets at beginning of period	$3.61	$4.29
Net assets at end of period, basic and diluted	$3.16	$3.92

Weighted average number of shares outstanding during period, in thousands	10,562	9,528
Market price per share:
Beginning of period	$2.24	$2.50
End of period	$2.44	$2.40
Selected information and ratios:
Ratio of expenses to average net assets	4.79%	6.84%
Ratio of net investment loss to average net assets	(3.56%)	(4.75%)
Ratio of net decrease in net assets resulting from operations to average net assets	(13.22%)	(3.13%)
Total return on market price(1)	8.93%	(4.00%)

(1)  Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value (1)

Control investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$250	$128
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	147
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory notes due 11/11(2)	$2,440	2,440	278
					5,290	278
Total Control investments: Majority-owned (represents 8.7% of total investments at fair value)					$8,540	$553
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$150
Total Affiliate Investments (represents 2.3% of total investments at fair value)					$350	$150
Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		1,795	-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Ogden, UT	Alternative energy	June 2007	115,180 shares common stock (0.13%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Property Group Paris, France	Real estate	April 2011	1,102,445 shares common stock		1,877	3,149
			471,170 shares common stock		802	1,271
			10% promissory note due 2018 (5)	$704	704	1,279
					3,383	5,699
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 89.0% of total investments at fair value)					$13,178	$5,699
Total Investment in Portfolio Securities					$22,068	$6,402

(1)	See Note 3 to the financial statements, Valuation of Investments.

(2)	Non-income producing.

(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.

(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

(5)	Income producing.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

June 30, 2012

(Unaudited)

Except for our holding of 1,102,455 ordinary shares of Orco Property Group S.A. (“OPG”), substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 or other relevant foreign regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of our investments, except for our holding in OPG and its controlled subsidiary, Orco Germany S.A., are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 11% of the total value of the investments in portfolio securities as of June 30, 2012

Our investments in portfolio securities consist of the following types of securities as of June 30, 2012 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$11,029	$4,570	13.7%
Secured and subordinated debt	3,144	1,557	4.7%
Limited liability company investments	6,100	275	0.8%
Preferred stock	1,795	—	—
Total	$22,068	$6,402	19.2%

Accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $0.3 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2012 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Real estate	$5,699	17.1%
Business products and services	278	0.8%
Shipping products and services	150	0.5%
Media	147	0.4%
Energy	128	0.4%
Total	$6,402	19.2%

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value (1)

Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		$1,795	$-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Ogden, UT	Alternative energy	June 2007	115,180 shares common stock (0.13%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Germany S.A. Berlin, Germany	Real estate	April 2011	8,890 4% Corporate Bonds due 5/12	$8,113	$3,083	$5,734
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 22.8% of total investments at fair value)					$12,878	$5,734
Total Investment in Portfolio Securities					$36,581	$19,182
Temporary Cash Investments
U.S. Treasury Bill (8)	Government	December 2011	UST 0% due 3/12	$6,000	$6,000	$6,000
Total Temporary Cash Investments (represents 23.8% of total investments at fair value)					$6,000	$6,000
Total Investments					$42,581	$25,182

(1)	See Note 3 to the financial statements, Valuation of Investments.

(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.
(7)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(8)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

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

June 30, 2012

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

Basis of Presentation—In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Our interim unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Securities Exchange Act of 1934, as amended. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of these interim financial statements.

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

(2) Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through June 30, 2013.

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

Cash and Temporary Cash Investments—As of June 30, 2012, we had cash and cash equivalents of $27.0 million. We had $6.4 million of our net assets of $33.4 million invested in portfolio securities.

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

Investment Commitments—As of June 30, 2012, we had no outstanding commitments to our portfolio company investments.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Cash Investments—We may periodically borrow sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be materially adverse to us and our stockholders.

We had no RIC borrowings or restricted cash as of June 30, 2012.

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

Certain Risks and Uncertainties— Economic conditions during the previous three and a half years and resulting market dislocations have resulted in a significant decline in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first six months of 2012, the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2012 operating requirements.

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

Asset approach—The Fund considers the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing its debt upon maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions which may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $6.4 million and $19.2 million as of June 30, 2012 and December 31, 2011, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. One of the Fund’s portfolio investments, the 1,102,455 ordinary shares of Orco Property Group S.A. (“OPG”), is publicly listed on the NYSE Euronext Paris Exchange. These shares were cleared for trading on July 27, 2012.

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

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We include our investing activities within cash flows from operations. We exclude “Restricted Cash & Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents. See Note 2 for further discussion of the Fund’s RIC borrowings.

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

As of June 30, 2012, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of June 30, 2012
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$553	$—	$—	$553
Affiliate investments	150	—	—	150
Non-affiliate investments	5,699	—	3,149	2,550
Total investments	6,402	—	3,149	3,253
Temporary cash investments	—	—	—	—
Total investments and temporary cash investments	$6,402	$—	$3,149	$3,253

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

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2011	$13,298	$150	$5,734	$19,182
Realized gains (losses)	(5,187)	—	—	(5,187)
Change in unrealized appreciation (depreciation)	2,069	—	(336)	1,733
Purchases of portfolio securities	—	—	301	301
Proceeds from sales/dispositions	(9,627)	—	—	(9,627)
Transfers in (out) of Level 3	—	—	(3,149)	(3,149)
Fair value as of June 30, 2012	$553	$150	$2,550	$3,253

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2010	$17,576	$762	$9,324	$27,662
Realized gains (losses)	(10,074)	139	(992)	(10,927)
Change in unrealized appreciation (depreciation)	8,302	(139)	3,410	11,573
Purchases of portfolio securities	186	—	3,083	3,269
Proceeds from sales/dispositions	(158)	(712)	(9,020)	(9,890)
Fair value as of June 30, 2011	$15,832	$50	$5,805	$21,687

(4) Related Party Transactions and Agreements

Except as noted below, as compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $15,000 is paid to the Chairman of the Audit Committee and a quarterly fee of $3,750 is paid to the Independent Chairman of the Board. We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. During 2011 and the six months ended June 30, 2012, we paid Fraser Atkinson a fee of $60,000 and $30,000, respectively, in lieu of his standard compensation as Chairman of the Audit Committee for additional duties undertaken in connection with the Fund’s review and analysis of its portfolio holdings for the year. Neither Mr. Bertrand des Pallieres, an Independent Director, nor any of our interested directors, receive annual fees for their service on the Board of Directors. The Fund incurred $250,366 and $207,943 in fees to our directors for the six months ended June 30, 2012 and 2011, respectively.

In June 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. Mr. Kenneth I. Denos, Secretary of the Fund, holds a majority of the voting shares of A+ Filings. The Fund incurred approximately $5,000 and $11,000 in services rendered by A+ Filings for the six months ended June 30, 2012 and 2011, respectively.

On December 20, 2010, the Fund approved a consulting agreement ("Consulting Agreement") with John A. Hardy, the Fund's Chief Executive Officer.  The Consulting Agreement provides for base compensation to Mr. Hardy of $200,000 per annum and an annual bonus based upon achievement of certain criteria.  The bonus is subject to an annual payout cap of $150,000, and any bonus earned that exceeds the payout cap will be carried over into subsequent fiscal years.  If the Consulting Agreement is terminated without cause, as defined therein, Mr. Hardy will be entitled to receive one year's base consulting fee, together with all bonuses earned and unpaid up to the date of termination.  Mr. Hardy is not entitled to participate in any employee-related benefits, including health, life and disability plans, of the Fund.  During the six months ended June 30, 2012, Mr. Hardy was principally responsible for the disposition of two of the Fund’s legacy portfolio investments, the gross proceeds of which totaled $11,611,143. These dispositions were the principal trigger for an annual bonus payment to Mr. Hardy for the fiscal year ended December 31, 2012 of $150,000.  For the six months ended June 30, 2012, the Fund incurred compensation expense of $250,000, relating to Mr. Hardy’s Consulting Agreement, which amount includes the bonus described above. Mr. Hardy has further waived his right to $672,585 of earned but unpaid bonus in connection with activities of the Fund during the six months ended June 30, 2012. As of June 30, 2011, the Fund incurred compensation expense of $250,000 relating to Mr. Hardy’s Consulting Agreement which included the $150,000 cash bonus for fiscal 2011 in connection with the disposal of certain investments in January 2011 where the Fund received $10,000,000 in cash.  Mr. Hardy has further permanently waived his right to $633,302 of earned but unpaid bonus in connection with activities of the Fund during the first six months of 2011.

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $37,500 for the six months ended June 30, 2012.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered. In connection with services rendered by Kenneth I. Denos, Secretary and Chief Compliance Officer of the Fund, the Fund incurred $151,500 which is included in compensation expense for the six months ended June 30, 2012. For the six months ended June 30, 2011, the Fund incurred $113,800 which is included in compensation expense in the statement of operations and $117,188 which is included in deferred offering costs on the balance sheet.

(5) Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

(6) Portfolio Securities

During the six month ended June 30, 2012, we realized capital losses of $5.2 million, including the following transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Loss
ConGlobal Industries Holdings, Inc.	Shipping products and services	Control	Disposition	$(4,114)
Sovereign Business Forms Inc.	Business products and services	Control	Disposition	(1,073)
Various others				(1)
				$(5,188)

Net unrealized depreciation on investments decreased by $1.7 million during the six months ended June 30, 2012, to a net unrealized depreciation of $15.7 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Transfer of unrealized loss to realized loss of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $1.6 million upon the divestiture of the investment.
(ii)	Transfer of unrealized loss to realized loss of Sovereign Business Forms, Inc. (“Sovereign”) of $0.6 million upon the divestiture of the investment.
(iii)	Restructuring of the Orco Germany, S.A. bonds (“Orco Germany”) with the capitalization of $0.3 million accrued interest resulting in a corresponding decrease in unrealized gain.

On May 7, 2012, holders of 72.5% of all Orco Germany bondholders approved a joint restructuring of certain bond debt of Orco Germany and its parent company, Orco Property Group S.A. (“OPG”). Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA are expected to be converted into an aggregate of 26,209,613 OPG shares to be delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which the Fund received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, is expected to be received in September 2012. The remaining 15.5% of the Orco Germany bonds held by each bondholder are expected to be converted into newly-issued 6-year OPG notes (“New OPG Notes”) with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Of the total amount of New OPG Notes issued, Equus expects to receive New OPG Notes in the face amount of €1,199,927. Certain terms of the restructuring require approval of the Paris Commercial Court, which is overseeing safeguard proceedings (procédure de sauvegarde) with respect to OPG and its assets. As of June 30, 2012, Equus held 1,102,455 OPG shares, OCA that is convertible into an additional 471,170 OPG shares, and 1,378 Orco Germany bonds, or approximately 6.0% of all Orco Germany bonds outstanding, which have yet to be converted into the New OPG Notes.

During the six month ended June 30, 2012, we made no new or follow-on investments. However, the restructuring of the Orco Germany bonds noted above resulted in the capitalization of $0.3 million accrued interest.

During the six months ended June 30, 2011, we made a follow-on investment of $0.2 million in Spectrum Management, LLC. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 bonds (“Bonds”) issued by Orco Germany, a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver the remaining 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011.

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

During the six months ended June 30, 2011, we realized net capital losses of $10.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Riptide Entertainment, LLC	Entertainment and leisure	Control	Disposition	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	Disposition	(992)
RP&C International Investments LLC	Healthcare	Affiliate	Disposition	138
Various others				(1)
				$(10,929)

During the six months ended June 30, 2011, we received $0.2 million from Sovereign Business Forms, Inc. (“Sovereign”) in the form of principal payments. During the six months ended June 30, 2011, we sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC (“RP&C”).

Net unrealized depreciation on investments decreased by $11.6 million, during the six months ended June 30, 2011, to a net unrealized depreciation of $15.7 million.  Such increase in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal of $2.5 million due to lower storage revenue for containers.

(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge of $0.8 million due to the sale of the promissory note.

(iii)	Transfer of unrealized depreciation to realized depreciation for Riptide of $10.1 million due to the sale of the promissory notes and the winding up of the entity.

(iv)	Transfer of unrealized appreciation to realized appreciation for RP&C of $0.1 million due to the maturity of the investment.

(v)	Increase in fair market value of Sovereign of $0.6 million due to improved operating performance.

(vi)	Increase in fair market value of Spectrum of $0.2 million due to the extension of maturity of outstanding debt and the reduction of the risk associated with this potential default.

(vii)	Increase in the fair market value of Orco Germany of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition.

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

(10) Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

According to press releases issued by Orco Property Group S.A. (“OPG”), on July 19, 2012, a prospectus covering the issuance of 18,361,540 new ordinary shares of OPG to various convertible bondholders was approved by the Commission de Surveillance du Secteur Financier (Luxembourg). These shares, 1,102,455 of which are held by the Fund, were admitted to trading on the NYSE Euronext on July 27, 2012. The OPG shares were received by the Fund in May 2012 as part of a restructuring of certain debts of OPG and its controlled subsidiary, Orco Germany S.A. The terms of this restructuring are summarized below under Item 2 – “Portfolio Investments.”

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

Significant Developments

The Board and Management believe that market conditions and the performance of the legacy portfolio have dictated the need to pursue a different direction for the Fund and its shareholders. The following are the significant developments that occurred during the 2nd quarter 2012:

(i)	On May 30, 2012, the Fund announced that in exchange for $5.25 million in cash, it had sold to ConGlobal Industries Holding, Inc. (“ConGlobal”), the Fund’s 34.2% equity interest in ConGlobal, together with the Fund’s promissory note issued by ConGlobal and all interest as accrued. As a result of a number of factors, including a decline in EBITDA from historical highs, together with the recent loss of two of ConGlobal’s key customer accounts in the Northwest, ConGlobal had advised Equus that it would be difficult to repay the note held by Equus, due in December 2012, in the principal amount of $6.0 million plus accrued interest of approximately $1.9 million.

The Equus note was subordinate to the position of ConGlobal’s senior lender and thus, ConGlobal was not required to pay the Fund until the senior lender had been fully paid. In addition, the Fund had held this position for over 15 years. Principally, as a result of these factors, Equus wished to monitize this position, and did not wish to grant further extensions to the maturity of the note, as it had done in the past. The Fund worked with ConGlobal to achieve a compromise which resulted in the closing of the transaction.
(ii)	On June 21, 2012, the Fund announced that it had sold to Sovereign Business Forms, Inc. (“Sovereign”), the Fund’s 55% fully-diluted equity interest in Sovereign, together with the Fund’s promissory note issued by Sovereign and all interest as accrued in exchange for $6.36 million in cash. Having held its interest in Sovereign for approximately 16 years, Equus sought to monetize its investment. In May 2011 an investment banking firm was retained to canvas potential strategic buyers, determine market interest and explore a possible sale of the company. No formal offers in a valuation range acceptable to the Fund were received. Subsequently, Sovereign’s Management, with the cooperation of the Fund, refinanced operations to obtain the capital to buy out the position held by Equus.
(iii)	On May 7, 2012, holders of 72.5% of all Orco Germany bondholders approved a joint restructuring of certain bond debt of Orco Germany and its parent company, Orco Property Group S.A. (“OPG”). Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA are expected to be converted into an aggregate of 26,209,613 OPG shares to be delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, is expected to be received in September 2012. The remaining 15.5% of the Orco Germany bonds held by each bondholder are expected to be converted into newly-issued 6-year OPG notes (“New OPG Notes”) with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Of the total amount of New OPG Notes issued, Equus expects to receive New OPG Notes in the face amount of €1,199,927. Certain terms of the restructuring require approval of the Paris Commercial Court, which is overseeing safeguard proceedings (procédure de sauvegarde) with respect to OPG and its assets. As of June 30, 2012, Equus held 1,102,455 OPG shares, OCA that is convertible into an additional 471,170 OPG shares, and 1,378 Orco Germany bonds, or approximately 6.0% of all Orco Germany bonds outstanding, which have yet to be converted into the New OPG Notes.

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

Asset approach – The Fund considers the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing its debt upon maturity; 3) Fund management believes the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions which may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $6.4 million and $19.2 million as of June 30, 2012 and December 31, 2011, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. One of the Fund’s portfolio investments, the 1,102,455 ordinary shares of Orco Property Group S.A. (“OPG”), is publicly listed on the NYSE Euronext Paris Exchange. These shares were cleared for trading on July 27, 2012.

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

Federal Income Taxes

We intend to comply with the requirements of the Internal Revenue Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2011, we had a capital loss carry forward of $26.5 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Internal Revenue Code. See Note 2 for further discussion of the Fund’s RIC borrowings.

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

Current Market Conditions

Overall economic conditions in the United States have improved, albeit marginally, during 2011 and the first six months of 2012.  However, the economic recovery has been hampered by slower growth, persistent high unemployment levels and lingering softness in certain housing markets.  Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements.  Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2009 and June 30, 2012 our net asset value declined from $5.74 per share to $3.16 per share.  This further impacted the closing price of our common stock, as it declined approximately 21.9% during 2010 and further declined 10.4% during 2011. As of June 30, 2012, our common stock is trading at a 22.9% discount to our net asset value.

Since 2010, we have executed certain initiatives to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and realize certain of our portfolio investments. Specifically, we changed the composition of our Board of Directors and Management, terminated certain of our follow-on investments, internalized the management of the Fund, suspended our managed distribution policy, modified our investment strategy to pursue shorter term liquidation opportunities, pursued non-cash investment opportunities, and sold certain of our underperforming investment holdings.  We believe these actions continue to be necessary to protect capital and liquidity during this turbulent economic period in order to preserve and enhance shareholder value. We also expect that, because of management internalization, certain expenses of the Fund will not increase commensurate with an increase in the size of the Fund and, therefore, we can achieve efficiencies in our cost structure if we are able to grow the Fund.

Liquidity and Capital Resources

We generate cash primarily from maturities, sales of securities and borrowings, as well as capital gains realized upon the sale of portfolio investments. We use cash primarily to make additional investments, either in new companies or as follow-on investments in the existing portfolio companies and to pay the dividends to our stockholders.

Because of the nature and size of the portfolio investments, we may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the six months ended June 30, 2012 and 2011, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss declined to $1.3 million for the six months ended June 30, 2012 from $1.9 million for the six months ended June 30, 2011, as the decline in total investment income was offset by a similar decline in total expenses.

Total income from portfolio securities was $0.4 million and $0.8 million for the six months ended June, 2012 and 2011, respectively. The $0.4 million decrease was primarily due to the decline in income producing investments and the impairment of accrued interest receivable of Spectrum Management, LLC.

Compensation expense was $0.6 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively. The $0.2 million decrease was due to salary and accrued bonus for the Chief Investment Officer for the six months ended June 30, 2011.

Settlement expense was $0.3 million for the six months ended June 30, 2011 in connection with the settlement of a lease agreement dispute with American General Insurance Company.

Offering costs were $0.3 million for the six months ended June 30, 2011 due to the write-off of deferred offering costs.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2012, we realized capital losses of $5.2 million including the following transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Loss
ConGlobal Industries Holdings, Inc.	Shipping products and services	Control	Disposition	$(4,114)
Sovereign Business Forms Inc.	Business products and services	Control	Disposition	(1,073)
Various others				(1)
				$(5,188)

During the six months ended June 30, 2011, we realized net capital losses of $10.9 million, including the following transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Riptide Entertainment, LLC	Entertainment and leisure	Control	Disposition	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	Disposition	(992)
RP&C International Investments LLC	Healthcare	Affiliate	Disposition	138
Various others				(1)
				$(10,929)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased by $1.7 million during the six months ended June 30, 2012, to a net unrealized depreciation of $15.7 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Transfer of unrealized loss to realized loss of ConGlobal of $1.6 million upon the divestiture of the investment.

(ii)	Transfer of unrealized loss to realized loss of Sovereign of $0.6 milliion upon the divestiture of the investment.

(iii)	Restructuring of Orco Germany bonds with the capitalization of $0.3 million accrued interest resulting in a corresponding decrease in unrealized gain.

Net unrealized depreciation on investments decreased by $11.6 million, during the six months ended June 30, 2011, to a net unrealized depreciation of $15.7 million.  Such decrease in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal of $2.5 million due to lower storage revenue for containers.

(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge of $0.8 million due to the sale of the promissory note.

(iii)	Transfer of unrealized depreciation to realized depreciation for Riptide of $10.1 million due to the sale of the promissory notes and the winding up of the entity.

(iv)	Transfer of unrealized appreciation to realized appreciation for RP&C of $0.1 million due to the maturity of the investment.

(v)	Increase in fair market value of Sovereign of $0.6 million due to improved operating performance.

(vi)	Increase in fair market value of Spectrum of $0.2 million due to the extension of maturity of outstanding debt and the reduction of the risk associated with this potential default.

(vii)	Increase in the fair market value of Orco Germany of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Investments

During the six months ended June 30, 2012, we received $6.4 million from the disposal of the Fund’s 55% fully-diluted equity interest in Sovereign, together with the Fund’s promissory note and all interest as accrued interest.

During the six months ended June 30, 2012, we received $5.3 million from the disposal of the Fund’s 34.2% fully equity interest in ConGlobal, together with the Fund’s promissory note and all interest as accrued interest.

On May 7, 2012, holders of 72.5% of all Orco Germany bondholders approved a joint restructuring of certain bond debt of Orco Germany and its parent company, Orco Property Group S.A. (“OPG”). Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA are expected to be converted into an aggregate of 26,209,613 OPG shares to be delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which the Fund received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, is expected to be received in September 2012. The remaining 15.5% of the Orco Germany bonds held by each bondholder are expected to be converted into newly-issued 6-year OPG notes (“New OPG Notes”) with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Of the total amount of New OPG Notes issued, Equus expects to receive New OPG Notes in the face amount of €1,199,927. Certain terms of the restructuring require approval of the Paris Commercial Court, which is overseeing safeguard proceedings (procédure de sauvegarde) with respect to OPG and its assets. As of June 30, 2012, Equus held 1,102,455 OPG shares, OCA that is convertible into an additional 471,270 OPG shares, and 1,378 Orco Germany bonds, or approximately 6.0% of all Orco Germany bonds outstanding, which have yet to be converted into the New OPG Notes.

During the six month ended June 30, 2012, we made no new or follow-on investments. However, the restructuring of the Orco Germany bonds noted above resulted in the capitalization of $0.3 million accrued interest.

During the six months ended June 30, 2011, we received $0.2 million from Sovereign Business Forms, Inc. in the form of principal payments. We sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (‘London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

During the six months ended June 30, 2011, we made a follow-on investment of $0.2 million in Spectrum Management, LLC. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (“Bonds”) issued by Orco Germany, a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011.

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

According to press releases issued by Orco Property Group S.A. (“OPG”), on July 19, 2012, a prospectus covering the issuance of 18,361,540 new ordinary shares of OPG to various convertible bondholders was approved by the Commission de Surveillance du Secteur Financier (Luxembourg). These shares, 1,102,455 of which are held by the Fund, were admitted to trading on the NYSE Euronext on July 27, 2012. The OPG shares were received by the Fund in May 2012 as part of a restructuring of certain debts of OPG and its controlled subsidiary, Orco Germany S.A. The terms of this restructuring are summarized above under Item 2 – “Portfolio Investments.”

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

A portion of our investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, volatility in stock markets, particularly as such fluctuations may affect Orco Property Group and other European issuers, may affect the quoted price for such stock and may therefore impact their estimated fair value. In addition, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments.

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called Real Estate includes one portfolio company and was 17.1% of the net asset value and 89% of our investments in portfolio company securities (at fair value) as of June 30, 2012. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item  1. Legal Proceedings

On April 26, 2010, the Securities and Exchange Commission (“SEC”) subpoenaed records of the Fund in connection with certain trades in the Fund’s shares by SPQR Capital LLP, SAE Capital Ltd., Versatile Systems Inc., Mobiquity Investments Limited, and anyone associated with those entities. The Fund has fully cooperated with the SEC’s request.

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

In the Arbitration Action, Atrium and Champion seek damages arising from Equus’ and the other sellers’ indemnity obligations set forth in the SPA. Atrium claims it is entitled to indemnification under the SPA for costs it has incurred in responding to an ongoing investigation by ICE. Atrium entered into a Non-Prosecution Agreement with ICE. It appears that one condition of the Non-Prosecution Agreement required Atrium to pay ICE $2,000,000. Atrium and Champion asserted two counts of breach of contract against Equus, both arising out of the alleged obligation to indemnify Atrium and Champion pursuant to certain provisions of the SPA. Atrium and Champion also asserted claims for fraudulent inducement against two former officers and directors of Champion. Through the arbitration, Atrium and Champion seek to recover an unspecified amount in the form of alleged “losses, damages, assessments, penalties, interest, reasonable attorneys’ and accountants’ fees, settlement costs, and other costs and expenses arising directly or indirectly out of or incident to,” the alleged breach of the indemnity provisions in the SPA. As a consequence of their fraudulent inducement claim against the two former officers and directors, Atrium and Champion alternatively seek equitable rescission of the SPA and exemplary damages from the two former officers and directors.

Atrium and Champion have yet to specify the amount of damages they seek from Equus or the other sellers pursuant to the alleged indemnity obligations under the SPA. Atrium and Champion have disclosed the payment of $2 million to ICE to resolve the investigation and avoid prosecution for their hiring practices.

Equus intends to vigorously contest the claims and denies that it owes any indemnity obligations to Atrium or Champion and further denies that it is in any way liable to Atrium or Champion. To the extent Atrium and Champion are able to establish a right to an indemnity, Equus will contest the amount of the claimed indemnity, inasmuch as we believe (among other defenses) that the indemnity obligation can only exist, if at all, with respect to damages arising as a direct and proximate result of employees who were hired prior to the closing date of the 2006 sale of Champion and remained in continuous employment after the 2006 sale, and not to any employee who may have been hired in the six years after the sale.

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

Item  6. Exhibits

3.	Articles of Incorporation and by-laws.
(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]
(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]
(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]
10.	Material Contracts.
(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]
(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

31.	Rule 13a-14(a)/15d-14(a) Certifications
(1)	Certification by Chief Executive Officer
(2)	Certification by Chief Financial Officer
32.	Section 1350 Certification
(1)	Certification by Chief Executive Officer
(2)	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: August 14, 2012	/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

