Form 10-Q
period 2012-09-30
EQUUS TOTAL RETURN, INC.
filed 2012-11-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 14, 2012.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

Item  1. Financial Statements

Part I. Financial Information

(in thousands, except per share amounts)	September 30, 2012	December 31, 2011
	(Unaudited)

Assets
Investments in portfolio securities at fair value:
Control investments (cost at $8,540 and $23,353 respectively)	$375	$13,298
Affiliate investments (cost at $350 and $350 respectively)	150	150
Non-affiliate investments (cost at $13,178 and $12,878 respectively)	4,808	5,734
Total investments in portfolio securities at fair value	5,333	19,182
Cash and cash equivalents	26,246	16,813
Restricted cash and temporary cash investments	—	6,060
Accounts receivable and other	148	91
Accrued interest receivable	116	2,155
Total assets	31,843	44,301
Liabilities and net assets
Accounts payable and accrued liabilities	163	114
Accounts payable to related parties	16	39
Borrowing under margin account	—	6,000
Total liabilities	179	6,153
Commitments and contingencies
Net assets	$31,664	$38,148

Net assets consist of:
Common stock, par value	$10	$10
Capital in excess of par value	59,104	64,292
Undistributed net investment losses	(10,715)	(8,755)
Unrealized depreciation of portfolio securities, net	(16,735)	(17,399)
Total net assets	$31,664	$38,148
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.00	$3.61

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Investment income (loss), net:
Interest income (loss), net:
Control investments	$(101)	$(257)	$219	$413
Affiliate investments	—	—	—	4
Non-affiliate investments	—	79	118	220
Total interest income (loss)	(101)	(178)	337	637
Interest from temporary cash investments	—	9	1	25
Total investment income (loss)	(101)	(169)	338	662

Expenses:
Compensation expense	177	250	746	1,077
Professional fees	273	263	944	1,026
Director fees and expenses	73	102	323	310
Mailing, printing and other expenses	13	55	130	141
General and administrative expense	45	29	142	122
Taxes	3	(107)	12	14
Interest expense	—	2	1	3
Offering costs	—	128	—	428
Settlement expense	—	—	—	320
Total expenses	584	722	2,298	3,441

Net investment loss	(685)	(891)	(1,960)	(2,779)

Net realized gain (loss):
Control investments	—	—	(5,187)	(10,074)
Affiliate investments	—	—	—	138
Non-affiliate investments	—	—	—	(992)
Temporary cash investments	—	(1)	(1)	(2)
Net realized loss	—	(1)	(5,188)	(10,930)

Net unrealized depreciation of portfolio securities:
End of period	(16,735)	(17,298)	(16,735)	(17,298)
Beginning of period	(15,666)	(15,727)	(17,399)	(27,300)
Net change in unrealized appreciation (depreciation) of portfolio securities	(1,069)	(1,571)	664	10,002

Net decrease in net assets resulting from operations	$(1,754)	$(2,463)	$(6,484)	$(3,707)

Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.17)	$(0.23)	$(0.61)	$(0.38)
Weighted average shares outstanding:
Basic and diluted	10,562	10,562	10,562	9,877

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Net decrease in net assets resulting from operations	$(6,484)	$(3,707)
Capital share transactions:
Shares issued for portfolio securities	—	4,626
Net increase in net assets resulting from capital share transactions	—	4,626
Increase (decrease) in net assets	(6,484)	919
Net assets at beginning of period	38,148	38,051
Net assets at end of period	$31,664	$38,970

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Reconciliation of decrease in net assets resulting from operations to net cash provided by operating activities:
Net decrease in net assets resulting from operations	$(6,484)	$(3,707)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss	5,188	10,930
Net change in unrealized depreciation of portfolio securities	(664)	(10,002)
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(392)
Net proceeds from dispositions of portfolio securities	4,008	9,730
Principal payments received from portfolio securities	5,618	280
Cash settlement of collateral	—	1,610
Sales of temporary cash investments, net	6,060	8,080
(Increase) decrease in accounts receivable and other	(57)	194
Decrease in accrued interest receivable	1,738	291
Decrease in deferred offering costs	—	428
Increase in accounts payable and accrued liabilities	49	21
Decrease in accounts payable-related parties	(23)	(32)
Net cash provided by operating activities	15,433	17,431

Cash flows from financing activities:
Deferred offering costs	—	(165)
Borrowings under margin account	8,000	28,000
Repayments under margin account	(14,000)	(36,000)
Net cash used in financing activities	(6,000)	(8,165)
Net increase in cash and cash equivalents	9,433	9,266
Cash and cash equivalents at beginning of period	16,813	7,382
Cash and cash equivalents at end of period	$26,246	$16,648
Non-cash operating and financing activities:
Shares issued in lieu of cash dividend	$—	$4,626
Accrued interest exchanged for portfolio securities	$301	$—
Supplemental disclosure of cash flow information:
Interest paid	$1	$2
Income taxes paid	$12	$—

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended September 30,
	2012	2011

Investment income	$0.03	$0.07
Expenses	0.21	0.35
Net investment loss	(0.18)	(0.28)
Net realized loss	(0.49)	(1.11)
Net change in unrealized depreciation of portfolio securities	0.06	1.01
Net decrease in net assets resulting from operations	(0.61)	(0.38)
Capital transactions:
Shares issued for portfolio securities	—	(0.16)
Dilutive effect of shares issued	—	(0.06)
Net decrease in net assets resulting from capital transactions	—	(0.22)
Net decrease in net assets	(0.61)	(0.60)
Net assets at beginning of period	3.61	4.29
Net assets at end of period, basic and diluted	$3.00	$3.69

Weighted average number of shares outstanding during period, in thousands	10,562	9,877
Market price per share:
Beginning of period	$2.24	$2.50
End of period	$2.19	$1.88
Selected information and ratios:
Ratio of expenses to average net assets	6.58%	8.93%
Ratio of net investment loss to average net assets	(5.62%)	(7.22%)
Ratio of net decrease in net assets resulting from operations to average net assets	(18.58%)	(9.63%)
Total return on market price (1)	(2.23%)	(24.80%)

(1)  Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of		Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment		Value (1)

Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$250		$92
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000		146
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850		-
			16% subordinated promissory notes due 11/11(2)	$2,440	2,440		137
					5,290		137
Total Control Investments: Majority-owned (represents 7.0% of total investments at fair value)					$8,540	$`	375
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350		$150
Total Affiliate Investments (represents 2.8% of total investments at fair value)					$350	$`	150
Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		$1,795		$-
			38,750 Class C shares preferred stock		-		-
			788,649 Class D shares 15% preferred stock		-		-
			2,218,109 Class E shares 8% preferred stock		-		-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-		-
					1,795		-
Infinia Corporation Ogden, UT	Alternative energy	June 2007	115,180 shares common stock (0.06%)		8,000		-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-		-
					8,000		-
Orco Property Group Paris, France	Real estate	April 2011	1,102,445 ordinary shares		1,877		2,395
			471,211 ordinary shares		802		1,024
			10% Promissory note due 2/18 (5)	$704	704		1,389
					3,383		4,808
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-		-
Total Non-Affiliate Investments (represents 90.2% of total investments at fair value)					$13,178		$4,808
Total Investments in Portfolio Securities					$22,068		$5,333
Total Investments					$22,068		$5,333

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Non-income producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Income producing.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2012

(Unaudited)

Except for our holding of ordinary shares of in Orco Property Group S.A. (“OPG”), substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 or other relevant foreign regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of our investments, except for our holding in OPG are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 9.8% of the total value of the investments in portfolio securities as of September 30, 2012

Our investments in portfolio securities consist of the following types of securities as of September 30, 2012 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$11,029	$3,569	11.3%
Secured and subordinated debt	3,144	1,526	4.8%
Limited liability company	6,100	238	0.7%
Preferred stock	1,795	—	0.0%
Total	$22,068	$5,333	16.8%

Accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $0.1 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2012 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Real estate	$4,808	15.2%
Media	146	0.4%
Business products and services	137	0.4%
Shipping products and services	150	0.5%
Energy	92	0.3%
Total	$5,333	16.8%

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value (1)

Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		$1,795	$-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Kennewick, WA	Alternative energy	June 2007	115,180 shares common stock (0.13%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Germany S.A. Berlin, Germany	Real estate	April 2011	8,890 4% Corporate Bonds due 5/12	$8,113	3,083	5,734
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 22.8% of total investments at fair value)					$12,878	$5,734
Total Investments in Portfolio Securities					$36,581	$19,182
Temporary Cash Investments
U.S. Treasury Bill (8)	Government	December 2011	UST 0% due 3/12	$6,000	$6,000	$6,000
Total Temporary Cash Investments (represents 23.8% of total investments at fair value)					$6,000	$6,000
Total Investments					$42,581	$25,182

(1)	See Note 3 to the financial statements, Valuation of Investments.

(2)	Income-producing.
(3)	Income on these securities is accrued to maturity.
(4)	Non-income producing.
(5)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(6)	Non-majority owned control investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 25% but not more than 50% of the voting securities of the company.
(7)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(8)	The Fund has included U.S. Treasury Bills in “Restricted Cash and Temporary Cash Investments” on the balance sheet.

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

As defined in the Investment Company Act of 1940, all of our investments, except for our holding of 8,890 Orco Germany bonds, are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 70.1% of the total value of the investments in portfolio securities as of December 31, 2011.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2011 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$13,886	$14,145	37.1%
Common stock	14,800	4,638	12.1%
Limited liability company	6,100	399	1.0%
Preferred stock	1,795	—	0.0%
Total	$36,581	$19,182	50.2%

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

September 30, 2012

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

(2) Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect the Fund’s liquidity during the reasonably foreseeable future. The Fund views this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through September 30, 2013.

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

Cash and Temporary Cash Investments—As of September 30, 2012, we had cash and cash equivalents of $26.2 million. We had $5.3 million of our net assets of $31.7 million invested in portfolio securities.

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

Investment Commitments—As of September 30, 2012, we had no outstanding commitments to our portfolio company investments.

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

We had no RIC borrowings or restricted cash as of September 30, 2012.

As of December 31, 2011, we borrowed $6.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $6.1 million. The U.S. Treasury bills were sold on January 3, 2012 and the margin loan was repaid at that time.

Certain Risks and Uncertainties— Economic conditions during the previous three and a half years and resulting market dislocations have resulted in a significant decline in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing through the nine months ended September 30, 2012, the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2012 operating requirements.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $5.3 million and $19.2 million as of September 30, 2012 and December 31, 2011, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. One of the Fund’s portfolio investments, consisting of 1,102,455 ordinary shares of Orco Property Group S.A. (“OPG”), is publicly listed on the NYSE Euronext Paris Exchange as of September 30, 2012. See Subsequent Events, describing the receipt of the additional OPG shares and the New OPG Notes, as well as the sale of 1,500,000 of the Fund’s OPG Shares for cash in October 2012.

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

As of September 30, 2012, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of September 30, 2012 (unaudited)
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$375	$—	$—	$375
Affiliate investments	150	—	—	150
Non-affiliate investments	4,808	2,395	—	2,413
Total investments	$5,333	$2,395	$—	$2,938

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2011	$13,298	$150	$5,734	$19,182
Realized gains (losses)	(5,187)	—	—	(5,187)
Change in unrealized appreciation (depreciation)	1,891	—	(473)	1,418
Purchases of portfolio securities			301	301
Proceeds from sales/dispositions	(9,627)	—	—	(9,627)
Transfers in (out) of Level 3	—	—	(3,149)	(3,149)
Fair value as of September 30, 2012	$375	$150	$2,413	$2,938

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors:

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

Significant Unobservable Inputs—Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number if inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with distinct contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples of comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs.

The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of September 30, 2012:

				Range
(in thousands)	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$1,526	Yield Analysis;	Market interest rate(s);	5.4%	12.4%
		Pending Transaction;	Discount(s) for lack of marketability;	5%	15%
		Asset Approach	Recovery rate(s)	0%	100%
Common stock	1,174	Pending Transaction	Discount(s)	0%	0%
Limited liability company investments	238	Asset Approach	Recovery rate(s)	0%	0%
	$2,938

(4) Related Party Transactions and Agreements

Except as noted below, as compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $15,000 is paid to the Chairman of the Audit Committee and a quarterly fee of $3,750 is paid to the Chairman of the Independent Directors. We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. During the nine months ended September 30, 2012 and 2011, we paid Fraser Atkinson a fee of $45,000, respectively, in lieu of his standard compensation as Chairman of the Audit Committee for additional duties undertaken in connection with the Fund’s review and analysis of its portfolio holdings for the year. Neither Mr. Bertrand des Pallieres, an Independent Director, nor any of our interested directors, receive annual fees for their service on the Board of Directors. The Fund incurred $323,457 and $309,670 in fees to our directors for the nine months ended September 30, 2012 and 2011, respectively.

In June 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. Mr. Kenneth I. Denos, Secretary of the Fund, holds a majority of the voting shares of A+ Filings. The Fund incurred $6,000 and $12,578 in services rendered by A+ Filings for the nine months ended September 30, 2012 and 2011, respectively.

On December 20, 2010, our board of directors approved a consulting agreement ("Consulting Agreement") with John A. Hardy, the Fund's Chief Executive Officer.  The Consulting Agreement provides for base compensation to Mr. Hardy of $200,000 per annum and an annual bonus based upon achievement of certain criteria.  The bonus is subject to an annual payout cap of $150,000, and any bonus earned that exceeds the payout cap will be carried over into subsequent fiscal years.  If the Consulting Agreement is terminated without cause, as defined therein, Mr. Hardy will be entitled to receive one year's base consulting fee, together with all bonuses earned and unpaid up to the date of termination.  Mr. Hardy is not entitled to participate in any employee-related benefits, including health, life and disability plans, of the Fund. During the nine months ended September 30, 2012, Mr. Hardy was principally responsible for the disposition of two of the Fund’s legacy portfolio investments, the gross proceeds of which totaled $11,611,143. These dispositions were the principal trigger for an annual bonus payment to Mr. Hardy for the fiscal year ended December 31, 2012 of $150,000. For the nine months ended September 30, 2012, the Fund incurred compensation expense of $300,000, relating to Mr. Hardy’s Consulting Agreement, which amount includes the bonus described above. Mr. Hardy has further waived his right to $672,585 of earned but unpaid bonus in connection with activities of the Fund during the nine months ended September 30, 2012. As of September 30, 2011, the Fund incurred compensation expense of $300,000 relating to Mr. Hardy’s Consulting Agreement which included the $150,000 cash bonus for fiscal 2011 in connection with the disposal of certain investments in January 2011 where the Fund received 10,000,000 in cash.  Mr. Hardy has further permanently waived his right to $648,137 of earned but unpaid bonus in connection with activities of the Fund during the nine months ended September 30, 2011.

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $56,250 for the nine months ended September 30, 2012.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered. In connection with services rendered by Kenneth I. Denos, Secretary and Chief Compliance Officer of the Fund, the Fund incurred $187,563 which is included in compensation expense for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, the Fund incurred $172,625 which is included in compensation expense in the statement of operations and $117,188 which is included in deferred offering costs on the Statement of Operations as of September 30, 2011 for services provided by Kenneth I. Denos, Secretary and Chief Compliance Officer of the Fund.

(5) Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

(6) Portfolio Securities

During the nine month ended September 30, 2012, we realized net capital losses of $5.2 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Loss
ConGlobal Industries Holding, Inc.	Shipping products and services	Control	Disposition	$(4,114)
Sovereign Business Forms, Inc.	Business products and services	Control	Disposition	(1,073)
Various others			Disposition	(1)
				$(5,188)

Net unrealized depreciation on investments decreased $0.7 million during the nine months ended September 30, 2012, to a net unrealized depreciation of $16.7 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Transfer of unrealized loss to realized loss of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $1.6 million upon the disposition of the investment.
(ii)	Transfer of unrealized loss to realized loss of Sovereign Business Forms, Inc, (“Sovereign”) of $0.6 million upon the disposition of the investment.
(iii)	Restructuring of the Orco Germany, S.A. bonds (“Bonds”) with the capitalization of $0.3 million accrued interest resulting in a corresponding decrease in unrealized gain, along with a $0.9 million decline in the fair value of the resulting new securities of Orco Property Group S.A.
(iv)	Decrease in fair market value of Spectrum Management, Inc. (“Spectrum”) of $0.2 million due to operating performance.

On May 7, 2012, holders of 72.5% of all Orco Germany bondholders approved a joint restructuring of certain bond debt of Orco Germany and its parent company, Orco Property Group S.A. Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012.

The OCA were converted into an aggregate of 26,209,613 OPG shares which were delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which the Fund received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, was received in October 2012 of which the Fund received 471,211 OPG shares. Also in October 2012, the remaining 15.5% of the Orco Germany bonds held by each bondholder were converted into newly-issued 6-year OPG notes (“New OPG Notes”) with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Of the total amount of New OPG Notes issued, Equus received New OPG Notes in the face amount of €1,200,790. As of September 30, 2012, Equus held 1,102,455 OPG shares, OCA that had yet to be converted into an additional 471,211 OPG shares, and 1,377 Orco Germany bonds, which had yet to be converted into the New OPG Notes.

See Subsequent Events, describing the receipt of the additional OPG shares and the New OPG Notes, as well as the sale of 1,500,000 of the Fund’s OPG Shares for cash in October 2012.

During the nine months ended September 30, 2012, we made no new or follow-on investments. However, the restructuring of the Orco Germany bonds noted above resulted in the capitalization of $0.3 million in accrued interest.

During the nine months ended September 30, 2011, we realized net capital losses of $10.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Loss
Riptide Entertainment, LLC	Entertainment and leisure	Control	Disposition	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	Disposition	(992)
RP&C International Investments LLC	Healthcare	Affiliate	Disposition	138
Various others				(2)
				$(10,930)

During the nine months ended September 30, 2011, we received $0.3 million from Sovereign Business Forms, Inc. in the form of principal payments. During the nine months ended September 30, 2011, we sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

Net unrealized depreciation on investments decreased by $10.0 million, during the nine months ended September 30, 2011, to a net unrealized depreciation of $17.3 million.  Such decrease in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal of $2.4 million due to the decline in operating performance.
(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge of $0.8 million due to the sale of the promissory note.
(iii)	Transfer of unrealized depreciation to realized depreciation for Riptide of $10.1 million due to the sale of the promissory notes and the winding up of the entity.
(iv)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments, LLC (“RP&C”) of $0.1 million due to the maturity of the investment.
(v)	Increase in fair market value of Sovereign of $0.3 million as Sovereign has continued to reduce its debt which has resulted in a corresponding increase its equity value.
(vi)	Decrease in fair market value of Spectrum Management, Inc. (“Spectrum”) of $0.8 million due to operating performance.
(vii)	Increase in the fair market value of Orco Germany S.A. bonds of $2.3 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by changes in exchange rate.

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

(7) Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 8, 2012, pursuant to the terms of the conversion for the original bonds, the Fund received 471,211 OPG shares. The Fund also received 6-Year OPG notes in the principal amount of €1,200,790. The OPG notes, due February 2018, bear interest of 5% cash and 5% PIK per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015.

On October 15, 2012, the Fund announced that it sold 1,500,000 of its 1,573,666 shares of OPG and received net cash proceeds of €3.8 million, or $4.9 million, based on the settlement date’s EUR-USD intra-day exchange rate of 1.293.

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

Significant Developments

The Board and Management believe that market conditions and the performance of the legacy portfolio have dictated the need to pursue a different direction for the Fund and its shareholders. The following are the significant developments that occurred during the nine months ended September 30, 2012:

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

(ii)	On June 21, 2012, the Fund announced that it had sold to Sovereign Business Forms, Inc. (“Sovereign”), the Fund’s 55% fully-diluted equity interest in Sovereign, together with the Fund’s promissory note issued by Sovereign and all interest as accrued in exchange for $6.36 million in cash. Having held its interest in Sovereign for approximately 16 years, Equus sought to monetize its investment. In May 2011 an investment banking firm was retained to canvas potential strategic buyers, determine market interest and explore a possible sale of the company. No formal offers in a valuation range acceptable to the Fund were received. Subsequently, Sovereign’s Management, with the cooperation of the Fund, refinanced operations to obtain the capital to buy out the position held by Equus.
(iii)	On May 7, 2012, holders of 72.5% of all Orco Germany bondholders approved a joint restructuring of certain bond debt of Orco Germany and its parent company, Orco Property Group S.A. (“OPG”). Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA were converted into an aggregate of 26,209,613 OPG shares which were delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which the Fund received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, was received in October 2012 of which the Fund received 471,211 OPG shares. Also in October 2012, the remaining 15.5% of the Orco Germany bonds held by each bondholder were converted into newly-issued 6-year OPG notes (“New OPG Notes”) with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Of the total amount of New OPG Notes issued, Equus received New OPG Notes in the face amount of €1,200,790. As of September 30, 2012, Equus held 1,102,455 OPG shares, OCA that had yet to be converted into an additional 471,211 OPG shares, and 1,377 Orco Germany bonds which had yet to be converted into the New OPG Notes. See Subsequent Events, describing the receipt of the additional OPG shares and the New OPG Notes, as well as the sale of 1,500,000 of the Fund’s OPG Shares for cash in October 2012.

As a result of the above mentioned developments, the Fund’s cash and cash equivalents increased from $16.8 million as of December 31, 2011 to $26.2 million as of September 30, 2012. The following is a summary of the cash the Fund has per share (in thousands, except per share amounts):

	As of the Quarter Ended
	September 30, 2012	December 31, 2011
Net assets	$31,664	$38,148
Shares outstanding	10,562	10,562
Net assets per share	$3.00	$3.61
Cash and cash equivalents	$26,246	$16,813
Cash per share	$2.48	$1.59

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $5.3 million and $19.2 million as of September 30, 2012 and December 31, 2011, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. One of the Fund’s portfolio investments, consisting of 1,102,455 ordinary shares of OPG, is publicly listed on the NYSE Euronext Paris Exchange as of

September 30, 2012. See Subsequent Events describing the receipt of additional OPG shares, a newly-issued 6-year note from OPG in the face amount of €1,200,790, and the sale of 1,500,000 of the Fund’s OPG Shares for cash in October 2012.

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

Current Market Conditions

Overall economic conditions in the United States have improved, albeit marginally.  However, the economic recovery has been hampered by slower growth and persistent high unemployment levels.  Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements.  Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Market conditions for business transactions including mergers and acquisitions and private equity investments improved throughout 2010 and 2011 to their highest levels since 2008. Despite a slowdown in M&A activity during the first quarter of 2012, the second and third quarters of 2012 saw an uptick in business combinations, as corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans.  Private equity firms have access to historically large amounts of committed capital as private equity activity has been lower than anticipated for nearly three years and fund raising remains significantly lower now than prior to the economic downturn.

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2009 and September 30, 2012 our net asset value declined from $5.74 per share to $3.00 per share.  This further impacted the closing price of our common stock, as it declined approximately 21.9% during 2010 and further declined 10.4% during 2011. As of September 30, 2012, our common stock is trading at a 27.0% discount to our net asset value.

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

Because of the nature and size of the portfolio investments, we may periodically borrow funds to make qualifying investments to maintain its tax status as a RIC. During the nine months ended September 30, 2012 and 2011, we borrowed such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss declined to $2.0 million for the nine months ended September 30, 2012 from $2.8 million for the nine months ended September 30, 2011, as the decline in total expenses was offset by a similar decline in total income.

Total investment income was $0.3 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively. The $0.4 million decrease was primarily due to the decline in income producing investments and the impairment of accrued interest receivable of Spectrum Management, LLC.

Compensation expense was $0.7 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively. The $0.4 million decrease was largely due to the salary and accrued bonus for the Fund’s former Chief Investment Officer during the nine months ended September 30, 2011.

Settlement expense was $0.3 million for the nine months ended September 30, 2011 in connection with the settlement of a lease agreement dispute with American General Insurance Company.

Offering costs were $0.4 million for the nine months ended September 30, 2011 due to the write-off of deferred offering costs.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2012, we realized net capital losses of $5.2 million including the following transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Loss
ConGlobal Industries Holding, Inc.	Shipping products and services	Control	Disposition	$(4,114)
Sovereign Business Forms, Inc.	Business products and services	Control	Disposition	(1,073)
Various others			Disposition	(1)
				$(5,188)

During the nine months ended September 30, 2011, we realized net capital losses of $10.9 million, including the following transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Loss
Riptide Entertainment, LLC	Entertainment and leisure	Control	Disposition	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	Disposition	(992)
RP&C International Investments LLC	Healthcare	Affiliate	Disposition	138
Various others				(2)
				$(10,930)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased $0.7 million during the nine months ended September 30, 2012, to a net unrealized depreciation of $16.7 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Transfer of unrealized loss to realized loss of ConGlobal of $1.6 million upon the disposition of the investment.
(ii)	Transfer of unrealized loss to realized loss of Sovereign of $0.6 million upon the disposition of the investment.

(iii)	Restructuring of the Orco Germany, S.A. bonds (“Bonds”) with the capitalization of $0.3 million accrued interest resulting in a corresponding decrease in unrealized gain, along with a $0.9 million decline in the fair value of the resulting new securities, OPG.
(iv)	Decrease in fair market value of Spectrum of $0.2 million due to operating performance.

Net unrealized depreciation on investments decreased by $10.0 million, during the nine months ended September 30, 2011, to a net unrealized depreciation of $17.3 million.  Such decrease in depreciation resulted from the following changes:

(i)	Decline in fair market value of ConGlobal of $2.4 million due to the decline in operating performance.
(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge of $0.8 million due to the sale of the promissory note.
(iii)	Transfer of unrealized depreciation to realized depreciation for Riptide of $10.1 million due to the sale of the promissory notes and the winding up of the entity.
(iv)	Transfer of unrealized appreciation to realized appreciation for RP&C of $0.1 million due to the maturity of the investment.
(v)	Increase in fair market value of Sovereign of $0.3 million as Sovereign has continued to reduce its debt which has resulted in a corresponding increase its equity value.
(vi)	Decrease in fair market value of Spectrum of $0.8 million due to operating performance.
(vii)	Increase in the fair market value of Orco Germany S.A. bonds of $2.3 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by change in exchange rate.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Investments

During the nine months ended September 30, 2012, we received $6.4 million from the disposal of the Fund’s 55% fully-diluted equity interest in Sovereign Business Forms, Inc., together with the Fund’s promissory note and all interest as accrued interest.

During the nine months ended September 30, 2012, we received $5.3 million from the disposal of the Fund’s 34.2% fully equity interest in ConGlobal Industries Holding, Inc., together with the Fund’s promissory note and all interest as accrued interest.

On May 7, 2012, holders of 72.5% of all Orco Germany bondholders approved a joint restructuring of certain bond debt of Orco Germany and its parent company, Orco Property Group S.A. Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into OCA on May 9, 2012. The OCA are expected to be converted into an aggregate of 26,209,613 OPG shares to be delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which the Fund received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, was received in October 2012. Also in October, the remaining 15.5% of the Orco Germany bonds held by each bondholder was converted into newly-issued 6-year OPG notes (“New OPG Notes”) with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Of the total amount of New OPG Notes issued, Equus received New OPG Notes in the face amount of €1,200,790. As of September 30, 2012, Equus held 1,102,455 OPG shares, OCA that had yet to be converted into an additional 471,211 OPG shares, and 1,377 Orco Germany bonds, which had yet to be converted into the New OPG Notes.

During the nine month ended September 30, 2012, we made no new or follow-on investments. However, the restructuring of the Orco Germany bonds noted above resulted in the capitalization of $0.3 million in accrued interest.

During the nine months ended September 30, 2011, we received $0.3 million from Sovereign Business Forms, Inc. in the form of principal payments. During the nine months ended September 30, 2011, we sold our promissory notes in 1848 Capital Partners, LLC (“1848”), Big Apple Entertainment Partners, LLC (“Big Apple”), and London Bridge Entertainment Partners, Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  The Fund allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On October 8, 2012, pursuant to the terms of the conversion for the original bonds, the Fund received 471,211 OPG shares. The Fund also received 6-Year OPG notes in the principal amount of €1.2 million. The OPG notes, due February 2018, bear interest of 5% cash and 5% PIK per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015.

On October 15, 2012, the Fund announced that it sold 1,500,000 of its 1,573,666 shares of OPG and received net cash proceeds of €3.8 million, or $4.9 million, based on the settlement date’s EUR-USD intra-day exchange rate of 1.293.

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

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called Real Estate includes one portfolio company and was 15.2% of the net asset value and 90.2% of our investments in portfolio company securities (at fair value) as of September 30, 2012. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On August 12, 2012, Paula Douglass filed a lawsuit against the Fund and members of the Board of Directors in the District Court of Harris County, Texas. Ms. Douglass’ complaint alleges various causes of action, including minority shareholder oppression, dilution, and breach of fiduciary duty, and seeks unspecified damages and attorney’s fees. The Fund considers the lawsuit as being without merit and intends to defend the matter vigorously.

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

Item  6. Exhibits

3.	Articles of Incorporation and by-laws
(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]
10.	Material Contracts.
(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]
(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]
31.	Rule 13a-14(a)/15d-14(a) Certifications
1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer
32.	Section 1350 Certifications
1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer

EQUUS TOTAL RETURN, INC.

Date: November 14, 2012	/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

