Form 10-K
period 2012-12-31
EQUUS TOTAL RETURN, INC.
filed 2013-03-27
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $15,294,262 computed on the basis of $2.44 per share, closing price of the common stock on the New York Stock Exchange on June 30, 2012. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding as of March 26, 2013. The net asset value of a share as of December 31, 2012 was $3.11

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2013 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

PART I

Item 1. Business

Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” or the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This new strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including bonds, subordinated debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.   We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies.  Given market conditions over the past several years and the performance of our portfolio, our management and board of directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

Equus is a closed-end management investment company that has elected to be treated as a business development company (hereafter, “BDC”) under the Investment Company Act of 1940 (“1940 Act”). In order to remain a business development company, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur. Equus is also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986. As such, we are not required to pay corporate-level income tax on the Fund’s investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements. For a discussion of these requirements necessary to maintain our status as a BDC and as a RIC, please see “Business Development Company Requirements” and “Regulated Investment Company Tax Status,” respectively.

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

Significant Developments

Our Board of Directors (sometimes referred to as the “Board”) and management of the Fund (“Management”) continue to believe that current market conditions and recent portfolio performance dictate the need to pursue a more active role in the management of these investments and to seek liquidity events at the appropriate time to protect and enhance shareholder value. These activities include continuous monitoring and intensive reviews of portfolio company performance and expectations, providing follow-on capital when necessary, exploration of liquidity events for certain portfolio companies to position the Fund to maximize investment returns, and actively pursuing suitable new investments for the Fund. Consistent with that strategy, the following transactions were consummated in 2012:

(i)	On May 30, 2012, we announced that, in exchange for $5.25 million in cash, we had sold to ConGlobal Industries Holding, Inc. (“ConGlobal”), the Fund’s 34.2% equity interest in ConGlobal, together with the Fund’s promissory note issued by ConGlobal and all interest as accrued. As a result of a number of factors, including a decline in EBITDA from historical highs, together with the recent loss of two of ConGlobal’s key customer accounts in the Northwest, ConGlobal had advised us that it would be difficult for it to repay the note held by Equus, due in December 2012, in the principal amount of $6.0 million plus accrued interest of approximately $1.9 million.

The Equus note was subordinate to the position of ConGlobal’s senior lender and thus, ConGlobal was not required to pay us until the senior lender had been fully paid. In addition, we had held this position for over 15 years. Principally, as a result of these factors, we wished to monetize this position, and did not wish to grant further extensions to the maturity of the note, as we had done in the past. We worked with ConGlobal to achieve a compromise which resulted in the closing of the transaction.

(ii)	On June 21, 2012, we announced that we had sold to Sovereign Business Forms, Inc. (“Sovereign”), the Fund’s 55% fully-diluted equity interest in Sovereign, together with the Fund’s promissory note issued by Sovereign and all interest as accrued, in exchange for $6.36 million in cash. Having held our interest in Sovereign for approximately 16 years, we sought to monetize the Fund’s investment. In May 2011 an investment banking firm was retained to canvas potential strategic buyers, determine market interest and explore a possible sale of the company. No formal offers in a valuation range acceptable to the Fund and/or Sovereign were received. Subsequently, Sovereign’s management, with the cooperation of the Fund, refinanced operations to obtain the capital to buy out the position held by Equus.

(iii)	On October 15, 2012, we announced the sale of 1,500,000 of our 1,573,666 shares of Orco Property Group S.A. (“OPG”) for net cash proceeds of €3.8 million [$4.9 million]. The OPG shares and €1,200,790 10% notes of OPG due February 2018 (“New OPG Notes”) were received as a result of the conversion of our original purchase of 8,890 4% bonds due May 2012 of Orco Germany S.A., a controlled subsidiary of OPG. As of December 31, 2012, we continue to hold 73,666 OPG shares and the New OPG Notes.

(iv)	On December 27, 2012, we invested an additional $6.8 million in Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 150 producing and non-producing oil and gas wells, including associated development rights of approximately 23,000 acres situated on 15 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators, including a major multi-national oil and gas conglomerate which has operating responsibility for approximately half of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil & gas firm.

Investment Objective

Our investment objective is to maximize the total return to our stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of small and middle market capitalization companies that are generally not publicly traded at the time of our investment. As a result of our endeavors in the energy sector, we also seek to purchase working interests and revenue leasehold interests in oil and gas properties, although we remain open to exploring investment opportunities in a variety of other sectors, such as real estate.  As we grow and develop the Fund, we intend to include investments in progressively larger enterprises.

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

Management Assistance and Substantial Equity. Given the requirements of a BDC under the 1940 Act, we seek to invest in companies that will permit substantial managerial assistance including representation on the board of directors of the company or its equivalent. With regard to equity investments, we desire to obtain a substantial investment position in portfolio companies. This position may be as a minority shareholder with certain contractual rights and powers, or as a majority shareholder, and should otherwise allow us to have substantive input on the direction and strategies of the portfolio company.

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

Providing Management Assistance and Monitoring of Investments. Successful private equity investments typically require active monitoring of, and significant participation in, major business decisions of portfolio companies. In many cases, officers and directors of the Fund serve as members of the boards of directors of portfolio companies. Such management assistance is required of a BDC under the 1940 Act. We seek to provide guidance and management assistance with respect to such matters as capital structure, acquisitions, budgets, profit goals, corporate strategy, portfolio management and potential sale of the company or other exit strategies. In connection with their service as directors of portfolio companies, officers and directors of the Fund may receive and retain directors’ fees or reimbursement for expenses incurred, and may participate in incentive stock option plans for non-employee directors, if any. When necessary and as requested by any portfolio company, Management, on behalf of the Fund, may also assign staff professionals with financial or management expertise to assist portfolio company management.

Follow-On Investments

Following our initial investment, a portfolio company may request that we make follow-on investments by providing additional equity or loans needed to fully implement their business plans to develop a new line of business or to recover from unexpected business problems or other purposes. In addition, follow-on investments may be made to exercise warrants or other preferential rights granted to the Fund or otherwise to increase our position in a portfolio company. We may make follow-on investments in portfolio companies from cash on hand or borrow all or a portion of the funds required. If we are unable to make follow-on investments due to lack of available capital, the portfolio company in need of the investment may be negatively impacted and our equity interest in the portfolio company may be diluted if outside equity capital is required.

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

Current Portfolio Companies

For a description of our current portfolio company investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Portfolio Securities.”

Valuation

On at least a quarterly basis, Management values our portfolio investments. These valuations are subject to the approval and adoption of the Board. Valuations of our portfolio securities at “fair value” are performed in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The fair value of investments for which no market exists (which includes most of the Fund’s investments) is determined through procedures established in good faith by the Board. As a general principle, the current “fair value” of an investment is the amount the Fund might reasonably expect to receive upon its sale in an orderly manner. There are a range of values that are reasonable for such investments at any particular time.

The Fund bases adjustments upon such factors as the portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful or substantially declining operations, the Fund may base a portfolio company’s fair value upon the company’s estimated liquidation value. Fair valuations are necessarily subjective, and management’s estimate of fair value may differ materially from amounts actually received upon the disposition of its portfolio securities. Also, any failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in increased volatility and result in a significant and rapid change in its value.

Our general intent is to hold our loans to maturity when appraising our privately held debt investments. As such, we believe that the fair value will not exceed the cost of the investment. However, in addition to the previously described analysis involving allocation of value to the debt instrument, we perform a yield analysis to determine if a debt security has been impaired.

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

On a daily basis, we adjust net asset value for changes in the value of publicly held securities, if any, and for material changes in the value of investments in securities issued by private companies. We report these amounts to Lipper Analytical Services, Inc. The Fund’s weekly and our daily net asset values appear in various publications, including “Barron’s” and “The Wall Street Journal”.

Competition

We compete with a large number of public and private equity and mezzanine funds and other financing sources, including traditional financial services companies such as finance companies and commercial banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Our competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

Business Development Company Requirements

Qualifying Assets. As a BDC, we may not acquire any asset other than qualifying assets, as defined by the 1940 Act, unless, at the time the acquisition is made the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are the following:

•	securities purchased in transactions not involving any public offering from an issuer that is an eligible portfolio company. An eligible portfolio company is any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly-owned by the BDC, and (c) either (i) (A) does not have any class of securities with respect to which a broker or dealer may extend margin credit, (B) is controlled by the BDC either singly or as part of a group and an affiliated person of the BDC is a member of the issuer’s board of directors, or (C) has total assets of not more than $4 million and capital and surplus of at least $2 million, or (ii) does not have any class of securities listed on a national securities exchange, unless the total market capitalization of such issuer does not exceed $250 million. Qualifying assets may also include follow-on investments in a company that was a particular type of eligible portfolio company at the time of the BDC’s initial investment, but subsequently did not meet the definition;

•	securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act.

To include certain securities above as qualifying assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance, such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide significant managerial assistance to each of our portfolio companies.

Temporary Investments. Pending investment in portfolio companies, we invest our available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year

(collectively, “Temporary Investments”). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody’s Investor Services, Inc. or Standard & Poor’s Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether we have 70% of our total assets invested in qualifying assets or in qualified Temporary Investments for purposes of the BDC provisions of the 1940 Act.

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

No Redemption Rights. Since we are a closed-end BDC, our stockholders have no right to present their shares to the Fund for redemption. Recognizing the possibility that our shares might trade at a discount, our Board has determined that it would be in the best interest of our stockholders for the Fund to be authorized to attempt to reduce or eliminate a market value discount from net asset value. Accordingly, from time to time we may, but are not required to, repurchase our shares (including by means of tender offers) to attempt to reduce or eliminate any discount or to increase the net asset value of our shares.

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

Regulated Investment Company Tax Status

We operate to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). If we qualify as a RIC and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our stockholders. Taxable income generally differs from net income as defined by accounting principles generally accepted in the United States of America due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

Generally, in order to maintain our status as a RIC, we must (i) continue to qualify as a BDC; (ii) distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, as defined by the Code; (iii) derive in each taxable year at least 90% of our gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities as defined by the Code; and (iv) meet investment diversification requirements. The diversification requirements generally require us at the end of each quarter of the taxable year to have (a) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other regulated investment companies and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the value of our assets invested in the securities of one issuer (other than U.S. government securities and securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

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

If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a regulated investment company in any taxable year, we will be subject to tax in such year on all of our taxable income, regardless of whether we make any distribution to our stockholders. In addition, in that case, all of our distributions to our stockholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits). We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income; however, none have been necessary in recent years.

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

Transfer and Disbursing Agent

We employ American Stock Transfer & Trust Company as our transfer agent to record transfers of our shares, maintain proxy records and to process distributions. The principal business office of our transfer agent is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219.

Certifications

In July 2012, we submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have substantially greater financial resources than the Fund reducing the number of suitable investment opportunities offered or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require a good faith estimate of fair value for which a change in estimate could affect the Fund’s net asset value; (iv) our investments in securities of privately held companies may be illiquid which could affect out ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on its investments which could affect the Fund’s operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (iv) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless the Fund maintains an asset coverage of at least 200%, which may affect returns to our stockholders; (xii) we may fail to continue to qualify for our pass-through treatment as a RIC which could have an effect on stockholder returns; (xiii) our common stock price may be volatile; and (xiv) general business and economic conditions and other risk factors described in its reports filed from time to time with the Securities and Exchange Commission. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

Our net asset value is based on the value we assign to our portfolio investments. Except for our holding of shares and notes of OPG, we determine the value of our investments in securities for which market quotations are not available as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Because of the inherent uncertainty of the valuation of portfolio securities that do not have readily ascertainable market values, our fair value determination may differ materially from the value that would have been used had a ready market existed for the securities. We determine the fair value of investments for which no market quotations are available based upon a methodology that we believe reaches a reasonable estimation of fair value. However, we do not necessarily apply multiple valuation metrics in reaching this determination and, in some cases, we do not obtain any third party valuations before reaching this determination. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of interest income recognition.  Our net asset value could be affected materially if our determinations of the fair value of our investments differ significantly from values based on a ready market for these securities.

We depend upon Management for our future investment success.

We depend upon the diligence and skill of Management to select, structure, close and monitor our investments. Management is responsible for identifying, structuring, evaluating, monitoring, and disposing of our investments, and the services they collectively provide significantly impact our results of operations. Our future success will depend to a significant extent on the continued service and coordination of Management. Our success will depend on our ability to retain our existing Management and to recruit additional other highly qualified individuals. If we are unable to integrate new investment and management personnel, we may be unable to achieve our desired investment results.

Management may not be able to implement our investment objective successfully.

Our current portfolio represents a shift from a regional focus and a record of investing in basic manufacturing and service companies to an investment strategy focused in a variety of sectors such as energy and real estate. Given recent economic events and changes in our Board and Management, we have revised our strategy to be more opportunistic, emphasizing investments which generate regular cash income and distributions, with less regard for a particular industry sector. In order to implement our investment strategy, Management must analyze, conduct due diligence, invest in, monitor and sell investment interests in industries in which many of them have not previously been involved. Also, we expect that our investment strategy will continue to require Management to investigate and monitor investments that are much more broadly dispersed geographically. In addition, Management is required to provide valuations for investments in a broader range of securities, including debt securities, which may require expertise beyond that previously required. We cannot assure investors that the overall risk of their investment in the Fund will be reduced as a result of our investment strategy.  If we cannot achieve our investment objective successfully, the value of your investment in our common stock could decline substantially.

We may not realize gains from our equity investments.

We frequently invest in the equity securities of our portfolio companies. Also, when we make a loan, we generally receive warrants to acquire stock issued by the borrower. Ultimately, our goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Several of our portfolio companies have experienced net losses in recent years or have negative net worth as of their most recent available balance sheet date.  At December 31, 2012, several of our portfolio investments had estimated fair values, based upon our valuation methodologies, significantly below the initial cost of such investments. At December 31, 2012, the cost basis of our portfolio investments was $26.5 million and our estimated fair value was $9.2 million. Also, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them. Given these factors, there is a risk that we will not realize gains upon the sale of those or other equity interests that we hold.

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

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company.  In view of the net asset value of the Fund as of December 31, 2012, however, we would expect that any new investments may exceed this percentage for the immediate future.  Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

Except for our holdings in respect of OPG, our portfolio consists entirely of securities issued by privately-held companies. There is generally little or no publicly available information about such companies, and we must rely on the diligence of Management to obtain the information necessary for our decision to invest in them and in order to monitor them effectively. We cannot assure you that such diligence efforts will uncover all material information about such privately held businesses necessary to make fully informed investment decisions.

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

We may utilize leverage for the Fund or its subsidiaries by borrowing or issuing preferred stock or short-term debt securities.  Borrowings and other capital generated from leverage will result in lenders and other creditors with fixed dollar claims on our assets that are superior to the claims of our common shareholders.  If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged.  Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed.  Leverage is generally considered a speculative investment technique.

Our business depends on external financing.

Our business requires a substantial amount of cash to operate.  We may borrow funds to pay contingencies or expenses or to make investments, to maintain our pass-through tax status as a RIC under Subchapter M of the Code.  We are permitted under the 1940 Act to borrow if, immediately after the borrowing, we have an asset coverage ratio of at least 200%.  That is, we may borrow an amount equal to as much as 50% of the fair value of our total assets (including investments made with borrowed funds).  The amount and nature of any such borrowings depend upon a number of factors over which we have no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of our stockholders.  The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in our net asset value.  While the “spread” between the current yields on our investments and the cost of any loan would augment the return to our stockholders, if the spread narrows (because of an increase in the cost of debt or insufficient income on our investments), distributions to our stockholders could be adversely affected.  This may render us unable to meet our obligations to our lenders, which might then require us to liquidate some or all of our investments.  There can be no assurance that we would realize full value for our investments or recoup all of our capital if we needed to liquidate our portfolio investments.

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

Our net assets have declined substantially since 2008 and we have had net investment losses in four out of the past five years.

Our net assets have declined from $78.4 million at the end of 2008 to $32.9 million as of December 31, 2012.  Moreover, we have had net investment losses in four out of the past five years, with a net investment loss of $2.7 million for the year ended December 31, 2012.  We cannot assure you that we will be able to increase our net assets or generate net investment income.  If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, its results of operation, and its financial condition.  You could lose all or a substantial amount of your investment in the Fund as a result.

We may not be able to recommence our managed distribution policy and you might not receive dividends on your shares.

On March 24, 2009, we announced a suspension of our managed distribution policy and payment of quarterly dividends for an indefinite period, following the distribution of the first quarter 2009 dividend paid on March 30, 2009.  As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year.  In the first six months of 2010, we under went certain changes in our Board and Management.  These changes have been pursued, in part, with the objective of increasing the number of attractive investment opportunities to us and revising our investment strategy to include more recurrent cash income producing investments, all of which could ultimately result in the resumption of our managed distribution policy at some time in the future.  The implementation of these revisions to our investment strategy and the recurrent generation of cash income from our investments, however, cannot be guaranteed.  If we were unable to resume our managed distribution policy and were further unable to profitably sell or otherwise dispose of our portfolio company investments, you might not receive dividends on your shares.

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

Our investment strategy contemplates that a portion of our investments may be made in securities of foreign companies, such as our holdings in OPG.  Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks may include fluctuations in foreign currency values, changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

An economic downturn may adversely affect companies having an enterprise value varying from $5 to $75 million, which are our primary market for investments.  During periods of volatile economic conditions such as presently exists generally in the United States, these companies often experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs.  During such periods, these companies also may have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due.  Any of the foregoing developments could cause the value of our investments in these companies to decline.  In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments.  Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

In January 2006, we sold our 31.5% ownership interest in Champion Window, Inc. (“Champion”), a portfolio company of the Fund, to Atrium Companies Inc. (“Atrium”) pursuant to a Stock Purchase Agreement (“SPA”) dated December 22, 2005. The SPA contained certain limited rights of indemnification for Atrium in connection with its purchase of such ownership interest.

Atrium filed suit in the District Court of Harris County, Texas against two former officers of Atrium’s subsidiary, Champion, alleging, amongst other matters, that the former officers breached their fiduciary duties to Champion by hiring undocumented workers. This action was commenced primarily as a result of an investigation by the U.S. Immigration and Customs Enforcement agency (“ICE”) into Atrium’s hiring practices. On March 12, 2012, to protect our interests, we filed a Petition in Intervention in the State Court Action seeking a declaration from the court that Equus did not owe any obligation to indemnify Atrium or Champion for any penalties, costs or fees associated with the investigation by ICE.

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

We intend to vigorously contest the claims and deny that the Fund owes any indemnity obligations to Atrium or Champion and further deny that the Fund is in any way liable to Atrium or Champion. To the extent Atrium and Champion are able to establish a right to an indemnity, we will contest the amount of the claimed indemnity, inasmuch as we believe (among other defenses) that the indemnity obligation can only exist, if at all, with respect to damages arising as a direct and proximate result of employees who were hired prior to the closing date of the 2006 sale of Champion and remained in continuous employment after the 2006 sale, and not to any employee who may have been hired in the six years after the sale.

While we believe the Atrium claim is without merit and we intend to vigorously dispute the claim, there is a reasonable possibility of an adverse ruling which may require us to indemnify Atrium. If we are required to indemnify Atrium and Champion, we estimate that such indemnity obligation could vary from $2.0 - $3.0 million. Pursuant to the SPA, the indemnification obligation of Equus and the other sellers is several and not joint, and any such indemnity, however uncertain, would likely be reduced proportionately to our percentage ownership in Champion at the time of sale, which was 31.5% of Champion’s shares outstanding.

On August 12, 2012, Paula Douglass filed a lawsuit against the Fund and members of the Board of Directors in the District Court of Harris County, Texas. Ms. Douglass’ complaint alleges various causes of action, including minority shareholder oppression, dilution, and breach of fiduciary duty, and seeks unspecified damages and attorney’s fees. We consider the lawsuit as being without merit and intend to defend the matter vigorously.

From time to time, the Fund is also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations.

Item  4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “EQS”. We had approximately 3,100 stockholders as of December 31, 2012, 806 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2012, our net asset value was $3.11 per share of our common stock.

The following table reflects the high and low closing sales prices per share of our common stock on the New York Stock Exchange, net asset value, or NAV and quarterly dividends declared per share for the two years ended December 31, 2012, by quarter:

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$2.27	$2.44	$2.46	$2.49	$2.92	$2.78	$2.46	$2.51
Low	$1.96	$1.96	$2.11	$2.05	$2.41	$2.36	$1.88	$1.82
NAV	$3.56	$3.16	$3.00	$3.11	$4.10	$3.92	$3.69	$3.61
Dividends Declared	$—	$—	$—	$—	$—	$—	$—	$—

As a RIC, we are required to distribute to our stockholders, in a timely manner, at least 90% of our taxable net investment income each year. If we do not distribute, in a timely manner, 98.2% of our taxable net capital gains and 90% of our taxable net investment income each year (as well as any portion of the respective 2% balances not distributed in the previous year), we will be subject to a 4%

non-deductible federal excise tax on certain undistributed income of regulated investment companies. Under the 1940 Act, we are not permitted to pay dividends to stockholders unless we meet certain asset coverage requirements. If taxable net investment income is retained, we will be subject to federal income and excise taxes. We reserve the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and our stockholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their fund shares by the difference between their undistributed capital gains and their tax credit. The 2010 RIC Modernization Act increases the percentage of pre-October 31 capital gains included in the required distribution amount to 98.2% and provides for the inclusion of amounts for which estimated tax was paid during the calendar year in the distributed amount.

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

On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% Bonds due May 2012 issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011. Neither of the selling bondholders are “U.S. Persons” as defined in Section 903 of the Securities Act of 1933 (“Securities Act”) and no solicitation was made and no underwriting discounts were given or paid in connection these transactions. We believe that the issuance of the shares in connection with the purchase of the Bonds and the receipt of cash was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2012 (in thousands, except per share data):

	2012	2011	2010	2009	2008
(in thousands, except per share amounts)
Total investment income	$516	$539	$2,904	$3,771	$3,181
Net investment (loss) income	$(2,653)	$(3,500)	$(770)	$195	$(713)
Net realized gain (loss) of portfolio securities	$(2,797)	$(10,930)	$(7)	$(15,555)	$924
Net change in unrealized appreciation (depreciation)
of portfolio securities	$177	$9,901	$(12,073)	$(12,172)	$(19,873)
Net increase (decrease) in net assets resulting
from operations	$(5,273)	$(4,529)	$(12,850)	$(27,532)	$(19,662)
Distribution from net investment income	$—	$—	$—	$(195)	$—
Return of capital distribution	$—	$—	$—	$(726)	$(3,267)
Distribution of realized gains	$—	$—	$—	$—	$(2,065)
Total assets	$33,283	$44,301	$53,454	$81,007	$124,063
Total net assets	$32,875	$38,148	$38,051	$50,901	$78,435
Net cash (used in) provided by operating activities	$12,874	$18,596	$16,599	$12,361	$(32,138)
Shares outstanding at end of year	10,562	10,562	8,862	8,862	8,565
Weighted average shares outstanding, basic	10,562	10,049	8,862	8,790	8,429

Per Share Data:
	2012	2011	2010	2009	2008
Net investment (loss) income	$(0.25)	$(0.35)	$(0.09)	$0.02	$(0.08)
Net realized gain (loss) of portfolio securities	$(0.27)	$(1.09)	$—	$(1.77)	$0.11
Net change in unrealized appreciation (depreciation)
of portfolio securities	$0.02	$0.99	$(1.36)	$(1.38)	$(2.36)
Net increase (decrease) in net amounts resulting from
operations per share, basic and diluted	$(0.50)	$(0.45)	$(1.45)	$(3.13)	$(2.33)
Distribution from net investment income	$—	$—	$—	$(0.02)	$—
Return of capital distribution	$—	$—	$—	$(0.09)	$(0.39)
Distribution of realized gains	$—	$—	$—	$—	$(0.24)
Net asset value (including unrealized appreciation/depreciation)	$3.11	$3.61	$4.29	$5.74	$9.16

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2012, we did not incur any non-recurring expenses. During 2011, we incurred non-recurring expenses, including settlement expenses, related to the various legal proceedings described in Item 3 above, of $0.3 million, as well as offering costs of $0.4 million. During 2010, professional fees and other expenses incidental to our annual meeting and proxy contest were $0.7 million.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “—Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2012, we had invested 28.1% of our net assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 1.2% by value in shares of common stock, 21.3% in membership interests in limited liability companies, and 5.6% in various debt instruments.

Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2012, we had no outstanding commitments to our portfolio company investments.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2012 and 2011, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

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

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake any such share repurchases, nor do we anticipate taking such action in 2013.

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

Valuation of Investments— Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with GAAP and the financial reporting policies of the Securities and Exchange Commission (“SEC”). The applicable methods prescribed by such principles and policies are described below:

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). As of December 31, 2012, these securities, consisting of our holdings in the New OPG Notes, represented 15.4% of our investments in portfolio securities. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

During the first twelve months after an investment is made, we rely on the original investment amount to determine the fair value unless significant developments have occurred during this 12 month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). After the 12 month period, or if material events have occurred within the twelve month period, we consider a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, we consider three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. We allocate value to these securities based on their relative priorities. For equity securities such as warrants, we may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model.

Market approach – The market approach typically employed by Management calculates the enterprise value of a company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company for the trailing twelve month period.  Adjustments to the company’s EBITDA, including those for non-recurring items, may be considered. Multiples are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. We will apply liquidity and other discounts it deems appropriate to equity valuations where applicable. We may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Income approach – The income approach typically utilized by Management calculates the enterprise value of a company utilizing a discounted cash flow model incorporating projected future cash flows of the company.  Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. We will apply liquidity and other discounts it deems appropriate to equity valuations where applicable.

Asset approach – We consider the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing the its debt upon maturity; 3) we believe the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

Our general intent is to hold our loans to maturity when appraising our privately held debt investments. As such, we believe that the fair value will not exceed the cost of the investment. However, in addition to the previously described analysis involving allocation of value to the debt instrument, we perform a yield analysis to determine if a debt security has been impaired.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $9.0 million and $19.2 million as of December 31, 2012 and 2011, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2012, one of our portfolio investments, consisting of 73,666 ordinary shares of OPG, was publicly listed on the NYSE Euronext Paris Exchange, along with €1,200,790 in newly-issued 6-year OPG Notes. As of December 31, 2011,we held 8,890 4% bonds due May 2012 issued by Orco Germany S.A. were publicly listed on the Euro MTF Market of the Luxemburg Stock Exchange. However, there had been no recent trading activity.

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

Federal Income Taxes

We intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2012, we had a capital loss carry forward of $29.3 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Code. See “—Overview – Financing Activities” above.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued changes to disclosure requirements for fair value measurements which resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. These changes become effective for interim and annual periods beginning after December 15, 2011. We adopted this standard beginning on January 1, 2012. Our implementation of this standard did not have a material impact on our process for measuring fair values, our financial position or our results of operations.

Current Market Conditions

Overall economic conditions in the United States have improved, albeit marginally.  However, the economic recovery has been hampered by slower growth and persistent high unemployment levels. The U.S. Congressional Budget Office is forecasting continuing sluggish growth for the remainder of 2013, with a projected unemployment rate exceeding 7.5% at year end.

Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements.  Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Market conditions for business transactions including mergers and acquisitions and private equity investments improved throughout 2010 and continued through 2012, as corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans.  Private equity firms have access to historically large amounts of committed capital as private equity activity has been lower than anticipated for nearly three years and fund raising remains significantly lower now than prior to the economic downturn.

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2008 and December 31, 2012 our net asset value declined from $9.16 per share to $3.11 per share.  This further impacted the trading price of our common stock, as it declined approximately 21.9% during 2010 and further declined 10.4% during 2011, but increased 5.36% during 2012. As of December 31, 2012, our common stock is trading at a 24.0% discount to our net asset value.

Over the past several years, we have executed certain initiatives to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and realize certain of our portfolio investments. Specifically, we changed the composition of our Board of Directors and Management, terminated certain of our follow-on investments, internalized the management of the Fund, suspended our managed distribution policy, modified our investment strategy to pursue shorter term liquidation opportunities, pursued non-cash investment opportunities, and sold certain of our legacy and underperforming investment holdings.  We believe these actions continue to be necessary to protect capital and liquidity during this turbulent economic period in order to preserve and enhance shareholder value. Because our Management is internalized, certain of our expenses should not increase commensurate with an increase in the size of the Fund and, therefore, we expect to achieve efficiencies in our cost structure if we are able to grow the Fund.

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

Year Ended December 31, 2012

As of December 31, 2012, we had total assets of $33.3 million, of which $9.2 million were invested in portfolio investments and $23.7 million were invested in cash and cash equivalents. Among our portfolio investments, $1.8 million (at fair value) or 5.6% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2012. We continue to impair certain promissory notes issued by Spectrum Management, LLC, having a fair value of $0.4 million.

As of December 31, 2012, we had no RIC borrowings or restricted cash.

Operating Activities. We provided $12.9 million in cash for operating activities in 2012. In 2012, we made investments in portfolio companies of $6.9 million and paid fees to our advisers, directors, banks and others of $3.0 million, while realizing a loss of $2.8 million from the disposition of portfolio securities.

Financing Activities. We used $6.0 million in cash from financing activities for 2012. We did not declare any dividends in 2012.

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

Operating Activities. We provided $18.6 million in cash for operating activities in 2011. In 2011, we made investments in portfolio companies of $0.6 million and incurred compensation expense and paid fees to our consultants, legal counsel, directors, banks and others of $3.1 million, while realizing a loss of $10.9 million from the disposition of portfolio securities. During 2011 , we incurred non-recurring expenses including settlement expenses, related to the various legal proceedings described in Item 3 above were $0.3 million and offering costs of $0.4 million.

Financing Activities. We used $9.2 million in cash from financing activities for 2011. We issued 1,700,000 additional shares of our common stock at an effective price of $4.29 per share. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (“Bonds”) issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. We received 8,890 of the Bonds on April 27, 2011 and, on June 23, 2011, we received $1.6 million in cash in lieu of the 2,518 Bonds which were not delivered as required. We incurred a quarter-end margin loan in the amount of $6.0 million to maintain the diversification requirement applicable to a RIC.

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

Results of Operations

Investment Income and Expense

Year Ended December 31, 2012 as compared to Year Ended December 31, 2011

Total income from portfolio securities remained relatively unchanged from 2011. However, there was a significant decline in interest bearing promissory notes during 2012, with the sale of our interests in ConGlobal Industries Holding, Inc. and Sovereign Business Forms, Inc.

Professional fees increased to $1.3 million for 2012 from $1.2 million for 2011. These increases were due to the increases in legal fees associated with various legal proceedings.

Compensation expense was $1.1 million for 2012 and $1.3 million in 2011, respectively. The $0.2 million decrease was largely due to the salary and accrued bonus for our Chief Investment Officer, whose position was vacated in November 2011.

As a result of the factors described above, net investment loss after expenses was $2.7 million for 2012 as compared to a net investment loss of $3.5 million for 2011.

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

Summary of Portfolio Investment Activity

Year Ended December 31, 2012

During the year ended December 31, 2012, we received $6.4 million from the disposal of the Fund’s 55% fully-diluted equity interest in Sovereign, together with the Fund’s promissory note and all interest as accrued interest. We also received $5.3 million from the disposal of the Fund’s 34.2% fully equity interest in ConGlobal, together with the Fund’s promissory note and all interest as accrued interest.

On May 7, 2012, holders of 72.5% of all OG bondholders approved a joint restructuring of certain bond debt of OG and its parent company, OPG. Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA were converted into an aggregate of 26,209,613 OPG shares which were delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which the Fund received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, was received in October 2012. Also in October, the remaining 15.5% of the Orco Germany bonds held by each bondholder was converted into 6-year New OPG Notes with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Of the total amount of New OPG Notes issued, Equus received New OPG Notes in the face amount of €1,200,790. On October 15, 2012, we announced the sale of 1,500,000 of our 1,573,666 OPG shares, where we received net cash proceeds of €3.8 million [$4.9 million]. As of December 31, 2012, we held 73,666 OPG shares, and €1,200,790 New OPG Notes.

During the year ended December 31, 2012, we had investment activity of $7.2 million in three portfolio companies. We made a follow-on investment of $6.8 million in Equus Energy, LLC. The restructuring of the Orco Germany bonds noted above resulted in the capitalization of $0.3 million accrued interest received in the form of additional portfolio securities (PIK). We capitalized legal and consulting expenses of $0.1 million relating to Spectrum Management.

The following table includes significant investment activity during the year ended December 31, 2012 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Equus Energy, LLC	$—	$—	$6,800	$—	$6,800
Orco Property Group S.A.	—	—	—	301	301
Spectrum Management, LLC	—	—	139	—	139
	$—	$—	$6,939	$301	$7,240

Year Ended December 31, 2011

During the year ended December 31, 2011, we received $0.4 million from Sovereign in the form of principal payments and a distribution from Equus Media Development Company, LLC in the amount of $1.0 million. We sold our promissory notes in 1848 Capital Partners, LLC, Big Apple Entertainment Partners, LLC, and London Bridge Entertainment Partners, Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we held a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10.0 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  We allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

During the year ended December 31, 2011, the Fund had investment activity of $3.7 million in three portfolio companies. We made a follow-on investment of $0.3 million in Spectrum. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (“Bonds”) issued by Orco Germany S.A. a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011. On September 30, 2011, we formed Equus Energy, LLC (“Equus Energy”), as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy.

The following table includes significant investment activity during the year ended December 31, 2011 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Orco Germany S.A	$67	$3,016	$—	$—	$3,083
Spectrum Management, LLC	—	—	325	—	325
Equus Energy, LLC	250	—	—	—	250
	$317	$3,016	$325	$—	$3,658

Year Ended December 31, 2010

During the year ended December 31, 2010, we received payment in full for the Trulite, Inc. (“Trulite”) promissory note, in the amount of $2.6 million, which included interest income of $0.3 million, a distribution from Equus Media Development Company, LLC of $1.0 million, and repayment of the Nickent Golf, Inc. receivership certificate in the amount of $0.1 million. We also received repayment of the $0.6 million bridge loan from London Bridge Entertainment Partners, Ltd.

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

On October 1, 2010, we invested $0.2 million in Spectrum as a follow-on investment in the form of a $0.8 million, 16% promissory note facility. The note was funded to assist Spectrum in meeting immediate working capital requirements and matures on May 28, 2011. On November 1, 2010, we invested $0.2 million in Spectrum as a follow-on investment under the $0.8 million 16% promissory note facility.

On July 1, 2010, we invested $0.6 million in London Bridge as a follow-on investment in the form of an 18% promissory note. The note was funded to assist London Bridge in meeting immediate working capital requirements. The $0.6 million note was senior to other debt and equity in liquidation preference, restricted the company from incurring any debt senior or equal in liquidation preference, prohibited payment to subordinated debt and equity, and was personally guaranteed by the individuals who control the management of the company. The note was paid in full on October 1, 2010.

On January 12, 2010, we invested $0.2 million in Trulite as a follow-on investment in the form of an 18% promissory note.

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2012

During 2012, we realized net capital losses of $2.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain (Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control	$(4,114)
Sovereign Business Forms, Inc.	Business products and services	Control	(1,073)
Orco Property Group S.A.	Real Estate	Non-affiliate	2,318
Various others			72
			$(2,797)

Year Ended December 31, 2011

During 2011, we realized net capital losses of $10.9 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain (Loss)
Riptide Entertainment, LLC	Entertainment and leisure	Control	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	(992)
RP&C International Investments LLC	Healthcare	Affiliate	138
Various others			(2)
			$(10,930)

Year Ended December 31, 2010

During 2010, we realized no material gains or losses on sales of portfolio securities.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2012

During 2012, we recorded a net change in unrealized depreciation of $0.2 million, to a net unrealized depreciation of $17.2 million. Such change in depreciation resulted primarily from the following changes:

(i)	Transfer of unrealized depreciation to realized loss of ConGlobal of $1.6 million upon the divestiture of the investment.

(ii)	Transfer of unrealized depreciation to realized loss of Sovereign of $0.6 million upon the divestiture of the investment.
(iii)

The restructuring of the 8,890 Orco Germany bonds resulted in the Fund holding 1,573,666 ordinary shares of OPG and €1,200,790 newly-issued 6-year OPG notes. The capitalization of $0.3 million accrued interest and the subsequent sale of 1.5 million shares of OPG shares in October 2012 resulted in a decrease in fair value of OPG of $1.8 million.

(iv)	Decrease in the fair value of Equus Energy of $0.2 million due to working capital expenditures.

Year Ended December 31, 2011

During 2011, we recorded a net change in unrealized depreciation of $9.9 million, to a net unrealized depreciation of $17.4 million. Such change in depreciation resulted primarily from the following changes:

(i)	Decline in fair market value of ConGlobal of $2.6 million due to the decline in operating performance.

(ii)	Transfer of unrealized depreciation to realized depreciation for London Bridge of $0.8 million due to the sale of the promissory note.

(iii)

Increase in the fair market value of Orco Germany bonds of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by the change in the Euro-USD exchange rate.

(iv)	Increase in the fair market value of PalletOne, Inc. of $0.1 million due to steady improvement in operating performance and indications of value from independent third parties.

(v)	Transfer of unrealized depreciation to realized depreciation for Riptide of $10.1 million due to the sale of the promissory notes and the winding up of the entity.

(vi)	Transfer of unrealized appreciation to realized appreciation for RP&C of $0.1 million due to the maturity of the investment.

(vii)

Increase in fair market value of Sovereign of $0.6 million as Sovereign has seen an upward trend in operating results and has continued to reduce its debt which has resulted in a corresponding increase its equity value.

(viii)	Decrease in fair market value of Spectrum of $1.4 million due to the decline in operating performance and the maturity of its funded debts which remain in default.

(ix)	Decrease in the fair market value of Trulite of $0.1 due to the lack of progress and inability to achieve sufficient funding with regards to its product development program.

Year Ended December 31, 2010

During 2010, we recorded an increase in net unrealized depreciation of $12.1 million, to a net unrealized depreciation of $27.3 million. Such increase in depreciation resulted primarily from the following changes:

(i)	Increase in fair market value of ConGlobal of $0.2 million. ConGlobal’s value reflects the general stability of business performance over last year.

(ii)	Decline in fair market value of EMDC of $2.8 million. In June 2010, we received a distribution of $1.0 million from EMDC. Currently, EMDC holds $1.5 million in cash and has a remaining funding commitment of $0.3 under our agreement with Kopleson Entertainment. In addition, if Kopleson Entertainment generates $0.2 million of income for EMDC, that event will trigger an additional $1.0 million funding obligation of EMDC. EMDC has written down the fair value of our assets to reflect the holding period of the projects held by EMDC.

(iii)	Decline in fair market value of Infinia Corporation (“Infinia”) of $1.5 million. Infinia has informed us of its significant capital and ongoing liquidity needs. Based on these factors, the negative book value of equity, our nominal equity holdings and the future potential dilution or possible restructuring of the capital structure of the company, we have written down the investment to $0.

(iv)	Increase in fair market value of PalletOne of $0.1 million. PalletOne has continued to generate cash flows which have reduced debt levels. We believe the performance of the company in recent years and its continued debt reduction initiatives has created a nominal increase in the value of our equity holdings.

(v)	Decrease in fair market value of Sovereign of $0.4 million. The value of Sovereign reflects a slight decline in business performance compared with last year.

(vi)	Decline in fair market value of Spectrum of $3.9 million. In the fourth quarter, we loaned Spectrum $0.4 million to meet its immediate working capital needs. The valuation reflects Spectrum’s operating results, market conditions of its customer base, working capital shortfall and near-term maturity of the company’s debt.

(vii)	Increase in fair market value of Trulite of $0.1 million. We hold approximately nine million warrants in Trulite, many with a nominal exercise price. Based on Trulite’s recent equity raise, operating performance and repayment of the Fund’s debt, the Fund determined the warrants have increased in value. We have valued these warrants utilizing the Black-Sholes option pricing model.

(viii)	Subsequent to year-end, we sold our promissory notes in 1848, Big Apple, and London Bridge in a transaction which also combined all of the assets of Riptide. All of these assets were sold to CMAP for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide. We were introduced to CMAP as the buyer of these holdings in mid-January 2011. We allocated the proceeds to the promissory notes resulting in a loss of approximately $0.9 million at London Bridge. In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. For the year, the changes in fair value for each investment include an increase of $0.3 million of the 1848 note, and increase of $0.2 million of the Big Apple note, a decline of $0.7 million of the London Bridge note and a decline of $3.2 million in Riptide.

Portfolio Securities

During 2012, we made follow-on investments in Equus Energy and OPG. As of December 31, 2012, we had active investments in the following entities or portfolio companies:

The Bradshaw Group, Inc.

The Bradshaw Group, Inc. (“Bradshaw”) is a resource for large volume printer users to find cost effective options for laser print equipment, service, parts and supplies. Our $1.8 million investment in Bradshaw consists of 576,828 shares of Class B preferred stock with a 12.25% paid in-kind dividend, 38,750 shares of Class C preferred stock with no dividend rights, 788,649 shares of Class D preferred stock with a 15% paid in-kind stock dividend, 2,218,109 shares of Class E preferred stock with an 8% paid in-kind stock dividend and 2,229,450 warrants to purchase common stock at a purchase price of $0.01 per share which expire in May 2016. This package of investments represents a fully diluted equity interest in Bradshaw of 18%.  As of December 31, 2012, we valued this investment at $0.

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012 we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 150 producing and non-producing oil and gas wells, including associated development rights of approximately 23,000 acres situated on 15 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators, including a major multi-national oil and gas conglomerate which has operating responsibility for approximately half of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil & gas firm. As of December 31, 2012, we valued Equus Energy at $6.9 million.

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

The concept of the business of EMDC is to partner with creators, developers and producers of creative work, such as scripts, short stories or books, by providing capital necessary to enhance the creative development and package the assets to companies, such as major and independent studios, to produce and release.   In December 2011, our agreement with KE expired and EMDC distributed $1 million to the Fund. As of December 31, 2012, we valued EMDC at $0.1 million.

Infinia Corporation

Infinia Corporation (“Infinia”), based in Ogden, UT, is a developer of a Stirling power system operating on concentrated solar energy for commercial and residential users. Founded over 25 years ago, Infinia is attempting to develop an early-stage solar technology - the Infinia Solar System or ISS.  The ISS is intended to produce 3.0kW per hour by capturing the sun on a solar dish and focusing the reflection of the sun on a heater head that in turn runs the Stirling Engine.  The Stirling Engine has been in existence for a number of years and, we believe, is unique because it requires no external fluids to operate.

In June 2007, we made an investment of $3.0 million in exchange for 666,667 Class A Preferred shares in Infinia Corporation, to further the company’s sales and product development programs and for company operations. In February 2008, we made a follow-on investment of $5.0 million in exchange for 160,720 Class B Preferred shares. These shares were later converted to 115,180 shares of common stock.   The decline in value was principally due to operational and commercialization delays and a recapitalization related to Infinia’s most recent fund raising efforts in which our holdings were substantially diluted.  Our ownership now represents 0.04% of the fully-diluted ownership of Infinia. As of December 31, 2012, we valued our investment in Infinia at $0.

Orco Property Group S.A.

Orco Property Group S.A. (“OPG”) is a commercial and multi-family residential real estate holding company based in Paris. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 Orco Germany 4% bonds due May 2012 (“Bonds”). The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver the remaining 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining Bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011. During 2012, the Bonds were converted into 1,573,666 ordinary shares of OPG and €1,200,790 in newly-issued 6-year OPG notes. We subsequently sold 1,500,000 of our OPG shares in October 2012. As of December 31, 2012, we valued this investment at $1.7 million.

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

The pallet manufacturing industry is mature and is experiencing continuing slow growth as the number of participants shrinks due to consolidation and underutilized plants, which have been eliminated.  We initially invested in PalletOne in October 2001.  As of December 31, 2012, our investment in PalletOne consisted of 350,000 shares of common stock, which represents a fully diluted equity interest of approximately 18% and we valued our interest in PalletOne at $0.2 million. See “Subsequent Events” where we received $0.04 million in interest and principal payments.

Spectrum Management, LLC

Spectrum uses proprietary electronic tracking equipment and software, and a full suite of custom services to help client organizations, mainly financial institutions, protect or recover high-value merchandise and cash.  Spectrum markets its services under the brand name Electronic Tracking Systems or ETS.  The company specializes in assisting communities and law enforcement in recovery of stolen property.

The most common use for the product, or TracPac, is in branch offices of banks.  When used in a bank, the product can be placed between two bills and passed to a robber as a teller empties a drawer.  In addition, law enforcement has begun to utilize the product for stake outs in recovering stolen property as the product can be placed on or in property that may have a high likelihood of being stolen. Once the robbery event has taken place and the TracPac is moved, the device is activated and begins to transmit a radio signal.  Law enforcement can then track the TracPac on pre-installed receivers mounted in various vehicles. The company believes its product is the only product on the market that allows tracking of the “last mile” (within 15-30 feet of the transmitter).  Once law enforcement knows it is close to a suspect, it can generally, then utilize a handheld device to locate the individual in a building or small radius area.

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

As of December 31, 2012, our investment in Spectrum consisted of 285,000 units of Class A Members’ interest and 16% subordinated promissory notes in the amount of $2.6 million, which are currently in default.  We valued our investment in Spectrum at $0.4 million, which represents a fully-diluted equity interest of 92%.

Trulite, Inc.

Trulite, Inc. (“Trulite”) is a developer of safe, clean, affordable, portable hybrid power generation products that are also user friendly. Trulite utilizes fuel cells powered by water and hydrogen in portable and semi-portable products that can be used off-grid for applications of up to one kilowatt, with ideal usage in the 150-500 watt range.

During 2008 and 2009, we invested an aggregate of $2.0 million in the form of an unsecured promissory note maturing in January 2010, initially bearing interest at 15% and thereafter increased to 18%.  In connection with the investment, we also received warrants to acquire 8.9 million shares of Trulite’s common stock at exercise prices ranging from $0.01 to $0.38 per share.  The warrants expire in 2015.  In June 2010, the note, together with all interest as accrued, was repaid by Trulite.  We retained the Trulite warrants which we valued at $0 million as of December 31, 2012.

Off Balance Sheet Arrangements

We have operating leases for office space and office equipment.  The lease for office space expires in 2014 with a one-time option to terminate the lease as of the last day of the 36th month.  The lease also contains a provision for certain annual rental escalations.  Rent expense inclusive of common area maintenance costs was $84,000 for the year ended December 31, 2012, $81,000 for the year ended December 31, 2011 and $70,000 for the year ended December 31, 2010.

Future minimum lease payments under the operating lease as of December 31, 2012 were as follows (in thousands):

2013	$56.0
2014	42.0
$98.0

Contractual Obligations

As of December 31, 2012, we had no outstanding commitments to our portfolio company investments.

Our Board terminated our external advisory and administration agreements effective June 30, 2009. Since that time, the Fund has been internally managed, meaning that we directly employ our management team and incur the costs and expenses associated with Fund operations. There is no outside investment advisory organization providing services to the Fund under a fee-based advisory agreement, or a third-party administrative organization charging the Fund for services rendered.

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

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On March 1, 2013, we received a semi-annual interest payment of $0.03 million and a 5.75% partial principal payment of $9,000 in respect of our €1,200,790 [$1,575,420] notes of OPG that we received in October 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates with respect to investments in debt securities and outstanding debt payable, as well as changes in marketable equity security prices. In the future, in addition to our investment in OPG shares and the New OPG Notes, we may invest in companies outside the United States, including in Europe and Asia, which would give rise to exposure to foreign currency value fluctuations. We do not use derivative financial instruments to mitigate any of these risks. The return on investments is generally not affected by foreign currency fluctuations.

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

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 20.8% of the net asset value and 74.3% of our investments in portfolio company securities (at fair value) as of December 31, 2012. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc.:

We have audited the accompanying balance sheets of Equus Total Return, Inc. (a Delaware corporation) (the “Fund”), including the schedules of investments, as of December 31, 2012 and 2011 and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2012 and the selected per share data and ratios for each of the five years in the period ended December 31, 2012. These financial statements and selected per share data and ratios are the responsibility of the management of the Fund. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. Our procedures included verification by examination or confirmation of securities held by the custodian as of December 31, 2012 or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 and the selected per share data and ratios for each of the five years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

March 26, 2013

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $15,479 and $23,353 respectively)	$7,419	$13,298
Affiliate investments (cost at $350 and $350 respectively)	150	150
Non-affiliate investments (cost at $10,625 and $12,878 respectively)	1,663	5,734
Total investments in portfolio securities at fair value	9,232	19,182
Cash and cash equivalents	23,687	16,813
Restricted cash and temporary cash investments	—	6,060
Accounts receivable and other	71	91
Accrued interest receivable	293	2,155
Total assets	33,283	44,301
Liabilities and net assets
Accounts payable and accrued liabilities	214	114
Accounts payable to related parties	194	39
Borrowing under margin account	—	6,000
Total liabilities	408	6,153

Commitments and contingencies

Net assets	$32,875	$38,148
Net assets consist of:
Common stock, par value	$10	$10
Capital in excess of par value	61,495	64,292
Undistributed net investment losses	(11,408)	(8,755)
Unrealized depreciation of portfolio securities, net	(17,222)	(17,399)
Total net assets	$32,875	$38,148
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.11	$3.61

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Investment income:
Interest and dividend income:
Control investments	$358	$209	$848
Affiliate investments	—	5	52
Non-affiliate investments	157	295	1,992
Total interest and dividend income	515	509	2,892
Interest from temporary cash investments	1	30	12
Total investment income	516	539	2,904

Expenses:
Professional fees	1,333	1,211	1,386
Compensation expense	1,056	1,286	1,358
Offering costs	—	428	—
Director fees and expenses	449	393	357
Settlement expense	—	320	—
General and administrative expense	167	207	157
Mailing, printing and other expenses	150	176	342
Taxes	12	14	38
Interest expense	2	4	36
Total expenses	3,169	4,039	3,674

Net investment loss	(2,653)	(3,500)	(770)
Net realized gain (loss):
Control investments	(5,187)	(10,074)	—
Affiliate investments	—	138	—
Non-affiliate investments	2,318	(992)	—
Temporary cash investments	72	(2)	(7)
Net realized loss	(2,797)	(10,930)	(7)

Net unrealized depreciation of portfolio securities:
End of period	(17,222)	(17,399)	(27,300)
Beginning of period	(17,399)	(27,300)	(15,227)
Net change in unrealized depreciation of portfolio securities	177	9,901	(12,073)

Net decrease in net assets resulting from operations	$(5,273)	$(4,529)	$(12,850)
Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.50)	$(0.45)	$(1.45)
Weighted average shares outstanding:
Basic and diluted	10,562	10,049	8,862

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net decrease in net assets resulting from operations	$(5,273)	$(4,529)	$(12,850)
Capital share transactions:
Shares issued for portfolio securities	—	4,626	—
Net increase in net assets resulting from capital share transactions	—	4,626	—
Increase (decrease) in net assets	(5,273)	97	(12,850)
Net assets at beginning of period	38,148	38,051	50,901
Net assets at end of period	$32,875	$38,148	$38,051

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010
Reconciliation of decrease in net assets resulting from operations to net cash provided by operating activities:
Net decrease in net assets resulting from operations	$(5,273)	$(4,529)	$(12,850)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss	2,797	10,930	7
Net change in unrealized (depreciation) appreciation of portfolio securities	(177)	(9,901)	12,073
Changes in operating assets and liabilities:
Purchase of portfolio securities	(6,939)	(642)	(1,200)
Net proceeds from dispositions of portfolio securities	8,952	10,730	—
Principal payments received from portfolio securities	5,618	379	4,440
Decrease in deferred offering costs	—	428	—
Cash settlement of collateral	—	1,610	—
Sales of temporary cash investments, net	6,060	9,090	15,142
(Increase) decrease in accounts receivable and other	20	182	(226)
(Increase) decrease in accrued interest receivable	1,561	569	(1,083)
Increase (decrease) in accounts payable and accrued liabilities	100	(231)	238
Increase (decrease) in accounts payable-related parties	155	(19)	58
Net cash provided by operating activities	12,874	18,596	16,599
Cash flows from financing activities:
Borrowings under margin account	8,000	34,000	70,999
Repayments under margin account	(14,000)	(43,000)	(85,998)
Deferred offering costs	—	(165)	(263)
Net cash used in financing activities	(6,000)	(9,165)	(15,262)
Net increase in cash and cash equivalents	6,874	9,431	1,337
Cash and cash equivalents at beginning of period	16,813	7,382	6,045
Cash and cash equivalents at end of period	$23,687	$16,813	$7,382

Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$—	$4,626	$—
Accrued interest or dividends exchanged for portfolio securities	$301	$—	$564

Supplemental disclosure of cash flow information:
Interest paid	$1	$6	$56
Income taxes paid	$12	$14	$38

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2012	2011	2010	2009	2008
Investment income	$0.05	$0.05	$0.33	$0.43	$0.38
Expenses	0.30	0.40	0.42	0.41	0.46

Net investment income (loss)	(0.25)	(0.35)	(0.09)	0.02	(0.08)
Net realized gain (loss)	(0.27)	(1.09)	—	(1.77)	0.11
Net change in unrealized depreciation of portfolio securities	0.02	0.99	(1.36)	(1.38)	(2.36)
Net decrease in net assets resulting from operations	(0.50)	(0.45)	(1.45)	(3.13)	(2.33)
Capital transactions:
Distributions from net investment income	—	—	—	(0.02)	—
Return of capital distribution	—	—	—	(0.09)	(0.39)
Distributions of realized gains	—	—	—	—	(0.24)
Share repurchase	—	—	—	—	0.36
Shares issued for portfolio securities	—	(0.16)	—	—	—
Dilutive effect of shares issued	—	(0.07)	—	(0.18)	(0.53)
Decrease in net assets resulting from capital transactions	—	(0.23)	—	(0.29)	(0.80)
Net decrease in net assets	(0.50)	(0.68)	(1.45)	(3.42)	(3.13)
Net assets at beginning of period	3.61	4.29	5.74	9.16	12.29
Net assets at end of period, basic and diluted	$3.11	$3.61	$4.29	$5.74	$9.16
Weighted average number of shares outstanding during period,
in thousands	10,562	10,049	8,862	8,790	8,429
Market price per share:
Beginning of period	$2.24	$2.50	$3.20	$4.30	$6.31
End of period	$2.36	$2.24	$2.50	$3.20	$4.30
Selected information and ratios:
Dividends declared	$—	$—	$—	$0.11	$0.63
Ratio of expenses to average net assets	8.93%	10.60%	8.26%	5.53%	4.29%
Ratio of net investment gain (loss) to average net assets	(7.47%)	(9.19%)	(1.73%)	0.30%	(0.79%)
Ratio of net decrease in net assets resulting from operations to average net assets	(14.85%)	(11.89%)	(28.89%)	(42.57%)	(21.65%)
Total return on market price (1)	5.36%	(10.40%)	(21.88%)	(23.08%)	(21.84%)

(1)  Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,855
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	146
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory notes due 11/11(5)	$2,579	2,579	418
					5,429	418
Total Control investments: Majority-owned (represents 80.4% of total investments at fair value)					$15,479	$7,419
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$150
Total Affiliate Investments (represents 1.6% of total investments at fair value)					$350	$150
Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		$1,795	$-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Ogden, UT	Alternative energy	June 2007	115,180 shares common stock (0.06%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Property Group S.A. Paris, France	Real estate	April 2011	73,666 shares common stock		125	238
			10% Promissory note due 2/18 (2)	$705	705	1,425
					830	1,663
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 18.0% of total investments at fair value)					$10,625	$1,663
Total Investment in Portfolio Securities					$26,454	$9,232

(1)	See Note 3 to the financial statements, Valuation of Investments.

(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Non-income producing.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2012

(in thousands, except share data)

Substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of our investments are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of December 31, 2012.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2012 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$12,900	$7,001	21.3%
Secured and subordinated debt	3,284	1,843	5.6%
Common stock	8,475	388	1.2%
Preferred stock	1,795	—	0.0%
Total	$26,454	$9,232	28.1%

Interest payments are being received and/or accrued on notes with a fair value of $1.4 million, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $0.4 million.

The following is a summary by industry of our investments in portfolio securities as of December 31, 2012 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$6,855	20.8%
Real estate	1,663	5.1%
Business products and services	418	1.3%
Shipping products and services	150	0.5%
Media	146	0.4%
Alternative energy	—	0.0%
Total	$9,232	28.1%

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

Our investments in portfolio securities consist of the following types of securities as of December 31, 2011 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Secured and subordinated debt	$13,886	$14,145	37.1%
Common stock	14,800	4,638	12.1%
Limited liability company investments	6,100	399	1.0%
Preferred stock	1,795	—	0%
Total	$36,581	$19,182	50.2%

Cash payments of interest are currently being received and/or accrued on notes aggregating $13.8 million in fair value, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $0.3 million.

The following is a summary by industry of our investments in portfolio securities as of December 31, 2011 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Business products and services	$7,170	18.8%
Shipping products and services	5,879	15.4%
Real estate	5,734	15.0%
Energy	236	0.6%
Media	163	0.4%
Alternative energy	—	0.0%
Total	$19,182	50.2%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing.   We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies.  Given market conditions over the past several years and the performance of our portfolio, our Management and Board of Directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

We elected to be treated as a BDC under the Investment Company Act of 1940 (“1940 Act”). We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

Liquidity and Revolving Line of Credit—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-K, i.e., the period through December 31, 2013.

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

As of December 31, 2012, we had cash and cash equivalents of $23.7 million. We had $9.2 million of our net assets of $32.9 million invested in portfolio securities.

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

As of December 31, 2012, we had no outstanding commitments to our portfolio company investments. Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings and Temporary Cash Investments—During 2012 and 2011, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

We had no RIC borrowings or restricted cash as of December 31, 2012.

As of December 31, 2011, we borrowed $6.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $6.1 million. The U.S. Treasury bills were sold on January 3, 2012 and the total amount borrowed was repaid at that time.

Economic Conditions—Economic conditions since the second quarter of 2008 and market dislocations have resulted in the availability of debt and equity capital declining significantly. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during 2012 the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook beginning in 2010 to provide necessary liquidity included monetizations and the utilization of non-cash resources of the Fund to make portfolio investments. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2013 operating requirements.

(3) SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates—The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). As of December 31, 2012, these securities represented 15.4% of our investments in portfolio securities. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

During the first twelve months after an investment is made, the original investment value is utilized to determine the fair value unless significant developments have occurred during this twelve month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). After the twelve month period, or if material events have occurred within the twelve month period, we consider a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, we consider three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. We allocate value to these securities based on their relative priorities. For equity securities such as warrants, we may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model.

Market approach – The market approach typically employed by Management calculates the enterprise value of a company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company for the trailing twelve month period.  Adjustments to the company’s EBITDA, including those for non-recurring items, may be considered. Multiples are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. We will apply liquidity and other discounts as deemed appropriate to equity valuations where applicable. We may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Income approach – The income approach typically utilized by our Management calculates the enterprise value of a company utilizing a discounted cash flow model incorporating projected future cash flows of the company.  Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. We will apply liquidity and other discounts as deemed appropriate to equity valuations where applicable.

Asset approach – We consider the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing its debt upon maturity; 3) we believe the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

We base adjustments upon such factors as the portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful or substantially declining operations, we may base a portfolio company’s fair value upon the company’s estimated liquidation value. Fair valuations are necessarily subjective, and our estimate of fair value may differ materially from amounts actually received upon the disposition of its portfolio securities. Also, any failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in increased volatility and result in a significant and rapid change in its value.

Our general intent is to hold our loans to maturity when appraising our privately held debt investments. As such, we believe that the fair value will not exceed the cost of the investment. However, in addition to the previously described analysis involving allocation of value to the debt instrument, we perform a yield analysis to determine if a debt security has been impaired. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $9.0 million and $19.2 million as of December 31, 2012 and 2011, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2012, one of the Fund’s portfolio investments, the 73,666 ordinary shares of OPG were publicly listed on the NYSE Euronext Paris Exchange, along with €1,200,790 10% OPG notes due 2018. As of December 31, 2011, our 8,890 4% bonds of Orco Germany into which the OPG shares and OPG notes were converted, were publicly listed on the Euro MTF Market of the Luxemburg Stock Exchange. However, there had been no recent trading activity.

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

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.01 million, $0.01 million and $0.04 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the years ended December 31, 2012, and December 31, 2011, and December 31, 2010 respectively.

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

Level 3—Inputs reflect our best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are debt, warrants and/or other equity investments held in a private company. As previously described, we consider a two step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, we consider three different valuation approaches: a market approach, an income approach, and a cost approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. We allocate value to these securities based on their relative priorities. For equity securities such as warrants, we may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model. Yield analysis is also employed to determine if a debt security has been impaired.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

As of December 31, 2012, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of December 31, 2012
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$7,419	$—	$—	$7,419
Affiliate investments	150	—	—	150
Non-affiliate investments	$1,663	$238	$—	$1,425
Total investments	$9,232	$238	$—	$8,994
49

The following table provides a reconciliation of fair value changes during 2012 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2011	$13,298	$150	$5,734	$19,182
Realized losses	(5,187)	—	—	(5,187)
Change in unrealized appreciation (depreciation)	1,996	—	(282)	1,714
Purchases of portfolio securities	6,939	—	301	7,240
Proceeds from sales/dispositions	(9,627)	—	—	(9,627)
Transfers in (out) of Level 3	—	—	(4,328)	(4,328)
Fair value as of December 31, 2012	$7,419	$150	$1,425	$8,994

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

The following table provides a reconciliation of fair value changes during 2011 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2010	$17,576	$762	$9,324	$27,662
Realized gains/losses	(10,074)	138	(992)	(10,928)
Change in unrealized appreciation (depreciation)	6,600	(38)	3,338	9,900
Purchases of portfolio securities	575	—	3,083	3,658
Proceeds from sales/dispositions	(1,379)	(712)	(9,019)	(11,110)
Fair value as of December 31, 2011	$13,298	$150	$150	$19,182

Significant Unobservable Inputs — Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with distinct contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including historical and forecasted financial and operational performance of the portfolio company, project cash flows, market multiples comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs.

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2012:

(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$1,843	Yield Analysis	Market interest rate	5.4%	12.4%
		Pending Transaction	Discount for lack of marketability	5%	15%
		Asset Approach	Recovery rate	0%	100%

Common stock	150	Pending Transaction	Discount	0%	100%

Limited liability company investments	7,001	Asset Approach	Recovery rate	0%	100%
	$8,994

(4) RELATED PARTY TRANSACTIONS AND AGREEMENTS

Except as noted below, as compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $15,000 is paid to the Chairman of the Audit Committee and a quarterly fee of $3,750 is paid to the Chairman of the Independent Directors. We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. None of our interested directors receive annual fees for their service on the Board of Directors.

In June, 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. The Fund incurred $7,000 and $14,000 in services rendered by A+ Filings for the years ended December 31, 2012 and 2011, respectively. Mr. Kenneth I. Denos, Secretary of the Fund, held a majority of the voting shares of A+ Filings; however, Mr. Denos sold his interest in A+ Filings in March 2013.

In 2010, payments to Versatile Systems Inc. (“Versatile Systems”) and Versatile Acquisition Corporation amounted to $51,000 for reimbursements for proxy related expenses incurred for the 2010 Annual Shareholder meeting. John A. Hardy, Chief Executive Officer, Fraser Atkinson, Director and Chairman of the Audit Committee, Alessandro Benedetti, Executive Chairman, and Bertrand des Pallieres, Director, are all members of the board of directors of Versatile Systems. Messrs. Hardy and Atkinson are also the Chief Executive Officer and Chief Financial Officer, respectively, of Versatile Systems.

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. For the years ended December 31, 2012 and 2011, payments to Global Energy totaled $75,000 and $12,500, respectively.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered.

.

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

We were not required to make distributions of ordinary income for 2010, 2011 and 2012 under income tax regulations.

For the year ended December 31, 2012, we have a net investment loss for book purposes of $2.7 million and $2.7 million for tax purposes. During 2012, we had a net capital loss for book purposes of $2.8 million and a net capital loss for tax purposes of $2.8 million for tax purposes. The aggregate cost of investments for federal income tax purposes as of December 31, 2012 was $23.3 million. Such investments had unrealized appreciation of approximately $0.8 million and unrealized depreciation of $18.0 million for book purposes, or net unrealized depreciation of approximately $17.2 million. We had unrealized appreciation of approximately $1.0 million and unrealized depreciation of approximately $15.2 million for tax purposes, or net unrealized depreciation of approximately $14.2 million as of December 31, 2012. As of December 31, 2012, we had approximately $29.3 million in capital losses, of which $15.6 million will expire after 2017, and remaining $13.7 million can be carried over indefinitely.

In regards to the Return of Capital Statement of Position, during the three years ended December 31, 2012, we recorded a reclassification for permanent book to tax differences of less 1,000 thousand in each year. These differences were primarily due to the tax exempt interest income received. These differences resulted in a net decrease in accumulated earnings. This reclassification had no effect on net assets.

For the year ended December 31, 2011, we have a net investment loss for book purposes of $3.5 million and a net investment loss of $3.5 million for tax purposes. During 2011, we had a net capital loss for book purposes of $10.9 million and a net capital loss for tax purposes of $10.9 million. The aggregate cost of investments for federal income tax purposes as of December 31, 2011 was $33.6 million. Such investments had unrealized appreciation of approximately $ 2.7 million and unrealized depreciation of $20.1 million for book purposes, or net unrealized depreciation of approximately $17.4 million. We had unrealized appreciation of approximately $2.8 million and unrealized depreciation of approximately $17.2 million for tax purposes, or net unrealized depreciation of approximately $14.4 million as of December 31, 2011. As of December 31, 2011, we had approximately $26.5 million of which $15.6 million will expire after 2017 and the remaining $10.9 million can be carried over indefinitely.

For the year ended December 31, 2010, we had a net investment loss for book purposes of $0.8 million and a net investment loss for tax purposes of $0.8 million. During 2010, we had a net capital loss for book purposes of $7,000 and a net capital loss for tax purposes of $7,000. The aggregate cost of investments for federal income tax purposes as of December 31, 2010 was $51.9 million. Such investments had unrealized appreciation of approximately $1.3 million and unrealized depreciation of $28.6 million for book purposes, or net unrealized depreciation of approximately $27.3 million. The Fund had unrealized appreciation of approximately $1.4 million and unrealized depreciation of approximately $25.7 million for tax purposes, or net unrealized depreciation of approximately $24.3 million as of December 31, 2010. As of December 31, 2010, we had approximately $15.6 million in capital loss carry forwards which will expire after 2017.

We are a flow through, non-tax paying entity; further, our net operating loss carry forwards have been exhausted. Based upon an examination of our tax position, we determined that the aggregate exposure for uncertain tax positions did not have a material impact on our financial statements as of December 31, 2012 and December 31, 2011. The uncertain tax position is measured at the largest amount of benefits/expense that is greater than 50% likely of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with the standard.

Our accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state income tax returns for 2009 through 2012 remain open to examination. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(6) CONTRACTUAL OBLIGATIONS

We have operating leases for office space and office equipment.  The lease for office space expires in 2014 with a one-time option to terminate the lease as of the last day of the 36th month.  The lease also contains a provision for certain annual rental escalations. Rent expense inclusive of common area maintenance costs was $84,000 for the year ended December 31, 2012, $81,000 for the year ended December 31, 2011 and $70,000 for the years ended December 31, 2010.

Future minimum lease payments under the operating lease as of December 31, 2012 were as follows (in thousands):

2013	$56.0
2014	42.0
$98.0

As of December 31, 2012 we had no outstanding commitments to our portfolio company investments.

(7) DIVIDENDS

On March 24, 2009, we announced that we suspended our managed distribution policy and payment of quarterly distributions for an indefinite period. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

(8) PORTFOLIO SECURITIES

2012 Portfolio Activity

During the year ended December 31, 2012, we received $6.4 million from the disposal of the Fund’s 55% fully-diluted equity interest in Sovereign Business Forms, Inc. (“Sovereign”), together with the Fund’s promissory note and all interest as accrued interest. We also received $5.3 million from the disposal of the Fund’s 34.2% equity interest in ConGlobal Industries Holding, Inc. (“ConGlobal”), together with the Fund’s promissory note and all interest as accrued interest.

On May 7, 2012, holders of 72.5% of all Orco Germany bondholders approved a joint restructuring of certain bond debt of Orco Germany and its parent company, OPG. Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA were converted into an aggregate of 26,209,613 OPG shares which were delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which the Fund received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, was received in October 2012. Also in October, the remaining 15.5% of the Orco Germany bonds held by each bondholder was converted into newly-issued 6-year OPG notes (“New OPG Notes”) with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Of the total amount of New OPG Notes issued, Equus received New OPG Notes in the face amount of €1,200,790. On October 15, 2012, we announced the sale of 1,500,000 of our 1,573,666 OPG shares, where we received net cash proceeds of €3.8 million [$4.9 million]. As of December 31, 2012, we held 73,666 OPG shares, and €1,200,790 New OPG Notes.

During the year ended December 31, 2012, we had investment activity of $7.2 million in two portfolio companies. We made a follow-on investment of $6.8 million in Equus Energy, LLC. The restructuring of the Orco Germany bonds noted above resulted in the capitalization of $0.3 million accrued interest received in the form of additional portfolio securities (PIK). We capitalized legal and consulting expenses of $0.1 million relating to Spectrum Management.

The following table includes significant investment activity during the year ended December 31, 2012 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Equus Energy, LLC	$—	$—	$6,800	$—	$6,800
Orco Property Group S.A.	—	—	—	301	301
Spectrum Management, LLC	—	—	139	—	139
	$—	$—	$6,939	$301	$7,240

During 2012, we realized net capital losses of $2.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Realized Gain (Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control	$(4,114)
Sovereign Business Forms, Inc.	Business products and services	Control	(1,073)
Orco Property Group S.A.	Real Estate	Non-affiliate	2,318
Various others			72
			$(2,797)

During 2012, we recorded a net change in unrealized depreciation of $0.2 million, to a net unrealized depreciation of $17.2 million. Such change in depreciation resulted primarily from the following changes:

(i)	Transfer of unrealized depreciation to realized loss of ConGlobal Industries Holding, Inc. of $1.6 million upon the divestiture of the investment.

(ii)	Transfer of unrealized depreciation to realized loss of Sovereign Business Forms, Inc. of $0.6 million upon the divestiture of the investment.

(iii)

The restructuring of the 8,890 Orco Germany bonds resulted in the Fund holding 1,573,666 ordinary shares of OPG and €1,200,790 newly-issued 6-year OPG notes. The capitalization of $0.3 million accrued interest and the subsequent sale of 1.5 million shares of OPG shares in October 2012 resulted in a decrease in fair value of OPG of $1.8 million.

(iv)	Decrease in the fair value of Equus Energy, LLC of $0.2 million due to working capital expenditures.

2011 Portfolio Activity

During the year ended December 31, 2011, we received $0.4 million from Sovereign Business Forms, Inc. in the form of principal payments and a distribution from Equus Media Development Company, LLC in the amount of $1.0 million. We sold our promissory notes in 1848 Capital Partners, LLC , Big Apple Entertainment Partners, LLC, and London Bridge Entertainment Partners, Ltd (“London Bridge”) and certain assets of Riptide Entertainment Partners, LLC (“Riptide”) in which we hold a 64.67% membership interest.  All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide.  We allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge.  In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

During the year ended December 31, 2011, we had investment activity of $3.7 million in three portfolio companies. We made a follow-on investment of $0.3 million in Spectrum Management, LLC. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (“Bonds”) issued by Orco Germany S.A., a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011. On September 30, 2011, we formed Equus Energy as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy.

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

(iv)	Increase in the fair market value of PalletOne, Inc. of $0.1 million due to steady improvement in operating performance and indications of value from independent third parties.

(v)	Transfer of unrealized depreciation to realized depreciation for Riptide Entertainment Partners, LLC of $10.1 million due to the sale of the promissory notes and the winding up of the entity.

(vi)	Transfer of unrealized appreciation to realized appreciation for RP&C International Investments, LLC of $0.1 million due to the maturity of the investment.

(vii)	Increase in fair market value of Sovereign Business Forms, Inc. of $0.6 million as Sovereign has seen an upward trend in operating results and has continued to reduce its debt which has resulted in a corresponding increase its equity value.

(viii)	Decrease in fair market value of Spectrum Management, Inc. of $1.4 million due to the decline in operating performance and the maturity of its funded debts which remain in default.

(ix)	Decrease in the fair market value of Trulite, Inc. of $0.1 due to the lack of progress and inability to achieve sufficient funding with regards to its product development program.

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

During the year ended December 31, 2010, we had investment activity of $1.8 million in five portfolio companies, including $0.6 million in the form of accrued interest and dividends received in the form of additional portfolio securities (PIK).

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

(vii)	Increase in fair market value of Trulite of $0.1 million. We hold approximately nine million warrants in Trulite, many with a nominal exercise price. Based on Trulite’s recent equity raise, operating performance and repayment of the Fund’s debt, the Fund determined the warrants have increased in value. We have valued these warrants utilizing the Black-Sholes option pricing model.

(viii)	Subsequent to year-end, we sold our promissory notes in 1848 Capital Partners, LLC, Big Apple Entertainment Partners, LLC, and London Bridge Entertainment Partners, Ltd in a transaction which also combined all of the assets of Riptide Entertainment Partners, LLC (“Riptide”). All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide. We allocated the proceeds to the promissory notes resulting in a loss of approximately $0.9 million at London Bridge. In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. For the year, the changes in fair value for each investment include an increase of $0.3 million of the 1848 note, and increase of $0.2 million of the Big Apple note, a decline of $0.7 million of the London Bridge note and a decline of $3.2 million in Riptide.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued changes to disclosure requirements for fair value measurements which resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. These changes become effective for interim and annual periods beginning after December 15, 2011. We adopted this standard beginning on January 1, 2012. Our implementation of this standard did not have a material impact on our process for measuring fair values, our financial position or our results of operations.

(10) SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On March 1, 2013 we received a semi-annual interest payment of $0.03 million and a 5.75% partial principal payment of $9,000 in respect of our €1,200,790 [$1,575,420] notes of OPG that we received in October 2012.

(11) SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2012
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012	TOTAL
Total investment income (loss)	$227	$212	$(100)	$177	$516
Net investment loss	$(498)	$(777)	$(685)	$(694)	$(2,654)
Increase (decrease) in net assets resulting
from operations	$(498)	$(4,232)	$(1,754)	$1,211	(5,273)
Basic and diluted earnings per share (1)	$(0.05)	$(0.40)	$(0.17)	$0.12	$(0.50)

(in thousands, except per share amounts)	Year Ended December 31, 2011
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011	TOTAL
Total investment income (loss)	$439	$392	$(169)	$(123)	$539
Net investment loss	$(686)	$(1,203)	$(891)	$(720)	$(3,500)
Increase (decrease) in net assets resulting
from operations	$(1,717)	$474	$(2,463)	$(823)	(4,529)
Basic and diluted earnings per share (1)	$(0.18)	$0.05	$(0.28)	$(0.09)	$(0.50)

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

In January 2006, we sold our 31.5% ownership interest in Champion Window, Inc. (“Champion”), a portfolio company of the Fund, to Atrium Companies Inc. (“Atrium”) pursuant to a Stock Purchase Agreement (“SPA”) dated December 22, 2005. The SPA contained certain limited rights of indemnification for Atrium in connection with its purchase of such ownership interest.

Atrium filed suit in the District Court of Harris County, Texas against two former officers of Atrium’s subsidiary, Champion, alleging, amongst other matters, that the former officers breached their fiduciary duties to Champion by hiring undocumented workers. This action was commenced primarily as a result of an investigation by the U.S. Immigration and Customs Enforcement agency (“ICE”) into Atrium’s hiring practices. On March 12, 2012, to protect its interests, we filed a Petition in Intervention in the State Court Action seeking a declaration from the Court that Equus did not owe any obligation to indemnify Atrium or Champion for any penalties, costs or fees associated with the investigation by ICE.

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

We intend to vigorously contest the claims and deny that we owe any indemnity obligations to Atrium or Champion and further deny that the Fund is in any way liable to Atrium or Champion. To the extent Atrium and Champion are able to establish a right to an indemnity, we will contest the amount of the claimed indemnity, inasmuch as we believe (among other defenses) that the indemnity obligation can only exist, if at all, with respect to damages arising as a direct and proximate result of employees who were hired prior to the closing date of the 2006 sale of Champion and remained in continuous employment after the 2006 sale, and not to any employee who may have been hired in the six years after the sale.

While we believe the Atrium claim is without merit and we intend to vigorously dispute the claim, there is a reasonable possibility of an adverse ruling which may require the Fund to indemnify Atrium. If Equus is required to indemnify Atrium and Champion, we estimate that such indemnity obligation could vary from $2.0 - $3.0 million. Pursuant to the SPA, the indemnification obligation of Equus and the other sellers is several and not joint, and any such indemnity, however uncertain, would likely be reduced proportionately to our percentage ownership in Champion at the time of sale, which was 31.5% of Champion’s shares outstanding.

On August 12, 2012, Paula Douglass filed a lawsuit against the Fund and members of the Board of Directors in the District Court of Harris County, Texas. Ms. Douglass’ complaint alleges various causes of action, including minority shareholder oppression, dilution, and breach of fiduciary duty, and seeks unspecified damages and attorney’s fees. We consider the lawsuit as being without merit and intend to defend the matter vigorously.

From time to time, the Fund is also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in those certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of Management and directors of the Fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

We assessed our internal control over financial reporting as of December 31, 2012, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

Based on our assessment, we have concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of our assessment have been reviewed with the Audit Committee of our Board of Directors.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2013 (the “2013 Proxy Statement”).

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is available to any person, without charge, upon request addressed to Equus Total Return, Inc., Attention: Corporate Secretary, Eight Greenway Plaza, Suite 930, Houston, TX 77046. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, or controller, we intend to disclose the same on its website at www.equuscap.com.

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2013 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Equus Total Return, Inc.:

We have audited the balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of investments, as of December 31, 2012 and 2011 and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2012 and the selected per share data and ratios for each of the five years in the period ended December 31, 2012, and have issued our report thereon dated March 26, 2013 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in Item 15(a)(2) of this Form 10-K. The Schedule 12-14 is the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP

Houston, Texas

March 26, 2013

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2012
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income (e)	As of December 31, 2011 Fair Value	Gross Additions (b)	Gross Reductions (c)	As of December 31, 2012 Fair Value
Control investments: Majority-owned
Equus Energy, LLC	Member interest (100%)	$-	$236	$6,800	(181)	$6,855
Equus Media Development Company, LLC	Member interest (100%)	-	163	-	(17)	146
Sovereign Business Forms, Inc.	1,214,630 shares of common stock	-	4,488	-	(4,488)	-
	12% promissory notes	109	2,363	-	(2,363)	-
Spectrum Management, LLC	285,000 units of Class A member interest	-	-	-	-	-
	16% subordinated promissory note (d)	20	319	139	(40)	418
Total Control investments: Majority-owned		$129	$7,569	$6,939	$(7,089)	$7,419
Control Investments: Non-majority owned
ConGlobal Industries Holding, Inc.	24,397,303 shares of common stock	$-	$-	$-	$-	$-
	7% promissory note	229	5,729	-	(5,729)	-
Total Control investments: Majority-owned		$229	$5,729	$-	$(5,729)	$-
Total Control investments		$358	$13,298	$6,939	$(12,818)	$7,419
Affiliate Investments
Infinia Corporation	1,151,800 shares preferred stock	$-	$-	$-	$-	$-
	666,667 Class A Shares Preferred Stock	-	-		-	-
	160,720 Class B Shares Preferred Stock	-	-		-	-
	Option to purchase 16,000 shares of common stock at $7.43 per share through December 19, 2012	-	-		-	-
PalletOne, Inc.	350,000 shares of common stock	-	150	-	-	150
Total Affiliate investments		$-	$150	$-	$-	$150
Total Investments In and Advances to Affiliates		$358	$13,448	$6,939	$(12,818)	$7,569

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2011.

(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Debt is non-income producing.

(e)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are neither consolidated nor accounted for under the equity method of accounting.

(a)(3) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 26, 2013	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 26, 2013
Fraser Atkinson

/S/ ALESSANDRO BENEDETTI	Director, Executive Chairman	March 26, 2013
Alessandro Benedetti

/S/ RICHARD F. BERGNER	Director	March 26, 2013
Richard F. Bergner

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	March 26, 2013
Kenneth I. Denos

/S/ GREGORY J. FLANAGAN	Director	March 26, 2013
Gregory J. Flanagan

/S/ HENRY W. HANKINSON	Director	March 26, 2013
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 26, 2013
Robert L. Knauss

/S/ BERTRAND DES PALLIERES	Director	March 26, 2013
Bertrand des Pallieres

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	March 26, 2013
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2013
L’Sheryl D. Hudson

