Form 10-Q
period 2013-03-31
EQUUS TOTAL RETURN, INC.
filed 2013-05-15
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 15, 2013.

Table of Contents

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Table of Contents	2

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

 Part I. Financial Information

Item  1.   Financial Statements

	March 31, 2013	December 31, 2012
(in thousands, except per share amounts)	(Unaudited)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $15,569 and $15,479 respectively)	$6,893	$7,419
Affiliate investments (cost at $350 and $350 respectively)	150	150
Non-affiliate investments (cost at $10,616 and $10,625 respectively)	1,582	1,663
Total investments in portfolio securities at fair value	8,625	9,232
Cash and cash equivalents	22,761	23,687
Accounts receivable and other	221	71
Accrued interest receivable	167	293
Total assets	31,774	33,283
Liabilities and net assets
Accounts payable and accrued liabilities	321	214
Accounts payable to related parties	37	194
Total liabilities	358	408

Commitments and contingencies

Net assets	$31,416	$32,875

Net assets consist of:
Common stock, par value	$10	$10
Capital in excess of par value	61,495	61,495
Undistributed net investment losses	(12,179)	(11,408)
Unrealized depreciation of portfolio securities, net	(17,910)	(17,222)
Total net assets	$31,416	$32,875
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.97	$3.11

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2013	2012
Investment income (loss), net:
Interest income (loss), net:
Control investments	$(132)	$140
Affiliate investments	—	—
Non-affiliate investments	36	87
Total interest income (loss), net	(96)	227
Interest from temporary cash investments	—	—
Total investment income (loss), net	(96)	227

Expenses:
Professional fees	268	283
Compensation expense	239	199
Director fees and expenses	102	140
General and administrative expense	38	72
Mailing, printing and other expenses	23	25
Taxes	5	5
Interest expense	—	1
Total expenses	675	725

Net investment loss	(771)	(498)

Net unrealized depreciation of portfolio securities:
End of period	(17,910)	(17,398)
Beginning of period	(17,222)	(17,399)
Net change in unrealized depreciation of portfolio securities	(688)	1

Net decrease in net assets resulting from operations	$(1,459)	$(497)

Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.14)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	10,562	10,562

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
Net decrease in net assets resulting from operations	$(1,459)	$(497)
Net assets at beginning of period	32,875	38,148
Net assets at end of period	$31,416	$37,651

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
Reconciliation of decrease in net assets resulting from operations to net cash used in operating activities:
Net decrease in net assets resulting from operations	$(1,459)	$(497)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation of portfolio securities	688	(1)
Changes in operating assets and liabilities:
Purchase of portfolio securities	(90)	—
Principal payments received from portfolio securities	9	70
Sales of temporary cash investments, net	—	(2,020)
Increase in accounts receivable and other	(150)	(53)
(Increase) decrease in accrued interest receivable	126	(227)
Increase in accounts payable and accrued liabilities	107	163
Increase (decrease) in accounts payable to related parties	(157)	48
Net cash used in operating activities	(926)	(2,517)
Cash flows from financing activities:
Borrowings under margin account	—	8,000
Repayments under margin account	—	(6,000)
Net cash provided by financing activities	—	2,000
Net decrease in cash and cash equivalents	(926)	(517)
Cash and cash equivalents at beginning of period	23,687	16,813

Cash and cash equivalents at end of period	$22,761	$16,296

Supplemental disclosure of cash flow information:
Interest paid	$—	$1
Income taxes paid	$5	$5

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ended March 31,
	2013	2012

Investment income (loss), net	$(0.01)	$0.02
Expenses	0.06	0.07

Net investment loss	(0.07)	(0.05)
Net realized gain (loss)	—	—
Net change in unrealized depreciation	(0.07)	—
Net decrease in net assets	(0.14)	(0.05)
Net assets at beginning of period	3.11	3.61
Net assets at end of period, basic and diluted	$2.97	$3.56
Weighted average number of shares outstanding during period,
in thousands	10,562	10,562
Market price per share:
Beginning of period	$2.36	$2.24
End of period	$2.16	$2.27
Selected information and ratios:
Ratio of expenses to average net assets	2.10%	1.91%
Ratio of net investment loss to average net assets	(2.40%)	(1.31%)
Ratio of net decrease in net assets resulting from operations to average net assets	(4.54%)	(1.31%)
Total return on market price (1)	(8.47%)	1.34%

(1)  Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

Table of Contents	7

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value (1)

Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,623
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	146
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory notes due 11/11 (5)	$2,669	2,669	124
					5,519	124
Total Control Investments: Majority-owned (represents 79.9% of total investments at fair value)					$15,569	$6,893
Affiliate Investments (4):
PalletOne, Inc Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$150
Total Affiliate Investments (represents 1.7% of total investments at fair value)					$350	$150
Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		$1,795	$-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Ogden, UT	Alternative energy	June 2007	115,180 shares common stock (0.06%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Property Group Paris, France	Real estate	April 2011	73,666 shares common stock		125	202
			10% Promissory note due 2/2018 (2)	$696	696	1,380
					821	1,582
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 18.4% of total investments at fair value)					$10,616	$1,582
Total Investment in Portfolio Securities					$26,535	$8,625

(1)	See Note 3 to the financial statements, Valuation of Investments.

(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Non-income producing.

The accompanying notes are an integral part of these financial statements.

Table of Contents	8

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

March 31, 2013

(Unaudited)

Except for our holding of ordinary shares of Orco Property Group S.A. (“OPG”), substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 or other relevant foreign regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2013, except for our holdings in OPG, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act, and for which we provide significant managerial assistance.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2013 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$12,900	$6,769	21.6%
Secured and subordinated debt	3,365	1,504	4.8%
Common stock	8,475	352	1.1%
Preferred stock	1,795	—	0.0%
Total	$26,535	$8,625	27.5%

Interest payments are being received and/or accrued on notes with a fair value of $1.4 million, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $0.1 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2013 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$6,623	21.1%
Real estate	1,582	5.0%
Business products and services	124	0.4%
Shipping products and services	150	0.5%
Media	146	0.5%
Total	$8,625	27.5%

The accompanying notes are an integral part of these financial statements.

Table of Contents	9

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,855
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	146
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory notes due 11/11(5)	$2,579	2,579	418
					5,429	418
Total Control Investments: Majority-owned (represents 80.4% of total investments at fair value)					$15,479	$7,419
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$150
Total Affiliate Investments (represents 1.6% of total investments at fair value)					$350	$150
Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		$1,795	$-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Ogden, UT	Alternative energy	June 2007	115,180 shares common stock (0.06%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Property Group S.A. Paris, France	Real estate	April 2011	73,666 shares common stock		125	238
			10% Promissory note due 2/18 (2)	$705	705	1,425
					830	1,663
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 18.0% of total investments at fair value)					$10,625	$1,663
Total Investment in Portfolio Securities					$26,454	$9,232

(1)	See Note 3 to the financial statements, Valuation of Investments.

(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Non-income producing.

The accompanying notes are an integral part of these financial statements.

Table of Contents	10

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

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2012, except for our holdings in OPG, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act, and for which we provide significant managerial assistance.

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

The following is a summary by industry of our investments in portfolio securities as of December 31, 2012 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$6,855	20.8%
Real estate	1,663	5.1%
Business products and services	418	1.3%
Shipping products and services	150	0.5%
Media	146	0.4%
Alternative energy	—	0.0%
Total	$9,232	28.1%

The accompanying notes are an integral part of these financial statements.

Table of Contents	11

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

(1)	Description of Business and Basis of Presentation

Description of Business— Equus Total Return, Inc. (“we,” “us,” “our,” “Equus,” the “Company,” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange under the symbol ‘EQS’. On August 11, 2006, our shareholders approved a change of the Fund’s investment strategy to a total return investment objective. This new strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management and Board of Directors believe it is prudent to continue to review alternatives to refine and further clarify the current strategies.

We elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio investments. We reflect any such income tax expense on our Statements of Operations.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

Table of Contents	12

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through March 31, 2014.

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

Cash and Cash Equivalents—As of March 31, 2013, we had cash and cash equivalents of $22.8 million. We had $8.6 million of our net assets of $31.4 million invested in portfolio securities.

As of December 31, 2012, we had cash and cash equivalents of $23.7 million. We had $9.2 million of our net assets of $32.9 million invested in portfolio securities.

Dividends— We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—As of March 31, 2013, we had no outstanding commitments to our portfolio company investments.

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

We had no RIC borrowings or restricted cash as of March 31, 2013 and December 31, 2012, respectively.

Certain Risks and Uncertainties— Economic conditions since 2008 and resulting market dislocations have resulted in a significant decline in the availability of debt and equity. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first three months of 2013, the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2013 operating requirements.

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

Table of Contents	13

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These types of securities represented 16.0% and 15.4% of our investments in portfolio securities as of March 31, 2013 and December 31, 2012, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

During the first twelve months after an investment is made, the original investment value is utilized to determine the fair value unless significant developments have occurred during this twelve month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). After the twelve month period, or if material events have occurred within the twelve month period, we consider a two-step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, we consider three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. We allocate value to these securities based on their relative priorities. For equity securities such as warrants, we may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model.

Market approach—The market approach typically employed by our management calculates the enterprise value of a company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company for the trailing twelve month period.  Adjustments to the company’s EBITDA, including those for non-recurring items, may be considered. Multiples are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. We will apply liquidity and other discounts it deems appropriate to equity valuations where applicable. We may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Income approach—The income approach typically utilized by our management calculates the enterprise value of a company utilizing a discounted cash flow model incorporating projected future cash flows of the company.  Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. We will apply liquidity and other discounts we deem appropriate to equity valuations where applicable.

Asset approach—We consider the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing its debt upon maturity; 3) we believe the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions which may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

Table of Contents	14

We base adjustments upon such factors as the portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, we may base a portfolio company’s fair value upon the company’s estimated liquidation value. Fair valuations are necessarily subjective, and management’s estimate of fair value may differ materially from amounts actually received upon the disposition of its portfolio securities. Also, any failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in increased volatility and result in a significant and rapid change in its value.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $8.4 million and $9.0 million as of March 31, 2013 and December 31, 2012, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of March 31, 2013 and December 31, 2012 respectively, one of the Fund’s portfolio investments, the 73,666 ordinary shares of Orco Property Group, S.A. (“OPG”), was publicly listed on the NYSE Euronext Paris Exchange.

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

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which we own more than 25% of the voting securities or maintain greater than 50% representation on the portfolio company’s governing board. Under the 1940 Act, “Affiliate Investments” are defined as those non-control investments in companies in which we own between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

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

Table of Contents	15

Income Taxes—We intend to comply with the requirements of the Internal Revenue Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a RIC. See Note 2 for further discussion of our RIC borrowings.

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.01 million, for the year ended December 31, 2012.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the year ended December 31, 2012.

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

As of March 31, 2013, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of March 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$6,893	$—	$—	$6,893
Affiliate investments	150	—	—	150
Non-affiliate investments	1,582	202	—	1,380
Total investments	$8,625	$202	$—	$8,423

Table of Contents	16

As of December 31, 2012, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of December 31, 2012
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$7,419	$—	$—	$7,419
Affiliate investments	150	—	—	150
Non-affiliate investments	1,663	238	—	1,425
Total investments	$9,232	$238	$—	$8,994

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2012	$7,419	$150	$1,425	$8,994
Change in unrealized appreciation (depreciation)	(616)	—	(36)	(652)
Purchases of portfolio securities	90	—	—	90
Proceeds from sales/dispositions	—	—	(9)	(9)
Fair value as of March 31, 2013	$6,893	$150	$1,380	$8,423

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2011	$13,298	$150	$5,734	$19,182
Change in unrealized appreciation (depreciation)	(13)	—	14	1
Proceeds from sales/dispositions	(70)	—	—	(70)
Fair value as of March 31, 2012	$13,215	$150	$5,748	$19,113

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

The following table summarizes the significant observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2013:

Table of Contents	17

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$1,504	Yield Analysis	Market interest rate	5.4%	12.4%
		Pending Transaction	Discount for lack of marketability	5%	15%
		Asset Approach	Recovery rate	0%	100%

Common stock	150	Pending Transaction	Discount	0%	100%

Limited liability company investments	6,769	Asset Approach	Recovery rate	0%	100%
	$8,423

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

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $18,750 for each of the three months ended March 31, 2013 and 2012.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered.

(5)	Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

(6)	Portfolio Securities

During the three months ended March 31, 2013, we capitalized legal and consulting expenses of $0.1 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.03 million and a 5.75% partial principal repayment of $9,000 in respect of our €1.2 million [$1.5 million] in OPG notes.

During the three months ended March 31, 2013, we did not realize any significant gains or losses on sales of portfolio securities.

Net unrealized depreciation on investments increased $0.7 million during the three months ended March 31, 2013, to a net unrealized depreciation of $17.9 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of Equus Energy LLC of $0.2 million due to operating expenses.

(ii)	Decrease in fair value of OPG of $0.1 million due to a decline in stock price and foreign exchange translation.

(iii)	Decrease in fair value of Spectrum Management, Inc. (“Spectrum”) of $0.4 million due to adecline in operating performance.

During the three months ended March 31, 2012, we made no follow-on investments, nor realized any significant gains or losses on sales of portfolio securities.

Table of Contents	18

Net unrealized depreciation on investments remained relatively unchanged during the three months ended March 31, 2012, at a net unrealized depreciation of $17.4 million. Such decrease in depreciation is largely due to the following changes:

(i)	Increase in fair market value of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $0.3 million due to improved productivity.

(ii)	Decrease in the fair market value of Spectrum of $0.2 million due to the continued decline in operating performance and liquidity issues.

(7)	Equus Energy

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012 we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 150 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 23,000 acres situated on 15 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including a major multinational oil and gas conglomerate which has operating responsibility for all of Equus Energy’s 40 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, has partnered with the operator in an aggressive recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. One recompletion has been effected since the closing date of the acquisition, with additional recompletions scheduled for the remainder of 2013 and beyond. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (appx. 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres are located in the area known as the “Eagle Ford Shale” play.

We do not consolidate Equus Energy or its wholly owned subsidiaries and accordingly only the value of our investment in Equus Energy is included on our statement of assets and liabilities. Our investment in Equus Energy is valued in accordance with our normal valuation procedures and is based on the values of the underlying assets held by EQS Energy Holdings, Inc. a wholly-owned subsidiary of Equus Energy, net of associated liabilities.

Table of Contents	19

Below is summarized consolidated financial information for Equus Energy as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 (in thousands).

	As of
	March 31, 2013	December 31, 2012
	(unaudited)	(unaudited)

ASSETS

Current assets	$1,011	$628

Oil and gas properties, net	6,930	6,899

TOTAL ASSETS	$7,941	$7,527

LIABILITIES AND MEMBERS' CAPITAL

Current liabilities	$1,144	$499

Asset retirement obligations	174	173
TOTAL LIABILITIES	1,318	672

MEMBERS' CAPITAL	$6,623	$6,855

TOTAL LIABILITIES AND MEMBERS' CAPITAL	$7,941	$7,527

Revenue and direct operating expenses for the various oil and gas assets included in the accompanying statements represent the net collective working and revenue interests acquired by Equus Energy. The revenue and direct operating expenses presented herein relate only to the interests in the producing oil and natural gas properties and do not represent all of the oil and natural gas operations of all of these properties. Direct operating expenses include lease operating expenses and production and other related taxes. General and administrative expenses, depreciation, depletion and amortization (“DD&A”) of oil and gas properties and federal and state taxes have been excluded from direct operating expenses in the accompanying statements of revenues and direct operating expenses because the allocation of certain expenses would be arbitrary and would not be indicative of what such costs would have been had Equus Energy been operated as a stand alone entity. The statements of revenues and direct operating expenses presented are not indicative of the financial condition or results of operations of Equus Energy on a go forward basis due to changes in the business and the omission of various operating expenses.

Three months ended
March 31, 2013
(unaudited)

OPERATING REVENUES:
Total operating revenue	$605

OPERATING EXPENSES:
Direct operating expenses	328
OPERATING PROFIT	277

Depletion, depreciation and amortization	322
General and administrative	187

NET INCOME (LOSS)	$(232)

Table of Contents	20

Critical Accounting Policies for Equus Energy—Equus Energy and its wholly-owned subsidiary EQS Energy Holdings, Inc. (collectively “the Company”) follow the Full Cost Method of Accounting for oil and gas properties. Under the full cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and directly related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. Gains or losses are normally reflected as an adjustment to the full cost pool.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion and depreciation expense for the Company’s oil and gas properties totaled $0.3 million for the quarter ending March 31, 2013.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)   As of March 31, 2013 the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date  (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)   The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)   The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on their oil and gas properties during 2012 or during the three months ended March 31, 2013.

The costs of certain unevaluated leasehold acreage and certain wells being drilled are not amortized. The Company excludes all costs until proved reserves are found or until it is determined that the costs are impaired. Costs not amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased.

Revenue Recognition—Revenues are recognized for oil and natural gas sales under the sales method of accounting. Under this method, revenues are recognized on production as it is taken and delivered to its purchasers. The volumes sold may be more or less than the volumes entitled to, based on the owner’s net interest in the Assets. These differences result from production imbalances, which are not significant, and are reflected as adjustments to prove reserves and future cash flows in the unaudited supplementary oil and gas information included herein.

Accounting Policy on Depletion—The Company employs the Units of Production method whereby depletion of proved oil and gas properties is computed on the units-of-production method, where capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves.

Asset Retirement Obligations— The fair value of asset retirement obligations are recorded in the period in which they are incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset.  The fair value of the asset retirement obligation is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances.  No market risk premium was included in the Company’s asset retirement obligation fair value estimate since a reasonable estimate could not be made.  The liability is accreted to its then present value each period, and the capitalized cost is depleted or amortized over the estimated recoverable reserves using the units-of-production method.

(8)	Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting no subsequent events.

Table of Contents	21

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Equus Total Return, Inc. (“we,” “us,” “our,” “Equus,” the “Company,” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This new strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management and Board of Directors believe it is prudent to continue to review alternatives to refine and further clarify the current strategies.

We elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 Act (“1940 Act”). We currently qualify as a regulated investment company (“RIC’) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned Taxable Subsidiaries each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio investments. We reflect any such income tax expense on our Statements of Operations.

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

Table of Contents	22

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These types of securities represented 16.0% and 15.4% of our investments in portfolio securities as of March 31, 2013 and December 31, 2012, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

During the first twelve months after an investment is made, the original investment amount is utilized to determine the fair value unless significant developments have occurred during this twelve month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). After the twelve month period, or if material events have occurred within the twelve month period, Fund management considers a two-step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, our management considers three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. Fund management allocates value to these securities based on their relative priorities. For equity securities such as warrants, the Fund may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model.

Market approach—The market approach typically employed by our management calculates the enterprise value of a company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company for the trailing twelve month period.  Adjustments to the company’s EBITDA, including those for non-recurring items, may be considered. Multiples are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. We will apply liquidity and other discounts we deem appropriate to equity valuations where applicable. We may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Income approach—The income approach typically utilized by our management calculates the enterprise value of a company utilizing a discounted cash flow model incorporating projected future cash flows of the company.  Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. We will apply liquidity and other discounts we deem appropriate to equity valuations where applicable.

Asset approach—We consider the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing its debt upon maturity; 3) we believe the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions which may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

We base adjustments upon such factors as the portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful operations, we may base a portfolio company’s fair value upon the company’s estimated liquidation value. Fair valuations are necessarily subjective, and management’s estimate of fair value may differ materially from amounts actually received upon the disposition of its portfolio securities. Also, any failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in increased volatility and result in a significant and rapid change in its value.

Our general intent is to hold our loans to maturity when appraising its privately held debt investments. As such, we believe that the fair value will not exceed the cost of the investment. However, in addition to the previously described analysis involving allocation of value to the debt instrument, we perform a yield analysis to determine if a debt security has been impaired.

Table of Contents	23

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $8.4 million and $9.0 million as of March 31, 2013 and December 31, 2012, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of March 31, 2013 and December 31, 2012, respectively, one of the Fund’s portfolio investments, the 73,666 ordinary shares of OPG, was publicly listed on the NYSE Euronext Paris Exchange.

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

Federal Income Taxes

We intend to comply with the requirements of the Internal Revenue Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2012, we had a capital loss carry-forward of $29.3 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Internal Revenue Code. See Note 2 for further discussion of our RIC borrowings.

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

Current Market Conditions

Overall economic conditions in the United States have improved since 2009, albeit marginally. However, the economic recovery has been hampered by slower growth and persistent high unemployment relative to historical levels. The U.S. Congressional Budget Office is forecasting continuing sluggish growth for the remainder of 2013, with a projected unemployment rate exceeding 7.5% at year end. Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Notwithstanding a sharp downturn in merger and acquisition (“M&A”) activity during the first quarter of 2013, market conditions for business transactions including mergers and acquisitions and private equity investments have improved since 2010, as corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans. Private equity firms have access to historically large amounts of committed capital as private equity activity has been lower than anticipated for nearly three years.

Table of Contents	24

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2008 and December 31, 2012 our net asset value declined from $9.16 per share to $3.11 per share. This further impacted the trading price of our common stock, as it declined approximately 21.9% and 10.4% during 2010 and 2011, respectively, before increasing 5.36% in 2012. As of March 31, 2013, the closing price of our common stock closed was $2.16, which is a discount of 27.3% to our net asset value.

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

Because of the nature and size of the portfolio investments, we may periodically borrow funds to make qualifying investments to maintain our tax status as a RIC. We often borrow such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.8 million and $0.5 million for the three months ended March 31, 2013 and March 31, 2012, respectively. The net investment loss for the three months ended March 31, 2013 resulted from the $0.1 million investment loss, due to the impairment of accrued interest income from Spectrum Management LLC, along with the operating expenses for the quarter totaling $0.7 million. The increase in net investment loss generated at March 31, 2013 compared to March 31, 2012 is due primarily to the decrease in total investment income.

Total income (loss) from portfolio securities was ($0.1) million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. The $0.3 million decrease was primarily due to the impairment of accrued interest receivable of Spectrum Management, LLC.

Table of Contents	25

Total expenses were relatively unchanged at $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2013 and 2012, we did not realize any net capital gains or losses.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased $0.7 million during the three months ended March 31, 2013, to a net unrealized depreciation of $17.9 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of Equus Energy LLC of $0.2 million due to operating expenses.

(ii)	Decrease in fair value of OPG of $0.1 million due to adecline in stock price and foreign exchange translation.

(iii)	Decrease in fair value of Spectrum of $0.4 million due to adecline in operating performance.

Net unrealized depreciation on investments remained relatively unchanged during the three months ended March 31, 2012, at a net unrealized depreciation of $17.4 million. Such decrease in depreciation is largely due to the following changes:

(i)	Increase in fair value of ConGlobal of $0.3 million due to improved productivity.

(ii)	Decrease in the fair value of Spectrum of $0.2 million due to the continued decline in operating performance and liquidity issues.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Investments

During the three months ended March 31, 2013, we capitalized legal and consulting expenses of $0.1 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.03 million and a 5.75% partial principal repayment of $9,000 in respect of our €1.2 million [$1.5 million] in OPG notes.

During the three month ended March 31, 2012, we made no new or follow-on investments.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting no subsequent events.

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

Table of Contents	26

A major portion of our investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. A small portion of the investment portfolio also consists of common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 21.0% of the net asset value and 76.8% of our investments in portfolio company securities (at fair value) as of March 31, 2013. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Table of Contents	27

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

While we believe the Atrium claim is without merit and we intend to vigorously dispute the claim, there is a reasonable possibility of an adverse ruling which may require the Fund to indemnify Atrium. If Equus is required to indemnify Atrium and Champion, we estimate that such indemnity obligation could vary from $2.0 million to $3.0 million. Pursuant to the SPA, the indemnification obligation of Equus and the other sellers is several and not joint, and any such indemnity, however uncertain, would likely be reduced proportionately to our percentage ownership in Champion at the time of sale, which was 31.5% of Champion’s shares outstanding.

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

From time to time, the Fund is also a party to certain proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations.

Item 1A.   Risk Factors

There have been no material changes in the Fund’s risk factors from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Table of Contents	28

Item  6.   Exhibits

3.	Articles of Incorporation and by-laws
(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]
10.	Material Contracts.
(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]
(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]
31.	Rule 13a-14(a)/15d-14(a) Certifications
1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer
32.	Section 1350 Certifications
1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer

Table of Contents	29

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: May 15, 2013	/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

Table of Contents	30