Form 10-Q
period 2013-06-30
EQUUS TOTAL RETURN, INC.
filed 2013-08-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 14, 2013.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

Part I. Financial Information

Item  1. Financial Statements

	June 30, 2013	December 31, 2012
	(Unaudited)
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $15,648 and $15,479 respectively)	$7,057	$7,419
Affiliate investments (cost at $350 and $350 respectively)	150	150
Non-affiliate investments (cost at $8,821 and $10,625 respectively)	1,612	1,663
Total investments in portfolio securities at fair value	8,819	9,232
Cash and cash equivalents	21,304	23,687
Accounts receivable and other	338	71
Accrued interest receivable	181	293
Total assets	30,642	33,283
Liabilities and net assets
Accounts payable and accrued liabilities	238	214
Accounts payable to related parties	237	194
Total liabilities	475	408

Commitments and contingencies

Net assets	$30,167	$32,875

Net assets consist of:
Common stock, par value	$10	$10
Capital in excess of par value	59,700	61,495
Undistributed net investment losses	(13,543)	(11,408)
Unrealized depreciation of portfolio securities, net	(16,000)	(17,222)
Total net assets	$30,167	$32,875
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.86	$3.11

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Investment income (loss), net:
Interest income (loss), net:
Control investments	$(25)	$180	$(157)	$320
Non-affiliate investments	40	31	76	118
Total interest income (loss), net	15	211	(81)	438
Interest from temporary cash investments	—	1	—	1
Total investment income (loss) net	15	212	(81)	439

Expenses:
Professional fees	391	388	659	671
Compensation expense	228	370	467	569
Director fees and expenses	144	110	246	250
General and administrative expense	34	25	72	97
Mailing, printing and other expenses	52	92	75	117
Taxes	3	4	8	9
Interest expense	—	—	—	1
Settlement expense	527	—	527	—
Total expenses	1,379	989	2,054	1,714

Net investment loss	(1,364)	(777)	(2,135)	(1,275)
Net realized loss:
Affiliate investments	—	(5,187)	—	(5,187)
Non-affiliate investments	(1,795)	—	(1,795)	—
Temporary cash investments	—	(1)	—	(1)
Net realized loss	(1,795)	(5,188)	(1,795)	(5,188)

Net unrealized depreciation of portfolio securities:
End of period	(16,000)	(15,666)	(16,000)	(15,666)
Beginning of period	(17,910)	(17,398)	(17,222)	(17,399)
Net change in unrealized depreciation of portfolio securities	1,910	1,732	1,222	1,733

Net decrease in net assets resulting from operations	$(1,249)	$(4,233)	$(2,708)	$(4,730)

Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.11)	$(0.40)	$(0.25)	$(0.45)
Weighted average shares outstanding:
Basic and diluted	10,562	10,562	10,562	10,562

The accompanying notes are an integral part of these financial statements.

4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended June 30,
(in thousands)	2013	2012
Net decrease in net assets resulting from operations	$(2,708)	$(4,730)
Net assets at beginning of period	32,875	38,148
Net assets at end of period	$30,167	$33,418

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2013	2012
Reconciliation of decrease in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net decrease in net assets resulting from operations	$(2,708)	$(4,730)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net realized loss	1,795	5,188
Net change in unrealized depreciation of portfolio securities	(1,222)	(1,733)
Changes in operating assets and liabilities:
Purchase of portfolio securities	(169)	—
Net proceeds from dispositions of portfolio securities	—	4,008
Principal payments received from portfolio securities	9	5,618
Sales of temporary cash investments, net	—	6,060
Increase in accounts receivable and other	(267)	(64)
Decrease in accrued interest receivable	112	1,637
Increase in accounts payable and accrued liabilities	24	233
Increase in accounts payable to related parties	43	9
Net cash (used in) provided by operating activities	(2,383)	16,226
Cash flows from financing activities:
Borrowings under margin account	—	8,000
Repayments under margin account	—	(14,000)
Net cash provided by financing activities	—	(6,000)
Net (decrease) increase in cash and cash equivalents	(2,383)	10,226
Cash and cash equivalents at beginning of period	23,687	16,813

Cash and cash equivalents at end of period	$21,304	$27,039
Non-cash investing and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$—	$301

Supplemental disclosure of cash flow information:
Interest paid	$—	$1
Income taxes paid	$8	$9

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six months ended June 30,
	2013	2012
Investment income (loss), net	$(0.01)	$0.04
Expenses	0.19	0.16

Net investment loss	(0.20)	(0.12)

Net realized gain (loss)	(0.17)	(0.49)
Net change in unrealized depreciation	0.12	0.16
Net decrease in net assets	(0.25)	(0.45)
Net assets at beginning of period	3.11	3.61
Net assets at end of period, basic and diluted	$2.86	$3.16
Weighted average number of shares outstanding during period,
in thousands	10,562	10,562
Market price per share:
Beginning of period	$2.36	$2.24
End of period	$1.91	$2.44
Selected information and ratios:
Ratio of expenses to average net assets	6.52%	4.79%
Ratio of net investment loss to average net assets	(6.77%)	(3.56%)
Ratio of net decrease in net assets resulting from operations to average net assets	(8.59%)	(13.22%)
Total return on market price (1)	(19.07%)	8.93%

(1)  Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,725
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	216
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory notes due 11/11 (5)	$2,748	2,748	116
					5,598	116
Total Control Investments: Majority-owned (represents 80.0% of total investments at fair value)					$15,648	$7,057
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$150
Total Affiliate Investments (represents 1.7% of total investments at fair value)					$350	$150
Non-Affiliate Investments (less than 5% owned):
Infinia Corporation Ogden, UT	Alternative energy	June 2007	115,180 shares common stock (0.06%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Property Group Paris, France	Real estate	April 2011	73,666 shares common stock		125	214
			10% Promissory note due 2/18 (2)	$696	696	1,398
					821	1,612
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 18.3% of total investments at fair value)					$8,821	$1,612
Total Investment in Portfolio Securities					$24,819	$8,819

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Non-income producing.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2013

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

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2013, except for our holdings in OPG, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act, and for which we provide significant managerial assistance.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2013 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$12,900	$6,941	23.0%
Secured and subordinated debt	3,444	1,514	5.0%
Common stock	8,475	364	1.2%
Total	$24,819	$8,819	29.2%

Interest payments are being received and/or accrued on notes with a fair value of $1.4 million, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $0.1 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2013 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$6,725	22.3%
Real estate	1,612	5.3%
Media	216	0.7%
Shipping products and services	150	0.5%
Business products and services	116	0.4%
Total	$8,819	29.2%

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

JUNE 30, 2013

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

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through June 30, 2014.

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

Cash and Cash Equivalents—As of June 30, 2013, we had cash and cash equivalents of $21.3 million. We had $8.8 million of our net assets of $30.2 million invested in portfolio securities.

As of December 31, 2012, we had cash and cash equivalents of $23.7 million. We had $9.2 million of our net assets of $32.9 million invested in portfolio securities.

Dividends—We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—As of June 30, 2013, we had no outstanding commitments to our portfolio company investments.

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

We had no RIC borrowings or restricted cash as of June 30, 2013 and December 31, 2012, respectively.

Certain Risks and Uncertainties— Economic conditions since 2008 and resulting market dislocations have resulted in a significant decline in the availability of debt and equity. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first six months of 2013, the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted solely from originating debt and equity investments to also include liquidity preservation efforts necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and investments in portfolio securities using shares of the Fund. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2013 operating requirements.

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These types of securities represented 15.9% and 15.4% of our investments in portfolio securities as of June 30, 2013 and December 31, 2012, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $8.6 million and $9.0 million as of June 30, 2013 and December 31, 2012, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of June 30, 2013 and December 31, 2012, one of our portfolio investments, consisting of 73,666 ordinary shares of OPG, is publicly listed on the NYSE Euronext Paris Exchange.

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

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.01 million for the year ended December 31, 2012.

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

Level 3—Inputs reflect our best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are debt, warrants and/or other equity investments held in a private company. As previously described, we consider a two-step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, we consider three different valuation approaches: a market approach, an income approach, and a cost approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. We allocate value to these securities based on their relative priorities. For equity securities such as warrants, we may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model. Yield analysis is also employed to determine if a debt security has been impaired.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

As of June 30, 2013, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of June 30, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$7,057	$—	$—	$7,057
Affiliate investments	150	—	—	150
Non-affiliate investments	1,612	214	—	1,398
Total investments	$8,819	$214	$—	$8,605

As of December 31, 2012, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements As of December 31, 2012
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	`	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$7,419	$—	$—		$7,419
Affiliate investments	150	—	—		150
Non-affiliate investments	1,663	238	—		1,425
Total investments	$9,232	$238	$—		$8,994

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2012	$7,419	$150	$1,425	$8,994
Realized losses	—	—	(1,795)	(1,795)
Change in unrealized appreciation (depreciation)	(531)	—	1,777	1,246
Purchases of portfolio securities	169	—	—	169
Proceeds from sales/dispositions	—	—	(9)	(9)
Fair value as of June 30, 2013	$7,057	$150	$1,398	$8,605

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2011	$13,298	$150	$5,734	$19,182
Realized losses	(5,187)	—	—	(5,187)
Change in unrealized appreciation (depreciation)	2,069	—	(336)	1,733
Purchase of portfolio securities	—	—	301	301
Proceeds from sales/dispositions	(9,627)	—	—	(9,627)
Transfers out of Level 3	—	—	(3,149)	(3,149)
Fair value as of June 30, 2012	$553	$150	$2,550	$3,253

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

The following table summarizes the significant observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of June 30, 2013:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$1,514	Yield Analysis	Market interest rate	5.4%	12.4%
		Pending Transaction	Discount for lack of marketability	5%	15%
		Asset Approach	Recovery rate	0%	100%

Common stock	150	Pending Transaction	Discount	0%	100%

Limited liability company investments	6,941	Asset Approach	Recovery rate	0%	100%
	$8,605

(4)	Related Party Transactions and Agreements

Except as noted below, as compensation for services to the Fund, each Independent Director receives an annual fee of $20,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board and a fee of $1,000 for each committee meeting attended, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. A quarterly fee of $15,000 is paid to the Chairman of the Audit Committee and a quarterly fee of $3,750 is paid to the Chairman of the Independent Directors. We have also paid and will likely continue to pay other one-time or recurring fees to members of our Board of Directors in special circumstances. None of our interested directors receive annual fees for their service on the Board of Directors.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered.

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $37,500 for each of the six months ended June 30, 2013 and 2012.

On August 12, 2012, Paula Douglass filed a lawsuit against the Fund and members of the Board of Directors in the District Court of Harris County, Texas. Ms. Douglass’ complaint alleged various causes of action, including minority shareholder oppression, dilution, and breach of fiduciary duty, and sought unspecified damages and attorney’s fees. Effective June 13, 2013, the Fund entered into a settlement agreement with Ms. Douglass, Sam Douglass, as well as certain trusts controlled by them. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, the Board of Directors approved a payment of $402,254, in complete settlement of the lawsuit, as being in the best interests of the Fund and its shareholders. The settlement payment was made on July 30, 2013. Ms. Douglass filed a motion to dismiss the lawsuit with prejudice on August 8, 2013.

Effective June 13, 2013, the Fund entered into a settlement agreement with Sam Douglass, a former director and executive officer of the Fund, in respect of a claim for indemnification pursuant to the General Corporation Law of Delaware and an indemnification agreement entered into by the Fund with Mr. Douglass on May 3, 2001. The settlement agreement provides for the reimbursement to Mr. Douglass of actual expenses incurred, excluding any fines or penalties, in connection with an enforcement action initiated by the Securities and Exchange Commission against Mr. Douglass in 2009. The settlement payment of $125,000 was made on June 24, 2013.

(5)	Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

(6)	Portfolio Securities

During the six months ended June 30, 2013, we capitalized legal and consulting expenses of $0.2 million relating to Spectrum Management, LLC. We also received a semi-annual interest payment of $0.03 million and a 5.75% partial principal repayment of $0.01 million in respect of our €1.2 million [$1.5 million] in OPG notes.

During the six months ended June 30, 2013, we realized capital losses of $1.8 million due to the asset sale of The Bradshaw Group to PartsNow! LLC. The structure and pricing of the transaction was such that only the Class A preferred shareholders received any proceeds. There were no proceeds to the other equity classes, including the Classes B, D, and E preferred stock and warrants owned by the Fund. The Fund invested in Bradshaw in May 2000 and the Fund’s investment has been valued at $0 since 2002.

Net unrealized depreciation on investments decreased to $16.0 million during the six months ended June 30, 2013, from a net unrealized depreciation of $17.2 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of Equus Energy, LLC of $0.1 million due to operating expenses.
(ii)	Decrease in fair value of Spectrum Management, LLC of $0.3 million due to a decline in operating performance and $0.2 million in capitalized legal and consulting expenses.
(iii)	Transfer of unrealized loss to realized loss of The Bradshaw Group (“Bradshaw”) of $1.8 million upon the asset sale of the investment.

During the six months ended June 30, 2012, we made no follow-on investments, nor realized any significant gains or losses on sales of portfolio securities. However, the Fund capitalized $0.3 million in accrued interest relating to the restructuring of 8,890 4% bonds of Orco Germany S.A. that were ultimately converted into shares and notes of OPG.

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
				$(5,188)

Net unrealized depreciation on investments decreased by $1.7 million during the six months ended June 30, 2012, to a net unrealized depreciation of $15.7 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Transfer of unrealized loss to realized loss of ConGlobal Industries Holding, Inc. (“ConGlobal”) of $1.6 million upon the divestiture of the investment.
(ii)	Transfer of unrealized loss to realized loss of Sovereign Business Forms, Inc. (“Sovereign”) of $0.6 million upon the divestiture of the investment.
(iii)	Restructuring of 8,890 4% bonds of Orco Germany, S.A. bonds into shares and notes of OPG, with the capitalization of $0.3 million accrued interest resulting in a corresponding decrease in unrealized gain.

(7)	Equus Energy, LLC

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 150 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 23,000 acres situated on 15 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including a major multinational oil and gas conglomerate which has operating responsibility for all of Equus Energy’s 40 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is working with the operator in a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. One recompletion in the Conger Field has been effected since the closing date of the acquisition, with additional recompletions scheduled for the remainder of 2013 and beyond. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (appx. 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres are located in the area known as the “Eagle Ford Shale” play.

Revenue and Income. Equus Energy generated revenue and operating income of $600,760 and $276,894, respectively, in the second quarter of 2013. For the six months ended June 30, 2013, revenue and operating income was $1,206,167 and $554,083, respectively. After factoring in depletion, depreciation, and amortization costs, as well as general and administrative costs, Equus Energy generated net income of $102,108 for the three months ended June 30, 2013 and a net loss of $130,296 for the six months ended June 30, 2013.

Capital Expenditures. Since the effective date of the acquisition of the well interests, Equus Energy has invested $509,036 in respect of three projects, collectively resulting in an estimated 20,000 additional barrel of oil equivalents (“BOE”) to Equus Energy’s proven developed reserves:

(i)	Recompletion of the Mahaffey #1 Gas Well in the Conger Field ($363,589). The recompletion of the Mahaffey #1 gas well to the Wolfcamp shale oil formation was committed prior to the closing date of the acquisition by Equus Energy and came on-line in January 2013. For the five-month period ended May 31, 2013 (the date of the latest revenue statement from the operator), the Mahaffey well generated, net to Equus Energy, approximately $104,000 and $75,000 in gross revenue and operating income, respectively.

(ii)	Drilling of the Hurta #4 Oil Well in the Needville Field ($137,087). The Hurta #4 well was drilled in February 2013 and came on-line in March 2013. Since being put into production, this well has generated $80,564 and $67,246 in gross revenue and operating income, respectively. We expect that the production of this well will decline according to standard depletion curves applicable to similarly situated wells. In the future, the well may be recompleted to an additional zone.

(iii)	Recompletion of the Hurta #3 Oil Well in the Needville Field ($8,360). The Hurta #3 well was recompleted in late July, 2013 and is presently producing an average of approximately 12 barrels of oil per day net to Equus Energy. We expect that the production of this well will decline according to standard depletion curves applicable to similarly situated wells. In the future, the well may be recompleted to an additional zone.

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

Below is summarized consolidated financial information for Equus Energy as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

Assets
Current assets	$1,459	$628

Oil and gas properties:	7,359	6,899
Less: accumulated depletion, depreciation and amortization	(515)	—
Net oil and gas properties	6,844	6,899

Total assets	$8,303	$7,527

Liabilities and members' capital

Current liabilities	$1,402	$499

Asset retirement obligations	176	173
Total non-current liabilities	176	173

Total liabilities	1,578	672

Members' capital
Total members' capital	6,725	6,855

Total liabilities and members’ capital	$8,303	$7,527

Revenue and direct operating expenses for the various oil and gas assets included in the accompanying statements represent the net collective working and revenue interests acquired by Equus Energy. The revenue and direct operating expenses presented herein relate only to the interests in the producing oil and nat8,ural gas properties and do not represent all of the oil and natural gas operations of all of these properties. Direct operating expenses include lease operating expenses and production and other related taxes. General and administrative expenses, depreciation, depletion and amortization (“DD&A”) of oil and gas properties and federal and state taxes have been excluded from direct operating expenses in the accompanying statements of revenues and direct operating expenses because the allocation of certain expenses would be arbitrary and would not be indicative of what such costs would have been had Equus Energy been operated as a stand-alone entity. The statements of revenues and direct operating expenses presented are not indicative of the financial condition or results of operations of Equus Energy on a go forward basis due to changes in the business and the omission of various operating expenses.

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
	(Unaudited)	(Unaudited)

Operating revenue	$601	$1,206
Direct operating expenses	324	652
	277	554
Other operating expenses
Depletion, depreciation, and amortization	195	517
General and administrative	(28)	159
Total other operating expenses	167	676

Operating income (loss) before income tax expense	110	(122)

Income tax expense	8	8

Net income (loss)	$102	$(130)

Minimal general and administrative expenses were incurred prior to the initial oil and gas investment on December 27, 2012.

Critical Accounting Policies for Equus Energy – Equus Energy and its wholly-owned subsidiary EQS Energy Holdings, Inc. (collectively “the Company”) follow the Full Cost Method of Accounting for oil and gas properties. Under the full cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and directly related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. Gains or losses are normally reflected as an adjustment to the full cost pool.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation and amortization expense for the Company’s oil and gas properties totaled $0.5 million for the six months ending June 30, 2013.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)                 As of June 30, 2013, the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date  (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)                 The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)                 The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during 2012 or during the six months ended June 30, 2013.

The costs of certain unevaluated leasehold acreage and certain wells being drilled are not amortized. The Company excludes all costs until proved reserves are found or until it is determined that the costs are impaired. Costs not amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased.

Revenue Recognition—Revenues are recognized for oil and natural gas sales under the sales method of accounting. Under this method, revenues are recognized on production as it is taken and delivered to its purchasers. The volumes sold may be more or less than the volumes entitled to, based on the owner’s net leasehold interest. These differences result from production imbalances, which are not significant, and are reflected as adjustments to prove reserves and future cash flows in the unaudited supplementary oil and gas information included herein.

Accounting Policy on Depletion—The Company employs the “Units of Production” method in calculating depletion of its proved oil and gas properties, wherein capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves.

Asset Retirement Obligations – The fair value of asset retirement obligations are recorded in the period in which they are incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset.  The fair value of the asset retirement obligation is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances.  No market risk premium was included in the Company’s asset retirement obligation fair value estimate since a reasonable estimate could not be made.  The liability is accreted to its then present value each period, and the capitalized cost is depleted or amortized over the estimated recoverable reserves using the units-of-production method.

(8)	Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 30, 2013, pursuant to the settlement agreement with Paula Douglass as described below under Legal Proceedings, the Fund made a settlement payment in the amount of $0.4 million.

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

We elected to be treated as a BDC under the 1940 Act. We currently qualify as a RIC for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned Taxable Subsidiaries each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio investments. We reflect any such income tax expense on our Statements of Operations.

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These types of securities represented 16.0% and 15.4% of our investments in portfolio securities as of June 30, 2013 and December 31, 2012, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $8.6 million and $9.0 million as of June 30, 2013 and December 31, 2012, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of June 30, 2013 and December 31, 2012, one of our portfolio investments, consisting of 73,666 ordinary shares of OPG, is publicly listed on the NYSE Euronext Paris Exchange.

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

Current Market Conditions

Overall economic conditions in the United States have improved since 2009, albeit marginally. However, the economic recovery has been hampered by slower growth and persistent high unemployment relative to historical levels. The International Monetary Fund is forecasting minimal growth of 1.75% for the U.S. economy in 2013, with the Congressional Budget Office projecting an unemployment rate exceeding 7.5% at year end. Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

According to a report issued Thompson Reuters, merger and acquisition activity continued its sharp decline during the first six months of 2013 as compared to recent years. Nevertheless, market conditions for business transactions including mergers and acquisitions and private equity investments have improved since 2010, as corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans. Private equity activity declined in the second quarter of 2013, but increased overall in the first six months of 2013.

Consistent with other companies in the financial services sector, our performance has been adversely affected. Between December 31, 2008 and December 31, 2012 our net asset value declined from $9.16 per share to $3.11 per share. This further impacted the trading price of our common stock, as it declined approximately 21.9% and 10.4% during 2010 and 2011, respectively, before increasing 5.36% in 2012. As of June 30, 2013, the closing price of our common stock was $1.91, which is a discount of 33.1% to our net asset value.

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

Results of Operations

Investment Income and Expense

Net investment loss was $1.4 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively and $2.1 million and $1.3 million for the six months ended June 30, 2013 and, 2012, respectively. The increase in net investment loss generated at June 30, 2013 compared to June 30, 2012 is due primarily to the decrease in total investment income along with the settlement expense incurred at June 30, 2013.

Total income (loss) from portfolio securities was $0.01 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and ($0.1) million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively. The decrease was primarily due to the decline in income producing investments resulting from the 2012 monetizations of ConGlobal Industries Holding, Inc. and Sovereign Business Forms, Inc., along with the impairment of accrued interest receivable of Spectrum Management, LLC.

Total expenses increased from $1.0 million for the three months ended June 30, 2012 to $1.4 million for the three months ended June 30, 2013. This increase was largely due to the increase in settlement expense the three months ended June 30, 2013. Total expenses increased from $1.7 million for the six months ended June 30, 2012 to $2.1 million for the six months ended June 30, 2013, due primarily to settlement expense.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2013, we realized capital losses of $1.8 million due to the asset sale of The Bradshaw Group (“Bradshaw”) to PartsNow! LLC. The structure and pricing of the transaction was such that only the Class A preferred shareholders received any proceeds. There were no proceeds to the other equity classes, including the Classes B, D, and E preferred stock and warrants owned by the Fund. The Fund invested in Bradshaw in May 2000 and the Fund’s investment has been valued at $0 since 2002.

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
				$(5,188)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased to $16.0 million during the six months ended June 30, 2013, from a net unrealized depreciation of $17.2 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of Equus Energy, LLC of $0.1 million due to operating expenses.
(ii)	Decrease in fair value of Spectrum Management, LLC of $0.3 million due to a decline in operating performance and $0.2 million in capitalized legal and consulting expenses.
(iii)	Transfer of unrealized loss to realized loss of Bradshaw of $1.8 million upon the asset sale of the investment.

Net unrealized depreciation on investments decreased by $1.7 million during the six months ended June 30, 2012, to a net unrealized depreciation of $15.7 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Transfer of unrealized loss to realized loss of ConGlobal Industries Holding, Inc. of $1.6 million upon the divestiture of the investment.
(ii)	Transfer of unrealized loss to realized loss of Sovereign Business Forms, Inc. of $0.6 million upon the divestiture of the investment.
(iii)	Restructuring of 8,890 4% Orco Germany, S.A. bonds into shares and notes of OPG, with the capitalization of $0.3 million accrued interest resulting in a corresponding decrease in unrealized gain.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Investments

During the six months ended June 30, 2013, we capitalized legal and consulting expenses of $0.2 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.03 million and a 5.75% partial principal repayment of $9,000 in respect of our €1.2 million [$1.5 million] in OPG notes.

During the six months ended June 30, 2012, we made no follow-on investments, nor realized any significant gains or losses on sales of portfolio securities. However, the Fund capitalized $0.3 million in accrued interest relating to the restructuring of 8,890 4% bonds of Orco Germany S.A. that were ultimately converted into shares and notes of OPG.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On July 30, 2013, pursuant to the settlement agreement with Paula Douglass as described below under Legal Proceedings, the Fund made a settlement payment in the amount of $0.4 million.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one sector called “Energy” includes one portfolio company and was 22.3% of the net asset value and 76.3% of our investments in portfolio company securities (at fair value) as of June 30, 2013. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Effective June 13, 2013, the Fund entered into a settlement agreement with Sam Douglass, a former director and executive officer of the Fund, in respect of a claim for indemnification pursuant to the General Corporation Law of Delaware and an indemnification agreement entered into by the Fund with Mr. Douglass on May 3, 2001. The settlement agreement provides for the reimbursement to Mr. Douglass of actual expenses incurred, excluding any fines or penalties, in connection with an enforcement action initiated by the Securities and Exchange Commission against Mr. Douglass in 2009. The settlement payment of $125,000 was made on June 24, 2013.

On August 12, 2012, Paula Douglass filed a lawsuit against the Fund and members of the Board of Directors in the District Court of Harris County, Texas. Ms. Douglass’ complaint alleged various causes of action, including minority shareholder oppression, dilution, and breach of fiduciary duty, and sought unspecified damages and attorney’s fees. Effective June 13, 2013, the Fund entered into a settlement agreement with Ms. Douglass, Sam Douglass, as well as certain trusts controlled by them. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, the Board of Directors approved a payment of $402,254, in complete settlement of the lawsuit, as being in the best interests of the Fund and its shareholders. The settlement payment was made on July 30, 2013. Ms. Douglass filed a motion to dismiss the lawsuit with prejudice on August 8, 2013.

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
30

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: August 14, 2013	/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

