Form 10-Q
period 2013-09-30
EQUUS TOTAL RETURN, INC.
filed 2013-11-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File Number 814-00098

____________________

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

____________________

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Eight Greenway Plaza, Suite 930 Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 529-0900

____________________

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

There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 14, 2013.

Table of Contents

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Table of Contents	2

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

Part I. Financial Information

Item  1. Financial Statements

	September 30, 2013	December 31, 2012
	(Unaudited)
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $15,717 and $15,479 respectively)	$6,847	$7,419
Affiliate investments (cost at $350 and $350 respectively)	150	150
Non-affiliate investments (cost at $8,821 and $10,625 respectively)	1,687	1,663
Total investments in portfolio securities at fair value	8,684	9,232
Cash and cash equivalents	20,248	23,687
Accounts receivable from affiliates	356	38
Accounts receivable and other	31	33
Accrued interest receivable	175	293
Total assets	29,494	33,283
Liabilities and net assets
Accounts payable and accrued liabilities	93	214
Accounts payable to related parties	28	194
Total liabilities	121	408

Commitments and contingencies

Net assets	$29,373	$32,875

Net assets consist of:
Common stock, par value	$10	$10
Capital in excess of par value	59,700	61,495
Undistributed net investment losses	(14,133)	(11,408)
Unrealized depreciation of portfolio securities, net	(16,204)	(17,222)
Total net assets	$29,373	$32,875
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.78	$3.11

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Investment income (loss), net:
Interest income (loss), net:
Control investments	$(9)	$(101)	$(166)	$219
Non-affiliate investments	43	—	119	118
Total interest income (loss), net	34	(101)	(47)	337
Interest from temporary cash investments	—	—	—	1
Total investment income (loss), net	34	(101)	(47)	338

Expenses:
Professional fees	227	273	886	944
Compensation expense	201	177	668	746
Director fees and expenses	104	73	350	323
General and administrative expense	29	45	101	142
Mailing, printing and other expenses	60	13	135	130
Taxes	3	3	11	12
Interest expense	—	—	—	1
Settlement expense	—	—	527	—
Total expenses	624	584	2,678	2,298

Net investment loss	(590)	(685)	(2,725)	(1,960)

Net realized loss:
Affiliate investments	—	—	—	(5,187)
Non-affiliate investments	—	—	(1,795)	—
Temporary cash investments	—	—	—	(1)
Net realized loss	—	—	(1,795)	(5,188)

Net unrealized depreciation of portfolio securities:
End of period	(16,204)	(16,735)	(16,204)	(16,735)
Beginning of period	(16,000)	(15,666)	(17,222)	(17,399)
Net change in unrealized depreciation of portfolio securities	(204)	(1,069)	1,018	664

Net decrease in net assets resulting from operations	$(794)	$(1,754)	$(3,502)	$(6,484)

Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.08)	$(0.17)	$(0.33)	$(0.61)
Weighted average shares outstanding:
Basic and diluted	10,562	10,562	10,562	10,562

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2013	2012

Net decrease in net assets resulting from operations	$(3,502)	$(6,484)
Net assets at beginning of period	32,875	38,148
Net assets at end of period	$29,373	$31,664

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2013	2012
Reconciliation of decrease in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net decrease in net assets resulting from operations	$(3,502)	$(6,484)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net realized loss	1,795	5,188
Net change in unrealized depreciation of portfolio securities	(1,018)	(664)
Changes in operating assets and liabilities:
Purchase of portfolio securities	(238)	—
Net proceeds from dispositions of portfolio securities	—	4,008
Principal payments received from portfolio securities	9	5,618
Sales of temporary cash investments, net	—	6,060
Increase in accounts receivable from affiliates	(318)	(61)
Decrease in accounts receivable and other	2	4
Decrease in accrued interest receivable	118	1,738
(Decrease) increase in accounts payable and accrued liabilities	(121)	49
Decrease in accounts payable to related parties	(166)	(23)
Net cash (used in) provided by operating activities	(3,439)	15,433
Cash flows from financing activities:
Borrowings under margin account	—	8,000
Repayments under margin account	—	(14,000)
Net cash used in financing activities	—	(6,000)
Net (decrease) increase in cash and cash equivalents	(3,439)	9,433
Cash and cash equivalents at beginning of period	23,687	16,813

Cash and cash equivalents at end of period	$20,248	$26,246
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$—	$301

Supplemental disclosure of cash flow information:
Interest paid	$—	$1
Income taxes paid	$11	$12

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended September 30,
	2013	2012

Investment income (loss), net	$(0.01)	$0.03
Expenses	0.25	0.21
Net investment loss	(0.26)	(0.18)

Net realized loss	(0.17)	(0.49)
Net change in unrealized depreciation	0.10	0.06
Net decrease in net assets	(0.33)	(0.61)
Net assets at beginning of period	3.11	3.61
Net assets at end of period, basic and diluted	$2.78	$3.00
Weighted average number of shares outstanding during period,
in thousands	10,562	10,562
Market price per share:
Beginning of period	$2.36	$2.24
End of period	$1.89	$2.19
Selected information and ratios:
Ratio of expenses to average net assets	8.60%	6.58%
Ratio of net investment loss to average net assets	(8.76%)	(5.62%)
Ratio of net decrease in net assets resulting from operations to average net assets	(11.25%)	(18.58%)
Total return on market price (1)	(19.92%)	(2.23%)

(1)  Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

Table of Contents	7

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value (1)

Control Investments: Majority-owned (3)
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,527

Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	216

Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory notes due 11/11 (5)	$2,817	2,817	104
					5,667	104

Total Control Investments: Majority-owned (represents 78.9% of total investments at fair value)					$15,717	$6,847
Affiliate Investments (4)
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	150

Total Affiliate Investments (represents 1.7% of total investments at fair value)					$350	$150
Non-Affiliate Investments (less than 5% owned):
Infinia Corporation Ogden, UT	Alternative energy	June 2007	115,180 shares common stock (0.06%)		$8,000	$-

Orco Property Group Paris, France	Real estate	April 2011	73,666 shares common stock		125	232
			10% Promissory note due 2/18 (2)	$696	696	1,455
					821	1,687
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-

Total Non-Affiliate Investments (represents 19.4% of total investments at fair value)					$8,821	$1,687
Total Investment in Portfolio Securities					$24,888	$8,684

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Non-income producing.

The accompanying notes are an integral part of these financial statements.

Table of Contents	8

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2013

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

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2013, except for our holdings in OPG, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act, and for which we provide significant managerial assistance.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2013 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$12,900	$6,743	23.0%
Secured and subordinated debt	3,513	1,559	5.3%
Common stock	8,475	382	1.3%
Total	$24,888	$8,684	29.6%

Interest payments are being received and/or accrued on notes with a fair value of $1.5 million, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $0.1 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2013 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$6,527	22.2%
Real estate	1,687	5.8%
Media	216	0.7%
Shipping products and services	150	0.5%
Business products and services	104	0.4%
Total	$8,684	29.6%

The accompanying notes are an integral part of these financial statements.

Table of Contents	9

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (3)
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
Affiliate Investments (4)
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

SEPTEMBER 30, 2013

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

Table of Contents	12

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through September 30, 2014.

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

Cash and Cash Equivalents—As of September 30, 2013, we had cash and cash equivalents of $20.2 million. We had $8.7 million of our net assets of $29.4 million invested in portfolio securities.

As of December 31, 2012, we had cash and cash equivalents of $23.7 million. We had $9.2 million of our net assets of $32.9 million invested in portfolio securities.

Dividends—We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—As of September 30, 2013, we had no outstanding commitments to our portfolio company investments.

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

We had no RIC borrowings or restricted cash as of September 30, 2013 and December 31, 2012, respectively.

Certain Risks and Uncertainties—Economic conditions for the past five years and resulting market volatility and dislocations have resulted in a significant decline in the availability of debt and equity for small and medium-sized enterprises, which comprise our target investment market. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first nine months of 2013, the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted solely from originating debt and equity investments to also include liquidity preservation efforts necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and investments in portfolio securities using shares of the Fund. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2013 operating requirements.

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These types of securities represented 16.8% and 15.4% of our investments in portfolio securities as of September 30, 2013 and December 31, 2012, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

During the first twelve months after an investment is made, the original investment value is utilized to determine the fair value unless significant developments have occurred during this twelve month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions). To the extent costs are incurred during the first year, the investment may be adjusted. After the twelve month period, or if material events have occurred within the twelve month period, we consider a two-step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, we consider three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. We allocate value to these securities based on their relative priorities. For equity securities such as warrants, we may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $8.5 million and $9.0 million as of September 30, 2013 and December 31, 2012, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of September 30, 2013 and December 31, 2012, one of our portfolio investments, consisting of 73,666 ordinary shares of OPG, is publicly listed on the NYSE Euronext Paris Exchange.

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

As of September 30, 2013, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$6,847	$—	$—	$6,847
Affiliate investments	150	—	—	150
Non-affiliate investments	1,687	232	—	1,455
Total investments	$8,684	$232	$—	$8,452

Table of Contents	16

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2012	$7,419	$150	$1,425	$8,994
Realized losses	—	—	(1,795)	(1,795)
Change in unrealized appreciation (depreciation)	(810)	—	1,834	1,024
Purchases of portfolio securities	238	—	—	238
Proceeds from sales/dispositions	—	—	(9)	(9)
Fair value as of September 30, 2013	$6,847	$150	$1,455	$8,452

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2011	$13,298	$150	$5,734	$19,182
Realized gains (losses)	(5,187)	—	—	(5,187)
Change in unrealized appreciation (depreciation)	1,891	—	(473)	1,418
Purchases of portfolio securities			301	301
Proceeds from sales/dispositions	(9,627)	—	—	(9,627)
Transfers in (out) of Level 3	—	—	(3,149)	(3,149)
Fair value as of September 30, 2012	$375	$150	$2,413	$2,938

Table of Contents	17

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

The following table summarizes the significant observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of September 30, 2013:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$1,559	Yield Analysis	Market interest rate	5.4%	12.4%
		Pending Transaction	Discount for lack of marketability	5%	15%
		Asset Approach	Recovery rate	0%	100%

Common stock	150	Pending Transaction	Discount	0%	100%

Limited liability company investments	6,743	Asset Approach	Recovery rate	0%	100%
	$8,452

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

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $56,250 for each of the nine months ended September 30, 2013 and 2012.

Accounts receivable from affiliates represents payments made on behalf of our portfolio companies. For the nine months ended September 30, 2013 and 2012, the receivables totaled $0.4 million and less than $0.1 million, respectively.

On August 12, 2012, Paula Douglass filed a lawsuit against the Fund and members of the Board of Directors in the District Court of Harris County, Texas. Ms. Douglass’ complaint alleged various causes of action, including minority shareholder oppression, dilution, and breach of fiduciary duty, and sought unspecified damages and attorney’s fees. Effective June 13, 2013, the Fund entered into a settlement agreement with Ms. Douglass, Sam Douglass, as well as certain trusts controlled by them. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, the Board of Directors approved a payment of $402,254, in complete settlement of the lawsuit, as being in the best interests of the Fund and its shareholders. This amount was accrued in the Statement of Operations as of June 30, 2013 and the settlement payment was made on July 30, 2013. Ms. Douglass filed a motion to dismiss the lawsuit with prejudice on August 8, 2013.

Table of Contents	18

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

During the nine months ended September 30, 2013, we capitalized legal and consulting expenses of $0.2 million relating to Spectrum Management, LLC. We also received semi-annual interest payments totaling $0.07 million and a 5.75% partial principal repayment of $0.01 million in respect of our €1.2 million [$1.5 million] in OPG notes.

During the nine months ended September 30, 2013, we realized capital losses of $1.8 million due to the asset sale by The Bradshaw Group (“Bradshaw”) to PartsNow! LLC. The structure and pricing of the transaction was such that only the Class A preferred shareholders received any proceeds. There were no proceeds to the other equity classes, including the Classes B, D, and E preferred stock and warrants owned by the Fund. The Fund invested in Bradshaw in May 2000 and the Fund’s investment has been valued at $0 since 2002.

Net unrealized depreciation on investments decreased to $16.2 million during the nine months ended September 30, 2013, from a net unrealized depreciation of $17.2 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of Equus Energy, LLC of $0.3 million due to a net operating loss for the period equal to the amount of the decrease.

(ii)	Decrease in fair value of Spectrum Management, LLC of $0.3 million due to a decline in operating performance and $0.2 million in capitalized legal and consulting expenses.

(iii)	Transfer of unrealized loss to realized loss of The Bradshaw Group of $1.8 million in connection with Bradshaw’s sale of all of its assets.

During the nine months ended September 30, 2012, we made no follow-on investments, nor realized any significant gains or losses on sales of portfolio securities. However, the Fund capitalized $0.3 million in accrued interest relating to the restructuring of 8,890 4% bonds of Orco Germany S.A. that were ultimately converted into shares and notes of OPG.

During the nine months ended September 30, 2012, we realized capital losses of $5.2 million, including the following transactions (in thousands):

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
				$(5,188)

Net unrealized depreciation on investments decreased $0.7 million during the nine months ended September 30, 2012, to a net unrealized depreciation of $16.7 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Transfer of unrealized loss to realized loss of ConGlobal Industries Holding, Inc. of $1.6 million upon the disposition of the investment.
(ii)	Transfer of unrealized loss to realized loss of Sovereign Business Forms, Inc, of $0.6 million upon the disposition of the investment.
Table of Contents	19

(iii)	Restructuring of the Orco Germany, S.A. bonds with the capitalization of $0.3 million accrued interest resulting in a corresponding decrease in unrealized gain, along with a $0.9 million decline in the fair value of the resulting new securities, notes and ordinary shares of Orco Property Group S.A.
(iv)	Decrease in fair market value of Spectrum Management, LLC of $0.2 million due to a continued decline in operating performance.

(7)	Equus Energy, LLC

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 129 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 23,000 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 40 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is working with Chevron in a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. One recompletion in the Conger Field has been effected since the closing date of the acquisition and a second recompletion was commenced during the third quarter of 2013, with additional recompletions anticipated for the remainder of 2013 and beyond. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (appx. 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

Revenue and Income. Equus Energy generated operating revenue and expenses of $551,688 and $231,987, respectively, for the three months ending September 30, 2013. For the nine months ended September 30, 2013, operating revenue and expenses were $1,757,854 and $884,072, respectively. Revenue exceeded direct operating expenses by $320,000 and $874,000 for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2013, net operating cash flow was $99,000 and $840,000, respectively. After factoring in depletion, depreciation, and amortization costs, as well as G&A costs, Equus Energy generated a net loss of $198,519 for the three months ended September 30, 2013 and a net loss of $328,816 for the nine months ended September 30, 2013.

Capital Expenditures. Since the effective date of the acquisition of the well interests, Equus Energy has invested $509,036 in respect of three completed projects (a fourth project, the recompletion of the EB Cope #6 well, commenced in August 2013 is described below):

(a)	Recompletion of the Mahaffey #1 Well in the Conger Field ($363,589). The recompletion of the Mahaffey #1 gas well to the Wolfcamp shale oil formation was committed prior to the closing date of the acquisition and came on-line in January 2013. For the nine-month period ended September 30, 2013, the Mahaffey well generated, net to Equus Energy, approximately $126,600 and $92,549 in gross revenue and operating income, respectively.

(b)	Drilling of the Hurta #4 Oil Well in the Needville Field ($137,087). The Hurta #4 well was drilled in February 2013 and came on-line in March 2013. Since being put into production until September 30, 2013, this well has generated $227,800 and $212,757 in gross revenue and operating income, respectively. We expect that the production of this well will decline according to standard depletion curves applicable to similarly situated wells. In the future, the well may be recompleted to an additional zone.

(c)	Recompletion of the Hurta #3 Oil Well in the Needville Field ($8,360). The Hurta #3 well was recompleted in late July 2013. Since being put into production until September 30, 2013, this well has generated $71,278 and $48,606 in gross revenue and operating income, respectively. We expect that the production of this well will decline according to standard depletion curves applicable to similarly situated wells. In the future, the well may be recompleted to an additional zone.

Table of Contents	20

Commencing in August 2013, Chevron began recompletion efforts in respect of the EB Cope #6 well located in the Conger Field. Equus Energy’s contribution for the recompletion was estimated by Chevron at $314,800. As of September 30, 2013, Equus Energy has incurred $117,396 in capital expenditures for this recompletion.

We do not consolidate Equus Energy or its wholly-owned subsidiaries and accordingly only the value of our investment in Equus Energy is included on our statement of assets and liabilities. Our investment in Equus Energy is valued in accordance with our normal valuation procedures and is based on the values of the underlying assets held by EQS Energy Holdings, Inc. a wholly-owned subsidiary of Equus Energy, net of associated liabilities.

Below is condensed consolidated financial information for Equus Energy as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 (in thousands):

EQUUS ENERGY, LLC.

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

Assets
Current assets
Cash	$475	$175
Accounts receivable	240	453
Total current assets	715	628

Oil and gas properties	7,439	6,899
Less: accumulated depletion, depreciation and amortization	(753)	—
Net oil and gas properties	6,686	6,899

Total assets	$7,401	$7,527

Liabilities and members' capital

Current liabilities
Accounts payable and other	$351	$489
Due to affiliate	347	10
Total current liabilities	698	499

Asset retirement obligations	177	173
Total non-current liabilities	177	173

Total liabilities	865	672

Members' capital
Total members' capital	6,526	6,855

Total liabilities and members' capital	$7,401	$7,527

Revenue and direct operating expenses for the various oil and gas assets included in the accompanying statements represent the net collective working and revenue interests acquired by Equus Energy. The revenue and direct operating expenses presented herein relate only to the interests of Equus Energy in the producing oil and natural gas properties and do not represent all of the oil and natural gas operations of all of these properties. Direct operating expenses include lease operating expenses and production and other related taxes.

Table of Contents	21

EQUUS ENERGY, LLC.

Consolidated Statement of Operations

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
	(Unaudited)	(Unaudited)

Operating revenues	$552	$1,758

Operating expenses
Direct operating expenses	232	884
Depletion, depreciation, amortization, and accretion	240	757
General and administrative	265	424
Total other operating expenses	737	2,065

Operating loss before income tax expense	(185)	(307)

Income tax	14	22

Net loss	$(199)	$(329)

EQUUS ENERGY, LLC.

Consolidated Statement of Cash Flows

Nine months ended
September 30, 2013
(Unaudited)
Cash flows from operating activities:

Net loss	(329)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	757

Changes in operating assets and liabilities:
Accounts receivable	213
Affiliate payable/receivable	337
Accounts payable and other	(138)
Net cash provided by operating activities	840

Cash flows from investing activities:
Investment in oil & gas properties	(540)
Net cash used in investing activities	(540)

Cash flows from financing activities:
Member contributions	—
Net cash provided by (used in) financing activities	—

Net increase in cash	300
Cash and cash equivalents at beginning of period	175

Cash and cash equivalents at end of period	475

Minimal general and administrative expenses were incurred prior to the initial oil and gas investment on December 27, 2012.

Table of Contents	22

Critical Accounting Policies for Equus Energy – Equus Energy and its wholly-owned subsidiary EQS Energy Holdings, Inc. (collectively, “the Company”) follow the Full Cost Method of Accounting for oil and gas properties. Under the full cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and directly related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. Gains or losses are normally reflected as an adjustment to the full cost pool.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation and amortization expense for the Company’s oil and gas properties totaled $0.8 million for the nine months ending September 30, 2013.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	The present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during 2012 or during the nine months ended September 30, 2013.

The costs of certain unevaluated leasehold acreage and certain wells being drilled are not amortized. The Company excludes all costs until proved reserves are found or until it is determined that the costs are impaired. Costs not amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, costs being amortized are increased.

Revenue Recognition - Revenues are recognized for oil and natural gas sales under the sales method of accounting. Under this method, revenues are recognized on production as it is taken and delivered to its purchasers. The volumes sold may be more or less than the volumes entitled to, based on the owner’s net leasehold interest. These differences result from production imbalances, which are not significant, and are reflected as adjustments to prove reserves and future cash flows in the unaudited supplementary oil and gas information included herein.

Accounting Policy on Depletion - The Company employs the “Units of Production” method in calculating depletion of its proved oil and gas properties, wherein capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves.

Asset Retirement Obligations - The fair value of asset retirement obligations are recorded in the period in which they are incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset.  The fair value of the asset retirement obligation is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances.  No market risk premium was included in the Company’s asset retirement obligation fair value estimate since a reasonable estimate could not be made.  The liability is accreted to its then present value each period, and the capitalized cost is depleted or amortized over the estimated recoverable reserves using the units-of-production method.

(8)	Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required

Table of Contents	23

to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 are effective for the Company beginning in the first quarter of 2014. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition or results of operations.

(9)	Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On November 7, 2013, the Fund made a short-term working capital loan of $0.5 million to Security Monitor Holdings, LLC (“SMH”). SMH is a company which specializes in managing and improving operations of distressed companies. The loan has a six month term and bears interest at 14% per annum. It is secured by certain real property and a personal guarantee of the principal of SMH.

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

Table of Contents	24

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These types of securities represented 16.8% and 15.4% of our investments in portfolio securities as of September 30, 2013 and December 31, 2012, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Table of Contents	25

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $8.5 million and $9.0 million as of September 30, 2013 and December 31, 2012, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of September 30, 2013 and December 31, 2012, one of our portfolio investments, consisting of 73,666 ordinary shares of OPG, is publicly listed on the NYSE Euronext Paris Exchange.

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

Federal Income Taxes

We intend to comply with the requirements of the Internal Revenue Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2012, we had a capital loss carry-forward of $29.3 million of which $15.6 million will expire after 2017, and remaining $13.7 million can be carried over indefinitely which may be used to offset future capital gains.

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

Table of Contents	26

Current Market Conditions

Overall economic conditions in the United States have generally improved over the past several years, albeit marginally. However, the economic recovery has been hampered by slower growth and persistent high unemployment relative to historical levels. Due to the U.S. government shutdown in October 2013, GDP results published by the U.S. Department of Commerce for the third quarter of 2013 are not presently available. Other data, such as manufacturing output and sales of existing homes, suggest that the U.S. economy is slowing in the second half of 2013. The International Monetary Fund has reduced its growth forecast for the U.S. economy in 2013 from 1.75% to 1.6%, with the Congressional Budget Office projecting an unemployment rate exceeding 7.5% through the end of 2014. Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Market conditions for business transactions including mergers and acquisitions and private equity investments have improved since 2010, as corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans.

Consistent with other smaller companies in the financial services sector, our performance has been adversely affected. Between December 31, 2008 and December 31, 2012 our net asset value declined from $9.16 per share to $3.11 per share. This further impacted the trading price of our common stock, as it declined approximately 21.9% and 10.4% during 2010 and 2011, respectively, before increasing 5.36% in 2012. As of September 30, 2013, the closing price of our common stock was $1.89, which is a discount of 32.0% to our net asset value.

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

Table of Contents	27

Results of Operations

Investment Income and Expense

Net investment loss was $0.6 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively and $2.8 million and $2.0 million for the nine months ended September 30, 2013 and, 2012, respectively. While there is relatively no change for the three months ended September 30, 2013 and 2012, the increase in net investment loss generated for the nine months ended September 30, 2013 compared to September 30, 2012 is due primarily to the decrease in total investment income along with the settlement expense incurred during the nine months ended September 30, 2013.

Total investment income (loss) was $0.03 million and ($0.1) million for the three months ended September 30, 2013 and 2012, respectively, and ($0.05) million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease was primarily due to the decline in income producing investments resulting from the 2012 monetizations of ConGlobal Industries Holding, Inc. and Sovereign Business Forms, Inc., along with the impairment of accrued interest receivable of Spectrum Management, LLC.

Total expenses remained relatively unchanged for the three months ended September 30, 2013 and September 30, 2012 at $0.6 million. Total expenses increased from $2.3 million for the nine months ended September 30, 2012 to $2.7 million for the nine months ended September 30, 2013, due primarily to settlement expenses.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2013, we realized capital losses of $1.8 million due to the asset sale by The Bradshaw Group to PartsNow! LLC. The structure and pricing of the transaction was such that only the Class A preferred shareholders received any proceeds. There were no proceeds to the other equity classes, including the Classes B, D, and E preferred stock and warrants owned by the Fund. The Fund invested in Bradshaw in May 2000 and the Fund’s investment has been valued at $0 since 2002.

During the nine months ended September 30, 2012, we realized capital losses of $5.2 million, including the following transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Loss
ConGlobal Industries Holding, Inc.	Shipping products and services	Control	Disposition	$(4,114)
Sovereign Business Forms, Inc.	Business products and services	Control	Disposition	(1,073)
Various others			Disposition	(1)
				$(5,188)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased to $16.2 million during the nine months ended September 30, 2013, from a net unrealized depreciation of $17.2 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of Equus Energy, LLC of $0.3 million due to a net operating loss for the period equal to the amount of the decrease.

(ii)	Decrease in fair value of Spectrum Management, LLC of $0.3 million due to a decline in operating performance and $0.2 million in capitalized legal and consulting expenses.

(iii)	Transfer of unrealized loss to realized loss of The Bradshaw Group of $1.8 million in connection with Bradshaw’s sale of all of its assets.

Net unrealized depreciation on investments decreased $0.7 million during the nine months ended September 30, 2012, to a net unrealized depreciation of $16.7 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Transfer of unrealized loss to realized loss of ConGlobal Industries Holding, Inc. of $1.6 million upon the disposition of the investment.

Table of Contents	28

(ii)	Transfer of unrealized loss to realized loss of Sovereign Business Forms, Inc, of $0.6 million upon the disposition of the investment.

(iii)	Restructuring of the Orco Germany, S.A. bonds with the capitalization of $0.3 million accrued interest resulting in a corresponding decrease in unrealized gain, along with a $0.9 million decline in the fair value of the resulting new securities, notes and ordinary shares of Orco Property Group S.A.

(iv)	Decrease in fair market value of Spectrum Management, LLC of $0.2 million due to a continued decline in operating performance.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Investments

During the nine months ended September 30, 2013, we capitalized legal and consulting expenses of $0.2 million relating to Spectrum Management, LLC. We also received semi-annual interest payments totaling $0.07 million and a 5.75% partial principal repayment of $0.01 million in respect of our €1.2 million [$1.5 million] in OPG notes.

During the nine months ended September 30, 2012, we made no follow-on investments, nor realized any significant gains or losses on sales of portfolio securities. However, the Fund capitalized $0.3 million in accrued interest relating to the restructuring of 8,890 4% bonds of Orco Germany S.A. that were ultimately converted into shares and notes of OPG.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On November 7, 2013, the Fund made a short-term working capital loan of $0.5 million to Security Monitor Holdings, LLC (“SMH”). SMH is a company which specializes in managing and improving operations of distressed companies. The loan has a six month term and bears interest at 14% per annum. It is secured by certain real property and a personal guarantee of the principal of SMH.

Item  3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates with respect to investments in debt securities and outstanding debt payable, as well as changes in marketable equity security prices. In the future, in addition to our investment in shares and notes of OPG, we may invest in companies outside the United States, including in Europe and Asia, which would give rise to exposure to foreign currency value fluctuations. We do not use derivative financial instruments to mitigate any of these risks. The return on investments is generally not affected by foreign currency fluctuations.

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

Table of Contents	29

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one sector called “Energy” includes one portfolio company and was 22.2% of the net asset value and 75.2% of our investments in portfolio company securities (at fair value) as of September 30, 2013. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item  4. Controls and Procedures

The Fund maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Fund in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Table of Contents	30

Part II. Other Information

Item  1. Legal Proceedings

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

On March 16, 2012, more than five years after the sale of our Champion interest, Atrium and Champion filed a claim with the American Arbitration Association in Dallas, Texas, against Equus and a number of the other sellers under the SPA. In September 2013, all of Atrium and Champion’s claims including claims against its former officers described above, were also consolidated in the Arbitration Action.

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

We are required to file an answer to Atrium and Champion’s claims on December 6, 2013. We intend to vigorously contest the claims and deny that we owe any indemnity obligations to Atrium or Champion and further deny that the Fund is in any way liable to Atrium or Champion. To the extent Atrium and Champion are able to establish a right to an indemnity, we will contest the amount of the claimed indemnity, inasmuch as we believe (among other defenses) that the indemnity obligation can only exist, if at all, with respect to damages arising as a direct and proximate result of employees who were hired prior to the closing date of the 2006 sale of Champion and remained in continuous employment after the 2006 sale, and not to any employee who may have been hired in the six years after the sale.

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

Table of Contents	31

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

Table of Contents	32

Item  6. Exhibits

3. Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10. Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

Table of Contents	33

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: November 14, 2013	/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

Table of Contents	34