Form 10-K
period 2013-12-31
EQUUS TOTAL RETURN, INC.
filed 2014-03-31
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $11,904,684 computed on the basis of $1.91 per share, closing price of the common stock on the New York Stock Exchange on June 30, 2013. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 10,561,646 shares of the registrant’s common stock, $.001 par value, outstanding as of March 28, 2014. The net asset value of a share of the Registrant as of December 31, 2013 was $3.14

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2014 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

Table of Contents

Table of Contents	2

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

Significant Developments

Our Board of Directors (sometimes referred to as the “Board”) and management of the Fund (“Management”) continue to believe that current market conditions and recent portfolio performance dictate the need to pursue a more active role in the management of these investments and to seek liquidity events at the appropriate time to protect and enhance shareholder value. These activities include continuous monitoring and intensive reviews of portfolio company performance and expectations, providing follow-on capital when necessary, exploration of liquidity events for certain portfolio companies to position the Fund to maximize investment returns, and actively pursuing suitable new investments for the Fund. Consistent with that strategy, the following is a summary of significant developments during 2013:

(i)	On December 27, 2012, we invested an additional $6.8 million in Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 129 producing and non-producing oil and gas wells, including associated development rights of approximately 21,120 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Apache, Chesapeake, and Chevron, which has operating responsibility for leasehold interests in the Conger Field, representing approximately half of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil & gas firm. Due to improved operating performance in the fourth quarter of 2013, an increase in proved developed producing reserves, and the estimated value of the acreage rights associated with certain working interests held in the Eagle Ford trend, the fair value of this holding increased from approximately $6.9 million at December 31, 2012 to $8.0 million at December 31, 2013.

Table of Contents	3

(ii)	On November 7, 2013, we made a short-term working capital loan of $0.5 million to Security Monitor Holdings, LLC (“SMH”). The loan matures in May 2014 and bears interest at the rate of 14% per annum. Located just outside of Boston, MA, SMH specializes in managing and improving operations of distressed companies. SMH has been engaged by Spectrum Management, LLC (“Spectrum”), a portfolio company of the Fund, to turn around its operations and position the company for a possible sale.
(iii)	Due to a more stable operating performance and improved customer retention for Spectrum during 2013, the fair value of our holdings in Spectrum increased from $0.4 million at December 31, 2012 to approximately $2.9 million at December 31, 2013.

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

Table of Contents	4

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

Providing Management Assistance and Monitoring of Investments. Successful private equity investments typically require active monitoring of, and significant participation in, major business decisions of portfolio companies. In several cases, officers and directors of the Fund serve as members of the governing boards of portfolio companies. Such management assistance is required of a BDC under the 1940 Act. We seek to provide guidance and management assistance with respect to such matters as capital structure, acquisitions, budgets, profit goals, corporate strategy, portfolio management and potential sale of the company or other exit strategies. In connection with their service as directors of portfolio companies, officers and directors of the Fund may receive and retain directors’ fees or reimbursement for expenses incurred, and may participate in incentive stock option plans for non-employee directors, if any. When necessary and as requested by any portfolio company, Management, on behalf of the Fund, may also assign staff professionals with financial or management expertise to assist portfolio company management.

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

Table of Contents	5

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

We base our adjustments upon such factors as the portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful or substantially declining operations,we may base a portfolio company’s fair value upon the company’s estimated liquidation value. Fair valuations are necessarily subjective, and our estimate of fair value may differ materially from amounts actually received upon the disposition of its portfolio securities. Also, any failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in increased volatility and result in a significant and rapid change in its value.

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

Table of Contents	6

On a daily basis, we adjust net asset value for changes in the value of publicly held securities, if any, and for material changes in the value of investments in securities issued by private companies. We report these amounts to Lipper Analytical Services, Inc. Our weekly and daily net asset values appear in various publications, including Barron’s and The Wall Street Journal.

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

Table of Contents	7

Temporary Investments. Pending investment in portfolio companies, we invest our available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year(collectively, “Temporary Investments”). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody’s Investor Services, Inc. or Standard & Poor’s Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether we have 70% of our total assets invested in qualifying assets or in qualified Temporary Investments for purposes of the BDC provisions of the 1940 Act.

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

In addition, with respect to each calendar year, if we distribute or have treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of our net capital gain income for each one-year period ending on October 31, and distribute 98.2% of our investment company net ordinary income for such calendar year (as well as any ordinary income not distributed in prior years), we will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of regulated investment companies.

Table of Contents	8

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

Certifications

In July 2013, we submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Table of Contents	9

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

Risks Related to Our Investments

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

Table of Contents	10

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

We frequently invest in the equity securities of our portfolio companies. Also, when we make a loan, we sometimes receive warrants to acquire stock issued by the borrower. Ultimately, our goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Several of our portfolio companies have experienced net losses in recent years or have negative net worth as of their most recent available balance sheet date. At December 31, 2013, several of our portfolio investments had estimated fair values, based upon our valuation methodologies, significantly below the initial cost of such investments. At December 31, 2013, the cost basis of our portfolio investments was $17.5 million and our estimated fair value was $13.5 million. Also, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them. Given these factors, there is a risk that we will not realize gains upon the sale of those or other equity interests that we hold.

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

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company. In view of the net asset value of the Fund as of December 31, 2013, however, we would expect that any new investments may exceed this percentage for the immediate future. Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

Table of Contents	11

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

Table of Contents	12

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

Our net assets have declined substantially since 2009 and we have had net investment losses in four out of the past five years.

Our net assets have declined from $50.9 million as of December 31, 2009 to $33.2 million as of December 31, 2013. Moreover, we have had net investment losses in four out of the past five years, with a net investment loss of $3.1 million for the year ended December 31, 2013. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, its results of operation, and its financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

We may not be able to recommence our managed distribution policy and you might not receive dividends on your shares.

On March 24, 2009, we announced a suspension of our managed distribution policy and payment of quarterly dividends for an indefinite period, following the distribution of the first quarter 2009 dividend paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. We subsequently undertook certain changes in our Board and Management. These changes have been pursued, in part, with the objective of increasing the number of attractive investment opportunities to us and revising our investment strategy to include more recurrent cash income producing investments, all of which could ultimately result in the resumption of our managed distribution policy at some time in the future. The implementation of these revisions to our investment strategy and the recurrent generation of cash income from our investments, however, cannot be guaranteed. If we were unable to resume our managed distribution policy and were further unable to profitably sell or otherwise dispose of our portfolio company investments, you might not receive dividends on your shares.

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

Table of Contents	13

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

Table of Contents	14

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

Table of Contents	15

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

Table of Contents	16

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

Item 3. Legal Proceedings

Champion Window Arbitration Claim—In January 2006, we sold our 31.5% ownership interest in Champion Window, Inc. (“Champion”), a portfolio company of the Fund, to Atrium Companies Inc. (“Atrium”) pursuant to a Stock Purchase Agreement (“SPA”) dated December 22, 2005. The SPA contained certain limited rights of indemnification for Atrium in connection with its purchase of such ownership interest.

More than five years after the closing of the sale of our Champion interest, Atrium filed suit in the District Court of Harris County, Texas against two former officers of Atrium’s subsidiary, Champion, alleging, amongst other matters, that the former officers breached their fiduciary duties to Champion by hiring undocumented workers. This action was commenced primarily as a result of an investigation by the U.S. Immigration and Customs Enforcement agency (“ICE”) into Atrium’s hiring practices. On March 12, 2012, to protect its interests, we filed a Petition in Intervention in the State Court Action seeking a declaration from the Court that Equus did not owe any obligation to indemnify Atrium or Champion for any penalties, costs or fees associated with the investigation by ICE.

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

Table of Contents	17

Atrium and Champion have yet to specify the amount of damages they seek from Equus or the other sellers pursuant to the alleged indemnity obligations under the SPA. Atrium and Champion have disclosed the payment of $2 million to ICE to resolve the investigation and avoid prosecution for their hiring practices.

We filed an answer to Atrium and Champion’s claims on December 6, 2013. In our answer, we denied that we owed any indemnity obligations to Atrium or Champion under the SPA and further denied that the Fund is in any way liable to Atrium or Champion. To the extent Atrium and Champion are able to establish a right to an indemnity, we will further contest the amount of the claimed indemnity, inasmuch as we believe (among other defenses) that the indemnity obligation can only exist, if at all, with respect to damages arising as a direct and proximate result of employees who were hired prior to the closing date of the 2006 sale of Champion and remained in continuous employment after the 2006 sale, and not to any employee who may have been hired in the six years after the sale.

While we believe the Atrium claim is without merit and we intend to continue to vigorously dispute the claim, there is a reasonable possibility of an adverse ruling which may require the Fund to indemnify Atrium. If Equus is required to indemnify Atrium and Champion, we estimate that such indemnity obligation could vary from $2.0 million to $3.0 million. Pursuant to the SPA, the indemnification obligation of Equus and the other sellers is several and not joint, and any such indemnity, however uncertain, would likely be reduced proportionately to our percentage ownership in Champion at the time of sale, which was 31.5% of Champion’s shares outstanding.

Indemnification Settlement—Effective June 13, 2013, the Fund entered into a settlement agreement with Sam Douglass, a former director and executive officer of the Fund, in respect of a claim for indemnification pursuant to the General Corporation Law of Delaware and an indemnification agreement entered into by the Fund with Mr. Douglass on May 3, 2001. The settlement agreement provides for the reimbursement to Mr. Douglass of actual expenses incurred, excluding any fines or penalties, in connection with an enforcement action initiated by the Securities and Exchange Commission against Mr. Douglass in 2009. The settlement payment of $125,000 was made on June 24, 2013.

Lawsuit Settlement—On August 12, 2012, Paula Douglass filed a lawsuit against the Fund and members of the Board of Directors in the District Court of Harris County, Texas. Ms. Douglass’ complaint alleged various causes of action, including minority shareholder oppression, dilution, and breach of fiduciary duty, and sought unspecified damages and attorney’s fees. Effective June 13, 2013, the Fund entered into a settlement agreement with Ms. Douglass, Sam Douglass, as well as certain trusts controlled by them. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, the Board of Directors approved a payment of $402,254, in complete settlement of the lawsuit, as being in the best interests of the Fund and its shareholders. The settlement payment was made on July 30, 2013. Ms. Douglass filed a motion to dismiss the lawsuit with prejudice on August 8, 2013.

Lawsuit Settlement—On June 9, 2011, RNR Production, Land and Cattle Company, Inc. (“RNR”) filed a lawsuit against the Fund and members of the Board of directors in the district Court of Harris County, Texas, seeking various monetary and equitable remedies, including a motion for a temporary restraining order against the Fund from holding its annual meeting of shareholders. The Fund prevailed against the motion but agreed to a nuisance settlement with RNR in exchange for a one-time payment of $200,000 which was paid on September 2, 2011,

Lawsuit Settlement—On March 10, 2010, American General Life Insurance Company (“American General”) filed a complaint against the Fund in the District Court of Harris County, Texas in connection with an office lease entered into by our former administrator with American General. The complaint by American General sought to hold the Fund liable for unpaid rent, improvements, and attorneys’ fees totaling approximately $450,000. We agreed to a settlement with American General in exchange for a one-time payment of $120,000, which was paid on June 7, 2011.

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

Item 4. Mine Safety Disclosures

Not applicable.

Table of Contents	18

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “EQS”. We had approximately 2,800 stockholders as of December 31, 2013, 766 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2013, our net asset value was $3.14 per share of our common stock.

The following table reflects the high and low closing sales prices per share of our common stock on the New York Stock Exchange, net asset value, or NAV and quarterly dividends declared per share for the two years ended December 31, 2013, by quarter:

	2013				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$2.40	$2.24	$2.02	$2.07	$2.27	$2.44	$2.46	$2.49
Low	$2.10	$1.86	$1.82	$1.67	$1.96	$1.96	$2.11	$2.05
NAV	$2.97	$2.86	$2.78	$3.14	$3.56	$3.16	$3.00	$3.11
Dividends Declared	$—	$—	$—	$—	$—	$—	$—	$—

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

Table of Contents	19

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2013 (in thousands, except per share data):

	2013	2012	2011	2010	2009

Total investment income	$7	$516	$539	$2,904	$3,771
Net investment (loss) income	$(3,130)	$(2,653)	$(3,500)	$(770)	$195
Net realized gain (loss) of portfolio securities	$(9,795)	$(2,797)	$(10,930)	$(7)	$(15,555)
Net change in unrealized appreciation (depreciation)
of portfolio securities	$13,267	$177	$9,901	$(12,073)	$(12,172)
Net increase (decrease) in net assets resulting
from operations	$342	$(5,273)	$(4,529)	$(12,850)	$(27,532)
Distribution from net investment income	$—	$—	$—	$—	$(195)
Return of capital distribution	$—	$—	$—	$—	$(726)
Distribution of realized gains	$—	$—	$—	$—	$—
Total assets	$48,349	$33,283	$44,301	$53,454	$81,007
Total net assets	$33,217	$32,875	$38,148	$38,051	$50,901
Net cash (used in) provided by operating activities	$(19,622)	$12,874	$18,596	$16,599	$12,361
Shares outstanding at end of year	10,562	10,562	10,562	8,862	8,862
Weighted average shares outstanding, basic	10,562	10,562	10,049	8,862	8,790

Per Share Data:
	2013	2012	2011	2010	2009
Net investment (loss) income	$(0.30)	$(0.25)	$(0.35)	$(0.09)	$0.02
Net realized loss of portfolio securities	$(0.93)	$(0.27)	$(1.09)	$—	$(1.77)
Net change in unrealized appreciation (depreciation)
of portfolio securities	$1.26	$0.02	$0.99	$(1.36)	$(1.38)
Net increase (decrease) in net amounts resulting from
operations per share, basic and diluted	$0.03	$(0.50)	$(0.45)	$(1.45)	$(3.13)
Return of capital distribution	$—	$—	$—	$—	$(0.09)
Net asset value (including unrealized appreciation (depreciation))	$3.14	$3.11	$3.61	$4.29	$5.74

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

Table of Contents	20

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2013, we incurred non-recurring expenses, including settlement expenses of $0.5 million, and legal expenses of $0.2 million related to the various legal proceedings described in Item 3 above. During 2012, we did not incur any non-recurring expenses. During 2011, we incurred non-recurring expenses, including settlement expenses, related to various legal proceedings of $0.3 million, as well as offering costs of $0.4 million.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “—Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2013, we had invested 40.7% of our net assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 1.3% by value in shares of common stock, 24.7% in membership interests in limited liability companies, and 14.7% in various debt instruments.

Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2013, we had no outstanding commitments to our portfolio company investments.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2013 and 2012, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

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

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake any such share repurchases, nor do we anticipate taking such action in 2014.

Table of Contents	21

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). As of December 31, 2013, these securities, consisting of our holdings in the OPG Notes, represented 11% of our investments in portfolio securities. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Table of Contents	22

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $13.3 million and $9.0 million as of December 31, 2013 and 2012, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2013, one of our portfolio investments, consisting of 73,666 ordinary shares of OPG, was publicly listed on the NYSE Euronext Paris Exchange, along with €1,200,790 in newly-issued 6-year OPG Notes. However, there had been no recent trading activity in the OPG Notes.

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

Federal Income Taxes

We intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2013, we had a capital loss carry forward of $39.1 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Code. See “—Overview – Financing Activities” above.

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

Table of Contents	23

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 are effective for the Fund beginning in the first quarter of 2014. We are currently evaluating the impact, if any, that these updates will have on our financial condition or results of operations.

Current Market Conditions

Overall economic conditions in the United States have improved, albeit marginally. However, the economic recovery has been hampered by slower growth and persistent high unemployment levels. The U.S. Congressional Budget Office is forecasting higher growth in 2014 (3.1%), with a projected unemployment rate exceeding 6.0% until 2017.

Further, the banking industry continues to experience additional bank failures as regulators continue to impose strict capital requirements. Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Market conditions for business transactions including mergers and acquisitions and private equity investments improved significantly in 2013 compared with previous years, as corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans. Private equity firms as a group enjoyed more success in 2013 in monetizing their investments through sales and public listings.

During 2013, our net asset value increased from $3.11 per share to $3.14 per share, an increase of 1.0%. As of December 31, 2013, our common stock is trading at a 36.6% discount to our net asset value.

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

Year Ended December 31, 2013

As of December 31, 2013, we had total assets of $48.3 million, of which $13.5 million were invested in portfolio investments and $19.1 million were invested in cash and cash equivalents. Among our portfolio investments, $4.9 million (at fair value) or 14.7% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2013. We continue to impair accrued interest for certain promissory notes issued by Spectrum, having a fair value of $2.9 million.

As of December 31, 2013, we also had $15.2 million of restricted cash and cash equivalents, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit.

Table of Contents	24

These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2014 and we subsequently repaid this margin loan. The margin interest was paid on January 22, 2014.

Operating Activities. We used $19.6 million in cash for operating activities in 2013, including $15.1 million for the purchase of U.S. Treasury bills. In 2013, we made investments in portfolio companies of $0.8 million and paid fees to our advisers, directors, banks and others of $2.6 million, while realizing a loss of $9.8 million from the disposition of portfolio securities. During 2013, we incurred non-recurring expenses including settlement expenses of $0.5 million and legal expenses of $0.2 million related to the various legal proceedings described in Item 3.

Financing Activities. We provided $15.0 million in cash from financing activities for 2013. We did not declare any dividends in 2013.

Year Ended December 31, 2012

As of December 31, 2012, we had total assets of $33.3 million, of which $9.2 million were invested in portfolio investments and $23.7 million were invested in cash and cash equivalents. Among our portfolio investments, $1.8 million (at fair value) or 5.6% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2012. We continue to impair certain promissory notes issued by Spectrum, having a fair value of $0.4 million.

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

Year Ended December 31, 2011

As of December 31, 2011, we had total assets of $44.3 million, of which $19.2 million were invested in portfolio investments and $16.8 million were invested in cash and cash equivalents. Among our portfolio investments, $14.1 million (at fair value) or 37.1% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2011. We impaired certain promissory notes issued by Spectrum, having a fair value of $0.3 million.

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

Operating Activities. We provided $18.6 million in cash for operating activities in 2011. In 2011, we made investments in portfolio companies of $0.6 million and incurred compensation expense and paid fees to our consultants, legal counsel, directors, banks and others of $3.1 million, while realizing a loss of $10.9 million from the disposition of portfolio securities. During 2011, we incurred non-recurring expenses including settlement expenses, related to the various legal proceedings described in Item 3 above of $0.3 million and offering costs of $0.4 million.

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

Table of Contents	25

Results of Operations

Investment Income and Expense

Year Ended December 31, 2013 as compared to Year Ended December 31, 2012

Total income from portfolio securities decreased $0.5 million in 2013 due to the impairment of the interest receivable from Spectrum and the decline in interest-bearing investments.

Professional fees decreased to $1.0 from $1.3 million during 2012. These decreases were due to the decreases in consulting fees and legal fees associated with various legal proceedings.

Compensation expense was $0.9 million for 2013 and $1.1 million for 2012, respectively. The $0.2 million decrease was largely due to a decrease in compensation paid to existing personnel.

Settlement expense was $0.5 million for 2013 related to the various legal proceedings described in Item 3.

As a result of the factors described above, net investment loss after expenses was $3.1 million for 2013 as compared to a net investment loss of $2.7 million for 2012.

Year Ended December 31, 2012 as compared to Year Ended December 31, 2011

Total income from portfolio securities remained relatively unchanged from 2011. However, there was a significant decline in interest bearing promissory notes during 2012, with the sale of our interests in ConGlobal Industries Holding, Inc. (“ConGlobal”) and Sovereign Business Forms, Inc. (“Sovereign”).

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

Summary of Portfolio Investment Activity

Year Ended December 31, 2013

During the year ended December 31, 2013, we had investment activity of $0.8 million in two portfolio companies. We capitalized consulting expenses of $0.3 million relating to Spectrum. We made a short-term working capital loan of $0.5 million to Security Monitor Holdings, LLC (“SMH”). SMH is a company which specializes in managing and improving operations of distressed companies.

The following table includes significant investment activity during the year ended December 31, 2013 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total

Security Monitor Holdings, Inc.	$500	$—	$—	$—	$500
Spectrum Management, LLC	—	—	310	—	310

	$500	$—	$310	$—	$810

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

Table of Contents	26

On May 7, 2012, holders of 72.5% of all OG bonds approved a joint restructuring of certain bond debt of OG and its parent company, OPG. Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA were converted into an aggregate of 26,209,613 OPG shares which were delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which the Fund received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, was received in October 2012. Also in October, the remaining 15.5% of the Orco Germany bonds held by each bondholder was converted into new 6-year OPG Notes with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-year period commencing in 2015. Of the total amount of OPG Notes issued, Equus received OPG Notes in the face amount of €1,200,790. On October 15, 2012, we announced the sale of 1,500,000 of our 1,573,666 OPG shares, where we received net cash proceeds of €3.8 million [$4.9 million]. As of December 31, 2012, we held 73,666 OPG shares, and €1,200,790 OPG Notes.

During the year ended December 31, 2012, we had investment activity of $7.2 million in three portfolio companies. We made a follow-on investment of $6.8 million in Equus Energy, LLC. The restructuring of the Orco Germany bonds noted above resulted in the capitalization of $0.3 million accrued interest received in the form of additional portfolio securities (PIK). We capitalized legal and consulting expenses of $0.1 million relating to Spectrum.

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

During the year ended December 31, 2011, we had investment activity of $3.7 million in three portfolio companies. We made a follow-on investment of $0.3 million in Spectrum. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 4% bonds due May 2012 (“Bonds”) issued by Orco Germany S.A. a commercial and multi-family residential real estate holding company and developer based in Berlin. The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. These shares are unregistered under the Securities Act of 1933. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011. On September 30, 2011, we formed Equus Energy, LLC, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy.

Table of Contents	27

The following table includes significant investment activity during the year ended December 31, 2011 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Orco Germany S.A	$67	$3,016	$—	$—	$3,083
Spectrum Management, LLC	—	—	325	—	325
Equus Energy, LLC	250	—	—	—	250
	$317	$3,016	$325	$—	$3,658

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2013

During 2013, we realized capital losses of $9.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
The Bradshaw Group	Business products and services	Non-affiliate	Disposition	$(1,795)
Infinia Corporation	Alternative Energy	Non-affiliate	Disposition	$(8,000)
				$(9,795)

Year Ended December 31, 2012

During 2012, we realized net capital losses of $2.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control	Disposition	$(4,114)
Sovereign Business Forms, Inc.	Business products and services	Control	Disposition	(1,073)
Orco Property Group	Real Estate	Non-affiliate	Disposition	2,318
Various others			Disposition	72
				$(2,797)

Year Ended December 31, 2011

During 2011, we realized net capital losses of $10.9 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Riptide Entertainment, LLC	Entertainment and leisure	Control	Disposition	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	Disposition	(992)
RP&C International Investments LLC	Healthcare	Affiliate	Disposition	138
Various others			Disposition	(2)
				$(10,930)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2013

During 2013, we recorded a net change in unrealized depreciation of $13.3 million, to a net unrealized depreciation of $3.9 million at December 31, 2013. Such change in depreciation resulted primarily from the following changes:

(i)	Transfer of unrealized depreciation to realized loss of our holdings in The Bradshaw Group (“Bradshaw”) of $1.8 million in connection with Bradshaw’s sale of all of its assets;
(ii)

Transfer of unrealized depreciation to realized loss of our holdings in Infinia Corporation (“Infinia”) of $8.0 million as a result of the liquidation of Infinia due to bankruptcy proceedings initiated by the company;

Table of Contents	28

(iii)	Increase in the fair value of Equus Energy of $1.1 million due improved operational results and an increase in proved developed producing reserves;
(iv)

Increase in the fair value of our holdings in Spectrum of $2.5 million due to continued stability in operations resulting in the utilization of a market approach in determining fair value, in lieu of an asset approach applying a liquidation analysis used in prior quarters; and

(v)	Increase in the fair value of our holdings in PalletOne, Inc. (“PalletOne”) of $0.1 million due to improved operations.

Year Ended December 31, 2012

During 2012, we recorded a net change in unrealized depreciation of $0.2 million, to a net unrealized depreciation of $17.2 million at December 31, 2012. Such change in depreciation resulted primarily from the following changes:

(i)	Transfer of unrealized depreciation to realized loss of our holdings in ConGlobal of $1.6 million upon the divestiture of the investment;
(ii)	Transfer of unrealized depreciation to realized loss of our holdings in Sovereign of $0.6 million upon the divestiture of the investment;
(iii)

The restructuring of the 8,890 Orco Germany bonds resulted in the Fund holding 1,573,666 ordinary shares of OPG and €1,200,790 newly-issued 6-year OPG notes. The capitalization of $0.3 million accrued interest and the subsequent sale of 1.5 million shares of OPG shares in October 2012 resulted in a decrease in fair value of our holdings in OPG of $1.8 million; and

(iv)	Decrease in the fair value of Equus Energy of $0.2 million due to working capital expenditures.

Year Ended December 31, 2011

During 2011, we recorded a net change in unrealized depreciation of $9.9 million, to a net unrealized depreciation of $17.4 million at December 31, 2011. Such change in depreciation resulted primarily from the following changes:

(i)	Decline in fair market value of our holdings in ConGlobal of $2.6 million due to the decline in operating performance;

(ii)	Transfer of unrealized depreciation to realized depreciation for our holdings in London Bridge of $0.8 million due to the sale of the promissory note;

(iii)	Increase in the fair market value of our holdings in Orco Germany bonds of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by the change in the Euro-USD exchange rate;

(iv)	Increase in the fair market value of our holdings in PalletOne of $0.1 million due to steady improvement in operating performance and indications of value from independent third parties;

(v)	Transfer of unrealized depreciation to realized depreciation for our holdings in Riptide of $10.1 million due to the sale of the promissory notes and the winding up of the entity;

(vi)	Transfer of unrealized appreciation to realized appreciation for our holdings in RP&C of $0.1 million due to the maturity of the investment;

(vii)	Increase in fair market value of our holdings in Sovereign of $0.6 million as Sovereign had seen an upward trend in operating results and has continued to reduce its debt which has resulted in a corresponding increase its equity value;

(viii)	Decrease in fair market value of our holdings in Spectrum of $1.4 million due to the decline in operating performance and the maturity of its funded debts which remained in default; and

(ix)	Decrease in the fair market value of our holdings in Trulite of $0.1 million due to the lack of progress and inability to achieve sufficient funding with regards to its product development program.

Table of Contents	29

Portfolio Securities

As of December 31, 2013, we had active investments in the following entities or portfolio companies:

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012 we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 129 producing and non-producing oil and gas wells, including associated development rights of approximately 21,120 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Apache, Chesapeake, and Chevron, which has operating responsibility for leasehold interests in the Conger Field, representing approximately half of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil & gas firm. Due to improved operating performance in the fourth quarter of 2013, an increase in proved developed producing reserves, and the estimated value of the acreage rights associated with certain working interests held in the Eagle Ford trend, the fair value of this holding increased from approximately $6.9 million at December 31, 2012 to $8.0 million at December 31, 2013.

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

The concept of the business of EMDC is to partner with creators, developers and producers of creative work, such as scripts, short stories or books, by providing capital necessary to enhance the creative development and package the assets to companies, such as major and independent studios, to produce and release. In December 2011, our agreement with KE expired and EMDC distributed $1 million to the Fund. As of December 31, 2013, we valued EMDC at $0.2 million.

Orco Property Group S.A.

Orco Property Group S.A. (“OPG”) is a commercial and multi-family residential real estate holding company based in Paris. On April 27, 2011, we announced that we had entered into two separate transactions involving the purchase of an aggregate of 11,408 Orco Germany 4% bonds due May 2012 (“Bonds”). The consideration provided to the selling bondholders consisted of an aggregate of 1,700,000 newly issued shares of common stock of the Fund. We received 8,890 of the Bonds on April 27, 2011. On May 9, 2011, one of these agreements was amended and restated to provide for an additional 45 days to deliver the remaining 2,518 of the Bonds in exchange for providing to the Fund approximately $1.6 million in cash as security for such delivery. As the remaining Bonds were not delivered by the specified date, the cash collateral became free and clear property of the Fund on June 23, 2011. During 2012, the Bonds were converted into 1,573,666 ordinary shares of OPG and €1,200,790 in newly-issued 6-year OPG Notes. We subsequently sold 1,500,000 of our OPG shares in October 2012. As of December 31, 2013, we valued this investment at $1.6 million.

PalletOne, Inc.

PalletOne is considered one of the largest wooden pallet manufacturer in the United States, operating 17 facilities in 11 states, with approximately 1,100 employees. The company manufactures and recycles a variety of pallets types as well as boxes. The company also sells its by-products of mulch and scrap metal. PalletOne also owns and operates a major Florida-based wood treating plant. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis. Its largest pallet customers are agricultural and construction related companies including growers, grocery stores, and housing construction companies. We believe PalletOne’s numerous locations allows for a slight advantage in pursuing large corporate accounts, as sales of pallets are typically regionalized to specific locations. In 2006, the company acquired a wood treating operation. The wood treating facility, Sunbelt, sells treated wood to a variety of customers, the most significant being Lowe’s home improvement stores. Sunbelt has had a 20 year exclusive relationship with a large retail company selling treated and pre-fabricated fences. The principals of PalletOne have significant pallet manufacturing experience. The pallet manufacturing industry is mature and is experiencing continuing slow growth as the number of participants shrinks due to consolidation and underutilized plants, which have been eliminated. We initially invested in PalletOne in October 2001. Our investment in PalletOne consists of 350,000 shares of common stock, which represents a fully diluted equity interest of approximately 18%. Due to improved operating performance, we valued our interest in PalletOne as of December 31, 2013 at $0.3 million.

Table of Contents	30

Security Monitor Holdings, LLC

Security Monitor Holdings, LLC (“SMH”) is a company which specializes in managing and improving operations of distressed companies. During 2013, we made a short-term working capital loan of $0.5 million to SMH. The loan has a six month term and bears interest at 14% per annum. As of December 31, 2013, we valued this investment at $0.5 million.

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

The most common use for Spectrum’s product, or TracPac, is in branch offices of banks. When used in a bank, the product can be placed between two bills and passed to a robber as a teller empties a drawer. In addition, law enforcement has begun to utilize the product for stake outs in recovering stolen property as the product can be placed on or in property that may have a high likelihood of being stolen. Once the robbery event has taken place and the TracPac is moved, the device is activated and begins to transmit a radio signal. Law enforcement can then track the TracPac on pre-installed receivers mounted in various vehicles. The company believes its product is the only product on the market that allows tracking of the “last mile” (within 15-30 feet of the transmitter). Once law enforcement knows it is close to a suspect, it can generally, then utilize a handheld device to locate the individual in a building or small radius area.

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

As of December 31, 2013, our investment in Spectrum consisted of 285,000 units of Class A Members’ interest, representing a fully-diluted equity interest of 82.5%, and 16% subordinated promissory notes in the face amount of $2.9 million, which are currently in default. Based on a more stable operating performance for 2013 and improved customer retention, we valued our investment in Spectrum at approximately $2.9 million.

Trulite, Inc.

Trulite is a developer of safe, clean, affordable, portable hybrid power generation products that are also user friendly. Trulite utilizes fuel cells powered by water and hydrogen in portable and semi-portable products that can be used off-grid for applications of up to one kilowatt, with ideal usage in the 150-500 watt range.

During 2008 and 2009, we invested an aggregate of $2.0 million in the form of an unsecured promissory note maturing in January 2010, initially bearing interest at 15% and thereafter increased to 18%. In connection with the investment, we also received warrants to acquire 8.9 million shares of Trulite’s common stock at exercise prices ranging from $0.01 to $0.38 per share. The warrants expire in 2015. In June 2010, the note, together with all interest as accrued, was repaid by Trulite. We retained the Trulite warrants and we valued them at $0 as of December 31, 2013.

Off Balance Sheet Arrangements

We have operating leases for office space and office equipment. The lease for office space expires in 2014 with a one-time option to terminate the lease as of the last day of the 36th month. The lease also contains a provision for certain annual rental escalations. Rent expense inclusive of common area maintenance costs was $85,000, $84,000 and $81,000 for each of the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum lease payments under the operating lease as of December 31, 2013 for the year ended December 31, 2014 is $42,000.

Contractual Obligations

As of December 31, 2013, we had no outstanding commitments to our portfolio company investments.

Table of Contents	31

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

Subsequent Event

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On January 2, 2014, the Fund sold U.S. Treasury Bills for $15.0 million and repaid its year-end margin loan.

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

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 24.1% of the net asset value and 59.2% of our investments in portfolio company securities (at fair value) as of December 31, 2013. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Table of Contents	32

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc.:

We have audited the accompanying balance sheets of Equus Total Return, Inc. (a Delaware corporation) (the “Fund”), including the schedules of investments, as of December 31, 2013 and 2012 and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2013 and the selected per share data and ratios for each of the five years in the period ended December 31, 2013. These financial statements and selected per share data and ratios are the responsibility of the management of the Fund. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. Our procedures included verification by examination or confirmation of securities held by the custodian as of December 31, 2013 or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 and the selected per share data and ratios for each of the five years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

March 31, 2014

Table of Contents	33

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012

(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $15,789 and $15,479 respectively)	$11,105	$7,419
Affiliate investments (cost at $350 and $350 respectively)	250	150
Non-affiliate investments (cost at $1,321 and $10,625 respectively)	2,149	1,663
Total investments in portfolio securities at fair value	13,504	9,232
Cash and cash equivalents	19,065	23,687
Restricted cash and temporary cash investments	15,150	—
Accounts receivable from investments	372	38
Accrued interest receivable	228	293
Accounts receivable and other	30	33
Total assets	48,349	33,283
Liabilities and net assets
Accounts payable and accrued liabilities	106	214
Accounts payable to related parties	26	194
Borrowing under margin account	15,000	—
Total liabilities	15,132	408

Commitments and contingencies

Net assets	$33,217	$32,875

Net assets consist of:
Common stock, par value	$10	$10
Capital in excess of par value	51,701	61,495
Undistributed net investment losses	(14,538)	(11,408)
Unrealized depreciation of portfolio securities, net	(3,956)	(17,222)
Total net assets	$33,217	$32,875
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.14	$3.11

The accompanying notes are an integral part of these financial statements.

Table of Contents	34

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Investment income:
Interest income (loss), net:
Control investments	$(166)	$358	$209
Affiliate investments	—	—	5
Non-affiliate investments	172	157	295
Total interest income	6	515	509
Interest from temporary cash investments	1	1	30
Total investment income	7	516	539

Expenses:
Professional fees	994	1,333	1,211
Compensation expense	882	1,056	1,286
Offering costs	—	—	428
Director fees and expenses	433	449	393
General and administrative expense	128	167	207
Mailing, printing and other expenses	155	150	176
Taxes	15	12	14
Interest expense	2	2	4
Settlement expense	527	—	320
Total expenses	3,136	3,169	4,039

Net investment loss	(3,129)	(2,653)	(3,500)

Net realized gain (loss):
Control investments	(1,795)	(5,187)	(10,074)
Affiliate investments	—	—	138
Non-affiliate investments	(8,000)	2,318	(992)
Temporary cash investments	—	72	(2)
Net realized loss	(9,795)	(2,797)	(10,930)

Net unrealized depreciation of portfolio securities:
End of period	(3,956)	(17,222)	(17,399)
Beginning of period	(17,222)	(17,399)	(27,300)
Net change in unrealized depreciation of portfolio securities	13,266	177	9,901

Net increase (decrease) in net assets resulting from operations	$342	$(5,273)	$(4,529)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.03	$(0.50)	$(0.45)
Weighted average shares outstanding:
Basic and diluted	10,562	10,562	10,049

The accompanying notes are an integral part of these financial statements.

Table of Contents	35

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(in thousands)	2013	2012	2011

Net increase (decrease) in net assets resulting from operations	$342	$(5,273)	$(4,529)
Capital share transactions:
Shares issued for portfolio securities	—	—	4,626
Net increase in net assets resulting from capital share transactions	—	—	4,626
Increase (decrease) in net assets	342	(5,273)	97
Net assets at beginning of period	32,875	38,148	38,051
Net assets at end of period	$33,217	$32,875	$38,148

The accompanying notes are an integral part of these financial statements.

Table of Contents	36

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011
Reconciliation of increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$342	$(5,273)	$(4,529)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss	9,795	2,797	10,930
Net change in unrealized depreciation of portfolio securities	(13,266)	(177)	(9,901)
Changes in operating assets and liabilities:
Purchase of portfolio securities	(810)	(6,939)	(642)
Net proceeds from dispositions of portfolio securities	—	8,952	10,730
Principal payments received from portfolio securities	9	5,618	379
Decrease in deferred offering costs	—	—	428
Cash settlement of collateral	—	—	1,610
Sales of temporary cash investments, net	(15,150)	6,060	9,090
Increase in accounts receivable from affiliates	(334)	—	—
Decrease in accounts receivable and other	3	20	182
Decrease in accrued interest receivable	65	1,561	569
(Decrease) increase in accounts payable and accrued liabilities	(108)	100	(231)
(Decrease) increase in accounts payable to related parties	(168)	155	(19)
Net cash (used in) provided by operating activities	(19,622)	12,874	18,596
Cash flows from financing activities:
Borrowings under margin account	15,000	8,000	34,000
Repayments under margin account	—	(14,000)	(43,000)
Deferred offering costs	—	—	(165)
Net cash provided by (used in) financing activities	15,000	(6,000)	(9,165)
Net (decrease) increase in cash and cash equivalents	(4,622)	6,874	9,431
Cash and cash equivalents at beginning of period	23,687	16,813	7,382

Cash and cash equivalents at end of period	$19,065	$23,687	$16,813
Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$—	$—	$4,626
Accrued interest or dividends exchanged for portfolio securities	$—	$301	$—

Supplemental disclosure of cash flow information:
Interest paid	$—	$1	$6
Income taxes paid	$11	$12	$14

The accompanying notes are an integral part of these financial statements.

Table of Contents	37

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2013	2012	2011	2010	2009

Investment income	$0.00	$0.05	$0.05	$0.33	$0.43
Expenses	0.30	0.30	0.40	0.42	0.41

Net investment income (loss)	(0.30)	(0.25)	(0.35)	(0.09)	0.02

Net realized loss	(0.93)	(0.27)	(1.09)	—	(1.77)
Net change in unrealized depreciation	1.26	0.02	0.99	(1.36)	(1.38)
Net increase (decrease) in net assets	0.03	(0.50)	(0.45)	(1.45)	(3.13)
Capital transactions:
Distributions from net investment income	—	—	—	—	(0.02)
Return of capital distribution	—	—	—	—	(0.09)
Shares issued for portfolio securities	—	—	(0.16)	—	—
Dilutive effect of shares issued	—	—	(0.07)	—	(0.18)
Decrease in net assets resulting from capital transactions	—	—	(0.23)	—	(0.29)
Net increase (decrease) in net assets	0.03	(0.50)	(0.68)	(1.45)	(3.42)
Net assets at beginning of period	3.11	3.61	4.29	5.74	9.16
Net assets at end of period, basic and diluted	$3.14	3.11	$3.61	$4.29	$5.74
Weighted average number of shares outstanding during period,
in thousands	10,562	10,562	10,049	8,862	8,790
Market price per share:
Beginning of period	$2.36	$2.24	$2.50	$3.20	$4.30
End of period	$1.99	$2.36	$2.24	$2.50	$3.20
Selected information and ratios:
Dividends declared	$—	$—	$—	$—	$0.11
Ratio of expenses to average net assets	9.49%	8.93%	10.60%	8.26%	5.53%
Ratio of net investment gain (loss) to average net assets	(9.47%)	(7.47)%	(9.19%)	(1.73%)	0.30%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	1.04%	(14.85)%	(11.89%)	(28.89%)	(42.57%)
Total return on market price (1)	(15.68%)	(5.36)%	(10.40%)	(21.88%)	(23.08%)

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

Table of Contents	38

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (3):
Equus Energy, LLC	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Houston, TX
Equus Media Development Company, LLC	Media	January 2007	Member interest (100%)		3,000	216
Houston, TX
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory note due 11/11 (2)	$2,889	2,889	2,889
					5,739	2,889
Total Control Investments: Majority-owned (represents 39.0% of total investments at fair value)					$15,789	$11,105
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$250
Total Affiliate Investments (represents 0.9% of total investments at fair value)					$350	$250
Non-Affiliate Investments (less than 5% owned):
Orco Property Group Paris, France	Real estate	April 2011	73,666 shares common stock		$125	$169
			10% promissory note due 2/18 (2)	$696	696	1,480
					821	1,649
Security Monitor Holding, LLC Boston, MA	Business products and services	November 2013	14% promissory note due 5/14 (2)	500	500	500
Total Non-Affiliate Investments (represents 7.5% of total investments at fair value)					$1,321	$2,149
Total Investment in Portfolio Securities					$17,460	13,504
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2013	UST 0% 2/14	15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 52.6% of total investments at fair value)					$15,000	$15,000
Total Investments					$32,460	$28,504

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

Table of Contents	39

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2013

(in thousands, except share data)

Substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of our investments are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 82% of the total value of the investments in portfolio securities as of December 31, 2013.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2013 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$12,900	$8,216	24.7%
Secured and subordinated debt	4,085	4,869	14.7%
Common stock	475	419	1.3%
Total	$17,460	$13,504	40.7%

Interest payments are being received and/or accrued on notes with a fair value of $2.0 million, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $2.9 million.

The following is a summary by industry of our investments in portfolio securities as of December 31, 2013 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$8,000	24.1%
Business products and services	3,389	10.2%
Real estate	1,649	5.0%
Shipping products and services	250	0.8%
Media	216	0.6%
Total	$13,504	40.7%

The accompanying notes are an integral part of these financial statements.

Table of Contents	40

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,855
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	146
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory notes due 11/11(5)	$2,579	2,579	418
					5,429	418
Total Control investments: Majority-owned (represents 80.4% of total investments at fair value)					$15,479	$7,419
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$150
Total Affiliate Investments (represents 1.6% of total investments at fair value)					$350	$150
Non-Affiliate Investments (less than 5% owned):
The Bradshaw Group Richardson, TX	Business products and services	May 2000	576,828 Class B shares (12.25%) preferred stock		$1,795	$-
			38,750 Class C shares preferred stock		-	-
			788,649 Class D shares 15% preferred stock		-	-
			2,218,109 Class E shares 8% preferred stock		-	-
			Warrant to buy 2,229,450 shares of common stock through 5/16		-	-
					1,795	-
Infinia Corporation Ogden, UT	Alternative energy	June 2007	115,180 shares common stock (0.06%)		8,000	-
			Option to purchase 16,000 shares of common stock at $6.50 per share through 12/12		-	-
					8,000	-
Orco Property Group S.A. Paris, France	Real estate	April 2011	73,666 shares common stock		125	238
			10% Promissory note due 2/18 (2)	$705	705	1,425
					830	1,663
Trulite, Inc. Columbia, SC	Alternative energy	August 2008	Warrants to buy 8,934,211 shares of common stock at $0.01 - $0.38 per share through 11/15		-	-
Total Non-Affiliate Investments (represents 18.0% of total investments at fair value)					$10,625	$1,663
Total Investment in Portfolio Securities					$26,454	$9,232

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Non-income producing.

The accompanying notes are an integral part of these financial statements.

Table of Contents	41

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

The following is a summary by industry of our investments in portfolio securities as of December 31, 2012 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$6,855	20.8%
Real estate	1,663	5.1%
Business products and services	418	1.3%
Shipping products and services	150	0.5%
Media	146	0.4%
Alternative energy	—	0.0%
Total	$9,232	28.1%

The accompanying notes are an integral part of these financial statements.

Table of Contents	42

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

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

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-K, i.e., the period through December 31, 2014.

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

As of December 31, 2013, we had cash and cash equivalents of $19.1 million. We had $13.5 million of our net assets of $33.2 million invested in portfolio securities. We also had $15.2 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2014 and we subsequently repaid this margin loan. The margin interest was paid on January 22, 2014.

Table of Contents	43

As of December 31, 2012, we had cash and cash equivalents of $23.7 million. We had $9.2 million of our net assets of $32.9 million invested in portfolio securities.

As of December 31, 2013, we had no outstanding commitments to our portfolio company investments. Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings and Temporary Cash Investments—During 2013 and 2012, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

As of December 31, 2013, we borrowed $15.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.2 million. The U.S. Treasury bills were sold on January 2, 2014 and the total amount borrowed was repaid at that time. The margin interest was paid on January 22, 2014.

We had no RIC borrowings or restricted cash as of December 31, 2012.

Economic Conditions— Economic conditions since the second quarter of 2008 and market dislocations have resulted in the availability of debt and equity capital declining significantly for smaller enterprises. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during 2013 the price of our common stock continued to trade well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we undertook over the past several years to provide necessary liquidity included monetizations and the utilization of non-cash resources of the Fund to make portfolio investments. Although there can be no assurances that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2014 operating requirements.

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

Table of Contents	44

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). As of December 31, 2013, these securities represented 11.0% of our investments in portfolio securities. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Table of Contents	45

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $13.3 million and $9.0 million as of December 31, 2013 and 2012, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2013, one of our portfolio investments, consisting of 73,666 ordinary shares of OPG, was publicly listed on the NYSE Euronext Paris Exchange, along with €1,200,790 in newly-issued 6-year OPG Notes, however, as of December 31, 2013, there had been no recent trading activity in the OPG Notes.

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

Table of Contents	46

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.01 million, $0.01 million and $0.01 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the years ended December 31, 2013, December 31, 2012, and December 31, 2011 respectively.

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

As of December 31, 2013, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$11,105	$—	$—	$11,105
Affiliate investments	250	—	—	250
Non-affiliate investments	2,149	169	—	1,980
Total investments	13,504	169	—	13,335
Temporary cash investments	15,000	15,000	—	—
Total investments and temporary cash investments	$28,504	$15,169	$—	$13,335

Table of Contents	47

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

The following table provides a reconciliation of fair value changes during 2013 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2012	$7,419	$150	$1,425	$8,994
Realized losses	—	—	(9,795)	(9,795)
Change in unrealized depreciation	3,376	100	9,859	13,335
Purchases of portfolio securities	310	—	500	810
Proceeds from sales/dispositions	—	—	(9)	(9)
Fair value as of December 31, 2013	$11,105	$250	$1,980	$13,335

The following table provides a reconciliation of fair value changes during 2012 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2011	$13,298	$150	$5,734	$19,182
Realized losses	(5,187)	—	—	(5,187)
Change in unrealized depreciation	1,996	—	(282)	1,714
Purchases of portfolio securities	6,939	—	301	7,240
Proceeds from sales/dispositions	(9,627)	—	—	(9,627)
Transfers in (out) of Level 3	—	—	(4,328)	(4,328)
Fair value as of December 31, 2012	$7,419	$150	$1,425	$8,994

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

Table of Contents	48

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2013:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$4,869	Yield Analysis	Market interest rate	2.5%	10.5%
		Yield Analysis	Discount for lack of marketability	2.5%	12.0%
		Pending Transaction	Discount for lack of marketability	7.2%	25%
		Pending Transaction	Control Premium	12%	171%
		New Transation	Discount	0%	100%

Common stock	250	Pending Transaction	Discount	0%	100%

		Asset Approach	Recovery Rate	0%	100%
Limited liability company investments	8,216	Income/Market Approach	Reserve Adjustment Factors	75%	100%
	$13,335

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

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. For each of the years ended December 31, 2013 and 2012, payments to Global Energy totaled $75,000.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered.  In connection with services rendered by Kenneth I. Denos, Secretary and Chief Compliance Officer of the Fund, the Fund incurred $344,562 as of December 31, 2013, which is included as compensation expense.  In connection with services rendered by Mr. Denos in 2012, the Fund incurred $249,813 which is included in compensation expense as of December 31, 2012 statement of operations.

(5) FEDERAL INCOME TAX MATTERS

As a Regulated Investment Company, our tax liability is dependent upon whether an election is made to distribute taxable investment income and capital gains above any statutory requirement. As we incurred losses in 2011, 2012 and 2013 no distributions were required or made.

The Internal Revenue Service approved our request, effective October 31, 1998, to change our year-end for determining capital gains for purposes of Section 4982 of the Internal Revenue Code from December 31 to October 31.

For the year ended December 31, 2013, we have a net investment loss for book purposes of $3.1 million and $3.1 million for tax purposes. During 2013, we had a net capital loss for book purposes of $9.8 million and a net capital loss for tax purposes of $9.8 million for tax purposes.

The aggregate book cost of investments as of December 31, 2013 was $17.5 million. These investments had unrealized appreciation of approximately $1.8 million and unrealized depreciation of $5.8 million for book purposes, resulting in unrealized depreciation of approximately $4.0 million. The Fund had unrealized appreciation of approximately $1.9 million and unrealized depreciation of approximately $2.9 million for tax purposes, resulting in net unrealized depreciation of approximately $1 million as of December 31, 2013. As of December 31, 2013, we had approximately $ 32.5 million in Capital losses of which $15.6 million will begin expiring after 2017, and the remaining $16.9 million can be carried over indefinitely.

Table of Contents	49

The Return of Capital Statement of Position, for the three years ended December 31, 2013, includes a reclassification for permanent book to tax differences of less than $1,000 in each year. These differences were primarily due to the tax exempt interest income received. The adjustments resulted in a net decrease in accumulated earnings. The reclassification has no effect on net assets.

For the year ended December 31, 2012, we have a net investment loss for book purposes of $2.7 million and $3.2 million for tax purposes. During 2012, we had a net capital loss for book purposes of $2.8 million and a net capital loss for tax purposes of $6.3 million for tax purposes. The aggregate book cost of investments as of December 31, 2012 was $23.3 million. Such investments had unrealized appreciation of approximately $0 .8 million and unrealized depreciation of $18.0 million for book purposes, resulting in net unrealized depreciation of approximately $17.2 million. The Fund had unrealized appreciation of approximately $1.0 million and unrealized depreciation of approximately $15.2 million for tax purposes, resulting in net unrealized depreciation of approximately $14.2 million as of December 31, 2012. As of December 31, 2012, we had approximately $22.7 million in Capital losses of which $15.6 million will begin expiring after 2017, and the remaining $7.1 million can be carried over indefinitely.

For the year ended December 31, 2011, we have a net investment loss for book purposes of $3.5 million and $4.9 million for tax purposes. During 2011, we had a net capital loss for book purposes of $10.9 million and a net capital loss for tax purposes of $0.8 million for tax purposes. The aggregate book cost of investments as of December 31, 2011 was $33.6 million. Such investments had unrealized appreciation of approximately $ 2.7 million and unrealized depreciation of $20.1 million for book purposes, resulting in net unrealized depreciation of approximately $17.4 million. The Fund had unrealized appreciation of approximately $2.8 million and unrealized depreciation of approximately $17.1 million for tax purposes, resulting in net unrealized depreciation of approximately $14.3 million as of December 31, 2011. As of December 31, 2011, we had approximately $16.4 million in Capital losses of which $15.6 million will expire after 2017, and the remaining $0.8 million can be carried over indefinitely.

We believe that any aggregate exposure for uncertain tax positions should not have a material impact on our financial statements as of December 31, 2013 or December 31, 2012. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund records a benefit for an uncertain tax position until resolution is achieved with the taxing authorities or the expiration of the applicable statute of limitations.

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

(6) CONTRACTUAL OBLIGATIONS

We have operating leases for office space and office equipment. The lease for office space expires in 2014. The lease also contains a provision for certain annual rental escalations. Rent expense inclusive of common area maintenance costs was $85,000, $84,000, and $81,000 for each of the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum lease payments under the operating lease as of December 31, 2013 for the year ended December 31, 2014 is $42,000.

As of December 31, 2013, we had no outstanding commitments to our portfolio company investments.

(7) DIVIDENDS

On March 24, 2009, we announced that we suspended our managed distribution policy and payment of quarterly distributions for an indefinite period. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Table of Contents	50

(8) PORTFOLIO SECURITIES

2013 Portfolio Activity

During the year ended December 31, 2013, we had investment activity of $0.8 million in two portfolio companies. We capitalized consulting expenses of $0.3 million relating to Spectrum Management. We made a short-term working capital loan of $0.5 million to Security Monitor Holdings, LLC (“SMH”). SMH is a company which specializes in managing and improving operations of distressed companies.

The following table includes significant investment activity during the year ended December 31, 2013 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total

Security Monitor Holdings, Inc.	$500	$—	$—	$—	$500
Spectrum Management, LLC	—	—	310	—	310

	$500	$—	$310	$—	$810

During 2013, we realized net capital losses of $9.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
The Bradshaw Group	Business products and services	Non-affiliate	Disposition	$(1,795)
Infinia Corporation	Alternative Energy	Non-affiliate	Disposition	(8,000)
				$(9,795)

During 2013, we recorded a net change in unrealized depreciation of $13.3 million, to a net unrealized depreciation of $3.9 million at December 31, 2013. Such change in depreciation resulted primarily from the following changes:

(i)	Transfer of unrealized depreciation to realized loss of our holdings in Bradshaw of $1.8 million in connection with Bradshaw’s sale of all of its assets;
(ii)	Transfer of unrealized depreciation to realized loss of our holdings in Infinia of $8.0 million as a result of the liquidation of Infinia due to bankruptcy proceedings initiated by the company;
(iii)	Increase in the fair value of Equus Energy of $1.1 million due improved operational results and an increase in proved developed producing reserves;
(iv)	Increase in the fair value of our holdings in Spectrum of $2.5 million due to continued stability in operations resulting in the utilization of a market approach in determining fair value, in lieu of an asset approach applying a liquidation analysis used in prior quarters; and
(v)	Increase in the fair value of our holdings in PalletOne of $0.1 million due to improved operations.

2012 Portfolio Activity

During the year ended December 31, 2012, we received $6.4 million from the disposal of the Fund’s 55% fully-diluted equity interest in Sovereign, together with the Fund’s promissory note and all interest as accrued interest. We also received $5.3 million from the disposal of the Fund’s 34.2% equity interest in ConGlobal, together with the Fund’s promissory note and all interest as accrued interest.

On May 7, 2012, holders of 72.5% of all OG bondholders approved a joint restructuring of certain bond debt of OG and its parent company, OPG. Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA were converted into an aggregate of 26,209,613 OPG shares which were delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which the Fund received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, was received in October 2012. Also in October, the remaining 15.5% of the Orco Germany bonds held by each bondholder was converted into new 6-year OPG Notes with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum, which interest percentages may be reduced over time upon timely repayments of principal tranches during a four-

Table of Contents	51

year period commencing in 2015. Of the total amount of OPG Notes issued, Equus received OPG Notes in the face amount of €1,200,790. On October 15, 2012, we announced the sale of 1,500,000 of our 1,573,666 OPG shares, where we received net cash proceeds of €3.8 million [$4.9 million]. As of December 31, 2012, we held 73,666 OPG shares, and €1,200,790 OPG Notes.

During the year ended December 31, 2012, we had investment activity of $7.2 million in two portfolio companies. We made a follow-on investment of $6.8 million in Equus Energy, LLC. The restructuring of the Orco Germany bonds noted above resulted in the capitalization of $0.3 million accrued interest received in the form of additional portfolio securities (PIK). We capitalized legal and consulting expenses of $0.1 million relating to Spectrum.

The following table includes significant investment activity during the year ended December 31, 2012 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Equus Energy, LLC	$—	$—	$6,800	$—	$6,800
Orco Property Group S.A.	—	—	—	301	301
Spectrum Management, LLC	—	—	139	—	139
	$—	$—	$6,939	$301	$7,240

During 2012, we realized net capital losses of $2.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control	Disposition	$(4,114)
Sovereign Business Forms, Inc.	Business products and services	Control	Disposition	(1,073)
Orco Property Group	Real Estate	Non-affiliate	Disposition	2,318
Various others			Disposition	72
				$(2,797)

During 2012, we recorded a net change in unrealized depreciation of $0.2 million, to a net unrealized depreciation of $17.2 million at December 31, 2012. Such change in depreciation resulted primarily from the following changes:

(i)	Transfer of unrealized depreciation to realized loss of our holdings in ConGlobal of $1.6 million upon the divestiture of the investment;

(ii)	Transfer of unrealized depreciation to realized loss of our holdings in Sovereign of $0.6 million upon the divestiture of the investment;

(iii)	The restructuring of the 8,890 Orco Germany bonds resulted in the Fund holding 1,573,666 ordinary shares of OPG and €1,200,790 newly-issued 6-year OPG notes. The capitalization of $0.3 million accrued interest and the subsequent sale of 1.5 million shares of OPG shares in October 2012 resulted in a decrease in fair value our holdings in of OPG of $1.8 million; and

(iv)	Decrease in the fair value of Equus Energy, LLC of $0.2 million due to working capital expenditures.

2011 Portfolio Activity

During the year ended December 31, 2011, we received $0.4 million from Sovereign in the form of principal payments and a distribution from Equus Media Development Company, LLC in the amount of $1.0 million. We sold our promissory notes in 1848 Capital Partners, LLC , Big Apple Entertainment Partners, LLC, and London Bridge and certain assets of Riptide in which we hold a 64.67% membership interest. All of these assets were sold to Capital Markets Acquisition Partners, LLC for a combined price of $10 million, with $9.8 million allocated to the promissory notes held by the Fund and $0.2 million to Riptide. We allocated the proceeds to the promissory notes resulting in a realized loss of approximately $0.9 million at London Bridge. In addition, the monies provided to Riptide were sufficient to satisfy its outstanding liabilities, resulting in a value of $0. We also received $0.8 million in connection with the sale and redemption of our membership interest in RP&C International Investments LLC.

Table of Contents	52

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

The following table includes significant investment activity during the year ended December 31, 2011 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Orco Germany S.A	$67	$3,016	$—	$—	$3,083
Spectrum Management, LLC	—	—	325	—	325
Equus Energy, LLC	250	—	—	—	250
	$317	$3,016	$325	$—	$3,658

During 2011, we realized net capital losses of $10.9 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Riptide Entertainment, LLC	Entertainment and leisure	Control	Disposition	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	Disposition	(992)
RP&C International Investments LLC	Healthcare	Affiliate	Disposition	138
Various others			Disposition	(2)
				$(10,930)

During 2011, we recorded a net change in unrealized depreciation of $9.9 million, to a net unrealized depreciation of $17.4 million at December 31, 2011. Such change in unrealized depreciation resulted primarily from the following changes:

(i)	Decline in fair market value of our holdings in ConGlobal $2.6 million due to the decline in operating performance;

(ii)	Transfer of unrealized depreciation to realized depreciation of our holdings in London Bridge Entertainment Partners, Ltd. of $0.8 million due to the sale of the promissory note;

(iii)	Increase in the fair market value of our holding in Orco Germany S.A. bonds of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by the change in Euro-USD exchange rate;

(iv)	Increase in the fair market value of our holding in PalletOne of $0.1 million due to steady improvement in operating performance and indications of value from independent third parties;

(v)	Transfer of unrealized depreciation to realized depreciation for our holding in Riptide of $10.1 million due to the sale of the promissory notes and the winding up of the entity;

(vi)	Transfer of unrealized appreciation to realized appreciation for our holding in RP&C of $0.1 million due to the maturity of the investment;

(vii)	Increase in fair market value of our holding in Sovereign of $0.6 million as Sovereign has seen an upward trend in operating results and has continued to reduce its debt which has resulted in a corresponding increase its equity value;

(viii)	Decrease in fair market value of our holdings in Spectrum of $1.4 million due to the decline in operating performance and the maturity of its funded debts which remain in default; and

Table of Contents	53

(ix)	Decrease in the fair market value of our holdings in Trulite, Inc. of $0.1 due to the lack of progress and inability to achieve sufficient funding with regards to its product development program.

(9) EQUUS ENERGY, LLC

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 129 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 23,000 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 40 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is working with Chevron in a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Two recompletions in the Conger Field have been effected since the closing date of the acquisition of the working interests and a third recompletion is planned during the second quarter of 2014, with additional recompletions anticipated for the remainder of 2014 and beyond. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (appx. 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

Revenue and Income. For the year ended December 31, 2013. Equus energy’s revenue, operating income, and net loss were $2,555,475, $1,314,864, and $230,306, respectively.

Capital Expenditures. Since the effective date of the acquisition of the working interests described above (Sept. 1, 2012), Equus Energy has invested approximately $832,811 in respect of the following four projects on two properties, collectively resulting in an estimated 29,000 additional BOE to Equus Energy’s proved developed producing reserves based on a reserve report provided to Equus Energy by Lee Keeling & Associates, Inc., an independent petroleum engineering firm.

Conger Field (Chevron USA)

    Recompletion of the Mahaffey #1 Well ($363,589). The recompletion of the Mahaffey #1 gas well to the Wolfcamp shale oil formation was committed by WAOC prior to the date of acquisition and came on-line in January 2013. For the year ended December 31, 2013, the Mahaffey well generated, net to Equus Energy, approximately $132,373 and $92,186 in gross revenue and operating income, respectively.
    Recompletion of the EB Cope #6 Well ($327,253). In August 2013, Chevron commenced recompletion of the EB Cope #6 gas well to the Wolfcamp shale oil formation. During the period since recompletion to December 31, 2013, this well generated, net to Equus Energy, an estimated $242,962 and $208,162 in gross revenue and operating income, respectively.

Needville Field (Sue Ann Operating)

    Drilling of the Hurta #4 Oil Well ($140,420). The Hurta #4 well was drilled in February 2013 and came on-line in March 2013. During the year ended December 31, 2013, this well generated, net to Equus Energy, $294,296 and $262,177 in gross revenue and operating income, respectively. In the future, the well may be recompleted to an additional zone.
    Recompletion of the Hurta #3 Oil Well ($8,360). The Hurta #3 well was recompleted in late July 2013. For the period since recompletion to December 31, 2013, this well generated, net to Equus Energy, $149,371 and $114,912 in gross revenue and operating income, respectively. In the future, the well may be recompleted to an additional zone.

We do not consolidate Equus Energy or its wholly-owned subsidiaries and accordingly only the value of our investment in Equus Energy is included on our statement of assets and liabilities. Our investment in Equus Energy is valued in accordance with our normal valuation procedures and is based in part on the net values of the underlying assets held by Equus Energy, a

Table of Contents	54

discounted cash flow analysis based on a reserve report prepared for Equus Energy by Lee Keeling & Associates, Inc., an independent petroleum engineering firm, the transactions and values of comparable companies in this sector, and the estimated value of leasehold mineral interests associated with the acreage held by Equus Energy. A valuation of Equus Energy was performed by a third-party valuation firm, who recommended a value range of Equus Energy consistent with the fair value we ascribed in our Schedule of Investments on page 39.

Below is summarized consolidated financial information for Equus Energy as of December 31, 2013 and December 31, 2012 and for the year ended December 31, 2013 (in thousands):

EQUUS ENERGY, LLC.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

Assets
CURRENT ASSETS:
Cash	$486	$175
Accounts receivable	288	453
Total current assets	774	628

Oil and gas properties	7,700	6,899
Less: accumulated depletion, depreciation and amortization	(983)	—
Net oil and gas properties	6,717	6,899

Total assets	$7,491	$7,527

Liabilities and members' capital

CURRENT LIABILITIES:
Accounts payable and other	$324	$489
Due to affiliate	364	10
Total current liabilities	688	$499

Asset retirement obligations	178	173
Total non-current liabilities	178	173

Total liabilities	866	672

Members' capital
Total members' capital	6,625	6,855

Total liabilities and members capital	$7,491	$7,527

Revenue and direct operating expenses for the various oil and gas assets included in the accompanying statements represent the net collective working and revenue interests acquired by Equus Energy. The revenue and direct operating expenses presented herein relate only to the interests in the producing oil and natural gas properties and do not represent all of the oil and natural gas operations of all of these properties. Direct operating expenses include lease operating expenses and production and other related taxes. General and administrative expenses, depletion, depreciation and amortization (“DD&A”) of oil and gas properties and federal and state taxes have been excluded from direct operating expenses in the accompanying statements of revenues and direct operating expenses because the allocation of certain expenses would be arbitrary and would not be indicative of what such costs would have been had Equus Energy been operated as a stand-alone entity. The statements of revenue and direct operating expenses presented are not indicative of the financial condition or results of operations of Equus Energy on a go forward basis due to changes in the business and the omission of various operating expenses.

Table of Contents	55

EQUUS ENERGY, LLC.

Consolidated Statement of Operations

Year ended
December 31, 2013
(Unaudited)

Operating revenue	$2,556

Operating expenses
Direct operating expenses	1,241
Depletion, depreciation, amortization and accretion	989
General and administrative	535
Total operating expenses	2,765

Operating loss before income tax expense	(209)

Income tax	21

Net loss	$(230)

Critical Accounting Policies for Equus Energy – Equus Energy and its wholly-owned subsidiary EQS Energy Holdings, Inc. (collectively, “the Company”) follow the Full Cost Method of Accounting for oil and gas properties. Under the full cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. Gains or losses are normally reflected as an adjustment to the full cost pool.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation and amortization expense for the Company’s oil and gas properties totaled $0.8 million for the year ended December 31, 2013.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of December 31, 2013, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties for the year ended December 31, 2013 and 2012, respectively.

The costs of certain unevaluated leasehold acreage and certain wells being drilled are not amortized. The Company excludes all costs until proved reserves are found or until it is determined that the costs are impaired. Costs not amortized are periodically assessed for possible impairment or reduction in value. If a reduction in value has occurred, costs being amortized are increased accordingly.

Table of Contents	56

Revenue Recognition - Revenue recognized for oil and natural gas sales under the sales method of accounting. Under this method, revenue recognized on production as it is taken and delivered to its purchasers. The volumes sold may be more or less than the volumes entitled to, based on the owner’s net leasehold interest. These differences result from production imbalances, which are not significant, and are reflected as adjustments to proven reserves and future cash flows in the unaudited supplementary oil and gas information included herein.

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

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 are effective for the Company beginning in the first quarter of 2014. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition or results of operations.

(11) SUBSEQUENT EVENT

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On January 2, 2014, the Fund sold U.S. Treasury Bills for $15.0 million and repaid its year-end margin loan.

(12) SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2013
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	Total

Total investment income (loss)	$(95)	$14	$35	$53	$7
Net investment loss	$(771)	$(1,365)	$(588)	$(407)	$(3,131)
Increase (decrease) in net assets resulting
from operations	$(1,460)	$(1,249)	$(794)	$3,845	342

Basic and diluted earnings per share (1)	$(0.14)	$(0.12)	$(0.08)	$0.36	$0.02

Table of Contents	57

(in thousands, except per share amounts)	Year Ended December 31, 2012
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012	Total
Total investment income (loss)	$227	$212	$(100)	$177	$516
Net investment loss	$(498)	$(777)	$(685)	$(694)	$(2,654)
Increase (decrease) in net assets resulting
from operations	$(498)	$(4,232)	$(1,754)	$1,211	(5,273)
Basic and diluted earnings per share (1)	$(0.05)	$(0.40)	$(0.17)	$0.12	$(0.50)

(1) The sum of quarterly per share amount may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(13) LEGAL PROCEEDINGS

Champion Window Arbitration Claim—In January 2006, we sold our 31.5% ownership interest in Champion Window, Inc. (“Champion”), a portfolio company of the Fund, to Atrium Companies Inc. (“Atrium”) pursuant to a Stock Purchase Agreement (“SPA”) dated December 22, 2005. The SPA contained certain limited rights of indemnification for Atrium in connection with its purchase of such ownership interest.

More than five years after the closing of the sale of our Champion interest, Atrium filed suit in the District Court of Harris County, Texas against two former officers of Atrium’s subsidiary, Champion, alleging, amongst other matters, that the former officers breached their fiduciary duties to Champion by hiring undocumented workers. This action was commenced primarily as a result of an investigation by the U.S. Immigration and Customs Enforcement agency (“ICE”) into Atrium’s hiring practices. On March 12, 2012, to protect its interests, we filed a Petition in Intervention in the State Court Action seeking a declaration from the Court that Equus did not owe any obligation to indemnify Atrium or Champion for any penalties, costs or fees associated with the investigation by ICE.

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

We filed an answer to Atrium and Champion’s claims on December 6, 2013. In our answer, we denied that we owed any indemnity obligations to Atrium or Champion and further denied that the Fund is in any way liable to Atrium or Champion. To the extent Atrium and Champion are able to establish a right to an indemnity, we will further contest the amount of the claimed indemnity, inasmuch as we believe (among other defenses) that the indemnity obligation can only exist, if at all, with respect to damages arising as a direct and proximate result of employees who were hired prior to the closing date of the 2006 sale of Champion and remained in continuous employment after the 2006 sale, and not to any employee who may have been hired in the six years after the sale.

While we believe the Atrium claim is without merit and we intend to continue to vigorously dispute the claim, there is a reasonable possibility of an adverse ruling which may require the Fund to indemnify Atrium. If Equus is required to indemnify Atrium and Champion, we estimate that such indemnity obligation could vary from $2.0 million to $3.0 million. Pursuant to the

Table of Contents	58

SPA, the indemnification obligation of Equus and the other sellers is several and not joint, and any such indemnity, however uncertain, would likely be reduced proportionately to our percentage ownership in Champion at the time of sale, which was 31.5% of Champion’s shares outstanding.

Indemnification Settlement—Effective June 13, 2013, the Fund entered into a settlement agreement with Sam Douglass, a former director and executive officer of the Fund, in respect of a claim for indemnification pursuant to the General Corporation Law of Delaware and an indemnification agreement entered into by the Fund with Mr. Douglass on May 3, 2001. The settlement agreement provides for the reimbursement to Mr. Douglass of actual expenses incurred, excluding any fines or penalties, in connection with an enforcement action initiated by the Securities and Exchange Commission against Mr. Douglass in 2009. The settlement payment of $125,000 was made on June 24, 2013.

Lawsuit Settlement—On August 12, 2012, Paula Douglass filed a lawsuit against the Fund and members of the Board of Directors in the District Court of Harris County, Texas. Ms. Douglass’ complaint alleged various causes of action, including minority shareholder oppression, dilution, and breach of fiduciary duty, and sought unspecified damages and attorney’s fees. Effective June 13, 2013, the Fund entered into a settlement agreement with Ms. Douglass, Sam Douglass, as well as certain trusts controlled by them. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, the Board of Directors approved a payment of $402,254, in complete settlement of the lawsuit, as being in the best interests of the Fund and its shareholders. The settlement payment was made on July 30, 2013. Ms. Douglass filed a motion to dismiss the lawsuit with prejudice on August 8, 2013.

Lawsuit Settlement—On June 9, 2011, RNR Production, Land and Cattle Company, Inc. (“RNR”) filed a lawsuit against the Fund and members of the Board of directors in the district Court of Harris County, Texas, seeking various monetary and equitable remedies, including a motion for a temporary restraining order against the Fund from holding its annual meeting of shareholders. The Fund prevailed against the motion but agreed to a nuisance settlement with RNR in exchange for a one-time payment of $200,000 which was paid on September 2, 2011,

Lawsuit Settlement—On March 10, 2010, American General Life Insurance Company (“American General”) filed a complaint against the Fund in the District Court of Harris County, Texas in connection with an office lease entered into by our former administrator with American General. The complaint by American General sought to hold the Fund liable for unpaid rent, improvements, and attorneys’ fees totaling approximately $450,000. We agreed to a settlement with American General in exchange for a one-time payment of $120,000, which was paid on June 7, 2011.

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

Table of Contents	59

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We assessed our internal control over financial reporting as of December 31, 2013, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2014 (the “2014 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2014 Proxy Statement.

Table of Contents	60

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Table of Contents	61

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Equus Total Return, Inc.:

We have audited the balance sheets of Equus Total Return, Inc. (a Delaware corporation), including the schedules of investments, as of December 31, 2013 and 2012 and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2013 and the selected per share data and ratios for each of the five years in the period ended December 31, 2013, and have issued our report thereon dated March 31, 2014 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in Item 15(a)(2) of this Form 10-K. The Schedule 12-14 is the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP

Houston, Texas

March 31, 2014

Table of Contents	62

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2013
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income	Fair Value As of December 31, 2012	Gross Additions(b)	Gross Reductions(c)	Fair Value As of December 31, 2013
Control Investments: Majority-owned
Equus Energy, LLC	Member interest (100%)	$-	$6,855	1,145	-	$8,000

Equus Media Development Company, LLC	Member interest (100%)	-	146	69	-	216

Spectrum Management, LLC	285,000 units of Class A member interest	-	-	-	-	-
	16% subordinated promissory note (d)	(166)	418	2,471	-	2,889
Total Control Investments: Majority-owned		$(166)	$7,419	-	$3,685	$11,105
Total Control Investments		$(166)	$7,419	-	$3,685	$11,105
Affiliate Investments
PalletOne, Inc.	350,000 shares of common stock	$-	$150	100	$-	$250
Total Affiliate Investments		$-	$762	100	$-	$250
Total Investments In and Advances to Affiliates		$(166)	$18,338	100	$3,685	$11,355

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2013.
(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Accrued income is impaired.
(e)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are neither consolidated nor accounted for under the equity method of accounting.

Table of Contents	63

(a)(3) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

Table of Contents	64

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 31, 2014	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 31, 2014
Fraser Atkinson

/S/ ALESSANDRO BENEDETTI	Director, Executive Chairman	March 31, 2014
Alessandro Benedetti

/S/ RICHARD F. BERGNER	Director	March 31, 2014
Richard F. Bergner

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	March 31, 2014
Kenneth I. Denos

/S/ GREGORY J. FLANAGAN	Director	March 31, 2014
Gregory J. Flanagan

/S/ HENRY W. HANKINSON	Director	March 31, 2014
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 31, 2014
Robert L. Knauss

/S/ BERTRAND DES PALLIERES	Director	March 31, 2014
Bertrand des Pallieres

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	March 31, 2014
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
L’Sheryl D. Hudson

Table of Contents	65