Form 10-K/A
period 2013-12-31
EQUUS TOTAL RETURN, INC.
filed 2014-04-01
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendement No. 1)

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

Table of Contents

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s fiscal Year End Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Form 10-K”), is for the sole purpose of amending the disclosure in Part II, Item 8, Note 4 Related Party Transactions and Agreements, paragraph 3.

No other changes have been made to the Form 10-K. this Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form. This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

Table of Contents	2

Table of Contents	3

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

Significant Developments

Our Board of Directors (sometimes referred to as the “Board”) and management of the Fund (“Management”) continue to believe that current market conditions and recent portfolio performance dictate the need to pursue a more active role in the management of these investments and to seek liquidity events at the appropriate time to protect and enhance shareholder value. These activities include continuous monitoring and intensive reviews of portfolio company performance and expectations, providing follow-on capital when necessary, exploration of liquidity events for certain portfolio companies to position the Fund to maximize investment returns, and actively pursuing suitable new investments for the Fund. Consistent with that strategy, the following is a summary of significant developments during 2013:

(i)	On December 27, 2012, we invested an additional $6.8 million in Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 129 producing and non-producing oil and gas wells, including associated development rights of approximately 21,120 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Apache, Chesapeake, and Chevron, which has operating responsibility for leasehold interests in the Conger Field, representing approximately half of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil & gas firm. Due to improved operating performance in the fourth quarter of 2013, an increase in proved developed producing reserves, and the estimated value of the acreage rights associated with certain working interests held in the Eagle Ford trend, the fair value of this holding increased from approximately $6.9 million at December 31, 2012 to $8.0 million at December 31, 2013.

Table of Contents	4

(ii)	On November 7, 2013, we made a short-term working capital loan of $0.5 million to Security Monitor Holdings, LLC (“SMH”). The loan matures in May 2014 and bears interest at the rate of 14% per annum. Located just outside of Boston, MA, SMH specializes in managing and improving operations of distressed companies. SMH has been engaged by Spectrum Management, LLC (“Spectrum”), a portfolio company of the Fund, to turn around its operations and position the company for a possible sale.
(iii)	Due to a more stable operating performance and improved customer retention for Spectrum during 2013, the fair value of our holdings in Spectrum increased from $0.4 million at December 31, 2012 to approximately $2.9 million at December 31, 2013.

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

Table of Contents	5

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

Table of Contents	6

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

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

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

Table of Contents	13

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

Table of Contents	14

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

Table of Contents	15

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

Table of Contents	16

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

Table of Contents	17

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

Table of Contents	18

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

Item 4. Mine Safety Disclosures

Not applicable.

Table of Contents	19

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

Table of Contents	20

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

Table of Contents	21

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

Table of Contents	22

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

Table of Contents	23

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

Table of Contents	24

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

Table of Contents	25

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

Table of Contents	26

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

Table of Contents	27

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

Table of Contents	28

The following table includes significant investment activity during the year ended December 31, 2011 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Orco Germany S.A	$67	$3,016	$—	$—	$3,083
Spectrum Management, LLC	—	—	325	—	325
Equus Energy, LLC	250	—	—	—	250
	$317	$3,016	$325	$—	$3,658

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2013

During 2013, we realized capital losses of $9.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
The Bradshaw Group	Business products and services	Non-affiliate	Disposition	$(1,795)
Infinia Corporation	Alternative Energy	Non-affiliate	Disposition	$(8,000)
				$(9,795)

Year Ended December 31, 2012

During 2012, we realized net capital losses of $2.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control	Disposition	$(4,114)
Sovereign Business Forms, Inc.	Business products and services	Control	Disposition	(1,073)
Orco Property Group	Real Estate	Non-affiliate	Disposition	2,318
Various others			Disposition	72
				$(2,797)

Year Ended December 31, 2011

During 2011, we realized net capital losses of $10.9 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Riptide Entertainment, LLC	Entertainment and leisure	Control	Disposition	$(10,074)
London Bridge Entertainment Partners Ltd	Entertainment and leisure	Non-affiliate	Disposition	(992)
RP&C International Investments LLC	Healthcare	Affiliate	Disposition	138
Various others			Disposition	(2)
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

Table of Contents	29

(iii)	Increase in the fair value of Equus Energy of $1.1 million due improved operational results and an increase in proved developed producing reserves;
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

Year Ended December 31, 2011

During 2011, we recorded a net change in unrealized depreciation of $9.9 million, to a net unrealized depreciation of $17.4 million at December 31, 2011. Such change in depreciation resulted primarily from the following changes:

(i)	Decline in fair market value of our holdings in ConGlobal of $2.6 million due to the decline in operating performance;

(ii)	Transfer of unrealized depreciation to realized depreciation for our holdings in London Bridge of $0.8 million due to the sale of the promissory note;

(iii)	Increase in the fair market value of our holdings in Orco Germany bonds of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by the change in the Euro-USD exchange rate;

(iv)	Increase in the fair market value of our holdings in PalletOne of $0.1 million due to steady improvement in operating performance and indications of value from independent third parties;

(v)	Transfer of unrealized depreciation to realized depreciation for our holdings in Riptide of $10.1 million due to the sale of the promissory notes and the winding up of the entity;

(vi)	Transfer of unrealized appreciation to realized appreciation for our holdings in RP&C of $0.1 million due to the maturity of the investment;

(vii)	Increase in fair market value of our holdings in Sovereign of $0.6 million as Sovereign had seen an upward trend in operating results and has continued to reduce its debt which has resulted in a corresponding increase its equity value;

(viii)	Decrease in fair market value of our holdings in Spectrum of $1.4 million due to the decline in operating performance and the maturity of its funded debts which remained in default; and

(ix)	Decrease in the fair market value of our holdings in Trulite of $0.1 million due to the lack of progress and inability to achieve sufficient funding with regards to its product development program.

Table of Contents	30

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

Table of Contents	31

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

Contractual Obligations

As of December 31, 2013, we had no outstanding commitments to our portfolio company investments.

Table of Contents	32

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

Table of Contents	33

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

/s/ UHY LLP

Houston, Texas

March 31, 2014

Table of Contents	34

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012

(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $15,789 and $15,479 respectively)	$11,105	$7,419
Affiliate investments (cost at $350 and $350 respectively)	250	150
Non-affiliate investments (cost at $1,321 and $10,625 respectively)	2,149	1,663
Total investments in portfolio securities at fair value	13,504	9,232
Cash and cash equivalents	19,065	23,687
Restricted cash and temporary cash investments	15,150	—
Accounts receivable from investments	372	38
Accrued interest receivable	228	293
Accounts receivable and other	30	33
Total assets	48,349	33,283
Liabilities and net assets
Accounts payable and accrued liabilities	106	214
Accounts payable to related parties	26	194
Borrowing under margin account	15,000	—
Total liabilities	15,132	408

Commitments and contingencies

Net assets	$33,217	$32,875

Net assets consist of:
Common stock, par value	$10	$10
Capital in excess of par value	51,701	61,495
Undistributed net investment losses	(14,538)	(11,408)
Unrealized depreciation of portfolio securities, net	(3,956)	(17,222)
Total net assets	$33,217	$32,875
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.14	$3.11

The accompanying notes are an integral part of these financial statements.

Table of Contents	35

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Investment income:
Interest income (loss), net:
Control investments	$(166)	$358	$209
Affiliate investments	—	—	5
Non-affiliate investments	172	157	295
Total interest income	6	515	509
Interest from temporary cash investments	1	1	30
Total investment income	7	516	539

Expenses:
Professional fees	994	1,333	1,211
Compensation expense	882	1,056	1,286
Offering costs	—	—	428
Director fees and expenses	433	449	393
General and administrative expense	128	167	207
Mailing, printing and other expenses	155	150	176
Taxes	15	12	14
Interest expense	2	2	4
Settlement expense	527	—	320
Total expenses	3,136	3,169	4,039

Net investment loss	(3,129)	(2,653)	(3,500)

Net realized gain (loss):
Control investments	(1,795)	(5,187)	(10,074)
Affiliate investments	—	—	138
Non-affiliate investments	(8,000)	2,318	(992)
Temporary cash investments	—	72	(2)
Net realized loss	(9,795)	(2,797)	(10,930)

Net unrealized depreciation of portfolio securities:
End of period	(3,956)	(17,222)	(17,399)
Beginning of period	(17,222)	(17,399)	(27,300)
Net change in unrealized depreciation of portfolio securities	13,266	177	9,901

Net increase (decrease) in net assets resulting from operations	$342	$(5,273)	$(4,529)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.03	$(0.50)	$(0.45)
Weighted average shares outstanding:
Basic and diluted	10,562	10,562	10,049

The accompanying notes are an integral part of these financial statements.

Table of Contents	36

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(in thousands)	2013	2012	2011

Net increase (decrease) in net assets resulting from operations	$342	$(5,273)	$(4,529)
Capital share transactions:
Shares issued for portfolio securities	—	—	4,626
Net increase in net assets resulting from capital share transactions	—	—	4,626
Increase (decrease) in net assets	342	(5,273)	97
Net assets at beginning of period	32,875	38,148	38,051
Net assets at end of period	$33,217	$32,875	$38,148

The accompanying notes are an integral part of these financial statements.

Table of Contents	37

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011
Reconciliation of increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$342	$(5,273)	$(4,529)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss	9,795	2,797	10,930
Net change in unrealized depreciation of portfolio securities	(13,266)	(177)	(9,901)
Changes in operating assets and liabilities:
Purchase of portfolio securities	(810)	(6,939)	(642)
Net proceeds from dispositions of portfolio securities	—	8,952	10,730
Principal payments received from portfolio securities	9	5,618	379
Decrease in deferred offering costs	—	—	428
Cash settlement of collateral	—	—	1,610
Sales of temporary cash investments, net	(15,150)	6,060	9,090
Increase in accounts receivable from affiliates	(334)	—	—
Decrease in accounts receivable and other	3	20	182
Decrease in accrued interest receivable	65	1,561	569
(Decrease) increase in accounts payable and accrued liabilities	(108)	100	(231)
(Decrease) increase in accounts payable to related parties	(168)	155	(19)
Net cash (used in) provided by operating activities	(19,622)	12,874	18,596
Cash flows from financing activities:
Borrowings under margin account	15,000	8,000	34,000
Repayments under margin account	—	(14,000)	(43,000)
Deferred offering costs	—	—	(165)
Net cash provided by (used in) financing activities	15,000	(6,000)	(9,165)
Net (decrease) increase in cash and cash equivalents	(4,622)	6,874	9,431
Cash and cash equivalents at beginning of period	23,687	16,813	7,382

Cash and cash equivalents at end of period	$19,065	$23,687	$16,813
Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$—	$—	$4,626
Accrued interest or dividends exchanged for portfolio securities	$—	$301	$—

Supplemental disclosure of cash flow information:
Interest paid	$—	$1	$6
Income taxes paid	$11	$12	$14

The accompanying notes are an integral part of these financial statements.

Table of Contents	38

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2013	2012	2011	2010	2009

Investment income	$0.00	$0.05	$0.05	$0.33	$0.43
Expenses	0.30	0.30	0.40	0.42	0.41

Net investment income (loss)	(0.30)	(0.25)	(0.35)	(0.09)	0.02

Net realized loss	(0.93)	(0.27)	(1.09)	—	(1.77)
Net change in unrealized depreciation	1.26	0.02	0.99	(1.36)	(1.38)
Net increase (decrease) in net assets	0.03	(0.50)	(0.45)	(1.45)	(3.13)
Capital transactions:
Distributions from net investment income	—	—	—	—	(0.02)
Return of capital distribution	—	—	—	—	(0.09)
Shares issued for portfolio securities	—	—	(0.16)	—	—
Dilutive effect of shares issued	—	—	(0.07)	—	(0.18)
Decrease in net assets resulting from capital transactions	—	—	(0.23)	—	(0.29)
Net increase (decrease) in net assets	0.03	(0.50)	(0.68)	(1.45)	(3.42)
Net assets at beginning of period	3.11	3.61	4.29	5.74	9.16
Net assets at end of period, basic and diluted	$3.14	3.11	$3.61	$4.29	$5.74
Weighted average number of shares outstanding during period,
in thousands	10,562	10,562	10,049	8,862	8,790
Market price per share:
Beginning of period	$2.36	$2.24	$2.50	$3.20	$4.30
End of period	$1.99	$2.36	$2.24	$2.50	$3.20
Selected information and ratios:
Dividends declared	$—	$—	$—	$—	$0.11
Ratio of expenses to average net assets	9.49%	8.93%	10.60%	8.26%	5.53%
Ratio of net investment gain (loss) to average net assets	(9.47%)	(7.47)%	(9.19%)	(1.73%)	0.30%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	1.04%	(14.85)%	(11.89%)	(28.89%)	(42.57%)
Total return on market price (1)	(15.68%)	(5.36)%	(10.40%)	(21.88%)	(23.08%)

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

The following is a summary by industry of our investments in portfolio securities as of December 31, 2012 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$6,855	20.8%
Real estate	1,663	5.1%
Business products and services	418	1.3%
Shipping products and services	150	0.5%
Media	146	0.4%
Alternative energy	—	0.0%
Total	$9,232	28.1%

The accompanying notes are an integral part of these financial statements.

Table of Contents	43

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

Table of Contents	44

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

Table of Contents	45

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

Table of Contents	46

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

Table of Contents	47

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

As of December 31, 2013, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$11,105	$—	$—	$11,105
Affiliate investments	250	—	—	250
Non-affiliate investments	2,149	169	—	1,980
Total investments	13,504	169	—	13,335
Temporary cash investments	15,000	15,000	—	—
Total investments and temporary cash investments	$28,504	$15,169	$—	$13,335

Table of Contents	48

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

Table of Contents	49

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

On December 20, 2010, our board of directors approved a consulting agreement ("Consulting Agreement") with John A. Hardy, the Fund's Chief Executive Officer.  The Consulting Agreement provides for base compensation to Mr. Hardy of $200,000 per annum and an annual bonus based upon achievement of certain criteria.  The bonus is subject to an annual payout cap of $150,000, and any bonus earned that exceeds the payout cap will be carried over into subsequent fiscal years.  If the Consulting Agreement is terminated without cause, as defined therein, Mr. Hardy will be entitled to receive one year's base consulting fee, together with all bonuses earned and unpaid and unpaid up to the date of termination.  Mr. Hardy is not entitled to participate in any employee-related benefits, including health, life and disability plans, of the Fund.  For the years ended December 31, 2012 and 2013, Mr. Hardy’s compensation totaled $350,000 in each of these years, which included a $150,000 bonus in accordance with this agreement.  Mr. Hardy has permanently waived his right to $873,211 of earned but unpaid bonus under the Consulting Agreement for fiscal 2012 and has further permanently waived his right to $5,618 of earned but unpaid bonus in connection with activities of the Fund for fiscal 2013.

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

Table of Contents	50

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

Table of Contents	51

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
(v)	Increase in the fair value of our holdings in PalletOne of $0.1 million due to improved operations.

Table of Contents	52

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

Table of Contents	53

(iv)	Decrease in the fair value of Equus Energy, LLC of $0.2 million due to working capital expenditures.

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
				$(10,930)

During 2011, we recorded a net change in unrealized depreciation of $9.9 million, to a net unrealized depreciation of $17.4 million at December 31, 2011. Such change in unrealized depreciation resulted primarily from the following changes:

(i)	Decline in fair market value of our holdings in ConGlobal $2.6 million due to the decline in operating performance;

(ii)	Transfer of unrealized depreciation to realized depreciation of our holdings in London Bridge Entertainment Partners, Ltd. of $0.8 million due to the sale of the promissory note;

(iii)	Increase in the fair market value of our holding in Orco Germany S.A. bonds of $2.7 million due to the difference in the market price of Equus shares used as consideration for the bonds on the date of acquisition offset by the change in Euro-USD exchange rate;

Table of Contents	54

(iv)	Increase in the fair market value of our holding in PalletOne of $0.1 million due to steady improvement in operating performance and indications of value from independent third parties;

(v)	Transfer of unrealized depreciation to realized depreciation for our holding in Riptide of $10.1 million due to the sale of the promissory notes and the winding up of the entity;

(vi)	Transfer of unrealized appreciation to realized appreciation for our holding in RP&C of $0.1 million due to the maturity of the investment;

(vii)	Increase in fair market value of our holding in Sovereign of $0.6 million as Sovereign has seen an upward trend in operating results and has continued to reduce its debt which has resulted in a corresponding increase its equity value;

(viii)	Decrease in fair market value of our holdings in Spectrum of $1.4 million due to the decline in operating performance and the maturity of its funded debts which remain in default; and

(ix)	Decrease in the fair market value of our holdings in Trulite, Inc. of $0.1 due to the lack of progress and inability to achieve sufficient funding with regards to its product development program.

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

Table of Contents	55

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

We do not consolidate Equus Energy or its wholly-owned subsidiaries and accordingly only the value of our investment in Equus Energy is included on our statement of assets and liabilities. Our investment in Equus Energy is valued in accordance with our normal valuation procedures and is based in part on the net values of the underlying assets held by Equus Energy, a discounted cash flow analysis based on a reserve report prepared for Equus Energy by Lee Keeling & Associates, Inc., an independent petroleum engineering firm, the transactions and values of comparable companies in this sector, and the estimated value of leasehold mineral interests associated with the acreage held by Equus Energy. A valuation of Equus Energy was performed by a third-party valuation firm, who recommended a value range of Equus Energy consistent with the fair value we ascribed in our Schedule of Investments on page 39.

Table of Contents	56

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

Table of Contents	57

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

Table of Contents	58

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

(11) SUBSEQUENT EVENT

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On January 2, 2014, the Fund sold U.S. Treasury Bills for $15.0 million and repaid its year-end margin loan.

(12) SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2013
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	Total

Total investment income (loss)	$(95)	$14	$35	$53	$7
Net investment loss	$(771)	$(1,365)	$(588)	$(407)	$(3,131)
Increase (decrease) in net assets resulting
from operations	$(1,460)	$(1,249)	$(794)	$3,845	342

Basic and diluted earnings per share (1)	$(0.14)	$(0.12)	$(0.08)	$0.36	$0.02

Table of Contents	59

(in thousands, except per share amounts)	Year Ended December 31, 2012
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012	Total
Total investment income (loss)	$227	$212	$(100)	$177	$516
Net investment loss	$(498)	$(777)	$(685)	$(694)	$(2,654)
Increase (decrease) in net assets resulting
from operations	$(498)	$(4,232)	$(1,754)	$1,211	(5,273)
Basic and diluted earnings per share (1)	$(0.05)	$(0.40)	$(0.17)	$0.12	$(0.50)

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

Table of Contents	60

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

Table of Contents	61

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

Table of Contents	62

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Table of Contents	63

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

/s/ UHY LLP

Houston, Texas

March 31, 2014

Table of Contents	64

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

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2013.
(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Accrued income is impaired.
(e)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are neither consolidated nor accounted for under the equity method of accounting.

Table of Contents	65

(a)(3) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

Table of Contents	66

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: April 1, 2014	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	April 1, 2014
Fraser Atkinson

/S/ ALESSANDRO BENEDETTI	Director, Executive Chairman	April 1, 2014
Alessandro Benedetti

/S/ RICHARD F. BERGNER	Director	April 1, 2014
Richard F. Bergner

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	April 1, 2014
Kenneth I. Denos

/S/ GREGORY J. FLANAGAN	Director	April 1, 2014
Gregory J. Flanagan

/S/ HENRY W. HANKINSON	Director	April 1, 2014
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	April 1, 2014
Robert L. Knauss

/S/ BERTRAND DES PALLIERES	Director	April 1, 2014
Bertrand des Pallieres

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	April 1, 2014
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2014
L’Sheryl D. Hudson

Table of Contents	67