Form 10-Q
period 2014-03-31
EQUUS TOTAL RETURN, INC.
filed 2014-05-15
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 15, 2014.

Table of Contents

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Table of Contents	2

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

Part I. Financial Information

Item  1. Financial Statements

	March 31, 2014	December 31, 2013
	(unaudited)
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $15,863 and $15,789 respectively)	$11,179	$11,105
Affiliate investments (cost at $350 and $350 respectively)	250	250
Non-affiliate investments (cost at $1,321 and $1,321 respectively)	2,081	2,149
Total investments in portfolio securities at fair value	13,510	13,504
Cash and cash equivalents	18,690	19,065
Restricted cash and temporary cash investments	—	15,150
Accounts receivable from investments	386	372
Accrued interest receivable	444	228
Accounts receivable and other	28	30
Total assets	33,058	48,349
Liabilities and net assets
Accounts payable and accrued liabilities	254	106
Accounts payable to related parties	125	26
Borrowing under margin account	—	15,000
Total liabilities	379	15,132

Commitments and contingencies

Net assets	$32,679	$33,217

Net assets consist of:
Common stock, par value	$10	$10
Capital in excess of par value	51,700	51,701
Undistributed net investment losses	(15,007)	(14,538)
Unrealized depreciation of portfolio securities, net	(4,024)	(3,956)
Total net assets	$32,679	$33,217
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	10,562	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.09	$3.14

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2014	2013
Investment income (loss):
Interest income (loss), net:
Control investments	$198	$(132)
Non-affiliate investments	59	36
Total interest income	257	(96)
Interest from temporary cash investments	—	—
Total investment income (loss)	257	(96)

Expenses:
Professional fees	291	268
Compensation expense	212	239
General and administrative expense	100	38
Director fees and expenses	96	102
Mailing, printing and other expenses	21	23
Taxes	6	5
Total expenses	726	675

Net investment loss	(469)	(771)

Net realized loss:
Temporary cash investments	(1)	—
Net realized loss	(1)	—

Net unrealized depreciation of portfolio securities:
End of period	(4,024)	(17,910)
Beginning of period	(3,956)	(17,222)
Net change in unrealized depreciation of portfolio securities	(68)	(688)

Net decrease in net assets resulting from operations	$(538)	$(1,459)

Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.05)	$(0.14)
Weighted average shares outstanding:
Basic and diluted	10,562	10,562

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31,
(in thousands)	2014	2013

Net decrease in net assets resulting from operations	$(538)	$(1,459)
Net assets at beginning of period	33,217	32,875
Net assets at end of period	$32,679	$31,416

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Reconciliation of decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net decrease in net assets resulting from operations	$(538)	$(1,459)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	1	—
Net change in unrealized depreciation of portfolio securities	68	688
Changes in operating assets and liabilities:
Purchase of portfolio securities	(74)	(90)
Principal payments received from portfolio securities	—	9
Sales of temporary cash investments, net	15,149	—
Increase in accounts receivable from investments	(4)	—
Increase in accounts receivable and other	(8)	(150)
(Increase) decrease in accrued interest receivable	(216)	126
Increase in accounts payable and accrued liabilities	148	107
Increase (decrease) in accounts payable to related parties	99	(157)
Net cash provided by (used in) operating activities	14,625	(926)
Cash flows from financing activities:
Repayments under margin account	(15,000)	—
Net cash used in financing activities	(15,000)	—
Net decrease in cash and cash equivalents	(375)	(926)
Cash and cash equivalents at beginning of period	19,065	23,687

Cash and cash equivalents at end of period	$18,690	$22,761

Supplemental disclosure of cash flow information:
Income taxes paid	$11	$5

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ended March 31,
	2014	2013

Investment income (loss)	$0.03	$(0.01)
Expenses	0.07	0.06
Net investment loss	(0.04)	(0.07)

Net realized loss	(0.00)	—
Net change in unrealized depreciation of portfolio securities	(0.01)	(0.07)
Net decrease in net assets resulting from operations	(0.05)	(0.14)
Net assets at beginning of period	3.14	3.11
Net assets at end of period	$3.09	$2.97
Weighted average number of shares outstanding during period,
in thousands	10,562	10,562
Market price per share:
Beginning of period	$1.99	$2.36
End of period	$1.92	$2.16
Selected information and ratios:
Ratio of expenses to average net assets	2.20%	2.10%
Ratio of net investment loss to average net assets	(1.42%)	(2.40%)
Ratio of net decrease in net assets resulting from operations to average net assets	(1.63%)	(4.54%)
Total return on market price (1)	(3.52%)	(8.47%)

(1)  Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

Table of Contents	7

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	216
Spectrum Management, Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-

			16% subordinated promissory note due 11/11 (2)	$2,963	2,963	2,963
					5,813	2,963
Total Control Investments: Majority-owned (represents 82.7.% of total investments at fair value)					$15,863	$11,179
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$250
Total Affiliate Investments (represents 1.9% of total investments at fair value)					$350	$250
Non-Affiliate Investments (less than 5% owned):
Orco Property Group Paris, France	Real estate	April 2011	73,666 shares common stock		$125	$101
			10% promissory note due 2/18 (2)	$696	696	1,480
					821	1,581
Security Monitor Holding, LLC Boston, MA	Business products and services	November 2013	14% promissory note due 6/14 (2)	500	500	500
Total Non-Affiliate Investments (represents 15.4% of total investments at fair value)					$1,321	$2,081
Total Investment in Portfolio Securities					$17,534	$13,510

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

Table of Contents	8

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2014

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

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2014, except for our holdings in OPG, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 82.7% of the total value of the investments in portfolio securities as of March 31, 2014.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2014 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$12,900	$8,216	25.1%
Secured and subordinated debt	4,159	4,943	15.1%
Common stock	475	351	1.1%
Total	$17,534	$13,510	41.3%

Interest payments are being received and/or accrued on notes with a fair value of $2.0 million, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $3.0 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2014 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$8,000	24.5%
Business products and services	3,463	10.6%
Real estate	1,581	4.8%
Shipping products and services	250	0.8%
Media	216	0.6%
Total	$13,510	41.3%

The accompanying notes are an integral part of these financial statements.

Table of Contents	9

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	216
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory note due 11/11 (2)	$2,889	2,889	2,889
					5,739	2,889
Total Control Investments: Majority-owned (represents 39.0% of total investments at fair value)					$15,789	$11,105
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$250
Total Affiliate Investments (represents 0.9% of total investments at fair value)					$350	$250
Non-Affiliate Investments (less than 5% owned):
Orco Property Group Paris, France	Real estate	April 2011	73,666 shares common stock		$125	$169
			10% promissory note due 2/18 (2)	$696	696	1,480
					821	1,649
Security Monitor Holding, LLC Boston, MA	Business products and services	November 2013	14% promissory note due 5/14 (2)	500	500	500
Total Non-Affiliate Investments (represents 7.5% of total investments at fair value)					$1,321	$2,149
Total Investment in Portfolio Securities					$17,460	13,504
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2013	UST 0% 2/14	15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 52.6% of total investments at fair value)					$15,000	$15,000
Total Investments					$32,460	$28,504

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

Table of Contents	10

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2013

(in thousands, except share data)

Except for our holding of ordinary shares of OPG, substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 or other relevant foreign regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2013, except for our holdings in OPG, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 82.2% of the total value of the investments in portfolio securities as of December 31, 2013.

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

MARCH 31, 2014

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”).

Table of Contents	12

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through March 31, 2015. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Cash and Cash Equivalents—As of March 31, 2014, we had cash and cash equivalents of $18.7 million. We had $13.5 million of our net assets of $32.7 million invested in portfolio securities.

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

Investment Commitments—As of March 31, 2014, we had no outstanding commitments to our portfolio company investments.

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

We had no RIC borrowings or restricted cash as of March 31, 2014.

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

Certain Risks and Uncertainties— Economic conditions since 2008 and resulting market dislocations have resulted in a significant decline in the availability of debt and equity. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first three months of 2014, the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2014 operating requirements.

Table of Contents	13

(3)	Significant Accounting Policies

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These types of securities represented 11.0% of our investments in portfolio securities as of March 31, 2014 and December 31, 2013, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Table of Contents	14

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $13.4 million and $13.3 million as of March 31, 2014 and December 31, 2013, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of March 31, 2014 and December 31, 2013 respectively, one of the Fund’s portfolio investments, the 73,666 ordinary shares of Orco Property Group, S.A. (“OPG”), was publicly listed on the NYSE Euronext Paris Exchange, along with €1,200,790 [$1.5 million] in newly-issued 6-year OPG Notes. However, as of March 31, 2014 and December 31, 2013 respectively, there had been no significant trading activity in the OPG Notes.

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

Table of Contents	15

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

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.01 million for the year ended December 31, 2013.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the year ended December 31, 2013.

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

Table of Contents	16

As of March 31, 2014, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of March 31, 2014 (unaudited)
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$11,179	$—	$—	$11,179
Affiliate investments	250	—	—	250
Non-affiliate investments	2,081	101	—	1,980
Total investments	$13,510	$101	$—	$13,409

As of December 31, 2013, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$11,105	$—	$—	$11,105
Affiliate investments	250	—	—	250
Non-affiliate investments	2,149	169	—	1,980
Total investments	13,504	169	—	13,335
Temporary cash investments	15,150	15,150	—	—
Total investments and temporary cash investments	$28,654	$15,319	$—	$13,335

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2013	$11,105	$250	$1,980	$13,335
Purchases of portfolio securities	74	—	—	74
Fair value as of March 31, 2014 (unaudited)	$11,179	$250	$1,980	$13,409

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2012	$7,419	$150	$1,425	$8,994
Change in unrealized appreciation (depreciation)	(616)	—	(36)	(652)
Purchases of portfolio securities	90	—	—	90
Proceeds from sales/dispositions	—	—	(9)	(9)
Fair value as of March 31, 2013 (unaudited)	$6,893	$150	$1,380	$8,423

Table of Contents	17

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

The following table summarizes the significant observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2014:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$4,943	Yield Analysis	Market interest rate	2.5%	10.5%
		Yield Analysis	Discount for lack of marketability	2.5%	12.0%
		Yield Analysis	Discount for lack of marketability	7.2%	25%
		Yield Analysis	Control Premium	12%	171%
		New Transaction	Discount	0%	100%
Common stock	250	Pending Transaction	Discount	0%	100%
		Asset Approach	Recovery Rate	0%	100%
Limited liability company investments	8,216	Income/Market Approach	Reserve Adjustment Factors	75%	100%
	$13,409

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

In 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $18,750 for each of the three months ended March 31, 2014 and 2013.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered.

(5)	Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

(6)	Portfolio Securities

During the three months ended March 31, 2014, we capitalized legal and consulting expenses of $0.7 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.04 million in respect of our €1.2 million [$1.5 million] in OPG notes.

Table of Contents	18

During the three months ended March 31, 2014, we did not realize any significant gains or losses on sales of portfolio securities.

Net unrealized depreciation on investments increased $0.07 million during the three months ended March 31, 2014, to a net unrealized depreciation of $4.0 million.  Such increase in unrealized depreciation is due to the decrease in fair value of our holdings in OPG of $0.07 million due to a decline in the price of our OPG shares.

During the three months ended March 31, 2013, we capitalized legal and consulting expenses of $0.1 million relating to Spectrum. We also received a semi-annual interest payment of $0.03 million and a 5.75% partial principal repayment of $9,000 in respect of our €1.2 million [$1.5 million] in OPG notes.

During the three months ended March 31, 2013, we did not realize any significant gains or losses on sales of portfolio securities.

Net unrealized depreciation on investments increased $0.7 million during the three months ended March 31, 2013, to a net unrealized depreciation of $17.9 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of Equus Energy, LLC of $0.2 million due to operating expenses;

(ii)	Decrease in fair value of our holdings in OPG of $0.1 million due to a decline in the price of our OPG shares and foreign exchange translation; and

(iii)	Decrease in fair value of Spectrum of $0.4 million due to a decline in operating performance.

(7)	Equus Energy, LLC

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 129 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 21,120 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

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

Below is summarized consolidated financial information for Equus Energy as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 respectively (in thousands).

	March 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
Assets
CURRENT ASSETS:
Cash	$406	$486
Accounts receivable	209	288
Total current assets	615	774

Oil and gas properties	7,725	7,700
Less: accumulated depletion, depreciation and amortization	(1,178)	(983)
Net oil and gas properties	6,547	6,717

Total assets	$7,162	$7,491

Liabilities and members' capital

CURRENT LIABILITIES:
Accounts payable and other	$121	$324
Due to affiliate	378	364
Total current liabilities	499	$688

Asset retirement obligations	180	178
Total non-current liabilities	180	178

Total liabilities	679	866

Members' capital
Total members' capital	6,483	6,625

Total liabilities and members' capital	$7,162	$7,491

Revenue and direct operating expenses for the various oil and gas assets included in the accompanying statements represent the net collective working and revenue interests acquired by Equus Energy. The revenue and direct operating expenses presented herein relate only to the interests in the producing oil and natural gas properties and do not represent all of the oil and natural gas operations of all of these properties. Direct operating expenses include lease operating expenses and production and other related taxes. General and administrative expenses, depletion, depreciation and amortization (“DD&A”) of oil and gas properties and federal and state taxes have been excluded from direct operating expenses in the accompanying statements of revenue and direct operating expenses because the allocation of certain expenses would be arbitrary and would not be indicative of what such costs would have been had Equus Energy been operated as a stand-alone entity. The statements of revenue and direct operating expenses presented are not indicative of the financial condition or results of operations of Equus Energy on a go forward basis due to changes in the business and the omission of various operating expenses.

Table of Contents	20

	Three months ended March 31
	2014	2013
	(Unaudited)	(Unaudited)
Operating revenue	$540	$605
Operating expenses
Direct operating expenses	335	328
Depletion, depreciation, amortization and accretion	196	322
General and administrative	151	187
Total operating expenses	682	837
Operating income (loss) before income tax expense	(142)	(232)
Income tax	—	—
Net income (loss)	$(142)	$(232)

Critical Accounting Policies for Equus Energy – Equus Energy and its wholly-owned subsidiary EQS Energy Holdings, Inc. (collectively, the “Company”) follow the Full Cost Method of Accounting for oil and gas properties. Under the full cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. Gains or losses are normally reflected as an adjustment to the full cost pool.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation and amortization expense for the Company’s oil and gas properties totaled $0.2 million and $0.3 million for the quarters ended March 31, 2014 and March 31, 2013, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2014, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on their oil and gas properties during 2013 or during the three months ended March 31, 2014.

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

Revenue Recognition - Revenue is recognized for oil and natural gas sales under the sales method of accounting. Under this method, revenue is recognized on production as it is taken and delivered to its purchasers. The volumes sold may be more or less than the volumes entitled to, based on the owner’s net leasehold interest. These differences result from production imbalances, which are not significant, and are reflected as adjustments to proven reserves and future cash flows in the unaudited summarized oil and gas information included herein.

Table of Contents	21

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds.

On May 15, 2014, the Fund announced that it had adopted a Plan of Reorganization (also referred to hereinafter as the "Plan") within the meaning of Section 2(a)(33) of the 1940 Act.  Under the terms of the Plan, Equus intends to pursue a merger or consolidation with MVC Capital, Inc. ("MVC"), a BDC traded on the New York Stock Exchange, or a subsidiary of MVC, or one or more of MVC's portfolio companies (referred to in the Plan as a "Consolidation") within the next twelve months.  Absent Equus merging or consolidating with/into MVC, the present intention is for Equus to (i) consummate the Consolidation, (ii) terminate its election to be classified as a BDC, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sectors.

On May 14, 2014, a Share Exchange Agreement was entered into between MVC and Equus as a first step in the Plan, wherein MVC received 2,112,000 shares of the Fund in exchange for Equus receiving 395,839 shares of MVC.  The exchange was determined based on each company's respective net asset values per share, calculated as of May 12, 2014.  The number of MVC shares that were received by Equus is subject to adjustment following MVC's release of its Form 10-Q, which will include its published net asset value per share for the quarter ended April 30, 2014.  If a Consolidation has not occurred within one year from the date of the share exchange, MVC has the right, to the extent permitted by applicable law, to rescind the exchange, recover its shares that have been issued to Equus, and return to Equus the 2,112,000 shares issued by the Fund.  As part of the reorganization, MVC may also acquire additional Equus shares from time to time, either through Equus' direct sale to MVC of newly-issued shares from treasury (which would require the approval of a majority of Equus shareholders) or through the purchase of Equus shares from existing shareholders.

Table of Contents	22

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

Table of Contents	23

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These types of securities represented 11.0% of our investments in portfolio securities as of March 31, 2014 and December 31, 2013, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Table of Contents	24

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $13.4 million and $13.3 million as of March 31, 2014 and December 31, 2013, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of March 31, 2014 and December 31, 2013 respectively, one of the Fund’s portfolio investments, the 73,666 ordinary shares of Orco Property Group, S.A. (“OPG”), was publicly listed on the NYSE Euronext Paris Exchange, along with €1,200,790 [$1.5 million] in newly-issued 6-year OPG Notes. However, as of March 31, 2014 and December 31, 2013 respectively, there had been no significant trading activity in the OPG Notes.

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

Federal Income Taxes

On May 15, 2014, we announced that we had adopted a Plan of Reorganization, which may involve the transformation of the Fund into an operating company, which will likely result in the loss of our status as a RIC for Federal income tax purposes.  However, if we do not effect a transformation of the Fund into an operating company, we intend to comply with the requirements of the Internal Revenue Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements.  As of December 31, 2013, we had a capital loss carry-forward of $32.5 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Internal Revenue Code. See Note 2 for further discussion of our RIC borrowings.  See also “Subsequent Events” and “Risk Factors” on pages 27 and 30.

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

Table of Contents	25

Market conditions for business transactions including mergers and acquisitions and private equity investments improved significantly in 2013 compared with previous years, and has continued through the first quarter of 2014, as corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans. Private equity firms as a group enjoyed more success in 2013 in monetizing their investments through sales and public listings.

During the first quarter of 2014, our net asset value decreased to $3.09 per share from $3.14 per share. As of March 31, 2014, the closing price of our common stock closed was $1.92, which is a discount of 37.9% to our net asset value.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.5 million and $0.8 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Investment income was $0.3 million for the three months ended March 31, 2014. The investment income of ($0.1) generated for the three months ended March 31, 2013 is due primarily to due to the impairment of accrued interest income from Spectrum.

Total expenses were relatively unchanged at $0.7 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Table of Contents	26

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2014, we realized a loss of $0.1 million from the sale of temporary cash investments. We did not realize any net capital gains or losses for the three months ended March 31, 2013.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments increased $0.07 million during the three months ended March 31, 2014, to a net unrealized depreciation of $4.0 million.  Such increase in unrealized depreciation is largely due to the decrease in fair value of our holdings in OPG of $0.1 million due to a decline in the price of OPG shares.

Net unrealized depreciation on investments increased $0.7 million during the three months ended March 31, 2013, to a net unrealized depreciation of $17.9 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of Equus Energy of $0.2 million due to operating expenses;

(ii)	Decrease in fair value of our holdings in OPG of $0.1 million due to a decline in the price of OPG shares and foreign exchange translation; and

(iii)	Decrease in fair value of our holdings in Spectrum of $0.4 million due to a decline in operating performance.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Investments

During the three months ended March 31, 2014, we capitalized consulting expenses of $0.07 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.04 million in respect of our €1.2 million [$1.5 million] in OPG notes.

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds.

On May 15, 2014, the Fund announced that it had adopted a Plan of Reorganization (also referred to hereinafter as the "Plan") within the meaning of Section 2(a)(33) of the 1940 Act.  Under the terms of the Plan, Equus intends to pursue a merger or consolidation with MVC Capital, Inc. ("MVC"), a BDC traded on the New York Stock Exchange, or a subsidiary of MVC, or one or more of MVC's portfolio companies (referred to in the Plan as a "Consolidation") within the next twelve months.  Absent Equus merging or consolidating with/into MVC, the present intention is for Equus to (i) consummate the Consolidation, (ii) terminate its election to be classified as a BDC, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sectors.

On May 14, 2014, a Share Exchange Agreement was entered into between MVC and Equus as a first step in the Plan, wherein MVC received 2,112,000 shares of the Fund in exchange for Equus receiving 395,839 shares of MVC.  The exchange was determined based on each company's respective net asset values per share, calculated as of May 12, 2014.  The number of MVC shares that were received by Equus is subject to adjustment following MVC's release of its Form 10-Q, which will include its published net asset value per share for the quarter ended April 30, 2014.  If a Consolidation has not occurred within one year from the date of the share exchange, MVC has the right, to the extent permitted by applicable law, to rescind the exchange, recover its shares that have been issued to Equus, and return to Equus the 2,112,000 shares issued by the Fund.  As part of the reorganization, MVC may also acquire additional Equus shares from time to time, either through Equus' direct sale to MVC of newly-issued shares from treasury (which would require the approval of a majority of Equus shareholders) or through the purchase of Equus shares from existing shareholders.

Table of Contents	27

Item  3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates with respect to investments in debt securities and outstanding debt payable, as well as changes in marketable equity security prices. In the future, in addition to our investment in OPG shares and the OPG Notes, we may invest in companies outside the United States, including in Europe and Asia, which would give rise to exposure to foreign currency value fluctuations. We do not use derivative financial instruments to mitigate any of these risks. The return on investments is generally not affected by foreign currency fluctuations.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 24.5% of the net asset value and 59.2% of our investments in portfolio company securities (at fair value) as of March 31, 2014. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Table of Contents	28

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

Table of Contents	29

Item 1A. Risk Factors

In addition to the various risks identified in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014, are the following:

If we reorganize as an operating company, we will likely not continue to qualify as a RIC under the Code.

On May 15, 2014, we announced that we had adopted a Plan of Reorganization (also referred to hereinafter as the “Plan”) within the meaning of Section 2(a)(33) of the 1940 Act.  The Plan contemplates the possible merger of the Fund with and into another BDC, or the restructuring of the Fund as an operating company no longer subject to the 1940 Act.  If we were to reorganize as an operating company, we may lose our status as a RIC.  If we fail to qualify as a RIC, we will be subject to corporate income tax, which would substantially reduce the amount of income we might otherwise distribute to our shareholders.  See “Subsequent Events” on page 27.

If we reorganize as an operating company, we will not continue to operate as a BDC.

We have elected to be classified as a BDC under the 1940 Act.  In connection with our announcement on May 15, 2014 to effect a Plan of Reorganization, if we effect a reorganization of the Fund into an operating company, we will seek to terminate our BDC classification.  If we were to terminate our election to be classified as a BDC and were still determined by the Securities and Exchange Commission to constitute an “investment company,” we would be subject to significantly greater regulatory requirements and constraints than under which we presently operate, the result of which would  have a material adverse effect on our results and financial condition.

If we reorganize as an operating company, we may not be able to utilize our capital losses.

As of March 31, 2014, we have incurred cumulative capital losses of $32.5 million, of which $15.6 million will begin expiring after 2017, with the remainder carried over indefinitely.  Pursuant to the Plan of Reorganization announced on May 15, 2014, we may reorganize as an operating company.  If we reorganize as an operating company, we may lose our ability to offset future income against our cumulative capital losses, including capital losses that would otherwise continue past 2017.  If we reorganized as an operating company and were unable to offset future income against these capital losses, the result could have a material adverse effect on our future operating results and our financial condition.

Other than the foregoing, there have been no material changes to the Fund’s risk factors from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Table of Contents	30

Item  6. Exhibits

3.	Articles of Incorporation and by-laws
(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]w

10.	Material Contracts.
(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]
(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]
(g)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014. [Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 15, 2014.]

31.	Rule 13a-14(a)/15d-14(a) Certifications
1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications
1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer

Table of Contents	31

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: May 15, 2014	/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

Table of Contents	32