Form 10-Q
period 2014-06-30
EQUUS TOTAL RETURN, INC.
filed 2014-08-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 14, 2014.

Table of Contents

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Table of Contents	2

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2014	December 31, 2013
	(Unaudited)
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $15,928 and $15,789 respectively)	$12,044	$11,105
Affiliate investments (cost at $350 and $350 respectively)	968	250
Non-affiliate investments (cost at $6,896 and $1,321 respectively)	7,202	2,149
Total investments in portfolio securities at fair value	20,214	13,504
Cash and cash equivalents	17,198	19,065
Restricted cash and temporary cash investments	—	15,150
Accounts receivable from investments	574	372
Accrued interest receivable	391	228
Accounts receivable and other	26	30
Total assets	38,403	48,349
Liabilities and net assets
Accounts payable and accrued liabilities	300	106
Accounts payable to related parties	62	26
Borrowing under margin account	—	15,000
Total liabilities	362	15,132

Commitments and contingencies

Net assets	$38,041	$33,217

Net assets consist of:
Common stock, par value	$13	$10
Capital in excess of par value	56,049	51,701
Undistributed net capital losses	(15,721)	(14,538)
Undistributed net capital gains	660	—
Unrealized depreciation of portfolio securities, net	(2,960)	(3,956)
Total net assets	$38,041	$33,217
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.00	$3.14

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Investment income:
Interest income (loss), net:
Control investments	$—	$(25)	$198	$(157)
Non-affiliate investments	64	40	122	76
Total interest income (loss)	64	15	320	(81)
Interest from temporary cash investments	—	—	—	—
Total investment income (loss)	64	15	320	(81)

Expenses:
Professional fees	237	391	528	659
Compensation expense	225	228	437	467
General and administrative expense	69	34	169	72
Director fees and expenses	161	144	257	246
Mailing, printing and other expenses	77	52	98	75
Taxes	8	3	14	8
Settlement expense	—	527	—	527
Total expenses	777	1,379	1,503	2,054

Net investment loss	(713)	(1,364)	(1,183)	(2,135)

Net realized gain (loss):
Non-affiliate investments	660	(1,795)	660	(1,795)
Net realized gain (loss)	660	(1,795)	660	(1,795)

Net unrealized depreciation of portfolio securities:
End of period	(2,960)	(16,000)	(2,960)	(16,000)
Beginning of period	(4,024)	(17,910)	(3,956)	(17,222)
Net change in unrealized depreciation of portfolio securities	1,064	1,910	996	1,222

Net increase (decrease) in net assets resulting from operations	$1,011	$(1,249)	$473	$(2,708)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.09	$(0.11)	$0.04	$(0.25)
Weighted average number of shares outstanding during period:
Basic and diluted	11,676	10,562	11,122	10,562

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended June 30,
(in thousands)	2014	2013
Net increase (decrease) in net assets resulting from operations	$473	$(2,708)
Shares issued for portfolio securities	4,351	—
Increase (decrease) in net assets	4,824	(2,708)
Net assets at beginning of period	33,217	32,875
Net assets at end of period	$38,041	$30,167

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$473	$(2,708)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net realized (gain) loss	(660)	1,795
Net change in unrealized depreciation of portfolio securities	(996)	(1,222)
Changes in operating assets and liabilities:
Purchase of portfolio securities	(647)	(169)
Net proceeds from dispositions of portfolio securities	62	—
Principal payments received from portfolio securities	—	9
Sales of temporary cash investments, net	15,149	—
Increase in accounts receivable from investments	(202)	(267)
Decrease in accounts receivable and other	4	—
Increase (decrease) in accrued interest receivable	(280)	112
Increase in accounts payable and accrued liabilities	194	24
Increase in accounts payable to related parties	36	43
Net cash (used in) provided by operating activities	13,133	(2,383)
Cash flows from financing activities:
Repayments under margin account	(15,000)	—
Net cash used in financing activities	(15,000)	—
Net decrease increase in cash and cash equivalents	(1,867)	(2,383)
Cash and cash equivalents at beginning of period	19,065	23,687

Cash and cash equivalents at end of period	$17,198	$21,304
Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$4,351	$—
Accrued interest or dividends exchanged for portfolio securities	$117	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$11	$8

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six months ended June 30,
	2014	2013
Investment income (loss)	$0.03	$(0.01)
Expenses	(0.14)	(0.19)
Net investment loss	(0.11)	(0.20)

Net realized gain (loss)	0.06	(0.17)
Net change in unrealized depreciation of portfolio securities	0.09	0.12
Net increase (decrease) in net assets resulting from operations	0.04	(0.25)
Capital transactions:
Shares issued for portfolio securities	0.39	—
Dilutive effect of shares issued	(0.57)	—
Decrease in net assets resulting from capital transactions	(0.18)	—
Net decrease in net assets	(0.14)	(0.25)
Net assets at beginning of period	3.14	3.11
Net assets at end of period, basic and diluted	$3.00	$2.86
Weighted average number of shares outstanding during period,
in thousands (basic and diluted)	11,122	10,562
Market price per share:
Beginning of period	$1.92	$2.36
End of period	$2.48	$1.91
Selected information and ratios:
Ratio of expenses to average net assets	4.56%	6.52%
Ratio of net investment loss to average net assets	(3.58%)	(6.77%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	1.30%	(8.59%)
Total return on market price (1)	29.17%	(19.07%)

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

Table of Contents	7

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,800
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	216
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory note due 11/11 (2)	$3,028	3,028	3,028
					5,878	3,028
Total Control Investments: Majority-owned (represents 59.6% of total investments at fair value)					$15,928	$12,044
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$968
Total Affiliate Investments (represents 4.8% of total investments at fair value)					$350	$968
Non-Affiliate Investments (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	395,839 shares of common stock (1.7%) (5)		$5,584	$5,126
Orco Property Group Paris, France	Real estate	April 2011	10% promissory note due 2/18 (2)	$812	812	1,576
Security Monitor Holding, LLC Boston, MA	Business products and services	November 2013	14% promissory note due 6/14 (2)	500	500	500
Total Non-Affiliate Investments (represents 35.6% of total investments at fair value)					$6,896	$7,202
Total Investment in Portfolio Securities					$23,174	$20,214

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Pursuant to a Share Exchange Agreement between the Fund and MVC dated May 14, 2014, MVC has the right to rescind the Agreement and cancel the Share Exchange if Equus does not complete a “reorganization” (as defined under Section 2(a)(33) of the 1940 Act) within 12 months of the date of the Agreement.

The accompanying notes are an integral part of these financial statements.

Table of Contents	8

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

Except for our holding of notes issued by Orco Property Group S.A. (“OPG”) and shares of MVC Capital, Inc. (“MVC”), substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 or other relevant foreign regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2014, except for our holdings in OPG and MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 64.4% of the total value of the investments in portfolio securities as of June 30, 2014.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2014 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$12,900	$9,016	23.7%
Secured and subordinated debt	4,340	5,104	13.4%
Common stock	5,934	6,094	16.0%
Total	$23,174	$20,214	53.1%

Interest payments are being received and/or accrued on notes with a fair value of $2.1 million, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $3.0 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2014 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$8,800	23.1%
Financial services	5,126	13.5%
Business products and services	3,528	9.3%
Real estate	1,576	4.1%
Shipping products and services	968	2.5%
Media	216	0.6%
Total	$20,214	53.1%

The accompanying notes are an integral part of these financial statements.

Table of Contents	9

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	216
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory note due 11/11 (2)	$2,889	2,889	2,889
					5,739	2,889
Total Control Investments: Majority-owned (represents 39.0% of total investments at fair value)					$15,789	$11,105
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$250
Total Affiliate Investments (represents 0.9% of total investments at fair value)					$350	$250
Non-Affiliate Investments (less than 5% owned):
Orco Property Group Paris, France	Real estate	April 2011	73,666 shares common stock		$125	$169
			10% promissory note due 2/18 (2)	$696	696	1,480
					821	1,649
Security Monitor Holdings, LLC Boston, MA	Business products and services	November 2013	14% promissory note due 5/14 (2)	500	500	500
Total Non-Affiliate Investments (represents 7.5% of total investments at fair value)					$1,321	$2,149
Total Investment in Portfolio Securities					$17,460	13,504
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2013	U.S. Treasury Bill 0% 2/14	15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 52.6% of total investments at fair value)					$15,000	$15,000
Total Investments					$32,460	$28,504

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

Table of Contents	10

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2013

(in thousands, except share data)

Except for our holding of notes and ordinary shares of OPG, substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 or other relevant foreign regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

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

JUNE 30, 2014

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”).

Table of Contents	12

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through June 30, 2015. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents—As of June 30, 2014, we had cash and cash equivalents of $17.2 million. We had $20.2 million of our net assets of $38.0 million invested in portfolio securities.

As of December 31, 2013, we had cash and cash equivalents of $19.1 million. We had $13.5 million of our net assets of $33.2 million invested in portfolio securities. We also had $15.2 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the percentage of qualifying investments applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2014 and we subsequently repaid this margin loan. The margin interest was paid on January 22, 2014.

Dividends— We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—As of June 30, 2014, we had no outstanding commitments to our portfolio company investments.

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

We had no RIC borrowings or restricted cash as of June 30, 2014.

As of December 31, 2013, we borrowed $15.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.2 million. The U.S. Treasury bills were sold on January 2, 2014 and the total amount borrowed was repaid at that time. The margin interest was paid on January 22, 2014.

Certain Risks and Uncertainties— Economic conditions since 2008 and resulting market dislocations have resulted in a significant decline in the availability of debt and equity for smaller and medium-sized enterprises. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first six months of 2014, the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2014 operating requirements.

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These securities represented 14.0% and 11.0% of our investments in portfolio securities as of June 30, 2014 and December 31, 2013, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

During the first twelve months after an investment is made, the original investment value is utilized to determine the fair value unless significant developments have occurred during this twelve month period which would indicate a material effect on the portfolio company (such as results of operations, changes in general market conditions, or a default by the issuer). After the twelve month period, or if material events have occurred within the twelve month period, we consider a two-step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, we consider three different valuation approaches: a market approach, an income approach, and an asset approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the company. We allocate value to these securities based on their relative priorities. For equity securities such as warrants, we may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $15.1 million and $13.3 million as of June 30, 2014 and December 31, 2013, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of June 30, 2014, one of our portfolio investments, 395,839 common shares of MVC was publicly listed on the NYSE and our holding of €1,200,790 [$1.5 million] in 6-year notes of OPG was publicly listed on the Luxembourg Stock Exchange. As of December 31, 2013, the 73,666 ordinary shares of OPG were publicly listed on the NYSE Euronext Paris Exchange, and our holding of €1,200,790 [$1.5 million] in 6-year OPG Notes was listed on the Luxembourg Stock Exchange. On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million. However, during the six months ended June 30, 2014 and the year ended December 31, 2013, there had been no significant trading activity in the OPG Notes.

We adjust our net asset value for the changes in the value of our publicly held securities, if applicable, and material changes in the value of private securities, generally determined on a quarterly basis or as announced in a press release, and reports those amounts to Lipper Analytical Services, Inc. Our net asset value appears in various publications, including Barron’s and The Wall Street Journal.

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

Table of Contents	15

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

Payment in Kind Interest (PIK)—We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and record it as interest income. To maintain our status as a RIC, we may be required to pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe Texas state income tax for the year ended December 31, 2013.

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

As of June 30, 2014, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations (unaudited):

	Fair Value Measurements as of June 30, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$12,044	$—	$—	$12,044
Affiliate investments	968	—	—	968
Non-affiliate investments	7,202	—	5,126	2,076
Total investments	$20,214	$—	$5,126	$15,088

As of December 31, 2013, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical l Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$11,105	$—	$—	$11,105
Affiliate investments	250	—	—	250
Non-affiliate investments	2,149	169	—	1,980
Total investments	13,504	169	—	13,335
Temporary cash investments	15,150	15,150	—	—
Total investments and temporary cash investments	$28,654	$15,319	$—	$13,335

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors (unaudited):

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2013	$11,105	$250	$1,980	$13,335
Realized losses	—	—	(63)	(63)
Change in unrealized appreciation (depreciation)	800	718	(21)	1,497
Purchases of portfolio securities	139	—	117	256
Proceeds from sales/dispositions	—	—	63	63
Fair value as of June 30, 2014 (unaudited)	$12,044	$968	$2,076	$15,088

Table of Contents	17

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors (unaudited):

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2012	$7,419	$150	$1,425	$8,994
Realized losses	—	—	(1,795)	(1,795)
Change in unrealized appreciation (depreciation)	(531)	—	1,777	1,246
Purchases of portfolio securities	169	—	—	169
Proceeds from sales/dispositions	—	—	(9)	(9)
Fair value as of June 30, 2013 (unaudited)	$7,057	$150	$1,398	$8,605

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

The following table summarizes the significant observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of June 30, 2014 (unaudited):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$5,104	Yield analysis	Market interest rate	2.5%	10.5%
		Yield analysis	Discount for lack of marketability	2.5%	12.0%
		Yield analysis	Discount for lack of marketability	7.2%	25%
		Yield analysis	Control premium	12%	171%
		New transaction	Discount	0%	100%

Common stock	968	Income/market approach	Market multiple/discount for lack of marketability/control premium	0%	100%

		Asset approach	Recovery rate	0%	100%
Limited liability company investments	9,016	Income/market approach	Reserve adjustment factors	75%	100%

	$15,088
Table of Contents	18

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

In 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $37,500 for each of the six months ended June 30, 2014 and 2013.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered.

(5)	Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

(6)	Portfolio Securities

On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million.

During the six months ended June, 2014, we capitalized legal and consulting expenses of $0.1 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.04 million in cash and $0.1 million in the form of PIK’d interest in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 shares of the Fund’s common stock in exchange for 395,839 shares of MVC. (see Plan of Reorganization below).

During the six months ended June, 2014, we realized net capital gains of $0.7 million related to our Share Exchange with MVC (see Plan of Reorganization below).

Net unrealized depreciation on investments decreased $1.0 million during the six months ended June 30, 2014, to a net unrealized depreciation of $3.0 million. Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Increase in fair value of our holding in Equus Energy, LLC of $0.8 million due to an increase in comparable transactions for mineral leases, continued improved economic conditions, industry outlook, pricing assumptions, as well as additional proved reserves from new drilling and recompletion activities.

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth.

(iii)	Decrease in fair value of our shareholding in MVC of $0.4 million due to a difference between our cost basis in the MVC shares and the closing trading price of the MVC shares on June 30, 2014. Our cost basis included the closing trading price of the shares on May 14, 2014 (the closing date of the Share Exchange) as well as capitalized transaction costs of $0.5 million incurred in connection with the Share Exchange.

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

Table of Contents	19

Net unrealized depreciation on investments decreased to $16.0 million during the six months ended June 30, 2013, from a net unrealized depreciation of $17.2 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of our holding in Equus Energy, LLC of $0.1 million due to operating expenses.

(ii)	Decrease in fair value of our holdings in Spectrum Management, LLC of $0.3 million due to a decline in operating performance and $0.2 million in capitalized legal and consulting expenses.

(iii)	Transfer of unrealized loss to realized loss of our holding in The Bradshaw Group (“Bradshaw”) of $1.8 million upon the asset sale of the investment.

(7)	Plan of Reorganization - Share Exchange with MVC Capital

On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act. As a first step to consummating the reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. The number of MVC shares received by Equus represents approximately 1.73% of MVC’s total outstanding shares of common stock.

Our shares were issued at the EQS closing stock price on May 14, 2014. The investment in MVC was recorded at MVC’s closing stock price on the same date. This transaction resulted in a realized gain of $0.7 million.

Pursuant to the terms of a Share Exchange Agreement, dated May 14, 2014, entered into by Equus and MVC which memorialized the Exchange, we intend to finalize the reorganization by pursuing a merger or consolidation with MVC, or a subsidiary of MVC, or one or more of MVC’s portfolio companies (the “Consolidation”). Absent Equus merging or consolidating with/into MVC, our current intention is for Equus to (i) consummate the Consolidation, (ii) terminate its election to be classified as a business development company under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector.

(8)	Equus Energy, LLC

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 132 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 21,620 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 40 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is working with Chevron in a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Two recompletions in the Conger Field have been effected since the closing date of the acquisition of the working interests and a third recompletion is planned during the third quarter of 2014, with additional recompletions anticipated for the remainder of 2014 and beyond. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (appx. 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

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

Table of Contents	20

Below is summarized consolidated financial information for Equus Energy as of June 30, 2014 and December 31, 2013 and for the three and  six months ended June, 2014 and 2013, respectively, (in thousands).

EQUUS ENERGY LLC
BALANCE SHEETS
(Unaudited)
	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$427	$486
Accounts receivable	208	288
Prepaid expenses	92	—
Total current assets	727	774
Oil and gas properties	7,801	7,700
Less: accumulated depletion, depreciation and amortization	(1,475)	(983)
Net oil and gas properties	6,326	6,717
Other non-current investment	178	—
Total assets	$7,231	$7,491
Liabilities and members' capital
Current liabilities:
Accounts payable and other	$109	$324
Due to affiliate	566	364
Total current liabilities	675	688
Asset retirement obligations	181	178
Total liabilities	856	866
Members' capital
Total members' capital	6,375	6,625
Total liabilities and members' capital	$7,231	$7,491

Table of Contents	21

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

EQUUS ENERGY, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Operating revenue	$532	$601	$1,072	$1,206

Operating expenses
Direct operating expenses	261	324	596	652
Depletion, depreciation, amortization and accretion	298	195	494	518
General and administrative	80	(28)	232	159
Total operating expenses	640	491	1,322	1,328

Operating income (loss) before income tax expense	(108)	110	(250)	(122)
Income tax	—	8	—	8
Net income (loss)	$(108)	$102	$(250)	$(130)

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation and amortization expense for the Company’s oil and gas properties totaled $0.3 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

Table of Contents	22

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of June 30, 2014, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company did not recognize an impairment loss on their oil and gas properties during the six months ended June 30, 2014 and 2013.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting there were no subsequent events.

Table of Contents	23

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

Plan of Reorganization

On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act. As a first step to consummating the reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. The number of MVC shares received by Equus represents approximately 1.73% of MVC’s total outstanding shares of common stock. The number of Equus shares sold to MVC pursuant to the Share Exchange represents approximately 16.7% of our issued and outstanding shares of common stock at June 30, 2014.

Pursuant to the terms of a Share Exchange Agreement, dated May 14, 2014, entered into by Equus and MVC which memorialized the Exchange, we intend to finalize the reorganization by pursuing a merger or consolidation with MVC, or a subsidiary of MVC, or one or more of MVC’s portfolio companies (the “Consolidation”). Absent Equus merging or consolidating with/into MVC, our current intention is for Equus to (i) consummate the Consolidation, (ii) terminate its election to be classified as a business development company under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector.

Table of Contents	24

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These types of securities represented 14.0% and 11.0% of our investments in portfolio securities as of June 30, 2014 and December 31, 2013, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Table of Contents	25

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $15.1 million and $13.3 million as of June 30, 2014 and December 31, 2013, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of June 30, 2014, one of our portfolio investments, 395,839 common shares of MVC was publicly listed on the NYSE and our holding of €1,200,790 [$1.5 million] in 6-year Orco Property Group, S.A. (“OPG”) Notes was publicly listed on the Luxembourg Stock Exchange. As of December 31, 2013, the 73,666 ordinary shares of OPG were publicly listed on the NYSE Euronext Paris Exchange, and our holding of €1,200,790 [$1.5 million] in 6-year OPG Notes was listed on the Luxembourg Stock Exchange. On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million. However, during the six months ended June 30, 2014 and year the ended December 31, 2013, there had been no significant trading activity in the OPG Notes.

We adjust our net asset value for the changes in the value of our publicly held securities, if applicable, and material changes in the value of private securities, generally determined on a quarterly basis or as announced in a press release, and reports those amounts to Lipper Analytical Services, Inc. Our net asset value appears in various publications, including Barron’s and The Wall Street Journal.

Federal Income Taxes

On May 15, 2014, we announced that we had adopted a Plan of Reorganization, which may involve the transformation of the Fund into an operating company, which will likely result in the loss of our status as a RIC for Federal income tax purposes. However, if we do not effect a transformation of the Fund into an operating company, we intend to comply with the requirements of the Internal Revenue Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2013, we had a capital loss carry-forward of $32.5 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Internal Revenue Code. See Note 2 for further discussion of our RIC borrowings. See also “Subsequent Events” and “Risk Factors” below.

Table of Contents	26

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

Payment in Kind Interest

We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and record it as interest income. To maintain the Fund’s status as a RIC, we may be required to pay out to our stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

Current Market Conditions

Overall economic conditions in the United States have improved, albeit marginally. However, the economic recovery has been hampered by slower growth and persistent high unemployment levels. The U.S. Bureau of Economic Analysis reported a decrease of 2.1% in real GDP during the first quarter of 2014 and an increase of 4.0% for the second quarter of 2014. The U.S. Congressional Budget Office is forecasting continued growth in 2014 (3.1%), with a projected unemployment rate exceeding 6.0% until 2017. The U.S. housing market has also largely recovered from its nadir of 2009. Nevertheless, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending.

Market conditions for business transactions including mergers and acquisitions and private equity investments improved significantly in 2013 compared with previous years, and has continued through the first half of 2014, as corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans. Private equity firms as a group enjoyed more success in 2013 in monetizing their investments through sales and public listings, and are looking to continue this trend throughout 2014.

During the second quarter of 2014, our net asset value decreased to $3.00 per share from $3.09 per share. As of June 30, 2014, the closing price of our common stock closed was $2.48, which is a discount of approximately 17.4% to our net asset value.

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

Table of Contents	27

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

Results of Operations

Investment Income and Expense

Net investment gain (loss) was $0.7 million and ($1.4) million for the three months ended June 30, 2014 and 2013, respectively and $1.2 million and $2.1 million for the six months ended June 30, 2014 and, 2013, respectively. The decrease in net investment loss generated at June 30, 2014 compared to June 30, 2013 is due primarily to increase in total investment income and a decrease in settlement expense.

Total investment income (loss) from portfolio securities was $0.06 million and $0.01 million for the three months ended June 30, 2014 and 2013, respectively, and $0.3 million and ($0.1) million for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily due to the increase in income producing investments, along with the impairment of accrued interest receivable of Spectrum Management, LLC at June 30, 2013.

Excluding the $0.5 million in settlement expense that was incurred at June 30, 2013, total expenses were relatively unchanged for the three months and six months ended June 30, 2014 and June 30, 2013, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million.

During the six months ended June, 2014, we capitalized legal and consulting expenses of $0.1 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.04 million in cash and $0.1 million in the form of PIK’d interest in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 shares of the Fund’s common stock in exchange for 395,839 shares of MVC. (see Plan of Reorganization below).

During the six months ended June, 2014, we realized net capital gains of $0.7 million related to our Share Exchange with MVC (see Plan of Reorganization below).

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

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased $1.0 million during the six months ended June 30, 2014, to a net unrealized depreciation of $3.0 million. Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Increase in fair value of our holding in Equus Energy, LLC of $0.8 million due to an increase in comparable transactions for mineral leases, continued improved economic conditions, industry outlook, pricing assumptions, as well as additional proved reserves from new drilling and recompletion activities.

Table of Contents	28

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth.

(iii)	Decrease in fair value of our shareholding in MVC of $0.4 million due to a difference between our cost basis in the MVC shares and the closing trading price of the MVC shares on June 30, 2014. Our cost basis included the closing trading price of the shares on May 14, 2014 (the closing date of the Share Exchange) as well as capitalized transaction costs of $0.5 million incurred in connection with the Share Exchange.

Net unrealized depreciation on investments decreased to $16.0 million during the six months ended June 30, 2013, from a net unrealized depreciation of $17.2 million.  Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of our holding in Equus Energy, LLC of $0.1 million due to operating expenses.

(ii)	Decrease in fair value of our holdings in Spectrum Management, LLC of $0.3 million due to a decline in operating performance and $0.2 million in capitalized legal and consulting expenses.

(iii)	Transfer of unrealized loss to realized loss of our holding in The Bradshaw Group (“Bradshaw”) of $1.8 million upon the asset sale of the investment.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Securities

During the six months ended June 30, 2013, we capitalized legal and consulting expenses of $0.2 million relating to Spectrum Management, LLC. We also received a semi-annual interest payment of $0.03 million and a 5.75% partial principal repayment of $0.01 million in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 shares of the Fund’s common stock in exchange for 395,839 shares of MVC (see Plan of Reorganization above).

During the six months ended June 30, 2013, we capitalized legal and consulting expenses of $0.2 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.03 million and a 5.75% partial principal repayment of $9,000 in respect of our €1.2 million [$1.5 million] in OPG notes.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting that there were no subsequent events.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 23.1% of the net asset value and 43.5% of our investments in portfolio company securities (at fair value) as of June 30, 2014. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Atrium and Champion recently disclosed damages in the range of $5.8 to $6.0 million. The claimed damages include a $2.0 million fine paid to ICE, fees and costs incurred in responding to ICE’s investigation, and additional labor charges allegedly incurred by Atrium and Champion to comply with federal law in their hiring practices.

Table of Contents	30

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

On May 15, 2014, we announced that we had adopted a Plan of Reorganization (also referred to hereinafter as the “Plan”) within the meaning of Section 2(a)(33) of the 1940 Act. The Plan contemplates the possible merger of the Fund with and into another BDC, or the restructuring of the Fund as an operating company no longer subject to the 1940 Act. If we were to reorganize as an operating company, we may lose our status as a RIC. If we fail to qualify as a RIC, we will be subject to corporate income tax, which would substantially reduce the amount of income we might otherwise distribute to our shareholders. See “Plan of Reorganization” on page above.

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

Table of Contents	31

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

Table of Contents	32

Item 6. Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on June 30, 2014.]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(g)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014. [Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 15, 2014.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

Table of Contents	33

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: August 14, 2014

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

Table of Contents	34