Form 10-Q
period 2014-09-30
EQUUS TOTAL RETURN, INC.
filed 2014-11-13
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File Number 814-00098

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Louisiana St., 48th Floor Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Eight Greenway Plaza, Suite 930, Houston Texas 77046

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 13, 2014.

Table of Contents

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Table of Contents	2

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2014	December 31, 2013
	(Unaudited)
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $15,993 and $15,789 respectively)	$13,043	$11,105
Affiliate investments (cost at $350 and $350 respectively)	960	250
Non-affiliate investments (cost at $6,956 and $1,321 respectively)	6,332	2,149
Total investments in portfolio securities at fair value	20,335	13,504
Cash and cash equivalents	16,465	19,065
Restricted cash and temporary cash investments	—	15,150
Accounts receivable from investments	588	372
Accrued interest receivable	405	228
Accounts receivable and other	26	30
Total assets	37,819	48,349
Liabilities and net assets
Accounts payable and accrued liabilities	180	106
Accounts payable to related parties	35	26
Borrowing under margin account	—	15,000
Total liabilities	215	15,132

Commitments and contingencies

Net assets	$37,604	$33,217

Net assets consist of:
Common stock, par value	$13	$10
Capital in excess of par value	56,049	51,701
Undistributed net investment losses	(16,154)	(14,538)
Undistributed net capital gains	660	—
Unrealized depreciation of portfolio securities, net	(2,964)	(3,956)
Total net assets	$37,604	$33,217
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.97	$3.14

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Investment income:
Interest and dividend income (loss), net:
Control investments	$—	$(9)	$198	$(166)
Non-affiliate investments	109	43	231	119
Total interest and dividend income (loss)	109	34	429	(47)
Interest from temporary cash investments	—	—	—	—
Total investment income (loss)	109	34	429	(47)

Expenses:
Professional fees	215	227	743	886
Compensation expense	209	201	646	668
Director fees and expenses	66	104	323	350
General and administrative expense	29	29	198	101
Mailing, printing and other expenses	20	60	118	135
Taxes	3	3	17	11
Settlement expense	—	—	—	527
Total expenses	542	624	2,045	2,678

Net investment loss	(433)	(590)	(1,616)	(2,725)

Net realized gain (loss):
Non-affiliate investments	—	—	660	(1,795)
Net realized gain (loss)	—	—	660	(1,795)

Net unrealized depreciation of portfolio securities:
End of period	(2,964)	(16,204)	(2,964)	(16,204)
Beginning of period	(2,960)	(16,000)	(3,956)	(17,222)
Net change in unrealized depreciation of portfolio securities	(4)	(204)	992	1,018

Net increase (decrease) in net assets resulting from operations	$(437)	$(794)	$36	$(3,502)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.03)	$(0.08)	$0.00	$(0.33)
Weighted average number of shares outstanding during the period:
Basic and diluted	12,537	10,562	11,645	10,562

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2014	2013

Net increase (decrease) in net assets resulting from operations	$36	$(3,502)
Capital share transactions:
Shares issued for portfolio securities	4,351	—
Net increase in net assets resulting from capital share transactions	4,351	—
Increase (decrease) in net assets	4,387	(3,502)
Net assets at beginning of period	33,217	32,875
Net assets at end of period	$37,604	$29,373

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$36	$(3,502)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net realized (gain) loss	(660)	1,795
Net change in unrealized depreciation of portfolio securities	(992)	(1,018)
Changes in operating assets and liabilities:
Purchase of portfolio securities	(730)	(238)
Net proceeds from dispositions of portfolio securities	62	—
Principal payments received from portfolio securities	11	9
Sales of temporary cash investments, net	15,149	—
Increase in accounts receivable from investments	(216)	(318)
(Increase) decrease in accrued interest receivable	(347)	118
Decrease in accounts receivable and other	4	2
Increase (decrease) in accounts payable and accrued liabilities	74	(121)
Increase (decrease) in accounts payable to related parties	9	(166)
Net cash provided by (used in) operating activities	12,400	(3,439)
Cash flows from financing activities:
Repayments under margin account	(15,000)	—
Net cash used in financing activities	(15,000)	—
Net decrease increase in cash and cash equivalents	(2,600)	(3,439)
Cash and cash equivalents at beginning of period	19,065	23,687

Cash and cash equivalents at end of period	$16,465	$20,248
Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$4,351	$—
Accrued interest or dividends exchanged for portfolio securities	$170	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$17	$11

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended September 30,
	2014	2013

Investment income (loss)	$0.04	$(0.01)
Expenses	(0.19)	0.25
Net investment loss	(0.15)	(0.26)

Net realized gain (loss)	0.06	(0.17)
Net change in unrealized depreciation of portfolio securities	0.09	0.10
Net increase (decrease) in net assets resulting from operations	(0.00)	(0.33)
Capital transactions:
Shares issued for portfolio securities	0.37	—
Dilutive effect of shares issued	(0.54)	—
Decrease in net assets resulting from capital transactions	(0.17)	—
Net decrease in net assets	(0.17)	(0.33)
Net assets at beginning of period	3.14	3.11
Net assets at end of period, basic and diluted	$2.97	$2.78
Weighted average number of shares outstanding during period,
in thousands (basic and diluted)	11,645	10,562
Market price per share:
Beginning of period	$1.92	$2.36
End of period	$2.21	$1.89
Selected information and ratios:
Ratio of expenses to average net assets	5.78%	8.60%
Ratio of net investment loss to average net assets	(4.56%)	(8.76%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	0.10%	(11.25%)
Total return on market price (1)	15.10%	(19.92%)

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

Table of Contents	7

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$9,800
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	215
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory note due 11/11 (2)	$3,093	3,093	3,028
					5,943	3,028
Total Control Investments: Majority-owned (represents 64.2% of total investments at fair value)					$15,993	$13,043
Affiliate Investments (4):
PalletOne, Inc Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$960
Total Affiliate Investments (represents 4.7% of total investments at fair value)					$350	$960
Non-Affiliate Investments (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	400,147 shares of common stock (1.7%) (5)		$5,652	$4,306
Orco Property Group Paris, France	Real estate	April 2011	10% promissory note due 2/18 (2)(6)	$804	804	1,526
Security Monitor Holdings, LLC Boston, MA	Business products and services	November 2013	14% promissory note due 6/14 (2)	500	500	500
Total Non-Affiliate Investments (represents 31.1% of total investments at fair value)					$6,956	$6,332
Total Investment in Portfolio Securities					$23,299	$20,335

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Pursuant to a Share Exchange Agreement between the Fund and MVC dated May 14, 2014, MVC has the right to rescind the Agreement and cancel the Share Exchange if Equus does not complete a “reorganization” (as defined under Section 2(a)(33) of the 1940 Act) within 12 months of the date of the Agreement.
(6)	In October 2014, the terms of these notes were amended to provide, among other changes, an extension of the maturity date to October 2019, and a reduction in the interest rate applicable to the notes from a combination of 5% cash and 5% payment-in-kind securities, to 7% in cash. See subsequent events.

The accompanying notes are an integral part of these financial statements.

Table of Contents	8

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2014

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

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2014, except for our holdings in OPG and shares of MVC Capital, Inc. (“MVC”), all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 64.1% of the total value of the investments in portfolio securities as of September 30, 2014.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2014 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$12,900	$10,015	26.6%
Secured and subordinated debt	4,397	5,054	13.5%
Common stock	6,002	5,266	14.0%
Total	$23,299	$20,335	54.1%

Interest payments are being received and/or accrued on notes with a fair value of $2.0 million, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $3.0 million.

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2014 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$9,800	26.1%
Financial services	4,306	11.4%
Business products and services	3,528	9.4%
Real estate	1,526	4.1%
Shipping products and services	960	2.5%
Media	215	0.6%
Total	$20,335	54.1%

The accompanying notes are an integral part of these financial statements.

Table of Contents	9

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	216
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory note due 11/11 (2)	$2,889	2,889	2,889
					5,739	2,889
Total Control Investments: Majority-owned (represents 39.0% of total investments at fair value)					$15,789	$11,105
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$250
Total Affiliate Investments (represents 0.9% of total investments at fair value)					$350	$250
Non-Affiliate Investments (less than 5% owned):
Orco Property Group Paris, France	Real estate	April 2011	73,666 shares common stock		$125	$169
			10% promissory note due 2/18 (2)	$696	696	1,480
					821	1,649
Security Monitor Holdings, LLC Boston, MA	Business products and services	November 2013	14% promissory note due 5/14 (2)	500	500	500
Total Non-Affiliate Investments (represents 7.5% of total investments at fair value)					$1,321	$2,149
Total Investment in Portfolio Securities					$17,460	$13,504
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2013	U.S. Treasury Bill 0% 2/14	15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 52.6% of total investments at fair value)					$15,000	$15,000
Total Investments					$32,460	$28,504

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

Table of Contents	10

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

SEPTEMBER 30, 2014

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

Basis of Presentation—In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Our interim unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Securities Exchange Act of 1934, as amended. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of these interim financial statements.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”).

Table of Contents	12

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through September 30, 2015. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents—As of September 30, 2014, we had cash and cash equivalents of $16.5 million. We had $20.3 million of our net assets of $37.6 million invested in portfolio securities.

As of December 31, 2013, we had cash and cash equivalents of $19.1 million. We had $13.5 million of our net assets of $33.2 million invested in portfolio securities. We also had $15.2 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the percentage of qualifying investments applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2014 and we subsequently repaid this margin loan. The margin loan and interest was paid on January 22, 2014.

Dividends— We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—As of September 30, 2014, we had no outstanding commitments to our portfolio company investments.

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

We had no RIC borrowings or restricted cash as of September 30, 2014.

As of December 31, 2013, we borrowed $15.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.2 million. The U.S. Treasury bills were sold on January 2, 2014 and the total amount borrowed was repaid at that time. The margin loan and interest was paid on January 22, 2014.

Certain Risks and Uncertainties— Economic conditions since 2008 and resulting market dislocations have resulted in a significant decline in the availability of debt and equity for smaller and medium-sized enterprises. Generally, the limited amount of available debt financing has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first nine months of 2014, the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2014 and 2015 operating requirements.

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These securities represented 7.5% and 11.0% of our investments in portfolio securities as of September 30, 2014 and December 31, 2013, respectively. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Table of Contents	14

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $16.0 million and $13.3 million as of September 30, 2014 and December 31, 2013, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of September 30, 2014, one of our portfolio investments, 400,147 common shares of MVC was publicly listed on the NYSE and our holding of €1,200,790 [$1.5 million] in OPG notes was publicly listed on the Luxembourg Stock Exchange. As of December 31, 2013, the 73,666 ordinary shares of OPG were publicly listed on the NYSE Euronext Paris Exchange, and our holding of €1,200,790 [$1.5 million] in Notes was listed on the Luxembourg Stock Exchange. On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million. However, during the nine months ended September 30, 2014 and the year ended December 31, 2013, there had been no significant trading activity in the OPG Notes.

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

As of September 30, 2014, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations (unaudited):

	Fair Value Measurements as of September 30, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$13,043	$—	$—	$13,043
Affiliate investments	960	—	—	960
Non-affiliate investments	6,332	4,306	—	2,026
Total investments	$20,335	$4,306	$—	$16,029

As of December 31, 2013, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$11,105	$—	$—	$11,105
Affiliate investments	250	—	—	250
Non-affiliate investments	2,149	169	—	1,980
Total investments	13,504	169	—	13,335
Temporary cash investments	15,000	15,000	—	—
Total investments and temporary cash investments	$28,504	$15,169	$—	$13,335

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors (unaudited):

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2013	$11,105	$250	$1,980	$13,335
Realized losses	—	—	(63)	(63)
Change in unrealized appreciation (depreciation)	1,734	710	(62)	2,382
Purchases of portfolio securities	204	—	117	321
Proceeds from sales/dispositions	—	—	54	54
Fair value as of September 30, 2014 (unaudited)	$13,043	$960	$2,026	$16,029

Table of Contents	17

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors (unaudited):

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2012	$7,419	$150	$1,425	$8,994
Realized losses	—	—	(1,795)	(1,795)
Change in unrealized appreciation (depreciation)	(810)	—	1,834	1,024
Purchases of portfolio securities	238	—	—	238
Proceeds from sales/dispositions	—	—	(9)	(9)
Fair value as of September 30, 2013 (unaudited)	$6,847	$150	$1,455	$8,452

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

The following table summarizes the significant observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of September 30, 2014 (unaudited):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$5,054	Yield analysis	Market interest rate	2.5%	10.5%
		Yield analysis	Discount for lack of marketability	2.5%	12.0%
		Yield analysis	Discount for lack of marketability	7.2%	25%
		Yield analysis	Control premium	12%	171%
		New transaction	Discount	0%	100%

Common stock	960	Income/Market approach	Market Multiple/Discount for lack of marketability/Control premium	0%	100%

		Asset approach	Recovery rate	0%	100%
Limited liability company investments	10,015	Income/Market approach	Reserve adjustment factors	75%	100%

	$16,029

Table of Contents	18

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

In 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $56,250 for each of the nine months ended September 30, 2014 and 2013.

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

During the nine months ended September 30, 2014, we capitalized legal and consulting expenses of $0.1 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.04 million in cash and $0.1 million in the form of payment-in-kind interest and a partial principal repayment of $0.01 million in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 shares of the Fund’s common stock in exchange for 395,839 shares of MVC. (see Plan of Reorganization below). On July 31, 2014, we received 4,308 shares ($53,438) of MVC in the form of a dividend payment.

During the nine months ended September 30, 2014, we realized net capital gains of $0.7 million related to our Share Exchange with MVC (see Plan of Reorganization below).

Net unrealized depreciation on investments decreased $1.0 million during the nine months ended September 30, 2014, to a net unrealized depreciation of $3.0 million. Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Increase in fair value of our holding in Equus Energy, LLC of $1.8 million due to an increase in comparable transactions for mineral leases, increased oil and gas production, as well as additional proved reserves from new drilling and recompletion activities.

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth.

(iii)

Decrease in fair value of our shareholding in MVC of $1.3 million due to a difference between our cost basis in the MVC shares and the closing trading price of the MVC shares on September 30, 2014. Our cost basis included the closing trading price of the shares on May 14, 2014 (the closing date of the Share Exchange) as well as capitalized transaction costs of $0.5 million incurred in connection with the Share Exchange.

(iv)	Decrease in fair value of our holding of OPG Notes of $0.1 million due to adverse changes in the USD-EUR exchange rate.

During the nine months ended September 30, 2013, we capitalized legal and consulting expenses of $0.2 million relating to Spectrum Management, LLC. We also received semi-annual interest payments totaling $0.07 million and a 5.75% partial principal repayment of $0.01 million in respect of our €1.2 million [$1.5 million] in OPG notes.

Table of Contents	19

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

(7)	Plan of Reorganization - Share Exchange with MVC Capital

On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act. As a first step to consummating the reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. The number of MVC shares received by Equus represents approximately 1.73% of MVC’s total outstanding shares of common stock. On July 31, 2014, we received 4,308 shares ($53,438) of MVC in the form of a dividend payment.

Our shares were issued at the EQS closing stock price on May 14, 2014. The investment in MVC was recorded at MVC’s closing stock price on the same date. This transaction resulted in a realized gain of $0.7 million on the transaction date.

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

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies within the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 132 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 21,620 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 40 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is working with Chevron in a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Three recompletions in the Conger Field have been effected since the closing date of the acquisition of the working interests, with additional recompletions anticipated during 2015 and beyond. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new

Table of Contents	20

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

Below is summarized consolidated financial information for Equus Energy as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, respectively, (in thousands).

EQUUS ENERGY, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$451	$486
Accounts receivable	235	288
Prepaid expenses/deposits	103	—
Total current assets	789	774

Oil and gas properties	8,042	7,700
Less: accumulated depletion, depreciation and amortization	(1,599)	(983)
Net oil and gas properties	6,443	6,717

Other non-current investment	193	—

Total assets	$7,425	$7,491

Liabilities and members capital

Current liabilities:
Accounts payable and other	$94	$324
Due to affiliate	581	364
Total current liabilities	675	688

Asset retirement obligations	182	178

Total liabilities	857	866

Members capital
Total members capital	6,568	6,625

Total liabilities and members capital	$7,425	$7,491

Table of Contents	21

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

EQUUS ENERGY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating revenue	$654	$552	$1,727	$1,758
Operating expenses
Direct operating expenses	245	232	841	884
Depletion, depreciation, amortization and accretion	125	240	620	757
General and administrative	91	265	323	424
Total operating expenses	461	737	1,784	2,065
Operating income (loss) before income tax expense	193	(185)	(57)	(307)
Income tax	—	14	—	22
Net income (loss)	$193	$(199)	$(57)	$(329)

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation and amortization expense for the Company’s oil and gas properties totaled $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively and $0.6 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2014, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company did not recognize an impairment loss on their oil and gas properties during the nine months ended September 30, 2014 and 2013.

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

Table of Contents	22

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

On October 9, 2014, holders of approximately 79.8% of €73,051,230 notes issued by OPG convened in Luxembourg to approve certain amendments to the OPG note terms, principally: (i) an extension of the maturity date from February 2018 to October 2019, (ii) a change in the interest rate payable in respect of the notes from a combination of 5% cash and 5% payment-in-kind, to 7% cash only, (iii) a change in the law governing the notes from Luxembourg to the United Kingdom, and (iv) the addition of a guarantee provided by CPI Property Group (formerly Orco Germany S.A.). Equus did not participate in or vote at the meeting of OPG noteholders. Of the noteholders present for the meeting, 100% approved the proposed amendments. Equus holds €1.2 million [$1.5 million] of these notes as of September 30, 2014.

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting there were no other subsequent events.

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

Table of Contents	23

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

Plan of Reorganization

On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act. As a first step to consummating the reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. The number of MVC shares received by Equus represents approximately 1.73% of MVC’s total outstanding shares of common stock. The number of Equus shares sold to MVC pursuant to the Share Exchange represents approximately 16.7% of our issued and outstanding shares of common stock at September 30, 2014. We incurred dilution of $0.11 per share as a result of the Share Exchange. On July 31, 2014, we received 4,308 shares ($53,438) of MVC in the form of a dividend payment.

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

Privately-held portfolio securities—The fair value of investments for which no market exists is determined on the basis of procedures established in good faith by our Board of Directors. As a general principle, the current “fair value” of an investment would be the amount we might reasonably expect to receive for it upon its current sale, in an orderly manner. Appraisal valuations are necessarily subjective and the estimated values arrived at by the Fund may differ materially from amounts actually received upon the disposition of portfolio securities. Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). These types of securities represented 7.5% and 11.0% of our investments in portfolio securities as of September 30, 2014 and

Table of Contents	24

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

Table of Contents	25

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $16.1 million and $13.3 million as of September 30, 2014 and December 31, 2013, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of September 30, 2014, one of our portfolio investments, 400,147 common shares of MVC was publicly listed on the NYSE and our holding of €1,200,790 [$1.5 million] in Orco Property Group S.A. (“OPG”) Notes was publicly listed on the Luxembourg Stock Exchange. As of December 31, 2013, the 73,666 ordinary shares of OPG were publicly listed on the NYSE Euronext Paris Exchange, and our holding of €1,200,790 [$1.5 million] in OPG Notes was listed on the Luxembourg Stock Exchange. On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million. However, during the nine months ended September 30, 2014 and year the ended December 31, 2013, there had been no significant trading activity in the OPG Notes.

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

Federal Income Taxes

On May 15, 2014, we announced that we had adopted a Plan of Reorganization, which may involve the transformation of the Fund into an operating company, which will likely result in the loss of our status as a RIC for Federal income tax purposes. However, if we do not effect a transformation of the Fund into an operating company, we intend to comply with the requirements of the Internal Revenue Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2013, we had a capital loss carry-forward of $32.5 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Internal Revenue Code. See Note 2 for further discussion of our RIC borrowings. See also “Risk Factors” below.

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

Current Market Conditions

Overall economic conditions in the United States have improved, albeit marginally, since the recession of 2008. Nevertheless, economic recovery has been hampered by slower growth and persistent high unemployment levels relative to the long term median. The U.S. Bureau of Economic Analysis reported a decrease of 2.1% in real GDP during the first quarter of 2014, and an increase of 4.6% and 3.5% for the second and third quarters, respectively, of 2014. The U.S. Congressional Budget Office has revised its 2014 growth forecast for the U.S. economy, down from 3.1% to 2.2% for the year, and a projected unemployment rate exceeding 6.0% until 2017. The U.S. housing market has largely recovered from its nadir of 2009. Nevertheless, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending. In addition, most of the world economy is slowing, with particular weakness in the Eurozone countries.

Table of Contents	26

Market conditions for business transactions including mergers and acquisitions and private equity investments improved significantly in 2013 compared with previous years, and has continued through the first nine months of 2014, as corporations have been deleveraging and are holding significant amounts of cash and many have begun to focus on acquisitions as part of future growth plans. Private equity firms as a group enjoyed more success in 2013 and 2014 in monetizing their investments through sales and public listings, but are also reportedly holding large amounts of cash reserves. Such conditions may have the effect of pushing up prices and commensurately bringing down returns in the near term.

During the third quarter of 2014, our net asset value decreased to $2.97 per share from $3.00 per share. As of September 30, 2014, the closing price of our common stock was $2.21, which is a discount of approximately 25.5% to our net asset value.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.4 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively and $1.6 million and $2.7 million for the nine months ended September 30, 2014 and, 2013, respectively. The decrease in net investment loss generated at September 30, 2014 compared to September 30, 2013 is due primarily to an increase in total investment income and a decrease in settlement expense.

Table of Contents	27

Total investment income (loss) from portfolio securities was $0.1 million and $0.03 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and ($0.05) million for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily due to the increase in income producing investments, along with the impairment of accrued interest receivable of Spectrum Management, LLC at September 30, 2013.

Excluding the $0.5 million in settlement expense that was incurred at June 30, 2013, total expenses were relatively unchanged for the three months and nine months ended September 30, 2014 and September 30, 2013, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2014, we realized net capital gains of $0.7 million related to our Share Exchange with MVC (see Plan of Reorganization above). On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million.

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

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Net unrealized depreciation on investments decreased $1.0 million during the nine months ended September 30, 2014, to a net unrealized depreciation of $3.0 million. Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Increase in fair value of our holding in Equus Energy, LLC of $1.8 million due to an increase in comparable transactions for mineral leases, increased oil and gas production, as well as additional proved reserves from new drilling and recompletion activities.

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth.

(iii)	Decrease in fair value of our shareholding in MVC of $1.3 million due to a difference between our cost basis in the MVC shares and the closing trading price of the MVC shares on September 30, 2014. Our cost basis included the closing trading price of the shares on May 14, 2014 (the closing date of the Share Exchange) as well as capitalized transaction costs of $0.5 million incurred in connection with the Share Exchange.

(iv)	Decrease in fair value of our holding of OPG Notes of $0.1 million due to adverse changes in the USD-EUR exchange rate.

Net unrealized depreciation on investments decreased to $16.2 million during the nine months ended September 30, 2013, from a net unrealized depreciation of $17.2 million. Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Decrease in fair value of Equus Energy, LLC of $0.3 million due to a net operating loss for the period equal to the amount of the decrease.

(ii)	Decrease in fair value of Spectrum Management, LLC of $0.3 million due to a decline in operating performance and $0.2 million in capitalized legal and consulting expenses.

(iii)	Transfer of unrealized loss to realized loss of The Bradshaw Group of $1.8 million in connection with Bradshaw’s sale of all of its assets.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Table of Contents	28

Portfolio Securities

During the nine months ended September 30, 2014, we capitalized legal and consulting expenses of $0.2 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.07 million in cash and $0.1 million in the form of payment-in-kind interest and a partial principal repayment of $0.01 million in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 shares of the Fund’s common stock in exchange for 395,839 shares of MVC. (see Plan of Reorganization above). On July 31, 2014, we received 53,438 shares of MVC in the form of a dividend payment.

During the nine months ended September 30, 2013, we capitalized legal and consulting expenses of $0.2 million relating to Spectrum Management, LLC. We also received semi-annual interest payments totaling $0.07 million and a 5.75% partial principal repayment of $0.01 million in respect of our €1.2 million [$1.5 million] in OPG notes.

Subsequent Events

On October 9, 2014, holders of approximately 79.8% of €73,051,230 notes issued by OPG convened in Luxembourg to approve certain amendments to the OPG note terms, principally: (i) an extension of the maturity date from February 2018 to October 2019, (ii) a change in the interest rate payable in respect of the notes from a combination of 5% cash and 5% payment-in-kind, to 7% cash only, (iii) a change in the law governing the notes from Luxembourg to the United Kingdom, and (iv) the addition of a guarantee provided by CPI Property Group (formerly Orco Germany S.A.). Equus did not participate in or vote at the meeting of OPG noteholders. Of the noteholders present for the meeting, 100% approved the proposed amendments. Equus holds €1.2 million [$1.5 million] of these notes as of September 30, 2014.

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting that there were no other subsequent events.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates with respect to investments in debt securities and outstanding debt payable, as well as changes in marketable equity security prices. In the future, in addition to our investment in the OPG notes, we may invest in companies outside the United States, including in Europe and Asia, which would give rise to exposure to foreign currency value fluctuations. We do not use derivative financial instruments to mitigate any of these risks. The return on investments is generally not affected by foreign currency fluctuations.

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

A major portion of our investment portfolio consists of debt and equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. A small portion of the investment portfolio could also consist of common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company, Equus Energy, LLC, and was 26.1% of the net asset value and 48.2% of our investments in portfolio company securities (at fair value) as of September 30, 2014. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

Table of Contents	29

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

More than five years after the closing of the sale of our Champion interest, Atrium filed suit in the District Court of Harris County, Texas against two former officers of Atrium’s subsidiary, Champion, alleging, amongst other matters, that the former officers breached their fiduciary duties to Champion by hiring undocumented workers. This action was commenced primarily as a result of an investigation by the U.S. Immigration and Customs Enforcement agency (“ICE”) into Atrium’s hiring practices. On March 12, 2012, to protect the Fund’s interests, we filed a Petition in Intervention in the State Court Action seeking a declaration from the Court that Equus did not owe any obligation to indemnify Atrium or Champion for any penalties, costs or fees associated with the investigation by ICE.

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

We filed an answer to Atrium and Champion’s claims on December 6, 2013. In our answer, we denied that we owed any indemnity obligations to Atrium or Champion and further denied that the Fund is in any way liable to Atrium or Champion. To the extent Atrium and Champion are able to establish a right to an indemnity, we will further contest the amount of the claimed indemnity, inasmuch as we believe (among other defenses) that the indemnity obligation can only exist, if at all, with respect to damages arising as a direct and proximate result of employees who were hired prior to the closing date of the 2006 sale of Champion and remained in continuous employment after the 2006 sale, and not to any employee who may have been hired in the six years after the sale. In the third quarter of 2014, the parties commenced discovery and depositions of various individuals connected to the litigation.

While we believe the Atrium claim is without merit and we intend to continue to vigorously dispute the claim, there is a reasonable possibility of an adverse ruling which may require the Fund to indemnify Atrium. If Equus is required to indemnify Atrium and Champion, we estimate that such indemnity obligation could vary from $1.0 million to $2.0 million, taking into account the SPA’s limitation of our indemnification obligation to our percentage ownership in Champion at the time of sale, which was 31.5% of Champion’s shares outstanding.

Table of Contents	30

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

On May 15, 2014, we announced that we had adopted a Plan of Reorganization (also referred to hereinafter as the “Plan”) within the meaning of Section 2(a)(33) of the 1940 Act. The Plan contemplates the possible merger of the Fund with and into another BDC, or the restructuring of the Fund as an operating company no longer subject to the 1940 Act. If we were to reorganize as an operating company, we may lose our status as a RIC. If we fail to qualify as a RIC, we will be subject to corporate income tax, which would substantially reduce the amount of income we might otherwise distribute to our shareholders (see “Plan of Reorganization” above).

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

Table of Contents	31

Our holdings in Equus Energy are subject to commodity price declines endemic to oil and gas companies.

The oil and gas business is fundamentally a commodity-based enterprise. The means that the operations and earnings of Equus Energy may be significantly affected by changes in prices of oil, gas and natural gas liquids. The prices of these products are also dependent upon local, regional and global events or conditions that affect supply and demand for the relevant commodity. In addition, the pricing of these commodities are highly dependent upon technological improvements in energy production and development, energy efficiency, and seasonal weather patterns. Moreover, as a worldwide commodity, the price of oil and natural gas is also influenced by changes in currency exchange rates, interest rates, and inflation. Equus Energy does not employ any hedging strategies in respect of its oil and gas holdings, and is therefore subject to price fluctuations resulting from these and other factors. During the quarter ended September 30, 2014, the West Texas Intermediate price per barrel of oil declined from $106.07 to $91.17 [source: YCharts], and has since declined significantly further. The operational results and financial condition of Equus Energy, as well as the economic attractiveness of future capital expenditures for new drilling and recompletions, may be materially adversely affected as a result of continued lower oil prices.

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

Date: November 13, 2014

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

Table of Contents	34