Form 10-K
period 2014-12-31
EQUUS TOTAL RETURN, INC.
filed 2015-03-30
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 814-00098

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Louisiana St. 48th Floor, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 529-0900

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $31,430,642 computed on the basis of $2.48 per share, closing price of the common stock on the New York Stock Exchange on June 30, 2014. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding as of March 30, 2015. The net asset value of a share of the Registrant as of December 31, 2014 was $2.86.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2015 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including bonds, subordinated debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies or smaller public companies in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management and board of directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

Equus is a closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur. Equus is also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986. As such, we are not required to pay corporate-level income tax on the Fund’s investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements. For a discussion of these requirements necessary to maintain our status as a BDC and as a RIC, please see “Business Development Company Requirements” and “Regulated Investment Company Tax Status,” respectively.

Our principal office is located at 700 Louisiana St., 48th Floor, Houston, Texas, 77002, and the telephone number is 1-888-358-7575. Our corporate website is located at www.equuscap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on The New York Stock Exchange under the ticker symbol “EQS”.

Significant Developments

Plan of Reorganization and Share Exchange with MVC Capital. On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act. As a first step to consummating the reorganization, we sold to MVC Capital, Inc. (“MVC”) 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock.

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the reorganization by pursuing a merger or consolidation with MVC, a subsidiary of MVC, or one or more of MVC’s portfolio companies (the “Consolidation”). Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) consummate the Consolidation with a portfolio company of MVC, (ii) terminate its election to be classified as a BDC under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector. Our original intention was to consummate the Consolidation within one year from the date of our announcement, although actual completion may require additional time.

Table of Contents	3

Disposals of Portfolio Investments. During 2014 and shortly thereafter, we disposed of the following portfolio investments:

•	On April 3, 2014, we sold our remaining 73,666 shares of Orco Property Group S.A. (“OPG”), wherein we received $61,867 in net cash proceeds;

•	On November 20, 2014, we received a payment in partial redemption of our notes issued by OPG (“OPG Notes”) in the amount of €209,706 [$261,077];

•	On January 6, 2015, we sold our interest in Spectrum Management, L.L.C. (“Spectrum”) in exchange for $3.0 million in cash and a 1-year secured subordinated 14% promissory note in the principal amount of $914,509;

•	On January 6, 2015, our debt investment in Security Monitor Holdings, LLC was repaid, wherein we received $582,833 in cash, which included the original principal amount of the debt and all interest, as accrued; and

•	On February 20, 2015, we sold our OPG Notes for €846,059 [$953,117] in net cash proceeds.

Our Board of Directors (sometimes referred to as the “Board”) and management of the Fund (“Management”) continue to believe that current market conditions and recent portfolio performance dictate the need to pursue a more active role in the management of remaining investments and to seek liquidity events at the appropriate time to protect and enhance shareholder value. These activities include continuous monitoring and intensive reviews of portfolio company performance and expectations, providing follow-on capital when necessary, exploration of liquidity events for certain portfolio companies to position the Fund to maximize investment returns, and actively pursuing suitable new investments for the Fund.

Investment Objective

To the extent we remain as a BDC and do not complete the Consolidation with MVC or one of its portfolio companies as described above, our investment objective is to maximize the total return to our stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of small and middle market capitalization companies that are generally not publicly traded at the time of our investment. As a result of our endeavors in the energy sector, we also seek to purchase working interests and revenue leasehold interests in oil and gas properties, although we remain open to exploring investment opportunities in a variety of other sectors, such as real estate. As we grow and develop the Fund, we intend to include investments in progressively larger enterprises.

Investment Strategy

Beginning in 2006, we implemented a revised investment strategy to attempt to strike a balance between the potential for gain and the risk of loss. With respect to capital appreciation, Equus is a “growth-at-reasonable-price” investor that seeks to identify and acquire securities that meet our criteria for selling at reasonable prices. We give priority to cash producing investments wherein we invest principally in debt or preferred equity financing with the objective of generating regular interest and dividend income back to the Fund. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. Given market conditions over the past several years and the performance of our portfolio, our Management and Board believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

Investment Criteria

Consistent with our investment objective and strategy, our Management evaluates prospective investments based upon the criteria set forth below. We may modify some or all of these criteria from time to time.

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

Table of Contents	4

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

Table of Contents	5

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

Our Management may engage independent, third-party valuation firms to conduct independent appraisals and review Management’s preliminary valuations of each privately-held investment in order to make their own independent assessment. Any third-party valuation data would be considered as one of many factors in a fair value determination. Management would then present its fair value recommendations to the Audit Committee of the Board of Directors for review. Following review and any adjustments required thereby, the Audit Committee would, in turn, recommend the fair values for all of the Fund’s portfolio investments to the Board of Directors for final approval.

Table of Contents	6

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

Properties

Our principal executive offices are located at 700 Louisiana St., 48th Floor, Houston, Texas 77002. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

Business Development Company Requirements

Qualifying Assets. As a BDC, we may not acquire any asset other than qualifying assets, as defined by the 1940 Act, unless, at the time the acquisition is made the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are the following:

•	Securities purchased in transactions not involving any public offering from an issuer that is an eligible portfolio company. An eligible portfolio company is any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a small business investment company wholly-owned by the BDC, and (c) either (i) (A) does not have any class of securities with respect to which a broker or dealer may extend margin credit, (B) is controlled by the BDC either singly or as part of a group and an affiliated person of the BDC is a member of the issuer’s board of directors, or (C) has total assets of not more than $4 million and capital and surplus of at least $2 million, or (ii) does not have any class of securities listed on a national securities exchange, unless the total market capitalization of such issuer does not exceed $250 million. Qualifying assets may also include follow-on investments in a company that was a particular type of eligible portfolio company at the time of the BDC’s initial investment, but subsequently did not meet the definition;

•	Securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

Table of Contents	7

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. Pursuant to the Plan of Reorganization announced on May 14, 2014, we intend to: (i) consummate a consolidation with MVC or one of its subsidiaries, (ii) terminate the Fund’s election to be classified as a BDC under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector. Any or all of these intended developments will require an affirmative vote of the holders of a majority of our outstanding voting securities (see Significant Developments−Plan of Reorganization above).

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

Regulated Investment Company Tax Status

We operate to qualify as a "RIC" under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). If we qualify as a RIC and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our stockholders. Taxable income generally differs from net income as defined by accounting principles generally accepted in the United States of America due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

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

Table of Contents	8

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

Certifications

In July 2014, we submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Table of Contents	9

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

Our net asset value is based on the value we assign to our portfolio investments. For investments that are not listed on a securities exchange or quotation medium, we determine the value of our investments in securities for which market quotations are not available as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Because of the inherent uncertainty of the valuation of portfolio securities that do not have readily ascertainable market values, our fair value determination may differ materially from the value that would have been used had a ready market existed for the securities. We determine the fair value of investments for which no market quotations are available based upon a methodology that we believe reaches a reasonable estimation of fair value. However, we do not necessarily apply multiple valuation metrics in reaching this determination and, in some cases, we do not obtain any third party valuations before reaching this determination. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of interest income recognition. Our net asset value could be affected materially if our determinations of the fair value of our investments differ significantly from values based on a ready market for these securities.

Table of Contents	10

We depend upon Management for our future investment success.

We depend upon the diligence and skill of our Management to select, structure, close and monitor our investments. Management is responsible for identifying, structuring, evaluating, monitoring, and disposing of our investments, and the services they collectively provide significantly impact our results of operations. Our future success will depend to a significant extent on the continued service and coordination of Management. Our success will depend on our ability to retain our existing Management and to recruit additional other highly qualified individuals. If we are unable to integrate new investment and management personnel, we may be unable to achieve our desired investment results.

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

We frequently invest in the equity securities of our portfolio companies. Also, when we make a loan, we sometimes receive warrants to acquire stock issued by the borrower. Ultimately, our goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Several of our portfolio companies have experienced net losses in recent years or have negative net worth as of their most recent available balance sheet date. At December 31, 2014, several of our portfolio investments had estimated fair values, based upon our valuation methodologies, significantly below the initial cost of such investments. At December 31, 2014, the cost basis of our portfolio investments was $23.2 million and our estimated fair value was $19.6 million. Also, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them. Given these factors, there is a risk that we will not realize gains upon the sale of those or other equity interests that we hold.

Our holdings in Equus Energy are subject to commodity price declines endemic to oil and gas companies.

The oil and gas business is fundamentally a commodity-based enterprise. This means that the operations and earnings of Equus Energy may be significantly affected by changes in prices of oil, gas and natural gas liquids. The prices of these products are also dependent upon local, regional and global events or conditions that affect supply and demand for the relevant commodity. In addition, the pricing of these commodities are highly dependent upon technological improvements in energy production and development, energy efficiency, and seasonal weather patterns. Moreover, as a worldwide commodity, the price of oil and natural gas is also influenced by changes in currency exchange rates, interest rates, and inflation. Equus Energy does not employ any hedging strategies in respect of its oil and gas holdings, and is therefore subject to price fluctuations resulting from these and other factors. The operational results and financial condition of Equus Energy, as well as the economic attractiveness of future capital expenditures for new drilling and recompletions, may be materially adversely affected as a result of lower oil and gas prices.

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

Table of Contents	11

We have invested in a limited number of portfolio companies.

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company. In view of the net asset value of the Fund as of December 31, 2014, however, we would expect that any new investments may exceed this percentage for the immediate future. Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

Except for our holdings MVC, our portfolio consists entirely of securities issued by privately-held companies. There is generally little or no publicly available information about such companies, and we must rely on the diligence of Management to obtain the information necessary for our decision to invest in them and in order to monitor them effectively. We cannot assure you that such diligence efforts will uncover all material information about such privately held businesses necessary to make fully informed investment decisions.

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

Table of Contents	12

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

Our net assets have declined substantially since 2010 and we have had net investment losses in four out of the past five years.

Our net assets have declined from $38.0 million as of December 31, 2010 to $36.2 million as of December 31, 2014. Moreover, we have had net investment losses in four out of the past five years, with a net investment loss of $2.4 million for the year ended December 31, 2014. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, its results of operation, and its financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

Table of Contents	13

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

An economic downturn may have a particularly adverse effect upon small and medium-sized companies, which are our primary market for investments. During periods of volatile economic conditions such as presently exists generally in the United States, these companies often experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies also may have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due. Any of the foregoing developments could cause the value of our investments in these companies to decline. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Table of Contents	14

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

Table of Contents	15

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

Table of Contents	16

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

Risks Related to Our Announced Plan of Reorganization

If we reorganize as an operating company, we will likely not continue to qualify as a RIC under the Code.

On May 14, 2014, we announced that we had adopted a Plan of Reorganization within the meaning of Section 2(a)(33) of the 1940 Act. The Plan of Reorganization contemplates the possible merger of the Fund with and into another BDC, or the restructuring of the Fund as an operating company no longer subject to the 1940 Act. If we were to reorganize as an operating company, we may lose our status as a RIC. If we fail to qualify as a RIC, we will be subject to corporate income tax, which would substantially reduce the amount of income we might otherwise distribute to our shareholders (see “Significant Developments—Plan of Reorganization” above).

If we reorganize as an operating company, we will not continue to operate as a BDC.

We have elected to be classified as a BDC under the 1940 Act. In connection with our announcement on May 14, 2014 to effect a Plan of Reorganization, if we effect a reorganization of the Fund into an operating company, we will seek to terminate our BDC classification. If we were to terminate our election to be classified as a BDC and were still determined by the SEC to constitute an “investment company,” we would be subject to significantly greater regulatory requirements and constraints than under those which we presently operate, the result of which could have a material adverse effect on our results and financial condition.

If we reorganize as an operating company, we may not be able to utilize our capital losses.

As of December 31, 2014, we have incurred cumulative capital losses of $31.8 million, of which $15.6 million will begin expiring after 2017, with the remainder carried over indefinitely. Pursuant to the Plan of Reorganization announced on May 14, 2014, we may reorganize as an operating company. If we reorganize as an operating company, we may lose our ability to offset future income against our cumulative capital losses, including capital losses that would otherwise continue past 2017. If we reorganized as an operating company and were unable to offset future income against these capital losses, the result could have a material adverse effect on our future operating results and our financial condition.

If we do not consummate the Consolidation and reorganize as an operating company, MVC could require us to repurchase their Equus shares.

Pursuant to the Plan of Reorganization we announced on May 14, 2014, we completed a Share Exchange with MVC, wherein we issued 2,112,000 shares of our common stock in exchange for 395,839 shares of MVC. Our intention is to consummate a Consolidation with MVC or one or more of its portfolio companies within a year from the date of this announcement, although actual completion may require additional time. If, however, we do not complete the Consolidation within a time frame agreed with MVC, it could require us to repurchase the Equus shares issued as part of the Share Exchange by returning to them all of the MVC shares we hold. A rescission of the Share Exchange, if effected by MVC, could have a material adverse effect on our financial condition and results of operations.

Table of Contents	17

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties. Our principal executive offices are located at 700 Louisiana St. 48th Floor, Houston, Texas 77002. We believe that these leased office facilities are suitable and adequate for the business as it is contemplated to be conducted.

Item 3. Legal Proceedings

Champion Window Arbitration Settlement—In January 2006, we sold our 31.5% ownership interest in Champion Window, Inc. (“Champion”), a portfolio company of the Fund, to Atrium Companies Inc. (“Atrium”) pursuant to a Stock Purchase Agreement (“SPA”) dated December 22, 2005. The SPA contained certain limited rights of indemnification for Atrium in connection with its purchase of such ownership interest.

More than five years after the closing of the sale of our Champion interest, Atrium filed suit in Texas state court, which was subsequently consolidated into an Arbitration Action, against two former officers of Champion, Equus, and another former Champion shareholder. The suit alleged breaches of fiduciary duty against Champion’s former officers for hiring undocumented workers that were discovered as a result of an investigation by the U.S. Immigration and Customs Enforcement agency (“ICE”) into Atrium’s hiring practices. The suit also sought indemnification under the SPA from these officers, Equus, and another former Champion shareholder, for a payment of $2.0 million made to ICE in settlement of the investigation and associated legal costs, as well as for claimed lost profits as a result of the investigation.

On February 4, 2015, without admitting to any liability on the part of Equus , we entered into a settlement agreement with Atrium and its associated companies. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, we agreed to pay $500,000, in complete settlement of the lawsuit, as being in the best interests of the Fund and its shareholders. The settlement payment was made on February 6, 2015. Atrium filed a motion to dismiss the lawsuit with prejudice on February 4, 2015.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “EQS”. We had approximately 2,600 stockholders as of December 31, 2014, 737 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2014, our net asset value was $2.86 per share of our common stock.

The following table reflects the high and low closing sales prices per share of our common stock on the New York Stock Exchange, net asset value, or NAV and quarterly dividends declared per share for the two years ended December 31, 2014, by quarter:

	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$2.05	$2.33	$2.48	$2.20	$2.40	$2.24	$2.02	$2.07
Low	1.74	1.95	2.15	1.97	2.10	1.86	1.82	1.67
NAV	3.09	3.00	2.97	2.86	2.97	2.86	2.78	3.14
Dividends Declared	—	—	—	—	—	—	—	—

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

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2014 (in thousands, except per share data):

	2014	2013	2012	2011	2010

Total investment income	$965	$7	$516	$539	$2,904
Net investment loss	(2,418)	(3,129)	(2,653)	(3,500)	(770)
Net realized gain (loss) of portfolio securities	660	(9,795)	(2,797)	(10,930)	(7)
Net change in unrealized appreciation (depreciation)
of portfolio securities	391	13,266	177	9,901	(12,073)
Net increase (decrease) in net assets resulting
from operations	(1,367)	342	(5,273)	(4,529)	(12,850)
Total assets	52,038	48,349	33,283	44,301	53,454
Net assets	36,201	33,217	32,875	38,148	38,051
Net cash (used in) provided by operating activities	(3,367)	(19,662)	12,874	18,596	16,599

Shares outstanding at end of year	12,674	10,562	10,562	10,562	8,862
Weighted average shares outstanding, basic	11,904	10,562	10,562	10,049	8,862

Per Share Data:
	2014	2013	2012	2011	2010
Net investment loss	$(0.20)	$(0.30)	$(0.25)	$(0.35)	$(0.09)
Net realized gain (loss) of portfolio securities	0.06	(0.93)	(0.27)	(1.09)	—
Net change in unrealized appreciation (depreciation)
of portfolio securities	0.03	1.26	0.02	0.99	(1.36)
Net increase (decrease) in net amounts resulting from
operations per share, basic and diluted	(0.11)	0.03	(0.50)	(0.45)	(1.45)
Net asset value (including unrealized appreciation)	2.86	3.14	3.11	3.61	4.29

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

Table of Contents	20

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2014, we incurred non-recurring expenses, including settlement expenses of $0.5 million, and legal expenses of $0.1 million related to the various legal proceedings described in Item 3 above. During 2013, we incurred non-recurring expenses, including settlement expenses of $0.5 million, and legal expenses of $0.2 million related to the various legal proceedings described in Item 3 above. During 2012, we did not incur any non-recurring expenses.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “—Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2014, we had invested 51.4% of our net assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 13.6% by value in shares of common stock, 27.7% in membership interests in limited liability companies, and 13.0% in various debt instruments.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2014, we had no outstanding commitments to our portfolio company investments.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2014 and 2013, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

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

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake any such share repurchases, nor do we anticipate taking such action in 2015.

Critical Accounting Policies

We follow the accounting and reporting guidance in FASB Accounting Standards Codification 946. Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Table of Contents	21

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). As of December 31, 2014, these securities, consisting of our holdings in the OPG Notes, represented 5.3% of our investments in portfolio securities. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Table of Contents	22

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $15.7 million and $13.3 million as of December 31, 2014 and 2013, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2014, one of our portfolio investments, 404,968 common shares of MVC was publicly listed on the NYSE and our holding of €1,200,790 [$1.5 million] in OPG notes was publicly listed on the Luxembourg Stock Exchange. As of December 31, 2013, the 73,666 ordinary shares of OPG were publicly listed on the NYSE Euronext Paris Exchange, and our holding of €1,200,790 [$1.5 million] in Notes was listed on the Luxembourg Stock Exchange. On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million.

We adjust our net asset value for the changes in the value of our publicly held securities, if applicable, and material changes in the value of private securities, generally determined on a quarterly basis or as announced in a press release, and report those amounts to Lipper Analytical Services, Inc. Our net asset value appears in various publications, including Barron’s and The Wall Street Journal.

Federal Income Taxes

We intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2014, we had a capital loss carry forward of $31.9 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Code. See “—Overview – Financing Activities” above.

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 were effective for the Fund beginning in the first quarter of 2014. Our adoption of ASU 2013-08 did not effect our financial position or results of operations.

Current Market Conditions

Overall economic conditions in the United States have improved, albeit slowly, since the market downturn of 2008-09. The U.S. economy grew at 2.43% in 2014, and the International Monetary Fund is forecasting higher growth in 2015 (3.5%). However, global growth for 2015 is predicted at 3.5%, largely driven by growth in the U.S. and Asia, with the Euro zone predicted to grow at only 1.2%. (Sources: Forbes and Newsweek)

Table of Contents	23

Market conditions for business transactions including mergers and acquisitions and private equity investments improved to their highest level since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. Private equity activity increased 47% from 2013 to 2014, as private equity firms as a group enjoyed more success during the year in monetizing their investments through sales and public listings. (Sources: USA Today and Fortune)

During 2014, our net asset value decreased from $3.14 per share to $2.86 per share, a decrease of 8.9%. As of December 31, 2014, our common stock is trading at a 26.5% discount to our net asset value as compared to 36.6% as of December 31, 2013.

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

Year Ended December 31, 2014

As of December 31, 2014, we had total assets of $52.0 million, of which $19.6 million were invested in portfolio investments and $15.7 million were invested in cash and cash equivalents. Among our portfolio investments, $4.7 million (at fair value) or 12.9% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2014. We continue to classify the promissory note issued by Spectrum, $3.2 at million (fair value), as non income producing.

As of December 31, 2014, we also had $15.1 million of restricted cash and cash equivalents, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2015 and we subsequently repaid this margin loan. The margin interest was paid on February 4, 2015.

Operating Activities. We used $3.4 million in cash for operating activities in 2014. In 2014, we made investments in portfolio companies of $0.8 million and paid fees to our professional advisers, directors, banks and others of $2.5 million, while realizing a gain of $0.7 million from the disposition of portfolio securities. During 2014, we incurred non-recurring expenses including settlement expenses of $0.5 million and legal expenses of $0.1 million related to the various legal proceedings described in Item 3.

Financing Activities. We used $0.001 million in cash from financing activities for 2014. We did not declare any dividends in 2014.

Year Ended December 31, 2013

As of December 31, 2013, we had total assets of $48.3 million, of which $13.5 million were invested in portfolio investments and $19.1 million were invested in cash and cash equivalents. Among our portfolio investments, $4.9 million (at fair value) or 14.7% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2013. We continue to classify the promissory note issued by Spectrum, $2.9 million (at fair value), as non income producing.

Table of Contents	24

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

Operating Activities. We used $19.6 million in cash for operating activities in 2013, including $15.1 million for the purchase of U.S. Treasury bills. In 2013, we made investments in portfolio companies of $0.8 million and paid fees to our professional advisers, directors, banks and others of $2.6 million, while realizing a loss of $9.8 million from the disposition of portfolio securities. During 2013, we incurred non-recurring expenses including settlement expenses of $0.5 million and legal expenses of $0.2 million related to the various legal proceedings described in Item 3.

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

Operating Activities. We provided $12.9 million in cash for operating activities in 2012. In 2012, we made investments in portfolio companies of $6.9 million and paid fees to our professional advisers, directors, banks and others of $3.0 million, while realizing a loss of $2.8 million from the disposition of portfolio securities.

Financing Activities. We used $6.0 million in cash from financing activities for 2012. We did not declare any dividends in 2012.

Results of Operations

Investment Income and Expense

Year Ended December 31, 2014 as compared to Year Ended December 31, 2013

Total income from portfolio securities increased $1.0 million in 2014 due to a reversal of prior impairments of interest receivable from Spectrum of $0.7 million and the increase in interest-bearing investments resulting in additional interest/dividend income of $0.3 million.

Professional fees increased to $1.1 during 2014 from $1.0 million during 2013. These increases were due to the increases in consulting fees and legal fees associated with various legal proceedings.

Compensation expense was comparable from 2013 to 2014, and was $0.9 million in each of the years.

General and administrative expenses increased by $0.2 million in 2014 from 2013, largely due to increased travel expenses in connection with prospective investments and the Fund’s announced Plan of Reorganization (see “Significant Developments—Plan of Reorganization” above).

Settlement expense was $0.5 million for both 2014 and 2013 and related to the various legal proceedings described in Item 3.

As a result of the factors described above, net investment loss after expenses was $2.4 million for 2014 as compared to a net investment loss of $3.1 million for 2013.

Year Ended December 31, 2013 as compared to Year Ended December 31, 2012

Total income from portfolio securities decreased $0.5 million in 2013 due to the impairment of the interest receivable from Spectrum and the decline in interest-bearing investments.

Professional fees decreased to $1.0 million during 2013 from $1.3 million during 2012. These decreases were due to the decreases in consulting fees and legal fees associated with various legal proceedings.

Table of Contents	25

Compensation expense was $0.9 million for 2013 and $1.1 million for 2012, respectively.  The $0.2 million decrease was largely due to a decrease in bonuses paid in 2013 compared to 2012.

Settlement expense was $0.5 million for 2013 related to the various legal proceedings described in Item 3.

As a result of the factors described above, net investment loss after expenses was $3.1 million for 2013 as compared to a net investment loss of $2.7 million for 2012.

Summary of Portfolio Investment Activity

Year Ended December 31, 2014

During the year ended December 31, 2014, we capitalized legal and consulting expenses of $0.3 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.06 million in cash and $0.2 million in the form of PIK’d interest in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (see “Significant Events−Plan of Reorganization” above). During the year ended December 31, 2014, we also received 9,129 shares of MVC in the form of dividend payments.

The following table includes significant investment activity during the year ended December 31, 2014 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total

MVC Capital, Inc.	$524	$5,075	$—	$107	$5,706
Orco Property Group	—	—	—	171	171
Spectrum Management, LLC	—	—	269	—	269
	$524	$5,075	$269	$278	$6,146

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

The following table includes significant investment activity during the year ended December 31, 2013 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total

Security Monitor Holdings, LLC	$500	$—	$—	$—	$500
Spectrum Management, LLC	—	—	310	—	310
	$500	$—	$310	$—	$810

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

We originally invested in the bonds of Orco Germany S.A. in April 2011. On May 7, 2012, holders of 72.5% of all Orco Germany bonds approved a joint restructuring of certain bond debt of Orco Germany and its parent company, OPG. Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA were converted into an aggregate of 26,209,613 OPG shares which were delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which we

Table of Contents	26

received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, was delivered in October 2012, of which we received 471,211 OPG shares. Also in October 2012, the remaining 15.5% of the Orco Germany bonds held by each bondholder was converted into 6-year OPG Notes with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum. Of the total amount of OPG Notes issued, we received OPG Notes in the face amount of €1,200,790. On October 15, 2012, we announced the sale of 1,500,000 of our 1,573,666 OPG shares, where we received net cash proceeds of €3.8 million [$4.9 million]. As of December 31, 2012, we held 73,666 OPG shares, and €1,200,790 OPG Notes.

During the year ended December 31, 2012, we had investment activity of $7.2 million in three portfolio companies. We made a follow-on investment of $6.8 million in Equus Energy. The restructuring of the Orco Germany bonds noted above resulted in the capitalization of $0.3 million accrued interest received in the form of additional portfolio securities (PIK). We capitalized legal and consulting expenses of $0.1 million relating to Spectrum.

The following table includes significant investment activity during the year ended December 31, 2012 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Equus Energy, LLC	$—	$—	$6,800	$—	$6,800
Orco Property Group S.A.	—	—	—	301	301
Spectrum Management, LLC	—	—	139	—	139
	$—	$—	$6,939	$301	$7,240

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2014

During 2014, we realized capital gains of $0.7 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Orco Property Group	Real estate	Non-affiliate	Disposition	$(63)
MVC Capital, Inc.	Financial services	Non-affiliate	Share exchange	724
Various others			Disposition	(1)
				$660

Year Ended December 31, 2013

During 2013, we realized capital losses of $9.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
The Bradshaw Group	Business products and services	Non-affiliate	Disposition	$(1,795)
Infinia Corporation	Alternative energy	Non-affiliate	Disposition	$(8,000)
				$(9,795)

Year Ended December 31, 2012

During 2012, we realized net capital losses of $2.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control	Disposition	$(4,114)
Sovereign Business Forms, Inc.	Business products and services	Control	Disposition	(1,073)
Orco Property Group	Real estate	Non-affiliate	Disposition	2,318
Various others			Disposition	72
				$(2,797)

Table of Contents	27

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2014

During 2014, we recorded a net decrease in unrealized depreciation of $0.3 million, to arrive at a net unrealized depreciation of $3.6 million as of December 31, 2014. Such change in depreciation resulted primarily from the following changes:

(i)

Increase in fair value of our holding in Equus Energy of $1.8 million due to an increase in comparable transactions for mineral leases, increased oil and gas production, as well as additional proved developed producing and proved developed producing behind-pipe reserves from new drilling and recompletion activities;

(ii)	Decrease in fair value of Equus Media Development Company, LLC of $0.1 million due to a net operating loss for the period equal to the amount of the decrease;
(iii)	Decrease in fair value of MVC of $1.7 million due to the decline in the stock price of MVC;
(iv)	Decrease in fair value of our holding of OPG Notes of $0.1 million due to adverse changes in the USD-EUR exchange rate; and
(v)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth.

Year Ended December 31, 2013

During 2013, we recorded a net change in unrealized depreciation of $13.3 million, to arrive at a net unrealized depreciation of $3.9 million as of December 31, 2013. Such change in depreciation resulted primarily from the following changes:

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

Year Ended December 31, 2012

During 2012, we recorded a net change in unrealized depreciation of $0.2 million, to arrive at a net unrealized depreciation of $17.2 million as of December 31, 2012. Such change in depreciation resulted primarily from the following changes:

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

(iv)	Decrease in the fair value of Equus Energy of $0.2 million due to working capital expenditures.

Table of Contents	28

Portfolio Securities

As of December 31, 2014, we had active investments in the following entities or portfolio companies:

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012 we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 132 producing and non-producing oil and gas wells, including associated development rights of approximately 21,620 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Apache, Chesapeake, and Chevron, which has operating responsibility for leasehold interests in the Conger Field, representing approximately half of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil & gas firm. Due to production improvements and the increase in proved developed producing or proved developed producing behind-pipe reserves, all of which offset price declines in crude and natural gas during the year, the fair value of this holding increased to approximately $9.8 million at December 31, 2014 from $8.0 million at December 31, 2013.

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

The concept of the business of EMDC is to partner with creators, developers and producers of creative work, such as scripts, short stories or books, by providing capital necessary to enhance the creative development and package the assets to companies, such as major and independent studios, to produce and release. In December 2011, our agreement with KE expired and EMDC distributed $1 million to the Fund. As of December 31, 2014 and 2013, we valued EMDC at $0.2 million.

MVC Capital, Inc.

MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. On May 14, 2014, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC. (see “Significant Events−Plan of Reorganization” above) During 2014, we received 9,129 additional shares in the form of a dividend payments and recorded accrued dividends receivable of $54,401 at December 31, 2014. As of December 31, 2014, we have valued the 404,968 MVC shares, based on the closing trading price of $9.83 on the NYSE, at $4.0 million.

Orco Property Group S.A.

OPG is a commercial and multi-family residential real estate holding company based in Paris. In April 2011, we acquired 8,890 bonds of Orco Germany S.A., then a controlled subsidiary of OPG. In 2012, our Orco Germany bonds were converted into 1,573,666 ordinary shares of OPG and €1.2 million [$1.5 million] in 6-year 10% notes of OPG paying 5% PIK interest and 5% cash. We sold 1,500,000 of our OPG shares in October 2012 and the remaining 73,666 OPG shares in April 2014. In October 2014, the OPG notes were restructured to provide for an interest payment of 7% in cash and an extension of the maturity date to October 2019. During the fourth quarter of 2014, we received €222,063 [$276,460] in interest and redemption payments in respect of the OPG notes, and on February 20, 2015, we sold the OPG notes for net proceeds of €846,059 [$953,117]. As of December 31, 2014, we valued this investment at approximately $1.0 million.

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

Table of Contents	29

home improvement stores. Sunbelt has had a 20 year exclusive relationship with a large retail company selling treated and pre-fabricated fences. The principals of PalletOne have significant pallet manufacturing experience. The pallet manufacturing industry is mature and is experiencing continuing slow growth as the number of participants shrinks due to consolidation and underutilized plants, which have been eliminated. We initially invested in PalletOne in October 2001. Our investment in PalletOne consists of 350,000 shares of common stock, which represents a fully diluted equity interest of approximately 19%. Due to improved operating performance, we valued our interest in PalletOne as of December 31, 2014 at $1.0 million.

Security Monitor Holdings, LLC

Security Monitor Holdings, LLC (“SMH”) is a company which specializes in managing and improving operations of distressed companies. On November 7, 2013, SMH issued Equus a promissory note in the principal amount of $0.5 million, which was secured by a mortgage against certain real property, together with a personal guarantee of the principal of SMH. The note issued by SMH to Equus in exchange for the loan originally had a six month term which was subsequently extended to coincide with the sale of the Fund’s interest in Spectrum Management, LLC in January 2015. The note bore interest at 14% per annum.  On January 6, 2015, in connection with the sale of the Fund’s interest in Spectrum described below, the SMH loan, together with all accrued interest, was repaid in full. As of December 31, 2014, we valued the SMH loan at its original investment amount of $0.5 million.

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

As of December 31, 2014, Equus controlled approximately 82.5% of Spectrum’s voting securities, had a senior subordinated working capital advance of $0.6 million, a preferred subordinated note $0.8 million, and a subordinated note of $1.7 million (total face amount of $3.0 million). On January 6, 2015, we sold our interests in Spectrum to 5th Element Tracking, LLC (“5th Element”), a Boston-based technology company. The purchase price of $3.9 million paid by 5th Element consisted of $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest of 14% per annum. Given the transaction’s time proximity to year-end and the negotiations which preceded the sale, we increased the fair value of our holdings in Spectrum as of December 31, 2014 to $3.2 million.

Off Balance Sheet Arrangements

We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2014 is month-to-month. The lease contained a provision for certain annual rental escalations. Rent expense under the operating lease agreement is inclusive of common area maintenance costs was $61,000, $85,000 and $84,000 for each of the years ended December 31, 2014, 2013 and 2012, respectively.

Contractual Obligations

As of December 31, 2014, we had no outstanding commitments to our portfolio company investments.

Dividends

We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 2, 2015, we sold U.S. Treasury Bills for $15.0 million and repaid our year-end margin loan.

On January 6, 2015, we sold our interests in Spectrum to 5th Element as described under “Portfolio Securities” above. The purchase price of $3.9 million paid by 5th Element consisted of $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest of 14% per annum.

On January 6, 2015, in connection with the sale of our interest in Spectrum, our $0.5 million loan to SMH, together with all accrued interest amounting to approximately $0.1 million, was repaid in full.

Table of Contents	30

On January 30, 2015, we received a partial redemption payment in respect of our holding of OPG Notes in the amount of €36,587 [$41,478].

On February 4, 2015, we entered into a settlement agreement with Atrium Companies, Inc. (“Atrium”) and its subsidiary Champion Window, Inc. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, we agreed to pay $500,000, in complete settlement of a lawsuit commenced against the Fund by Atrium. The settlement payment was made on February 6, 2015 (see “Legal Proceedings−Champion Window Arbitration Settlement” above).

On February 20, 2015, we sold our OPG Notes at a discount of 23% to their par value, receiving $953,117 in cash.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates with respect to investments in debt securities and outstanding debt payable, as well as changes in marketable equity security prices. In the future, in addition to our investment in notes issued by OPG, we may invest in companies outside the United States, including in Europe and Asia, which would give rise to exposure to foreign currency value fluctuations. We do not use derivative financial instruments to mitigate any of these risks. The return on investments is generally not affected by foreign currency fluctuations.

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

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 27.1% of our net asset value, 18.8% of our total assets and 49.9% of our investments in portfolio company securities (at fair value) as of December 31, 2014. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Table of Contents	31

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc.:

We have audited the accompanying balance sheet of Equus Total Return, Inc. (a Delaware corporation) (the “Fund”), including the schedule of investments, as of December 31, 2014 and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2014 and the selected per share data and ratios for the year ended December 31, 2014. These financial statements and selected per share data and ratios are the responsibility of the management of the Fund. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. Our procedures included verification by examination or confirmation of securities held by the custodian as of December 31, 2014 or by other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014 and the selected per share data and ratios for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

March 30, 2015

Table of Contents	32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc.:

We have audited the accompanying balance sheet of Equus Total Return, Inc. (a Delaware corporation) (the “Fund”), including the schedule of investments, as of December 31, 2013 and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2013 and the selected per share data and ratios for each of the four years in the period ended December 31, 2013. These financial statements and selected per share data and ratios are the responsibility of the management of the Fund. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. Our procedures included verification by examination or confirmation of securities held by the custodian as of December 31, 2013 or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2013 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 and the selected per share data and ratios for each of the four years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY, LLP

Houston, Texas

March 31, 2014

Table of Contents	33

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31,
	2014	2013

(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $16,058 and $15,789 respectively)	$13,173	$11,105
Affiliate investments (cost at $350 and $350 respectively)	960	250
Non-affiliate investments - related party (cost at $5,706 and $0 respectively)	3,981	—
Non-affiliate investments (cost at $1,097 and $1,321 respectively)	1,532	2,149
Total investments in portfolio securities at fair value	19,646	13,504
Cash and cash equivalents	15,697	19,065
Restricted cash and temporary cash investments	15,149	15,150
Accounts receivable from investments	614	372
Accrued interest receivable	764	228
Accrued dividend receivable	54	—
Accounts receivable and other	114	30
Total assets	52,038	48,349
Liabilities and net assets
Accounts payable and accrued liabilities	664	106
Accounts payable to related parties	174	26
Borrowing under margin account	14,999	15,000
Total liabilities	15,837	15,132

Commitments and contingencies (see Note 6)

Net assets	$36,201	$33,217

Net assets consist of:
Common stock, par value	$13	$10
Capital in excess of par value	56,049	51,701
Undistributed net investment losses	(16,956)	(14,538)
Undistributed net capital gain	660	—
Unrealized depreciation of portfolio securities, net	(1,840)	(3,956)
Unrealized depreciation of portfolio securities - related party, net	(1,725)	—
Total net assets	$36,201	$33,217
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	10,562
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.86	$3.14

The accompanying notes are an integral part of these financial statements.

Table of Contents	34

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Investment income:
Interest and dividend income (loss), net:
Control investments	$580	$(166)	$358
Affiliate investments	—	—	—
Non-affiliate investments - related party	161	—	—
Non-affiliate investments	224	172	157
Total interest and dividend income	965	6	515
Interest from temporary cash investments	—	1	1
Total investment income	965	7	516

Expenses:
Professional fees	1,067	994	1,333
Compensation expense	937	882	1,056
Director fees and expenses	414	433	449
General and administrative expense	293	128	167
Mailing, printing and other expenses	147	155	150
Taxes	25	15	12
Interest expense	—	2	2
Settlement expense	500	527	—
Total expenses	3,383	3,136	3,169

Net investment loss	(2,418)	(3,129)	(2,653)

Net realized gain (loss):
Control investments	—	(1,795)	(5,187)
Affiliate investments	—	—	—
Non-affiliate investments - related party	724	—	—
Non-affiliate investments	(63)	(8,000)	2,318
Temporary cash investments	(1)	—	72
Net realized gain (loss)	660	(9,795)	(2,797)

Net unrealized depreciation of portfolio securities:
End of period	(1,840)	(3,956)	(17,222)
Beginning of period	(3,956)	(17,222)	(17,399)
Net change in unrealized depreciation of portfolio securities	2,116	13,266	177

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,725)	—	—
Beginning of period	—	—	—
Net change in unrealized depreciation of portfolio securities - related party	(1,725)	—	—

Net (decrease) increase in net assets resulting from operations	$(1,367)	$342	$(5,273)

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(0.11)	$0.03	$(0.50)
Weighted average shares outstanding:
Basic and diluted	11,904	10,562	10,562

The accompanying notes are an integral part of these financial statements.

Table of Contents	35

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(in thousands)	2014	2013	2012

Net (decrease) increase in net assets resulting from operations	$(1,367)	$342	$(5,273)
Capital share transactions:
Shares issued for portfolio securities - related party	4,351	—	—
Net increase in net assets resulting from capital share transactions	4,351	—	—
Increase (decrease) in net assets	2,984	342	(5,273)
Net assets at beginning of period	33,217	32,875	38,148
Net assets at end of period	$36,201	$33,217	$32,875

The accompanying notes are an integral part of these financial statements.

Table of Contents	36

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Reconciliation of (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,367)	$342	$(5,273)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss	63	9,795	2,797
Net realized gain - related party	(724)	—	—
Net change in unrealized depreciation of portfolio securities	(2,116)	(13,266)	(177)
Net change in unrealized depreciation of portfolio securities - related party	1,725	—	—
Changes in operating assets and liabilities:
Purchase of portfolio securities	(793)	(810)	(6,939)
Net proceeds from dispositions of portfolio securities	63	—	8,952
Principal payments received from portfolio securities	270	9	5,618
Sales of temporary cash investments, net	—	(15,150)	6,060
Increase in accounts receivable from investments	(242)	(334)	—
(Increase) decrease in accrued interest receivable	(868)	65	1,561
(Increase) decrease in accounts receivable and other	(84)	3	20
Increase (decrease) increase in accounts payable and accrued liabilities	558	(108)	100
Increase (decrease) in accounts payable to related parties	148	(168)	155
Net cash (used in) provided by operating activities	(3,367)	(19,662)	12,874
Cash flows from financing activities:
Borrowings under margin account	14,999	15,000	8,000
Repayments under margin account	(15,000)	—	(14,000)
Net cash (used in) provided by financing activities	(1)	15,000	(6,000)
Net (decrease) increase in cash and cash equivalents	(3,368)	(4,627)	6,874
Cash and cash equivalents at beginning of period	19,065	23,687	16,813

Cash and cash equivalents at end of period	$15,697	$19,065	$23,687
Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities - related party	$4,351	$—	$—
Accrued interest or dividends exchanged for portfolio securities	$171	$—	$301
Accrued dividends exchange for portfolio securities - related party	107	—	301

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$1
Income taxes paid	$17	$11	$12

The accompanying notes are an integral part of these financial statements.

Table of Contents	37

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2014	2013	2012	2011	2010

Investment income	$0.08	$0.00	$0.05	$0.05	$0.33
Expenses	0.28	0.30	0.30	0.40	0.42
Net investment loss	(0.20)	(0.30)	(0.25)	(0.35)	(0.09)

Net realized gain (loss)	0.06	(0.93)	(0.27)	(1.09)	—
Net change in unrealized depreciation	0.03	1.26	0.02	0.99	(1.36)
Net increase (decrease) in net assets	(0.11)	0.03	(0.50)	(0.45)	(1.45)
Capital transactions:
Shares issued for portfolio securities	0.37	—	—	(0.16)	—
Dilutive effect of shares issued	(0.54)	—	—	(0.07)	—
Increase (decrease) in net assets resulting from capital transactions	(0.17)	—	—	(0.23)	—
Net increase (decrease) in net assets	(0.28)	0.03	(0.50)	(0.68)	(1.45)
Net assets at beginning of period	3.14	3.11	3.61	4.29	5.74
Net assets at end of period	$2.86	$3.14	3.11	$3.61	$4.29
Weighted average number of shares outstanding during period,
in thousands	11,904	10,562	10,562	10,049	8,862
Market price per share:
Beginning of period	$1.99	$2.36	$2.24	$2.50	$3.20
End of period	$2.10	$1.99	$2.36	$2.24	$2.50
Selected information and ratios:
Dividends declared	$—	$—	$—	$—	$—
Ratio of expenses to average net assets	9.75%	9.49%	8.93%	10.60%	8.26%
Ratio of net investment gain (loss) to average net assets	(6.97%)	(9.47%)	(7.47)%	(9.19%)	(1.73%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(3.94%)	1.04%	(14.85)%	(11.89%)	(28.89%)
Total return on market price (1)	5.53%	(15.68%)	(5.36)%	(10.40%)	(21.88%)

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

Table of Contents	38

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (4):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$9,800
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	215
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory note due 11/11 (3)	$3,158	3,158	3,158
					6,008	3,158
Total Control Investments: Majority-owned (represents 38.0% of total investments at fair value)					$16,058	$13,173
Affiliate Investments (5):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.8%)		$350	$960

Total Affiliate Investments (represents 2.8% of total investments at fair value)					$350	$960
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	September 2014	404,968 shares of common stock (1.7%) (6)		$5,706	$3,981
Total Non-Affiliate Investments - Related Party (represents 11.5% of total investments at fair value)					$5,706	$3,981
Non-Affiliate Investments (less than 5% owned):
Orco Property Group S. A. Paris, France	Real estate	April 2011	10% promissory note due 2/18 (2)(7)	$597	597	1,032
Security Monitor Holdings, LLC Boston, MA	Business products and services	November 2013	14% promissory note due 6/14 (2)	500	500	500
Total Non-Affiliate Investments (represents 4.4% of total investments at fair value)					$1,097	$1,532
Total Investment in Portfolio Securities					$23,211	$19,646
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2014	UST 0% 6/15	14,999	$14,999	$14,996
Total Temporary Cash Investments (represents 43.3% of total investments at fair value)					$14,999	$14,996
Total Investments					$38,210	$34,642

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Non-income producing.
(4)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(6)	Pursuant to a Share Exchange Agreement between the Fund and MVC dated May 12, 2014, MVC has the right to rescind the Agreement and cancel the Share Exchange if Equus does not complete a “reorganization” (as defined under Section 2(a)(33) of the 1940 Act) within 12 months of the date of the Agreement.
(7)	In October 2014, the terms of these notes were amended to provide, among other changes, an extension of the maturity date to October 2019, and a reduction in the interest rate applicable to the notes from a combination of 5% cash and 5% payment-in-kind securities, to 7% in cash.

The accompanying notes are an integral part of these financial statements.

Table of Contents	39

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2014

Substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the Investment Company Act of 1940, all of our investments are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 67.1% of the total value of the investments in portfolio securities as of December 31, 2014.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2014 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$12,900	$10,015	27.7%
Secured and subordinated debt	4,255	4,690	13.0%
Common stock	6,056	4,941	13.6%
Total	$23,211	$19,646	54.3%

Interest payments are being received and/or accrued on notes with a fair value of $1.5 million, while accrued interest has been impaired on notes receivable included in secured and subordinated debt with a fair value of $3.2 million.

The following is a summary by industry of our investments in portfolio securities as of December 31, 2014 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$9,800	27.1%
Financial services	3,981	11.0%
Business products and services	3,658	10.1%
Real estate	1,032	2.9%
Shipping products and services	960	2.7%
Media	215	0.5%
Total	$19,646	54.3%

The accompanying notes are an integral part of these financial statements.

Table of Contents	40

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value (1)
Control Investments: Majority-owned (4):
Equus Energy, LLC	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Houston, TX
Equus Media Development Company, LLC	Media	January 2007	Member interest (100%)		3,000	216
Houston, TX
Spectrum Management, LLC Carrolton, TX	Business products and services	December 1999	285,000 units of Class A member interest (92.1%/82.5% fully diluted)		2,850	-
			16% subordinated promissory note due 11/11 (3)	$2,889	2,889	2,889
					5,739	2,889
Total Control Investments: Majority-owned (represents 39.0% of total investments at fair value)					$15,789	$11,105
Affiliate Investments (5):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.70%)		$350	$250
Total Affiliate Investments (represents 0.9% of total investments at fair value)					$350	$250
Non-Affiliate Investments (less than 5% owned):
Orco Property Group S. A.	Real estate	April 2011	73,666 shares common stock		$125	$169
Paris, France			10% promissory note due 2/18 (2)	$696	696	1,480
					821	1,649
Security Monitor Holding, LLC Boston, MA	Business products and services	November 2013	14% promissory note due 5/14 (2)	500	500	500
Total Non-Affiliate Investments (represents 7.5% of total investments at fair value)					$1,321	$2,149
Total Investment in Portfolio Securities					$17,460	13,504
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2013	UST 0% 2/14	15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 52.6% of total investments at fair value)					$15,000	$15,000
Total Investments					$32,460	$28,504

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Non-income producing.
(4)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(5)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

Table of Contents	41

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2013

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

DECEMBER 31, 2014, 2013 AND 2012

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

We elected to be treated as a BDC under the 1940 Act. We currently qualify as a regulated investment company RIC for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2014, we had cash and cash equivalents of $15.7 million. We had $19.7 million of our net assets of $36.2 million invested in portfolio securities. We also had $15.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2015 and we subsequently repaid this margin loan. The margin interest was paid on February 4, 2015.

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

During 2014 and 2013, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

As of December 31, 2014, we borrowed $15.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.1 million. The U.S. Treasury bills were sold on January 2, 2015 and the total amount borrowed was repaid at that time. The margin interest was paid on February 4, 2015. As of December 31, 2013, we borrowed $15.0 million to make qualifying investments to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.1 million. The U.S. Treasury bills were sold on January 2, 2014 and the total amount borrowed was repaid at that time. The margin interest was paid on January 22, 2014.

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

Valuation of Investments—We follow ASC Topic 820 for measuring fair value. Prior to our election to become a BDC, we also followed the guidance in ASC Topic 820 in disclosing the fair value reported for all financial instruments that were either impaired or available for sale securities, using the definitions provided in Accounting Standards Codification Topic 320, “Investments – Debt and Equity Securities” (“ASC Topic 320”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under ASC Topic 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies.

Level 3—Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant management judgment or estimation.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Table of Contents	44

Investments for which prices are not observable are generally private investments in the debt and equity securities of operating companies. The primary valuation method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including comparing the latest arm’s length or market transactions involving the subject security to the selected benchmark credit spread, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. Application of these valuation methodologies involves a significant degree of judgment by management. Fair values of new investments are generally assumed to be equal to their cost to the Company for up to three months after their initial purchase.

To assess the reasonableness of the discounted cash flow approach, the fair value of equity securities, including warrants, in portfolio companies may also consider the market approach—that is, through analyzing and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying to the portfolio company’s trailing twelve months (or current year projected) EBITDA a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies, in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities we hold; and (3) multiplying the range of equity values derived therefrom by our ownership share of such equity tranche in order to arrive at a range of fair values for our equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by Management.

Equity in a portfolio company that invests in loans will typically be valued by arriving at a fair value of such vehicle’s loan assets (plus, when appropriate, the carrying value of certain other assets), and deducting the book value or fair value (as appropriate) of such vehicle’s liabilities to arrive at a fair value for the equity. When appropriate, in order to recognize value that would be created by growth opportunities of such portfolio company, equity in a portfolio company may also be valued by taking into consideration the magnitude, timing, and effective life of its expected future investments in loans.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we might realize significantly less than the value at which such investment had previously been recorded. With respect to Level 3 investments, where sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, we undertake, on a quarterly basis, a valuation process as described below:

•	For each debt investment, a basic credit rating review process is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by our Investment Committee.
•	Each portfolio company or investment is valued by an investment professional.
•	Third party valuation firm(s) are engaged to provide valuation services as requested, by reviewing Management’s preliminary valuations. Our Management’s preliminary fair value conclusions on each of the Fund’s assets for which sufficient market quotations are not readily available is reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the Audit Committee or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of our Board.
•	The Audit Committee reviews the preliminary valuations of our Management and independent valuation firms and, if appropriate, recommends the approval of the valuations by the Board.
Table of Contents	45

•	Our Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of Management, the Audit Committee and, where appropriate, the respective independent valuation firms.

The following sections describe the valuation techniques we use to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

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

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by the Fund;
2.	The independent valuation firms conduct independent valuations and make their own independent assessments;
3.	The Audit Committee of our Board reviews and discusses the preliminary valuation of the Fund and that of the independent valuation firms; and
4.	The Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Management, the respective independent valuation firm and the Audit Committee.
Table of Contents	46

Investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.

In applying these methodologies, additional factors that we consider in fair value pricing our investments may include, as we deem relevant: security covenants, call protection provisions, and information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the principal markets in which the portfolio company does business; publicly available financial ratios of peer companies; the principal market; and enterprise values, among other factors.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $15.7 million and $13.3 million as of December 31, 2014 and 2013, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

We adjust our net asset value for the changes in the value of our publicly held securities, if applicable, and material changes in the value of private securities, generally determined on a quarterly basis or as announced in a press release, and report those amounts to Lipper Analytical Services, Inc. Our net asset value appears in various publications, including Barron’s and The Wall Street Journal.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2014, 2013, and 2012.

As of December 31, 2014, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$13,173	$—	$—	$13,173
Affiliate investments	960	—	—	960
Non-affiliate investments - related party	3,981	3,981	—	—
Non-affiliate investments	1,532	—	—	1,532
Total investments	19,646	3,981	—	15,665
Temporary cash investments	14,996	14,996	—	—
Total investments and temporary cash investments	$34,642	$18,977	$—	$15,665

Table of Contents	47

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

There were no transfers between Level 1 and Level 2 during 2014 and 2013.

The following table provides a reconciliation of fair value changes during 2014 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2013	$11,105	$250	$1,980	$13,335
Realized losses	—	—	(63)	(63)
Change in unrealized depreciation	1,799	710	(349)	2,160
Purchases of portfolio securities	269	—	171	440
Proceeds from sales/dispositions	—	—	(207)	(207)
Fair value as of December 31, 2014	$13,173	$960	$1,532	$15,665

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

Table of Contents	48

As of December 31, 2014 and 2013, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

Interest Income Recognition—We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. We accrete or amortize discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities. We stop accruing interest on investments when we determine that interest is no longer collectible. We may also impair the accrued interest when we determine that all or a portion of the current accrual is uncollectible. If we receive any cash after determining that interest is no longer collectible, we treat such cash as payment on the principal balance until the entire principal balance has been repaid, before we recognize any additional interest income. We will write off uncollectible interest upon the occurrence of a definitive event such as a sale, bankruptcy, or reorganization of the relevant portfolio interest.

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

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We include our investing activities within cash flows from operations. We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Taxes—We intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a RIC. See Note 1 for discussion of Taxable Subsidiaries and see Note 2 for further discussion of the Fund’s RIC borrowings.

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million, $0.01 million and $0.01 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for each of the years ended December 31, 2014, 2013 and 2012.

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2014:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$4,690	Pending transaction yield analysis	Discount for lack of marketability	0.0%	25%
Common stock	960	Pending transaction yield analysis Enterprise value analysis Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	0%	100%
		Asset approach	Recovery rate	0%	100%
Limited liability company investments	10,015	Discounted cash flow Guideline transaction method	Reserve adjustment factors	75%	100%

	$15,665

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

In June, 2010, the Fund ratified and approved the use of A+ Filings, LLC (“A+ Filings”) to file its reports with the Securities and Exchange Commission. The Fund incurred $7,000 in services rendered by A+ Filings for the year ended December 31, 2012. Mr. Kenneth I. Denos, Secretary of the Fund, held a majority of the voting shares of A+ Filings; however, Mr. Denos sold his interest in A+ Filings in March 2013.

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director of the Fund, is a managing partner and co-founder of Global Energy. For each of the years ended December 31, 2014, 2013 and 2012, payments to Global Energy totaled $75,000.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered. During 2014, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $321,125 for services if provided to the Fund during the year.

(5) FEDERAL INCOME TAX MATTERS

As a RIC, our tax liability is dependent upon whether an election is made to distribute taxable investment income and capital gains above any statutory requirement. As we incurred losses in 2012, 2013 and 2014 no distributions were required or made.

The Internal Revenue Service approved our request, effective October 31, 1998, to change our year-end for determining capital gains for purposes of Section 4982 of the Internal Revenue Code from December 31 to October 31.

There are no material book to tax differences for net investment income/losses, realized gains or unrealized appreciation/depreciation. As of December 31, 2014, we had approximately $31.8 million in capital losses of which $15.6 million will begin expiring after 2017, and the remaining $16.2 million can be carried forward definitely.

Return of Capital Statement of Position has no material book to tax differences for the three years ended December 31, 2014 and therefore has no material book to tax differences impacting accumulated earnings.

Table of Contents	50

We believe that any aggregate exposure for uncertain tax positions should not have a material impact on our financial statements as of December 31, 2014 or December 31, 2013. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2010 through 2014 remain open to examination. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(6) COMMITMENTS AND CONTINGENCIES

We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2014 is month-to-month. The lease contained a provision for certain annual rental escalations. Rent expense under the operating lease agreement, inclusive of common area maintenance costs was $61,000, $85,000 and $84,000 for each of the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, we had no outstanding commitments to our portfolio company investments.

Legal Proceedings

Champion Window Arbitration Settlement—In January 2006, we sold our 31.5% ownership interest in Champion Window, Inc. (“Champion”), a portfolio company of the Fund, to Atrium Companies Inc. (“Atrium”) pursuant to a Stock Purchase Agreement (“SPA”) dated December 22, 2005. The SPA contained certain limited rights of indemnification for Atrium in connection with its purchase of such ownership interest.

More than five years after the closing of the sale of our Champion interest, Atrium filed suit in Texas state court, which was subsequently consolidated into an Arbitration Action, against two former officers of Champion, Equus, and another former Champion shareholder. The suit alleged breaches of fiduciary duty against Champion’s former officers for hiring undocumented workers that were discovered as a result of an investigation by the U.S. Immigration and Customs Enforcement agency (“ICE”) into Atrium’s hiring practices. The suit also sought indemnification under the SPA from these officers, Equus, and another former Champion shareholder, for a payment of $2.0 million made to ICE in settlement of the investigation and associated legal costs, as well as for claimed lost profits as a result of the investigation.

On February 4, 2015, without admitting to any liability on the part of Equus, we entered into a settlement agreement with Atrium and its associated companies. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, we agreed to pay $500,000, in complete settlement of the lawsuit, as being in the best interests of the Fund and its shareholders. This amount was accrued as of December 31, 2014 in the accompanying financial statements. The settlement payment was made on February 6, 2015. Atrium filed a motion to dismiss the lawsuit with prejudice on February 4, 2015.

Indemnification Settlement—Effective June 13, 2013, the Fund entered into a settlement agreement with Sam Douglass, a former director and executive officer of the Fund, in respect of a claim for indemnification pursuant to the General Corporation Law of Delaware and an indemnification agreement entered into by the Fund with Mr. Douglass on May 3, 2001. The settlement agreement provides for the reimbursement to Mr. Douglass of actual expenses incurred, excluding any fines or penalties, in connection with an enforcement action initiated by the Securities and Exchange Commission against Mr. Douglass in 2009. The settlement payment of $125,000 was made on June 24, 2013 and included in the Statement of Operations in 2013.

Lawsuit Settlement—On August 12, 2012, Paula Douglass filed a lawsuit against the Fund and members of the Board of Directors in the District Court of Harris County, Texas. Ms. Douglass’ complaint alleged various causes of action, including minority shareholder oppression, dilution, and breach of fiduciary duty, and sought unspecified damages and attorney’s fees. Effective June 13, 2013, the Fund entered into a settlement agreement with Ms. Douglass, Sam Douglass, as well as certain trusts controlled by them. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, the Board of Directors approved a payment of $402,254, in complete settlement of the lawsuit, as being in the best interests of the Fund and its shareholders. The settlement payment was made on July 30, 2013 and included in the Statement of Operations in 2013. Ms. Douglass filed a motion to dismiss the lawsuit with prejudice on August 8, 2013.

Table of Contents	51

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

(7) PORTFOLIO SECURITIES

2014 Portfolio Activity

During the year ended December 31, 2014, we made a capital infusion of $0.3 million relating to Spectrum. We also received a semi-annual interest payment of $0.04 million in cash and $0.2 million in the form of PIK’d interest in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (see “Significant Events−Plan of Reorganization” above). During the year ended December 31, 2014, we also received 9,129 shares of MVC in the form of dividend payments.

The following table includes significant investment activity during the year ended December 31, 2014 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
MVC Capital, Inc.	$524	$5,075	$—	$107	$5,706
Orco Property Group	—	—	—	171	171
Spectrum Management, LLC	—	—	269	—	269
	$524	$5,075	$269	$278	$6,146

During 2014, we realized capital gains of $0.7 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Orco Property Group	Real estate	Non-affiliate	Disposition	$(63)
MVC Capital, Inc.	Financial services	Non-affiliate	Share exchange	724
Various others			Disposition	(1)
				$660

During 2014, we recorded a net change in unrealized depreciation of $0.3 million, to arrive at net unrealized depreciation of $3.6 million as of December 31, 2014. Such change in depreciation resulted primarily from the following changes:

(i)

Increase in fair value of our holding in Equus Energy of $1.8 million due to an increase in comparable transactions for mineral leases, increased oil and gas production, as well as additional proved developed producing and proved developed producing behind-pipe reserves from new drilling and recompletion activities;

(ii)	Decrease in fair value of Equus Media Development Company, LLC of $0.1 million due to a net operating loss for the period equal to the amount of the decrease;
(iii)	Decrease in fair value of MVC of $1.7 million due to the decline in the stock price of MVC;
(iv)	Decrease in fair value of our holding of OPG Notes of $0.1 million due to adverse changes in the USD-EUR exchange rate; and
(v)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth.

2013 Portfolio Activity

During the year ended December 31, 2013, we had investment activity of $0.8 million in two portfolio companies. We made a capital infusion of $0.3 million relating to Spectrum Management. We made a short-term working capital loan of $0.5 million to Security Monitor Holdings, LLC (“SMH”). SMH is a company which specializes in managing and improving operations of distressed companies.

Table of Contents	52

The following table includes significant investment activity during the year ended December 31, 2013 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Security Monitor Holdings, LLC	$500	$—	$—	$—	$500
Spectrum Management, LLC	—	—	310	—	310
	$500	$—	$310	$—	$810

During 2013, we realized net capital losses of $9.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
The Bradshaw Group	Business products and services	Non-affiliate	Disposition	$(1,795)
Infinia Corporation	Alternative energy	Non-affiliate	Disposition	(8,000)
				$(9,795)

During 2013, we recorded a net change in unrealized depreciation of $13.3 million, to arrive at net unrealized depreciation of $3.9 million as of December 31, 2013. Such change in depreciation resulted primarily from the following changes:

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

We originally invested in the bonds of Orco Germany in April 2011. On May 7, 2012, holders of 72.5% of all Orco Germany bonds approved a joint restructuring of certain bond debt of Orco Germany and its parent company, OPG. Pursuant to such restructuring, approximately 84.5% of the Orco Germany bonds held by each bondholder were converted into Obligations Convertibles en Actions (“OCA”) on May 9, 2012. The OCA were converted into an aggregate of 26,209,613 OPG shares which were delivered in two tranches. The first tranche, consisting of 18,361,540 OPG shares, was delivered in May 2012, of which we received 1,102,455 OPG shares. The second tranche, consisting of 7,848,073 OPG shares, was delivered in October 2012, of which we received 471,211 OPG shares. Also in October 2012, the remaining 15.5% of the Orco Germany bonds held by each bondholder was converted into 6-year OPG Notes with a face value of €20.0 million bearing cash and PIK interest each at 5% per annum year period commencing in 2015. Of the total amount of OPG Notes issued, we received OPG Notes in the face amount of €1,200,790. On October 15, 2012, we announced the sale of 1,500,000 of our 1,573,666 OPG shares, where we received net cash proceeds of €3.8 million [$4.9 million]. As of December 31, 2012, we held 73,666 OPG shares, and €1,200,790 in OPG Notes.

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

Table of Contents	53

The following table includes significant investment activity during the year ended December 31, 2012 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Equus Energy, LLC	$—	$—	$6,800	$—	$6,800
Orco Property Group S.A.	—	—	—	301	301
Spectrum Management, LLC	—	—	139	—	139
	$—	$—	$6,939	$301	$7,240

During 2012, we realized net capital losses of $2.8 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
ConGlobal Industries Holding, Inc.	Shipping products and services	Control	Disposition	$(4,114)
Sovereign Business Forms, Inc.	Business products and services	Control	Disposition	(1,073)
Orco Property Group	Real estate	Non-affiliate	Disposition	2,318
Various others			Disposition	72
				$(2,797)

During 2012, we recorded a net change in unrealized depreciation of $0.2 million, to arrive at net unrealized depreciation of $17.2 million as of December 31, 2012. Such change in depreciation resulted primarily from the following changes:

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

(8) EQUUS ENERGY, LLC

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

Table of Contents	54

Revenue and Income. During 2014, Equus Energy’s revenue, operating revenue less direct operating expenses, and net income (loss) were $2,469,043, $1,321,470, and $93,034, respectively, as compared to revenue, operating revenue less direct operating expenses, and net income (loss) of $2,555,475, $1,314,816, and ($230,306), respectively, for 2013.

Capital Expenditures. During 2014, Equus Energy invested $499,245 in several drilling and recompletion projects. The principal projects are described below:

Conger Field (Chevron USA)

Recompletion of the EB Cope #10 Well. Recompletion of the EB Cope #10 gas well to the Wolfcamp shale oil formation was completed in July 2014 at a cost of $314,800 net to Equus Energy and began production on July 27, 2014. This well was expected to produce 22 BOPD and 25 MCF initial production and add 10,165 BBL in reserves net to Equus Energy. Estimated total production of oil and gas for this well, net to Equus Energy, during 2014 was approximately 5,000 BBL and 2,600 MCF of gas. The EB Cope lease concerns approximately 640 of Equus Energy’s 2,400 leasehold acres in the Conger Field.

Needville Field (Sue Ann Operating)

Recompletion of the Gray #2 Oil Well. In June 2014, Equus Energy consented to participate in the recompletion of the Gray #2 Oil Well. The recompletion was finalized at the end of July and additional funds were requested by the operator in August 2014 to install sand control. Total capital expenditures to Equus Energy (which include the recompletion costs as well as the sand control) were approximately $51,000 during 2014. The operator has projected the addition of 3,000 BBL in additional reserves net to Equus Energy.

We do not consolidate Equus Energy or its wholly-owned subsidiaries and accordingly only the value of our investment in Equus Energy is included on our statement of assets and liabilities. Our investment in Equus Energy is valued in accordance with our normal valuation procedures and is based in part on using a discounted cash flow analysis based on a reserve report prepared for Equus Energy by Lee Keeling & Associates, Inc., an independent petroleum engineering firm, the transactions and values of comparable companies in this sector, and the estimated value of leasehold mineral interests associated with the acreage held by Equus Energy. A valuation of Equus Energy was performed by a third-party valuation firm, who recommended a value range of Equus Energy consistent with the fair value we ascribed in our Schedule of Investments on page 39.

Table of Contents	55

Below is summarized unaudited consolidated financial information for Equus Energy as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013 (in thousands):

EQUUS ENERGY, LLC.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$613	$486
Accounts receivable	310	288
Prepaid expenses/deposits	35	—
Total current assets	958	774
Oil and gas properties	8,200	7,700
Less: accumulated depletion, depreciation and amortization	(1,768)	(983)
Net oil and gas properties	6,432	6,717
Other non-current investment	193	—
Total assets	$7,583	$7,491
Liabilities and members capital
Current liabilities:
Accounts payable and other	$71	$324
Due to the Fund	611	364
Total current liabilities	682	688
Asset retirement obligations	183	178
Total liabilities	865	866

Total members capital	6,718	6,625
Total liabilities and members capital	$7,583	$7,491

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

EQUUS ENERGY, LLC.

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013
	(Unaudited)
Operating revenue	$2,469	$2,556
Operating expenses
Direct operating expenses	1,148	1,241
Depletion, depreciation, amortization and accretion	790	989
General and administrative	438	535
Total operating expenses	2,376	2,765
Operating income (loss) before income tax expense	93	(209)
Income tax	—	(21)
Net income (loss)	$93	$(230)

Table of Contents	56

EQUUS ENERGY, LLC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net loss	93	(230)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depletion, depreciation and amortization	790	989
Changes in operating assets and liabilities:
Accounts receivable and other	(57)	(165)
Affiliate payable/receivable	247	353
Accounts payable and other	(253)	165
Net cash provided by operating activities	820	1,112
Cash flows from investing activities:
Investment in oil & gas properties	(500)	(801)
Other investments	(193)	—
Net cash used in investing activities	(693)	(801)
Net increase in cash	127	311
Cash and cash equivalents at beginning of period	486	175
Cash and cash equivalents at end of period	613	486

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation and amortization expense for the Company’s oil and gas properties totaled $0.8 million and $1.0 million for the years ended December 31, 2014 and December 31, 2013, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of December 31, 2014, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties for the years ended December 31, 2014 and 2013.

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

Table of Contents	57

Revenue Recognition - Revenue recognized for oil and natural gas sales under the sales method of accounting. Under this method, revenue recognized on production as it is taken and delivered to its purchasers. The volumes sold may be more or less than the volumes entitled to, based on the owner’s net leasehold interest. These differences result from production imbalances, which are not significant, and are reflected as adjustments to proven reserves and future cash flows in the unaudited consolidated financial information included herein.

Accounting Policy on DD&A - The Company employs the “Units of Production” method in calculating depletion of its proved oil and gas properties, wherein capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves.

Income Taxes --A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of December 31, 2014 and December 31, 2013, the Company recorded $0 and $22 thousand in federal income taxes, respectively.

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

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 were effective for the Fund beginning in the first quarter of 2014. Our adoption of ASU 2013-08 did not effect our financial position or results of operations.

(10) SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 2, 2015, we sold U.S. Treasury Bills for $15.0 million and repaid our year-end margin loan.

On January 6, 2015, we sold our interests in Spectrum to 5th Element as described under “Portfolio Securities” above. The purchase price of $3.9 million paid by 5th Element consisted of $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest of 14% per annum.

On January 6, 2015, in connection with the sale of our interest in Spectrum, our $0.5 million loan to SMH, together with all accrued interest amounting to approximately $0.1 million, was collected.

On January 30, 2015, we received a partial redemption payment in respect of our holding of OPG Notes in the amount of €36,587 [$41,478].

On February 4, 2015, we entered into a settlement agreement with Atrium Companies, Inc. (“Atrium”) and its subsidiary Champion Window, Inc. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, we agreed to pay $500,000, in complete settlement of a lawsuit commenced against the Fund by Atrium. The settlement payment was made on February 6, 2015 (see Note 6) and has been accrued as of December 31, 2014.

Table of Contents	58

On February 20, 2015, we sold our OPG Notes at a discount of 23% to their par value, receiving $1.0 million in cash and a realized gain of $0.4 million.

(11) SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2014
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014	TOTAL
Total investment income	$256	$64	$109	$536	$965
Net investment loss	(468)	(714)	(433)	(803)	(2,418)
Increase (decrease) in net assets resulting
from operations	(537)	1,011	(432)	(1,409)	(1,367)
Basic and diluted earnings (loss) per share (1)	(0.05)	0.09	(0.04)	(0.11)	(0.11)

(in thousands, except per share amounts)	Year Ended December 31, 2013
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	Total
Total investment income (loss)	$(95)	$14	$35	$53	$7
Net investment loss	(771)	(1,365)	(588)	(406)	(3,130)
Increase (decrease) in net assets resulting
from operations	(1,460)	(1,249)	(794)	3,845	342
Basic and diluted earnings (loss) per share (1)	(0.14)	(0.12)	(0.08)	0.36	0.02

(1) The sum of quarterly per share amount may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

Table of Contents	59

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We assessed our internal control over financial reporting as of December 31, 2014, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

Item 9B. Other Information

None.

Table of Contents	60

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2015 (the “2015 Proxy Statement”).

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is available to any person, without charge, upon request addressed to Equus Total Return, Inc., Attention: Corporate Secretary, 700 Louisiana Street, 48th Floor, Houston, TX 77002. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, or controller, we intend to disclose the same on its website at www.equuscap.com.

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2015 Proxy Statement.

Table of Contents	61

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Report of Independent Registered Public Accounting Firm—BDO USA, LLP	63
Schedule 12-14 Investments in and Advances to Affiliates	64

Table of Contents	62

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Equus Total Return, Inc.:

We have audited the balance sheet of Equus Total Return, Inc. (a Delaware corporation), including the schedule of investments, as of December 31, 2014 and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2014 and the selected per share data and ratios for the year ended December 31, 2014, and have issued our report thereon dated March 30, 2015 (included elsewhere in this Form 10-K). Our audit also included the Schedule 12-14 listed in Item 15(a)(1) of this Form 10-K. The Schedule 12-14 is the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion based on our audit.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO US, LLP

Houston, Texas

March 30, 2015

Table of Contents	63

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2014
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income	As of December 31, 2013 Fair Value	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2014 Fair Value
Control investments: Majority-owned

Equus Energy, LLC	Member interest (100%)	$-	$8,000	1,800	-	$9,800

Equus Media Development Company, LLC	Member interest (100%)	-	216	(1)	-	215

Spectrum Management, LLC	285,000 units of Class A member interest	-	-	-	-	-
	16% subordinated promissory note (d) (e)	580	2,889	269	-	3,158

Total Control investments: Majority-owned		580	11,105	2,068	-	13,173
Total Control investments		580	11,105	2,069	-	13,173
Affiliate Investments

PalletOne, Inc.	350,000 shares of common stock	-	250	710	-	960

Total Affiliate investments		-	250	710	-	960
Total Investments In and Advances to Affiliates		580	11,355	2,778	-	14,133

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2014.
(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Accrued income is impaired.
(e)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are neither consolidated nor accounted for under the equity method of accounting.

Table of Contents	64

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

Table of Contents	65

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 30, 2015	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 30, 2015
Fraser Atkinson

/S/ ALESSANDRO BENEDETTI	Director	March 30, 2015
Alessandro Benedetti

/S/ RICHARD F. BERGNER	Director	March 30, 2015
Richard F. Bergner

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	March 30, 2015
Kenneth I. Denos

/S/ GREGORY J. FLANAGAN	Director	March 30, 2015
Gregory J. Flanagan

/S/ HENRY W. HANKINSON	Director	March 30, 2015
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 30, 2015
Robert L. Knauss

/S/ BERTRAND DES PALLIERES	Director	March 30, 2015
Bertrand des Pallieres

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	March 30, 2015
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2015
L’Sheryl D. Hudson

Table of Contents	66