Form 10-Q
period 2015-03-31
EQUUS TOTAL RETURN, INC.
filed 2015-05-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 14, 2015.

Table of Contents

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Table of Contents	2

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2015	December 31, 2014
	(Unaudited)
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $16,058 respectively)	$9,215	$13,173
Affiliate investments (cost at $350 and $350 respectively)	2,208	960
Non-affiliate investments - related party (cost at $5,760 and $5,706 respectively)	3,890	3,981
Non-affiliate investments (cost at $915 and $1,097 respectively)	915	1,532
Total investments in portfolio securities at fair value	16,228	19,646
Cash and cash equivalents	18,971	15,697
Restricted cash and temporary cash investments	—	15,149
Accounts receivable from investments	616	614
Accrued interest receivable	30	764
Accrued dividend receivable	—	54
Accounts receivable and other	22	114
Total assets	35,867	52,038
Liabilities and net assets
Accounts payable and accrued liabilities	222	664
Accounts payable to related parties	283	174
Borrowing under margin account	—	14,999
Total liabilities	505	15,837

Commitments and contingencies (see Note 2)

Net assets	$35,362	$36,201

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	54,227	56,049
Undistributed net investment losses	(18,031)	(16,956)
Undistributed net capital gains	—	660
Unrealized appreciation (depreciation) of portfolio securities, net	1,023	(1,840)
Unrealized depreciation of portfolio securities - related party, net	(1,870)	(1,725)
Total net assets	$35,362	$36,201
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.79	$2.86

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2015	2014
Investment income:
Interest and dividend income:
Control investments	$—	$198
Non-affiliate investments	44	59
Total interest and dividend income	44	257
Interest from temporary cash investments	—	—
Total investment income	44	257

Expenses:
Professional fees	327	291
Compensation expense	624	212
Director fees and expenses	95	96
General and administrative expense	41	100
Mailing, printing and other expenses	23	21
Taxes	7	6
Interest expense	1	—
Total expenses	1,118	726

Net investment loss	(1,074)	(469)

Net realized gain (loss):
Control investments	(2,850)	—
Non-affiliate investments	372	—
Temporary cash investments	(5)	(1)
Net realized loss	(2,483)	(1)

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	1,023	(4,024)
Beginning of period	(1,840)	(3,956)
Net change in unrealized appreciation (depreciation) of portfolio securities	2,863	(68)

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,870)	—
Beginning of period	(1,725)	—
Net change in unrealized depreciation of portfolio securities - related party	(145)	—

Net decrease in net assets resulting from operations	$(839)	$(538)

Net decrease in net assets resulting from operations per share:
Basic and diluted	$(0.07)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	12,674	10,562

 The accompanying notes are an integral part of these financial statements.

Table of Contents	4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Net decrease in net assets resulting from operations	$(839)	$(538)
Net assets at beginning of period	36,201	33,217
Net assets at end of period	$35,362	$32,679

 The accompanying notes are an integral part of these financial statements.

Table of Contents	5

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Reconciliation of decrease in net assets resulting from operations to net cash provided by operating activities:
Net decrease in net assets resulting from operations	$(839)	$(538)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss	2,483	1
Net change in unrealized depreciation of portfolio securities	(2,863)	68
Net change in unrealized depreciation of portfolio securities - related party	145
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(74)
Net proceeds from dispositions of portfolio securities	372	—
Principal payments received from portfolio securities	4,255	—
Sales of temporary cash investments, net	15,144	15,149
Decrease (increase) in accounts receivable from investments	(2)	(4)
Increase in accrued interest receivable	(181)	(216)
Increase (decrease) in accounts receivable and other	92	(8)
(Decrease) increase in accounts payable and accrued liabilities	(442)	148
(Decrease) increase in accounts payable to related parties	109	99
Net cash provided by operating activities	18,273	14,625
Cash flows from financing activities:
Repayments under margin account	(14,999)	(15,000)
Net cash used in financing activities	(14,999)	(15,000)
Net increase (decrease) in cash and cash equivalents	3,274	(375)
Cash and cash equivalents at beginning of period	15,697	19,065

Cash and cash equivalents at end of period	$18,971	$18,690
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$915	$—
Accrued interest or dividends exchanged for portfolio securities - related party	$54	$—

Supplemental disclosure of cash flow information:
Interest paid	$1	$—
Income taxes paid	$7	$11

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ending March 31,
	2015	2014

Investment income	$0.00	$0.03
Expenses	0.09	0.07

Net investment loss	(0.09)	(0.04)

Net realized loss	(0.20)	—
Net change in unrealized depreciation	0.23	(0.01)
Net change in unrealized depreciation - related party	(0.01)	—
Net decrease in net assets	(0.07)	(0.05)
Net assets at beginning of period	2.86	3.14
Net assets at end of period, basic and diluted	$2.79	$3.09
Weighted average number of shares outstanding during period,
in thousands	12,674	10,562
Market price per share:
Beginning of period	$2.10	$1.99
End of period	$1.95	$1.92
Selected information and ratios:
Ratio of expenses to average net assets	3.12%	2.20%
Ratio of net investment loss to average net assets	(3.00%)	(1.48%)
Ratio of net decrease in net assets resulting from operations to average net assets	(2.34%)	(1.63%)
Total return on market price (1)	(7.14%)	(3.52%)

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statement

Table of Contents	7

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		7,050	9,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	215
Total Control Investments: Majority-owned (represents 56.8% of total investments at fair value)					$10,050	$9,215
Affiliate Investments(4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.8%)		$350	$2,208
Total Affiliate Investments (represents 13.6% of total investments at fair value)					$350	$2,208
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	September 2014	410,360 shares of common stock (1.7%) (5)		$5,760	$3,890
Total Non-Affiliate Investments - Related Party (represents 24.0% of total investments at fair value)					$5,760	$3,890
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking LLC Boston, MA	Business products and services	January 2015	14% promissory note due 1/16 (2)	$915	$915	$915
Total Non-Affiliate Investments (represents 5.6% of total investments at fair value)					$915	$915
Total Investment in Portfolio Securities					$17,075	$16,228

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Pursuant to a Share Exchange Agreement between the Fund and MVC dated May 14, 2014, MVC has the right to rescind the Agreement and cancel the Share Exchange if Equus does not complete a “reorganization” (as defined under Section 2(a)(33) of the 1940 Act) within a 90-day period following the 1-year anniversary date of the Agreement.

The accompanying notes are an integral part of these financial statements.

Table of Contents	8

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2015

(Unaudited)

Except for our holding of shares of MVC Capital, Inc. (“MVC”), substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant foreign regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2015, except for our shareholding in MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 56.8% of the total value of the investments in portfolio securities as of March 31, 2015.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2015 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$10,050	$9,215	26.1%
Common stock	6,110	6,098	17.2%
Secured and subordinated debt	915	915	2.6%

Total	$17,075	$16,228	45.9%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2015 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$9,000	25.5%
Financial services	3,890	11.0%
Shipping products and services	2,208	6.2%
Business products and services	915	2.6%
Media	215	0.6%
Total	$16,228	45.9%

The accompanying notes are an integral part of these financial statements.

Table of Contents	9

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
(6)	Pursuant to a Share Exchange Agreement between the Fund and MVC dated May 14, 2014, MVC has the right to rescind the Agreement and cancel the Share Exchange if Equus does not complete a “reorganization” (as defined under Section 2(a)(33) of the 1940 Act) within a 90-day period following the 1-year anniversary date of the Agreement
(7)	In October 2014, the terms of these notes were amended to provide, among other changes, an extension of the maturity date to October 2019, and a reduction in the interest rate applicable to the notes from a combination of 5% cash and 5% payment-in-kind securities, to 7% in cash.

The accompanying notes are an integral part of these financial statements.

Table of Contents	10

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2014

Except for our holding of shares of MVC and our notes of Orco Property Group S.A. (“OPG”), substantially all of our portfolio securities as of December 31, 2014 are restricted from public sale without prior registration under the Securities Act. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As defined in the 1940 Act, all of our investments are in eligible portfolio companies. We provide significant managerial assistance to portfolio companies that comprise 67.1% of the total value of the investments in portfolio securities as of December 31, 2014.

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

MARCH 31, 2015

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

We elected to be treated as a business development company (“BDC”) under the 1940 Act. We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”).

Table of Contents	12

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through March 31, 2016. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents—As of March 31, 2015, we had cash and cash equivalents of $19.0 million. We had $16.2 million of our net assets of $35.4 million invested in portfolio securities.

As of December 31, 2014, we had cash and cash equivalents of $15.7 million. We had $19.7 million of our net assets of $36.2 million invested in portfolio securities. We also had $15.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2015 and we subsequently repaid this margin loan. The margin loan and interest was paid on February 4, 2015.

Dividends— We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—As of March 31, 2015, we had no outstanding commitments to our portfolio company investments.

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

We had no RIC borrowings or restricted cash as of March 31, 2015.

As of December 31, 2014, we borrowed $15.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.1 million. The U.S. Treasury bills were sold on January 2, 2015 and the total amount borrowed was repaid at that time. The margin loan and interest was paid on February 4, 2015.

Certain Risks and Uncertainties— During the years following the 2008 financial crisis and continuing to the present, the relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first three months of 2015, the price of our common stock continued to fall well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our 2015 operating requirements.

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

Table of Contents	14

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

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we might realize significantly less than the value at which such investment had previously been recorded. With respect to Level 3 investments, where sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, we undertake, on a quarterly basis, a valuation process as described below:

•	For each debt investment, a basic credit rating review process is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by our Investment Committee.

•	Each portfolio company or investment is valued by an investment professional.

•	Third party valuation firm(s) are engaged to provide valuation services as requested, by reviewing Management’s preliminary valuations. Our Management’s preliminary fair value conclusions on each of the Fund’s assets for which sufficient market quotations are not readily available, where determined by our Management, is reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the Audit Committee or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or another valuation method based on the discretion of our Board.

•	The Audit Committee reviews the preliminary valuations of our Management and independent valuation firms and, if appropriate, recommends the approval of the valuations by the Board.

•	Our Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of Management, the Audit Committee and, where appropriate, the respective independent valuation firms.

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

Table of Contents	15

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

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals and, where necessary, with independent valuation firms engaged by the Fund;

2.	The independent valuation firms conduct independent valuations and make their own independent assessments;

3.	The Audit Committee of our Board reviews and discusses the preliminary valuation of the Fund and that of the independent valuation firms; and

4.	The Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Management, the respective independent valuation firm and the Audit Committee.

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

Table of Contents	16

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $12.3 million and $15.7 million as of March 31, 2015 and December 31, 2014, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of March 31, 2015, one of our portfolio investments, 410,360 common shares of MVC, was publicly listed on the NYSE. As of December 31, 2014, one of our portfolio investments, 404,968 common shares of MVC was publicly listed on the NYSE and our holding of €1,200,790 [$1.5 million] in OPG notes was publicly listed on the Luxembourg Stock Exchange.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the quarter ended March 31, 2015 and the year ended December 31, 2014.

As of March 31, 2015, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of March 31, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$9,215	$—	$—	$9,215
Affiliate investments	2,208	—	—	2,208
Non-affiliate investments - related party	3,890	3,890	—	—
Non-affiliate investments	915	—	—	915
Total investments in portfolio securities	$16,228	$3,890	$—	$12,338

Table of Contents	17

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2015 for all investments for which we determine fair value using unobservable (Level 3) factors (unaudited):

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2014	$13,173	$960	$1,532	$15,665
Realized gains (losses)	(2,850)	—	372	(2,478)
Change in unrealized appreciation (depreciation)	2,050	1,248	(580)	2,718
Purchases of portfolio securities	—	—	54	54
Proceeds from sales/dispositions	(3,158)	—	(463)	(3,621)
Fair value as of March 31, 2015 (unaudited)	$9,215	$2,208	$915	$12,338

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors (unaudited):

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2013	$11,105	$250	$1,980	$13,335
Purchases of portfolio securities	74	—	—	74
Fair value as of March 31, 2014 (unaudited)	$11,179	$150	$1,980	$13,409

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

Table of Contents	18

As of March 31, 2015 and December 31, 2014, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

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

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million for the year ended December 31, 2014.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the year ended December 31, 2014

Significant Unobservable Inputs — Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with distinct contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including historical and forecasted financial and operational performance of the portfolio company, project cash flows, market multiples comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs.

Table of Contents	19

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2015 (unaudited):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$915	Enterprise value	Discount for lack of marketability	0%	0%
Common stock	2,208	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	0%	35%

		Asset approach	Recovery rate	0%	100%
Limited liability company investments	9,215	Discounted cash flow; Guideline transaction method	Reserve adjustment factors	75%	100%
	$12,338

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

In 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $18,750 for each of the quarters ended March 31, 2015 and 2014.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered. During the quarters ended March 31, 2015 and 2014, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $91,813 and $83,375, respectively, for services provided to the Fund.

(5)	Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

(6)	Portfolio Securities

On January 6, 2015, we sold our interests in Spectrum to 5th Element Tracking, LLC (“5th Element”). The purchase price of $3.9 million paid by 5th Element consisted of $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum. We realized a net capital loss of $2.8 million in connection with the sale of our interest in Spectrum.

Also on January 6, 2015, in connection with the sale of our interest in Spectrum, our $0.5 million loan to Security Monitor Holdings, LLC, together with all accrued interest amounting to approximately $0.1 million, was repaid.

On January 30, 2015, we received a partial redemption payment in respect of our holding of OPG Notes in the amount of €36,587 [$41,478].

Table of Contents	20

On February 20, 2015, we sold our OPG Notes at a discount of 23% to their par value, receiving $1.0 million in cash and a realized gain of $0.4 million.

During the three months ended March 31, 2015, we recorded a net change in unrealized depreciation of $2.7 million, to a net unrealized depreciation of $0.8 million. Such change in unrealized depreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our holdings in Equus Energy, LLC of $0.8 million, principally due to a combination of decreased production and declining oil and prices;

(ii)	Decrease in the fair value of our shareholding in MVC of $0.1 million due to a decrease in the MVC share price during the quarter;

(iii)	Increase in fair value of our shareholding in PalletOne, Inc. of $1.2 million due to an overall improvement in the industry sector for packaging companies, as well as continued revenue and earnings growth;

(iii)	Transfer of unrealized depreciation to realized gain on our holding of OPG Notes of $0.4 million in connection with the sale of our interest in the OPG Notes; and,

(iv)	Transfer of unrealized depreciation to realized loss on our holdings in Spectrum of $2.9 million in connection with the sale of our interest in Spectrum.

During the three months ended March 31, 2014, we capitalized legal and consulting expenses of $0.7 million relating to the sale of our holdings in Spectrum. We also received a semi-annual interest payment of $0.04 million in respect of our holding of €1.2 million [$1.5 million] in OPG notes.

During the three months ended March 31, 2014, we did not realize any significant gains or losses on sales of portfolio securities.

During the three months ended March 31, 2014, net unrealized depreciation on investments increased $0.07 million, to a net unrealized depreciation of $4.0 million. Such increase in unrealized depreciation is largely due to the decrease in fair value of our holdings in OPG of $0.1 million due to a decline in the price of our OPG shares, which we sold in April 2014.

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

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in certain oil and gas working interests which are presently derived from 130 producing and non-producing oil and gas wells.  The working interests include associated development rights of approximately 21,220 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells

Table of Contents	21

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

Revenue and Income. During the three months ended March 31, 2015, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.3 million, $0.02 million, and ( $0.3) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss of $0.5 million, $0.2 million, and ($0.1) million, respectively, for the three months ended March 31, 2014.

Capital Expenditures. During the three months ended March 31, 2015, Equus Energy did not make any capital expenditures or otherwise participate in any new drilling or recompletion activities. The operators of the various working interest have communicated their intent to wait until later in 2015, commensurate with a gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, respectively, (in thousands).

EQUUS ENERGY, LLC.

Consolidated Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$635	$613
Accounts receivable	169	310
Prepaid expenses/deposits	14	35
Total current assets	818	958
Oil and gas properties	8,245	8,200
Less: accumulated depletion, depreciation and amortization	(1,957)	(1,768)
Net oil and gas properties	6,288	6,432
Other non-current investment	193	193
Total assets	$7,299	$7,583
Liabilities and members capital
Current liabilities:
Accounts payable and other	$82	$71
Due to affiliate	611	611
Total current liabilities	693	682
Asset retirement obligations	180	183
Total liabilities	873	865
Total members capital	6,426	6,718
Total liabilities and members capital	$7,299	$7,583

Table of Contents	22

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

EQUUS ENERGY, LLC.

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2015	2014
Operating revenue	$284	$540
Operating expenses
Direct operating expenses	259	335
Depletion, depreciation, amortization and accretion	186	196
General and administrative	131	151
Total operating expenses	576	682
Net loss	$(292)	$(142)

Table of Contents	23

EQUUS ENERGY, LLC.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(292)	$(142)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depletion, depreciation and amortization	186	196
Changes in operating assets and liabilities:
Accounts receivable and other	162	79
Affiliate payable/receivable	—	14
Accounts payable and other	11	(203)
Net cash provided by (used in) operating activities	67	(56)
Cash flows from investing activities:
Investment in oil & gas properties	(45)	(24)
Net cash used in investing activities	(45)	(24)
Net increase (decrease) in cash	22	(80)
Cash and cash equivalents at beginning of period	613	486
Cash and cash equivalents at end of period	$635	$406

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation and amortization expense for the Company’s oil and gas properties totaled $0.2 million for the three months ended March 31, 2015 and March 31, 2014.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2015, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during 2014 or during the three months ended March 31, 2015.

Table of Contents	24

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

Income Taxes -A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of March 31, 2015 and March 31, 2014, the Company recorded $0 in federal income taxes, respectively.

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

Table of Contents	25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equus Total Return, Inc. (“we,” “us,” “our,” “Equus,” the “Company,” and the “Fund”), a Delaware corporation, was formed on August 16, 1991. Our shares trade on the New York Stock Exchange under the symbol ‘EQS’. Our investment strategy seeks to provide the highest total return, consisting of capital appreciation and current income.

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

Plan of Reorganization

On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act. As a first step to consummating the reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. The number of Equus shares sold to MVC pursuant to the Share Exchange represents approximately 16.7% of our issued and outstanding shares of common stock at March 31, 2015. We incurred dilution of $0.11 per share as a result of the Share Exchange. Since the announcement, we have received 14,521 shares of MVC (market value of $0.2 million calculated as of the date of receipt) in the form of dividend payments.

Pursuant to the terms of a Share Exchange Agreement, dated May 14, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the reorganization by pursuing a merger or consolidation with MVC, or a subsidiary of MVC, or one or more of MVC’s portfolio companies (the “Consolidation”). Absent Equus merging or consolidating with/into MVC, our current intention is for Equus to (i) consummate the Consolidation, (ii) terminate its election to be classified as a business development company under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector.

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

Table of Contents	26

Valuation of Investments— Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Valuations of portfolio securities are performed in accordance with GAAP and the financial reporting policies of the Securities and Exchange Commission. The applicable methods prescribed by such principles and policies are described below:

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

Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2) or unobservable (Level 3). As of March 31, 2015, these securities, consisting of our holding of MVC shares, represented 10.9% of our investments in portfolio securities. We utilized independent pricing services with certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services, we perform a market-yield approach to validate prices obtained or obtain other evidence.

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

Table of Contents	27

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $12.3 million and $15.7 million as of March 31, 2015 and December 31, 2014, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of March 31, 2015, one of our portfolio investments, 410,360 common shares of MVC was publicly listed on the NYSE. As of December 31, 2014, one of our portfolio investments, 404,968 common shares of MVC, was publicly listed on the NYSE and our holding of €1,200,790 [$1.5 million] in OPG notes was publicly listed on the Luxembourg Stock Exchange.

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will are required as a result of the adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 were effective for the Fund beginning in the first quarter of 2014. Our adoption of ASU 2013-08 did not affect our financial position or results of operations.

Table of Contents	28

Current Market Conditions

Overall economic conditions in the United States have improved, albeit slowly, since the market downturn of 2008-09. The U.S. economy grew at 2.43% in 2014 but slowed to an annualized rate of 0.2% in the first quarter of 2015. Nevertheless, the International Monetary Fund is forecasting higher growth in 2015 (3.5%). Global growth for 2015 is also predicted at 3.5%, largely driven by growth in the U.S. and Asia, with the Euro zone predicted to grow at only 1.2%. (Sources: Forbes, Reuters, and Newsweek)

Market conditions for business transactions including mergers and acquisitions and private equity investments improved to their highest level since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. Private equity activity increased 47% from 2013 to 2014, as private equity firms as a group enjoyed more success during the year in monetizing their investments through sales and public listings, and mergers and acquisition activity hit an 8-year high in the first quarter of 2015. (Sources: USA Today and Fortune)

During the three months ended March 31, 2015, our net asset value decreased from $2.86 per share to $2.79 per share, a decrease of 2.4%. As of March 31, 2015, our common stock is trading at a 30.1% discount to our net asset value as compared to 26.5% as of December 31, 2014.

Over the past several years, we have executed certain initiatives to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and realize certain of our portfolio investments. Specifically, we changed the composition of our Board of Directors and Management, terminated certain of our follow-on investments, internalized the management of the Fund, suspended our managed distribution policy, modified our investment strategy to pursue shorter term liquidation opportunities, pursued non-cash investment opportunities, and sold certain of our legacy and underperforming investment holdings. We believe these actions continue to be necessary to protect capital and liquidity in order to preserve and enhance shareholder value. Because our Management is internalized, certain of our expenses should not increase commensurate with an increase in the size of the Fund and, therefore, we expect to achieve efficiencies in our cost structure if we are able to grow the Fund.

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

Table of Contents	29

Results of Operations

Investment Income and Expense

Net investment loss was $1.1 million and $0.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The decrease in net investment loss generated at March 31, 2015 compared to March 31, 2014 is due primarily to a decrease in total investment income and an increase in operating expense.

Investment income was $0.04 million for the three months ended March 31, 2015 compared to $0.3 million for the three months ended March 31, 2014. The decrease was primarily due to the decrease in income producing investments due to the sale of our interests in SMH, Spectrum, and OPG during the three months ended March 31, 2015.

Total expenses increased $0.4 million for the three months ended March 31, 2015 compared to March 31, 2014, primarily due to officer and employee bonuses earned during the period.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2015, we realized capital losses of $2.5 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Spectrum Management, LLC	Business products and services	Control	Disposition	$(2,850)
Orco Property Group S. A.	Real Estate	Non-affiliate	Disposition	372
Various others	Disposition
				$(2,483)

During the three months ended March 31, 2014, we realized a loss of $0.1 million from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the three months ended March 31, 2015, we recorded a net change in unrealized depreciation of $2.7 million, to a net unrealized depreciation of $0.8 million. Such change in unrealized depreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our holdings in Equus Energy, LLC of $0.8 million, principally due to a combination of decreased production and declining oil and prices;

(ii)	Decrease in the fair value of our shareholding in MVC of $0.1 million due to a decrease in the MVC share price during the quarter;

(iii)	Increase in fair value of our shareholding in PalletOne, Inc. of $1.2 million due to an overall improvement in the industry sector for packaging companies, as well as continued revenue and earnings growth;

(iii)	Transfer of unrealized depreciation to realized gain on our holding of OPG Notes of $0.4 million in connection with the sale of our interest in the OPG Notes; and,

(iv)	Transfer of unrealized depreciation to realized loss on our holdings in Spectrum of $2.9 million in connection with the sale of our interest in Spectrum.

During the three months ended March 31, 2014, net unrealized depreciation on investments increased $0.07 million, to a net unrealized depreciation of $4.0 million. Such increase in unrealized depreciation is largely the result of a decrease in the fair value of our holdings in OPG of $0.1 million, which was due to a decline in the price of OPG shares.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Table of Contents	30

Portfolio Securities

On January 6, 2015, we sold our interests in Spectrum to 5th Element Tracking, LLC (“5th Element”). The purchase price of $3.9 million paid by 5th Element consisted of $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum. We realized a net capital loss of $2.8 million in connection with the sale of our interest in Spectrum.

Also on January 6, 2015, in connection with the sale of our interest in Spectrum, our $0.5 million loan to Security Monitor Holdings, LLC, together with all accrued interest amounting to approximately $0.1 million, was repaid.

On January 30, 2015, we received a partial redemption payment in respect of our holding of OPG Notes in the amount of €36,587 [$41,478].

On February 20, 2015, we sold our OPG Notes at a discount of 23% to their par value, receiving $1.0 million in cash and a realized gain of $0.4 million.

During the three months ended March 31, 2015, we received dividends in the form of additional shares of $0.05 million relating to our shareholding in MVC. As a result of the sale of our interests in Spectrum to 5th Element Tracking, LLC, we received $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum.

During the three months ended March 31, 2014, we capitalized legal and consulting expenses of $0.7 million relating to our holdings in Spectrum. We also received a semi-annual interest payment of $0.04 million in respect of our holding of €1.2 million [$1.5 million] in OPG notes.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company, Equus Energy, LLC, and was 25.4% of the net asset value and 55.5% of our investments in portfolio company securities (at fair value) as of March 31, 2015. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Table of Contents	32

Item 1A. Risk Factors

There have been no material changes in the Fund’s risk factors from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Table of Contents	33

Item 6. Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on June 30, 2014.]

10.	Material Contracts.

(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]

(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(e)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014. [Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 15, 2014.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

Table of Contents	34

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 14, 2015

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

Table of Contents	35