Form 10-Q
period 2015-06-30
EQUUS TOTAL RETURN, INC.
filed 2015-08-12
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 12, 2015.

Table of Contents

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Table of Contents	2

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2015	December 31, 2014
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $16,058 respectively)	$8,715	$13,173
Affiliate investments (cost at $350 and $350 respectively)	5,627	960
Non-affiliate investments - related party (cost at $5,815 and $5,706 respectively)	4,243	3,981
Non-affiliate investments (cost at $915 and $1,097 respectively)	915	1,532
Total investments in portfolio securities at fair value	19,500	19,646
Cash and cash equivalents	17,977	15,697
Restricted cash and temporary cash investments	—	15,149
Accounts receivable from investments	614	614
Accrued interest receivable	62	764
Accrued dividend receivable	—	54
Accounts receivable and other	169	114
Total assets	38,322	52,038
Liabilities and net assets
Accounts payable and accrued liabilities	87	664
Accounts payable to related parties	250	174
Borrowing under margin account	—	14,999
Total liabilities	337	15,837

Commitments and contingencies (see Note 2)

Net assets	$37,985	$36,201

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	54,227	56,049
Undistributed net investment losses	(18,625)	(16,956)
Undistributed net capital gains	—	660
Unrealized appreciation (depreciation) of portfolio securities, net	3,942	(1,840)
Unrealized depreciation of portfolio securities - related party, net	(1,572)	(1,725)
Total net assets	$37,985	$36,201
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.00	$2.86

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Investment income:
Interest and dividend income:
Control investments	$—	$—	$—	$198
Non-affiliate investments - related party	55	—	55	—
Non-affiliate investments	32	64	76	122
Total interest and dividend income	87	64	131	320
Interest from temporary cash investments	2	—	2	—
Total investment income	89	64	133	320

Expenses:
Professional fees	109	237	436	528
Compensation expense	239	225	863	437
Director fees and expenses	116	161	211	257
General and administrative expense	135	69	176	169
Mailing, printing and other expenses	66	77	89	98
Taxes	18	8	25	14
Interest expense	—	—	1	—
Total expenses	683	777	1,801	1,503

Net investment loss	(594)	(713)	(1,668)	(1,183)

Net realized gain (loss):
Control investments	—	—	(2,850)	—
Non-affiliate investments	—	660	372	660
Temporary cash investments	—	—	(5)	—
Net realized gain (loss)	—	660	(2,483)	660

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	3,942	(2,502)	3,942	(2,502)
Beginning of period	1,023	(4,024)	(1,840)	(3,956)
Net change in unrealized appreciation (depreciation) of portfolio securities	2,919	1,522	5,782	1,454

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,572)	(458)	(1,572)	(458)
Beginning of period	(1,870)	—	(1,725)	—
Net change in unrealized depreciation of portfolio securities - related party	298	(458)	153	(458)

Net increase in net assets resulting from operations	$2,623	$1,011	$1,784	$473

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.21	$0.09	$0.14	$0.04
Weighted average shares outstanding:
Basic and diluted	12,674	11,676	12,674	11,122

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
Net increase in net assets resulting from operations	$1,784	$473
Shares issued for portfolio securities - related party	—	4,351
Increase in net assets	1,784	4,824
Net assets at beginning of period	36,201	33,217
Net assets at end of period	$37,985	$38,041

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
Reconciliation of increase in net assets resulting from operations to net cash provided by operating activities:
Net increase in net assets resulting from operations	$1,784	$473
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss (gain)	2,483	(660)
Net change in unrealized appreciation (depreciation) of portfolio securities	(5,782)	(458)
Net change in unrealized depreciation of portfolio securities - related party	(153)	(538)
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(647)
Net proceeds from dispositions of portfolio securities	372	62
Principal payments received from portfolio securities	4,255	—
Sales of temporary cash investments, net	15,144	15,149
Increase in accounts receivable from investments	—	(202)
(Increase) decrease in accrued interest receivable	(268)	4
Increase in accounts receivable and other	(55)	(280)
(Decrease) increase in accounts payable and accrued liabilities	(577)	194
Increase in accounts payable to related parties	76	36
Net cash provided by operating activities	17,279	13,133
Cash flows from financing activities:
Repayments under margin account	(14,999)	(15,000)
Net cash used in financing activities	(14,999)	(15,000)
Net increase (decrease) in cash and cash equivalents	2,280	(1,867)
Cash and cash equivalents at beginning of period	15,697	19,065

Cash and cash equivalents at end of period	$17,977	$17,198
Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$—	$4,351
Accrued interest or dividends exchanged for portfolio securities	$915	$117
Accrued interest or dividends exchanged for portfolio securities - related party	$110	$—

Supplemental disclosure of cash flow information:
Interest paid	$1	$—
Income taxes paid	$22	$11

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six months ended June 30,
	2015	2014
Investment income	$0.01	$0.03
Expenses	0.14	(0.14)

Net investment loss	(0.13)	(0.11)

Net realized (loss) gain	(0.20)	0.06
Net change in unrealized depreciation	0.46	0.13
Net change in unrealized depreciation - related party	0.01	(0.04)
Net increase in net assets from operations	0.14	0.04
Capital transactions:
Shares issued for portfolio securities	—	0.39
Dilutive effect of shares issued	—	(0.57)
Decrease in net assets resulting from capital transactions	—	(0.18)
Net increase (decrease) in net assets	0.14	(0.14)
Net assets at beginning of period	2.86	3.14
Net assets at end of period, basic and diluted	$3.00	$3.00
Weighted average number of shares outstanding during period,
in thousands	12,674	11,122
Market price per share:
Beginning of period	$2.10	$1.92
End of period	$1.90	$2.48
Selected information and ratios:
Ratio of expenses to average net assets	4.86%	4.56%
Ratio of net investment loss to average net assets	(4.50%)	(3.58%)
Ratio of net increase in net assets resulting from operations to average net assets	4.81%	1.30%
Total return on market price (1)	(9.52%)	29.17%

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statement

Table of Contents	7

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,500
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	215
Total Control Investments: Majority-owned (represents 44.7% of total investments at fair value)					$10,050	$8,715
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.8%)		$350	$5,627
Total Affiliate Investments (represents 28.8% of total investments at fair value)					$350	$5,627
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	September 2014	415,946 shares of common stock (1.7%) (5)		$5,815	$4,243
Total Non-Affiliate Investments - Related Party (represents 21.8% of total investments at fair value)					$5,815	$4,243
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking LLC Boston, MA	Business products and services	January 2015	14% promissory note due 1/16 (2)	$915	915	915
Total Non-Affiliate Investments (represents 4.7% of total investments at fair value)					$915	$915
Total Investment in Portfolio Securities					$17,130	$19,500

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Pursuant to a Share Exchange Agreement between the Fund and MVC dated May 14, 2014, MVC has the right to rescind the Agreement and cancel the Share Exchange if Equus does not complete a “reorganization” (as defined under Section 2(a)(33) of the 1940 Act) within a 90-day period following the 1-year anniversary date of the Agreement.

The accompanying notes are an integral part of these financial statements.

Table of Contents	8

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2015

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

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2015, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 44.7% of the total value of the investments in portfolio securities as of June 30, 2015.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2015 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$10,050	$8,715	22.9%
Common stock	6,165	9,870	26.0%
Secured and subordinated debt	915	915	2.4%
Total	$17,130	$19,500	51.3%

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2015 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$8,500	22.4%
Financial services	4,243	11.2%
Shipping products and services	5,627	14.8%
Business products and services	915	2.4%
Media	215	0.5%
Total	$19,500	51.3%

The accompanying notes are an integral part of these financial statements.

Table of Contents	9

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

Except for our holding of shares of MVC and our notes of Orco Property Group S.A. (“OPG”), substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

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

JUNE 30, 2015

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies (or smaller public companies) in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our Management and Board of Directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”). Certain previously reported June 30, 2014 amounts have been reclassified to conform with the current presentation.

Table of Contents	12

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through June 30, 2016. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents—As of June 30, 2015, we had cash and cash equivalents of $18.0 million. We had $19.5 million of our net assets of $38.0 million invested in portfolio securities.

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

Investment Commitments—As of June 30, 2015, we had no outstanding commitments to our portfolio company investments.

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

We had no RIC borrowings or restricted cash as of June 30, 2015.

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

Certain Risks and Uncertainties— Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first six months of 2015, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2015 and the first six months of 2016.

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

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we might realize significantly less than the value at which such investment had previously been recorded. With respect to Level 3 investments, where sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, we undertake, on a quarterly basis, a valuation process as described below:

•	For each debt investment, a basic credit review process is completed. The risk profile on every credit facility is reviewed and either reaffirmed or revised by our Investment Committee.

•	Each portfolio company or investment is valued by an investment professional

•	Third party valuation firm(s) are engaged to provide valuation services as requested, by reviewing Management’s preliminary valuations and/or analysis of the portfolio investment in question. For investments with a fair value exceeding $2.5 million, our Management’s preliminary fair value conclusions on each of the Fund’s assets for which sufficient market quotations are not readily available is reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the Audit Committee or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or another valuation method based on the discretion of our Board.

•	The Audit Committee reviews the preliminary valuations of our Management and independent valuation firms and, if appropriate, recommends the approval of the valuations by the Board.

•	Our Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of Management, the Audit Committee and, where appropriate, the respective independent valuation firms.

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

Our general intent is to hold our loans to maturity when appraising our privately held debt investments. As such, we believe that the fair value will not exceed the cost of the investment. However, in addition to the previously described analysis involving allocation of value to the debt instrument, we will often perform a yield analysis to determine if a debt security has been impaired. Certificates of deposit purchased by the Fund generally will be valued at their face value, plus interest accrued to the date of valuation.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $15.3 million and $15.7 million as of June 30, 2015 and December 31, 2014, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of June 30, 2015, one of our portfolio investments, 415,946 common shares of MVC, was publicly listed on the NYSE. As of December 31, 2014, one of our portfolio investments, 404,968 common shares of MVC was publicly listed on the NYSE and our holding of €1,200,790 [$1.5 million] in OPG notes was publicly listed on the Luxembourg Stock Exchange.

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

For loan and debt securities held for longer than one year, the Fund will often perform a yield analysis assuming a hypothetical current sale of the security. The yield analysis considers changes in interest rates and changes in leverage levels of the portfolio company as compared to the market interest rates and leverage levels. Assuming the credit quality of the portfolio company remains stable, the Fund will use the value determined by the yield analysis as the fair value for that security.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the quarter ended June 30, 2015 and the year ended December 31, 2014.

As of June 30, 2015, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of June 30, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$8,715	$—	$—	$8,715
Affiliate investments	5,627	—	—	5,627
Non-affiliate investments - related party	4,243	4,243	—	—
Non-affiliate investments	915	—	—	915
Total investments in portfolio securities	$19,500	$4,243	$—	$15,257

Table of Contents	17

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

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2015 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2014	$13,173	$960	$1,532	$15,665
Realized gains (losses)	(2,850)	—	372	(2,478)
Change in unrealized appreciation (depreciation)	1,550	4,667	(580)	5,637
Purchases of portfolio securities	—	—	54	54
Proceeds from sales/dispositions	(3,158)	—	(463)	(3,621)
Fair value as of June 30, 2015 (unaudited)	$8,715	$5,627	$915	$15,257

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2013	$11,105	$250	$1,980	$13,335
Realized gains (losses)	—	—	(63)	(63)
Change in unrealized appreciation (depreciation)	800	718	(21)	1,497
Purchases of portfolio securities	139	—	117	256
Proceeds from sales/dispositions	—	—	63	63
Fair value as of June 30, 2014 (unaudited)	$12,044	$150	$2,076	$15,088

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

Table of Contents	18

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

As of June 30, 2015 and December 31, 2014, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the year ended December 31, 2014.

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2015 (unaudited):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$915	Yield-to-maturity	Discount for lack of marketability	0%	0%
Common stock	5,627	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	0%	35%

		Asset approach	Recovery rate	0%	100%
Limited liability company investments	8,715	Discounted cash flow; Guideline transaction method	Reserve adjustment factors	75%	100%
	$15,257

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

In 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $37,500 for each of the six months ended June 30, 2015 and 2014.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a fixed amount at a rate of $250 per hour for services rendered. During the six months ended June 30, 2015 and 2014, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $163,813 and $176,125, respectively, for services provided the Fund.

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

During the six months ended June 30, 2015, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

During the six months ended June 30, 2015, we recorded a net change in unrealized appreciation of $5.9 million, to a net unrealized appreciation of $2.4 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.3 million, principally due to a combination of decreased production and declining oil and prices;

(ii)	Increase in the fair value of our shareholding in MVC of $0.2 million due to an increase in the MVC share price during the period, along with dividends received in the form of additional MVC shares;

(iii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.7 million due to an overall improvement in the industry sector for packaging companies, as well as continued revenue and earnings growth;

(iv)	Transfer of unrealized depreciation to realized gain on our holding of OPG Notes of $0.4 million in connection with the sale of our interest in the OPG Notes; and

(v)	Transfer of unrealized depreciation to realized loss on our holdings in Spectrum of $2.9 million in connection with the sale of our interest in Spectrum.

On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million.

During the six months ended June 30, 2014, we capitalized legal and consulting expenses of $0.1 million relating to our investment in Spectrum Management. We also received a semi-annual interest payment of $0.04 million in cash and $0.1 million in the form of PIK’d interest in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 shares of the Fund’s common stock in exchange for 395,839 shares of MVC (see Plan of Reorganization – Share Exchange with MVC Capital below).

During the six months ended June 30, 2014, we realized net capital gains of $0.7 million related to our Share Exchange with MVC (see Plan of Reorganization – Share Exchange with MVC Capital below).

Net unrealized depreciation on investments decreased $1.0 million during the six months ended June 30, 2014, to a net unrealized depreciation of $3.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in fair value of our holding in Equus Energy, LLC of $0.8 million due to an increase in comparable transactions for mineral leases, continued improved economic conditions, industry outlook, pricing assumptions, as well as additional proved reserves from new drilling and recompletion activities;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth; and

(iii)	Decrease in fair value of our shareholding in MVC of $0.4 million due to a difference between our cost basis in the MVC shares and the closing trading price of the MVC shares on June 30, 2014. Our cost basis included the closing trading price of the shares on May 14, 2014 (the closing date of the Share Exchange) as well as capitalized transaction costs of $0.5 million incurred in connection with the Share Exchange.

Table of Contents	21

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

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the reorganization by pursuing a merger or consolidation with MVC, a subsidiary of MVC, or one or more of MVC’s portfolio companies (the “Consolidation”). Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) consummate the Consolidation with a portfolio company of MVC, (ii) terminate its election to be classified as a BDC under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector. Our original intention was to consummate the Consolidation within one year from the date of our announcement, although actual completion will require additional time.

(8)	Equus Energy, LLC

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 132 producing and non-producing oil and gas wells (which has since decreased to 130). The working interests include associated development rights of approximately 21,220 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 40 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is working with Chevron in a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (approximately 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

Revenue and Income. During the three months ended June 30, 2015, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.3 million, $0.05 million, and ($0.2) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss of $0.5 million, $0.3 million, and ($0.1) million, respectively, for the three months ended June 30, 2014. During the six months ended June 30, 2015, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.6 million, $0.07 million, and ($0.5) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss of $1.1 million, $0.5 million, and ($0.3) million, respectively, for the six months ended June 30, 2014.

Capital Expenditures. During the six months ended June 30, 2015, Equus Energy invested $0.05 million in capital expenditures for recompletion activities. The operators of the various working interest have communicated their intent to wait until later in 2015, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

We do not consolidate Equus Energy or its wholly-owned subsidiaries and accordingly only the value of our investment in Equus Energy is included on our statement of assets and liabilities. Our investment in Equus Energy is valued in accordance with our normal valuation procedures and is based in part on using a discounted cash flow analysis based on a reserve report prepared for Equus Energy by Lee Keeling & Associates, Inc., an independent petroleum engineering firm, the transactions and values of comparable companies in this sector, and the estimated value of leasehold mineral interests associated with the acreage held by Equus Energy. A valuation of Equus Energy was performed by a third-party valuation firm, who recommended a value range of Equus Energy consistent with the fair value (See Schedule of Investments).

Table of Contents	22

Below is summarized consolidated financial information for Equus Energy as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, respectively, (in thousands):

EQUUS ENERGY, LLC

Consolidated Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$614	$613
Accounts receivable	155	310
Due from affiliate	14	—
Prepaid expenses/deposits	—	35
Total current assets	783	958
Oil and gas properties	8,245	8,200
Less: accumulated depletion, depreciation and amortization	(2,117)	(1,768)
Net oil and gas properties	6,128	6,432
Other non-current investment	193	193
Total assets	$7,104	$7,583
Liabilities and members capital
Current liabilities:
Accounts payable and other	$76	$71
Due to affiliate	611	611
Total current liabilities	687	682
Asset retirement obligations	181	183
Total liabilities	868	865
Total members capital	6,236	6,718
Total liabilities and members capital	$7,104	$7,583

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

Table of Contents	23

EQUUS ENERGY, LLC

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating revenue	$309	$532	$592	$1,072
Operating expenses
Direct operating expenses	263	262	522	596
Depletion, depreciation, amortization and accretion	162	298	348	494
General and administrative	75	80	204	232
Total operating expenses	500	640	1,074	1,322
Net loss	$(191)	$(108)	$(482)	$(250)

EQUUS ENERGY, LLC

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:

Net loss	$(482)	$(250)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depletion, depreciation and amortization	348	494
Changes in operating assets and liabilities:
Accounts receivable and other	176	(12)
Affiliate payable/receivable	—	202
Accounts payable and other	5	(214)
Net cash provided by operating activities	47	220

Cash flows from investing activities:
Investment in oil & gas properties	(46)	(101)
Other investments	—	(178)
Net cash used in investing activities	(46)	(279)
Net increase (decrease) in cash	1	(59)
Cash and cash equivalents at beginning of period	613	486
Cash and cash equivalents at end of period	$614	$427

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation and amortization expense for the Company’s oil and gas properties totaled $0.2 million and $0.3 million, respectively, for the three months ended June 30, 2015 and June 30, 2014 and $0.4 million for the six months ended June 30, 2015 compared to $0.5 million for the six months ended June 30, 2014.

Table of Contents	24

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of June 30, 2015, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during 2014 or during the six months ended June 30, 2015.

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

Income Taxes -A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of June 30, 2015 and June 30, 2014, the Company recorded $0 in federal income taxes, respectively.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance modifies the consolidation analysis for limited partnerships and similar type entities as well as variable interests in a variable interest entity, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Table of Contents	25

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU No. 2015-07 shall be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies (and smaller public companies) in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management and Board of Directors believe it is prudent to continue to review alternatives to refine and further clarify the current strategies.

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

Plan of Reorganization

On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act. As a first step to consummating the reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. The number of MVC shares received by Equus represents approximately 1.73% of MVC’s total outstanding shares of common stock. The number of Equus shares sold to MVC pursuant to the Share Exchange represents approximately 16.7% of our issued and outstanding shares of common stock at March 31, 2015. We incurred dilution of $0.11 per share as a result of the Share Exchange. Since the announcement, we have received 20,107 shares of MVC (market value of $0.2 million calculated as of the date of receipt) in the form of dividend payments.

Table of Contents	26

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

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Annual Report on Form10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance modifies the consolidation analysis for limited partnerships and similar type entities as well as variable interests in a variable interest entity, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU No. 2015-07 shall be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Current Market Conditions

Although the U.S. economy expanded 2.43% in 2014, it contracted at an annualized rate of 0.2% in the first quarter of 2015, repeating a drop of 1% on an annualized basis during the first quarter of 2014. Growth in the second quarter of 2015 has been weak but is expected to accelerate in the second half of 2015, with an annual growth rate of 2.4% predicted for the year. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Forbes, the Associated Press, CNBC)

Market conditions for business transactions including mergers and acquisitions and private equity investments during 2014 and the first half of 2015 improved to their highest level since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. The U.S., which has accounted for almost half of worldwide merger and acquisition activity during 2015, recorded a record $1 trillion worth of transactions during the first six months of 2015, an increase of approximately 60% over the same period in 2014. Commensurately, worldwide and U.S. private equity activity grew sharply as well during the first six months of 2015, increasing approximately 49% and 93%, respectively, as compared to the same period in 2014. (Source: Fortune)

During the six months ended June 30, 2015, our net asset value increased from $2.86 per share to $3.00 per share, an increase of 4.9%. As of June 30, 2015, our common stock is trading at a 36.6% discount to our net asset value as compared to 26.5% as of December 31, 2014.

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

Table of Contents	27

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

Results of Operations

Investment Income and Expense

Net investment loss was unchanged at $0.6 million and $0.7 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $1.7 million and $1.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in net investment loss generated at June 30, 2015 compared to June 30, 2014 is due primarily to a decrease in total investment income and an increase in operating expense.

Investment income was $0.09 million and $0.06 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The decrease in investment income was primarily due to the decrease in income producing investments due to the sale of our interests in SMH, Spectrum, and OPG during the three months ended March 31, 2015.

Total expenses were $0.7 and $0.8 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in expenses was primarily due to officer and employee bonuses earned during the period.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2015, we realized net capital losses of $2.5 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Spectrum Management, LLC	Business products and services	Control	Disposition	$(2,850)
Orco Property Group S. A.	Real Estate	Non-affiliate	Disposition	372
Various others			Disposition	(5)
				$(2,483)

Table of Contents	28

During the six months ended June 30, 2014, we realized net capital gains of $0.7 million, including the following significant transactions:

(i)	On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million.

(ii)	During the six months ended June, 2014, we realized net capital gains of $0.7 million related to our Share Exchange with MVC (see Plan of Reorganization above).

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the six months ended June 30, 2015, we recorded a net change in unrealized appreciation of $5.9 million, to a net unrealized appreciation of $2.4 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.3 million, principally due to a combination of decreased production and declining oil and prices;

(ii)	Increase in the fair value of our shareholding in MVC of $0.2 million due to an increase in the MVC share price during the period, along with dividends received in the form of additional MVC shares ;

(iii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.7 million due to an overall improvement in the industry sector for packaging companies, as well as continued revenue and earnings growth;

(iv)	Transfer of unrealized depreciation to realized gain on our holding of OPG Notes of $0.4 million in connection with the sale of our interest in the OPG Notes; and

(v)	Transfer of unrealized depreciation to realized loss on our holdings in Spectrum of $2.9 million in connection with the sale of our interest in Spectrum.

Net unrealized depreciation on investments decreased $1.0 million during the six months ended June 30, 2014, to a net unrealized depreciation of $3.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in fair value of our holding in Equus Energy, LLC of $0.8 million due to an increase in comparable transactions for mineral leases, continued improved economic conditions, industry outlook, pricing assumptions, as well as additional proved reserves from new drilling and recompletion activities;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth; and

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

Portfolio Securities

During the six months ended June 30, 2015, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC. As a result of the sale of our interests in Spectrum to 5th Element Tracking, LLC, we received $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum.

During the six months ended June, 2014, we capitalized legal and consulting expenses of $0.1 million relating to Spectrum Management. We also received a semi-annual interest payment of $0.04 million in cash and $0.1 million in the form of PIK’d interest in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 shares of the Fund’s common stock in exchange for 395,839 shares of MVC. (see Plan of Reorganization – Share Exchange with MVC Capital above).

Table of Contents	29

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company, Equus Energy, LLC, and was 22.4% of the net asset value and 43.6% of our investments in portfolio company securities (at fair value) as of June 30, 2015. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Table of Contents	30

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

Table of Contents	31

Item 6. Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on June 30, 2014.]

10.	Material Contracts.

(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]

(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(e)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014. [Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 15, 2014.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

Table of Contents	32

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: August 12, 2015

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

Table of Contents	33