Form 10-Q
period 2015-09-30
EQUUS TOTAL RETURN, INC.
filed 2015-11-12
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 12, 2015.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2015	December 31, 2014

(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $16,058 respectively)	$7,715	$13,173
Affiliate investments (cost at $350 and $350 respectively)	7,500	960
Non-affiliate investments - related party (cost at $5,871 and $5,706 respectively)	3,463	3,981
Non-affiliate investments (cost at $915 and $1,097 respectively)	915	1,532
Total investments in portfolio securities at fair value	19,593	19,646
Temporary cash investments	15,000	14,996
Cash and cash equivalents	17,282	15,697
Restricted cash	151	153
Accounts receivable from investments	614	614
Accrued interest receivable	95	764
Accrued dividend receivable	—	54
Accounts receivable and other	125	114
Total assets	52,860	52,038
Liabilities and net assets
Accounts payable and accrued liabilities	11	664
Accounts payable to related parties	196	174
Borrowing under margin account	15,001	14,999
Total liabilities	15,208	15,837

Commitments and contingencies (see Note 2)

Net assets	$37,652	$36,201

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	54,226	56,049
Undistributed net investment losses	(18,994)	(16,956)
Undistributed net capital gains	—	660
Unrealized appreciation (depreciation) of portfolio securities, net	4,815	(1,840)
Unrealized depreciation of portfolio securities - related party, net	(2,408)	(1,725)
Total net assets	$37,652	$36,201
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.97	$2.86

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Investment income:
Interest and dividend income:
Control investments	$—	$—	$—	$198
Non-affiliate investments - related party	56	53	111	53
Non-affiliate investments	33	56	109	178
Total interest and dividend income	89	109	220	429
Interest from temporary cash investments	2	—	4	—
Total investment income	91	109	224	429

Expenses:
Professional fees	81	215	517	743
Compensation expense	215	209	1,078	646
Director fees and expenses	68	66	279	323
General and administrative expense	76	29	252	198
Mailing, printing and other expenses	17	20	106	118
Taxes	4	3	29	17
Interest expense	—	—	1	—
Total expenses	461	542	2,262	2,045

Net investment loss	(370)	(433)	(2,038)	(1,616)

Net realized gain (loss):
Control investments	—	—	(2,850)	—
Non-affiliate investments	—	—	372	660
Temporary cash investments	—	—	(5)	—
Net realized gain (loss)	—	—	(2,483)	660

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	4,815	(1,618)	4,815	(1,618)
Beginning of period	3,942	(2,502)	(1,840)	(3,956)
Net change in unrealized appreciation (depreciation) of portfolio securities	873	884	6,655	2,338

Net unrealized depreciation of portfolio securities - related party:
End of period	(2,408)	(1,346)	(2,408)	(1,346)
Beginning of period	(1,572)	(458)	(1,725)	—
Net change in unrealized depreciation of portfolio securities - related party	(836)	(888)	(683)	(1,346)

Net increase (decrease) in net assets resulting from operations	$(333)	$(437)	$1,451	$36

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.03)	$(0.03)	$0.11	$0.00
Weighted average shares outstanding:
Basic and diluted	12,674	12,537	12,674	11,645

The accompanying notes are an integral part of these financial statements.

4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2015	2014

Net increase in net assets resulting from operations	$1,451	$36
Shares issued for portfolio securities - related party	—	4,351
Increase in net assets	1,451	4,387
Net assets at beginning of period	36,201	33,217
Net assets at end of period	$37,652	$37,604

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2015	2014
Reconciliation of increase in net assets resulting from operations to net cash provided by operating activities:
Net increase in net assets resulting from operations	$1,451	$36
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss (gain)	2,483	(660)
Net change in unrealized appreciation (depreciation) of portfolio securities	(6,655)	(2,338)
Net change in unrealized depreciation of portfolio securities - related party	683	1,346
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(730)
Net proceeds from dispositions of portfolio securities	372	62
Principal payments received from portfolio securities	4,255	11
(Puchases) sales of temporary cash investments, net	(7)	15,149
Increase in accounts receivable from investments	—	(216)
Increase in accrued interest receivable	(357)	(347)
(Increase) decrease in accounts receivable and other	(11)	4
(Decrease) increase in accounts payable and accrued liabilities	(653)	74
Increase in accounts payable to related parties	22	9
Net cash provided by operating activities	1,583	12,400
Cash flows from financing activities:
Borrowings under margin account	15,001	—
Repayments under margin account	(14,999)	(15,000)
Net cash provided by (used in) financing activities	2	(15,000)
Net increase (decrease) in cash and cash equivalents	1,585	(2,600)
Cash and cash equivalents at beginning of period	15,697	19,065

Cash and cash equivalents at end of period	$17,282	$16,465
Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$—	$4,351
Accrued interest or dividends exchanged for portfolio securities	$915	$114
Accrued interest or dividends exchanged for portfolio securities - related party	$165	$56

Supplemental disclosure of cash flow information:
Interest paid	$1	$—
Income taxes paid	$29	$17

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended September 30,
	2015	2014

Investment income	$0.02	$0.04
Expenses	0.18	(0.19)

Net investment loss	(0.16)	(0.15)

Net realized (loss) gain	(0.20)	0.06
Net change in unrealized appreciation (depreciation)	0.52	0.20
Net change in unrealized depreciation - related party	(0.05)	(0.11)
Net increase (decrease) in net assets from operations	0.11	—
Capital transactions:
Shares issued for portfolio securities	—	0.37
Dilutive effect of shares issued	—	(0.54)
Decrease in net assets resulting from capital transactions	—	(0.17)
Net increase (decrease) in net assets	0.11	(0.17)
Net assets at beginning of period	2.86	3.14
Net assets at end of period, basic and diluted	$2.97	$2.97
Weighted average number of shares outstanding during period,
in thousands	12,674	11,645
Market price per share:
Beginning of period	$2.10	$1.92
End of period	$1.75	$2.21
Selected information and ratios:
Ratio of expenses to average net assets	6.13%	5.78%
Ratio of net investment loss to average net assets	(5.52%)	(4.56%)
Ratio of net increase in net assets resulting from operations to average net assets	3.93%	0.10%
Total return on market price (1)	(16.67%)	15.10%

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$7,500
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	215
Total Control Investments: Majority-owned (represents 22.3% of total investments at fair value)					$10,050	$7,715
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.8%)		$350	$7,500
Total Affiliate Investments (represents 21.7% of total investments at fair value)					$350	$7,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	September 2014	421,826 shares of common stock (1.7%)		$5,871	$3,463
Total Non-Affiliate Investments - Related Party (represents 10.0% of total investments at fair value)					$5,871	$3,463
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking LLC Boston, MA	Business products and services	January 2015	14% promissory note due 1/16 (2)	$915	$915	$915
Total Non-Affiliate Investments (represents 2.6% of total investments at fair value)					$915	$915
Total Investment in Portfolio Securities					$17,186	$19,593
Temporary Cash Investments
U.S. Treasury Bill	Government	November 2015	UST 0% 11/15	$15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 43.4% of total investments at fair value)					$15,000	$15,000
Total Investments					$32,186	$34,593

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2015

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

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2015, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 39.4% of the total value of the investments in portfolio securities as of September 30, 2015.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2015 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$10,050	$7,715	20.5%
Common stock	6,221	10,963	29.1%
Secured and subordinated debt	915	915	2.4%
Total	$17,186	$19,593	52.0%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2015 (in thousands):

Industry	Cost	Fair Value	Fair Value as Percentage of Net Assets
Energy	$7,050	$7,500	19.9%
Shipping products and services	350	7,500	19.9%
Financial services	5,871	3,463	9.3%
Business products and services	915	915	2.4%
Media	3,000	215	0.5%
Total	$17,186	$19,593	52.0%

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

The following is a summary by industry of our investments in portfolio securities as of December 31, 2014 (in thousands):

Industry	Cost	Fair Value	Fair Value as Percentage of Net Assets
Energy	$7,050	$9,800	27.1%
Financial services	5,706	3,981	11.0%
Business products and services	6,508	3,658	10.1%
Real estate	597	1,032	2.9%
Shipping products and services	350	960	2.7%
Media	3,000	215	0.5%
Total	$23,211	$19,646	54.3%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”). Certain amounts previously reported in respect of the nine months ended September 30, 2014 have been reclassified to conform with the current presentation.

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through September 30, 2016. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents—As of September 30, 2015, we had cash and cash equivalents of $17.3 million. We had $19.6 million of our net assets of $37.7 million invested in portfolio securities. We also had $15.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on October 1, 2015 and we subsequently repaid this margin loan, plus interest, on October 5, 2015.

As of December 31, 2014, we had cash and cash equivalents of $15.7 million. We had $19.6 million of our net assets of $36.2 million invested in portfolio securities. We also had $15.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2015 and we subsequently repaid this margin loan, plus interest, on February 4, 2015.

Dividends - We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments - As of September 30, 2015, we had no outstanding commitments to our portfolio company investments.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Cash Investments - We may periodically borrow sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be materially adverse to us and our stockholders.

As of September 30, 2015, we borrowed $15.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.1 million..

As of December 31, 2014, we borrowed $15.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.1 million.

Certain Risks and Uncertainties - Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first nine months of 2015, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2015 and the first nine months of 2016.

(3)	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates -The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

Valuation of Investments -We follow ASC Topic 820 for measuring fair value. Prior to our election to become a BDC, we also followed the guidance in ASC Topic 820 in disclosing the fair value reported for all financial instruments that were either impaired or available for sale securities, using the definitions provided in Accounting Standards Codification Topic 320, “Investments – Debt and Equity Securities” (“ASC Topic 320”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under ASC Topic 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies.

Level 3 - Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant management judgment or estimation.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $16.1 million and $15.7 million as of September 30, 2015 and December 31, 2014, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of September 30, 2015, one of our portfolio investments, 421,826 common shares of MVC, was publicly listed on the NYSE. As of December 31, 2014, one of our portfolio investments, 404,968 common shares of MVC, was publicly listed on the NYSE and our holding of €1,200,790 [$1.5 million] in OPG notes was publicly listed on the Luxembourg Stock Exchange.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the quarter ended September 30, 2015 and the year ended December 31, 2014.

As of September 30, 2015, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$7,715	$—	$—	$7,715
Affiliate investments	7,500	—	—	7,500
Non-affiliate investments - related party	3,463	3,463	—	—
Non-affiliate investments	915	—	—	915
Total investments in portfolio securities	19,593	3,463	—	16,130
Temporary cash investments	15,000	15,000	—	—
Total investments and temporary cash investments	$34,593	$18,463	$—	$16,130

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2015 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2014	$13,173	$960	$1,532	$15,665
Realized gains (losses)	(2,850)	—	372	(2,478)
Change in unrealized appreciation (depreciation)	550	6,540	(435)	6,655
Purchases of portfolio securities	—	—	—
Proceeds from sales/dispositions	(3,158)	—	(554)	(3,712)
Fair value as of September 30, 2015 (unaudited)	$7,715	$7,500	$915	$16,130

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

As of September 30, 2015 and December 31, 2014, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2015 (unaudited):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$915	Yield-to-maturity	Discount for lack of marketability	0%	0%
Common stock	7,500	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%

		Asset approach	Recovery rate	0%	100%
Limited liability company investments	7,715	Discounted cash flow; Guideline transaction method	Reserve adjustment factors	75%	100%
	$16,130

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

In 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $56,250 for each of the nine months ended September 30, 2015 and 2014.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a fixed amount at a rate of $250 per hour for services rendered. During the nine months ended September 30, 2015 and 2014, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $215,438 and $257,438 respectively, for services provided to the Fund.

(5)	Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

(6)	Portfolio Securities

On January 6, 2015, we sold our interests in Spectrum to 5th Element Tracking, LLC (“5th Element”). The purchase price of $3.9 million paid by 5 th Element consisted of $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum. We realized a net capital loss of $2.8 million in connection with the sale of our interest in Spectrum.

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

During the nine months ended September 30, 2015, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

During the nine months ended September 30, 2015, we recorded a net change in unrealized appreciation of $6.0 million, to a net unrealized appreciation of $2.4 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our holdings in Equus Energy, LLC of $2.3 million, principally due to a combination of production without a corresponding increase in proved reserves and declining short- and long-term prices for crude oil and natural gas;

(ii)	Decrease in the fair value of our shareholding in MVC of $0.7 million due to a decrease in the MVC share price during the period, which was partially offset by $0.2 million in dividends received in the form of additional MVC shares;

(iii)	Increase in fair value of our shareholding in PalletOne, Inc. of $6.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue and earnings growth;

(iv)	Transfer of unrealized depreciation to realized gain on our holding of OPG Notes of $0.4 million in connection with the sale of our interest in the OPG Notes; and

(v)	Transfer of unrealized depreciation to realized loss on our holdings in Spectrum of $2.9 million in connection with the sale of our interest in Spectrum.

During the nine months ended September 30, 2014, we realized net capital gains of $0.7 million, including the following significant transactions:

(i)	On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million.

(ii)	During the nine months ended September, 2014, we realized net capital gains of $0.7 million related to our Share Exchange with MVC (see Plan of Reorganization above).

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

Net unrealized depreciation on investments decreased $1.0 million during the nine months ended September 30, 2014, to a net unrealized depreciation of $3.0 million. Such decrease in unrealized depreciation is largely due to the following changes:

(i)	Increase in fair value of our holding in Equus Energy, LLC of $1.8 million due to an increase in comparable transactions for mineral leases, increased oil and gas production, as well as additional proved reserves from new drilling and recompletion activities.

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in comparable industry sectors and continued revenue and earnings growth.

(iii)	Decrease in fair value of our shareholding in MVC of $1.3 million due to a difference between our cost basis in the MVC shares and the closing trading price of the MVC shares on September 30, 2014. Our cost basis included the closing trading price of the shares on May 14, 2014 (the closing date of the Share Exchange) as well as capitalized transaction costs of $0.5 million incurred in connection with the Share Exchange.
(iv)	Decrease in fair value of our holding of OPG Notes of $0.1 million due to adverse changes in the USD-EUR exchange rate.

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

Revenue and Income. During the three months ended September 30, 2015, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, ($0.05) million, and ($0.2) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net incomes of $0.7 million, $0.4 million, and $0.2 million, respectively, for the three months ended September 30, 2014. During the nine months ended September 30, 2015, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.8 million, $0.02 million, and ($0.7) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss of $1.7 million, $0.9 million, and ($0.06) million, respectively, for the nine months ended September 30, 2014.

Capital Expenditures. During the nine months ended September 30, 2015, Equus Energy invested $0.05 million in capital expenditures for recompletion activities. The operators of the various working interest have communicated their intent to wait until 2016, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

We do not consolidate Equus Energy or its wholly-owned subsidiaries and accordingly only the value of our investment in Equus Energy is included on our statement of assets and liabilities. Our investment in Equus Energy is valued in accordance with our normal valuation procedures and is based in part on using a discounted cash flow analysis based on a reserve report prepared for Equus Energy by Lee Keeling & Associates, Inc., an independent petroleum engineering firm, the transactions and values of comparable companies in this sector, and the estimated value of leasehold mineral interests associated with the acreage held by Equus Energy. A valuation of Equus Energy was performed by a third-party valuation firm, who recommended a value range of Equus Energy consistent with the fair value determined by our Management (See Schedule of Investments).

Below is summarized consolidated financial information for Equus Energy as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, respectively, (in thousands):

EQUUS ENERGY, LLC

Consolidated Balance Sheets

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$520	$613
Accounts receivable	122	310
Other current assets	14	35
Total current assets	656	958
Oil and gas properties	8,246	8,200
Less: accumulated depletion, depreciation and amortization	(2,231)	(1,768)
Net oil and gas properties	6,015	6,432
Other non-current investment	193	193
Total assets	$6,864	$7,583
Liabilities and member's capital
Current liabilities:
Accounts payable and other	$72	$71
Due to affiliate	611	611
Total current liabilities	683	682
Asset retirement obligations	183	183
Total liabilities	866	865
Total member's capital	5,998	6,718
Total liabilities and member's capital	$6,864	$7,583

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

EQUUS ENERGY, LLC

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating revenue	$196	$654	$788	$1,727
Operating expenses
Direct operating expenses	242	245	764	841
Depletion, depreciation, amortization and accretion	114	125	462	620
General and administrative	78	91	282	323
Total operating expenses	434	461	1,508	1,784
Net loss (income)	$(238)	$193	$(720)	$(57)

EQUUS ENERGY, LLC

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(720)	$(57)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	462	620
Changes in operating assets and liabilities:
Accounts receivable and other current assets	209	(50)
Affiliate payable/receivable	—	217
Accounts payable and other	1	(230)
Net cash (used in) provided by operating activities	(48)	$499
Cash flows from investing activities:
Investment in oil & gas properties	(45)	(342)
Other investments	—	(193)
Net cash used in investing activities	(45)	(535)
Net decrease in cash	(93)	(36)
Cash and cash equivalents at beginning of period	613	486
Cash and cash equivalents at end of period	$520	$450

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation and amortization expense for the Company’s oil and gas properties totaled $0.1 million for the three months ended September 30, 2015 and September 30, 2014, respectively, and $0.5 million for the nine months ended September 30, 2015 compared to $0.6 million for the nine months ended September 30, 2014.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2015, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during 2014 or during the nine months ended September 30, 2015.

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

Income Taxes -A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of September 30, 2015 and September 30, 2014, the Company recorded $0 in federal income taxes, respectively.

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

Plan of Reorganization

On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act. As a first step to consummating the reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. The number of MVC shares received by Equus represents approximately 1.73% of MVC’s total outstanding shares of common stock. The number of Equus shares sold to MVC pursuant to the Share Exchange represents approximately 16.7% of our issued and outstanding shares of common stock at March 31, 2015. We incurred dilution of $0.11 per share as a result of the Share Exchange. Since the announcement, we have received 25,987 shares of MVC (market value of $0.2 million calculated as of the date of receipt) in the form of dividend payments.

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

Current Market Conditions

Although the U.S. economy expanded 2.43% in 2014, results in 2015 have been somewhat mixed. Despite a low unemployment rate, U.S. GDP growth in the third quarter of 2015 was at a 1.5% annualized rate after expanding at a 3.9% annualized rate in the second quarter of 2015. The decrease during the third quarter was principally attributed to a strong U.S. dollar, which hampered U.S. exports. In a survey of 60 economists, the Wall Street Journal has predicted GDP growth of 2.7% for the fourth quarter of 2015. In respect of the energy industry, Schlumberger reported in October 2015 that it did not expect a recovery in demand for energy before 2017 and predicted that exploration and production spending would decrease again in 2016. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Wall Street Journal, CNBC)

Market conditions for business transactions including mergers and acquisitions and private equity investments during 2014 and the first nine months of 2015 improved to their highest level since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. The U.S., which has accounted for almost half of worldwide merger and acquisition activity so far during 2015, recorded a record $1 trillion worth of transactions during the first six months of 2015, an increase of approximately 60% over the same period in 2014. Commensurately, worldwide and U.S. private equity activity grew sharply as well during the first six months of 2015, increasing approximately 49% and 93%, respectively, as compared to the same period in 2014. Comparable figures for the 3rd quarter of 2015 have not yet been released. (Source: Fortune)

During the nine months ended September 30, 2015, our net asset value increased from $2.86 per share to $2.97 per share, an increase of 3.8%. As of September 30, 2015, our common stock is trading at a 41.1% discount to our net asset value as compared to 26.5% as of December 31, 2014.

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

Results of Operations

Investment Income and Expense

Net investment loss was unchanged at $0.4 million for the three months ended September 30, 2015 and 2014, and $2.0 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net investment loss generated at September 30, 2015 compared to September 30, 2014 is due primarily to a decrease in total investment income and an increase in operating expense.

Investment income was unchanged at $0.1 million for the three months ended September 30, 2015 and 2014, and $0.2 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in investment income was primarily due to the decrease in income producing investments due to the sale of our interests in SMH, Spectrum, and OPG during the three months ended March 31, 2015.

Total expenses were $0.5 million for the three months ended September 30, 2015 and $0.5 million for the three months ended September 30, 2014, principally due to lower professional fees incurred during the third quarter of 2015. Total expenses for the nine months ended September 30, 2015 and 2014 were $2.3 million and $2.0 million, respectively. The increase in expenses was primarily due to officer and employee bonuses earned during the period.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2015, we realized net capital losses of $2.5 million, including the following significant transactions (in thousands):

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Spectrum Management, LLC	Business products and services	Control	Disposition	$(2,850)
Orco Property Group S. A.	Real Estate	Non-affiliate	Disposition	372
Various others			Disposition	(5)
				$(2,483)

During the nine months ended September 30, 2014, we realized net capital gains of $0.7 million, including the following significant transactions:

(i)	On April 3, 2014, we sold all of our 73,666 remaining shares of OPG, wherein we received $61,867 in net proceeds and reported a realized loss of $0.06 million.

(ii)	During the nine months ended September, 2014, we realized net capital gains of $0.7 million related to our Share Exchange with MVC (see Plan of Reorganization above).

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the nine months ended September 30, 2015, we recorded a net change in unrealized appreciation of $6.0 million, to a net unrealized appreciation of $2.4 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our holdings in Equus Energy, LLC of $2.3 million, principally due to a combination of production without a corresponding increase in proved reserves and declining short- and long-term prices for crude oil and natural gas;

(ii)	Decrease in the fair value of our shareholding in MVC of $0.7 million due to a decrease in the MVC share price during the period, which was partially offset by $0.2 million in dividends received in the form of additional MVC shares;

(iii)	Increase in fair value of our shareholding in PalletOne, Inc. of $6.5 million due to an overall improvement in the industry sector for packaging companies, as well as continued revenue and earnings growth;

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

Portfolio Securities

On January 6, 2015, we sold our interests in Spectrum to 5th Element Tracking, LLC (“5th Element”). The purchase price of $3.9 million paid by 5 th Element consisted of $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum. We realized a net capital loss of $2.8 million in connection with the sale of our interest in Spectrum.

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

During the nine months ended September 30, 2015, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

During the nine months ended September 30, 2014, we capitalized legal and consulting expenses of $0.1 million relating to our investment in Spectrum Management. We also received a semi-annual interest payment of $0.04 million in cash and $0.1 million in the form of PIK’d interest in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 shares of the Fund’s common stock in exchange for 395,839 shares of MVC (see Plan of Reorganization – Share Exchange with MVC Capital above).

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company, Equus Energy, LLC, and was 19.9% of the net asset value and 38.3% of our investments in portfolio company securities (at fair value) as of September 30, 2015. The value of one segment called “Shipping products and services” includes one portfolio company, PalletOne, Inc, and was 19.9% of the net asset value and 38.3% of our investments in portfolio company securities (at fair value) as of September 30, 2015. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On February 4, 2015, without admitting to any liability on the part of Equus, we entered into a settlement agreement with Atrium and its associated companies. Pursuant to the settlement agreement and in view of the estimated costs of protracted litigation and the associated disruption to the operations of the Fund, we agreed to pay $500,000, in complete settlement of the lawsuit, as being in the best interests of the Fund and its shareholders. This amount was accrued as of December 31, 2014. The settlement payment was made on February 6, 2015. Atrium filed a motion to dismiss the lawsuit with prejudice on February 4, 2015.

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

Date: November 12, 2015

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

