Form 10-K
period 2015-12-31
EQUUS TOTAL RETURN, INC.
filed 2016-03-30
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $10,526,918 computed on the basis of $1.90 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2015. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding as of March 30, 2016. The net asset value of a share of the Registrant as of December 31, 2015 was $2.94.

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

Our principal office is located at 700 Louisiana St., 48th Floor, Houston, Texas, 77002, and the telephone number is 1-888-323-4533. Our corporate website is located at www.equuscap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on The New York Stock Exchange (‘NYSE”) under the ticker symbol “EQS”.

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

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the reorganization by pursuing a merger or consolidation with MVC, a subsidiary of MVC, or one or more of MVC’s portfolio companies (the “Consolidation”). Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) consummate the Consolidation with a portfolio company of MVC, (ii) terminate its election to be classified as a BDC under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector. Our management is currently evaluating these alternatives and expects to commence and/or consummate a Consolidation during 2016.

Portfolio Dispositions and Investments. During 2015 and shortly thereafter, we made the following portfolio dispositions and investments:

•	On January 6, 2015, we sold our interest in Spectrum Management, L.L.C. (“Spectrum”) in exchange for $3.0 million in cash and a secured subordinated 14% promissory note maturing July 1, 2016 in the principal amount of $914,509;

•	On January 6, 2015, our debt investment in Security Monitor Holdings, LLC was repaid, wherein we received $582,833 in cash, which included the original principal amount of the debt and all interest, as accrued;

•	On February 20, 2015, we sold our OPG Notes for €846,059 [$953,117] in net cash proceeds; and

•	On January 29, 2016, we invested $2.0 million in Biogenic Reagents, LLC, a developer and producer of high value carbon products from renewable biomass, in the form of a senior secured promissory note maturing April 28, 2016 and bearing cash and PIK interest at the combined rate of 16% per annum.

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

Investment Objective

To the extent we remain as a BDC and do not complete the Consolidation as described above, our investment objective is to maximize the total return to our stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of small and middle market capitalization companies that are generally not publicly traded at the time of our investment. As a result of our endeavors in the energy sector, we also seek to purchase working interests and revenue leasehold interests in oil and gas properties, although we remain open to exploring investment opportunities in a variety of other sectors. As we grow and develop the Fund, we intend to include investments in progressively larger enterprises.

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

Follow-On Investments

Following our initial investment, a portfolio company may request that we make follow-on investments by providing additional equity or loans needed to fully implement its business plans to develop a new line of business or to recover from unexpected business problems or other purposes. In addition, follow-on investments may be made to exercise warrants or other preferential rights granted to the Fund or otherwise to increase our position in a portfolio company. We may make follow-on investments in portfolio companies from cash on hand or borrow all or a portion of the funds required. If we are unable to make follow-on investments due to lack of available capital, the portfolio company in need of the investment may be negatively impacted, we may be required to subordinate our debt interest in the portfolio company to a new lender, and our equity interest in the portfolio company may be diluted if outside equity capital is required.

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

To the extent that market quotations are readily available for our investments and such investments are freely transferable, we value them at the closing market price on the date of valuation. For securities which are of the same class as a class of public securities but are restricted from free trading (such as Rule 144 stock), we establish our valuation by discounting the closing market price to reflect the estimated impact of illiquidity caused by such restrictions. We generally hold investments in debt securities to maturity. Accordingly, we determine the fair value of debt securities on the basis of the terms of the debt securities and the financial condition of the issuer. We value certificates of deposit at their face value, plus interest accrued to the date of valuation.

Our Board reviews the valuation policies on a quarterly basis to determine their appropriateness and reserves the right to hire and, from time to time, utilizes independent valuation firms to review Management’s valuation methodology or to conduct an independent valuation.

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

Business Development Company Requirements

Qualifying Assets. As a BDC, we may not acquire any asset other than qualifying assets, as defined by the 1940 Act, unless, at the time the acquisition is made, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are the following:

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

Certifications

In June 2015, we submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Our current portfolio represents a shift from a regional focus and a record of investing in basic manufacturing and service companies to an investment strategy focused in a variety of sectors such as energy. Given recent economic events and changes in our Board and Management, we have revised our strategy to be more opportunistic, emphasizing investments which generate regular cash income and distributions, with less regard for a particular industry sector. In order to implement our investment strategy, Management must analyze, conduct due diligence, invest in, monitor and sell investment interests in industries in which many of them have not previously been involved. Also, we expect that our investment strategy will continue to require Management to investigate and monitor investments that are much more broadly dispersed geographically. In addition, Management is required to provide valuations for investments in a broader range of securities, including debt securities, which may require expertise beyond that previously required. We cannot assure investors that the overall risk of their investment in the Fund will be reduced as a result of our investment strategy. If we cannot achieve our investment objective successfully, the value of your investment in our common stock could decline substantially.

We may not realize gains from our equity investments.

We frequently invest in the equity securities of our portfolio companies. Also, when we make a loan, we sometimes receive warrants to acquire stock issued by the borrower. Ultimately, our goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Several of our portfolio companies have experienced net losses in recent years or have negative net worth as of their most recent available balance sheet date. At December 31, 2015, several of our portfolio investments had estimated fair values, based upon our valuation methodologies, significantly below the initial cost of such investments. At December 31, 2015, the cost basis of our portfolio investments was $17.0 million and our estimated fair value was $19.4 million. Also, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them. Given these factors, there is a risk that we will not realize gains upon the sale of those or other equity interests that we hold.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company, or may have the opportunity to increase our investment in that company through the exercise of a warrant to purchase common stock or through follow-on investments in the debt or equity of that company. We cannot assure you that we will make, or have sufficient funds to make, any such follow-on investments. Any decision by us not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of investment and may result in a missed opportunity for us to increase our participation in a successful operation. A decision not to make a follow-on investment may also require us to subordinate our debt interest to a new lender or dilute our equity interest in, or reduce the expected yield on, our investment.

We have invested in a limited number of portfolio companies.

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company. In view of the net asset value of the Fund as of December 31, 2015, however, we would expect that any new investments may exceed this percentage for the immediate future. Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

Except for our holdings in MVC, our portfolio consists entirely of securities issued by privately-held companies. There is generally little or no publicly available information about such companies, and we must rely on the diligence of Management to obtain the information necessary for our decision to invest in them and in order to monitor them effectively. We cannot assure you that such diligence efforts will uncover all material information about such privately held businesses necessary to make fully informed investment decisions.

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

A substantial portion of the debt incurred by portfolio companies may bear interest at rates that fluctuate in accordance with a stated interest rate index or the prime lending rate. The cash flow of a portfolio company may not be sufficient to meet increases in interest payments on its debt. Accordingly, the profitability of our portfolio companies, as well as the value of our investments in such companies, will depend significantly upon prevailing interest rates. In recent months, the level of interest rates has increased, which will have an adverse effect on the ability of our portfolio companies to service their floating rate debt and on their profits.

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

Many financial institutions are unwilling to lend against a portfolio of illiquid, private securities. The make-up of our portfolio has made it more difficult for us to borrow at the level and on the terms that we desire. Our borrowings have historically consisted of a revolving line of credit which has since expired, and a margin account used quarterly to enable us to achieve adequate diversification to maintain our pass-through tax status as a RIC. Although we believe the Fund’s liquidity is sufficient for our operating expenses for the next twelve months, we could be wrong. If we are wrong, we would have to obtain capital from other sources to pay Fund expenses, which could involve selling one or more of our portfolio holdings at an inopportune time and at a price that may be less than would be received if such holding were sold in a more competitive and orderly manner.

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

Our net assets have declined since 2011 and we have had net investment losses in the past five years.

Our net assets have decreased from $38.1 million as of December 31, 2011 to $37.3 million as of December 31, 2015. Moreover, we have had net investment losses in the past five years, with a net investment loss of $2.4 million for the year ended December 31, 2015. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, its results of operation, and its financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

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

Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than that of our common stockholders. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

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

As of December 31, 2015, we have incurred cumulative capital losses of $31.3 million, of which $15.6 million will begin expiring after 2017, with the remainder carried over indefinitely. Pursuant to the Plan of Reorganization announced on May 14, 2014, we may reorganize as an operating company. If we reorganize as an operating company, we may lose our ability to offset future income against our cumulative capital losses, including capital losses that would otherwise continue past 2017. If we reorganized as an operating company and were unable to offset future income against these capital losses, the result could have a material adverse effect on our future operating results and our financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “EQS”. We had approximately 1,707 stockholders as of December 31, 2015, 717 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2015, our net asset value was $2.94 per share of our common stock.

The following table reflects the high and low closing sales prices per share of our common stock on the New York Stock Exchange, net asset value, or NAV and quarterly dividends declared per share for the two years ended December 31, 2015, by quarter:

	2015				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$2.10	$1.97	$1.68	$1.79	$2.05	$2.33	$2.48	$2.20
Low	1.90	1.84	1.93	1.47	1.74	1.95	2.15	1.97
NAV	2.79	3.00	2.97	2.94	3.09	3.00	2.97	2.86
Dividends Declared	—	—	—	—	—	—	—	—

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

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2015 (in thousands, except per share data):

	2015	2014	2013	2012	2011
Total investment income	$446	$965	$7	$516	$539

Net investment loss	(2,351)	(2,418)	(3,129)	(2,653)	(3,500)

Net realized (loss) gain of portfolio securities	(2,483)	660	(9,795)	(2,797)	(10,930)

Net change in unrealized appreciation (depreciation) of portfolio securities	5,941	391	13,266	177	9,901

Net increase (decrease) in net assets resulting from operations	1,107	(1,367)	342	(5,273)	(4,529)

Total assets	52,530	52,038	48,349	33,283	44,301

Net assets	37,308	36,201	33,217	32,875	38,148

Net cash provided by (used in) operating activities	1,338	(3,367)	(19,662)	12,874	18,596

Shares outstanding at end of year	12,674	12,674	10,562	10,562	10,562

Weighted average shares outstanding, basic	12,674	11,904	10,562	10,562	10,049

Per Share Data:
	2015	2014	2013	2012	2011

Net investment loss	$(0.19)	$(0.20)	$(0.30)	$(0.25)	$(0.35)

Net realized (loss) gain of portfolio securities	(0.20)	0.06	(0.93)	(0.27)	(1.09)

Net change in unrealized appreciation (depreciation) of portfolio securities	0.49	0.03	1.26	0.02	0.99

Net increase (decrease) in net amounts resulting from operations per share, basic and diluted	0.09	(0.11)	0.03	(0.50)	(0.45)

Net asset value (including unrealized appreciation)	2.94	2.86	3.14	3.11	3.61

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

Investment Income. We generate investment income from interest payable on the debt securities that the Fund holds, dividends received on equity interests in our portfolio companies and capital gains, if any, realized upon sales of equity and, to a lesser extent, debt securities in the investment portfolio. Our equity investments may include shares of common and preferred stock, membership interests in limited liability companies and warrants to purchase additional equity interests. These equity securities may or may not pay dividends, and the exercise prices of warrants that we acquire in connection with debt investments, if any, vary by investment. Our debt investments in portfolio companies may be in the form of senior or subordinated loans and may be unsecured or have a first or second lien on some or all of the assets of the borrower. Our loans typically have a term of three to seven years and bear interest at fixed or floating rates. Interest on these debt securities is generally payable either quarterly or semiannually. Some promissory notes held by the Fund provide that a portfolio company may elect to pay interest in cash or provide that discount interest may accrete in the form of original issue discount or payment-in-kind (PIK) over the life of the notes by adding unpaid interest amounts to the principal balance. Amortization of principal on our debt investments is generally deferred for several years from the date of initial investment. The principal amount of these debt securities and any accrued but unpaid interest generally will become due at maturity. We also earn interest income at market rates on investments in short-term marketable securities. From time to time, we generate income from time to time in the form of commitment, origination, structuring, and extension fees in connection with our investments. We recognize all such fees when earned.

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2015, we did not incur any non-recurring expenses. During 2014, we incurred non-recurring expenses, including settlement expenses of $0.5 million, and legal expenses of $0.1 million related to certain legal proceedings involving Champion Window described in Item 3 – Legal Proceedings above. During 2013, we incurred non-recurring expenses, including settlement expenses of $0.5 million, and legal expenses of $0.2 million related to the various legal proceedings described in Item 3 above.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2015, we had invested 73.0% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 34.2% by value in shares of common stock, 15.3% in membership interests in limited liability companies, and 2.5% in various debt instruments.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2015, we had no outstanding commitments to our portfolio company investments.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2015 and 2014, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. On March 24, 2009, we announced that we suspended our managed distribution policy and payment of quarterly distributions for an indefinite period, following the distribution of the first quarter dividend to be paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share at the end of the preceding calendar year. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake any such share repurchases, nor do we anticipate taking such action in 2016.

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

Our general intent is to hold our loans to maturity when appraising our privately held debt investments. As such, we believe that the fair value will not exceed the cost of the investment. However, in addition to the previously described analysis involving allocation of value to the debt instrument, we may perform a yield analysis to determine if a debt security has been impaired.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $16.2 million and $15.7 million as of December 31, 2015 and 2014, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2015, one of our portfolio investments, 428,662 common shares of MVC was publicly listed on the NYSE. On February 20, 2015, we sold our OPG Notes for €846,059 [$953,117] in net cash proceeds. As of December 31, 2014, one of our portfolio investments, 404,968 common shares of MVC was publicly listed on the NYSE and our holding of €1,200,790 [$1.5 million] in OPG notes was publicly listed on the Luxembourg Stock Exchange.

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

Federal Income Taxes

We intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2015, we had a capital loss carry forward of $31.3 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Code. See “Overview – Financing Activities” above.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance modifies the consolidation analysis for limited partnerships and similar type entities as well as variable interests in a variable interest entity, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Our adoption of ASU No. 2015-02 is not anticipated to have a material effect on our financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU No. 2015-07 shall be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years. Our adoption of ASU No. 2015-07 is not anticipated to have a material effect on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  Among other things, this ASU requires that pubic business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  ASU No. 2016-01 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Our adoption of ASU No. 2016-01 is not anticipated to have a material effect on our financial statements.

Current Market Conditions

Overall economic conditions in the United States have improved, albeit slowly, since the market downturn of 2008-09. The U.S. economy grew at 2.4% in 2015, matching its performance in 2014, and the International Monetary Fund is forecasting somewhat higher growth in 2016 at 2.6%. However, global growth for 2016 and 2017 is predicted at 3.4% and 3.7%, respectively, largely driven by growth in emerging markets. (Sources: Bureau of Economic Analysis and International Monetary Fund)

Market conditions for business transactions including mergers and acquisitions and private equity investments improved to their highest level ($3.8 trillion) since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. Private equity funds increased their assets under management to a projected $468 billion, a level not seen since 2008, as private equity firms as a group enjoyed more success during the year in attracting investment capital. (Sources: Bloomberg and The New York Times)

During 2015, our net asset value increased from $2.86 per share to $2.94 per share, an increase of 2.8%. As of December 31, 2015, our common stock was trading at a 39.1% discount to our net asset value as compared to 26.6% as of December 31, 2014.

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

Liquidity and Capital Resources

Our primary source of liquidity consists of cash and cash equivalents held on deposit with established banking and financial institutions. We generate cash primarily from maturities, sales of securities and borrowings, as well as capital gains realized upon the sale of portfolio investments. We use cash primarily to make additional investments, either in new companies or as follow-on investments in the existing portfolio companies and to pay the dividends to our stockholders.

We are currently evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months. If we effect a Consolidation of the Fund as described under “Plan of Reorganization” above, we may utilize some or a substantial portion of our current liquidity in connection with a contemplated transaction as payment of the purchase price and to pay associated legal, due diligence, accounting, and other fees. Further, we may borrow funds from financial institutions or other providers of debt capital to provide and pay for a part of the consideration and expenses necessary to effect a Consolidation.

Year Ended December 31, 2015

As of December 31, 2015, we had total assets of $52.5 million, of which $19.4 million were invested in portfolio investments and $17.0 million were invested in cash and cash equivalents. Among our portfolio investments, $0.9 million (at fair value) or 2.5% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2015.

As of December 31, 2015, we also had $15.1 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 4, 2016 and we subsequently repaid this margin loan. The margin interest was paid on February 3, 2016.

Operating Activities. We provided $1.3 million in cash for operating activities in 2015. In 2015, we made no new investments in portfolio companies. We paid fees to our professional advisers, directors, banks and others of $2.8 million, while realizing a loss of $2.5 million from the disposition of portfolio securities.

Financing Activities. We used $1.0 thousand in cash from financing activities for 2015. We did not declare any dividends in 2015.

Year Ended December 31, 2014

As of December 31, 2014, we had total assets of $52.0 million, of which $19.6 million were invested in portfolio investments and $15.7 million were invested in cash and cash equivalents. Among our portfolio investments, $4.7 million (at fair value) or 12.9% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2014. We continued to classify the promissory note issued by Spectrum, $3.2 at million (fair value), as non-income producing.

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

Financing Activities. We used $1.0 thousand in cash from financing activities for 2014. We did not declare any dividends in 2014.

Year Ended December 31, 2013

As of December 31, 2013, we had total assets of $48.3 million, of which $13.5 million were invested in portfolio investments and $19.1 million were invested in cash and cash equivalents. Among our portfolio investments, $4.9 million (at fair value) or 14.7% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2013. We continued to classify the promissory note issued by Spectrum, $2.9 million (at fair value), as non-income producing.

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

Results of Operations

Investment Income and Expense

Year Ended December 31, 2015 as compared to Year Ended December 31, 2014

Total income from portfolio securities decreased $0.5 million in 2015 due to the decrease in interest-bearing investments resulting from the sale of our interests in Spectrum and OPG in January 2015 and February 2015, respectively.

Professional fees decreased to $0.6 million during 2015 from $1.1 million during 2014. These decreases were due to the absence of legal proceedings in 2015 as compared to 2014 which required the services of various law firms and consultants during the year.

Compensation expense was increased to $1.3 million from $0.9 million in 2014 during 2015 primarily due to officer and employee bonuses earned during 2015. Based on our management’s review of the Fund’s operations during 2014 and, in view of formal and informal criteria used to determine staff bonuses, no officer or employee bonuses were earned or paid during 2014.

General and administrative expenses were comparable from 2014 to 2015, and were $0.3 million in each of these years.

There were no settlement expenses in 2015 as compared to the $0.5 million in settlement expenses for 2014 related to the various legal proceedings described in Item 3.

As a result of the factors described above, net investment loss after expenses was relatively unchanged at $2.4 million for both 2015 and 2014.

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

Summary of Portfolio Investment Activity

Year Ended December 31, 2015

During the year ended December 31, 2015, we received a 1-year subordinated note from 5th Element Tracking in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum in connection with the sale of our interest in Spectrum. We also received 23,694 shares of MVC in the form of dividend payments.

The following table includes significant investment activity during the year ended December 31, 2015 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
MVC Capital, Inc.	$—	$—	$—	$222	$222
5th Element Tracking, LLC	—	915	—	—	915
	$—	$915	$—	$222	$1,136

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

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2015

During 2015, we realized capital losses of $2.5 million, including the following significant transactions:

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
				$(9,795)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2015

During 2015, we recorded a net decrease in unrealized depreciation of $5.9 million, to arrive at a net unrealized appreciation of our portfolio securities of $2.4 million, resulting principally from the following:

(i)

Decrease in the fair value of our holdings in Equus Energy, LLC of $4.3 million, principally due to a combination of production without a corresponding increases in proved reserves and declining short- and long-term prices for crude oil and natural gas;

(ii)

Decrease in the fair value of our shareholding in MVC of $0.8 million due to a decrease in the MVC share price during the period, which was partially offset by $0.2 million in dividends received in the form of additional MVC shares and $0.2 million in purchase price adjustment;

(iii)

Increase in fair value of our shareholding in PalletOne, Inc. of $8.6 million due to an overall improvement in the industry sector for packaging companies, as well as continued revenue and earnings growth for the company;

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

(ii)	Decrease in fair value of Equus Media Development Company, LLC of $0.1 million due to a net operating loss for the period equal to the amount of the decrease;
(iii)	Decrease in fair value of MVC of $1.7 million due to the decline in the stock price of MVC, which was partially offset by $0.1 million in dividends received in the form of additional MVC shares;
(iv)	Decrease in fair value of our holding of OPG Notes of $0.1 million due to adverse changes in the USD-EUR exchange rate; and
(v)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth.

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

Year Ended December 31, 2013

During 2013, we recorded a net change in unrealized depreciation of $13.3 million, to arrive at a net unrealized depreciation of $4.0 million as of December 31, 2013. Such change in depreciation resulted primarily from the following changes:

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

Portfolio Securities

As of December 31, 2015, we had active investments in the following entities or portfolio companies:

5TH Element Tracking, LLC

5TH Element Tracking, LLC (“5TH Element”) is a technology holding company based outside of Boston, Massachusetts. On January 6, 2015, in connection with the sale of the Fund’s interest in Spectrum to 5TH Element, we received a subordinated note in the original principal amount of $0.9 million maturing July 1, 2016 and bearing interest at the rate of 14% per annum. As of December 31, 2015, we valued the promissory note at its original investment amount of $0.9 million.

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests in 132 producing and non-producing oil and gas wells, including associated development rights of approximately 21,620 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Apache, Chesapeake, and Chevron, which has operating responsibility for leasehold interests in the Conger Field, representing approximately half of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil and gas firm. Due to forward commodity price decreases and a decline in our reserves without corresponding new reserves added from drilling and recompletion projects, the fair value of this holding decreased to approximately $5.5 million at December 31, 2015 from $9.8 million at December 31, 2014. The audited financial statements of Equus Energy, as more particularly set forth in Exhibit 99.1, include an impairment charge of $3.9 million for the year ended December 31, 2015. This charge, although reflected in the operating results of Equus Energy for 2015, did not have a direct effect on our estimated fair value of the Fund’s interest in Equus Energy as of December 31, 2015.

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

The concept of the business of EMDC is to partner with creators, developers and producers of creative work, such as scripts, short stories or books, by providing capital necessary to enhance the creative development and package the assets to companies, such as major and independent studios, to produce and release. In December 2011, our agreement with KE expired and EMDC distributed $1 million to the Fund. As of December 31, 2015 and 2014, we valued EMDC at $0.2 million.

MVC Capital, Inc.

MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. On May 14, 2014, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC. (see “Significant Events−Plan of Reorganization” above) During 2015, we received 23,693 additional shares in the form of dividend payments. As of December 31, 2015, we have valued the 428,662 MVC shares, based on the closing trading price of $7.37 on the NYSE, at $3.2 million, a decrease from $4.0 million at December 31, 2014.

PalletOne, Inc.

PalletOne is considered one of the largest wooden pallet manufacturer in the United States, operating 19 facilities in 11 states, with approximately 1,100 employees. The company manufactures and recycles a variety of pallet types as well as boxes. The company also sells its byproducts of mulch and scrap metal. PalletOne also owns and operates three wood treating plants. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis. Its largest pallet customers are agricultural and construction related companies including growers, grocery stores, and housing construction companies. We believe PalletOne’s numerous locations allows for a slight advantage in pursuing large corporate accounts, as sales of pallets are typically regionalized to specific locations. The principals of PalletOne have significant pallet manufacturing experience. The pallet manufacturing industry is mature and is experiencing continuing slow growth as the number of participants shrinks due to consolidation and underutilized plants, which have been eliminated. We initially invested in PalletOne in October 2001. Our investment in PalletOne consists of 350,000 shares of common stock, which represents a fully diluted equity interest of 18.7%. Due to substantially improved operating performance, we valued our interest in PalletOne at December 31, 2015 at $9.6 million, an increase from $1.0 million at December 31, 2014.

Off Balance Sheet Arrangements

We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2015 is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $61,000 and $85,000 for the years ended December 31, 2014 and 2013, respectively.

Contractual Obligations

As of December 31, 2015, we had no outstanding commitments to our portfolio company investments.

Dividends

We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 4, 2016, we sold U. S. Treasury Bills for $15.0 million and repaid our year-end margin loan.

On January 29, 2016, we invested $2.0 million in Biogenic Reagents, LLC (“Biogenic”) in the form of a senior secured promissory note maturing April 28, 2016 and bearing cash and PIK interest at the combined rate of 16% per annum. Biogenic is a developer and producer of high value carbon products from renewable biomass, headquartered in Minneapolis. The company has developed and commercialized a low-cost platform technology to make carbon products such as activated carbon for use in purification of air, water, food and pharmaceuticals and agricultural carbon to improve crop production.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates with respect to investments in debt securities and outstanding debt payable, as well as changes in marketable equity security prices. In the future, we may invest in companies outside the United States, including in Europe and Asia, which would give rise to exposure to foreign currency value fluctuations. We do not use derivative financial instruments to mitigate any of these risks. The return on investments is generally not affected by foreign currency fluctuations.

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

We are classified as a “non-diversified” investment company under the Investment Company Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping Products and Services” includes one portfolio company and was 25.7% of our net asset value, 18.3% of our total assets and 49.5% of our investments in portfolio company securities (at fair value) at December 31, 2015. The value of one segment called “Energy” includes one portfolio company and was 14.7% of our net asset value, 10.5% of our total assets and 28.4% of our investments in portfolio company securities (at fair value) as of December 31, 2015. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc.:

We have audited the accompanying balance sheets of Equus Total Return, Inc. (a Delaware corporation) (the “Fund”), including the schedule of investments, as of December 31, 2015 and 2014 and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2015 and 2014 and the selected per share data and ratios for the years ended December 31, 2015 and 2014. These financial statements and selected per share data and ratios are the responsibility of the management of the Fund. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. Our procedures included verification by examination or confirmation of securities held by the custodian as of December 31, 2015 and 2014, or by other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 and the selected per share data and ratios for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

March 30, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc.:

We have audited the accompanying statements of operations, changes in net assets, and cash flows of Equus Total Return, Inc. (a Delaware corporation) (the “Fund”) for the year ended December 31, 2013 and the selected per share data and ratios for each of the three years in the period ended December 31, 2013. These financial statements and selected per share data and ratios are the responsibility of the management of the Fund. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

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

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the Fund’s results of operations and cash flows for the year ended December 31, 2013 and the selected per share data and ratios for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY, LLP

Houston, Texas

March 31, 2014

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31,
	2015	2014
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $16,058 respectively)	$5,715	$13,173
Affiliate investments (cost at $350 and $350 respectively)	9,600	960
Non-affiliate investments - related party (cost at $5,698 and $5,706 respectively)	3,159	3,981
Non-affiliate investments (cost at $915 and $1,097 respectively)	915	1,532
Total investments in portfolio securities at fair value	19,389	19,646
Temporary cash investments	15,000	14,996
Cash and cash equivalents	17,036	15,697
Restricted cash	150	153
Accounts receivable from investments	614	614
Accrued interest receivable	128	764
Accrued dividend receivable	130	54
Accounts receivable and other	83	114
Total assets	52,530	52,038
Liabilities and net assets
Accounts payable and accrued liabilities	36	664
Accounts payable to related parties	186	174
Borrowing under margin account	15,000	14,999
Total liabilities	15,222	15,837

Commitments and contingencies (See Note 6)

Net assets	$37,308	$36,201

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	54,226	56,049
Undistributed net investment losses	(19,307)	(16,956)
Undistributed net capital gains	—	660
Unrealized appreciation (depreciation) of portfolio securities, net	4,915	(1,840)
Unrealized depreciation of portfolio securities - related party, net	(2,539)	(1,725)
Total net assets	$37,308	$36,201
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.94	$2.86

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Investment income:
Interest and dividend income (loss), net:
Control investments	$—	$580	$(166)
Non-affiliate investments - related party	297	161	—
Non-affiliate investments	142	224	172
Total interest and dividend income	439	965	6
Interest from temporary cash investments	7	—	1
Total investment income	446	965	7

Expenses:
Compensation expense	1,309	937	882
Professional fees	637	1,067	994
Director fees and expenses	356	414	433
General and administrative expense	343	293	128
Mailing, printing and other expenses	120	147	155
State income taxes	30	25	15
Interest expense	2	—	2
Settlement expense	—	500	527
Total expenses	2,797	3,383	3,136

Net investment loss	(2,351)	(2,418)	(3,129)

Net realized gain (loss):
Control investments	(2,850)	—	(1,795)
Non-affiliate investments - related party	—	724	—
Non-affiliate investments	372	(63)	(8,000)
Temporary cash investments	(5)	(1)	—
Net realized gain (loss)	(2,483)	660	(9,795)

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	4,915	(1,840)	(3,956)
Beginning of period	(1,840)	(3,956)	(17,222)
Net change in unrealized appreciation (depreciation) of portfolio securities	6,755	2,116	13,266

Net unrealized depreciation of portfolio securities - related party:
End of period	(2,539)	(1,725)	—
Beginning of period	(1,725)	—	—
Net change in unrealized depreciation of portfolio securities - related party	(814)	(1,725)	—

Net increase (decrease) in net assets resulting from operations	$1,107	$(1,367)	$342

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.09	$(0.11)	$0.03
Weighted average shares outstanding:
Basic and diluted	12,674	11,904	10,562

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net increase (decrease) in net assets resulting from operations	$1,107	$(1,367)	$342
Capital share transactions:
Shares issued for portfolio securities - related party	—	4,351	—
Net increase in net assets resulting from capital share transactions	—	4,351	—
Increase in net assets	1,107	2,984	342
Net assets at beginning of period	36,201	33,217	32,875
Net assets at end of period	$37,308	$36,201	$33,217

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$1,107	$(1,367)	$342
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	2,483	63	9,795
Net realized gain - related party	—	(724)	—
Net change in unrealized depreciation of portfolio securities	(6,755)	(2,116)	(13,266)
Net change in unrealized depreciation of portfolio securities - related party	814	1,725	—
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(793)	(810)
Net proceeds from dispositions of portfolio securities	602	63	—
Principal payments received from portfolio securities	4,255	270	9
Sales of temporary cash investments, net	(6)	—	(15,150)
Increase in accounts receivable from investments	—	(242)	(334)
(Increase) decrease in accrued interest receivable	(577)	(868)	65
(Increase) decrease in accounts receivable and other	31	(84)	3
Increase (decrease) in accounts payable and accrued liabilities	(628)	558	(108)
Increase (decrease) in accounts payable to related parties	12	148	(168)
Net cash provided by (used in) operating activities	1,338	(3,367)	(19,662)
Cash flows from financing activities:
Borrowings under margin account	15,000	14,999	15,000
Repayments under margin account	(14,999)	(15,000)	—
Net cash provided by (used in) financing activities	1	(1)	15,000
Net increase (decrease) in cash and cash equivalents	1,339	(3,368)	(4,627)
Cash and cash equivalents at beginning of period	15,697	19,065	23,687

Cash and cash equivalents at end of period	$17,036	$15,697	$19,065
Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$—	$4,351	$—
Accrued interest or dividends exchanged for portfolio securities	$915	$171	$—
Accrued interest or dividends exchanged for portfolio securities - related party	$222	$107	$—

Supplemental disclosure of cash flow information:
Interest paid	$2	$2	$—
Income taxes paid	$32	$20	$11

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2015	2014	2013	2012	2011
Investment income	$0.03	$0.08	$0.00	$0.05	$0.05
Expenses	0.22	0.28	0.30	0.30	0.40

Net investment loss	(0.19)	(0.20)	(0.30)	(0.25)	(0.35)

Net realized gain (loss)	(0.20)	0.06	(0.93)	(0.27)	(1.09)
Net change in unrealized depreciation	0.48	0.03	1.26	0.02	0.99
Net increase (decrease) in net assets	0.09	(0.11)	0.03	(0.50)	(0.45)
Capital transactions:
Shares issued for portfolio securities	—	0.37	—	—	(0.16)
Dilutive effect of shares issued	—	(0.54)	—	—	(0.07)
Decrease in net assets resulting from capital transactions	—	(0.17)	—	—	(0.23)
Net increase (decrease) in net assets	0.09	(0.28)	0.03	(0.50)	(0.68)
Net assets at beginning of period	2.86	3.14	3.11	3.61	4.29
Net assets at end of period, basic and diluted	$2.94	$2.86	$3.14	$3.11	$3.61
Weighted average number of shares outstanding during period,
in thousands	12,674	11,904	10,562	10,562	10,049
Market price per share:
Beginning of period	$2.10	$1.99	$2.36	$2.24	$2.50
End of period	$1.79	$2.10	$1.99	$2.36	$2.24
Selected information and ratios:
Dividends declared	$—	$—	$—	$—	$—
Ratio of expenses to average net assets	7.61%	9.75%	9.49%	8.93%	10.60%
Ratio of net investment gain (loss) to average net assets	(6.40%)	(6.97%)	(9.47%)	(7.47)%	(9.19%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	3.01%	(3.94%)	1.04%	(14.85)%	(11.89%)
Total return on market price (1)	(14.76%)	5.53%	(15.68%)	(5.36)%	(10.40%)

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$5,500
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	215
Total Control Investments: Majority-owned (represents 16.6% of total investments at fair value)					$10,050	$5,715
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.8%)		$350	$9,600
Total Affiliate Investments (represents 27.9% of total investments at fair value)					$350	$9,600
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	September 2014	428,662 shares of common stock (1.7%)		$5,698	$3,159
Total Non-Affiliate Investments - Related Party (represents 9.2% of total investments at fair value)					$5,698	$3,159
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 1/16 (2)	$915	915	915
Total Non-Affiliate Investments (represents 2.7% of total investments at fair value)					$915	$915
Total Investment in Portfolio Securities					$17,013	$19,389
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2015	UST 0% 1/16	$15,000	15,000	15,000
Total Temporary Cash Investments (represents 43.6% of total investments at fair value)					$15,000	$15,000
Total Investments					$32,013	$34,389

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2015

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

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2015, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 29.5% of the total value of the investments in portfolio securities as of December 31, 2015.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2015 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$10,050	$5,715	15.3%
Secured and subordinated debt	915	915	2.5%
Common stock	6,048	12,759	34.2%
Total	$17,013	$19,389	52.0%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2015 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$9,600	25.7%
Energy	5,500	14.7%
Financial services	3,159	8.5%
Business products and services	915	2.5%
Media	215	0.6%
Total	$19,389	52.0%

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

DECEMBER 31, 2015, 2014 AND 2013

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

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2015, we had cash and cash equivalents of $17.0 million. We had $19.4 million of our net assets of $37.3 million invested in portfolio securities. We also had $15.1 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 4, 2016 and we subsequently repaid this margin loan. The margin interest was paid on February 3, 2016.

As of December 31, 2014, we had cash and cash equivalents of $15.7 million. We had $19.7 million of our net assets of $36.2 million invested in portfolio securities. We also had $15.1 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2015 and we subsequently repaid this margin loan. The margin interest was paid on February 4, 2015.

During 2015 and 2014, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be material to us and our stockholders.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $16.2 million and $15.7 million as of December 31, 2015 and 2014, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during 2015 and 2014.

As of December 31, 2015, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of December 31, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$5,715	$—	$—	$5,715
Affiliate investments	9,600	—	—	9,600
Non-affiliate investments - related party	3,159	3,159	—	—
Non-affiliate investments	915	—	—	915
Total investments	19,389	3,159	—	16,230
Temporary cash investments	15,000	15,000	—	—
Total investments and temporary cash investments	$34,389	$18,159	$—	$16,230

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

There were no transfers between Level 1 and Level 2 during 2015 and 2014.

The following table provides a reconciliation of fair value changes during 2015 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2014	$13,173	$960	$1,532	$15,665
Realized losses	(2,850)	—	372	(2,478)
Change in unrealized appreciation (depreciation)	(1,450)	8,640	(435)	6,755
Purchases of portfolio securities	—	—	—	—
Proceeds from sales/dispositions	(3,158)	—	(554)	(3,712)
Fair value as of December 31, 2015	$5,715	$9,600	$915	$16,230

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

As of December 31, 2015 and 2014, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

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

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million, $0.02 million and $0.01 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for each of the years ended December 31, 2015, 2014 and 2013.

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2015:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$915	Yield-to-maturity	Discount for lack of marketability	0%	0%
Common stock	9,600	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%

		Asset approach	Recovery rate	0%	100%
Limited liability company investments	5,715	Discounted cash flow; Guideline transaction method	Reserve adjustment factors	75%	100%
	$16,230

Reclassifications - Certain amounts have been reclassified in the 2014 financial statements to conform with the current year presentation.

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

In November, 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director of the Fund, is a managing partner and co-founder of Global Energy. For each of the years ended December 31, 2015, 2014 and 2013, payments to Global Energy totaled $75,000.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered.  During 2015 and 2014, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.3 million and $0.3 million, respectively, for services provided to the Fund during the year.

(5) FEDERAL INCOME TAX MATTERS

As a Regulated Investment Company, our tax liability is dependent upon whether an election is made to distribute taxable investment income and capital gains above any statutory requirement. As we incurred losses in 2013, 2014 and 2015, no distributions were required or made.

The Internal Revenue Service approved our request, effective October 31, 1998, to change our year-end for determining capital gains for purposes of Section 4982 of the Internal Revenue Code from December 31 to October 31.

There are no material book to tax differences for net investment income/losses, realized gains or unrealized appreciation/depreciation. As of December 31, 2015, we had approximately $31.3 million in capital losses of which $14.4 million will begin expiring after 2017, and the remaining $16.9 million can be carried forward definitely.

Return of Capital Statement of Position has no material book to tax differences for the three years ended December 31, 2015 and therefore has no material book to tax differences impacting accumulated earnings.

We believe that any aggregate exposure for uncertain tax positions should not have a material impact on our financial statements as of December 31, 2015 or December 31, 2014. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2011 through 2015 remain open to examination. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(6) COMMITMENTS AND CONTINGENCIES

We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2015 is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $61,000 and $85,000 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2015, we had no outstanding commitments to our portfolio company investments.

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

2015 Portfolio Activity

During the year ended December 31, 2015, we received a 1-year subordinated note from 5th Element Tracking in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum in connection with the sale of our interest in Spectrum. We also received 23,694 shares of MVC in the form of dividend payments.

The following table includes significant investment activity during the year ended December 31, 2015 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
MVC Capital, Inc.	$—	$—	$—	$222	$222
5TH Element Tracking, LLC	—	915	—	—	915
	$—	$915	$—	$222	$1,136

During 2015,we realized capital losses of $2.5 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Spectrum Management, LLC	Business products and services	Control	Disposition	$(2,850)
Orco Property Group S. A.	Real Estate	Non-affiliate	Disposition	372
Various others			Disposition	(5)
				$(2,483)

During 2015, we recorded a net decrease in unrealized depreciation of $5.9 million, to arrive at a net unrealized appreciation of our portfolio securities of $2.4 million, resulting principally from the following:

(i)	Decrease in the fair value of our holdings in Equus Energy, LLC of $4.3 million, principally due to a combination of production without a corresponding increases in proved reserves and declining short- and long-term prices for crude oil and natural gas;

(ii)	Decrease in the fair value of our shareholding in MVC of $0.8 million due to a decrease in the MVC share price during the period, which was partially offset by $0.2 million in dividends received in the form of additional MVC shares and $0.2 million in purchase price adjustment;

(iii)	Increase in fair value of our shareholding in PalletOne, Inc. of $8.6 million due to an overall improvement in the industry sector for packaging companies, as well as continued revenue and earnings growth for the company;

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

(ii)	Decrease in fair value of Equus Media Development Company, LLC of $0.1 million due to a net operating loss for the period equal to the amount of the decrease;
(iii)	Decrease in fair value of MVC of $1.7 million due to the decline in the stock price of MVC, which was partially offset by $0.1 million in dividends received in the form of additional MVC shares;
(iv)	Decrease in fair value of our holding of OPG Notes of $0.1 million due to adverse changes in the USD-EUR exchange rate; and
(v)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth.

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

Below is selected financial information from the audited financial statements for Equus Energy as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,
	2015	2014
		(Revised)
Assets
Current assets:
Cash and cash equivalents	$517	$613
Accounts receivable	122	310
Other current assets	32	35
Total current assets	671	958
Oil and gas properties	8,269	8,200
Less: accumulated depletion, depreciation and amortization	(6,516)	(1,768)
Net oil and gas properties	1,753	6,432
Total assets	$2,424	$7,390
Liabilities and member's equity
Current liabilities:
Accounts payable and other	$206	$110
Due to affiliate	611	611
Total current liabilities	817	721
Asset retirement obligations	178	183
Total liabilities	995	904
Total member's equity	1,429	6,486
Total liabilities and member's equity	$2,424	$7,390

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
		(Revised)	(Revised)
Operating revenue	$1,091	$2,469	$2,556
Operating expenses
Direct operating expenses	1,103	1,148	1,241
Impairment	3,978	—	—
Depletion, depreciation, amortization and accretion	771	790	989
General and administrative	356	632	535
Total operating expenses	6,208	2,569	2,765
Operating loss before income tax expense	(5,117)	(100)	(209)
Income tax benefit (expense)	61	(63)	2
Net loss	$(5,056)	$(163)	$(207)

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
		(Revised)	(Revised)
Cash flows from operating activities:
Net loss	$(5,056)	$(163)	$(207)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Impairment of oil and gas properties	3,978	—	—
Depletion, depreciation and amortization	766	784	983
Accretion expense	5	6	5
Changes in operating assets and liabilities:
Accounts receivable	188	(22)	154
Prepaid expenses and other current assets	4	(35)
Affiliate payable/receivable	—	247	365
Accounts payable and other	95	(190)	(188)
Net cash (used in) provided by operating activities	(20)	627	1,112
Cash flows from investing activities:
Investment in oil & gas properties	(76)	(500)	(801)
Net cash used in investing activities	(76)	(500)	(801)
Net (decrease) increase in cash	(96)	127	311
Cash and cash equivalents at beginning of period	613	486	175
Cash and cash equivalents at end of period	$517	$613	$486
Non-cash investing and financing activities:
Revision of asset retirement obligation	$(11)	$—	$—

Supplemental disclosure of cash flow information
Income taxes refunded (paid)	$21	$—	$(21)

Based on calculated reserves at December 31, 2015, the unamortized costs of the Equus Energy’s oil and natural gas properties exceeded the ceiling test limit by $4.0 Million, which was recorded as an impairment of oil and gas properties.

Prior Year Restatement

Equus Energy LLC has issued audited consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. Equus Energy LLC has restated its 2014 and 2013 consolidated financial statements to reflect certain adjustments for due diligence costs related to an abandoned acquisition and provision for deferred taxes. The effect on our previously issued 2014 condensed consolidated financial statements is as follows (in thousands):

	2014 Previously Reported (Unaudited)	Adjustment	2014 Restated Amount (Audited)
Consolidated Balance Sheet:
Other non-current investment	193	(193)	—
Total Assets	7,583	(193)	7,390
Accounts payable and other current liabilities	71	39	110
Total Current Liabilities	682	39	721
Total Liabilities	865	39	904
Member’s capital	6,719	(233)	6,486

Consolidated Statement of Operations:
General and administrative expenses	439	193	632
Operating Expenses	2,376	193	2,569
Income (loss) before income taxes	93	(193)	(100)
Income tax expense	—	(63)	(63)
Net income (loss)	93	(256)	(163)

Consolidated Statement of Cash Flows:
Net Income (loss)	93	(256)	(163)
Change in accounts payable and other	(253)	63	(190)
Net cash provided by operating activities	820	(193)	627
Investment in oil and gas properties	(193)	193	—
Net cash used in investing activities	(693)	193	(500)

The effect on our previously issued 2013 condensed consolidated financial statements is as follows (in thousands):

	2013 Previously Reported (Unaudited)	Adjustment	2013 Restated Amount (Audited)
Consolidated Statement of Operations:
Income tax (expense) benefit	(21)	23	2
Net loss	(230)	23	(207)

Consolidated Statement of Cash Flows:
Net loss	(230)	23	(207)
Change in accounts payable and other	(165)	(23)	(188)

(9) Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance modifies the consolidation analysis for limited partnerships and similar type entities as well as variable interests in a variable interest entity, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Our adoption of ASU No. 2015-02 is not anticipated to have a material effect on our financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU No. 2015-07 shall be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years. Our adoption of ASU No. 2015-07 is not anticipated to have a material effect on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  Among other things, this ASU requires that pubic business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  ASU No. 2016-01 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Our adoption of ASU No. 2016-01 is not anticipated to have a material effect on our financial statements.

(10) SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 4, 2016, we sold U. S. Treasury Bills for $15.0 million and repaid our year-end margin loan.

On January 29, 2016, we invested $2.0 million in Biogenic Reagents, LLC (“Biogenic”) in the form of a senior secured promissory note maturing April 28, 2016 and bearing cash and PIK interest at the combined rate of 16% per annum. Biogenic is a developer and producer of high value carbon products from renewable biomass, headquartered in Minneapolis. The company has developed and commercialized a low-cost platform technology to make carbon products such as activated carbon for use in purification of air, water, food and pharmaceuticals and agricultural carbon to improve crop production.

(11) SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2015
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015	TOTAL
Total investment income	$44	$89	$91	$222	$446
Net investment loss	(1,074)	(594)	(370)	(313)	(2,351)
Increase (decrease) in net assets resulting
from operations	(839)	2,623	(333)	(344)	1,107

Basic and diluted earnings (loss) per share (1)	(0.07)	0.21	(0.03)	(0.02)	0.09

(in thousands, except per share amounts)	Year Ended December 31, 2014
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014	TOTAL
Total investment income	$256	$64	$109	$536	$965
Net investment loss	(468)	(714)	(433)	(803)	(2,418)
Increase (decrease) in net assets resulting
from operations	(537)	1,011	(432)	(1,409)	(1,367)
Basic and diluted earnings (loss) per share (1)	(0.05)	0.09	(0.04)	(0.11)	(0.11)

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We assessed our internal control over financial reporting as of December 31, 2015, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2016 (the “2016 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Report of Independent Registered Public Accounting Firm—BDO USA, LLP	62
Schedule 12-14 Investments in and Advances to Affiliates	63

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Equus Total Return, Inc.:

We have audited the balance sheet of Equus Total Return, Inc. (a Delaware corporation), including the schedule of investments, as of December 31, 2015 and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2015 and the selected per share data and ratios for the year ended December 31, 2015, and have issued our report thereon dated March 30, 2016 (included elsewhere in this Form 10-K). Our audit also included the Schedule 12-14 listed in Item 15(a)(1) of this Form 10-K. The Schedule 12-14 is the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion based on our audit.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Houston, Texas

March 30, 2016

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2015
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income(e)	As of December 31, 2014 Fair Value	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2015 Fair Value
Control investments: Majority-owned

Equus Energy, LLC	Member interest (100%)	$—	$9,800	—	(4,300)	$5,500

Equus Media Development Company, LLC	Member interest (100%)	—	215	—	0	215

Spectrum Management, LLC	285,000 units of Class A member interest	—	—	—	—	—
	16% subordinated promissory note (d)	—	3,158	—	(3,158)	—

Total Control investments: Majority-owned		—	13,173	—	(7,458)	5,715
Total Control investments		—	13,173	—	(7,458)	5,715
Affiliate Investments

PalletOne, Inc.	350,000 shares of common stock	—	960	8,640	—	9,600

Total Affiliate investments		—	960	8,640	—	9,600
Total Investments In and Advances to Affiliates		—	14,133	8,640	(7,458)	15,315

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2015.
(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Accrued income is impaired.
(e)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(g)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014 [Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2015.]

(h)	Plan of Reorganization of the Registrant, dated as of May 13, 2014 [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2015.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

99.	Equus Energy, LLC and Subsidiary

(1)	Consolidated Financial Statements of Equus Energy, LLC and Subsidiary for the years ended December 31, 2015, 2014 and 2013 [Filed herewith.]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 30, 2016	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 30, 2016
Fraser Atkinson

/S/ ALESSANDRO BENEDETTI	Director	March 30, 2016
Alessandro Benedetti

/S/ RICHARD F. BERGNER	Director	March 30, 2016
Richard F. Bergner

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	March 30, 2016
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	March 30, 2016
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 30, 2016
Robert L. Knauss

/S/ BERTRAND DES PALLIERES	Director	March 30, 2016
Bertrand des Pallieres

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	March 30, 2016
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
L’Sheryl D. Hudson

