Form 10-Q
period 2016-03-31
EQUUS TOTAL RETURN, INC.
filed 2016-05-11
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 11, 2016.

Index

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Index

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2016	December 31, 2015
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $10,050 respectively)	$4,715	$5,715
Affiliate investments (cost at $350 and $350 respectively)	11,600	9,600
Non-affiliate investments - related party (cost at $5,829 and $5,698 respectively)	3,267	3,159
Non-affiliate investments (cost at $2,940 and $915 respectively)	2,940	915
Total investments in portfolio securities at fair value	22,522	19,389
Temporary cash investments	15,000	15,000
Cash and cash equivalents	14,430	17,036
Restricted cash	149	150
Accounts receivable from investments	611	614
Accrued interest receivable	214	128
Accrued dividend receivable	—	130
Accounts receivable and other	40	83
Total assets	52,966	52,530
Liabilities and net assets
Accounts payable and accrued liabilities	349	36
Accounts payable to related parties	68	186
Borrowing under margin account	14,999	15,000
Total liabilities	15,416	15,222

Commitments and contingencies (See Note 2)

Net assets	$37,550	$37,308

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	54,224	54,226
Undistributed net investment losses	(20,040)	(19,307)
Undistributed net capital gains	—	—
Unrealized appreciation (depreciation) of portfolio securities, net	5,915	4,915
Unrealized depreciation of portfolio securities - related party, net	(2,562)	(2,539)
Total net assets	$37,550	$37,308
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.96	$2.94

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Investment income:
Interest and dividend income:
Non-affiliate investments	$136	$44
Total interest and dividend income	136	44
Interest from temporary cash investments	2	—
Total investment income	138	44

Expenses:
Compensation expense	272	624
Professional fees	368	327
Director fees and expenses	120	95
General and administrative expense	84	41
Mailing, printing and other expenses	26	23
Taxes	—	7
Interest expense	1	1
Total expenses	871	1,118

Net investment loss	(733)	(1,074)

Net realized gain (loss):
Control investments	—	(2,850)
Non-affiliate investments	—	372
Temporary cash investments	(2)	(5)
Net realized loss	(2)	(2,483)

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	5,915	1,023
Beginning of period	4,915	(1,840)
Net change in unrealized appreciation (depreciation) of portfolio securities	1,000	2,863

Net unrealized depreciation of portfolio securities - related party:
End of period	(2,562)	(1,870)
Beginning of period	(2,539)	(1,725)
Net change in unrealized depreciation of portfolio securities - related party	(23)	(145)

Net increase (decrease) in net assets resulting from operations	$242	$(839)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.02	$(0.07)
Weighted average shares outstanding:
Basic and diluted	12,674	12,674

The accompanying notes are an integral part of these financial statements.

4

Index

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Net increase (decrease) in net assets resulting from operations	$242	$(839)
Net assets at beginning of period	37,308	36,201
Net assets at end of period	$37,550	$35,362

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Reconciliation of net increase (decrease) in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$242	$(839)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss	2	2,483
Net change in unrealized depreciation of portfolio securities	(1,000)	(2,863)
Net change in unrealized depreciation of portfolio securities - related party	23	145
Changes in operating assets and liabilities:
Purchase of portfolio securities	(2,000)	—
Net proceeds from dispositions of portfolio securities	—	372
Principal payments received from portfolio securities	—	4,255
Sales of temporary cash investments, net	(2)	15,144
Decrease (increase) in accounts receivable from investments	3	(2)
Increase in accrued interest receivable	(111)	(181)
Decrease in accounts receivable and other	43	92
Increase (decrease) in accounts payable and accrued liabilities	313	(442)
(Decrease) increase in accounts payable to related parties	(118)	109
Net cash (used in) provided by operating activities	(2,605)	18,273
Cash flows from financing activities:
Borrowings under margin account	14,999	—
Repayments under margin account	(15,000)	(14,999)
Net cash used in financing activities	(1)	(14,999)
Net (decrease) increase in cash and cash equivalents	(2,606)	3,274
Cash and cash equivalents at beginning of period	17,036	15,697

Cash and cash equivalents at end of period	$14,430	$18,971
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$25	$915
Accrued interest or dividends exchanged for portfolio securities - related party	$130	$54

Supplemental disclosure of cash flow information:
Interest paid	$1	$1
Income taxes paid	$4	$7

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ending March 31,
	2016	2015
Investment income	$0.01	$—
Expenses	0.07	0.09

Net investment loss	(0.06)	(0.09)

Net realized loss	—	(0.20)
Net change in unrealized appreciation	0.08	0.23
Net change in unrealized depreciation - related party	—	(0.01)
Net increase (decrease) in net assets	0.02	(0.07)
Net assets at beginning of period	2.94	2.86
Net assets at end of period, basic and diluted	$2.96	$2.79
Weighted average number of shares outstanding during period,
in thousands	12,674	12,674
Market price per share:
Beginning of period	$1.79	$2.10
End of period	$1.60	$1.95
Selected information and ratios:
Ratio of expenses to average net assets	2.33%	3.12%
Ratio of net investment loss to average net assets	(1.96%)	(3.00%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	0.65%	(2.34%)
Total return on market price (1)	(10.61%)	(7.14%)

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$4,500
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	215
Total Control Investments: Majority-owned (represents 12.6% of total investments at fair value)					$10,050	$4,715
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$11,600
Total Affiliate Investments (represents 30.9% of total investments at fair value)					$350	$11,600
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	445,744 shares of common stock (1.7%)		$5,829	$3,267
Total Non-Affiliate Investments - Related Party (represents 8.7% of total investments at fair value)					$5,829	$3,267
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 7/16 (2)	$940	940	940
Biogenic Reagents, LLC	Energy	January 2016	16% promissory note due 5/16 (2)	2,000	2,000	2,000
Minneapolis, MN
Total Non-Affiliate Investments (represents 7.8% of total investments at fair value)					$2,940	$2,940
Total Investment in Portfolio Securities					$19,169	$22,522
Temporary Cash Investments
U.S. Treasury Bill	Government	April 2016	UST 0% 4/16	$15,000	15,000	15,000
Total Temporary Cash Investments (represents 40.0% of total investments at fair value)					$15,000	$15,000
Total Investments					$34,169	$37,522

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2016

(Unaudited)

Except for our holding of shares of MVC Capital, Inc. (“MVC”), substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2016, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 29.8% of the total value of the investments in portfolio securities as of March 31, 2016.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2016 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$10,050	$4,715	12.6%
Secured and subordinated debt	2,940	2,940	7.8%
Common stock	6,179	14,867	39.6%

Total	$19,169	$22,522	60.0%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2016 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$11,600	30.9%
Energy	6,500	17.3%
Financial services	3,267	8.7%
Business products and services	940	2.5%
Media	215	0.6%

Total	$22,522	60.0%

The accompanying notes are an integral part of these financial statements.

Index

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

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

Index

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

Except for our holding of shares of MVC Capital, Inc. (“MVC”), substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

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

Index

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

(1)	Description of Business and Basis of Presentation

Description of Business - Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

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

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).

Index

(2)	Liquidity and Financing Arrangements

Liquidity -There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through March 31, 2016. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents - As of March 31, 2016, we had cash and cash equivalents of $14.4 million. We had $22.5 million of our net assets of $37.6 million invested in portfolio securities. We also had $15.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on April 1, 2016 and we subsequently repaid this margin loan, plus interest, on April 5, 2016.

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

Investment Commitments - As of March 31, 2016, we had no outstanding commitments to our portfolio company investments.

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

As of March 31, 2016, we borrowed $15.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.1 million.

As of December 31, 2015, we borrowed $15.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.1 million.

Certain Risks and Uncertainties - Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first three months of 2016, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2016 and the first three months of 2017.

Index

(3)	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates - The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

Valuation of Investments - We follow ASC Topic 820 for measuring fair value. Prior to our election to become a BDC, we also followed the guidance in ASC Topic 820 in disclosing the fair value reported for all financial instruments that were either impaired or available for sale securities, using the definitions provided in Accounting Standards Codification Topic 320, “Investments – Debt and Equity Securities” (“ASC Topic 320”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under ASC Topic 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

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

Index

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

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we might realize significantly less than the value at which such investment had previously been recorded. With respect to Level 3 investments, where sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, we undertake, on a quarterly basis, a valuation process as described below:

•	For each debt investment, a basic credit review process is completed. The risk profile on every credit facility is reviewed and either reaffirmed or revised by our Investment Committee.

•	Each portfolio company or investment is valued by an investment professional

•	Third party valuation firm(s) are engaged to provide valuation services as requested, by reviewing Management’s preliminary valuations and/or analysis of the portfolio investment in question. For investments with a fair value exceeding $2.5 million held for more than 1 year, our Management’s preliminary fair value conclusions on each of the Fund’s assets for which sufficient market quotations are not readily available is reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the Audit Committee or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or another valuation method based on the discretion of our Board.

•	The Audit Committee reviews the preliminary valuations of our Management and independent valuation firms and, if appropriate, recommends the approval of the valuations by the Board.

•	Our Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of Management, the Audit Committee and, where appropriate, the respective independent valuation firms.

The following sections describe the valuation techniques we use to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

Market approach - The market approach typically employed by Management calculates the enterprise value of a company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the company for the trailing twelve month period. Adjustments to the company’s EBITDA, including those for non-recurring items, may be considered. Multiples are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. We will apply liquidity and other discounts as deemed appropriate to equity valuations where applicable. We may also use, when available, third-party transactions in a portfolio company’s securities as the basis of valuation (the “private market method”). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

Income approach - The income approach typically utilized by our Management calculates the enterprise value of a company utilizing a discounted cash flow model incorporating projected future cash flows of the company. Projected future cash flows consider the historical performance of the company as well as current and projected market participant performance. Discount rates are estimated based on current market conditions and past experience in the private company marketplace and are subjective in nature. We will apply liquidity and other discounts as deemed appropriate to equity valuations where applicable.

Index

Asset approach - We consider the asset approach to determine the fair value of significantly deteriorated investments demonstrating circumstances indicative of a liquidation analysis. This situation may arise when a portfolio company: 1) cannot generate adequate cash flow to meet the principal and interest payments on its indebtedness; 2) is not successful in refinancing its debt upon maturity; 3) we believe the credit quality of a loan has deteriorated due to changes in the business and underlying asset or market conditions may result in the company’s inability to meet future obligations; or 4) the portfolio company’s reorganization or bankruptcy. Consideration is also given as to whether a liquidation event would be orderly or forced.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $19.3 million and $16.2 million as of March 31, 2016 and December 31, 2015, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of March 31, 2016, one of our portfolio investments, 445,744 common shares of MVC, was publicly listed on the NYSE. As of December 31, 2015, one of our portfolio investments, 428,662 common shares of MVC, was publicly listed on the NYSE.

Index

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the quarter ended March 31, 2016 and the year ended December 31, 2015.

As of March 31, 2016, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of March 31, 2016
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$4,715	$—	$—	$4,715
Affiliate investments	11,600	—	—	11,600
Non-affiliate investments - related party	3,267	3,267	—	—
Non-affiliate investments	2,940	—	—	2,940
Total investments	22,522	3,267	—	19,255
Temporary cash investments	15,000	15,000	—	—
Total investments and temporary cash investments	$37,522	$18,267	$—	$19,255

Index

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2016 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2015	$5,715	$9,600	$915	$16,230
Change in unrealized appreciation (depreciation)	(1,000)	—	2,000	1,000
Purchases of portfolio securities	—	—	2,025	2,025
Fair value as of March 31, 2016	$4,715	$9,600	$4,940	$19,255

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2015 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2014	$13,173	$960	$1,532	$15,665
Realized gains (losses)	(2,850)	—	372	(2,478)
Change in unrealized appreciation (depreciation)	2,050	1,248	(580)	2,718
Purchases of portfolio securities	—	—	54	54
Proceeds from sales/dispositions	(3,158)	—	(463)	(3,621)
Fair value as of March 31, 2015	$9,215	$2,208	$915	$12,338

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

Index

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

As of March 31, 2016 and December 31, 2015, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

Interest Income Recognition - We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. We accrete or amortize discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities. We stop accruing interest on investments when we determine that interest is no longer collectible. We may also impair the accrued interest when we determine that all or a portion of the current accrual is uncollectible. If we receive any cash after determining that interest is no longer collectible, we treat such cash as payment on the principal balance until the entire principal balance has been repaid, before we recognize any additional interest income. We will write off uncollectible interest upon the occurrence of a definitive event such as a sale, bankruptcy, or reorganization of the relevant portfolio interest.

Payment in Kind Interest (PIK) - We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Cash Flows - For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We include our investing activities within cash flows from operations. We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Taxes - We intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a RIC. See Note 1 for discussion of Taxable Subsidiaries and see Note 2 for further discussion of the Fund’s RIC borrowings.

All corporations organized in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million for the year ended December 31, 2015.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the year ended December 31, 2015.

Significant Unobservable Inputs - Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with distinct contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including historical and forecasted financial and operational performance of the portfolio company, project cash flows, market multiples comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs.

Index

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2016:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$2,940	Yield-to-maturity	Discount for lack of marketability	0%	0%
Common stock	11,600	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	2.3%	24%

		Asset approach	Recovery rate	0%	100%
Limited liability company investments	4,715	Discounted cash flow; Guideline transaction method	Reserve adjustment factors	75%	100%
	$19,255

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

In 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $18,750 for each of the three months ended March 31, 2016 and 2015.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a fixed amount at a rate of $250 per hour for services rendered. During the three months ended March 31, 2016 and 2015, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $104,813 and $91,813 respectively, for services provided to the Fund.

.

Index

(5)	Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

(6)	Portfolio Securities

On January 29, 2016, we invested $2.0 million in Biogenic Reagents, LLC (“Biogenic”) in the form of a senior secured promissory note maturing May 31, 2016 and bearing cash and PIK interest at the combined rate of 16% per annum. Biogenic is a developer and producer of high value carbon products from renewable biomass, headquartered in Minneapolis. The company has developed and commercialized a low-cost platform technology to make carbon products such as activated carbon for use in purification of air, water, food and pharmaceuticals and agricultural carbon to improve crop production.

On March 2, 2016, we extended the maturity of the 5th Element Tracking, LLC promissory note to July, 2016 and received fees in the form of a PIK and cash totaling $0.05 million.

During the three months ended March 31, 2016, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC

During the three months ended March 31, 2016, we recorded a net change in unrealized appreciation of $1.0 million, to a net unrealized appreciation of $3.3 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.1 million due to the receipt of a dividend payment in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $2.0 million due to an overall improvement in comparable industry sectors, as well as continued revenue and earnings growth;

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.0 million, principally due to a combination of lower production without a corresponding increase in proved reserves and continued lower short- and long-term prices for crude oil and natural gas.

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

On January 30, 2015, we received a partial redemption payment in respect of our holding of Notes of Orco Property Group S.A. (“OPG Notes”) in the amount of €36,587 [$41,478].

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

Index

(iv)	Transfer of unrealized depreciation to realized loss on our holdings in Spectrum Management, LLC (“Spectrum”) of $2.9 million in connection with the sale of our interest in Spectrum.

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

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the reorganization by pursuing a merger or consolidation with MVC, a subsidiary of MVC, or one or more of MVC’s portfolio companies (the “Consolidation”). Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) consummate the Consolidation with a portfolio company of MVC, (ii) terminate its election to be classified as a BDC under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector. Our management is currently evaluating these alternatives.

(8)	Equus Energy, LLC

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests, which presently comprise 130 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 21,220 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

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

Revenue and Income. During the three months ended March 31, 2016, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.01 million, ($0.2) million, and ($0.4) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net income of $0.3 million, $0.02 million, and ( $0.3) million, respectively, for the three months ended March 31, 2015.

Capital Expenditures. During the three months ended March 31, 2016, Equus Energy invested $0.003 million in capital expenditures for small repairs and improvements. The operators of the various working interest have communicated their intent to wait until later in 2016, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

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

Index

Below is summarized consolidated financial information for Equus Energy as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, respectively, (in thousands):

EQUUS ENERGY, LLC

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$178	$517
Accounts receivable	42	122
Other current assets	32	32
Total current assets	252	671
Oil and gas properties	8,273	8,269
Less: accumulated depletion, depreciation and amortization	(6,579)	(6,516)
Net oil and gas properties	1,694	1,753
Total assets	$1,946	$2,424

Liabilities and member's capital
Current liabilities:
Accounts payable and other	$163	$206
Due to affiliate	611	611
Total current liabilities	774	817
Asset retirement obligations	179	178
Total liabilities	953	995

Total member's equity	993	1,429

Total liabilities and member's equity	$1,946	$2,424

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

Index

EQUUS ENERGY, LLC

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
Operating revenue	$58	$284
Operating expenses
Direct operating expenses	262	259
Impairment	—
Depletion, depreciation, amortization and accretion	63	186
General and administrative	169	131
Total operating expenses	494	576
Operating loss before income tax expense	(436)	(292)
Net loss	$(436)	$(292)

EQUUS ENERGY, LLC

Condensed Consolidated Statements of Cash Flows

	Three Months Ending March 31,
	2016	2015
Cash flows from operating activities:

Net loss	$(436)	$(292)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depletion, depreciation, amortization and accretion	63	186
Changes in operating assets and liabilities:
Accounts receivable and other current assets	80	162
Accounts payable and other	(43)	11

Net cash (used in) provided by operating activities	(336)	67

Cash flows from investing activities:
Investment in oil & gas properties	(3)	(45)
Net cash used in investing activities	(3)	(45)
Net (decrease) increase in cash	(339)	22
Cash and cash equivalents at beginning of period	517	613
Cash and cash equivalents at end of period	$178	$635

Critical Accounting Policies for Equus Energy - Equus Energy and its wholly-owned subsidiary EQS Energy Holdings, Inc. (collectively, “the Company”) follow the Full Cost Method of Accounting for oil and gas properties. Under the full cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. Gains or losses are normally reflected as an adjustment to the full cost pool.

Index

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.06 million and $0.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2016, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during the three months ended March 31, 2016. However, during 2015, the Company recognized an impairment loss of $4.0 million.

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

Income Taxes - A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of March 31, 2016 and March 31, 2015, the Company recorded $0 in federal income taxes.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  Among other things, this ASU requires that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  ASU No. 2016-01 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Our adoption of ASU No. 2016-01 is not anticipated to have a material effect on our financial statements.

Index

(10)	Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 1, 2016, we received $40,000 in cash representing payment of accrued cash interest on our $2.0 million loan to Biogenic Reagents, LLC made on January 29, 2016.

On April 1, 2016, we sold U.S. Treasury Bills for $15.0 million and repaid our margin loan.

On April 28, 2016, we extended the maturity date of our $2.0 million loan to Biogenic Reagents, LLC from April 28, 2016 to May 31, 2016.

Index

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

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2015, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the return or impact of current and future investments;

•	our contractual arrangements and other relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to qualify and operate as a BDC and a RIC, including the impact of changes in laws or regulations governing our operations, or the operations of our portfolio companies;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses; and

•	market conditions and our ability to access additional capital, if deemed necessary.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Index

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

Plan of Reorganization

On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act. As a first step to consummating the reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. The number of MVC shares received by Equus represents approximately 1.73% of MVC’s total outstanding shares of common stock. The number of Equus shares sold to MVC pursuant to the Share Exchange represents approximately 16.7% of our issued and outstanding shares of common stock at March 31, 2015. We incurred dilution of $0.11 per share as a result of the Share Exchange. Since the announcement, we have received 49,905 shares of MVC (market value of $0.4 million calculated as of the date of receipt) in the form of dividend payments.

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

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Annual Report on Form10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  Among other things, this ASU requires that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  ASU No. 2016-01 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Our adoption of ASU No. 2016-01 is not anticipated to have a material effect on our financial statements.

Current Market Conditions

Despite relatively low unemployment rates, the U.S. economy expanded at an annualized rate of 0.5% during the first quarter of 2016, following an annualized increase of 1.4% during the fourth quarter of 2015. The decreased growth during the first quarter, the slowest since the first quarter of 2014, was principally attributed to a strong U.S. dollar, which hampered U.S. exports, lower consumer spending, and continued low crude and natural gas prices which negatively affected the energy sector. In a survey of 60 economists, the Wall Street Journal has predicted GDP growth of 2.4% for the second quarter of 2016. In respect of the energy industry, Schlumberger reported in October 2015 that it did not expect a recovery in demand for energy before 2017 and predicted that exploration and production spending would decrease again in 2016. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Wall Street Journal, CNBC)

Index

Market conditions for business transactions during 2015, including mergers and acquisitions and private equity investments, improved to their highest level ($3.8 trillion) since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. Private equity funds increased their assets under management during 2015 to a projected $468 billion, a level not seen since 2008, as private equity firms as a group enjoyed more success during the year in attracting investment capital. First quarter 2016 results are not yet available but are expected to continue this trend. (Sources: Bloomberg, Forbes and The New York Times).

During the three months ended March 31, 2016, our net asset value increased from $2.94 per share to $2.96 per share, an increase of 0.68%. As of March 31, 2016, our common stock is trading at a 45.9% discount to our net asset value as compared to 39.2% as of December 31, 2015.

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

Results of Operations

Investment Income and Expense

Net investment loss decreased to $0.7 million from $1.1 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in net investment loss generated at March 31, 2016 compared to March 31, 2015 is due primarily to an increase in total investment income and a decrease in operating expense.

Investment income was $0.1 million for the three months ended March 31, 2016 and $0.04 million for the three months ended March 31, 2015. The increase in investment income was primarily due to the increase in income producing investments, including interest income from our loan to Biogenic Reagents, LLC and the MVC share dividend received during the three months ended March 31, 2016.

Index

Total expenses decreased to $0.9 million for the three months ended March 31, 2016 from $1.1 million for the three months ended March 31, 2015. The decrease is principally officer and employee bonuses earned during the first quarter of 2015.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2016, we realized a loss of $2.0 thousand from the sale of temporary cash investments.

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
				$(2,483)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the three months ended March 31, 2016, we recorded a net change in unrealized appreciation of $1.0 million, to a net unrealized appreciation of $3.3 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.1 million due to the receipt of a dividend payment in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $2.0 million due to an overall improvement in comparable industry sectors, as well as continued revenue and earnings growth;

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.0 million, principally due to a combination of lower production without a corresponding increase in proved reserves and continued lower short- and long-term prices for crude oil and natural gas.

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

Index

Portfolio Securities

On March 2, 2016, we extended the maturity of the 5th Element Tracking, LLC promissory note to July 2016 and received fees in the form of a PIK and cash totaling $0.05 million.

During the three months ended March 31, 2016, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 1, 2016, we received $40,000 in cash representing payment of accrued cash interest on our $2.0 million loan to Biogenic Reagents, LLC made on January 29, 2016.

On April 1, 2016, we sold U.S. Treasury Bills for $15.0 million and repaid our margin loan.

On April 28, 2016, we extended the maturity date of our $2.0 million loan to Biogenic Reagents, LLC from April 28, 2016 to May 31, 2016.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company, PalletOne, Inc., and was 30.9% of the net asset value and 51.5% of our investments in portfolio company securities (at fair value) as of March 31, 2016. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

33

Index

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Fund’s risk factors from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

34

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

35

Index

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 11, 2016

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

36