Form 10-Q
period 2016-06-30
EQUUS TOTAL RETURN, INC.
filed 2016-08-12
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 12, 2016.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2016	December 31, 2015
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $10,050 respectively)	$4,213	$5,715
Affiliate investments (cost at $350 and $350 respectively)	14,300	9,600
Non-affiliate investments - related party (cost at $5,888 and $5,698 respectively)	3,648	3,159
Non-affiliate investments (cost at $2,978 and $915 respectively)	2,978	915
Total investments in portfolio securities at fair value	25,139	19,389
Temporary cash investments	27,986	15,000
Cash and cash equivalents	13,250	17,036
Restricted cash	280	150
Accounts receivable from investments	611	614
Accrued interest receivable	300	128
Accrued dividend receivable	—	130
Accounts receivable and other	157	83
Total assets	67,723	52,530
Liabilities and net assets
Accounts payable and accrued liabilities	47	36
Accounts payable to related parties	73	186
Borrowing under margin account	27,986	15,000
Total liabilities	28,106	15,222

Commitments and contingencies (See Note 2)

Net assets	$39,617	$37,308

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	54,223	54,226
Undistributed net investment losses	(20,492)	(19,307)
Undistributed net capital gains	—	—
Unrealized appreciation (depreciation) of portfolio securities, net	8,113	4,915
Unrealized depreciation of portfolio securities - related party, net	(2,240)	(2,539)
Total net assets	$39,617	$37,308
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.13	$2.94

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$60	$55	$60	55
Non-affiliate investments	164	32	300	76
Total interest and dividend income	224	87	360	131
Interest from temporary cash investments	3	2	5	2
Total investment income	227	89	365	133

Expenses:
Compensation expense	262	239	534	863
Professional fees	149	109	517	436
Director fees and expenses	145	116	265	211
General and administrative expense	78	135	162	176
Mailing, printing and other expenses	43	66	69	89
Taxes	—	18	—	25
Interest expense	2	—	3	1
Total expenses	679	683	1,550	1,801

Net investment loss	(452)	(594)	(1,185)	(1,668)

Net realized gain (loss):
Control investments	—	—	—	(2,850)
Non-affiliate investments	—	—	—	372
Temporary cash investments	(1)	—	(3)	(5)
Net realized loss	(1)	—	(3)	(2,483)

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	8,113	3,942	8,113	3,942
Beginning of period	5,915	1,023	4,915	(1,840)
Net change in unrealized appreciation (depreciation) of portfolio securities	2,198	2,919	3,198	5,782

Net unrealized depreciation of portfolio securities - related party:
End of period	(2,240)	(1,572)	(2,240)	(1,572)
Beginning of period	(2,562)	(1,870)	(2,539)	(1,725)
Net change in unrealized depreciation of portfolio securities - related party	322	298	299	153

Net increase in net assets resulting from operations	$2,067	$2,623	$2,309	$1,784

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.17	$0.21	$0.19	$0.14
Weighted average shares outstanding:
Basic and diluted	12,674	12,674	12,674	12,674

The accompanying notes are an integral part of these financial statements.

4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended June 30,
(in thousands)	2016	2015

Net increase in net assets resulting from operations	$2,309	$1,784
Net assets at beginning of period	37,308	36,201
Net assets at end of period	$39,617	$37,985

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2016	2015
Reconciliation of increase in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$2,309	$1,784
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	3	2,483
Net change in unrealized depreciation of portfolio securities	(3,198)	(5,782)
Net change in unrealized depreciation of portfolio securities - related party	(299)	(153)
Net realized loss
Changes in operating assets and liabilities:
Purchase of portfolio securities	(2,000)	—
Net proceeds from dispositions of portfolio securities	—	372
Principal payments received from portfolio securities	—	4,255
(Purchases) sales of temporary cash investments, net	(13,119)	15,144
Decrease in accounts receivable from investments	3	—
Increase in accrued interest receivable	(235)	(268)
Increase in accrued dividend receivable	(60)	—
Decrease in accounts receivable and other	(74)	(55)
Increase (decrease) in accounts payable and accrued liabilities	11	(577)
(Decrease) increase in accounts payable to related parties	(113)	76
Net cash (used in) provided by operating activities	(16,772)	17,279
Cash flows from financing activities:
Borrowings under margin account	42,985	—
Repayments under margin account	(29,999)	(14,999)
Net cash provided (used in) financing activities	12,986	(14,999)
Net (decrease) increase in cash and cash equivalents	(3,786)	2,280
Cash and cash equivalents at beginning of period	17,036	15,697

Cash and cash equivalents at end of period	$13,250	$17,977
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$63	$915
Accrued dividends exchanged for portfolio securities - related party	$190	$110

Supplemental disclosure of cash flow information:
Interest paid	$3	$1
Income taxes paid	$11	$22

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six months ended June 30,
	2016	2015

Investment income	$0.03	$0.01
Expenses	0.12	0.14

Net investment loss	(0.09)	(0.13)

Net realized loss	—	(0.20)
Net change in unrealized appreciation	0.25	0.46
Net change in unrealized depreciation - related party	0.03	0.01
Net increase in net assets	0.19	0.14
Net assets at beginning of period	2.94	2.86
Net assets at end of period, basic and diluted	$3.13	$3.00
Weighted average number of shares outstanding during period,
in thousands	12,674	12,674
Market price per share:
Beginning of period	$1.79	$2.10
End of period	$1.78	$1.90
Selected information and ratios:
Ratio of expenses to average net assets	4.03%	4.86%
Ratio of net investment loss to average net assets	(3.08%)	(4.50%)
Ratio of net increase in net assets resulting from operations to average net assets	6.00%	4.81%
Total return on market price (1)	(0.56%)	(9.52%)

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$4,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	213
Total Control Investments: Majority-owned (represents 7.9% of total investments at fair value)					$10,050	$4,213
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	14,300
Total Affiliate Investments (represents 26.9% of total investments at fair value)					$350	$14,300
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	453,718 shares of common stock (1.7%)		$5,888	$3,648
Total Non-Affiliate Investments - Related Party (represents 6.9% of total investments at fair value)					$5,888	$3,648
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 10/16 (2)	$965	$965	$965
Biogenic Reagents, LLC Minneapolis, MN	Energy	January 2016	16% promissory note due 6/16 (2)	2,013	2,013	2,013
Total Non-Affiliate Investments (represents 5.6% of total investments at fair value)					$2,978	$2,978
Total Investment in Portfolio Securities					$19,266	$25,139
Temporary Cash Investments
U.S. Treasury Bill	Government	June 2016	UST 0% 10/16	$28,000	$27,986	$27,986
Total Temporary Cash Investments (represents 52.7% of total investments at fair value)					$27,986	$27,986
Total Investments					$47,252	$53,125

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2016

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

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2016, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 24.8% of the total value of the investments in portfolio securities as of June 30, 2016.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2016 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$10,050	$4,213	10.7%
Secured and subordinated debt	2,978	2,978	7.5%
Common stock	6,238	17,948	45.3%
Total	$19,266	$25,139	63.5%

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2016 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$14,300	36.1%
Energy	6,013	15.2%
Financial services	3,648	9.2%
Business products and services	965	2.5%
Media	213	0.5%
Total	$25,139	63.5%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$5,500
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	215
Total Control Investments: Majority-owned (represents 16.6% of total investments at fair value)					$10,050	$5,715
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.8%)		$350	$9,600
Total Affiliate Investments (represents 27.9% of total investments at fair value)					$350	$9,600
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	September 2014	428,662 shares of common stock (1.7%)		$5,698	$3,159
Total Non-Affiliate Investments - Related Party (represents 9.2% of total investments at fair value)					$5,698	$3,159
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 1/16 (2)	$915	915	915
Total Non-Affiliate Investments (represents 2.7% of total investments at fair value)					$915	$915
Total Investment in Portfolio Securities					$17,013	$19,389
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2015	UST 0% 1/16	$15,000	$15,000	$15,000
Total Temporary Cash Investments (represents 43.6% of total investments at fair value)					$15,000	$15,000
Total Investments					$32,013	$34,389

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

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

JUNE 30, 2016

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

Basis of Presentation - In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Our interim unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Securities Exchange Act of 1934, as amended. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of these interim financial statements.

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).

(2)	Liquidity and Financing Arrangements

Liquidity - There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through June 30, 2016. We are evaluating the impact of current market conditions on our portfolio company valuations and the ability of these companies to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents - As of June 30, 2016, we had cash and cash equivalents of $13.3 million. We had $25.1 million of our net assets of $39.6 million invested in portfolio securities. We also had $28.3 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $28.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on July 1, 2016 and we subsequently repaid this margin loan, plus interest, on July 5, 2016.

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

Investment Commitments - As of June 30, 2016, we had no outstanding commitments to our portfolio company investments.

Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

RIC Borrowings, Restricted Cash and Temporary Cash Investments - We may periodically borrow sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. We cannot assure you that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. Failure to continue to qualify as a RIC could be materially adverse to us and our stockholders.

As of June 30, 2016, we borrowed $28.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $28.3 million.

As of December 31, 2015, we borrowed $15.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.1 million.

Certain Risks and Uncertainties - Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first six months of 2016, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2016 and the first six months of 2017.

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

We consider a two-step process when appraising investments of privately held companies. The first step involves determining the enterprise value of the portfolio company. During this step, we consider three different valuation approaches: a market approach, an income approach, and a cost approach. The particular facts and circumstances of each portfolio company determine which approach, or combination of approaches, will be utilized. The second step when appraising equity investments of privately held companies involves allocating value to the various debt and equity securities of the portfolio company. We allocate value to these securities based on their relative priorities. For equity securities such as warrants, we may also incorporate alternative methodologies including the Black-Scholes Option Pricing Model. Yield analysis is also employed to determine if a debt security has been impaired.

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

Investments for which prices are not observable are generally private investments in the debt and equity securities of operating companies. The primary valuation method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including comparing the latest arm’s length or market transactions involving the subject security to the selected benchmark credit spread, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. Application of these valuation methodologies involves a significant degree of judgment by management. Fair values of new investments are generally assumed to be equal to their cost to the Fund for up to twelve months after their initial purchase.

To assess the reasonableness of the discounted cash flow approach, the fair value of equity securities, including warrants, in portfolio companies may also consider the market approach—that is, through analyzing and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying, to the portfolio company’s trailing twelve months (or current year projected) EBITDA, a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies, in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities we hold; and (3) multiplying the range of equity values derived therefrom by our ownership share of such equity tranche in order to arrive at a range of fair values for our equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by Management.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $21.5 million and $16.2 million as of June 30, 2016 and December 31, 2015, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of June 30, 2016, one of our portfolio investments, 453,718 common shares of MVC, was publicly listed on the NYSE. As of December 31, 2015, one of our portfolio investments, 428,662 common shares of MVC, was publicly listed on the NYSE.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the quarter ended June 30, 2016 and the year ended December 31, 2015.

As of June 30, 2016, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of June 30, 2016
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs Level 3)
Assets
Investments:
Control investments	$4,213	$—	$—	$4,213
Affiliate investments	14,300	—	—	14,300
Non-affiliate investments - related party	3,648	3,648	—	—
Non-affiliate investments	2,978	—	—	2,978
Total investments	25,139	3,648	—	21,491
Temporary cash investments	27,986	27,986	—	—
Total investments and temporary cash investments	$53,125	$31,634	$—	$21,491

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

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2016 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2015	$5,715	$9,600	$915	$16,230
Change in unrealized appreciation (depreciation)	(1,502)	4,700	—	3,198
Purchases of portfolio securities	—	—	2,063	2,063
Fair value as of June 30, 2016	$4,213	$14,300	$2,978	$21,491

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2015 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2014	$13,173	$960	$1,532	$15,665
Realized gains (losses)	(2,850)	—	372	(2,478)
Change in unrealized appreciation (depreciation)	1,550	4,667	(580)	5,637
Purchases of portfolio securities	—	—	54	54
Proceeds from sales/dispositions	(3,158)	—	(463)	(3,621)
Fair value as of June 30, 2015	$8,715	$5,627	$915	$15,257

Foreign Exchange - We record temporary changes in foreign exchange rates of portfolio securities denominated in foreign currencies as changes in fair value. These changes are therefore reflected as unrealized gains or losses until realized.

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

As of June 30, 2016 and December 31, 2015, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to, or on behalf of, the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

All corporations organized in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $.007 million for the three and six months ended June 30, 2016, respectively, and $0.02 million for the year ended December 31, 2015.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three and six months ended June 30, 2016, respectively, and we did not owe state income tax for the year ended December 31, 2015.

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2016:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$2,978	Yield-to-maturity	Discount for lack of marketability	0%	0%
Common stock	14,300	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	4,213	Asset approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
	$21,491

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2015:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$915	Yield-to-maturity	Discount for lack of marketability	0%	0%
Common stock	9,600	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	5,715	Asset approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
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

In 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $37,500 for each of the six month periods ended June 30, 2016 and 2015.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a fixed amount at a rate of $250 per hour for services rendered. During the six months ended June 2016 and 2015, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $197,063 and $163,813, respectively, for services provided to the Fund.

(5)	Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

(6)	Portfolio Securities

On January 29, 2016, we invested $2.0 million in Biogenic Reagents, LLC (“Biogenic”) in the form of a senior secured promissory note originally maturing April 28, 2016 and subsequently extended to June 30, 2016, and bearing cash and PIK interest at the combined rate of 16% per annum. Biogenic is a developer and producer of high value carbon products from renewable biomass, headquartered in Minneapolis. The company has developed and commercialized a low-cost platform technology to make carbon products such as activated carbon for use in purification of air, water, food and pharmaceuticals and agricultural carbon to improve crop production.

On March 2, 2016, we extended the maturity of the 5TH Element Tracking, LLC (“5TH Element”) promissory note to July 1, 2016 and received fees in the form of a PIK and cash totaling $0.05 million. Effective June 30, 2016, we agreed to further extend the maturity of the note to October 31, 2016 in exchange for fees in the form of a PIK and cash totaling $0.05 million.

On April 1, 2016, we received $40,000 in cash representing payment of accrued cash interest on our $2.0 million loan to Biogenic, made on January 29, 2016.

During the six months ended June 30, 2016, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

During the six months ended June 30, 2016, we recorded an increase of $3.5 million in net unrealized appreciation, from $2.4 million to $5.9 million, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.3 million due to an increase in the MVC share price during the first half of 2016 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.7 million due to continued strong revenue and earnings growth, and an overall improvement in comparable industry sectors;

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to a combination of lower production without a corresponding increase in proved reserves and continued lower short- and long-term prices for crude oil and natural gas.

On January 6, 2015, we sold our interests in Spectrum Management, LLC (“Spectrum”) to 5th Element. The purchase price of $3.9 million paid by 5 th Element consisted of $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum. We realized a net capital loss of $2.8 million in connection with the sale of our interest in Spectrum.

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

During the six months ended June 30, 2015, we recorded an increase of $5.9 million in net unrealized appreciation, from net unrealized depreciation of $3.6 million to net unrealized appreciation of $2.4 million, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.3 million, principally due to a combination of decreased production and declining oil and prices;

(ii)	Increase in the fair value of our shareholding in MVC of $0.2 million due to an increase in the MVC share price during the period, along with dividends received in the form of additional MVC shares;

(iii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.6 million due to strong revenue and earnings group, as well as an overall improvement in the industry sector for packaging companies;

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

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests, which presently comprise 112 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 21,220 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 22 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, has worked previously with Chevron on a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (approximately 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

Revenue and Income. During the three months ended June 30, 2016, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.1 million, $0.01 million, and ($0.1) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net income of $0.3 million, $0.05 million, and ($0.2) million, respectively, for the three months ended June 30, 2015. During the six months ended June 30, 2016, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, ($0.2) million, and ($0.6) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss of $0.6 million, $0.07 million, and ($0.5), respectively, for the six months ended June 30, 2015.

Capital Expenditures. During the six months ended June 30, 2016, Equus Energy invested $0.005 million in capital expenditures for small repairs and improvements. The operators of the various working interest have communicated their intent to wait until later in 2016 or 2017, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, respectively, (in thousands):

EQUUS ENERGY, LLC

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$83	$517
Accounts receivable	33	122
Other current assets	32	32
Total current assets	148	671
Oil and gas properties	8,275	8,269
Less: accumulated depletion, depreciation and amortization	(6,650)	(6,516)
Net oil and gas properties	1,625	1,753
Total assets	$1,773	$2,424
Liabilities and member's capital
Current liabilities:
Accounts payable and other	$123	$206
Due to affiliate	611	611
Total current liabilities	734	817
Asset retirement obligations	181	178
Total liabilities	915	995
Total member's equity	858	1,429
Total liabilities and member's equity	$1,773	$2,424

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

EQUUS ENERGY, LLC

Condensed Consolidated Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Operating revenue	$105	$309	$163	$592
Operating expenses
Direct operating expenses	94	263	356	522
Depletion, depreciation, amortization and accretion	73	162	136	348
General and administrative	73	75	242	204
Total operating expenses	240	500	734	1,074
Operating income (loss) before income tax expense	(135)	(191)	(571)	(482)
Net loss (income)	$(135)	$(191)	$(571)	$(482)

EQUUS ENERGY, LLC

Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(571)	$(482)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depletion, depreciation, amortization and accretion	136	348
Changes in operating assets and liabilities:
Prepaids and deposits	—	22
Accounts receivable and other current assets	89	154
Accounts payable and other	(83)	5
Net cash (used in) provided by operating activities	(429)	47
Cash flows from investing activities:
Investment in oil & gas properties	(5)	(46)
Net cash used in investing activities	(5)	(46)
Net (decrease) increase in cash	(434)	1
Cash and cash equivalents at beginning of period	517	613
Cash and cash equivalents at end of period	$83	$614

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.07 million and $0.2 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $0.1 million for the six months ended June 30, 2016 compared to $0.4 million for the six months ended June 30, 2015.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of June 30, 2016, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during the six months ended June 30, 2016. However, during 2015, the Company recognized an impairment loss of $4.0 million.

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

Income Taxes - A limited liability company is not subject to the payment of federal income taxes as items of income and expenses flow through directly to its members. However, the Company may be liable for certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas, and is assessed on the company’s Texas sourced taxable margin. The tax is calculated by applying the appropriate tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may also generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies; as such we reflect any such income tax expense on our Statements of Operations.  As of June 30, 2016 and June 30, 2015, the Company recorded $0 in federal income taxes.

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

On July 1, 2016, we sold U.S. Treasury Bills for $27.9 million and repaid our margin loan.

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

Plan of Reorganization

On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act. As a first step to consummating the reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock, and the number of Equus shares sold to MVC represented approximately 16.7% of our issued and outstanding shares of common stock. We incurred dilution of $0.11 per share as a result of the Share Exchange. Since the announcement, we have received 57,879 shares of MVC (market value of $0.4 million calculated as of the date of receipt) in the form of dividend payments.

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

Equity Incentive Plan

On June 13, 2016, the Equus shareholders approved the adoption of the Fund’s 2016 Equity Incentive Plan (the “Plan”).  The Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund.  Although certain elements of the Plan require approval from the SEC and may therefore be subsequently modified, the Plan permits the award of restricted stock as well as common stock purchase options.  The maximum number of shares of common stock that are subject to awards granted under the Plan is 2,434,728 shares.  The term of the Plan will expire on June 13, 2026.  No awards have been granted under the Plan and, consequently, no compensation expense has been recorded for the three and six months ended June 30, 2016.

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

Current Market Conditions

Despite relatively low unemployment rates, the U.S. economy expanded at an annualized rate of 1.2% during the second quarter of 2016, following an annualized increase of 0.8% during the first quarter of 2016. The low growth during the first half of 2016 was principally attributed to lower inventories and business investment, and also came in spite of a relatively strong housing market as well as consumer spending, in addition to healthy corporate profits. In a survey of 60 economists, the Wall Street Journal has predicted GDP growth of 2.3% for the third quarter of 2016. Recently, JPMorgan Chase lowered its assessment of the likelihood of a recession in the U.S. from 37% to 30%. (Sources: U.S. Dept. of Commerce - Bureau of Economic Analysis, Wall Street Journal, CNBC, CNN Money, Bloomberg, Forbes).

Market conditions for business transactions during 2015, including mergers and acquisitions and private equity investments, improved to their highest level ($3.8 trillion) since prior to the 2008 financial crisis. Such activity has declined in the first half of 2016, as a number of high profile transactions were abandoned due to economic and regulatory factors. Nevertheless, corporations have continued a trend of deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. Private equity funds increased their assets under management during 2015 to a projected $2.4 trillion, the last period for which data is available, as private equity firms as a group enjoyed more success during the year in attracting investment capital. First half 2016 results are not yet available but are expected to continue this trend. (Sources: Bloomberg, Fortune).

During the six months ended June 30, 2016, our net asset value increased from $2.94 per share to $3.13 per share, an increase of 6.5%. As of June 30, 2016, our common stock is trading at a 43.1% discount to our net asset value as compared to 39.2% as of December 31, 2015.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.4 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively and $1.2 million and $1.7 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The decrease in net investment loss generated at June 30, 2016 compared to June 30, 2015 is due primarily to an increase in total investment income and a decrease in operating expense.

Investment income was $0.2 million and $0.09 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in investment income was primarily due to the increase in income producing investments, including interest income from our loan to Biogenic Reagents, LLC and the MVC share dividend received during the three and six months ended June 30, 2016.

Total expenses were unchanged at $0.7 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $1.5 million and $1.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The decrease is principally officer and employee bonuses paid during the first quarter of 2015.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2016, we realized a loss of $3.0 thousand from the sale of temporary cash investments.

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
				$(2,483)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the six months ended June 30, 2016, we recorded an increase of $3.5 million in net unrealized appreciation, from $2.4 million to $5.9 million, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.3 million due to an increase in the MVC share price during the first half of 2016 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.7 million due to continued strong revenue and earnings growth, and an overall improvement in comparable industry sectors;

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to a combination of lower production without a corresponding increase in proved reserves and continued lower short- and long-term prices for crude oil and natural gas.

During the six months ended June 30, 2015, we recorded an increase of $5.9 million in net unrealized appreciation, from net unrealized depreciation of $3.6 million to net unrealized appreciation of $2.4 million, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.3 million, principally due to a combination of decreased production and declining oil and prices;

(ii)	Increase in the fair value of our shareholding in MVC of $0.2 million due to an increase in the MVC share price during the period, along with dividends received in the form of additional MVC shares;

(iii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.6 million due to strong revenue and earnings group, as well as an overall improvement in the industry sector for packaging companies;

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

Portfolio Securities

On January 29, 2016, we invested $2.0 million in Biogenic Reagents, LLC (“Biogenic”) in the form of a senior secured promissory note originally maturing April 28, 2016 and subsequently extended to June 30, 2016, and bearing cash and PIK interest at the combined rate of 16% per annum. Biogenic is a developer and producer of high value carbon products from renewable biomass, headquartered in Minneapolis. The company has developed and commercialized a low-cost platform technology to make carbon products such as activated carbon for use in purification of air, water, food and pharmaceuticals and agricultural carbon to improve crop production.

On March 2, 2016, we extended the maturity of the 5TH Element Tracking, LLC (“5TH Element”) promissory note to July 1, 2016 and received fees in the form of a PIK and cash totaling $0.05 million. Effective June 30, 2016, we agreed to further extend the maturity of the note to October 31, 2016 in exchange for fees in the form of a PIK and cash totaling $0.05 million.

On April 1, 2016, we received $40,000 in cash representing payment of accrued cash interest on our $2.0 million loan to Biogenic, made on January 29, 2016.

During the six months ended June 30, 2016, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

On January 6, 2015, we sold our interests in Spectrum to 5th Element. The purchase price of $3.9 million paid by 5 th Element consisted of $3.0 million in cash and a 1-year subordinated note in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum. We realized a net capital loss of $2.8 million in connection with the sale of our interest in Spectrum.

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

On July 1, 2016, we sold U.S. Treasury Bills for $27.9 million and repaid our margin loan.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company, PalletOne, Inc., and was 36.1% of the net asset value and 56.9% of our investments in portfolio company securities (at fair value) as of June 30, 2016. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 6. Exhibits

3.	Articles of Incorporation and by-laws
	(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
	(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
	(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on June 30, 2014.]
10.	Material Contracts.
	(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
	(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]
	(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
	(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]
	(e)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014. [Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 15, 2014.]
	(f)	2016 Equity Incentive Plan of the Fund. [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016]
31.	Rule 13a-14(a)/15d-14(a) Certifications
	1.	Certification by Chief Executive Officer
	2.	Certification by Chief Financial Officer
32.	Section 1350 Certifications
	1.	Certification by Chief Executive Officer
	2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: August 12, 2016

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

