Form 10-Q
period 2016-09-30
EQUUS TOTAL RETURN, INC.
filed 2016-11-10
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 10, 2016.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2016	December 31, 2015
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $10,050 respectively)	$5,463	$5,715
Affiliate investments (cost at $350 and $350 respectively)	15,400	9,600
Non-affiliate investments - related party (cost at $5,949 and $5,698 respectively)	3,824	3,159
Non-affiliate investments (cost at $2,978 and $915 respectively)	2,978	915
Total investments in portfolio securities at fair value	27,665	19,389
Temporary cash investments	29,998	15,000
Cash and cash equivalents	12,617	17,036
Restricted cash	300	150
Accounts receivable from investments	611	614
Accrued interest receivable	428	128
Accrued dividend receivable	—	130
Accounts receivable and other	117	83
Total assets	71,736	52,530
Liabilities and net assets
Accounts payable and accrued liabilities	127	36
Accounts payable to related parties	105	186
Borrowing under margin account	29,998	15,000
Total liabilities	30,230	15,222

Commitments and contingencies (See Note 2)

Net assets	$41,506	$37,308

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	54,217	54,226
Undistributed net investment losses	(21,062)	(19,307)
Undistributed net capital gains	—	—
Unrealized appreciation of portfolio securities, net	10,463	4,915
Unrealized depreciation of portfolio securities - related party, net	(2,125)	(2,539)
Total net assets	$41,506	$37,308
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.27	$2.94

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$61	$56	$121	111
Non-affiliate investments	128	33	428	109
Total interest and dividend income	189	89	549	220
Interest from temporary cash investments	2	2	7	4
Total investment income	191	91	556	224

Expenses:
Compensation expense	257	215	791	1,078
Professional fees	292	81	809	517
Director fees and expenses	58	68	323	279
General and administrative expense	108	76	270	252
Mailing, printing and other expenses	27	17	96	106
Taxes	15	4	15	29
Interest expense	4	—	7	1
Total expenses	761	461	2,311	2,262

Net investment loss	(570)	(370)	(1,755)	(2,038)

Net realized gain (loss):
Control investments	—	—	—	(2,850)
Non-affiliate investments	—	—	—	372
Temporary cash investments	(6)	—	(9)	(5)
Net realized loss	(6)	—	(9)	(2,483)

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	10,463	4,815	10,463	4,815
Beginning of period	8,113	3,942	4,915	(1,840)
Net change in unrealized appreciation (depreciation) of portfolio securities	2,350	873	5,548	6,655

Net unrealized depreciation of portfolio securities - related party:
End of period	(2,125)	(2,408)	(2,125)	(2,408)
Beginning of period	(2,240)	(1,572)	(2,539)	(1,725)
Net change in unrealized depreciation of portfolio securities - related party	115	(836)	414	(683)

Net increase (decrease) in net assets resulting from operations	$1,889	$(333)	$4,198	$1,451

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.16	$(0.03)	$0.33	$0.11
Weighted average shares outstanding:
Basic and diluted	12,674	12,674	12,674	12,674

The accompanying notes are an integral part of these financial statements.

4

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2016	2015
Net increase in net assets resulting from operations	$4,198	$1,451
Net assets at beginning of period	37,308	36,201
Net assets at end of period	$41,506	$37,652

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2016	2015
Reconciliation of increase in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net increase in net assets resulting from operations	$4,198	$1,451
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss	9	2,483
Net change in unrealized appreciation of portfolio securities	(5,548)	(6,655)
Net change in unrealized depreciation of portfolio securities - related party	(414)	683
Changes in operating assets and liabilities:
Purchase of portfolio securities	(2,000)	—
Net proceeds from dispositions of portfolio securities	—	372
Principal payments received from portfolio securities	—	4,255
Purchases of temporary cash investments, net	(15,157)	(7)
Decrease in accounts receivable from investments	3	—
Increase in accrued interest receivable	(363)	(357)
Increase in accrued dividend receivable	(121)	—
Increase in accounts receivable and other	(34)	(11)
(Increase) decrease in accounts payable and accrued liabilities	91	(653)
Decrease (increase) in accounts payable to related parties	(81)	22
Net cash (used in) provided by operating activities	(19,417)	1,583
Cash flows from financing activities:
Borrowings under margin account	72,983	15,001
Repayments under margin account	(57,985)	(14,999)
Net cash provided by financing activities	14,998	2
Net (decrease) increase in cash and cash equivalents	(4,419)	1,585
Cash and cash equivalents at beginning of period	17,036	15,697

Cash and cash equivalents at end of period	$12,617	$17,282
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$63	$915
Accrued dividends exchanged for portfolio securities - related party	$251	$165

Supplemental disclosure of cash flow information:
Interest paid	$5	$1
Income taxes paid	$15	$29

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended September 30,
	2016	2015

Investment income	$0.04	$0.02
Expenses	0.18	0.18

Net investment loss	(0.14)	(0.16)

Net realized loss	—	(0.20)
Net change in unrealized appreciation	0.44	0.52
Net change in unrealized depreciation - related party	0.03	(0.05)
Net increase in net assets	0.33	0.11
Net assets at beginning of period	2.94	2.86
Net assets at end of period, basic and diluted	$3.27	$2.97
Weighted average number of shares outstanding during period,
in thousands	12,674	12,674
Market price per share:
Beginning of period	$1.79	$2.10
End of period	$1.86	$1.75
Selected information and ratios:
Ratio of expenses to average net assets	5.86%	6.13%
Ratio of net investment loss to average net assets	(4.45%)	(5.52%)
Ratio of net increase in net assets resulting from operations to average net assets	10.65%	3.93%
Total return on market price (1)	3.91%	(16.67%)

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$5,250
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	213
Total Control Investments: Majority-owned (represents 9.5% of total investments at fair value)					$10,050	$5,463
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$15,400
Total Affiliate Investments (represents 26.7% of total investments at fair value)					$350	$15,400
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	461,292 shares of common stock (1.7%)		$5,949	$3,824
Total Non-Affiliate Investments - Related Party (represents 6.6% of total investments at fair value)					$5,949	$3,824
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 10/16 (2)	$965	$965	$965
Biogenic Reagents, LLC Minneapolis, MN	Energy	January 2016	16% promissory note due 6/16 (2)	2,013	2,013	2,013
Total Non-Affiliate Investments (represents 5.2% of total investments at fair value)					$2,978	$2,978
Total Investment in Portfolio Securities					$19,327	$27,665
Temporary Cash Investments
U.S. Treasury Bill	Government	October 2016	UST 0% 10/16	$30,000	$30,000	$29,998
Total Temporary Cash Investments (represents 52.0% of total investments at fair value)					$30,000	$29,998
Total Investments					$49,327	$57,663

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2016

(Unaudited)

Except for our holding of shares of MVC Capital, Inc. (“MVC”), all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (hereafter, the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2016, except for our holding of shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 27.0% of the total value of the investments in our portfolio securities as of September 30, 2016.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2016 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$10,050	$5,463	13.2%
Secured and subordinated debt	2,978	2,978	7.2%
Common stock	6,299	19,224	46.3%
Total	$19,327	$27,665	66.7%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2016 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$15,400	37.1%
Energy	7,263	17.5%
Financial services	3,824	9.2%
Business products and services	965	2.3%
Media	213	0.6%
Total	$27,665	66.7%

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

Except for our holding of shares of MVC, all of our portfolio securities are restricted from public sale without prior registration under the Securities Act. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

We may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2015, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 29.5% of the total value of the investments in our portfolio securities as of December 31, 2015.

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

SEPTEMBER 30, 2016

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies (or smaller public companies) in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management team (hereinafter, “Management”) and Board of Directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

(2)	Liquidity and Financing Arrangements

Liquidity - There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through September 30, 2017. We are evaluating the impact of current market conditions on our portfolio company valuations and the ability of these companies to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents - As of September 30, 2016, we had cash and cash equivalents of $12.6 million. We had $27.7 million of our net assets of $41.5 million invested in portfolio securities. We also had $30.3 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $30.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on October 3, 2016 and we subsequently repaid this margin loan, plus interest.

As of December 31, 2015, we had cash and cash equivalents of $17.0 million. We had $19.4 million of our net assets of $37.3 million invested in portfolio securities. We also had $15.1 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $15.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 4, 2016 and we subsequently repaid this margin loan, plus interest.

Dividends - We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments - As of September 30, 2016, we had no outstanding commitments to our portfolio company investments.

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

As of September 30, 2016, we borrowed $30.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $30.3 million.

As of December 31, 2015, we borrowed $15.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $15.1 million.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Certain Risks and Uncertainties - Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first nine months of 2016, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2016 and the first nine months of 2017.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

To assess the reasonableness of the discounted cash flow approach, the fair value of equity securities, including warrants, in portfolio companies may also consider the market approach—that is, through analyzing and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying, to the portfolio company’s trailing twelve months (or current year projected) EBITDA, a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies, in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities we hold; and (3) multiplying the range of equity values derived therefrom by our ownership share of such equity tranche in order to arrive at a range of fair values for our equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by our Management.

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
15

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $23.8 million and $16.2 million as of September 30, 2016 and December 31, 2015, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of September 30, 2016, one of our portfolio investments, 461,292 common shares of MVC, was publicly listed on the NYSE. As of December 31, 2015, one of our portfolio investments, 428,662 common shares of MVC, was publicly listed on the NYSE.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the quarter ended September 30, 2016 and the year ended December 31, 2015.

As of September 30, 2016, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

	Fair Value Measurements as of September 30, 2016
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$5,463	$—	$—	$5,463
Affiliate investments	15,400	—	—	15,400
Non-affiliate investments - related party	3,824	3,824	—	—
Non-affiliate investments	2,978	—	—	2,978
Total investments	27,665	3,824	—	23,841
Temporary cash investments	29,998	29,998	—	—
Total investments and temporary cash investments	$57,663	$33,822	$—	$23,841

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2016 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2015	$5,715	$9,600	$915	$16,230
Change in unrealized appreciation (depreciation)	(252)	5,800	—	5,548
Purchases of portfolio securities	—	—	2,063	2,063
Fair value as of September 30, 2016	$5,463	$15,400	$2,978	$23,841

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2015 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2014	$13,173	$960	$1,532	$15,665
Realized gains (losses)	(2,850)	—	372	(2,478)
Change in unrealized appreciation (depreciation)	550	6,540	(435)	6,655
Proceeds from sales/dispositions	(3,158)	—	(554)	(3,712)
Fair value as of September 30, 2015	$7,715	$7,500	$915	$16,130

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

As of September 30, 2016 and December 31, 2015, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to, or on behalf of, the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

All corporations organized in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.01 million and $0.01 million for the three and nine months ended September 30, 2016, respectively, and $0.02 million for the year ended December 31, 2015.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three and nine months ended September 30, 2016, respectively, and we did not owe state income tax for the year ended December 31, 2015.

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2016:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$2,978	Yield-to-maturity	Discount for lack of marketability	0%	0%
Common stock	15,400	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	5,463	Asset Approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
	$23,841

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

In 2011, Equus Energy, LLC, a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $56,250 for each of the nine month periods ended September 30, 2016 and 2015.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a fixed amount at a rate of $250 per hour for services rendered. During the nine months ended September 30, 2016 and 2015, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $289,313 and $215,438, respectively, for services provided to the Fund.

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

On March 2, 2016, we extended the maturity of the 5TH Element Tracking, LLC (“5TH Element”) promissory note to July 1, 2016 and received fees in the form of a PIK and cash totaling $0.05 million. Effective June 30, 2016, we agreed to further extend the maturity of the note to October 31, 2016 in exchange for fees in the form of a PIK and cash totaling $0.05 million. Effective October 31, 2016, in an effort to facilitate refinancing efforts of 5TH Element with its senior lender, we further extended the maturity of the note to March 31, 2017.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

On April 1, 2016, we received $40,000 in cash representing payment of accrued cash interest on our $2.0 million loan to Biogenic, made on January 29, 2016.

During the nine months ended September 30, 2016, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

During the nine months ended September 30, 2016, we recorded an increase of $5.9 million in net unrealized appreciation, from $2.4 million to $8.3 million, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.4 million due to an increase in the MVC share price during the nine months ended September 30, 2016 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in the fair value of our shareholding in PalletOne, Inc. of $5.8 million due to continued strong revenue and earnings growth, and an overall improvement in comparable industry sectors;

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $0.3 million, principally due to a combination of lower production without a corresponding increase in proved reserves and continued lower short- and long-term prices for crude oil and natural gas.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests, which presently comprise 111 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 21,200 acres situated on 13 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 22 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, has worked previously with Chevron on a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (approximately 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play. On October 21, 2016, in exchange for a non-refundable fee of $62,500, Equus Energy granted a 120-day option to a third-party to acquire all of its mineral interests in approximately 20 acres located in Glasscock County, Texas for an exercise purchase price $250,000. If exercised, the option fee will be credited toward the purchase price.

Revenue and Income. During the three months ended September 30, 2016, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, $0.1 million, and ($0.07) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net income of $0.2 million, ($0.05) million, and ($0.2) million, respectively, for the three months ended September 30, 2015. During the nine months ended September 30, 2016, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.4 million, ($0.07) million, and ($0.6) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss of $0.8 million, $0.02 million, and ($0.7), respectively, for the nine months ended September 30, 2015.

Capital Expenditures. During the nine months ended September 30, 2016, Equus Energy invested $0.005 million in capital expenditures for small repairs and improvements. The operators of the various working interest have communicated their intent to wait until 2017, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

Below is summarized consolidated financial information for Equus Energy as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, respectively, (in thousands):

EQUUS ENERGY, LLC

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$98	$517
Accounts receivable	49	122
Other current assets	32	32
Total current assets	179	671
Oil and gas properties	8,275	8,269
Less: accumulated depletion, depreciation and amortization	(6,758)	(6,516)
Net oil and gas properties	1,517	1,753
Total assets	$1,696	$2,424
Liabilities and member's equity
Current liabilities:
Accounts payable and other	$110	$206
Due to affiliate	611	611
Total current liabilities	721	817
Asset retirement obligations	183	178
Total liabilities	904	995
Total member's equity	792	1,429
Total liabilities and member's equity	$1,696	$2,424

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

EQUUS ENERGY, LLC

Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Operating revenue	$248	$196	$411	$788
Operating expenses
Direct operating expenses	127	242	483	764
Depletion, depreciation, amortization and accretion	110	114	246	462
General and administrative	77	78	319	282
Total operating expenses	314	434	1,048	1,508
Operating loss before income tax expense	(66)	(238)	(637)	(720)
Net loss	$(66)	$(238)	$(637)	$(720)

EQUUS ENERGY, LLC

Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2016	2015
Cash flows from operating activities:

Net loss	$(637)	$(720)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, depreciation, amortization and accretion	246	462
Changes in operating assets and liabilities:
Prepaids and deposits	—	22
Accounts receivable and other current assets	73	187
Accounts payable and other	(96)	1

Net cash used in provided by operating activities	(414)	(48)

Cash flows from investing activities:
Investment in oil & gas properties	(5)	(45)
Net cash used in investing activities	(5)	(45)
Net decrease in cash	(419)	(93)
Cash and cash equivalents at beginning of period	517	613
Cash and cash equivalents at end of period	$98	$520

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.1 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $0.2 million for the nine months ended September 30, 2016 compared to $0.5 million for the nine months ended September 30, 2015.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2016, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during the nine months ended September 30, 2016. However, during 2015, the Company recognized an impairment loss of $4.0 million.

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

Income Taxes - A limited liability company is not subject to the payment of federal income taxes as items of income and expenses flow through directly to its members. However, the Company may be liable for certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas, and is assessed on the company’s Texas sourced taxable margin. The tax is calculated by applying the appropriate tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may also generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies; as such we reflect any such income tax expense on our Statements of Operations.  As of September 30, 2016 and September 30, 2015, the Company recorded $0 in federal income taxes.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

On October 3, 2016, we sold U.S. Treasury Bills for $30.0 million and repaid our margin loan.

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

Equity Incentive Plan

On June 13, 2016, the Equus shareholders approved the adoption of the Fund’s 2016 Equity Incentive Plan (the “Plan”).  The Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund.  Although certain elements of the Plan require approval from the SEC and may therefore be subsequently modified, the Plan permits the award of restricted stock as well as common stock purchase options.  The maximum number of shares of common stock that are subject to awards granted under the Plan is 2,434,728 shares.  The term of the Plan will expire on June 13, 2026.  No awards have been granted under the Plan and, consequently, no compensation expense has been recorded for the three and nine months ended September 30, 2016.

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

Current Market Conditions

Despite relatively low unemployment rates, the U.S. economy expanded at an annualized rate of 2.9% in the third quarter of 2016, following annualized increases of 1.2% and 0.8% for the second and first quarters, respectively, of 2016. The increase was largely attributable to greater consumer spending and higher trade activity, particularly exports. In a survey of 60 economists, the Wall Street Journal has predicted GDP growth of 2.2% for 2017 and 2.0% for 2018, although most economists also forecast a likely recession in the U.S. during the next four fiscal years. (Sources: U.S. Dept. of Commerce - Bureau of Economic Analysis, Wall Street Journal,, CNN Money, Forbes).

Market conditions for business transactions during 2015, including mergers and acquisitions and private equity investments, improved to their highest level ($3.8 trillion) since prior to the 2008 financial crisis. Such activity declined in the first nine months of 2016, as a number of high profile transactions were abandoned due to economic and regulatory factors. Nevertheless, corporations have continued a trend of deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. Overall growth in mergers and acquisitions during the first nine months of 2016 have increased only slightly (0.9%) compared to the same period in 2015. This followed year-over-year growth of 8.2% and 10.8% between 2014-15 and 2013-14, respectively. Private equity funds increased their assets under management during 2015 to a projected $2.4 trillion, the last period for which data is available, as private equity firms as a group enjoyed more success during the year in attracting investment capital. Results for the first nine months of 2016 are not yet available but are expected to continue this trend. (Sources: Pitchbook, Bloomberg, Fortune, Forbes).

During the nine months ended September 30, 2016, our net asset value increased from $2.94 per share to $3.27 per share, an increase of 11.2%. As of September 30, 2016, our common stock is trading at a 43.2% discount to our net asset value as compared to 39.2% as of December 31, 2015.

Over the past several years, we have executed certain initiatives to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and realize certain of our portfolio investments. Specifically, we changed the composition of our Board of Directors and Management, terminated certain of our follow-on investments, internalized the management of the Fund, suspended our managed distribution policy, modified our investment strategy to pursue shorter-term liquidation opportunities, pursued non-cash investment opportunities, and sold certain of our legacy and underperforming investment holdings. We believe these actions continue to be necessary to protect capital and liquidity in order to preserve and enhance shareholder value. Because our Management is internalized, certain of our expenses should not increase commensurate with an increase in the size of the Fund and, therefore, we expect to achieve efficiencies in our cost structure if we are able to grow the Fund.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.6 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.8 million and $2.0 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in net investment loss generated at September 30, 2016 compared to September 30, 2015 is due primarily to an increase in total investment income.

Investment income was $0.2 million and $0.09 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase in investment income was primarily due to the increase in income producing investments, including interest income from our loan to Biogenic Reagents, LLC and the MVC share dividends received during the three and nine months ended September 30, 2016.

Total expenses were $0.8 million and $0.5 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and unchanged at $2.3 million for the nine months ended September 30, 2016 and September 30, 2015. The increase is principally due to professional fees paid during the three months ended September 30, 2016.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2016, we realized a loss of $9.0 thousand from the sale of temporary cash investments.

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
				$(2,483)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the nine months ended September 30, 2016, we recorded an increase of $5.9 million in net unrealized appreciation, from $2.4 million to $8.3 million, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.4 million due to an increase in the MVC share price during the nine months ended September 30, 2016 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in the fair value of our shareholding in PalletOne, Inc. of $5.8 million due to continued strong revenue and earnings growth, and an overall improvement in comparable industry sectors;

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $0.3 million, principally due to a combination of lower production without a corresponding increase in proved reserves and continued lower short- and long-term prices for crude oil and natural gas.

During the nine months ended September 30, 2015, we recorded a net change in unrealized appreciation of $6.0 million, to a net unrealized appreciation of $2.4 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our holdings in Equus Energy, LLC of $2.3 million, principally due to a combination of production without a corresponding increase in proved reserves and declining short- and long-term prices for crude oil and natural gas;

(ii)	Decrease in the fair value of our shareholding in MVC of $0.7 million due to a decrease in the MVC share price during the period, which was partially offset by $0.2 million in dividends received in the form of additional MVC shares;

(iii)	Increase in the fair value of our shareholding in PalletOne, Inc. of $6.5 million due to an overall improvement in the industry sector for packaging companies, as well as continued revenue and earnings growth;

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

On March 2, 2016, we extended the maturity of the 5TH Element Tracking, LLC (“5TH Element”) promissory note to July 1, 2016 and received fees in the form of a PIK and cash totaling $0.05 million. Effective June 30, 2016, we agreed to further extend the maturity of the note to October 31, 2016 in exchange for fees in the form of a PIK and cash totaling $0.05 million. Effective October 31, 2016, in an effort to facilitate refinancing efforts of 5TH Element with its senior lender, we further extended the maturity of the note to March 31, 2017.

On April 1, 2016, we received $40,000 in cash representing payment of accrued cash interest on our $2.0 million loan to Biogenic, made on January 29, 2016.

On July 4, 2016, we issued a notice of default to Biogenic Reagents, LLC (“Biogenic”), regarding a senior secured promissory note issued by Biogenic to the Fund in the principal amount of $2.0 million. Based on our evaluation of the liquidation value of the assets of Biogenic and the seniority of our claim, we believe Equus will recover the principal amount and all interest as accrued in connection with this note.

On October 21, 2016, in exchange for a non-refundable fee of $62,500, Equus Energy granted a 120-day option to a third-party to acquire all of Equus Energy’s mineral interests in approximately 20 acres located in Glasscock County, Texas, for an exercise purchase price of $250,000. We believe that the receipt of the option fee, the anticipated receipt of the exercise purchase price for the option, and overall improved operational performance of Equus Energy will enable Equus Energy to maintain sufficient liquidity to meet its obligations for the next 12 months.

During the nine months ended September 30, 2016, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

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

On January 30, 2015, we received a partial redemption payment in respect of our holding of OPG Note in the amount of €36,587 [$41,478].

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 3, 2016, we sold U.S. Treasury Bills for $30.0 million and repaid our margin loan.

On October 21, 2016, in exchange for a non-refundable fee of $62,500, Equus Energy granted a 120-day option to a third-party to acquire all of its mineral interests in approximately 20 acres located in Glasscock County, Texas for an exercise purchase price of $250,000. If exercised, the option fee will be credited toward the purchase price.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company, PalletOne, Inc., and was 37.1% of the net asset value and 55.7% of our investments in portfolio company securities (at fair value) as of September 30, 2016. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Date: November 10, 2016

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

