Form 10-K
period 2016-12-31
EQUUS TOTAL RETURN, INC.
filed 2017-03-13
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $10,599,895 computed on the basis of $1.78 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2016. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 12,673,646 shares of the registrant’s common stock, $.001 par value, outstanding as of March 13, 2017. The net asset value of a share of the Registrant as of December 31, 2016 was $3.37.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2017 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including bonds, subordinated debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies or smaller public companies in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management and board of directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

Equus is a closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur (See “Significant Developments – Authorization to Withdraw BDC Election” below). Equus is also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986. As such, we are not required to pay corporate-level income tax on the Fund’s investment income. So long as we remain a BDC, we intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements. For a discussion of these requirements necessary to maintain our status as a BDC and as a RIC, please see “Business Development Company Requirements” and “Regulated Investment Company Tax Status,” respectively.

Our principal office is located at 700 Louisiana St., 48th Floor, Houston, Texas, 77002, and the telephone number is 1-888-323-4533. Our corporate website is located at www.equuscap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on The New York Stock Exchange ("NYSE”) under the ticker symbol “EQS”.

Significant Developments

Plan of Reorganization and Share Exchange with MVC Capital. On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (hereinafter, the “Plan of Reorganization”). As a first step to consummating the Plan of Reorganization, we sold to MVC Capital, Inc. (“MVC”) 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock.

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with MVC, a subsidiary of MVC, or one or more of MVC’s portfolio companies (the “Consolidation”). Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) consummate the Consolidation with a portfolio company of MVC, (ii) terminate its election to be classified as a BDC under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector. Our management is currently evaluating these alternatives and expects to commence and/or consummate a Consolidation during 2017.

Authorization to Withdraw BDC Election. On January 6, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors (sometimes referred to hereinafter as the “Board”) to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than July 31, 2017. The authorization given to our Board is a consequence of the Plan of Reorganization described above. Notwithstanding this authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a Consolidation. Further, although our shareholders have authorized us to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

Portfolio Investments. On January 29, 2016, we invested $2.0 million in Biogenic Reagents, LLC, a developer and producer of high value carbon products from renewable biomass, in the form of a senior secured promissory note bearing cash and PIK interest at the combined rate of 16% per annum.

Outlook. Our Board and management of the Fund (“Management”) continue to believe that current market conditions and recent portfolio performance dictate the need to pursue a more active role in the management of our remaining investments and to seek liquidity events at the appropriate time to protect and enhance shareholder value. These activities include continuous monitoring and intensive reviews of portfolio company performance and expectations, providing follow-on capital when necessary, and the exploration of liquidity events for certain portfolio companies to position the Fund to maximize investment returns and, to the extent we intend to remain a BDC, actively pursuing suitable new investments for the Fund.

Investment Objective

To the extent we remain a BDC and do not complete the Consolidation as described above, our investment objective is to maximize the total return to our stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of small and middle market capitalization companies that are generally not publicly traded at the time of our investment. As a result of our endeavors in the energy sector, we also seek to purchase working interests and revenue leasehold interests in oil and gas properties, although we remain open to exploring investment opportunities in a variety of other sectors. Should we continue to grow and develop Equus as a closed-end fund instead of an operating company, we intend to include investments in progressively larger enterprises.

Investment Strategy

Our investment strategy attempts to strike a balance between the potential for gain and the risk of loss. With respect to capital appreciation, Equus is a “growth-at-reasonable-price” investor that seeks to identify and acquire securities that meet our criteria for selling at reasonable prices. We give priority to cash producing investments wherein we invest principally in debt or preferred equity financing with the objective of generating regular interest and dividend income back to the Fund. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. Given market conditions over the past several years and the performance of our portfolio, our Management and Board believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

Investment Operations

Our investment operations consist principally of the following basic activities:

Investment Selection. Historically, many of our investment opportunities have come from Management, members of our Board, other private equity investors, direct approaches from prospective portfolio companies and referrals from investment banks, business brokers, commercial, regional and local banks, attorneys, accountants and other members of the financial community. Subject to the approval of our Board, we may compensate certain referrals with finder’s fees to the extent permissible under applicable law and consistent with industry practice.

Due Diligence. Once a potential investment is identified, we undertake a due diligence review using information provided by the prospective portfolio companies and publicly available information. Management may also seek input from consultants, investment bankers and other knowledgeable sources. The due diligence review will typically include, but is not limited to:

•	Review of historical and prospective financial information including audits and budgets;
•	On-site visits;
•	Interviews with management, employees, customers and vendors of the potential portfolio company;
•	Review of existing loan documents and credit arrangements, if any;
•	Background checks on members of management; and
•	Research relating to the company, its management, industry, markets, products and services and competitors.

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

Disposition of Investments

The method and timing of the disposition of our investments in portfolio companies are critical to our ability to realize capital gains and minimize capital losses. We may dispose of our portfolio securities through a variety of transactions, including recapitalizations, refinancings, management buy-outs, repayments from cash flow, acquisitions of portfolio companies by a third party and outright sales of the Fund’s securities in a portfolio company. In addition, under certain circumstances we may distribute our portfolio securities in-kind to our stockholders. In structuring our investments, we endeavor to reach an understanding with the management of the prospective portfolio company as to the appropriate method and timing of the disposition of the investment. In some cases, we seek registration rights for our portfolio securities at the time of investment which typically provide that the portfolio company will bear the cost of registration. To the extent not paid by the portfolio company, the Fund typically bears the costs of disposing of our portfolio investments.

Current Portfolio Companies

For a description of our current portfolio company investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Portfolio Securities.”

Valuation

On a quarterly basis, Management values its portfolio investments. These valuations are subject to the approval and adoption of the Board. Valuations of our portfolio securities at “fair value” are performed in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The fair value of investments for which no market exists (which includes most of our investments) is determined through procedures established in good faith by the Board. As a general principle, the current “fair value” of an investment is the amount the Fund might reasonably expect to receive upon its sale in an orderly manner. There are a range of values that are reasonable for such investments at any particular time.

We base our adjustments to fair value upon such factors as the portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful or substantially declining operations, we may base a portfolio company’s fair value upon the company’s estimated liquidation value. Fair valuations are inherently subjective, and our estimate of fair value may differ materially from amounts actually received upon the disposition of its portfolio securities. Also, any failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in increased volatility and result in a significant and rapid change in its value.

Our general intent is to hold our loans to maturity when appraising our privately held debt investments. As such, we believe that the fair value will not exceed the cost of the investment; however, we perform a yield analysis to determine if a debt security has been impaired.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. On January 6, 2017, we received this authorization from our shareholders to withdraw our BDC election. This authorization was provided as a consequence of our Plan of Reorganization announced on May 14, 2014, wherein we stated that we intended to: (i) consummate a Consolidation with MVC or one of its subsidiaries, (ii) terminate the Fund’s election to be classified as a BDC under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector. While we have received authorization from our shareholders to withdraw our BDC election, we will require a separate affirmative vote of the holders of a majority of our outstanding voting securities to consummate a Consolidation and change the nature of our business (see “Significant Developments−Plan of Reorganization” and “−Authorization to Withdraw BDC Election” above).

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

Fund Share Sales Below Net Asset Value. To the extent we remain a BDC, we generally may sell our common stock at a price that is below the prevailing net asset value per share only upon the approval of the policy by stockholders holding a majority of our issued shares, including a majority of shares held by nonaffiliated stockholders. We may, in accordance with certain conditions established by the SEC, sell shares below net asset value in connection with the distribution of rights to all of our stockholders. We may also issue shares at less than net asset value in payment of dividends to existing stockholders.

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

Regulated Investment Company Tax Status

As a BDC, we operate to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). If we qualify as a RIC and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our stockholders. Taxable income generally differs from net income as defined by accounting principles generally accepted in the United States of America due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

Generally, in order to maintain our status as a RIC, we must (i) continue to qualify as a BDC; (ii) distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, as defined by the Code; (iii) derive in each taxable year at least 90% of our gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities as defined by the Code; and (iv) meet investment diversification requirements. The diversification requirements generally require us at the end of each quarter of the taxable year to have (a) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the value of our assets invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

In addition, with respect to each calendar year, if we distribute or have treated as having distributed (including amounts retained but designated as deemed distributed) in a timely manner 98% of our net capital gain income for each one-year period ending on October 31, and distribute 98.2% of our investment company net ordinary income for such calendar year (as well as any ordinary income not distributed in prior years), we will not be subject to the 4% nondeductible Federal excise tax imposed with respect to certain undistributed income of RICs.

If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in such year on all of our taxable income, regardless of whether we make any distribution to our stockholders. In addition, in that case, all of our distributions to our stockholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits). We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income; however, none have been necessary in recent years.

Custodian

We act as the custodian of our securities to the extent permitted under the 1940 Act and are subject to the restrictions imposed on self-custodians by the 1940 Act and the rules and regulations thereunder. We have also entered into an agreement with Amegy Bank with respect to the safekeeping of our securities. The principal business office of Amegy Bank is 1717 West Loop South, Houston, Texas 77027.

Transfer and Disbursing Agent

We employ American Stock Transfer & Trust Company as our transfer agent to record transfers of our shares, maintain proxy records and to process distributions. The principal business office of our transfer agent is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219.

Certifications

In July 2016, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, we submitted to the NYSE an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate negatively impacting our financial resources; (ii) certain of our competitors have substantially greater financial resources than the Fund reducing the number of suitable investment opportunities offered or reducing the yield necessary to consummate the investment; (iii) there is uncertainty regarding the value of our privately held securities that require a good faith estimate of fair value for which a change in estimate could affect the Fund’s net asset value; (iv) our investments in securities of privately held companies may be illiquid which could affect our ability to realize a gain; (v) our portfolio companies could default on their loans or provide no returns on its investments which could affect the Fund’s operating results; (vi) we are dependent on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession could impair our portfolio companies and therefore harm our operating results; (iv) our borrowing arrangements impose certain restrictions; (x) changes in interest rates may affect our cost of capital and net operating income; (xi) we cannot incur additional indebtedness unless the Fund maintains an asset coverage of at least 200%, which may affect returns to our stockholders; (xii) we may fail to continue to qualify for our pass-through treatment as a RIC which could have an effect on stockholder returns; (xiii) our common stock price may be volatile; (xiv) general business and economic conditions and other risk factors described in its reports filed from time to time with the SEC; and (xv) risks related to our Plan of Reorganization. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

Our Board is taking a more opportunistic approach to our portfolio investment strategy, shifting our investment emphasis from manufacturing and services to other sectors, such as energy. In order to implement our investment strategy, Management must analyze, conduct due diligence, invest in, monitor and sell investment interests in industries in which many of them have not previously been involved. Also, we expect that our investment strategy will continue to require Management to investigate and monitor investments that are much more broadly dispersed geographically. In addition, Management is required to provide valuations for investments in a broader range of securities, including debt securities, which may require expertise beyond that previously required. We cannot assure investors that the overall risk of their investment in the Fund will be reduced as a result of our investment strategy. If we cannot achieve our investment objective successfully, the value of your investment in our common stock could decline substantially.

We may not realize gains from our equity investments.

We frequently invest in the equity securities of our portfolio companies. Also, when we make a loan, we sometimes receive warrants to acquire stock issued by the borrower. Ultimately, our goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Some of our portfolio companies have experienced net losses in recent years or have negative net worth as of their most recent available balance sheet date. At December 31, 2016, several of our portfolio investments had estimated fair values, based upon our valuation methodologies, significantly below the initial cost of such investments. At December 31, 2016, the cost basis of our portfolio investments was $19.4 million and our estimated fair value was $29.7 million, although our equity investments in Equus Media Development Company, LLC, Equus Energy, LLC, and MVC had an aggregate fair value of $10.5 million versus a cost basis of $16.1 million. Also, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them. Given these factors, there is a risk that we will not realize gains upon the sale of those or other equity interests that we hold.

Our holdings in Equus Energy are subject to commodity price declines endemic to oil and gas companies.

The oil and gas business is fundamentally a commodity-based enterprise. This means that the operations and earnings of Equus Energy, LLC (“Equus Energy”) may be significantly affected by changes in prices of oil, gas and natural gas liquids. The prices of these products are also dependent upon local, regional and global events or conditions that affect supply and demand for the relevant commodity. In addition, the pricing of these commodities are highly dependent upon technological improvements in energy production and development, energy efficiency, and seasonal weather patterns. Moreover, as a worldwide commodity, the price of oil and natural gas is also influenced by changes in currency exchange rates, interest rates, and inflation. Equus Energy does not employ any hedging strategies in respect of its oil and gas holdings, and is therefore subject to price fluctuations resulting from these and other factors. The operational results and financial condition of Equus Energy, as well as the economic attractiveness of future capital expenditures for new drilling and recompletions, may be materially adversely affected as a result of lower oil and gas prices.

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

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company. In view of the net asset value of the Fund as of December 31, 2016, however, we would expect that any new investments may exceed this percentage for the immediate future. Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

In situations where we hold junior priority liens, our ability to control decisions with respect to our portfolio companies may be limited by lenders holding superior liens. In a default scenario, the value of collateral may be insufficient to repay us after the senior priority lenders are paid in full.

We make certain loans to portfolio companies that are secured by a junior priority security interest in the same collateral pledged to secure debt owed to lenders with liens senior to ours. Often, the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender's consent. As a condition of permitting the portfolio company to incur junior secured indebtedness, the senior lender will require that we, as junior lender, enter into an intercreditor agreement that, among other things, will establish the senior lender's right to control the disposition of any collateral in the event of an insolvency proceeding or other default situation. In addition, intercreditor agreements generally will expressly subordinate junior liens to senior liens as well as the repayment of junior debt to senior debt.

Because of the control we may cede to senior lenders under intercreditor agreements, we may be unable to control the manner or timing of collateral disposition. In addition, the value of collateral securing our debt investment will ultimately depend on market and economic conditions at the time of disposal, the availability of buyers and other factors. Therefore, we cannot assure you that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by our liens. There is also a risk that such collateral securing our investments will be difficult to sell in a timely manner or to appraise. If the proceeds of the collateral are insufficient to repay our loans, then we will have an unsecured claim to the extent of the deficiency against any of the company's remaining assets, which claim will likely be shared with many other unsecured creditors.

As a debt or minority equity investor in a portfolio company, we may have little direct influence over the entity. The stockholders and management of the portfolio company may make decisions that could decrease the value of our portfolio holdings.

We make both debt and minority equity investments. Should a portfolio company make business decisions with which we disagree, or the stockholders and management of that company take risks or otherwise act in ways that do not serve our interests, the value of our portfolio holdings could decrease and have an adverse effect on our financial position and results of operations.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

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

While the “spread” between the current yields on our investments and the cost of any loan would augment the return to our stockholders, if the spread narrows (because of an increase in the cost of debt or insufficient income on our investments), distributions to our stockholders could be adversely affected. This may render us unable to meet our obligations to our lenders, which might then require us to liquidate some or all of our investments. We cannot assure you that we would realize full value for our investments or recoup all of our capital if we needed to liquidate our portfolio investments.

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

We have had a net investment losses in the past five years.

We have had net investment losses in the past five years, with a net investment loss of $2.5 million for the year ended December 31, 2016. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, its results of operation, and its financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

We do not currently intend to recommence our managed distribution policy and you might not receive dividends on your shares.

On March 24, 2009, we announced a suspension of our managed distribution policy and payment of quarterly dividends for an indefinite period, following the distribution of the first quarter 2009 dividend paid on March 30, 2009. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. We subsequently undertook certain changes in our Board and Management. These changes have been pursued, in part, with the objective of increasing the number of attractive investment opportunities to us and revising our investment strategy to include more recurrent cash income producing investments, all of which could ultimately result in the resumption of our managed distribution policy at some time in the future. The implementation of these revisions to our investment strategy and the recurrent generation of cash income from our investments, however, cannot be guaranteed and will not occur if we complete the Consolidation. If we were unable to resume our managed distribution policy and were further unable to profitably sell or otherwise dispose of our portfolio company investments, you might not receive dividends on your shares.

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

If we maintain our status as a BDC and do not complete the Consolidation with MVC or one of its portfolio companies, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. A principal category of qualifying assets relevant to our business is securities purchased in transactions not involving any public offer from issuers that are eligible portfolio companies under the 1940 Act. Investments in companies organized outside of the United States or having a principal place of business outside of the United States are not eligible portfolio companies.

Any failure on our part to maintain the Fund’s status as a BDC could reduce our operating flexibility.

If we do not maintain the Fund’s status as a BDC and we do not complete the Consolidation, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act. This could impose tighter limitations on Equus in terms of the use of leverage and transactions with affiliated entities. Such developments could correspondingly decrease our operating flexibility.

We may not continue to qualify as a RIC under the Code.

To remain entitled to the tax benefits accorded to RICs under the Code while we maintain our status as a BDC, we must meet certain income source, asset diversification and annual distribution requirements. To qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities or currencies and net income from interests in certain “qualified” publicly traded partnerships. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. As discussed above in “Our business is dependent on external financing,” we historically have borrowed funds necessary to make qualifying investments to satisfy the Subchapter M diversification requirements. If we fail to satisfy such diversification requirements and cease to qualify for conduit tax treatment, we will be subject to income tax on our income and gains and will not be permitted to deduct distributions paid to stockholders. In addition, our distributions will be taxable as dividends to the extent paid from earnings and profits. We may also cease to qualify as a RIC, or be subject to income tax and/or a 4% excise tax, if we fail to distribute a sufficient portion of our net investment income and net realized capital gains. The loss of our RIC qualification would have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

Because we intend to distribute substantially all of our income and net realized capital gains to our stockholders, if we continue to operate as a BDC and as a RIC, we will need additional capital to finance our growth.

In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, for so long as we maintain our status as a BDC, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, except for limited situations such as this offering, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. As described above under “Significant Developments – Authorization to Withdraw BDC Election”, our shareholders have provided this authorization, although we will not withdraw our election as a BDC unless and until we have entered into a definitive agreement to effect a Consolidation. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, any such effects may adversely affect our business and impact our ability to make distributions.

Risks Related to Our Operation as a BDC

Our ability to enter into transactions with our affiliates is restricted.

As an investment company, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

To the extent we remain a BDC, changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders, could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

Risks Related to Our Announced Plan of Reorganization

Pursuant to our Plan of Reorganization, we are exploring and evaluating strategic alternatives for the Fund and we cannot assure you that we will be successful in identifying a strategic alternative, that such strategic alternative will yield additional value for our stockholders or that the process will not have an adverse impact on our business.

On May 14, 2014, we announced that we had adopted a Plan of Reorganization within the meaning of Section 2(a)(33) of the 1940 Act. The Plan of Reorganization contemplates the possible merger of the Fund with and into another BDC, or the restructuring of the Fund as an operating company no longer subject to the 1940 Act, which is referred to in the Plan of Reorganization as a “Consolidation”. A Consolidation could constitute, among other things, a sale of Equus, a restructuring, a recapitalization, merger, or other business combination. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of a Consolidation. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and, although we believe we will consummate a Consolidation during 2017, we may be wrong. Our Board of Directors has not set a timetable for completion of the evaluation of a potential Consolidation.

We expect to incur substantial costs associated with identifying and evaluating potential strategic alternatives incident to a Consolidation. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, stockholder approval and the availability of financing to potential buyers or to Equus on reasonable terms. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations. We are also subject to other risks in connection with the uncertainty created by the strategic review process, including stock price volatility and the ability to retain qualified employees. We do not currently intend to disclose further developments with respect to this process, unless and until our Board of Directors approves a specific transaction or otherwise concludes the review of strategic alternatives.

If we are unable to effectively manage the strategic review process, our business, financial condition, liquidity and results of operations could be adversely affected (see “Significant Developments—Plan of Reorganization” above).

If we reorganize as an operating company, we will likely not continue to qualify as a RIC under the Code.

Pursuant to our Plan of Reorganization, if we were to reorganize as an operating company, we may lose our status as a RIC. If we fail to qualify as a RIC, we will be subject to corporate income tax, which would substantially reduce the amount of income we might otherwise distribute to our shareholders (see “Significant Developments—Plan of Reorganization” above).

If we reorganize as an operating company, we will not continue to operate as a BDC.

We have elected to be classified as a BDC under the 1940 Act. In connection with our announcement on May 14, 2014 to effect a Plan of Reorganization, if we effect a reorganization of the Fund into an operating company, we will seek to terminate our BDC classification. On January 6, 2017, holders of a majority of our outstanding common stock approved our cessation as a BDC and authorized our Board to withdraw our BDC election on or prior to July 31, 2017. If we were to terminate our election to be classified as a BDC and were still determined by the SEC to constitute an “investment company,” we would be subject to significantly greater regulatory requirements and constraints than under those which we presently operate, the result of which could have a material adverse effect on our results and financial condition.

If we reorganize as an operating company, we may not be able to utilize our capital losses.

As of December 31, 2016, we have incurred cumulative capital losses of $31.3 million, of which $14.4 million will begin expiring after 2017, with the remainder carried over indefinitely. Pursuant to the Plan of Reorganization announced on May 14, 2014, we may reorganize as an operating company. If we reorganize as an operating company, we may lose our ability to offset future income against our cumulative capital losses, including capital losses that would otherwise continue past 2017. If we reorganized as an operating company and were unable to offset future income against these capital losses, the result could have a material adverse effect on our future operating results and our financial condition.

If we reorganize as an operating company, our stockholders will no longer have certain protections under the 1940 Act.

If we withdraw the Fund’s election to be treated as a BDC, Equus will no longer be subject to regulation under the 1940 Act, which is designed to protect the interests of investors in investment companies. Specifically, our stockholders would no longer have the following protections of the 1940 Act:

•	Leverage Limits. We would no longer be subject to the requirement in Section 61 of the 1940 Act that we maintain a ratio of assets to senior securities (such as senior debt or preferred stock) of at least 200% and we would not be limited by statute or regulation to the amount of leverage we could incur.

•	Range of Investments. We would no longer be prohibited from investing in certain types of companies, such as brokerage firms, insurance, companies, and investment companies.

•	Changes in Financial Reporting. While the conversion of Equus into an operating company will enable us to consolidate the financial results of entities we control, a change in our method of accounting could also reduce the reported value of our investments in controlled privately-held companies by eliminating our ability to report an increase in the fair value of these holdings.

•	Protection of Directors and Officers. We would no longer be prohibited from protecting any director or officer against any liability to the Fund or our stockholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person’s office, although there are similar limitations under Delaware law, our Certificate of Incorporation, and our Bylaws that would still apply.

•	Fidelity Bond. We would no longer be required to provide and maintain an investment company blanket bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.

•	Director Independence. We would no longer be required to ensure that a majority of our directors are persons who are not “interested persons,” as that term is defined in the 1940 Act, and certain persons, such as investment bankers, that would be prevented from serving on our Board if we were a BDC. However, assuming we can comply with the NYSE’s listing standards for operating companies, we will remain subject to NYSE listing standards that require the majority of directors of a listed company and all members of its compensation, audit and nominating committees to be “independent” as defined under NYSE rules.

•	Affiliate Transactions. We would no longer be subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates, although we would still be subject to conflict of interest rules and governance procedures that exist under Delaware law and NYSE rules.

•	Share Issuances. We would no longer be subject to provisions of the 1940 Act restricting our ability to issue shares below NAV or in exchange for services, nor would we be restricted in issuing more than one class of equity securities or instruments that could be converted into other classes of equity securities.

•	Share Repurchases. We would no longer be restricted under the 1940 Act in our ability to repurchase shares from our stockholders, and would instead be subject only to NYSE rules and Delaware corporate law requirements for such repurchases.

•	Change of Business. We would be able to change the nature of our business and fundamental investment policies without having to obtain the approval of our stockholders.

•	Director and Officer Incentives. We would no longer require exemptive relief from the SEC before implementing incentive compensation plans for our key executives and non-executive directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties. Our principal executive offices are located at 700 Louisiana St. 48th Floor, Houston, Texas 77002. We believe that these leased office facilities are suitable and adequate for the business as it is contemplated to be conducted.

Item 3. Legal Proceedings

Shareholder Complaint—On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, alleges a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe this lawsuit is without merit and intend to vigorously dispute the claims made therein. Accordingly, on January 9, 2017, we filed a Motion to Dismiss the complaint, which was followed on January 27, 2017 with a supporting brief and other corroborative items. Mr. Zalmanoff is required to file a response to this motion no later than March 13, 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “EQS”. We had approximately 2,267 stockholders as of December 31, 2016, 705 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2016, our net asset value per share was $3.37.

The following table reflects the high and low closing sales prices per share of our common stock on the NYSE, and net asset value (“NAV”) per share for the two years ended December 31, 2016, by quarter:

	2016				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$1.77	$1.85	$1.86	$2.04	$2.10	$1.97	$1.68	$1.79
Low	1.45	1.59	1.60	1.77	1.90	1.84	1.93	1.47
NAV	2.96	3.13	3.27	3.37	2.79	3.00	2.97	2.94

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

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2016 (in thousands, except per share data):

	2016	2015	2014	2013	2012
Total investment income	$748	$446	$965	$7	$516
Net investment loss	(2,451)	(2,351)	(2,418)	(3,129)	(2,653)
Net realized (loss) gain of portfolio securities	(13)	(2,483)	660	(9,795)	(2,797)
Net change in unrealized appreciation (depreciation) of portfolio securities	7,347	6,755	2,116	13,266	177
Net change in unrealized depreciation of portfolio securities - related party	549	(814)	(1,725)	—	—
Net increase (decrease) in net assets resulting
from operations	5,432	1,107	(1,367)	342	(5,273)
Total assets	73,146	52,530	52,038	48,349	33,283
Net assets	42,740	37,308	36,201	33,217	32,875
Net cash (used in) provided by operating activities	(20,069)	1,338	(3,367)	(19,662)	12,874
Shares outstanding at end of year	12,674	12,674	12,674	10,562	10,562
Weighted average shares outstanding, basic	12,674	12,674	11,904	10,562	10,562

Per Share Data:
	2016	2015	2014	2013	2012
Net investment loss	$(0.19)	$(0.19)	$(0.20)	$(0.30)	$(0.25)
Net realized (loss) gain of portfolio securities	—	(0.20)	0.06	(0.93)	(0.27)
Net change in unrealized appreciation (depreciation)
of portfolio securities	0.62	0.47	0.03	1.26	0.02
Net increase (decrease) in net amounts resulting from
operations per share, basic and diluted	0.43	0.08	(0.11)	0.03	(0.50)
Net asset value (including unrealized appreciation)	3.37	2.94	2.86	3.14	3.11

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Equus is a BDC that provides financing solutions for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income. On May 15, 2014, we announced that the Fund had adopted a Plan of Reorganization that would, if effected, transform Equus into an operating company. On January 6, 2017, our shareholders authorized our Board to withdraw our BDC election, although we will not withdraw this election unless and until we have entered into a definitive agreement to effect a Consolidation. Further, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. See “Significant Developments – Plan of Reorganization and Share Exchange with MVC Capital” and “– Authorization to Withdraw BDC Election” above.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, general and administrative fees, and professional fees incurred in connection with our Plan of Reorganization. During 2016 and 2015, we did not incur any non-recurring expenses. During 2014, we incurred non-recurring expenses, including settlement expenses of $0.5 million, and legal expenses of $0.1 million related to certain legal proceedings described in Item 3 above.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2016, we had invested 86.4% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 47.3% by value in shares of common stock, 15.1% in membership interests in limited liability companies, and 7.0% in various debt instruments.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2016, we had no outstanding commitments to our portfolio company investments.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2016 and 2015, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. So long as we remain a BDC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake, and we have not previously undertaken, any such share repurchases, nor do we further anticipate taking any such action in 2017.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our Incentive Plan. On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder.  The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund.  The Incentive Plan permits the award of restricted stock as well as common stock purchase options.  The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares.  The term of the Incentive Plan will expire on June 13, 2026.  No awards have yet been granted under the Incentive Plan and, consequently, no compensation expense has been recorded for the year ended December 31, 2016.

Critical Accounting Policies and Estimates

We follow the accounting and reporting guidance in FASB Accounting Standards Codification Topic 946 “Financial Services – Investment Companies.” Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Valuation of Investments

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals;

2.	With respect to investments with a fair value exceeding $2.5 million that have been held for more than one year, we engage independent valuation firms to assist our investment professionals. These independent valuation firms conduct independent valuations and make their own independent assessments;

3.	Our Management produces a report that summarized each of our portfolio investments and recommends a fair value of each such investment as of the date of the report;

4.	The Audit Committee of our Board reviews and discusses the preliminary valuation of our portfolio investments as recommended by Management in their report and any reports or recommendations of the independent valuation firms, and then approves and recommends the fair values of our investments so determined to our Board for final approval; and

5.	The Board discusses valuations and determines the fair value of each portfolio investment in good faith based on the input of our Management, the respective independent valuation firm, as applicable, and the Audit Committee.

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

Our general intent is to hold our loans to maturity when appraising our privately held debt investments. As such, we believe that the fair value will not exceed the cost of the investment. However, in addition to the previously described analysis involving allocation of value to the debt instrument, we perform a yield analysis assuming a hypothetical current sale of the security to determine if a debt security has been impaired. The yield analysis considers changes in interest rates and changes in leverage levels of the portfolio company as compared to the market interest rates and leverage levels. Assuming the credit quality of the portfolio company remains stable, the Fund will use the value determined by the yield analysis as the fair value for that security if less than the cost of the investment.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $25.6 million and $16.2 million as of December 31, 2016 and 2015, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2016 and December 31, 2015, one of our portfolio investments, MVC, was publicly listed on the NYSE with 468,608 common shares and 428,662 common shares, respectively.

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

Federal Income Taxes

So long as we maintain our status as a BDC, we intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2016, we had a capital loss carry forward of $31.3 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Code. See “Overview – Financing Activities” above.

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

Payment in Kind Interest

We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, we must pay out to our stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 606, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The Company expects to complete its assessment of the impact of adoption of ASU 2014-09 during the first half of 2017.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Fund adopted ASU 2014-15 as of and for the annual period ended December 31, 2016, which did not have any impact on its financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements — Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard during the three months ended March 31, 2016. There was no impact of the adoption of this new accounting standard on the Company’s financial statements as none of its investments are measured through the use of the practical expedient.

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

In February 2016, the FASB issued ASU 2016 02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The adoption of ASU 2016-02 will not have an impact on our financial statements as we currently have no operating leases and our principal offices are under a month-to-month lease arrangement.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) —Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. ASU 2016-09 primarily simplifies the accounting for and classification of, income taxes related to share-based payment awards, including the impact of income taxes withheld on the classification of awards as equity or liabilities and the classification of income taxes on the statement of cash flows. ASU 2016-09 also permits an entity to elect a forfeiture rate assumption based on the estimated number of awards expected to vest or to account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We elected to early adopt ASU 2016-09 effective January 1, 2016. The provisions of ASU 2019-06 should be adopted on a modified retrospective, retrospective or prospective basis, depending on the provision. We recently adopted an incentive plan for management; however, no issuances or awards have occurred to date. We are currently evaluating the impact ASU 2016-13 will have on future issuances and awards.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. ASU 2016-15 provides guidance on eight specific cash flow issues including the statement of cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2016-15 on our statements of cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Management believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its financial statements upon adoption.

Current Market Conditions

Overall economic conditions in the United States have improved, albeit slowly, since the market downturn of 2008-09. The U.S. economy is experiencing relatively low unemployment, but grew at only 1.6% in 2016, down from 2.6% in 2015, and the International Monetary Fund is forecasting somewhat higher growth in 2017 and 2018 at 2.3% and 2.5%, respectively. However, global growth for 2017 and 2018 is predicted at 3.4% and 3.6%, respectively, largely driven by growth in emerging markets. (Sources: Bureau of Economic Analysis and International Monetary Fund).

Market conditions for business transactions including mergers and acquisitions and private equity investments in 2016 improved to their highest level ($4.3 trillion) since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. Private equity funds increased their assets under management to a projected $681 billion, up 9% from 2015, as private equity firms as a group enjoyed more success during the year in attracting investment capital. (Source: Forbes)

During 2016, our net asset value increased from $2.94 per share to $3.37 per share, an increase of 14.6%. As of December 31, 2016, our common stock was trading at a 40.4% discount to our net asset value as compared to 39.1% as of December 31, 2015.

Over the past several years, we have executed certain initiatives to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and realize certain of our portfolio investments. Specifically, we changed the composition of our Board of Directors and Management, terminated certain of our follow-on investments, internalized the management of the Fund, suspended our managed distribution policy, modified our investment strategy to pursue shorter term liquidation opportunities, pursued non-cash investment opportunities, and sold certain of our legacy and underperforming investment holdings. We believe these actions continue to be necessary to protect capital and liquidity during the turbulent oil and gas market downturn in order to preserve and enhance shareholder value. Because our Management is internalized, certain of our expenses should not increase commensurate with an increase in the size of the Fund and, therefore, if we remain a BDC, we expect to achieve efficiencies in our cost structure if we are able to grow the Fund.

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

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months. If we effect a Consolidation of the Fund as described under “Significant Developments – Plan of Reorganization and Share Exchange with MVC Capital” and “– Authorization to Withdraw BDC Election” above, we may utilize some or a substantial portion of our current liquidity in connection with a contemplated transaction as payment of the purchase price and to pay associated legal, due diligence, accounting, and other fees. Further, we may borrow funds from financial institutions or other providers of debt capital to provide and pay for a part of the consideration and expenses necessary to effect a Consolidation.

Year Ended December 31, 2016

As of December 31, 2016, we had total assets of $73.1 million, of which $29.7 million were invested in portfolio investments and $12.0 million were invested in cash and cash equivalents. Among our portfolio investments, $3.0 million (at fair value) or 7.0% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2016.

As of December 31, 2016, we also had $30.3 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $30.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 3, 2017 and we subsequently repaid this margin loan. The margin interest was paid on February 3, 2017.

Operating Activities. We used $20.1 million in cash for operating activities in 2016. In 2016, we made new investments of $2.0 million in portfolio companies. We paid fees to our professional advisers, directors, banks and others of $3.2 million, while realizing a loss of $13 thousand from the disposition of temporary cash investments.

Financing Activities. We provided $15.0 million in cash from financing activities for 2016. We did not declare any dividends in 2016.

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

Financing Activities. We provided $1.0 thousand in cash from financing activities for 2015. We did not declare any dividends in 2015.

Year Ended December 31, 2014

As of December 31, 2014, we had total assets of $52.0 million, of which $19.6 million were invested in portfolio investments and $15.7 million were invested in cash and cash equivalents. Among our portfolio investments, $4.7 million (at fair value) or 12.9% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2014. We continued to classify the promissory note issued by Spectrum Management, LLC (“Spectrum”), $3.2 at million (fair value), as non-income producing.

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

Results of Operations

Investment Income and Expense

Year Ended December 31, 2016 as compared to Year Ended December 31, 2015

Total income from portfolio securities increased $0.3 million in 2016 due to the increase in interest-bearing investments.

Professional fees increased to $1.2 million during 2016 from $0.6 million during 2015. These increases were principally due to increases in consulting and legal fees associated with our Plan of Reorganization and due diligence and other activities incidental to a potential Consolidation as described in the Plan.

Compensation expense decreased to $1.1 million from $1.3 million in 2016 primarily due to officer bonuses earned during 2015.

General and administrative expenses were comparable from 2015 to 2016, and were $0.3 million and $0.4 million respectively.

As a result of the factors described above, net investment loss after expenses was $2.5 million for 2016 as compared to a net investment loss of $2.4 million in 2015.

Year Ended December 31, 2015 as compared to Year Ended December 31, 2014

Total income from portfolio securities decreased $0.5 million in 2015 due to the decrease in interest-bearing investments resulting from the sale of our interests in Spectrum Management, LLC (“Spectrum”) and Orco Property Group, S. A. (“OPG”) in January 2015 and February 2015, respectively.

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

There were no settlement expenses in 2015 as compared to the $0.5 million in settlement expenses for 2014 related to certain legal proceedings.

As a result of the factors described above, net investment loss after expenses was relatively unchanged at $2.4 million for both 2015 and 2014.

Summary of Portfolio Investment Activity

Year Ended December 31, 2016

During the year ended December 31, 2016, we had investment activity of $2.4 million in three portfolio companies. We invested $2.0 million in Biogenic Reagents, LLC (“Biogenic”) in the form of a senior secured promissory note, bearing cash and PIK interest at the combined rate of 16% per annum. During 2016, we received $0.04 million in semi-annual interest and $13 thousand in PIK’d interest in respect of this note. During 2016, we received 22,863 shares of MVC in the form of stock dividend payments. We received $50 thousand in PIK’d interest in respect to our loan to 5TH Element Tracking, LLC (“5TH Element”).

The following table includes significant investment activity during the year ended December 31, 2016 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Biogenic Reagents, LLC	$2,000	$—	$—	$13	$2,013
MVC Capital, Inc.	—	—	—	313	313
5TH Element Tracking, LLC	—	—	—	50	50
	$2,000	$—	$—	$376	$2,376

Year Ended December 31, 2015

During the year ended December 31, 2015, we received a one-year subordinated note from 5TH Element in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum in connection with the sale of our interest in Spectrum. We also received 23,694 shares of MVC in the form of dividend payments.

The following table includes significant investment activity during the year ended December 31, 2015 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
MVC Capital, Inc.	$—	$—	$—	$222	$222
5TH Element Tracking, LLC	—	915	—	—	915
	$—	$915	$—	$222	$1,137

Year Ended December 31, 2014

During the year ended December 31, 2014, we capitalized legal and consulting expenses of $0.3 million relating to Spectrum. We also received a semi-annual interest payment of $0.04 million in cash and $0.2 million in the form of PIK’d interest in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 newly-issued shares of our common stock in exchange for 395,839 shares of MVC (see “Significant Events−Plan of Reorganization” above). During the year ended December 31, 2014, we also received 9,129 shares of MVC in the form of dividend payments.

The following table includes significant investment activity during the year ended December 31, 2014 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
MVC Capital, Inc.	$524	$5,075	$—	$107	$5,706
Orco Property Group, S. A.	—	—	—	171	171
Spectrum Management, LLC	—	—	269	—	269
	$524	$5,075	$269	$278	$6,146

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2016

During 2016, we realized capital losses of $13 thousand as a result of disposition of temporary cash investments.

Year Ended December 31, 2015

During 2015, we realized capital losses of $2.5 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Spectrum Management, LLC	Business products and services	Control	Disposition	$(2,850)
Orco Property Group S. A.	Real estate	Non-affiliate	Disposition	372
Various others			Disposition	(5)
				$(2,483)

Year Ended December 31, 2014

During 2014, we realized capital gains of $0.7 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Orco Property Group S. A.	Real estate	Non-affiliate	Disposition	$(63)
MVC Capital, Inc.	Financial services	Non-affiliate	Share exchange	724
Various others			Disposition	(1)
				$660

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2016

During 2016, we recorded an increase of $7.9 million in net unrealized appreciation, from $2.4 million at December 31, 2015 to $10.3 million at December 31, 2016, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.5 million due to an increase in the MVC share price during 2016 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. (“PalletOne”) of $6.6 million due to continued strong revenue and earnings growth, as well as an overall improvement in comparable industry sectors; and

(iii)	Increase in the fair value of our holdings in Equus Energy of $0.8 million, principally due to an increase in comparable transactions for mineral leases, a combination of increased production, and a continued increase in short- and long-term prices for crude oil and natural gas.

Year Ended December 31, 2015

During 2015, we recorded a net decrease in unrealized depreciation of $5.9 million, to arrive at a net unrealized appreciation of our portfolio securities of $2.4 million, resulting principally from the following:

(i)

Decrease in the fair value of our holdings in Equus Energy of $4.3 million, principally due to a combination of production without a corresponding increases in proved reserves and declining short- and long-term prices for crude oil and natural gas;

(ii)

Decrease in the fair value of our shareholding in MVC of $0.8 million due to a decrease in the MVC share price during the period, which was partially offset by $0.2 million in dividends received in the form of additional MVC shares and $0.2 million in purchase price adjustment;

(iii)

Increase in fair value of our shareholding in PalletOne of $8.6 million due to an overall improvement in the industry sector for packaging companies, as well as continued revenue and earnings growth for the company;

(iv)	Transfer of unrealized depreciation to realized gain on our holding of OPG Notes of $0.4 million in connection with the sale of our interest in the OPG Notes; and
(v)	Transfer of unrealized depreciation to realized loss on our holdings in Spectrum of $2.9 million in connection with the sale of our interest in Spectrum.

Year Ended December 31, 2014

During 2014, we recorded a net decrease in unrealized depreciation of $0.4 million, to arrive at a net unrealized depreciation of $3.6 million as of December 31, 2014. Such change in depreciation resulted primarily from the following changes:

(i)

Increase in fair value of our holding in Equus Energy of $1.8 million due to an increase in comparable transactions for mineral leases, increased oil and gas production, as well as additional proved developed producing and proved developed producing behind-pipe reserves from new drilling and recompletion activities;

(ii)	Decrease in fair value of Equus Media Development Company, LLC of $0.1 million due to a net operating loss for the period equal to the amount of the decrease;
(iii)	Decrease in fair value of MVC of $1.7 million due to the decline in the stock price of MVC, which was partially offset by $0.1 million in dividends received in the form of additional MVC shares;
(iv)	Decrease in fair value of our holding of OPG Notes of $0.1 million due to adverse changes in the USD-EUR exchange rate; and
(v)	Increase in fair value of our shareholding in PalletOne of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth.

Portfolio Securities

As of December 31, 2016, we had active investments in the following entities or portfolio companies:

5TH Element Tracking, LLC

5TH Element is a technology holding company based outside of Boston, Massachusetts. On January 6, 2015, in connection with the sale of the Fund’s interest in Spectrum to 5TH Element, we received a subordinated note in the original principal amount of $0.9 million maturing March 31, 2017 and bearing interest at the rate of 14% per annum. As of December 31, 2016, we valued the promissory note at its original investment amount of $0.9 million plus certain PIK interest, as accrued.

Biogenic Reagents, LLC

Biogenic was organized as a developer and producer of high value carbon products from renewable biomass, headquartered in Minneapolis. The company developed and partially commercialized a low-cost platform technology to make carbon products such as activated carbon for use in purification of air, water, food and pharmaceuticals and agricultural carbon to improve crop production. On January 29, 2016, we invested $2.0 million in Biogenic in the form of a senior secured promissory note bearing cash and PIK interest at the combined rate of 16% per annum. Although this note is presently in default, we hold a senior security interest in the assets of Biogenic which have been appraised at an amount that is considerably in excess of the face amount of the note. As of December 31, 2016, we valued the promissory note at its original investment amount of $2.0 million, plus PIK interest accrued in the amount of $13 thousand.

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently represented by 111 producing and non-producing oil and gas wells, including associated development rights of approximately 20,900 acres situated on 12 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Apache, Chesapeake, and Chevron, which has operating responsibility for leasehold interests in the Conger Field, representing approximately one-third of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil and gas firm. During the fourth quarter of 2016, Equus Energy sold a small working interest it held in the Permian Basin in west Texas for an aggregate selling price of $250,000, or approximately $12,500 per acre. Due to forward commodity price increases and increased acreage values, particularly in respect of Equus Energy’s other holdings in the Permian Basin, the fair value of this holding increased to approximately $6.3 million at December 31, 2016 from $5.5 million at December 31, 2015.

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

The concept of the business of EMDC is to partner with creators, developers and producers of creative work, such as scripts, short stories or books, by providing capital necessary to enhance the creative development and package the assets to companies, such as major and independent studios, to produce and release. In December 2011, our agreement with KE expired and EMDC distributed $1 million to the Fund. As of December 31, 2016, we valued EMDC at $0.2 million, which was unchanged from December 31, 2015.

MVC Capital, Inc.

MVC is a BDC traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. On May 14, 2014, as part of our Plan of Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (see “Significant Events−Plan of Reorganization” above). During 2016, we received 22,863 additional shares in the form of dividend payments. As of December 31, 2016, we valued our 468,608 MVC shares at $4.0 million, an increase from $3.2 million at December 31, 2015. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates.

PalletOne, Inc.

PalletOne is considered one of the largest wooden pallet manufacturer in the United States, operating 19 facilities in 11 states, with approximately 1,400 employees. The company manufactures and recycles a variety of pallet types and pressure-treated lumber. The company also sells its byproducts of mulch and scrap metal. PalletOne also owns and operates three wood treating plants. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis. Its largest pallet customers are agricultural and construction related companies including growers, grocery stores, and housing construction companies, and home-improvement chains. We believe PalletOne’s numerous locations allows for a slight advantage in pursuing large corporate accounts, as sales of pallets and pressure-treated wood are typically regionalized to specific locations. The pallet manufacturing industry is mature and is experiencing continuing slow growth as the number of participants shrinks due to consolidation and underutilized plants, which have been eliminated. However, demand continues to increase for pressure-treated lumber for residential fencing and decking which has been the principal contributor to the increases in PalletOne’s revenue. We initially invested in PalletOne in October 2001. Our investment in PalletOne presently consists of 350,000 shares of common stock, which represents a fully-diluted equity interest of 18.7%. Due to substantially improved operating performance, we valued our interest in PalletOne as of December 31, 2016 as of $16.2 million, an increase from $9.6 million from December 31, 2015.

Off Balance Sheet Arrangements

We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2016 is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $61,000 for the year ended December 31, 2014.

Contractual Obligations

As of December 31, 2016, we had no outstanding commitments to our portfolio company investments.

Dividends

We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 3, 2017, we sold U. S. Treasury Bills for $30.0 million and repaid our year-end margin loan.

On January 6, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than July 31, 2017. The authorization given to our Board is a consequence of the Plan of Reorganization described above. Notwithstanding this authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a Consolidation. Further, although our shareholders have authorized us to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. See “Significant Developments – Plan of Reorganization and Share Exchange with MVC Capital” above.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 37.9% of our net asset value, 22.1% of our total assets and 54.6% of our investments in portfolio company securities (at fair value) as of December 31, 2016. The value of one segment called “Energy” includes one portfolio company and was 14.6% of our net asset value, 8.5% of our total assets and 21.1% of our investments in portfolio company securities (at fair value) as of December 31, 2016. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc.:

We have audited the accompanying balance sheets of Equus Total Return, Inc. (a Delaware corporation) (the “Fund”), including the schedule of investments, as of December 31, 2016 and 2015 and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2016, 2015 and 2014 and the selected per share data and ratios for the years ended December 31, 2016, 2015 and 2014. These financial statements and selected per share data and ratios are the responsibility of the management of the Fund. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. Our procedures included verification by examination or confirmation of securities held by the custodian as of December 31, 2016 and 2015, or by other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Equus Total Return, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016, 2015 and 2014 and the selected per share data and ratios for the years ended December 31, 2016, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, TX

March, 13, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equus Total Return, Inc.:

We have audited the accompanying selected per share data and ratios of Equus Total Return, Inc. (a Delaware corporation) (the “Fund”) for each of the two years in the period ended December 31, 2013. These selected per share data and ratios are the responsibility of the management of the Fund. Our responsibility is to express an opinion on these selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the selected per share data and ratios are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the selected per share data and ratios. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying selected per share data and ratios present fairly, in all material respects, the financial highlights of Equus Total Return, Inc. for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

March 31, 2014

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $10,050 respectively)	$6,462	$5,715
Affiliate investments (cost at $350 and $350 respectively)	16,200	9,600
Non-affiliate investments - related party (cost at $6,011 and $5,698 respectively)	4,021	3,159
Non-affiliate investments (cost at $2,978 and $915 respectively)	2,978	915
Total investments in portfolio securities at fair value	29,661	19,389
Temporary cash investments	29,994	15,000
Cash and cash equivalents	11,961	17,036
Restricted cash	300	150
Accounts receivable	611	614
Accrued interest receivable	542	128
Accrued dividend receivable	—	130
Other assets	77	83
Total assets	73,146	52,530
Liabilities and net assets
Accounts payable	269	36
Accounts payable to related parties	143	186
Borrowing under margin account	29,994	15,000
Total liabilities	30,406	15,222

Commitments and contingencies (see note 6)

Net assets	$42,740	$37,308

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	54,213	54,226
Undistributed net investment losses	(21,758)	(19,307)
Unrealized appreciation of portfolio securities, net	12,262	4,915
Unrealized depreciation of portfolio securities - related party	(1,990)	(2,539)
Total net assets	$42,740	$37,308
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	12,674	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.37	$2.94

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Investment income:
Interest and dividend income:
Control investments	$—	$—	$580
Non-affiliate investments - related party	183	297	161
Non-affiliate investments	555	142	224
Total interest and dividend income	738	439	965
Interest from temporary cash investments	10	7	—
Total investment income	748	446	965

Expenses:
Compensation expense	1,145	1,309	937
Professional fees	1,172	637	1,067
Director fees and expenses	383	356	414
General and administrative expense	355	343	293
Mailing, printing and other expenses	114	120	147
Taxes	22	30	25
Interest expense	8	2	—
Settlement expense	—	—	500
Total expenses	3,199	2,797	3,383

Net investment loss	(2,451)	(2,351)	(2,418)

Net realized gain (loss):
Control investments	—	(2,850)	—
Non-affiliate investments - related party	—	—	724
Non-affiliate investments	—	372	(63)
Temporary cash investments	(13)	(5)	(1)
Net realized gain (loss)	(13)	(2,483)	660

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	12,262	4,915	(1,840)
Beginning of period	4,915	(1,840)	(3,956)
Net change in unrealized appreciation (depreciation) of portfolio securities	7,347	6,755	2,116

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,990)	(2,539)	(1,725)
Beginning of period	(2,539)	(1,725)	—
Net change in unrealized depreciation of portfolio securities - related party	549	(814)	(1,725)

Net increase (decrease) in net assets resulting from operations	$5,432	$1,107	$(1,367)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.43	$0.08	$(0.11)
Weighted average shares outstanding:
Basic and diluted	12,674	12,674	11,904

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net increase (decrease) in net assets resulting from operations	$5,432	$1,107	$(1,367)
Capital share transactions:
Shares issued for portfolio securities - related party	—	—	4,351
Net increase in net assets resulting from capital share transactions	—	—	4,351
Increase in net assets	5,432	1,107	2,984
Net assets at beginning of period	37,308	36,201	33,217
Net assets at end of period	$42,740	$37,308	$36,201

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Reconciliation of increase (decrease) in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$5,432	$1,107	$(1,367)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss	13	2,483	64
Net realized gain - related party	—	—	(724)
Net change in unrealized appreciation of portfolio securities	(7,347)	(6,755)	(2,116)
Net change in unrealized depreciation of portfolio securities - related party	(549)	814	1,725
Changes in operating assets and liabilities:
Purchase of portfolio securities	(2,000)	—	(793)
Net proceeds from dispositions of portfolio securities	—	602	63
Principal payments received from portfolio securities	—	4,255	270
Purchase of temporary cash investments, net	(15,007)	(6)	(1)
Change in restricted cash	(150)	—	—
Decrease (increase) in accounts receivable	3	—	(242)
Increase in accrued interest receivable	(477)	(577)	(868)
Decrease in accrued dividend receivable	(183)	—	—
Decrease (increase) in accounts receivable and other	6	31	(84)
Increase (decrease) in accounts payable	233	(628)	558
(Decrease) increase in accounts payable to related parties	(43)	12	148
Net cash (used in) provided by operating activities	(20,069)	1,338	(3,367)
Cash flows from financing activities:
Borrowings under margin account	102,977	15,000	14,999
Repayments under margin account	(87,983)	(14,999)	(15,000)
Net cash provided by (used in) financing activities	14,994	1	(1)
Net (decrease) increase in cash and cash equivalents	(5,075)	1,339	(3,368)
Cash and cash equivalents at beginning of period	17,036	15,697	19,065

Cash and cash equivalents at end of period	$11,961	$17,036	$15,697
Non-cash operating and financing activities:
Shares issued in lieu of cash for portfolio securities	$—	$—	$4,351
Accrued interest or dividends exchanged for portfolio securities	$63	$915	$171
Accrued dividends exchanged for portfolio securities - related party	$313	$222	$107

Supplemental disclosure of cash flow information:
Interest paid	$7	$2	$2
Income taxes paid	$19	$32	$20

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2016	2015	2014	2013	2012

Investment income	$0.06	$0.03	$0.08	$0.00	$0.05
Expenses	0.25	0.22	0.28	0.30	0.30

Net investment loss	(0.19)	(0.19)	(0.20)	(0.30)	(0.25)

Net realized gain (loss)	—	(0.20)	0.06	(0.93)	(0.27)
Net change in unrealized appreciation (depreciation) of portfolio securities	0.58	0.47	0.03	1.26	0.02
Net change in unrealized depreciation of portfolio securities - related party	0.04	—	—	—	—
Net increase (decrease) in net assets	0.43	0.08	(0.11)	0.03	(0.50)
Capital transactions:
Shares issued for portfolio securities	—	—	0.37	—	—
Dilutive effect of shares issued	—	—	(0.54)	—	—
Decrease in net assets resulting from capital transactions	—	—	(0.17)	—	—
Net increase (decrease) in net assets	0.43	0.08	(0.28)	0.03	(0.50)
Net assets at beginning of period	2.94	2.86	3.14	3.11	3.61
Net assets at end of period, basic and diluted	$3.37	$2.94	$2.86	$3.14	$3.11
Weighted average number of shares outstanding during period,
in thousands	12,674	12,674	11,904	10,562	10,562
Market price per share:
Beginning of period	$1.79	$2.10	$1.99	$2.36	$2.24
End of period	$2.01	$1.79	$2.10	$1.99	$2.36
Selected information and ratios:
Ratio of expenses to average net assets	7.99%	7.61%	9.75%	9.49%	8.93%
Ratio of net investment loss to average net assets	(6.12%)	(6.40%)	(6.97%)	(9.47%)	(7.47)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	13.57%	3.01%	(3.94%)	1.04%	(14.85)%
Total return on market price (1)	12.29%	(14.76%)	5.53%	(15.68%)	(5.36)%

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,250
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	212
Total Control Investments: Majority-owned (represents 10.8% of total investments at fair value)					$10,050	$6,462
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$16,200
Total Affiliate Investments (represents 27.2% of total investments at fair value)					$350	$16,200
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	468,608 shares of common stock (1.7%)		$6,011	$4,021
Total Non-Affiliate Investments - Related Party (represents 6.7% of total investments at fair value)					$6,011	$4,021
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 3/17 (2)	$965	965	965
Biogenic Reagents, LLC Minneapolis, MN	Industrial products	January 2016	16% promissory note due 6/16 (5)	$2,013	2,013	2,013
Total Non-Affiliate Investments (represents 5.0% of total investments at fair value)					$2,978	$2,978
Total Investment in Portfolio Securities					$19,389	$29,661
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2016	UST 0% 1/17	$30,000	30,000	29,994
Total Temporary Cash Investments (represents 50.3% of total investments at fair value)					$30,000	$29,994
Total Investments					$49,389	$59,655

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Income impaired.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2016

(in thousands, except share data)

Except for our holding of shares of MVC, substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2016, we had invested 86.4% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2016, except for our shares of MVC Capital, Inc. (“MVC”), all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 31.8% of the total value of the investments in portfolio securities as of December 31, 2016.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 37.9% of our net asset value, 22.1% of our total assets and 54.6% of our investments in portfolio company securities (at fair value) as of December 31, 2016. The value of one segment called “Energy” includes one portfolio company and was 14.6% of our net asset value, 8.5% of our total assets and 21.1% of our investments in portfolio company securities (at fair value) as of December 31, 2016. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2016 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$6,361	$20,221	47.3%
Limited liability company investments	10,050	6,462	15.1%
Secured and subordinated debt	2,978	2,978	7.0%
Total	$19,389	$29,661	69.4%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2016 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$16,200	37.9%
Energy	6,250	14.6%
Financial services	4,021	9.4%
Industrial products	2,013	4.7%
Business products and services	965	2.3%
Media	212	0.5%
Total	$29,661	69.4%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$5,500
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	215
Total Control Investments: Majority-owned (represents 16.6% of total investments at fair value)					$10,050	$5,715
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.8%)		$350	$9,600
Total Affiliate Investments (represents 27.9% of total investments at fair value)					$350	$9,600
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	428,662 shares of common stock (1.7%)		$5,698	$3,159
Total Non-Affiliate Investments - Related Party (represents 9.2% of total investments at fair value)					$5,698	$3,159
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 1/16 (2)	$915	915	915
Total Non-Affiliate Investments (represents 2.7% of total investments at fair value)					$915	$915
Total Investment in Portfolio Securities					$17,013	$19,389
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2015	UST 0% 1/16	$15,000	15,000	15,000
Total Temporary Cash Investments (represents 43.6% of total investments at fair value)					$15,000	$15,000
Total Investments					$32,013	$34,389

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2015

Except for our holding of shares of MVC, substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

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

Our investments in portfolio securities consist of the following types of securities as of December 31, 2015 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$6,048	$12,759	34.2%
Limited liability company investments	10,050	5,715	15.3%
Secured and subordinated debt	915	915	2.5%
Total	$17,013	$19,389	52.0%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2015 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$9,600	25.7%
Energy	5,500	14.7%
Financial services	3,159	8.5%
Business products and services	915	2.5%
Media	215	0.6%
Total	$19,389	52.0%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(1) ORGANIZATION AND BUSINESS PURPOSE

Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the NYSE under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinated debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our Management and Board of Directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

We elected to be treated as a BDC under the 1940 Act, although our shareholders have recently authorized us to withdraw this election (see Note 10 “Subsequent Events”). We currently qualify as a regulated investment company RIC for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2016, we had cash and cash equivalents of $12.0 million. We had $30.0 million of our net assets of $42.7 million invested in portfolio securities. We also had $30.3 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $30.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 3, 2017 and we subsequently repaid this margin loan. The margin interest was paid on February 3, 2017.

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

During 2016 and 2015, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we continue to be a BDC, failure to continue to qualify as a RIC could be material to us and our stockholders.

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

Valuation of Investments—For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals;

2.	With respect to investments with a fair value exceeding $2.5 million that have been held for more than one year, we engage independent valuation firms to assist our investment professionals. These independent valuation firms conduct independent valuations and make their own independent assessments;

3.	Our Management produces a report that summarized each of our portfolio investments and recommends a fair value of each such investment as of the date of the report;

4.	The Audit Committee of our Board reviews and discusses the preliminary valuation of our portfolio investments as recommended by Management in their report and any reports or recommendations of the independent valuation firms, and then approves and recommends the fair values of our investments so determined to our Board for final approval; and

5.	The Board discusses valuations and determines the fair value of each portfolio investment in good faith based on the input of our Management, the respective independent valuation firm, as applicable, and the Audit Committee.

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

Our general intent is to hold our loans to maturity when appraising our privately held debt investments. As such, we believe that the fair value will not exceed the cost of the investment. However, in addition to the previously described analysis involving allocation of value to the debt instrument, we perform a yield analysis assuming a hypothetical current sale of the security to determine if a debt security has been impaired. The yield analysis considers changes in interest rates and changes in leverage levels of the portfolio company as compared to the market interest rates and leverage levels. Assuming the credit quality of the portfolio company remains stable, the Fund will use the value determined by the yield analysis as the fair value for that security if less than the cost of the investment.

We record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

Fair Value Measurement—Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we might realize significantly less than the value at which such investment had previously been recorded. With respect to Level 3 investments, where sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, we undertake, on a quarterly basis, our valuation process as described above.

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of December 31, 2016
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$6,462	$—	$—	$6,462
Affiliate investments	16,200	—	—	16,200
Non-affiliate investments - related party	4,021	4,021	—	—
Non-affiliate investments	2,978	—	—	2,978
Total investments	29,661	4,021	—	25,640
Temporary cash investments	29,994	29,994	—	—
Total investments and temporary cash investments	$59,655	$34,015	$—	$25,640

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

The following table provides a reconciliation of fair value changes during 2016 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2015	$5,715	$9,600	$915	$16,230
Change in unrealized appreciation (depreciation)	747	6,600	—	7,347
Purchases of portfolio securities	—	—	2,063	2,063
Fair value as of December 31, 2016	$6,462	$16,200	$2,978	$25,640

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2016:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$2,978	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	16,200	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	6,462	Asset Approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
	$25,640

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $25.6 million and $16.2 million as of December 31, 2016 and 2015, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

Taxes—We intend to comply with the requirements of the Code necessary to qualify as a RIC and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. We borrow money from time to time to maintain our tax status under the Code as a RIC. See Note 1 for discussion of Taxable Subsidiaries and see Note 2 for further discussion of the Fund’s RIC borrowings.

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million, for each of the years ended December 31, 2016, 2015 and 2014.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for each of the years ended December 31, 2016, 2015 and 2014.

(4) RELATED PARTY TRANSACTIONS AND AGREEMENTS

MVC Capital, Inc. – Share Exchange. On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (“Plan of Reorganization”). As a first step to consummating the Plan or Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. During 2016, we received 22,863 additional shares in the form of dividend payments. As of December 31, 2016, we valued our 468,608 MVC shares at $4.0 million, an increase from $3.2 million at December 31, 2015. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates. Due to the ownership relationship between the Company and MVC, the investment and amounts due to and from MVC have been identified and disclosed as “related party(ies)” in our Consolidated Financial Statements.

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

In November 2011, Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director of the Fund, is a managing partner and co-founder of Global Energy. For each of the years ended December 31, 2016, 2015 and 2014, payments to Global Energy totaled $75,000.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $250 per hour for services rendered.  During 2016, 2015 and 2014, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.4 million, $0.3 million and $0.3 million, respectively, for services provided to the Fund during these years, respectively.

(5) FEDERAL INCOME TAX MATTERS

As a RIC, our tax liability is dependent upon whether an election is made to distribute taxable investment income and capital gains above any statutory requirement. As we have incurred net investment losses and have had no realized gains after taking into account our capital loss carryforwards in 2016, 2015 and 2014, no distributions were required or made.

Our year-end for determining capital gains for purposes of Section 4982 of the Code is October 31.

There are no material book to tax differences for net investment income/losses, realized gains or unrealized appreciation/depreciation. As of December 31, 2016, we had approximately $31.3 million in capital losses of which $15.6 million will begin expiring after 2017 and the remaining $15.7 million can be carried forward indefinitely.

Reclassification of returns of capital had no material book to tax differences for the three years ended December 31, 2016 and therefore has no material book to tax differences impacting accumulated earnings.

We believe that any aggregate exposure for uncertain tax positions should not have a material impact on our financial statements as of December 31, 2016 or December 31, 2015. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2012 through 2016 remain open to examination. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(6) COMMITMENTS AND CONTINGENCIES

Lease Commitments. We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2016 is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $89,000, $91,000 and $91,000 for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Portfolio Companies. As of December 31, 2016 and 2015, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

Legal Proceedings–Shareholder Complaint. On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, alleges a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe this lawsuit is without merit and intend to vigorously dispute the claims made therein. Accordingly, on January 9, 2017, we filed a Motion to Dismiss the complaint, which was followed on January 27, 2017 with a supporting brief and other corroborative items. Mr. Zalmanoff is required to file a response to this motion no later than March 13, 2017.

Legal Proceedings–Champion Window Arbitration Settlement. In January 2006, we sold our 31.5% ownership interest in Champion Window, Inc. (“Champion”), a portfolio company of the Fund, to Atrium Companies Inc. (“Atrium”) pursuant to a Stock Purchase Agreement (“SPA”) dated December 22, 2005. The SPA contained certain limited rights of indemnification for Atrium in connection with its purchase of such ownership interest.

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

(7) PORTFOLIO SECURITIES

2016 Portfolio Activity

During the year ended December 31, 2016, we had investment activity of $2.4 million in three portfolio companies. We invested $2.0 million in Biogenic Reagents, LLC (“Biogenic”) in the form of a senior secured promissory note, bearing cash and PIK interest at the combined rate of 16% per annum. During 2016, we received $0.04 million in semi-annual interest and $13 thousand in PIK’d interest in respect of our note with 5TH Element Tracking, LLC (“5TH Element”). During 2016, we also received 22,863 shares of MVC in the form of dividend payments.

The following table includes significant investment activity during the year ended December 31, 2016 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
Biogenic Reagents, LLC	$2,000	$—	$—	$13	$2,013
MVC Capital, Inc.	—	—	—	313	313
5TH Element Tracking, LLC	—	—	—	50	50
	$2,000	$—	$—	$376	$2,376

During 2016, we realized net capital losses of $13 thousand due to the disposition of temporary cash investments.

During 2016, we recorded an increase of $7.9 million in net unrealized appreciation, from $2.4 million at December 31, 2015 to $10.3 million at December 31, 2016, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.5 million due to an increase in the MVC share price during 2016 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. (“PalletOne”) of $6.6 million due to continued strong revenue and earnings growth, and an overall improvement in comparable industry sectors;

(iii)	Increase in the fair value of our holdings in Equus Energy of $0.8 million, principally due to a combination of an increase in comparable transactions for mineral leases, increased production, and a continued increase short- and long-term prices for crude oil and natural gas.

2015 Portfolio Activity

During the year ended December 31, 2015, we received a one-year subordinated note from 5th Element in the original principal amount of $0.9 million, bearing interest at the rate of 14% per annum in connection with the sale of our interest in Spectrum. We also received 23,694 shares of MVC in the form of dividend payments.

The following table includes significant investment activity during the year ended December 31, 2015 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
MVC Capital, Inc.	$—	$—	$—	$222	$222
5TH Element Tracking, LLC	—	915	—	—	915
	$—	$915	$—	$222	$1,137

During 2015,we realized capital losses of $2.5 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Spectrum Management, LLC	Business products and services	Control	Disposition	$(2,850)
Orco Property Group S. A.	Real estate	Non-affiliate	Disposition	372
Various others			Disposition	(5)
				$(2,483)

During 2015, we recorded a net decrease in unrealized depreciation of $5.9 million, to arrive at a net unrealized appreciation of our portfolio securities of $2.4 million, resulting principally from the following:

(i)	Decrease in the fair value of our holdings in Equus Energy of $4.3 million, principally due to a combination of production without a corresponding increases in proved reserves and declining short- and long-term prices for crude oil and natural gas;

(ii)	Decrease in the fair value of our shareholding in MVC of $0.8 million due to a decrease in the MVC share price during the period, which was partially offset by $0.2 million in dividends received in the form of additional MVC shares and $0.2 million in purchase price adjustment;

(iii)	Increase in fair value of our shareholding in PalletOne, Inc. of $8.6 million due to an overall improvement in the industry sector for packaging companies, as well as continued revenue and earnings growth for the company;

(iv)	Transfer of unrealized depreciation to realized gain on our holding of Orco Property Group, S. A. (“OPG”) notes of $0.4 million in connection with the sale of our interest in the OPG Notes; and

(iv)	Transfer of unrealized depreciation to realized loss on our holdings in Spectrum of $2.9 million in connection with the sale of our interest in Spectrum.

2014 Portfolio Activity

During the year ended December 31, 2014, we made a capital infusion of $0.3 million relating to Spectrum. We also received a semi-annual interest payment of $0.04 million in cash and $0.2 million in the form of PIK’d interest in respect of our €1.2 million [$1.5 million] in OPG notes. On May 14, 2014, we sold to MVC 2,112,000 newly-issued shares of our common stock in exchange for 395,839 shares of MVC (see Note 10 -“Subsequent Events”). During the year ended December 31, 2014, we also received 9,129 shares of MVC in the form of dividend payments.

The following table includes significant investment activity during the year ended December 31, 2014 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
MVC Capital, Inc.	$524	$5,075	$—	$107	$5,706
Orco Property Group, S. A.	—	—	—	171	171
Spectrum Management, LLC	—	—	269	—	269
	$524	$5,075	$269	$278	$6,146

During 2014, we realized capital gains of $0.7 million, including the following significant transactions:

Portfolio Company	Industry	Type	Transaction Type	Realized Gain (Loss)
Orco Property Group, S. A.	Real estate	Non-affiliate	Disposition	$(63)
MVC Capital, Inc.	Financial services	Non-affiliate	Share exchange	724
Various others			Disposition	(1)
				$660

During 2014, we recorded a net change in unrealized depreciation of $0.4 million, to arrive at net unrealized depreciation of $3.6 million as of December 31, 2014. Such change in depreciation resulted primarily from the following changes:

(i)

Increase in fair value of our holding in Equus Energy of $1.8 million due to an increase in comparable transactions for mineral leases, increased oil and gas production, as well as additional proved developed producing and proved developed producing behind-pipe reserves from new drilling and recompletion activities;

(ii)	Decrease in fair value of Equus Media Development Company, LLC of $0.1 million due to a net operating loss for the period equal to the amount of the decrease;
(iii)	Decrease in fair value of MVC of $1.7 million due to the decline in the stock price of MVC, which was partially offset by $0.1 million in dividends received in the form of additional MVC shares;
(iv)	Decrease in fair value of our holding of OPG Notes of $0.1 million due to adverse changes in the USD-EUR exchange rate; and
(v)	Increase in fair value of our shareholding in PalletOne of $0.7 million due to an improvement in the industry sector for packaging companies and continued revenue and earnings growth.

(8) EQUUS ENERGY, LLC

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently consisting of 111 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 20,900 acres situated on 12 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 22 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is working with Chevron in a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (appx. 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

Revenue and Income. During the year ended December 31, 2016, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.7 million, $0.05 million, and ($1.0) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss of $1.1 million, ($0.01) million, and ($5.1) million, respectively, for the year ended December 31, 2015 and $2.5 million, $1.3 million, and $0.2 million, respectively for the year ended December 31, 2014.

Capital Expenditures. During the fourth quarter of 2016, Equus Energy received $0.3 million as a result of the sale of a small working interest it held in the Permian Basin for approximately $12,500 per acre.

During 2015, Equus Energy invested $.08 million in capital expenditures for small repairs and improvements. The operators of the various working interest have communicated their intent to wait until later in 2016 or 2017, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

During 2014, Equus Energy invested $0.5 million in several drilling and recompletion projects.

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

Below is summarized unaudited consolidated financial information for Equus Energy as of December 31, 2016 and for the year ended December 31, 2016 and selected financial information derived from the audited financial statements for Equus Energy as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, and 2014 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$291	$517
Accounts receivable	91	122
Other current assets	32	32
Total current assets	414	671
Oil and gas properties	8,055	8,269
Less: accumulated depletion, depreciation and amortization	(7,145)	(6,516)
Net oil and gas properties	910	1,753
Total assets	$1,324	$2,424
Liabilities and member's equity
Current liabilities:
Accounts payable and other	$75	$206
Due to affiliate	611	611
Total current liabilities	686	817
Asset retirement obligations	184	178
Total liabilities	870	995
Total member's equity	454	1,429
Total liabilities and member's equity	$1,324	$2,424

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

EQUUS ENERGY, LLC and SUBSIDIARY

Unaudited Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014

Operating revenue	$683	$1,091	$2,469
Operating expenses
Direct operating expenses	632	1,103	1,148
General and administrative	392	356	632
Depletion, depreciation, amortization and accretion	369	771	790
Impairment	265	3,978	—
Total operating expenses	1,658	6,208	2,569
Operating loss before income tax expense	(975)	(5,117)	(100)
Income tax benefit (expense)	—	61	(63)
Net loss	$(975)	$(5,056)	$(163)

EQUUS ENERGY, LLC and SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net loss	$(975)	$(5,056)	$(163)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Impairment	265	3,978	—
Depletion, depreciation and amortization	369	766	784
Accretion expense	—	5	6
Changes in operating assets and liabilities:
Accounts receivable	31	188	(22)
Prepaid expenses and other current assets	—	4	(35)
Affiliate payable/receivable	—	—	247
Accounts payable and other	(131)	95	(190)
Net cash (used in) provided by operating activities	(441)	(20)	627

Cash flows from investing activities:
Investment in oil & gas properties	(35)	(76)	(500)
Sale of oil & gas properties	250	—	—
Net cash provided by (used in) investing activities	215	(76)	(500)
Net (decrease) increase in cash	(226)	(96)	127
Cash and cash equivalents at beginning of period	517	613	486
Cash and cash equivalents at end of period	$291	$517	$613

Non-cash investing and financing activities:
Revision of net asset retirement obligation	$—	$(11)	$—

Supplemental disclosure of cash flow information
Income taxes refunded (paid)	$—	$21	$—

Critical Accounting Policies for Equus Energy. Equus Energy and its wholly-owned subsidiary EQS Energy Holdings, Inc. (collectively, “the Company”) follow the Full Cost Method of Accounting for oil and gas properties. Under the full cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. Gains or losses are normally reflected as an adjustment to the full cost pool for insignificant sales.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.4 million, $0.8 million and $0.8 million for the years ended December 31, 2016, December 31 2015, and December 31, 2014, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of December 31, 2016, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  Based on calculated reserves at December 31, 2016, the unamortized costs of the Equus Energy’s oil and natural gas properties exceeded the ceiling test limit by $0.3 million, which was recorded as an impairment of oil and gas properties. During 2015, the Company recognized an impairment loss of $4.0 million. No such impairment was necessary in 2014.

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

Revenue Recognition. Revenue recognized for oil and natural gas sales under the sales method of accounting. Under this method, revenue recognized on production as it is taken and delivered to its purchasers. The volumes sold may be more or less than the volumes entitled to, based on the owner’s net leasehold interest. These differences result from production imbalances, which are not significant, and are reflected as adjustments to proven reserves and future cash flows in the unaudited consolidated financial information included herein.

Accounting Policy on DD&A. The Company employs the “Units of Production” method in calculating depletion of its proved oil and gas properties, wherein capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves.

Income Taxes. A limited liability company is not subject to the payment of federal income taxes as items of income and expenses flow through directly to its members. However, the Company may be liable for certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas, and is assessed on the company’s Texas sourced taxable margin. The tax is calculated by applying the appropriate tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may also generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies; as such we reflect any such income tax expense on our Statements of Operations.  As of December 31, 2016, December 31, 2015 and December 31, 2014, the Company recorded $0 in federal income taxes.

Asset Retirement Obligations. The fair value of asset retirement obligations are recorded in the period in which they are incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset.  The fair value of the asset retirement obligation is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances.  No market risk premium was included in the Company’s asset retirement obligation fair value estimate since a reasonable estimate could not be made.  The liability is accreted to its then present value each period, and the capitalized cost is depleted or amortized over the estimated recoverable reserves using the units-of-production method.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The Company expects to complete its assessment of the impact of adoption of ASU 2014-09 during the first half of 2017.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Fund adopted ASU 2014-15 as of and for the annual period ended December 31, 2016, which did not have any impact on its financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements— Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard during the three months ended March 31, 2016. There was no impact of the adoption of this new accounting standard on the Company’s financial statements as none of its investments are measured through the use of the practical expedient.

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

In February 2016, the FASB issued ASU 2016 02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The adoption of ASU 2016-02 will not have an impact on our financial statements as we currently have no operating leases and our principal offices are under a month-to-month lease arrangement.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. ASU 2016-09 primarily simplifies the accounting for and classification of, income taxes related to share-based payment awards, including the impact of income taxes withheld on the classification of awards as equity or liabilities and the classification of income taxes on the statement of cash flows. ASU 2016-09 also permits an entity to elect a forfeiture rate assumption based on the estimated number of awards expected to vest or to account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We elected to early adopt ASU 2016-09 effective January 1, 2016. The provisions of ASU 2019-06 should be adopted on a modified retrospective, retrospective or prospective basis, depending on the provision. We recently adopted an incentive plan for management; however, no issuances or awards have occurred to date. We are currently evaluating the impact ASU 2016-13 will have on future issuances and awards.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. ASU 2016-15 provides guidance on eight specific cash flow issues including the statement of cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2016-15 on our consolidated statements of cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Management believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

(10) SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 3, 2017, we sold U. S. Treasury Bills for $30.0 million and repaid our year-end margin loan.

On January 6, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than July 31, 2017. The authorization given to our Board is a consequence of the Plan of Reorganization described above. Notwithstanding this authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a Consolidation. Further, although our shareholders have authorized us to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. See Note 4 “Related Party Transactions and Agreements.”

(11) SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2016
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Total investment income	$138	$227	$191	$192	$748
Net investment loss	(733)	(452)	(570)	(696)	(2,451)
Increase in net assets resulting
from operations	242	2,067	1,889	1,234	5,432

Basic and diluted earnings per share (1)	0.02	0.17	0.16	0.08	0.43

(in thousands, except per share amounts)	Year Ended December 31, 2015
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Total investment income	$44	$89	$91	$222	$446
Net investment loss	(1,074)	(594)	(370)	(313)	(2,351)
Increase (decrease) in net assets resulting
from operations	(839)	2,623	(333)	(344)	1,107

Basic and diluted earnings (loss) per share (1)	(0.07)	0.21	(0.03)	(0.03)	0.08

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We assessed our internal control over financial reporting as of December 31, 2016, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2017 (the “2017 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2017 Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Report of Independent Registered Public Accounting Firm—BDO USA, LLP	66
Schedule 12-14 Investments in and Advances to Affiliates	67

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Equus Total Return, Inc.:

We have audited the balance sheet of Equus Total Return, Inc. (a Delaware corporation), including the schedule of investments, as of December 31, 2016 and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2016 and the selected per share data and ratios for the year ended December 31, 2016, and have issued our report thereon dated March 13, 2017 (included elsewhere in this Form 10-K). Our audit also included the Schedule 12-14 listed in Item 15(a)(1) of this Form 10-K. The Schedule 12-14 is the responsibility of the management of Equus Total Return, Inc. Our responsibility is to express an opinion based on our audit.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Houston, Texas

March 13, 2017

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2016
Portfolio Company	Investment(a)	Amount of Interest or Dividend Credited to Income(d)	As of December 31, 2015 Fair Value	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2016 Fair Value
Control investments: Majority-owned
Equus Energy, LLC	Member interest (100%)	$—	$5,500	$750	$—	$6,250
Equus Media Development Company, LLC	Member interest (100%)	—	215	—	(3)	212
Total Control investments: Majority-owned		—	5,715	750	(3)	6,462
Total Control investments		—	5,715	750	(3)	6,462
Affiliate Investments
PalletOne, Inc.	350,000 shares of common stock	—	9,600	6,600	—	16,200
Total Affiliate investments		—	9,600	6,600	—	16,200
Total Investments In and Advances to Affiliates		$—	$15,315	$7,350	$(3)	$22,662

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2016.
(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(g)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014 [Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2015.]

(h)	Plan of Reorganization of the Registrant, dated as of May 13, 2014 [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2015.]
(i)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

99.	Equus Energy, LLC and Subsidiary

(1)	Consolidated Financial Statements of Equus Energy, LLC and Subsidiary for the years ended December 31, 2015, 2014 and 2013 [Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 10-K filed on March 30 2016.]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 13, 2017	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 13, 2017
Fraser Atkinson

/S/ RICHARD F. BERGNER	Director	March 13, 2017
Richard F. Bergner

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	March 13, 2017
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	March 13, 2017
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 13, 2017
Robert L. Knauss

/S/ BERTRAND DES PALLIERES	Director	March 13, 2017
Bertrand des Pallieres

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	March 13, 2017
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2017
L’Sheryl D. Hudson

