Form 10-Q
period 2017-03-31
EQUUS TOTAL RETURN, INC.
filed 2017-05-15
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

There were 13,518,416 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 15, 2017.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2017	December 31, 2016
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $10,050 respectively)	$6,463	$6,462
Affiliate investments (cost at $350 and $350 respectively)	16,686	16,200
Non-affiliate investments - related party (cost at $6,074 and $6,011 respectively)	4,279	4,021
Non-affiliate investments (cost at $2,978 and $2,978 respectively)	2,978	2,978
Total investments in portfolio securities at fair value	30,406	29,661
Temporary cash investments	34,999	29,994
Cash and cash equivalents	10,463	11,961
Restricted cash	350	300
Accounts receivable	611	611
Accrued interest receivable	666	542
Other assets	36	77
Total assets	77,531	73,146
Liabilities and net assets
Accounts payable	1,039	269
Accounts payable to related parties	71	143
Borrowing under margin account	34,999	29,994
Total liabilities	36,109	30,406

Commitments and contingencies (see note 2)

Net assets	$41,422	$42,740

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	54,696	54,213
Undistributed net investment losses	(24,241)	(21,758)
Unrealized appreciation of portfolio securities, net	12,749	12,262
Unrealized depreciation of portfolio securities - related party	(1,795)	(1,990)
Total net assets	$41,422	$42,740
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.06	$3.37

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$63	$—
Non-affiliate investments	124	136
Total interest and dividend income	187	136
Interest from temporary cash investments	3	2
Total investment income	190	138

Expenses:
Transaction costs	1,283	—
Compensation expense	681	272
Professional fees	443	368
Director fees and expenses	148	120
General and administrative expense	88	84
Mailing, printing and other expenses	25	26
Interest expense	2	1
Total expenses	2,670	871

Net investment loss	(2,480)	(733)

Net realized loss:
Control investments	—	—
Non-affiliate investments	—	—
Temporary cash investments	(3)	(2)
Net realized loss	(3)	(2)

Net unrealized appreciation of portfolio securities:
End of period	12,749	5,915
Beginning of period	12,262	4,915
Net change in net unrealized appreciation of portfolio securities	487	1,000

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,795)	(2,562)
Beginning of period	(1,990)	(2,539)
Net change in net unrealized depreciation of portfolio securities - related party	195	(23)

Net (decrease) increase in net assets resulting from operations	$(1,801)	$242

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(0.14)	$0.02
Weighted average shares outstanding:
Basic and diluted	12,814	12,674

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Net (decrease) increase in net assets resulting from operations	$(1,801)	$242
Capital share transactions:
Share-based incentive compensation	483	—
Net increase in net assets resulting from capital share transactions	483	—
Decrease in net assets	(1,318)	—
Net assets at beginning of period	42,740	37,308
Net assets at end of period	$41,422	$37,550

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Reconciliation of (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,801)	$242
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss	3	2
Net change in unrealized appreciation of portfolio securities	(487)	(1,000)
Net change in unrealized depreciation of portfolio securities - related party	(195)	23
Share-based incentive compensation	483
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(2,000)
Purchases of temporary cash investments, net	(5,008)	—
Change in restricted cash	(50)	(2)
Decrease in accounts receivable from investments	—	3
Increase in accrued interest receivable	(187)	(111)
Decrease in accounts receivable and other	41	43
Increase in accounts payable and accrued liabilities	770	313
Decrease in accounts payable to related parties	(72)	(118)
Net cash used in operating activities	(6,503)	(2,605)
Cash flows from financing activities:
Borrowings under margin account	34,999	14,999
Repayments under margin account	(29,994)	(15,000)
Net cash provided by (used in) financing activities	5,005	(1)
Net decrease in cash and cash equivalents	(1,498)	(2,606)
Cash and cash equivalents at beginning of period	11,961	17,036

Cash and cash equivalents at end of period	$10,463	$14,430
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$—	$25
Accrued interest or dividends exchanged for portfolio securities - related party	$63	$130

Supplemental disclosure of cash flow information:
Interest paid	$2	$1
Income taxes paid	$7	$4

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ended March 31,
	2017	2016
Investment income	$0.01	$0.01

Expenses	0.20	0.07

Net investment loss	(0.19)	(0.06)

Net change in unrealized appreciation	0.04	0.08
Net change in unrealized depreciation - related party	0.01	—
Net (decrease) increase in net assets	(0.14)	0.02
Capital transactions:
Share-based incentive compensation	0.04	—
Dilutive effect of shares issued	(0.21)	—
Decrease in net assets resulting from capital transactions	(0.17)	—
Net (decrease) increase in net assets	(0.31)	0.02
Net assets at beginning of period	3.37	2.94
Net assets at end of period, basic and diluted	$3.06	$2.96
Weighted average number of shares outstanding during period,
in thousands	12,814	12,674
Market price per share:
Beginning of period	$2.01	$1.79
End of period	$2.49	$1.60
Selected information and ratios:
Ratio of expenses to average net assets	6.34%	2.33%
Ratio of net investment loss to average net assets	(5.89%)	(1.96%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(4.28%)	0.65%

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,250
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	213
Total Control Investments: Majority-owned (represents 9.9% of total investments at fair value)					$10,050	$6,463
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$16,686
Total Affiliate Investments (represents 25.5% of total investments at fair value)					$350	$16,686
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	475,956 shares of common stock (1.7%)		$6,074	$4,279
Total Non-Affiliate Investments - Related Party (represents 6.5% of total investments at fair value)					$6,074	$4,279
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 3/17 (2)	$965	965	965
Biogenic Reagents, LLC Minneapolis, MN	Industrial products	January 2016	16% promissory note due 6/16 (5)	$2,013	2,013	2,013
Total Non-Affiliate Investments (represents 4.6% of total investments at fair value)					$2,978	$2,978
Total Investment in Portfolio Securities					$19,452	$30,406
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2016	UST 0% 3/17	$35,000	35,000	34,999
Total Temporary Cash Investments (represents 53.5% of total investments at fair value)					$35,000	$34,999
Total Investments					$54,452	$65,405

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Income impaired.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2017

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2017, we had invested 85.9% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of March 31, 2017, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 31.0% of the total value of the investments in portfolio securities as of March 31, 2017.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2017 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$6,424	$20,965	50.6%
Limited liability company investments	10,050	6,463	15.6%
Secured and subordinated debt	2,978	2,978	7.2%
Total	$19,452	$30,406	73.4%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2017 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$16,686	40.3%
Energy	6,250	15.1%
Financial services	4,279	10.3%
Industrial products	2,013	4.9%
Business products and services	965	2.3%
Media	213	0.5%
Total	$30,406	73.4%

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

(Unaudited)

Except for our holding of shares of MVC, substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2016, we had invested 86.4% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2016, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 31.8% of the total value of the investments in portfolio securities as of December 31, 2016.

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

MARCH 31, 2017

(Unaudited)

(1)	Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange under the symbol EQS. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

On April 24, 2017, we entered into a Stock Purchase Agreement and Plan of Merger (“Merger Agreement”) with ETR Merger Sub, Inc., a newly-formed wholly-owned subsidiary of Equus, certain shareholders of U.S. Gas & Electric, Inc. (“USG&E”), and MVC as a selling shareholder of USG&E and as representative of the selling USG&E shareholders. USG&E is a retail energy company with over 160 employees that sells electricity and natural gas in deregulated utility markets to residential and commercial customers. As of January 31, 2017, USG&E had over 375,000 residential customer equivalents in 62 utility markets across the District of Columbia and 11 states. The transactions embodied in the Merger Agreement constitute a “Consolidation” as defined in our Plan of Reorganization (“Plan of Reorganization”) within the meaning of Section 2(a)(33) of the Investment Company Act of 1940 (“1940 Act”) which we announced on May 15, 2014. Our intention of effecting a Consolidation through the Merger Agreement is to transform Equus from an investment company into an operating company focused on the energy sector, with USG&E becoming a wholly-owned subsidiary of Equus. The full text of the Merger Agreement is attached as an exhibit to our Current Report on Form 8-K filed on April 24, 2017 (see Note 7 – Plan of Reorganization).

So long as we remain an investment company and not an operating company, we will attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies (or smaller public companies) in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our Management and Board of Directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

Basis of Presentation—In accordance with Article 6 of Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as amended (“Exchange Act”), we do not consolidate portfolio company investments, including those in which we have a controlling interest. Our interim unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Exchange Act. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of these interim financial statements.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year, particularly in view of our recent agreement to acquire USG&E as described in Note 7 – Plan of Reorganization below. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve month period from the date of the financial statements in this Form 10-Q, i.e., the period through March 31, 2018. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and, to the extent we remain a BDC, to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents—As of March 31, 2017, we had cash and cash equivalents of $10.5 million. We had $30.4 million of our net assets of $41.4 million invested in portfolio securities. We also had $35.4 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $35.0 million was invested in U.S. Treasury bills and $0.4 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on April 2, 2017 and we subsequently repaid this margin loan, plus interest, on April 5, 2017.

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

Dividends—So long as we remain a BDC, we will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

As of March 31, 2017, we had no outstanding commitments to our portfolio company investments.

RIC Borrowings, Restricted Cash and Temporary Cash Investments—We may periodically borrow sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we do not consummate our Consolidation with USG&E and become an operating company as described in Note 7 – Plan of Reorganization below, our failure to continue to qualify as a RIC could be materially adverse to us and our stockholders.

As of March 31, 2017, we borrowed $35.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $35.4 million.

As of December 31, 2016, we borrowed $30.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $30.3 million.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first three months of 2017, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. Most recently, on April 24, 2017, we signed a definitive agreement to acquire USG&E and emerge as an operating company as described in Note 7 – Plan of Reorganization below. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2017 and the first three months of 2018.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the quarter ended March 31, 2017 and the year ended December 31, 2016.

As of March 31, 2017, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of March 31, 2017
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$6,463	$—	$—	$6,463
Affiliate investments	16,686	—	—	16,686
Non-affiliate investments - related party	4,279	4,279	—	—
Non-affiliate investments	2,978	—	—	2,978
Total investments	30,406	4,279	—	26,127
Temporary cash investments	34,999	34,999	—	—
Total investments and temporary cash investments	$65,405	$39,278	$—	$26,127

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2017 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2016	$6,462	$16,200	$2,978	$25,640
Change in unrealized appreciation (depreciation)	1	486	—	487
Purchases of portfolio securities	—	—	—	-
Fair value as of March 31, 2017	$6,463	$16,686	$2,978	$26,127

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2017:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$2,978	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	16,686	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	6,463	Asset Approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
	$26,127

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $26.1 million and $25.6 million as of March 31, 2017 and December 31, 2016, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of March 31, 2017, one of our portfolio investments, 475,956 common shares of MVC, was publicly listed on the New York Stock Exchange (“NYSE”). As of December 31, 2016, one of our portfolio investments, 468,608 common shares of MVC, was publicly listed on the NYSE.

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

As of March 31, 2017, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

Payment in Kind Interest (PIK)—We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments. To the extent we remain BDC and a RIC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

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

Taxes—So long as we remain a BDC, we intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a regulated investment company and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a RIC. See Note 1 for discussion of Taxable Subsidiaries and see Note 2 for further discussion of the Fund’s RIC borrowings.

All corporations organized in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million for the year ended December 31, 2016.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we did not owe state income tax for the year ended December 31, 2016.

(4)	Related Party Transactions and Agreements

Share Exchange with MVC—On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (“Plan of Reorganization”). As a first step to consummating the Plan or Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. As of March 31, 2017, we valued our 475,956 MVC shares at $4.3 million. As of December 31, 2016, we valued our 468,608 MVC shares at $4.0 million. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates. Due to the ownership relationship between the Company and MVC, the investment and amounts due to and from MVC have been identified and disclosed as “related party(ies)” in our Financial Statements.

Agreement to Acquire USG&E—On April 24, 2017, we entered into a Stock Purchase Agreement and Plan of Merger (“Merger Agreement”) with ETR Merger Sub, Inc., a newly-formed wholly-owned subsidiary of Equus, certain shareholders of USG&E, and MVC as a selling shareholder of USG&E and as representative of the selling USG&E shareholders. The transactions embodied in the Merger Agreement constitute a “Consolidation” as defined in our Plan of Reorganization. Our intention of effecting a Consolidation through the Merger Agreement is to transform Equus from an investment company into an operating company focused on the energy sector with USG&E becoming a wholly-owned subsidiary of Equus as a result. MVC, which currently holds 32.9% of our common stock, also holds approximately 76.4% of the capital stock of USG&E. As a result of the Consolidation, MVC will hold approximately 63.7% of our voting stock and will be entitled to appoint or remove our directors, subject to a requirement, in connection with the Merger Agreement, that the four directors nominated for reelection at our 2017 annual meeting of stockholders remain in their positions for a period of ten months following the closing of the first stage of the two-stage transaction that will accomplish the Consolidation with USG&E (see Note 7 – Plan of Reorganization below).

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

In November 2011, Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director of the Fund, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $18,750 for each of the three months ended March 31, 2017 and 2016.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a fixed amount at a rate of $250 per hour for services rendered. During the three months ended March 31, 2017 and 2016, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $165,750 and $104,813 respectively, for services provided to the Fund.

(5)	Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

(6)	Portfolio Securities

During the three months ended March 31, 2017, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

During the three months ended March 31, 2017, we recorded a net change in unrealized appreciation of $0.7 million, to a net unrealized appreciation of $11.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.2 million due to the receipt of a dividend payment in the form of additional shares of MVC;
(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue and earnings growth;

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

During the three months ended March 31, 2016, we recorded a net change in unrealized appreciation of $1.0 million, to a net unrealized appreciation of $3.3 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.1 million due to the receipt of a dividend payment in the form of additional shares of MVC;
(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $2.0 million due to an overall improvement in comparable industry sectors, as well as continued revenue and earnings growth;
(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.0 million, principally due to a combination of lower production without a corresponding increase in proved reserves and continued lower short- and long-term prices for crude oil and natural gas.

(7)	Plan of Reorganization

Share Exchange with MVC—On May 14, 2014, we announced that the Fund intended to effect a Plan of Reorganization. As a first step to consummating the Plan of Reorganization, we executed a Share Exchange with MVC, wherein we sold to MVC 2,112,000 newly-issued shares of our common stock in exchange for 395,839 newly-issued shares of MVC. We also announced that, pursuant to the Plan of Reorganization, our intention was for Equus to pursue a Consolidation with MVC or one of its portfolio companies.

Authorization to Withdraw BDC Election—As a consequence of our Plan of Reorganization, on January 6, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors (sometimes referred to hereinafter as the “Board”) to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than July 31, 2017. Notwithstanding this authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until we are reasonably confident that such Consolidation will be completed.

Agreement to Acquire USG&E—On April 24, 2017, as the final step in the Plan of Reorganization and our intention to effect a Consolidation thereunder, we entered into the Merger Agreement with ETR Merger Sub, Inc., a newly-formed wholly-owned subsidiary of Equus (“Merger Sub”), certain shareholders of USG&E, and MVC as a selling shareholder of USG&E and as representative of the selling USG&E shareholders. A portfolio investment of MVC since 2007, USG&E is a retail energy company with over 160 employees that sells electricity and natural gas in deregulated utility markets to residential and commercial customers. As of January 31, 2017, USG&E had over 375,000 residential customer equivalents in 62 utility markets across the District of Columbia and 11 states. The Consolidation, if effected, will result in USG&E becoming a wholly-owned subsidiary of Equus, and the operations of USG&E becoming the predominant operations of the consolidated companies.

The Merger Agreement provides for a two-stage transaction to accomplish the Consolidation:

•	The first stage of the Consolidation (referred to in the Merger Agreement as the “Acquisition”) involves the acquisition by Equus, from certain USG&E shareholders, inclusive of MVC, of 90.3% of the common and preferred stock of USG&E. Upon completion of the Acquisition, Equus will change its corporate name from Equus Total Return, Inc. to “USG&E, Inc.”

•	The second stage of the Consolidation (referred to in the Merger Agreement as the “Merger”) consists of a short-form merger of Merger Sub and USG&E, whereupon Merger Sub will merge with and into USG&E and the remaining shareholders of USG&E will have the right to receive a pro-rata amount of the common and preferred shares of Equus described below. USG&E will survive the merger as a wholly-owned subsidiary of the Company and the separate corporate existence of Merger Sub will cease.

The aggregate consideration to be tendered by the Company to the stockholders of USG&E as part of the Consolidation consists of 32,606,539 shares of newly-issued common stock of the Company and $40 million of newly-issued 7.5% Series A Convertible Preferred Stock of the Company. The closing of the Acquisition is subject to a number of conditions, including compliance with applicable waiting periods under federal antitrust and energy regulations, as well as theExchange Act. The closing of the Acquisition is also subject to SEC clearance of an Information Statement filed by Equus with respect to the Consolidation and various actions undertaken by the Board and Equus shareholders in connection therewith. Additional information concerning the proposed Consolidation and a more thorough description thereof can be obtained from our filings with the SEC via the SEC’s website at www.sec.gov or on the Company’s website at www.equuscap.com.

(8)	2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the three months ended March 31, 2017, we recorded compensation expense of $0.5 million in connection with these awards.

(9)	Equus Energy, LLC

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests, which presently comprise 110 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 20,900 acres situated on 12 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

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

Revenue and Income. During the three months ended March 31, 2017, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, $0.1 million, and ($0.1) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss were $0.1 million, ($0.2) million, and ($0.4) million, respectively, for the three months ended March 31, 2016.

Capital Expenditures. There were no capital expenditures for the three months ended March 31, 2017. During the three months ended March 31, 2016, Equus Energy invested $0.003 million in capital expenditures for small repairs and improvements. The operators of the various working interest communicated their intent to wait until later in 2017, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

We do not consolidate Equus Energy or its wholly-owned subsidiaries and accordingly only the value of our investment in Equus Energy is included on our balance sheets. Our investment in Equus Energy is valued in accordance with our normal valuation procedures and is based in part on using a discounted cash flow analysis based on a reserve report prepared for Equus Energy by Lee Keeling & Associates, Inc., an independent petroleum engineering firm, the transactions and values of comparable companies in this sector, and the estimated value of leasehold mineral interests associated with the acreage held by Equus Energy. A valuation of Equus Energy was performed by a third-party valuation firm, who recommended a value range of Equus Energy consistent with the fair value determined by our Management (See Schedule of Investments).

Below is summarized consolidated financial information for Equus Energy as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, respectively:

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$235	$291
Accounts receivable	104	91
Other current assets	42	32
Total current assets	381	414
Oil and gas properties	8,055	8,055
Less: accumulated depletion, depreciation and amortization	(7,241)	(7,145)
Net oil and gas properties	814	910
Total assets	$1,195	$1,324

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$35	$75
Due to affiliate	611	611
Total current liabilities	646	686
Asset retirement obligations	185	184
Total liabilities	831	870

Total member's equity	364	454

Total liabilities and member's equity	$1,195	$1,324

Revenue and direct operating expenses for the various oil and gas assets included in the accompanying statements represent the net collective working and revenue interests acquired by Equus Energy. The revenue and direct operating expenses presented herein relate only to the interests in the producing oil and natural gas properties and do not represent all of the oil and natural gas operations of all of these properties. Direct operating expenses include lease operating expenses and production and other related taxes. General and administrative expenses, depletion, depreciation and amortization (“DD&A”) of oil and gas properties and federal and state taxes have been excluded from direct operating expenses in the accompanying statements of operations because the allocation of certain expenses would be arbitrary and would not be indicative of what such costs would have been had Equus Energy been operated as a stand-alone entity. The statements of operations presented are not indicative of the financial condition or results of operations of Equus Energy on a go forward basis due to changes in the business and the omission of various operating expenses.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31
(in thousands)	2017	2016
Operating revenue	$247	$58
Operating expenses
Direct operating expenses	147	262
General and administrative	93	169
Depletion, depreciation, amortization and accretion	97	63
Total operating expenses	337	494
Operating loss before income tax expense	(90)	(436)
Net loss	$(90)	$(436)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:

Net loss	$(90)	$(436)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, depreciation and amortization	97	63
Changes in operating assets and liabilities:
Accounts receivable	(13)	80
Prepaid expenses and other current assets	(10)	—
Accounts payable and other	(40)	(43)
Net cash used in operating activities	(56)	(336)

Cash flows from investing activities:
Investment in oil & gas properties	—	(3)
Net cash used in investing activities	—	(3)
Net decrease in cash	(56)	(339)
Cash and cash equivalents at beginning of period	291	517
Cash and cash equivalents at end of period	$235	$178

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.1 million and $0.06 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2017, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Revenue Recognition—Revenue recognized for oil and natural gas sales under the sales method of accounting. Under this method, revenue is recognized on production as it is taken and delivered to its purchasers. The volumes sold may be more or less than the volumes entitled to, based on the owner’s net leasehold interest. These differences result from production imbalances, which are not significant, and are reflected as adjustments to proven reserves and future cash flows in the unaudited consolidated financial information included herein.

Accounting Policy on DD&A—The Company employs the “Units of Production” method in calculating depletion of its proved oil and gas properties, wherein capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves.

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of March 31, 2017 and March 31, 2016, the Company recorded $0 in federal income taxes.

Asset Retirement Obligations—The fair value of asset retirement obligations are recorded in the period in which they are incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset.  The fair value of the asset retirement obligation is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances.  No market risk premium was included in the Company’s asset retirement obligation fair value estimate since a reasonable estimate could not be made.  The liability is accreted to its then present value each period, and the capitalized cost is depleted or amortized over the estimated recoverable reserves using the units-of-production method.

(10)	Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  Among other things, this ASU requires that pubic business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  ASU 2016-01 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Our adoption of ASU 2016-01 is not anticipated to have a material effect on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The adoption of ASU 2016-02 will not have an impact on our financial statements as we currently have no operating leases and our principal offices are under a month-to-month lease arrangement.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) —Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. ASU 2016-09 primarily simplifies the accounting for and classification of, income taxes related to share-based payment awards, including the impact of income taxes withheld on the classification of awards as equity or liabilities and the classification of income taxes on the statement of cash flows. ASU 2016-09 also permits an entity to elect a forfeiture rate assumption based on the estimated number of awards expected to vest or to account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have adopted ASU 2016-09 as of January 1, 2017. The provisions of ASU 2019-06 should be adopted on a modified retrospective, retrospective or prospective basis, depending on the provision. We recently adopted an incentive plan for management and issued awards during the quarter ended March 31, 2017. Our adoption of ASU 2016-09 did not have a material effect on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. ASU 2016-15 provides guidance on eight specific cash flow issues including the statement of cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2016-15 on our statements of cash flows.

(11)	Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 3, 2017, we sold U.S. Treasury Bills for $35.0 million and repaid our margin loan.

On April 24, 2017, we entered into the Merger Agreement (see Note 7 – Plan of Reorganization).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equus Total Return, Inc. (“we,” “us,” “our,” “Equus,” and the “Fund”), a Delaware corporation, was formed on August 16, 1991. Our shares trade on the New York Stock Exchange under the symbol ‘EQS’. Our investment strategy seeks to provide the highest total return, consisting of capital appreciation and current income.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2016, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Plan of Reorganization

Share Exchange with MVC—On May 14, 2014, we announced that the Fund intended to effect a Plan of Reorganization. As a first step to consummating the Plan of Reorganization, we executed a Share Exchange with MVC, wherein we sold to MVC 2,112,000 newly-issued shares of our common stock in exchange for 395,839 newly-issued shares of MVC. We also announced that, pursuant to the Plan of Reorganization, our intention was for Equus to pursue a Consolidation with MVC or one of its portfolio companies.

Authorization to Withdraw BDC Election—As a consequence of our Plan of Reorganization, on January 6, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors (sometimes referred to hereinafter as the “Board”) to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than July 31, 2017. Notwithstanding this authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until we are reasonably confident that such Consolidation will be completed.

Agreement to Acquire USG&E—On April 24, 2017, as the final step in the Plan of Reorganization and our intention to effect a Consolidation thereunder, we entered into the Merger Agreement with ETR Merger Sub, Inc., a newly-formed wholly-owned subsidiary of Equus (“Merger Sub”), certain shareholders of USG&E, and MVC as a selling shareholder of USG&E and as representative of the selling USG&E shareholders. A portfolio investment of MVC since 2007, USG&E is a retail energy company with over 160 employees that sells electricity and natural gas in deregulated utility markets to residential and commercial customers. As of January 31, 2017, USG&E had over 375,000 residential customer equivalents in 62 utility markets across the District of Columbia and 11 states. The Consolidation, if effected, will result in USG&E becoming a wholly-owned subsidiary of Equus, and the operations of USG&E becoming the predominant operations of the consolidated companies.

The Merger Agreement provides for a two-stage transaction to accomplish the Consolidation:

•	The first stage of the Consolidation (referred to in the Merger Agreement as the “Acquisition”) involves the acquisition by Equus, from certain USG&E shareholders, inclusive of MVC, of 90.3% of the common and preferred stock of USG&E. Upon completion of the Acquisition, Equus will change its corporate name from Equus Total Return, Inc. to “USG&E, Inc.”

•	The second stage of the Consolidation (referred to in the Merger Agreement as the “Merger”) consists of a short-form merger of Merger Sub and USG&E, whereupon Merger Sub will merge with and into USG&E and the remaining shareholders of USG&E will have the right to receive a pro-rata amount of the common and preferred shares of Equus described below. USG&E will survive the merger as a wholly-owned subsidiary of the Company and the separate corporate existence of Merger Sub will cease.

The aggregate consideration to be tendered by the Company to the stockholders of USG&E as part of the Consolidation consists of 32,606,539 shares of newly-issued common stock of the Company and $40 million of newly-issued 7.5% Series A Convertible Preferred Stock of the Company. The closing of the Acquisition is subject to a number of conditions, including compliance with applicable waiting periods under federal antitrust and energy regulations, as well as the Exchange Act. The closing of the Acquisition is also subject to SEC clearance of an Information Statement filed by Equus with respect to the Consolidation and various actions undertaken by the Board and Equus shareholders in connection therewith. Additional information concerning the proposed Consolidation and a more thorough description thereof can be obtained from our filings with the SEC via the SEC’s website at www.sec.gov or on the Company’s website at www.equuscap.com.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. For the three months ended March 31, 2017, we recorded compensation expense of $0.5 million in connection with these awards.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  Among other things, this ASU requires that pubic business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  ASU 2016-01 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Our adoption of ASU 2016-01 is not anticipated to have a material effect on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The adoption of ASU 2016-02 will not have an impact on our financial statements as we currently have no operating leases and our principal offices are under a month-to-month lease arrangement.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) —Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. ASU 2016-09 primarily simplifies the accounting for and classification of, income taxes related to share-based payment awards, including the impact of income taxes withheld on the classification of awards as equity or liabilities and the classification of income taxes on the statement of cash flows. ASU 2016-09 also permits an entity to elect a forfeiture rate assumption based on the estimated number of awards expected to vest or to account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have adopted ASU 2016-09 as of January 1, 2017. The provisions of ASU 2019-06 should be adopted on a modified retrospective, retrospective or prospective basis, depending on the provision. We recently adopted an incentive plan for management and issued awards during the quarter ended March 31, 2017. Our adoption of ASU 2016-09 did not have a material effect on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. ASU 2016-15 provides guidance on eight specific cash flow issues including the statement of cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2016-15 on our statements of cash flows.

Current Market Conditions

Despite relatively low unemployment rates, the U.S. economy expanded at an annualized rate of 0.7% during the first quarter of 2017, following an annualized increase of 1.2% during the fourth quarter of 2016. The decreased growth during the first quarter, the slowest since the first quarter of 2014, was principally attributed to a mild winter resulting in weak consumer spending during the quarter but is expected to be temporary, given a labor market near full employment and strong U.S. consumer confidence. Business investment increased 9.1% during the quarter, principally due to rising oil and gas drilling activity due to modest price recoveries in WTI and Brent crude benchmarks. In a survey of 60 economists, the Wall Street Journal has predicted GDP growth of 2.8% for the second quarter of 2017 as compared to a projected increase of 2.3% for the same period by the Conference Board Leading Economic Index. The International Monetary Fund projects an annual increase of 2.3% of US GDP for all of 2017. (Sources: CNBC, BDO USA, LLP, Wall Street Journal, Conference Board Leading Economic Index, International Monetary Fund)

Market conditions for business transactions during 2016, including mergers and acquisitions and private equity investments, improved to their highest level ($4.3 trillion) since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. Nevertheless, mergers and acquisition activity was markedly slower in the first quarter of 2017 ($53 billion) as compared to the fourth quarter of 2016 ($89 billion), as the number of deals decreased while the size of such deals increased. Private equity funds increased their assets under management during 2016 to a projected $862 billion, a 14% increase from 2015 and a level not seen since 2008, as private equity firms as a group enjoyed more success during the year in attracting investment capital. First quarter 2017 results are not yet available. (Sources: Forbes, Financial News, and Beneshlaw Private Equity Summary Report-February 2017).

During the three months ended March 31, 2017, our net asset value decreased from $3.37 per share to $3.06 per share, a decrease of 9.2%. As of March 31, 2017, our common stock is trading at a 18.6% discount to our net asset value as compared to 40.4% as of December 31, 2016.

Over the past several years, we have executed certain initiatives to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and realize certain of our portfolio investments. Specifically, we changed the composition of our Board of Directors and Management, terminated certain of our follow-on investments, internalized the management of the Fund, suspended our managed distribution policy, modified our investment strategy to pursue shorter term liquidation opportunities, pursued non-cash investment opportunities, and sold certain of our legacy and underperforming investment holdings. We believe these actions continue to be necessary to protect capital and liquidity in order to preserve and enhance shareholder value. Because our Management is internalized, certain of our expenses should not increase commensurate with an increase in the size of the Fund and, therefore, to the extent we remain a BDC, we expect to achieve efficiencies in our cost structure if we are able to grow the Fund.

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

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. In view of our present status as a BDC and our anticipated transformation into an operating company focused on the retail energy services industry as a result of the Consolidation with USG&E, we believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Results of Operations

Investment Income and Expense

Net investment loss increased to $2.5 million from $0.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase in net investment loss generated at March 31, 2017 compared to March 31, 2016 is due primarily to transaction costs related to the Plan of Reorganization of $1.3 million and charges related to awards made pursuant to the Fund’s 2016 Equity Incentive Plan of $0.5 million.

Investment income was $0.2 million for the three months ended March 31, 2017 and $0.1 million for the three months ended March 31, 2016. The increase in investment income was primarily due to the increase in income from the MVC share dividend received during the three months ended March 31, 2017.

Excluding transaction costs of $1.3 million and equity incentive plan costs of $0.5 million, total expenses for the three months ended March 31, 2017 as compared to March 31, 2016 were unchanged at $0.9 million.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2017, we realized a loss of $3.0 thousand from the sale of temporary cash investments.

During the three months ended March 31, 2016, we realized a loss of $2.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the three months ended March 31, 2017, we recorded a net change in unrealized appreciation of $0.7 million, to a net unrealized appreciation of $11.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.2 million due to the receipt of a dividend payment in the form of additional shares of MVC;
(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue and earnings growth;

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

Portfolio Securities

During the three months ended March 31, 2017, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 3, 2017, we sold U.S. Treasury Bills for $35.0 million and repaid our margin loan.

On April 24, 2017, we entered into the Merger Agreement (see Plan of Reorganization above).

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company, PalletOne, Inc., and was 40.3% of the net asset value and 50.9% of our investments in portfolio company securities (at fair value) as of March 31, 2017. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Shareholder Complaint—On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, alleges a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe this lawsuit is without merit and intend to vigorously dispute the claims made therein. Accordingly, on January 9, 2017, we filed a Motion to Dismiss the complaint, which was followed on January 27, 2017 with a supporting brief and other corroborative items. Mr. Zalmanoff filed a response to this motion on March 13, 2017, and we filed a Reply Brief to this response on April 14, 2017. Oral argument with respect to our Motion to Dismiss is scheduled for July 24, 2017.

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

Item 1A. Risk Factors

In connection with our agreement to effect a Consolidation with USG&E, we have identified a number of risks associated with the transactions undertaken in connection therewith, as well as with the underlying business of USG&E. These risks are set forth in the Fund’s Information Statement on Schedule 14C, which was filed in its preliminary form on May 4, 2017 and is hereby incorporated by reference. These risks should be considered in addition to various risk factors identified by us in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 6. Exhibits

3.	Articles of Incorporation and by-laws
	(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
	(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
	(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on June 30, 2014.]
10.	Material Contracts.
	(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
	(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]
	(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
	(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]
	(e)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014. [Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 15, 2014.]
	(f)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]
(g)

Stock Purchase Agreement and Plan of Merger, dated April 24, 2017, among Equus Total Return, Inc., ETR Merger Sub, Inc., and certain shareholders of U.S. Gas & Electric, Inc. [Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on April 25, 2017.]

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

Date: May 15, 2017

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

