Form 10-Q
period 2017-06-30
EQUUS TOTAL RETURN, INC.
filed 2017-08-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 14, 2017.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2017	December 31, 2016
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $10,050 respectively)	$6,463	$6,462
Affiliate investments (cost at $350 and $350 respectively)	16,686	16,200
Non-affiliate investments - related party (cost at $6,138 and $6,011 respectively)	4,763	4,021
Non-affiliate investments (cost at $965 and $2,978 respectively)	965	2,978
Total investments in portfolio securities at fair value	28,877	29,661
Temporary cash investments	34,953	29,994
Cash and cash equivalents	13,143	11,961
Restricted cash	350	300
Accounts receivable - due from affiliates	586	611
Accrued interest receivable	343	542
Other assets	28	77
Total assets	78,280	73,146
Liabilities and net assets
Accounts payable	1,139	269
Accounts payable to related parties	66	143
Borrowing under margin account	34,953	29,994
Total liabilities	36,158	30,406

Commitments and contingencies (see note 2)

Net assets	$42,122	$42,740

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	55,305	54,213
Undistributed net investment losses	(24,570)	(21,758)
Unrealized appreciation of portfolio securities, net	12,749	12,262
Unrealized depreciation of portfolio securities - related party	(1,375)	(1,990)
Total net assets	$42,122	$42,740
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.12	$3.37

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$64	$60	$127	$60.00
Non-affiliate investments	71	164	195	300
Total interest and dividend income	135	224	322	360
Interest from temporary cash investments	2	3	5	5
Total investment income	137	227	327	365

Expenses:
Transaction costs	1,422	—	2,705	—
Compensation expense	926	262	1,607	534
Professional fees	220	149	663	517
Director fees and expenses	259	145	407	265
General and administrative expense	94	78	182	162
Mailing, printing and other expenses	35	43	60	69
Taxes	9	—	9	—
Interest expense	4	2	6	3
Total expenses	2,969	679	5,639	1,550
Merger termination fee (see note 6)	(2,500)	—	(2,500)	—
Total net expenses	469	679	3,139	1,550

Net investment income (loss)	(332)	(452)	(2,812)	(1,185)

Net realized loss:
Temporary cash investments	(1)	(1)	(4)	(3)
Net realized loss	(1)	(1)	(4)	(3)

Net unrealized appreciation of portfolio securities:
End of period	12,749	8,113	12,749	8,113
Beginning of period	12,749	5,915	12,262	4,915
Net change in net unrealized appreciation of portfolio securities	—	2,198	487	3,198

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,375)	(2,240)	(1,375)	(2,240)
Beginning of period	(1,795)	(2,562)	(1,990)	(2,539)
Net change in net unrealized depreciation of portfolio securities - related party	420	322	615	299

Net increase (decrease) in net assets resulting from operations	$87	$2,067	$(1,714)	$2,309

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$0.01	$0.17	$(0.13)	$0.19
Weighted average shares outstanding:
Basic and diluted	13,518	12,674	13,168	12,674

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Undistributed Net Investment Losses	Unrealized Appreciation of Portfolio Securities, net	Unrealized Depreciation of Portfolio Securities - Related Party	Total Net Asset Value
Balances at December 31, 2016	12,674	$13	$54,213	$(21,758)	$12,262	$(1,990)	$42,740

Share-based incentive compensation	844	—	1,096	—	—	—	1,096

Net (decrease) increase in net assets resulting from operations	—	—	(4)	(2,812)	487	615	(1,714)
Balances at June 30, 2017	13,518	$13	$55,305	$(24,570)	$12,749	$(1,375)	$42,122

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Reconciliation of (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,714)	$2,309
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss	4	3
Net change in unrealized appreciation of portfolio securities	(487)	(3,198)
Net change in unrealized depreciation of portfolio securities - related party	(615)	(299)
Share-based incentive compensation	1,096	—
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(2,000)
Net proceeds from dispositions of portfolio securities	2,013	—
Purchases of temporary cash investments, net	(4,963)	(13,119)
Decrease in accounts receivable from investments	25	3
Decrease (increase) in accrued interest receivable	72	(235)
Increase in accrued dividend receivable	—	(60)
Decrease (increase) in accounts receivable and other	49	(74)
Increase in accounts payable and accrued liabilities	870	11
Decrease in accounts payable to related parties	(77)	(113)
Net cash used in operating activities	(3,727)	(16,772)
Cash flows from financing activities:
Borrowings under margin account	69,952	42,985
Repayments under margin account	(64,993)	(29,999)
Net cash provided by financing activities	4,959	12,986
Net increase (decrease) in cash and cash equivalents	1,232	(3,786)
Cash and cash equivalents at beginning of period	12,261	17,036

Cash and cash equivalents at end of period	$13,493	$13,250
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$—	$63
Accrued interest or dividends exchanged for portfolio securities - related party	$127	$190

Supplemental disclosure of cash flow information:
Interest paid	$6	$3
Income taxes paid	$16	$11

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Investment income	$0.03	$0.03

Expenses	0.24	0.12

Net investment loss	(0.21)	(0.09)

Net change in unrealized appreciation	0.04	0.25
Net change in unrealized depreciation - related party	0.04	0.03
Net (decrease) increase in net assets	(0.13)	0.19
Capital transactions:
Share-based incentive compensation	0.08	—
Dilutive effect of shares issued	(0.20)	—
Decrease in net assets resulting from capital transactions	(0.12)	—
Net (decrease) increase in net assets	(0.25)	0.19
Net assets at beginning of period	3.37	2.94
Net assets at end of period, basic and diluted	$3.12	$3.13
Weighted average number of shares outstanding during period,
in thousands	13,168	12,674
Market price per share:
Beginning of period	$2.01	$1.79
End of period	$2.36	$1.78
Selected information and ratios:
Ratio of expenses to average net assets	13.29%	4.03%
Ratio of net investment loss to average net assets	(6.63%)	(3.08%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(4.04%)	6.00%
Total return on market price (1)	17.41%	(0.56%)

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	6,250
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	213
Total Control Investments: Majority-owned (represents 10.1% of total investments at fair value)					$10,050	$6,463
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$16,686
Total Affiliate Investments (represents 26.1% of total investments at fair value)					$350	$16,686
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	483,090 shares of common stock (1.7%)		$6,138	$4,763
Total Non-Affiliate Investments - Related Party (represents 7.5% of total investments at fair value)					$6,138	$4,763
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 3/18 (2)	$965	965	965
Total Non-Affiliate Investments (represents 1.5% of total investments at fair value)					$965	$965
Total Investment in Portfolio Securities					$17,503	$28,877
Temporary Cash Investments
U.S. Treasury Bill	Government	June 2017	UST 0% 8/17	$35,000	35,000	34,953
Total Temporary Cash Investments (represents 54.8% of total investments at fair value)					$35,000	$34,953
Total Investments					$52,503	$63,830

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2017

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2017, we had invested 83.5% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of June 30, 2017, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 22.4% of the total value of the investments in portfolio securities as of June 30, 2017.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2017 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$6,488	$21,449	50.9%
Limited liability company investments	10,050	6,463	15.3%
Secured and subordinated debt	965	965	2.4%
Total	$17,503	$28,877	68.6%

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2017 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$16,686	39.7%
Energy	6,250	14.8%
Financial services	4,763	11.3%
Business products and services	965	2.3%
Media	213	0.5%
Total	$28,877	68.6%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,250
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	212
Total Control Investments: Majority-owned (represents 10.8% of total investments at fair value)					$10,050	$6,462
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$16,200
Total Affiliate Investments (represents 27.2% of total investments at fair value)					$350	$16,200
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	468,608 shares of common stock (1.7%)		$6,011	$4,021
Total Non-Affiliate Investments - Related Party (represents 6.7% of total investments at fair value)					$6,011	$4,021
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 3/17 (2)	$965	965	965
Biogenic Reagents, LLC Minneapolis, MN	Industrial products	January 2016	16% promissory note due 6/16 (5)(6)	$2,013	2,013	2,013
Total Non-Affiliate Investments (represents 5.0% of total investments at fair value)					$2,978	$2,978
Total Investment in Portfolio Securities					$19,389	$29,661
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2016	UST 0% 1/17	$30,000	30,000	29,994
Total Temporary Cash Investments (represents 50.3% of total investments at fair value)					$30,000	$29,994
Total Investments					$49,389	$59,655

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Income impaired.
(6)	12% cash interest and 4% PIK interest at the combined rate of 16% per annum

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

JUNE 30, 2017

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

So long as we remain an investment company and not an operating company as contemplated in our Plan of Reorganization described in Note 6 below, we will attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies (or smaller public companies) in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our Management and Board of Directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

Basis of Presentation—In accordance with Article 6 of Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as amended (“Exchange Act”), we do not consolidate portfolio company investments, including those in which we have a controlling interest. Our interim unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Exchange Act. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of these interim financial statements.

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve-month period from the date of the financial statements in this Form 10-Q, i.e., the period through June 30, 2018. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and, to the extent we remain a BDC, to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents—As of June 30, 2017, we had cash and cash equivalents of $13.1 million. We had $28.9 million of our net assets of $42.1 million invested in portfolio securities. We also had $35.3 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $35.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on July 3, 2017 and we subsequently repaid this margin loan, plus interest, on July 7, 2017.

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

As of June 30, 2017, we had no outstanding commitments to our portfolio company investments.

RIC Borrowings, Restricted Cash and Temporary Cash Investments—We may periodically borrow sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. We cannot assure you that any such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we remain a BDC and do not consummate our Consolidation and therefore do not become an operating company as described in Note 6 – Plan of Reorganization below, our failure to continue to qualify as a RIC could be materially adverse to us and our stockholders.

As of June 30, 2017, we borrowed $35.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $35.3 million.

As of December 31, 2016, we borrowed $30.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $30.3 million.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first six months of 2017, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. We are also evaluating potential opportunities that could enable us to effect a Consolidation and become an operating company as described in Note 6 – Plan of Reorganization below. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2017 and the first six months of 2018.

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

During the first twelve months after an investment is made, we rely on the original investment amount to determine the fair value unless significant developments have occurred during this twelve-month period which would indicate a material effect on the portfolio company (such as results of operations or changes in general market conditions).

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the six months ended June 30, 2017 and the year ended December 31, 2016.

As of June 30, 2017, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of June 30, 2017
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$6,463	$—	$—	$6,463
Affiliate investments	16,686	—	—	16,686
Non-affiliate investments - related party	4,763	4,763	—	—
Non-affiliate investments	965	—	—	965
Total investments	28,877	4,763	—	24,114
Temporary cash investments	34,953	34,953	—	—
Total investments and temporary cash investments	$63,830	$39,716	$—	$24,114

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

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2017 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2016	$6,462	$16,200	$2,978	$25,640
Change in unrealized appreciation (depreciation)	1	486	—	487
Proceeds from sales/dispositions	—	—	(2,013)	(2,013)
Transfers in (out) of Level 3	—	—	—	-
Fair value as of June 30, 2017	$6,463	$16,686	$965	$24,114

The following table provides a reconciliation of fair value changes during the six months ended June, 2016 for all investments for which we determine fair value using unobservable (Level 3) factors:

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2017:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$965	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	16,686	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	6,463	Asset Approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
	$24,113

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $24.1 million and $25.6 million as of June 30, 2017 and December 31, 2016, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of June 30, 2017, one of our portfolio investments, 483,090 common shares of MVC, was publicly listed on the New York Stock Exchange (“NYSE”). As of December 31, 2016, one of our portfolio investments, 468,608 common shares of MVC, was publicly listed on the NYSE.

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

As of June 30, 2017, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation—Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation reflects the net change in the fair value of the portfolio company investments and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

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

Share-Based Compensation—We account for our share-based compensation using the fair value method, as prescribed by ASC718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of its common stock on the date of the grant and amortizes the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. Effective January 1, 2016, we elected the early adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation. Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09),” and accordingly we have elected to account for forfeitures as they occur and this change had no impact on its consolidated financial statements. The additional amendments (cash flows classification, minimum statutory tax withholding requirements and classification of awards as either a liability or equity) did not have an effect on our consolidated financial statements.

Earnings Per Share—Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. In accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to our equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three and six months ended June 30, 2017, respectively, and we did not owe state income tax for the year ended December 31, 2016.

Accounting Standards Recently Adopted— In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash. This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation of restricted cash, the adoption of ASU 2016-18 did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) —Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. ASU 2016-09 primarily simplifies the accounting for and classification of, income taxes related to share-based payment awards, including the impact of income taxes withheld on the classification of awards as equity or liabilities and the classification of income taxes on the statement of cash flows. ASU 2016-09 also permits an entity to elect a forfeiture rate assumption based on the estimated number of awards expected to vest or to account for forfeitures when they occur ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have adopted ASU 2016-09 as of January 1, 2017. The provisions of ASU 2016-09 should be adopted on a modified retrospective, retrospective or prospective basis, depending on the provision. We recently adopted and incentive plan for management and issued awards during the quarter ended March 31, 2017. Our adoption of ASU 2016-09 did not have a material effect on our financial statements.

Accounting Standards Not Yet Adopted—In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU requires that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Our adoption of ASU 2016-01 is not anticipated to have a material effect on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The adoption of ASU 2016-02 will not have an impact of our financial statements as we currently have no operating leases and our principal offices are under a month-to-month lease arrangement.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect timing of its revenue recognition to remain the same.

(4)	Related Party Transactions and Agreements

Share Exchange with MVC—On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (“Plan of Reorganization”). As a first step to consummating the Plan or Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. As of June 30, 2017, we valued our 483,090 MVC shares at $4.8 million. As of December 31, 2016, we valued our 468,608 MVC shares at $4.0 million. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates. Due to the ownership relationship between the Company and MVC, the investment and amounts due to and from MVC have been identified and disclosed as “related party(ies)” in our Financial Statements.

Agreement to Acquire Portfolio Company of MVC—On April 24, 2017, we entered into a Stock Purchase Agreement and Plan of Merger (“Merger Agreement”) with ETR Merger Sub, Inc., a newly-formed wholly-owned subsidiary of Equus, certain shareholders of USG&E, and MVC as a selling shareholder of U.S. Gas & Electric, Inc. (“USG&E”) and as representative of the selling USG&E shareholders. On May 30, 2017, USG&E and MVC notified us that they had accepted a proposal from Crius Energy Trust, that was considered by the respective boards of directors of USG&E and MVC to constitute a “Superior Proposal” (as such term is defined in the Merger Agreement) to the terms and conditions of the Merger Agreement, and, accordingly, provided us with a notice of termination pursuant to the Merger Agreement. Further, pursuant to the Merger Agreement, USG&E paid us a termination fee of $2.5 million (see Note 6 – Plan of Reorganization below).

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

In November 2011, Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director of the Fund, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $37,500 for each of the six months ended June, 2017 and 2016.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund currently pays a fixed amount at a rate of $300 per hour for services rendered. During the six months ended June 30, 2017 and 2016, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.3 million and $0.2 million respectively, for services provided to the Fund.

(5)	Portfolio Securities

During the six months ended June 30, 2017, we received full payment of our senior secured promissory note (“Note”) issued by Biogenic Reagents, LLC (“Biogenic”), in the amount of $2.4 million in cash, consisting of the original principal amount of the Note, together with approximately $0.4 million in interest as accrued thereon.

During the six months ended June 30, 2017, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

During the six months ended June 30, 2017, we recorded a net change in unrealized appreciation of $1.1 million, to a net unrealized appreciation of $11.4 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)

Increase in the fair value of our shareholding in MVC of $0.7 million due to the receipt of a dividend payment in the form of additional shares of MVC along with an increase in the share price of MVC during the first half of 2017;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue increases and promising growth prospects;

On January 29, 2016, we invested $2.0 million in Biogenic in the form of a senior secured promissory note originally maturing April 28, 2016 and subsequently extended to June 30, 2016, and bearing cash and PIK interest at the combined rate of 16% per annum. Biogenic is a developer and producer of high value carbon products from renewable biomass, headquartered in Minneapolis. The company has developed and commercialized a low-cost platform technology to make carbon products such as activated carbon for use in purification of air, water, food and pharmaceuticals and agricultural carbon to improve crop production.

On March 2, 2016, we extended the maturity of the 5TH Element Tracking, LLC (“5TH Element”) promissory note to July 1, 2016 and received fees in the form of a PIK and cash totaling $0.05 million. Effective June 30, 2016, we agreed to further extend the maturity of the note to October 31, 2016 in exchange for fees in the form of a PIK and cash totaling $0.05 million. On August 8, 2017, we agreed to further extend the maturity date of the note to May 14, 2018 in exchange for $32,500 consisting of $12,500 in PIK interest and two payments of $10,000 (see Note 9 – Subsequent Events below).

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

During the six months ended June 30, 2016, we recorded an increase of $3.5 million in net unrealized appreciation, from $2.4 million to $5.9 million, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.3 million due to an increase in the MVC share price during the first half of 2016 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.7 million due to continued strong revenue and earnings growth, and an overall improvement in comparable industry sectors;

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to a combination of lower production without a corresponding increase in proved reserves and continued lower short- and long-term prices for crude oil and natural gas.

(6)	Plan of Reorganization

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

Authorization to Withdraw BDC Election—As a consequence of our Plan of Reorganization, on January 6, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than July 31, 2017. On July 31, 2017, this authorization given by our shareholders to withdraw our BDC election expired (see Note 9 - Subsequent Events below). Notwithstanding this authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until we are reasonably confident that such Consolidation will be completed.

Agreement to Acquire U.S. Gas & Electric, Inc.—On April 24, 2017, we entered into the Merger Agreement with ETR Merger Sub, Inc., a newly-formed wholly-owned subsidiary of Equus, certain shareholders of USG&E, and MVC as a selling shareholder of USG&E and as representative of the selling USG&E shareholders. On May 30, 2017, USG&E and MVC notified us that they had accepted a proposal from Crius Energy Trust, that was considered by the respective boards of directors of USG&E and MVC to constitute a “Superior Proposal” (as such term is defined in the Merger Agreement) to the terms and conditions of the Merger Agreement, and, accordingly, provided us with a notice of termination pursuant to the Merger Agreement. Further, pursuant to the Merger Agreement, USG&E paid us a termination fee of $2.5 million.

Intention to Continue to Pursue Consolidation—Notwithstanding the termination of the Merger Agreement with USG&E described above, we intend to pursue a Consolidation and the completion of our Plan of Reorganization with another operating company. While we are presently evaluating various opportunities that could enable us to accomplish a Consolidation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transaction that would embody a Consolidation would be acceptable to us.

(7)	2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the six months ended June 30, 2017, we recorded compensation expense of $1.0 million in connection with these awards.

(8)	Equus Energy, LLC

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests, which presently comprise 144 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 22,360 acres situated on 12 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 40 well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is working with Chevron in a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (approximately 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

Revenue and Income. During the three months ended June 30, 2017, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.1 million, $0.08 million, and ($0.1) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss were $0.1 million, $0.01 million, and ($0.1) million, respectively, for the three months ended June 30, 2016. During the six months ended June 30, 2017, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.5 million, $0.2 million, and ($0.2) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, ($0.2) million, and ($0.6) million, respectively, for the six months ended June 30, 2016.

Capital Expenditures. During the six months ended June 30, 2017 and June 30, 2016, Equus Energy invested $0.01 million and $0.005 million, respectively, in capital expenditures for small repairs and improvements. The operators of the various working interest communicated their intent to wait until 2018, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of June 30, 2017 and December 31, 2016 and for the three months and six months ended June 30, 2017 and 2016, respectively, (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$301	$291
Accounts receivable	93	91
Other current assets	33	32
Total current assets	427	414
Oil and gas properties	8,064	8,055
Less: accumulated depletion, depreciation and amortization	(7,342)	(7,145)
Net oil and gas properties	722	910
Total assets	$1,149	$1,324

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$113	$75
Due to affiliate	586	611
Total current liabilities	699	686
Asset retirement obligations	187	184
Total liabilities	886	870

Total member's equity	263	454

Total liabilities and member's equity	$1,149	$1,324

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

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenue	$229	$105	$476	$163
Operating expenses
Direct operating expenses	152	94	299	356
Depletion, depreciation, amortization and accretion	103	73	200	136
General and administrative	75	73	168	242
Total operating expenses	330	240	667	734
Operating loss before income tax expense	(101)	(135)	(191)	(571)
Net loss	$(101)	$(135)	$(191)	$(571)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:

Net loss	$(191)	$(571)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, depreciation, amortization and accretion	200	136
Changes in operating assets and liabilities:
Accounts receivable	(2)	89
Prepaid expenses and other current assets	(1)	—
Affiliate payable/receivable	(25)	—
Accounts payable and other	38	(83)
Net cash used in operating activities	19	(429)

Cash flows from investing activities:
Investment in oil & gas properties	(9)	(5)
Net cash used in investing activities	(9)	(5)
Net decrease in cash	10	(434)
Cash and cash equivalents at beginning of period	291	517
Cash and cash equivalents at end of period	$301	$83

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.1 million and $0.07 million for the three months ended June 30, 2017 and June 30, 2016, respectively and $0.2 million and $0.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of June 30, 2017, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during the six months ended June 30, 2017 and June 30, 2016, respectively.

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

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of June 30, 2017 and June 30, 2016, the Company had no federal income tax expense.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 3, 2017, we sold U.S. Treasury Bills for $35.0 million and repaid our margin loan.

On July 31, 2017, this authorization given by our shareholders to withdraw our BDC election expired (see Note 6 – Plan of Reorganization).

On August 8, 2017, we agreed to extend the maturity date of the $1.0 million promissory note issued to Equus by 5th Element Tracking, LLC to May 14, 2018 in exchange for $32,500, consisting of $12,500 in PIK interest and two cash payments of $10,000.

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

Authorization to Withdraw BDC Election—As a consequence of our Plan of Reorganization, on January 6, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than July 31, 2017. On July 31, 2017, this authorization given by our shareholders to withdraw our BDC election expired (see Subsequent Events below). Notwithstanding this authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until we are reasonably confident that such Consolidation will be completed.

Agreement to Acquire USG&E—On April 24, 2017, we entered into the Merger Agreement with ETR Merger Sub, Inc., a newly-formed wholly-owned subsidiary of Equus, certain shareholders of USG&E, and MVC as a selling shareholder of USG&E and as representative of the selling USG&E shareholders. On May 30, 2017, USG&E and MVC notified us that they had accepted a proposal from Crius Energy Trust, that was considered by the respective boards of directors of USG&E and MVC to constitute a “Superior Proposal” (as such term is defined in the Merger Agreement) to the terms and conditions of the Merger Agreement, and, accordingly, provided us with a notice of termination pursuant to the Merger Agreement. Further, pursuant to the Merger Agreement, USG&E paid us a termination fee of $2.5 million.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. For the six months ended June 30, 2017, we recorded compensation expense of $1.1 million in connection with these awards.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect timing of its revenue recognition to remain the same.

Current Market Conditions

The U.S. economy expanded at an annualized rate of 2.8% during the second quarter of 2017, following an annualized increase of 1.4% during the first quarter of 2017. The increase in growth during the second quarter was attributed to increases in consumer and government spending, and a labor market at near full employment. Notwithstanding the second quarter increase, the IMF lowered its growth forecast for the remainder of 2017 from 2.3% to 2.1%, and lowered its growth forecast for 2018 from 2.5% to 2.1%, citing concerns about U.S. executive and congressional fiscal policies. Housing starts slowed during April and May of 2017, only to increase sharply in June. Sales of existing homes, however, declined in spite of low inventories of both new and existing homes. Business investment appears on track to increase between 3%-4% for 2017, principally due to rising oil and gas drilling activity due to modest price recoveries in WTI and Brent crude benchmarks. (Sources: Bloomberg, Kiplinger, Bureau of Labor Statistics, Conference Board Leading Economic Index, International Monetary Fund)

Merger and investment activity decreased during the first six months of 2017 as compared to 2016, but the aggregate volume of transactions increased, a sign of larger, albeit fewer, transactions. Market conditions for business transactions during 2017 have continued to steadily improve during the first half of 2017, continuing a multi-year trend, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. Private equity funds increased their assets under management during 2016 to a projected $862 billion, a 14% increase from 2015 and a level not seen since 2008, as private equity firms as a group enjoyed more success during the year in attracting investment capital. Data for the first six months of 2017 is unavailable, but the increasing amount of cash on hand by private equity firms, large corporations, and other institutions has resulted in higher asset prices and, consequently, lower returns. (Sources: FactSet Research Systems, Financial News, and Beneshlaw Private Equity Summary Report-February 2017, Toptal).

During the six months ended June 30, 2017, our net asset value decreased from $3.37 per share to $3.11 per share, a decrease of 7.7%. As of June 30, 2017, our common stock is trading at a 24.1% discount to our net asset value as compared to 40.4% as of December 31, 2016.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.3 million for the three months ended June 30, 2017 and $0.5 million for the three months ended June 30, 2016, respectively and $2.8 million and $1.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The increase in net investment loss generated at June 30, 2017 compared to June 30, 2016 is due primarily to the equity incentive fee costs of $1.1 million incurred during the period.

Investment income was $0.1 million and $0.2 million for the three months ended June 30, 2017 and June 30, 2016 and $0.3 million and $0.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Excluding transaction costs of $1.4 million and equity incentive plan costs of $0.6 million, total expenses were $0.9 million and $0.7 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Excluding transaction costs of $2.7 million and equity incentive plan costs of $1.1 million, total expenses were $1.8 million and $1.6 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2017, we realized a loss of $4.0 thousand from the sale of temporary cash investments.

During the six months ended June 30, 2016, we realized a loss of $3.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the six months ended June 30, 2017, we recorded a net change in unrealized appreciation of $1.1 million, to a net unrealized appreciation of $11.4 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)

Increase in the fair value of our shareholding in MVC of $0.7 million due to the receipt of a dividend payment in the form of additional shares of MVC along with an increase in the share price of MVC during the first half of 2017;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue increases and promising growth prospects;

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

Portfolio Securities

During the six months ended June 30, 2017, we received full payment of our senior secured promissory note issued by Biogenic, in the amount of $2.4 million in cash, consisting of the original principal amount of the Note, together with approximately $0.4 million in interest as accrued thereon.

During the six months ended June 30, 2017, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

On January 29, 2016, we invested $2.0 million in Biogenic in the form of a senior secured promissory note originally maturing April 28, 2016 and subsequently extended to June 30, 2016, and bearing cash and PIK interest at the combined rate of 16% per annum. Biogenic is a developer and producer of high value carbon products from renewable biomass, headquartered in Minneapolis. The company has developed and commercialized a low-cost platform technology to make carbon products such as activated carbon for use in purification of air, water, food and pharmaceuticals and agricultural carbon to improve crop production.

On March 2, 2016, we extended the maturity of the 5TH Element promissory note to July 1, 2016 and received fees in the form of a PIK and cash totaling $0.05 million. Effective June 30, 2016, we agreed to further extend the maturity of the note to October 31, 2016 in exchange for fees in the form of a PIK and cash totaling $0.05 million. On August 8, 2017, we agreed to further extend the maturity date of the note to May 14, 2018 in exchange for $32,500 consisting of $12,500 in PIK interest and two payments of $10,000 (see Subsequent Events below).

On April 1, 2016, we received $40,000 in cash representing payment of accrued cash interest on our $2.0 million loan to Biogenic, made on January 29, 2016.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 3, 2017, we sold U.S. Treasury Bills for $35.0 million and repaid our margin loan.

On July 31, 2017, the authorization given by our shareholders on January 6, 2017 to the Board to withdraw our BDC election expired (see Plan of Reorganization above).

On August 8, 2017, we agreed to extend the maturity date of the $1.0 million promissory note issued to Equus by 5th Element Tracking, LLC to May 14, 2018 in exchange for $32,500, consisting of $12,500 in PIK interest and two cash payments of $10,000.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company, PalletOne, Inc., and was 39.7% of the net asset value and 57.8% of our investments in portfolio company securities (at fair value) as of June 30, 2017. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

The Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on their evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in the Fund’s internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Shareholder Complaint—On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, alleges a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe this lawsuit is without merit and intend to vigorously dispute the claims made therein. On January 9, 2017, we filed a Motion to Dismiss the complaint, which was granted in part and denied in part, on August 2, 2017. We believe that this lawsuit, and the claims included therein, is without merit and intend to continue a vigorous defense of the same. No schedule has yet been agreed regarding the timing of any future motions or hearings. As such, we have concluded that the likelihood of an unfavorable outcome is neither probable or remote.

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

Item 1A. Risk Factors

In connection with our efforts to convert Equus into an operating company in furtherance of our Plan of Reorganization, we may be subject to a number of risks associated with this process, the transactions that would embody a Consolidation of Equus with another company, as well as specific risks associated with the commercial enterprise with which Equus would seek to combine itself. We intend to identify, as will be reasonably possible, such risks and include the same in our subsequent filings and reports with the Commission.

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K for the year ended December 31, 2016, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described therein are not the only ones facing the Fund.

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

Date: August 14, 2017

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

