Form 10-Q
period 2017-09-30
EQUUS TOTAL RETURN, INC.
filed 2017-11-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 14, 2017.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2017	December 31, 2016
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $10,050 respectively)	$6,712	$6,462
Affiliate investments (cost at $350 and $350 respectively)	16,686	16,200
Non-affiliate investments - related party (cost at $6,203 and $6,011 respectively)	4,899	4,021
Non-affiliate investments (cost at $977 and $2,978 respectively)	977	2,978
Total investments in portfolio securities at fair value	29,274	29,661
Temporary cash investments	17,991	29,994
Cash and cash equivalents	12,390	11,961
Restricted cash	180	300
Accounts receivable - due from affiliates	586	611
Accrued interest receivable	375	542
Other assets	145	77
Total assets	60,941	73,146
Liabilities and net assets
Accounts payable	927	269
Accounts payable to related parties	23	143
Borrowing under margin account	17,992	29,994
Total liabilities	18,942	30,406

Commitments and contingencies (see Note 2)

Net assets	$41,999	$42,740

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	55,304	54,213
Undistributed net investment losses	(25,012)	(21,758)
Unrealized appreciation of portfolio securities, net	12,998	12,262
Unrealized depreciation of portfolio securities - related party	(1,304)	(1,990)
Total net assets	$41,999	$42,740
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.11	$3.37

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$65	61	$192	$121
Non-affiliate investments	45	128	240	428
Total interest and dividend income	110	189	432	549
Interest from temporary cash investments	2	2	7	7
Total investment income	112	191	439	556

Expenses:
Transaction costs	(204)	—	2,501	—
Compensation expense	292	527	1,899	791
Professional fees	314	292	977	809
Director fees and expenses	46	58	453	323
General and administrative expense	81	108	263	270
Mailing, printing and other expenses	17	27	77	96
Taxes	4	15	13	15
Interest expense	4	4	10	7
Total expenses before merger termination fee	554	761	6,193	2,311
Merger termination fee (See Note 6)	—	—	(2,500)	—
Total expenses, net of merger termination fee	554	761	3,693	2,311

Net investment loss	(442)	(570)	(3,254)	(1,755)

Net realized loss:
Temporary cash investments	(1)	(6)	(5)	(9)
Net realized loss	(1)	(6)	(5)	(9)

Net unrealized appreciation of portfolio securities:
End of period	12,998	10,463	12,998	10,463
Beginning of period	12,749	8,113	12,262	4,915
Net change in net unrealized appreciation of portfolio securities	249	2,350	736	5,548

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,304)	(2,125)	(1,304)	(2,125)
Beginning of period	(1,375)	(2,240)	(1,990)	(2,539)
Net change in net unrealized depreciation of portfolio securities - related party	71	115	686	414

Net (decrease) increase in net assets resulting from operations	$(123)	$1,889	$(1,837)	$4,198

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(0.01)	$0.16	$(0.14)	$0.33
Weighted average shares outstanding:
Basic and diluted	13,518	12,674	13,286	12,674

   The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Undistributed Net Investment Losses	Unrealized Appreciation of Portfolio Securities, net	Unrealized Depreciation of Portfolio Securities - Related Party	Total Net Assets
Balances at December 31, 2016	12,674	$13	$54,213	$(21,758)	$12,262	$(1,990)	$42,740

Share-based incentive compensation	844	—	1,096	—	—	—	1,096

Net (decrease) increase in net assets resulting from operations	—	—	(5)	(3,254)	736	686	(1,837)
Balances at September 30, 2017	13,518	$13	$55,304	$(25,012)	$12,998	$(1,304)	$41,999

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Reconciliation of (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,837)	$4,198
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss	5	9
Net change in unrealized appreciation of portfolio securities	(736)	(5,548)
Net change in unrealized depreciation of portfolio securities - related party	(686)	(414)
Share-based incentive compensation	1,096	—
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(2,000)
Net proceeds from dispositions of portfolio securities	2,013	—
Purchases of temporary cash investments, net	11,998	(15,157)
Decrease in accounts receivable from affiliates	25	3
Increase in accrued interest receivable	(37)	(363)
Increase in accrued dividend receivable	—	(121)
Increase in accounts receivable and other	(68)	(34)
Increase in accounts payable and accrued liabilities	658	91
Decrease in accounts payable to related parties	(120)	(81)
Net cash provided by (used in) operating activities	12,311	(19,417)
Cash flows from financing activities:
Borrowings under margin account	87,944	72,983
Repayments under margin account	(99,946)	(57,985)
Net cash (used in) provided by financing activities	(12,002)	14,998
Net increase (decrease) in cash and cash equivalents	309	(4,419)
Cash and cash equivalents at beginning of period	12,261	17,036

Cash and cash equivalents at end of period	$12,570	$12,617
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$12	$63
Accrued interest or dividends exchanged for portfolio securities - related party	$192	$251

Supplemental disclosure of cash flow information:
Interest paid	$10	$5
Income taxes paid	$21	$15

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Investment income	$0.03	$0.04
Expenses	0.28	0.18
Net investment loss	(0.25)	(0.14)
Net change in unrealized appreciation	0.06	0.44
Net change in unrealized depreciation - related party	0.05	0.03
Net (decrease) increase in net assets	(0.14)	0.33
Capital transactions:
Share-based incentive compensation	0.08	—
Dilutive effect of shares issued	(0.20)	—
Decrease in net assets resulting from capital transactions	(0.12)	—
Net (decrease) increase in net assets	(0.26)	0.33
Net assets at beginning of period	3.37	2.94
Net assets at end of period, basic and diluted	$3.11	$3.27
Weighted average number of shares outstanding during period,
in thousands	13,286	12,674
Market price per share:
Beginning of period	$2.01	$1.79
End of period	$2.43	$1.86
Selected information and ratios:
Ratio of expenses to average net assets	14.62%	5.86%
Ratio of net investment loss to average net assets	(7.68%)	(4.45%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(4.34%)	10.65%
Total return on market price (1)	20.90%	3.91%

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,500
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		$3,000	$212
Total Control Investments: Majority-owned (represents 14.2% of total investments at fair value)					$10,050	$6,712
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$16,686
Total Affiliate Investments (represents 35.3% of total investments at fair value)					$350	$16,686
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	489,409 shares of common stock (1.7%)		$6,203	$4,899
Total Non-Affiliate Investments - Related Party (represents 10.3% of total investments at fair value)					$6,203	$4,899
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	977	977
Total Non-Affiliate Investments (represents 2.1% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$17,580	$29,274
Temporary Cash Investments
U.S. Treasury Bill	Government	September	UST 0% 10/17	$17,992	17,992	17,991
Total Temporary Cash Investments (represents 38.1% of total investments at fair value)					$17,992	$17,991
Total Investments					$35,572	$47,265

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2017

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2017, we had invested 83.3% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of September 30, 2017, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 79.9% of the total value of the investments in portfolio securities as of September 30, 2017.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2017 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$6,553	$21,585	51.4%
Limited liability company investments	10,050	6,712	16.0%
Secured and subordinated debt	977	977	2.3%
Total	$17,580	$29,274	69.7%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2017 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$16,686	39.8%
Energy	6,500	15.5%
Financial services	4,899	11.6%
Business products and services	977	2.3%
Media	212	0.5%
Total	$29,274	69.7%

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

SEPTEMBER 30, 2017

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

The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve-month period from the date of the financial statements in this Form 10-Q, i.e., the period through September 30, 2018. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and, to the extent we remain a BDC, to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents—As of September 30, 2017, we had cash and cash equivalents of $12.4 million. We had $29.3 million of our net assets of $42.0 million invested in portfolio securities. We also had $18.2 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $18.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on October 2, 2017 and we subsequently repaid this margin loan, plus interest.

As of December 31, 2016, we had cash and cash equivalents of $12.0 million. We had $30.0 million of our net assets of $42.7 million invested in portfolio securities. We also had $30.3 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $30.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 3, 2017 and we subsequently repaid this margin loan, plus interest.

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

As of September 30, 2017, we had no outstanding commitments to our portfolio company investments.

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

As of September 30, 2017, we borrowed $18.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $18.2 million.

As of December 31, 2016, we borrowed $30.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $30.3 million.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first nine months of 2017, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. We are also evaluating potential opportunities that could enable us to effect a Consolidation and become an operating company as described in Note 6 – Plan of Reorganization below. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2017 and the first nine months of 2018.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the nine months ended September 30, 2017 and the year ended December 31, 2016.

As of September 30, 2017, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2017
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$6,712	$—	$—	$6,712
Affiliate investments	16,686	—	—	16,686
Non-affiliate investments - related party	4,899	4,899	—	—
Non-affiliate investments	977	—	—	977
Total investments	29,274	4,899	—	24,375
Temporary cash investments	17,991	17,991	—	—
Total investments and temporary cash investments	$47,265	$22,890	$—	$24,375

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2017 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2016	$6,462	$16,200	$2,978	$25,640
Change in unrealized appreciation (depreciation)	250	486	—	736
Purchases of portfolio securities	—	—	12	12
Proceeds from sales/dispositions	—	—	(2,013)	(2,013)
Fair value as of September 30, 2017	$6,712	$16,686	$977	$24,375

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2017:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	16,686	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	6,712	Asset Approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
	$24,375

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $24.4 million and $25.6 million as of September 30, 2017 and December 31, 2016, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of September 30, 2017 and December 31, 2016, one of our portfolio investments consisting of 489,409 and 468,608 common shares of MVC, respectively, was publicly listed on the New York Stock Exchange (“NYSE”). As of December 31, 2016, one of our portfolio investments, 468,608 common shares of MVC, was publicly listed on the NYSE.

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

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Fund owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those non-control investments in companies in which we own between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. See also Note 4 for discussion of related party investment transactions.

As of September 30, 2017, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

Share-Based Compensation—We account for our share-based compensation using the fair value method, as prescribed by ASC718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. Effective January 1, 2016, we elected the early adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation. Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09),” and, accordingly, we have elected to account for forfeitures as they occur and this change had no impact on its consolidated financial statements. The additional amendments (cash flows classification, minimum statutory tax withholding requirements and classification of awards as either a liability or equity) did not have an effect on our consolidated financial statements.

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three and nine months ended September 30, 2017, respectively, and we did not owe state income tax for the year ended December 31, 2016.

Accounting Standards Recently Adopted—In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update). Among other things, this ASU incorporates into the FASB ASC Topic 250, SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on the financial statements of recently issued accounting standards when adopted, and specifically for ASU 2014-09, ASU 2016-02, and ASU 2016-03. If a registrant does not know or cannot reasonably estimate the impact of adoption of the above standards, the SEC staff expects the registrant to make a statement to that effect. Consistent with SAB Topic 11.M, the SEC staff also expects the registrant to provide qualitative disclosures to help users assess the significance the adoption will have on the financial statements. Other than our continued assessment of ASU 2014-09 through the date of adoption, the adoption of ASU 2017-03 did not have an impact on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash. This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation of restricted cash, the adoption of ASU 2016-18 did not have an impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) —Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. ASU 2016-09 primarily simplifies the accounting for and classification of, income taxes related to share-based payment awards, including the impact of income taxes withheld on the classification of awards as equity or liabilities and the classification of income taxes on the statement of cash flows. ASU 2016-09 also permits an entity to elect a forfeiture rate assumption based on the estimated number of awards expected to vest or to account for forfeitures when they occur ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have adopted ASU 2016-09 as of January 1, 2017. The provisions of ASU 2016-09 should be adopted on a modified retrospective, retrospective or prospective basis, depending on the provision. We recently adopted an incentive plan for our directors and management and issued awards under the plan during the quarter ended March 31, 2017. Our adoption of ASU 2016-09 did not have a material effect on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The adoption of ASU 2016-02 will not have an impact of our financial statements as we currently have no operating leases and our principal offices are under a month-to-month lease arrangement for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The adoption of ASU 2016-02 will not have an impact of our financial statements as we currently have no operating leases and our principal offices are under a month-to-month lease arrangement.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to ASC Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the ASC Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. We are currently evaluating the impact this ASU will have on the financial position or financial statement disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We completed our initial assessment in evaluating the potential impact on our financial statements and based on our initial assessment, determined that our financial instruments are excluded from the scope of ASU 2014-09 and ASC 606. As a result of the scope exception for financial instruments, our management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, management does not expect the adoption of ASU 2014-09 to have a significant impact to pretax income or on financial statement disclosures upon adoption. We will continue to evaluate the impact of ASU 2014-09, as amended, through the date of adoption to ensure that our initial assessment continues to remain accurate.

(4)	Related Party Transactions and Agreements

Share Exchange with MVC—On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (“Plan of Reorganization”). As a first step to consummating the Plan or Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. As of September 30, 2017 and December 31, 2016, we valued our shareholding in MVC at $4.9 million and $4.0 million, respectively. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates and included additional shares of MVC received as dividends during the relevant reporting period. Due to the ownership relationship between the Company and MVC, the investment and amounts due to and from MVC have been identified and disclosed as “related party(ies)” in our Financial Statements.

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

Except as noted below, as compensation for services to the Fund, each Independent Director receives an annual fee of $40,000 paid quarterly in arrears, a fee of $2,000 for each meeting of the Board of Directors or committee thereof attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board or committee thereof, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. The chair of each of our standing committees (audit, compensation, and nominating and governance) also receives an annual fee of $50,000, payable quarterly in arrears. We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. None of our interested directors receive annual fees for their service on the Board of Directors.

In November 2011, Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. This agreement was terminated effective June 28, 2017. Henry W. Hankinson, Director of the Fund, is a managing partner and co-founder of Global Energy. Payments to Global Energy totaled $43,750 and $56,250 for the nine months ended September 30, 2017 and 2016, respectively.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund currently pays a fixed amount at a rate of $300 per hour for services rendered. During the nine months ended September 30, 2017 and September 30, 2016, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.4 million and $0.3 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, for services provided to the Fund.

(5)	Portfolio Securities

During the nine months ended September 30, 2017, we received full payment of our senior secured promissory note (“Note”) issued by Biogenic Reagents, LLC (“Biogenic”), in the amount of $2.4 million in cash, consisting of the original principal amount of the Note, together with approximately $0.4 million in interest as accrued thereon.

During the nine months ended September 30, 2017, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC

On August 8, 2017, we agreed to extend the maturity date of the $1.0 million promissory note issued to Equus by 5th Element Tracking, LLC to May 14, 2018 in exchange for $32,500, consisting of $12,500 in PIK interest and two cash payments of $10,000.

During the nine months ended September 30, 2017, we recorded a net change in unrealized appreciation of $1.4 million, to a net unrealized appreciation of $11.7 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)

Increase in the fair value of our shareholding in MVC of $0.7 million due to the receipt of a dividend payment in the form of additional shares of MVC, along with an increase in the share price of MVC during the nine months ended September 30, 2017;

(ii)

Increase in fair value of our shareholding in PalletOne, Inc. of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue increases and promising acquisition and growth prospects; and

(iii)	Increase in the fair value of our holdings in Equus Energy, LLC of $0.2 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and a moderate increase in the short- and long-term prices for crude oil and natural gas.

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

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $5.8 million due to continued strong revenue and earnings growth, and an overall improvement in comparable industry sectors; and

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $0.3 million, principally due to a combination of lower production without a corresponding increase in proved reserves and lower short- and long-term prices for crude oil and natural gas.

(6)	Plan of Reorganization

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

Authorization to Withdraw BDC Election—As a consequence of our Plan of Reorganization, effective September 28, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than December 31, 2017. Notwithstanding this authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until we are reasonably confident that such Consolidation will be completed.

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

Intention to Continue to Pursue Consolidation—Notwithstanding the termination of the Merger Agreement with USG&E described above, we intend to pursue a Consolidation and the completion of our Plan of Reorganization with another operating company and withdraw our BDC election as authorized by our stockholders. While we are presently evaluating various opportunities that could enable us to accomplish a Consolidation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transaction that would embody a potential Consolidation would be acceptable to us.

(7)	2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the nine months ended September 30, 2017, we recorded compensation expense of $1.1 million in connection with these awards.

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

Revenue and Income. During the three months ended September 30, 2017, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, $0.07 million, and ($0.07) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, $0.1 million, and ($0.07) million, respectively, for the three months ended September 30, 2016. During the nine months ended September 30, 2017, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.7 million, $0.2 million, and ($0.3) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss were $0.4 million, ($0.07) million, and ($0.7) million, respectively, for the nine months ended September 30, 2016.

Capital Expenditures. During the nine months ended September 30, 2017 and September 30, 2016, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant. The operators of the various working interest communicated their intent to wait until 2018, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of September 30, 2017 and December 31, 2016 and for the three months and nine months ended September 30, 2017 and 2016, respectively, (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$237	$291
Accounts receivable	107	91
Other current assets	33	32
Total current assets	377	414
Oil and gas properties	8,064	8,055
Less: accumulated depletion, depreciation and amortization	(7,432)	(7,145)
Net oil and gas properties	632	910
Total assets	$1,009	$1,324

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$43	$75
Due to affiliate	586	611
Total current liabilities	629	686
Asset retirement obligations	188	184
Total liabilities	817	870

Total member's equity	192	454

Total liabilities and member's equity	$1,009	$1,324

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

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Operating revenue	$191	$248	$667	$411
Operating expenses
Direct operating expenses	122	127	421	483
Depletion, depreciation, amortization and accretion	91	110	291	246
General and administrative	49	77	217	319
Total operating expenses	262	313	929	1,048
Operating loss	(71)	(66)	(262)	(637)
Net loss	$(71)	$(66)	$(262)	$(637)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:

Net loss	$(262)	$(637)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, depreciation, amortization and accretion	291	246
Changes in operating assets and liabilities:
Accounts receivable	(16)	73
Prepaid expenses and other current assets	(1)	—
Affiliate payable/receivable	(25)	—
Accounts payable and other	(32)	(96)
Net cash used in operating activities	(45)	(414)

Cash flows from investing activities:
Investment in oil & gas properties	(9)	(5)
Net cash used in investing activities	(9)	(5)
Net decrease in cash	(54)	(419)
Cash and cash equivalents at beginning of period	291	517
Cash and cash equivalents at end of period	$237	$98

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.1 million and $0.1 million for the three months ended September 30, 2017 and September 30, 2016, respectively and $0.4 million and $0.5 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2017, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of September 30, 2017 and September 30, 2016, the Company had no federal income tax expense.

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

On October 2, 2017, we sold U.S. Treasury Bills for $18.0 million and repaid our margin loan.

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

Authorization to Withdraw BDC Election—As a consequence of our Plan of Reorganization, effective September 28, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than December 31, 2017. Notwithstanding this authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until we are reasonably confident that such Consolidation will be completed.

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

Intention to Continue to Pursue Consolidation—Notwithstanding the termination of the Merger Agreement with USG&E described above, we intend to pursue a Consolidation and the completion of our Plan of Reorganization with another operating company and withdraw our BDC election as authorized by our stockholders. While we are presently evaluating various opportunities that could enable us to accomplish a Consolidation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transaction that would embody a potential Consolidation would be acceptable to us.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. For the nine months ended September 30, 2017, we recorded compensation expense of $1.1 million in connection with these awards.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See the Fund’s Accounting Standards Recently Adopted and Accounting Standards Not Yet Adopted from the disclosure set forth in Footnote 3 in the notes to the Financial Statements.

Current Market Conditions

The U.S. economy expanded at an annualized rate of 3.0% during the third quarter of 2017, following an annualized increase of 3.1% and 1.4% during the second and first quarters, respectively, of 2017. The relatively strong increases during the two most recent quarters were attributed to increases in consumer and government spending, exports, and a labor market at near full employment, but were tempered by adverse weather conditions in Texas and the southeastern United States. The Conference Board Economic Forecast, however, projected overall GDP growth in 2017 to be 2.2%, increasing to 2.4% in 2018, with expectations of continued strong consumer spending and low unemployment offset by slower export growth. Housing starts continued to slow throughout the third quarter, decreasing 4.7% in September 2017 to 1.1 million units during the month, the slowest in a year. Sales of existing homes, however, unexpectedly increased 0.7% to a seasonally adjusted annual rate of 5.4 million units in September 2017 after steady declines since May 2017. Business investment appears on track to increase between 3%-4% for 2017, with similar increases in 2018, principally due to a weaker dollar and rising oil and gas drilling activity, as well as modest price recoveries in WTI and Brent crude benchmarks. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Bureau of Labor Statistics, CNBC, Kiplinger, Conference Board Leading Economic Index)

Merger and acquisition activity remained relatively modest during the first nine months of 2017 with an average of 967 deals per month and an average monthly transaction value of approximately $123 million. Mergers and acquisitions activity during the third quarter of 2017 was markedly lower than the third quarter of 2016, with a declining volume of transactions as well as a decline in the aggregate value of business combinations during the period. Nevertheless, market conditions for business transactions during 2017 have continued to steadily improve, continuing a multi-year trend, as larger corporations have had increased access to credit markets and are still holding significant amounts of cash and have focused on acquisitions as part of future growth plans. Private equity funds were able to raise a record amount of funds in the first nine months of 2017 at $465 billion, a 12% increase from the comparable nine month period in 2016. In addition, investment activity was approximately $122 billion during the third quarter of 2017, a 40% increase as compared to the second quarter of 2017. Private equity exit transactions declined during 2017, with trade sales and buyouts representing 90% of all such exits during the first nine months of the year. The decreased number of exits and increased amount of cash on hand by private equity firms, large corporations, and other institutions has resulted in higher asset prices and, consequently, lower returns. (Sources: FactSet Research Systems, Financial News, and Ernst & Young Private Equity Capital Briefing).

During the nine months ended September 30, 2017, our net asset value decreased from $3.37 per share to $3.11 per share, a decrease of 7.7%. As of September 30, 2017, our common stock is trading at a 21.8% discount to our net asset value as compared to 40.4% as of December 31, 2016.

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

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. In view of our present status as a BDC and our anticipated transformation into an operating company, we believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Results of Operations

Investment Income and Expense

Net investment loss was $0.4 million for the three months ended September 30, 2017 and $0.6 million for the three months ended September 30, 2016, respectively and $3.3 million and $1.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in net investment loss generated at September 30, 2017 compared to September 30, 2016 is due primarily to the equity incentive fee costs of $1.1 million, along with a $0.2 million increase in professional fees and a $0.1 million increase in director fees and expenses for the period.

Investment income was $0.1 million and $0.2 million for the three months ended September 30, 2017 and September 30, 2016 and $0.4 million and $0.6 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease is due to the decline of interest-bearing investments.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2017, we realized a loss of $5.0 thousand from the sale of temporary cash investments.

During the nine months ended September 30, 2016, we realized a loss of $9.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the nine months ended September 30, 2017, we recorded a net change in unrealized appreciation of $1.4 million, to a net unrealized appreciation of $11.7 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)

Increase in the fair value of our shareholding in MVC of $0.7 million due to the receipt of a dividend payment in the form of additional shares of MVC, along with an increase in the share price of MVC during the nine months ended September 30, 2017;

(ii)

Increase in fair value of our shareholding in PalletOne, Inc. of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue increases and promising acquisition and growth prospects;

(iii)

Increase in the fair value of our holdings in Equus Energy, LLC of $0.2 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and a moderate increase in the short- and long-term prices for crude oil and natural gas.

During the nine months ended September 30, 2016, we recorded an increase of $5.9 million in net unrealized appreciation, from $2.4 million to $8.3 million, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.4 million due to an increase in the MVC share price during the nine months ended September 30, 2016 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $5.8 million due to continued strong revenue and earnings growth, and an overall improvement in comparable industry sectors;

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $0.3 million, principally due to a combination of lower production without a corresponding increase in proved reserves and lower short- and long-term prices for crude oil and natural gas.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Securities

During the nine months ended September 30, 2017, we received full payment of our senior secured promissory note (“Note”) issued by Biogenic Reagents, LLC (“Biogenic”), in the amount of $2.4 million in cash, consisting of the original principal amount of the Note, together with approximately $0.4 million in interest as accrued thereon.

During the nine months ended September 30, 2017, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

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

Subsequent Events

We performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On October 2, 2017, we sold U.S. Treasury Bills for $18.0 million and repaid our margin loan.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company, PalletOne, Inc., and was 39.8% of the net asset value and 57.0% of our investments in portfolio company securities (at fair value) as of September 30, 2017. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 4. Controls and Procedures

We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Fund in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Shareholder Complaint—On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, alleges a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the claims included therein, is without merit and intend to continue a vigorous defense of the same. On September 22, 2017, we filed a motion for summary judgment regarding this action. The plaintiff has not yet filed an opposition to our motion and a hearing on the motion has not been set by the court.

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

Date: November 14 , 2017

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

