Form 10-K
period 2017-12-31
EQUUS TOTAL RETURN, INC.
filed 2018-04-17
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $14,099,813 computed on the basis of $2.36 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2017. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding as of April 17, 2018. The net asset value of a share of the Registrant as of December 31, 2017 was $3.18.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2018 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

PART I

Item 1. Business

Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” or the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, our shareholders also approved the change of our name from Equus II Incorporated to Equus Total Return, Inc.

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

Our principal office is located at 700 Louisiana St., 48th Floor, Houston, Texas, 77002, and our telephone number is 1-713-529-0900. Our corporate website is located at www.equuscap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on The New York Stock Exchange (“NYSE”) under the ticker symbol “EQS”.

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

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with MVC, a subsidiary of MVC, or one or more of MVC’s portfolio companies (the “Consolidation”). Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, and/or financial services sector.

Agreement to Acquire Portfolio Company of MVC. On April 24, 2017, we entered into a Stock Purchase Agreement and Plan of Merger (“Merger Agreement”) with ETR Merger Sub, Inc., a newly-formed wholly-owned subsidiary of Equus, certain shareholders of USG&E, and MVC as a selling shareholder of U.S. Gas & Electric, Inc. (“USG&E”) and as representative of the selling USG&E shareholders. On May 30, 2017, USG&E and MVC notified us that they had accepted a proposal from Crius Energy Trust, that was considered by the respective boards of directors of USG&E and MVC to constitute a “Superior Proposal” (as such term is defined in the Merger Agreement) to the terms and conditions of the Merger Agreement, and, accordingly, provided us with a notice of termination pursuant to the Merger Agreement. Further, pursuant to the Merger Agreement, USG&E paid us a termination fee of $2.5 million (see Note 4 – Related Party Transactions and Agreements below).

Intention to Continue to Pursue Consolidation. Notwithstanding the termination of the Merger Agreement with USG&E described above, we intend to pursue a Consolidation and the completion of our Plan of Reorganization with another operating company and withdraw our BDC election if so authorized by our stockholders. While we are presently evaluating various opportunities that could enable us to accomplish a Consolidation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transaction that would embody a Consolidation would be acceptable to us.

Authorization to Withdraw BDC Election. On January 6, 2017 and again on August 25, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer. These separate authorizations, which have since expired, were given as a consequence of the Plan of Reorganization described above. As our intention is to continue to seek a transformative transaction that would result in a Consolidation under our Plan of Reorganization, we anticipate that we will again receive such an authorization in 2018. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a Consolidation. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. On January 6, 2017 and again on August 25, 2017, we received this authorization from our shareholders to withdraw our BDC election. These authorizations, now since expired, were provided as a consequence of our Plan of Reorganization announced on May 14, 2014, wherein we stated that we intended to: (i) consummate a Consolidation with MVC or one of its subsidiaries, (ii) terminate the Fund’s election to be classified as a BDC under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector. Even though we may receive a future authorization from our shareholders in 2018 to withdraw our BDC election, we will require a separate affirmative vote of the holders of a majority of our outstanding voting securities to consummate a Consolidation and change the nature of our business (see “Significant Developments−Plan of Reorganization” and “−Authorization to Withdraw BDC Election” above).

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

Certifications

In July 2017, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, we submitted to the NYSE an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

We frequently invest in the equity securities of our portfolio companies. Also, when we make a loan, we sometimes receive warrants to acquire stock issued by the borrower. Ultimately, our goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Some of our portfolio companies have experienced net losses in recent years or have negative net worth as of their most recent available balance sheet date. At December 31, 2017, several of our portfolio investments had estimated fair values, based upon our valuation methodologies, significantly below the initial cost of such investments. At December 31, 2017, the cost basis of our portfolio investments was $17.7 million and our estimated fair value was $30.6 million, although our equity investments in Equus Media Development Company, LLC, Equus Energy, LLC, and MVC Capital, Inc. had an aggregate fair value of $12.9 million versus a cost basis of $16.9 million. Also, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them. Given these factors, there is a risk that we will not realize gains upon the sale of those or other equity interests that we hold.

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

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company. In view of the net asset value of the Fund as of December 31, 2017, however, we would expect that any new investments may exceed this percentage for the immediate future. Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

Except for our holdings in MVC Capital, Inc., our portfolio consists entirely of securities issued by privately-held companies. There is generally little or no publicly available information about such companies, and we must rely on the diligence of Management to obtain the information necessary for our decision to invest in them and in order to monitor them effectively. We cannot assure you that such diligence efforts will uncover all material information about such privately held businesses necessary to make fully informed investment decisions.

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

While the “spread” between the current yields on our investments and the cost of any loan would augment the return to our stockholders, if the spread narrows (because of an increase in the cost of debt or insufficient income on our investments), our net investment income, and consequently our ability to provide distributions to our stockholders, could be adversely affected. This may also render us unable to meet our obligations to our lenders, which might then require us to liquidate some or all of our investments. We cannot assure you that we would realize full value for our investments or recoup all of our capital if we needed to liquidate our portfolio investments.

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

We have had net investment losses in the past five years, with a net investment loss of $4.0 million for the year ended December 31, 2017. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, its results of operation, and its financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

We do not currently intend to recommence our managed distribution policy in the near to intermediate future and you might not receive dividends on your shares.

On March 24, 2009, we announced a suspension of our managed distribution policy and payment of quarterly dividends for an indefinite period. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. We subsequently undertook certain changes in our Board and Management. These changes have been pursued, in part, with the objective of increasing the number of attractive investment opportunities to us and revising our investment strategy to include more recurrent cash income producing investments, all of which could ultimately result in the resumption of our managed distribution policy at some time in the future. The implementation of these revisions to our investment strategy and the recurrent generation of cash income from our investments, however, cannot be guaranteed and will not occur if we complete the Consolidation. If we were unable to resume our managed distribution policy and were further unable to profitably sell or otherwise dispose of our portfolio company investments, you might not receive dividends on your shares.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business.

Our business is highly dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service provider, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, that could adversely affect our business, such as the following:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	events arising from local or larger scale political or social matters, including terrorist acts; or

•	cyber attacks.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our personnel were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties, and/or market dissatisfaction for our shares, any of which could result in a lower trading price for our shares which, in turn, could cause our stockholders to lose some or all of their investment in the Fund.

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

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. As described above under “Significant Developments – Authorization to Withdraw BDC Election”, our shareholders have previously provided this authorization and may do so again in the future, although we will not withdraw our election as a BDC unless and until we have entered into a definitive agreement to effect a Consolidation. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, any such effects may adversely affect our business and impact our ability to make distributions.

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

On May 14, 2014, we announced that we had adopted a Plan of Reorganization within the meaning of Section 2(a)(33) of the 1940 Act. The Plan of Reorganization contemplates the possible merger of the Fund with and into another BDC, or the restructuring of the Fund as an operating company no longer subject to the 1940 Act, which is referred to in the Plan of Reorganization as a “Consolidation”. A Consolidation could constitute, among other things, a sale of Equus, a restructuring, a recapitalization, merger, or other business combination. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of a Consolidation. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and, although we believe we will consummate a Consolidation during 2018, we may be wrong. Our Board of Directors has not set a timetable for completion of the evaluation of a potential Consolidation.

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

We have elected to be classified as a BDC under the 1940 Act. In connection with our announcement on May 14, 2014 to effect a Plan of Reorganization, if we effect a reorganization of the Fund into an operating company, we will seek to terminate our BDC classification. On January 6, 2017 and again on August 25, 2017, holders of a majority of our outstanding common stock approved our cessation as a BDC and authorized our Board to withdraw our BDC election. Although these authorizations have since expired, we may be given such an authorization again in 2018. Nevertheless, if we were to terminate our election to be classified as a BDC and were still determined by the SEC to constitute an “investment company,” we would be subject to significantly greater regulatory requirements and constraints than under those which we presently operate, the result of which could have a material adverse effect on our results and financial condition.

If we reorganize as an operating company, we may not be able to utilize our capital losses.

During 2017, $15.5 million of our capital loss carryforwards expired. As of December 31, 2017, we had remaining approximately $15.8 million in unexpired capital losses of which $7 thousand will begin expiring in 2018 and $15.7 million of which can be carried forward indefinitely. Pursuant to the Plan of Reorganization announced on May 14, 2014, we may reorganize as an operating company. If we reorganize as an operating company, we may lose our ability to offset future income against our eligible capital losses. If we reorganized as an operating company and were unable to offset future income against these capital losses, the result could have a material adverse effect on our future operating results and our financial condition.

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

Item 3. Legal Proceedings

Shareholder Complaint—On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, alleges a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe this lawsuit is without merit and intend to vigorously dispute the claims made therein. Accordingly, on September 22, 2017, we filed a motion for summary judgment regarding this action. Because the matter is pending, we have concluded that the likelihood of an unfavorable outcome is neither probable nor remote. As of December 31, 2017, we have not accrued any losses related to this matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “EQS”. We had approximately 2,300 stockholders as of December 31, 2017, 705 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2017, our net asset value per share was $3.18.

The following table reflects the high and low closing sales prices per share of our common stock on the NYSE, and net asset value (“NAV”) per share for the two years ended December 31, 2016, by quarter:

	2017				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$2.49	$2.97	$2.44	$2.44	$1.77	$1.85	$1.86	$2.04
Low	2.00	2.25	2.24	2.29	1.45	1.59	1.60	1.77
NAV	3.06	3.12	3.11	3.18	2.96	3.13	3.27	3.37

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

We invest in companies that are believed to have a high potential for capital appreciation, and we intend to realize the majority of our profits upon the sale of our investments in portfolio companies. Consequently, most of the companies in which we invest do not have established policies of paying annual dividends. However, a portion of the investments in portfolio securities held by the Fund consists of interest-bearing subordinated debt securities.

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2017 (in thousands, except per share data):

	2017	2016	2015	2014	2013
Total investment income	$560	$748	$446	$965	$7

Net investment loss	(4,014)	(2,451)	(2,351)	(2,418)	(3,129)

Net realized (loss) gain of portfolio securities	(5)	(13)	(2,483)	660	(9,795)

Net change in unrealized appreciation (depreciation)
of portfolio securities	2,236	7,347	6,755	2,116	13,266

Net change in unrealized appreciation (depreciation)
of portfolio securities - related party	954	549	(814)	(1,725)	—

Net increase (decrease) in net assets resulting
from operations	(829)	5,432	1,107	(1,367)	342

Total assets	61,204	73,146	52,530	52,038	48,349

Net assets	43,007	42,740	37,308	36,201	33,217

Net cash (used in) provided by operating activities	10,710	(20,069)	1,338	(3,367)	(19,662)

Shares outstanding at end of year	13,518	12,674	12,674	12,674	10,562

Weighted average shares outstanding, basic	13,435	12,674	12,674	11,904	10,562

Per Share Data:
	2017	2016	2015	2014	2013
Net investment loss	$(0.30)	$(0.19)	$(0.19)	$(0.20)	$(0.30)

Net realized (loss) gain of portfolio securities	—	—	(0.20)	0.06	(0.93)

Net change in unrealized appreciation (depreciation)
of portfolio securities	0.24	0.62	0.47	0.03	1.26

Net increase (decrease) in net amounts resulting from
operations per share, basic and diluted	(0.06)	0.43	0.08	(0.11)	0.03
Net asset value (including unrealized appreciation)	3.18	3.37	2.94	2.86	3.14

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Equus is a BDC that provides financing solutions for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income. On May 15, 2014, we announced that the Fund had adopted a Plan of Reorganization that would, if effected, transform Equus into an operating company. On January 6, 2017 and again on August 25, 2017, our shareholders authorized our Board to withdraw our BDC election. Although these authorizations have since expired, we expect that we will receive an authorization to withdraw our BDC election again in 2018. Nevertheless, even if we again receive such an authorization, we will not withdraw this election unless and until we have entered into a definitive agreement to effect a Consolidation. Further, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. See “Significant Developments – Plan of Reorganization and Share Exchange with MVC Capital” and “– Authorization to Withdraw BDC Election” above.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, general and administrative fees, and professional fees incurred in connection with our Plan of Reorganization. During 2017, we incurred non-recurring expenses of $2.5 million, and also received a one-time merger termination fee of $2.5 million, related to transaction costs described under Significant Developments – Agreement to Acquire Portfolio Company of MVC above. During 2016, we did not incur any non-recurring expenses.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2017, we had invested 83.2% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 51.0% by value in shares of common stock, 19.1% in membership interests in limited liability companies, and 2.3% in various debt instruments.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2017, we had no outstanding commitments to our portfolio company investments.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 2:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2017 and 2016, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. So long as we remain a BDC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake, and we have not previously undertaken, any such share repurchases, nor do we further anticipate taking any such action in 2018.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the year ended December 31, 2017, we recorded compensation expense of $1.1 million in connection with these awards.

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

For this purpose, we consider capitalization rates for similar enterprises as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $25.9 million and $25.6 million as of December 31, 2017 and 2016, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2017 and December 31, 2016, one of our portfolio investments, MVC Capital, Inc., was publicly listed on the NYSE with 496,208 common shares and 468,608 common shares, respectively.

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

Federal Income Taxes

So long as we maintain our status as a BDC, we intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2017, we had a capital loss carry forward of $15.2 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Code. See “Overview – Financing Activities” above.

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

Payment in Kind Interest and Dividends

We have loans in our portfolio that may pay PIK interest. We also have equity investments that may issue non-cash dividends. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policies, we evaluate accrued interest and dividend income periodically for collectability. To maintain our status as a RIC, we must pay out to our stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

Recent Accounting Pronouncements

See the Fund’s Accounting Standards Recently Adopted and Accounting Standards Not Yet Adopted from the disclosure set forth in Footnote 9 in the notes to the Financial Statements.

Current Market Conditions

Overall economic conditions in the United States have continued to improve, with GDP up 2.3% for 2017. Consumer confidence is at its highest level since 2000 and unemployment is at its lowest level since 2001. The Conference Board is forecasting 2.9% GDP growth in 2018, slowing to 2.5% in 2019, while the IMF is forecasting GDP growth of 2.7% and 2.5% for 2018 and 2019, respectively. These projected increases are largely attributed to spending incentives resulting from changes in the U.S. tax code which were approved by Congress in December 2017, the benefits of which are expected to impact GDP until certain temporary provisions expire in 2022. (Sources: Bureau of Economic Analysis and International Monetary Fund).

Market conditions for mergers and acquisitions in 2017, although down from 2016, were at their third highest level ($3.5 trillion) since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. Private equity funds raised a record $453 billion in 2017, increasing their assets under management to over $1 trillion, as private equity firms as a group enjoyed more success during the year in attracting investment capital. However, the abundance of capital has also put upward pressure on asset prices and constrained expected investment yields. (Source: Prequin).

During 2017, our net asset value decreased from $3.37 per share to $3.18 per share, a decrease of 5.6%. As of December 31, 2017, our common stock was trading at a 24.5% discount to our net asset value as compared to 40.4% as of December 31, 2016.

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

Year Ended December 31, 2017

As of December 31, 2017, we had total assets of $61.2 million, of which $31.1 million were invested in portfolio investments and $10.8 million were invested in cash and cash equivalents. Among our portfolio investments, $1.0 million (at fair value) or 2.3% of net asset value were in the form of promissory notes to a portfolio company as of December 31, 2017.

As of December 31, 2017, we also had $18.2 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $18.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 4, 2018 and we subsequently repaid this margin loan. The margin interest was paid on February 5, 2018.

Operating Activities. We provided $10.8 million in cash from operating activities in 2017. In 2017, we made no new investments in portfolio companies. We paid fees to our professional advisers, directors, banks and others of $4.6 million, inclusive of expenses related to compensation in connection with the Fund’s 2016 Equity Incentive Plan, and received a fee of $2.5 million in connection with the termination of this agreement, while realizing a loss of $5 thousand from the disposition of temporary cash investments.

Financing Activities. We used $12.0 million in cash from financing activities for 2017. We did not declare any dividends in 2016.

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

Results of Operations

Investment Income and Expense

Year Ended December 31, 2017 as compared to Year Ended December 31, 2016

Total income from portfolio securities decreased $0.2 million in 2017 due to the decrease in interest-bearing investments.

Professional fees incurred during 2017 attributable to our agreement to acquire U.S. Gas & Electric, Inc. (“USG&E”), which included legal fees, accounting and audit fees, outsourced due diligence fees and reports relating to taxation, quality of earnings, and regulatory items, regulatory filing fees, and advisory fees related to our receipt of a fairness opinion, were $2.5 million. Legal fees incurred during 2017 attributable to the litigation described under Item 3 – Legal Proceedings above, were $0.3 million.

Compensation expense increased to $2.2 million from $1.1 million in 2017, primarily attributable to (i) awards granted pursuant to our 2016 Equity Incentive Plan, and (ii) legal fees paid to our Secretary and Chief Compliance Officer in connection with our agreement to acquire USG&E described above.

General and administrative expenses were comparable from 2016 to 2017, and were $0.4 million and $0.4 million respectively.

As a result of the factors described above, net investment loss was $4.0 million for 2017 as compared to a net investment loss of $2.5 million in 2016.

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

As a result of the factors described above, net investment loss was $2.5 million for 2016 as compared to a net investment loss of $2.4 million in 2015.

Summary of Portfolio Investment Activity

Year Ended December 31, 2017

During the year ended December 31, 2017, we received full payment of our senior secured promissory note (“Note”) issued by Biogenic Reagents, LLC (“Biogenic”), in the amount of $2.4 million in cash, consisting of the original principal amount of the Note, together with approximately $0.4 million in interest as accrued thereon.

During the year ended December 31, 2017, we had investment activity of $0.3 million in three portfolio companies. We received $0.04 million in semi-annual interest and $13 thousand in PIK’d interest in respect of our Biogenic Note described above. During 2017, we received 20,253 shares of MVC in the form of stock dividend payments. We received $12 thousand in PIK’d interest in respect to our loan to 5th Element Tracking, LLC (“5th Element”).

The following table includes summarizes investment activity during the year ended December 31, 2017 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
5th Element Tracking, LLC	$—	$—	$—	$12	$12
MVC Capital, Inc.	—	—	—	265	265
	$—	$—	$—	$277	$277

Year Ended December 31, 2016

During the year ended December 31, 2016, we had investment activity of $2.4 million in three portfolio companies. We invested $2.0 million in a senior secured Note issued by Biogenic, bearing cash and PIK interest at the combined rate of 16% per annum. During 2016, we received $0.04 million in semi-annual interest and $13 thousand in PIK’d interest in respect of this Note. During 2016, we received 22,863 shares of MVC in the form of stock dividend payments. We received $50 thousand in PIK’d interest in respect to our loan to 5th Element.

The following table summarizes significant investment activity during the year ended December 31, 2016 (in thousands):

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

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2017

During 2017, we realized capital losses of $5 thousand as a result of disposition of temporary cash investments.

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
				$(2,483)

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2017

During 2017, we recorded an increase of $3.2 million in net unrealized appreciation, from $10.3 million at December 31, 2016 to $13.5 million at December 31, 2017, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $1.0 million due to an increase in the MVC share price during 2017 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)

Increase in fair value of our shareholding in PalletOne, Inc. (“PalletOne”) of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue increases and favorable growth prospects; and

(iii)	Increase in the fair value of our holdings in Equus Energy of $1.7 million, principally due to an increase in comparable transactions for mineral leases and a continued increase in short- and long-term prices for crude oil and natural gas.

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

(ii)	Increase in fair value of our shareholding in PalletOne of $6.6 million due to continued strong revenue and earnings growth, as well as an overall improvement in comparable industry sectors; and

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

(iv)	Transfer of unrealized depreciation to realized gain on our holding of promissory notes issued by Orco Property Group of $0.4 million in connection with the sale of these notes; and
(v)	Transfer of unrealized depreciation to realized loss of $2.9 million in connection with our holdings in Spectrum Management, LLC and the sale of our interest therein.

Portfolio Securities

As of December 31, 2017, we had active investments in the following entities or portfolio companies:

5th Element Tracking, LLC

5th Element is a technology holding company based outside of Boston, Massachusetts. On January 6, 2015, in connection with the sale of the Fund’s interest in Spectrum Management, LLC to 5th Element, we received a subordinated note in the original principal amount of $0.9 million maturing May 12, 2018 and bearing interest at the rate of 14% per annum. As of December 31, 2017, we valued the promissory note at its original investment amount of $0.9 million plus certain PIK interest, as accrued.

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently represented by 144 producing and non-producing oil and gas wells, including associated development rights of approximately 22,360 acres situated on 12 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Apache, Chesapeake, and Chevron, which has operating responsibility for leasehold interests in the Conger Field, representing approximately one-third of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil and gas firm. During the fourth quarter of 2016, Equus Energy sold a small working interest it held in the Permian Basin in west Texas for an aggregate selling price of $250,000, or approximately $12,500 per acre. Due to forward commodity price increases and increased acreage values, particularly in respect of Equus Energy’s other holdings in the Permian Basin, the fair value of this holding increased to approximately $8.0 million at December 31, 2017 from $6.3 million at December 31, 2016.

Equus Media Development Company, LLC

Equus Media Development Company, LLC (“EMDC”) is a company engaged in the acquisition and development of creative properties with the purpose of developing the properties for release in various entertainment mediums. We formed EMDC in 2007 as a wholly-owned subsidiary of the Fund in connection with a management and development agreement with Kopelson Entertainment.

The concept of the business of EMDC is to partner with creators, developers and producers of creative work, such as scripts, short stories or books, by providing capital necessary to enhance the creative development and package the assets to companies, such as major and independent studios, to produce and release. In December 2011, our agreement with Kopelson Entertainment expired and EMDC distributed $1 million to the Fund. As of December 31, 2017, we valued EMDC at $0.2 million, which was unchanged from December 31, 2016.

MVC Capital, Inc.

MVC is a BDC traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. On May 14, 2014, as part of our Plan of Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (see “Significant Events−Plan of Reorganization” above). During 2017 and 2016, we received 20,253 and 22,863 additional shares in the form of dividend payments. As of December 31, 2017, we valued our 496,208 MVC shares at $5.2 million, an increase from $4.0 million at December 31, 2016. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates.

PalletOne, Inc.

PalletOne is considered one of the largest wooden pallet manufacturer in the United States, operating 19 wood pallet manufacturing facilities and 3 wood treating facilities across 11 states. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis. Its largest pallet customers are agricultural and construction related companies including growers, grocery stores, and housing construction companies, and home-improvement chains. We believe PalletOne’s numerous locations allows for an advantage in pursuing large corporate accounts, as sales of pallets and pressure-treated wood are typically regionalized to specific locations. The pallet manufacturing industry is mature and is experiencing continuing slow growth as the number of participants shrinks due to consolidation and underutilized plants, which have been eliminated. However, demand continues to increase for pressure-treated lumber for residential fencing and decking which has been the principal contributor to the increases in PalletOne’s revenue. We initially invested in PalletOne in October 2001. Our investment in PalletOne presently consists of 350,000 shares of common stock, which represents a fully-diluted equity interest of 18.7%. Due to improved operating performance, we valued our interest in PalletOne as of December 31, 2017 as of $16.7 million, an increase from $16.2 million from December 31, 2016.

Off Balance Sheet Arrangements

We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2017 is month-to-month. Rent expense, inclusive of common area maintenance costs, was $109,000 for the year ended December 31, 2017.

Contractual Obligations

As of December 31, 2017, we had no outstanding commitments to our portfolio company investments.

Dividends

We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Subsequent Event

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On January 4, 2018, our holding in $18.0 million in U. S. Treasury Bills matured and we repaid our year-end margin loan, together with interest, as accrued.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 38.9% of our net asset value, 27.3% of our total assets and 53.6% of our investments in portfolio company securities (at fair value) as of December 31, 2017. The value of one segment called “Energy” includes one portfolio company and was 18.6% of our net asset value, 13.1% of our total assets and 25.7% of our investments in portfolio company securities (at fair value) as of December 31, 2017. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Equus Total Return, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equus Total Return, Inc. (the “Fund”), including the schedule of investments, as of December 31, 2017 and 2016, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017 and the selected per share data and ratios for each of the four years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Table of Contents in Item 15(a)(1) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, and the selected per share data and ratios for each of the four years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Fund's auditor since 2014.

Houston, Texas

April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Equus Total Return, Inc.:

We have audited the accompanying selected per share data and ratios of Equus Total Return, Inc. (a Delaware corporation) (the “Fund”) for the year ended December 31, 2013. These selected per share data and ratios are the responsibility of the management of the Fund. Our responsibility is to express an opinion on these selected per share data and ratios based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the selected per share data and ratios are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the selected per share data and ratios. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the selected per share data and ratios referred to above present fairly, in all material respects, the financial highlights of Equus Total Return, Inc. for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

March 31, 2014

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $10,050 respectively)	$8,212	$6,462
Affiliate investments (cost at $350 and $350 respectively)	16,686	16,200
Non-affiliate investments - related party (cost at $6,276 and $6,011 respectively)	5,240	4,021
Non-affiliate investments (cost at $977 and $2,978 respectively)	977	2,978
Total investments in portfolio securities at fair value	31,115	29,661
Temporary cash investments	17,998	29,994
Cash and cash equivalents	10,795	11,961
Restricted cash	180	300
Accounts receivable - affiliates	586	611
Accrued interest receivable	420	542
Other assets	110	77
Total assets	61,204	73,146
Liabilities
Accounts payable	122	269
Accounts payable - directors and officers	77	143
Borrowing under margin account	17,998	29,994
Total liabilities	18,197	30,406

Commitments and contingencies (see Note 7)

Net assets	$43,007	$42,740

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	55,304	54,213
Undistributed net investment losses	(25,772)	(21,758)
Unrealized appreciation of portfolio securities, net	14,498	12,262
Unrealized depreciation of portfolio securities - related party	(1,036)	(1,990)
Total net assets	$43,007	$42,740
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	12,674
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.18	$3.37

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$265	$183	$297
Non-affiliate investments	285	555	142
Total interest and dividend income	550	738	439
Interest from temporary cash investments	10	10	7
Total investment income	560	748	446

Expenses:
Transaction costs	2,501	—	—
Compensation expense	2,231	1,145	1,309
Professional fees	1,294	1,172	637
Director fees and expenses	531	383	356
General and administrative expense	397	355	343
Mailing, printing and other expenses	89	114	120
Taxes	20	22	30
Interest expense	11	8	2
Total expenses before merger termination fee	7,074	3,199	2,797
Merger termination fee (See Note 5)	(2,500)	—	—
Total expenses, net of merger termination fee	4,574	3,199	2,797

Net investment loss	(4,014)	(2,451)	(2,351)

Net realized (loss) gain:
Control investments	—	—	(2,850)
Non-affiliate investments	—	—	372
Temporary cash investments	(5)	(13)	(5)
Net realized loss	(5)	(13)	(2,483)

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	14,498	12,262	4,915
Beginning of period	12,262	4,915	(1,840)
Net change in net unrealized appreciation of portfolio securities	2,236	7,347	6,755

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,036)	(1,990)	(2,539)
Beginning of period	(1,990)	(2,539)	(1,725)
Net change in net unrealized depreciation of portfolio securities - related party	954	549	(814)

Net (decrease) increase in net assets resulting from operations	$(829)	$5,432	$1,107

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(0.06)	$0.43	$0.08
Weighted average shares outstanding:
Basic and diluted	13,345	12,674	12,674

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Undistributed Net Investment Losses	Undistributed Net Capital Gains	Unrealized Appreciation of Portfolio Securities, net	Unrealized Depreciation of Portfolio Securities - Related Party	Total Net Assets
Balances at December 31, 2014	12,674	$13	$56,049	$(16,956)	$660	$(1,840)	$(1,725)	$36,201

Net (decrease) increase in net assets resulting from operations	—	—	(1,823)	(2,351)	(660)	6,755	(814)	1,107

Balances at December 31, 2015	12,674	13	54,226	(19,307)	—	4,915	(2,539)	37,308

Net (decrease) increase in net assets resulting from operations	—	—	(13)	(2,451)	—	7,347	549	5,432

Balances at December 31, 2016	12,674	13	54,213	(21,758)	—	12,262	(1,990)	42,740

Share-based incentive compensation	844	—	1,096	—	—	—	—	1,096

Net (decrease) increase in net assets resulting from operations	—	—	(5)	(4,014)	—	2,236	954	(829)

Balances at December 31, 2017	13,518	$13	$55,304	$(25,772)	$—	$14,498	$(1,036)	$43,007

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Reconciliation of (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net (decrease) increase in net assets resulting from operations	$(829)	$5,432	$1,107
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	5	13	2,483
Net change in unrealized appreciation of portfolio securities	(2,236)	(7,347)	(6,755)
Net change in unrealized depreciation of portfolio securities - related party	(954)	(549)	814
Share-based incentive compensation	1,096	—	—
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	(2,000)	—
Net proceeds from dispositions of portfolio securities	2,013	—	4,857
Purchases of (proceeds from) temporary cash investments, net	11,991	(15,007)	(9)
Decrease in accounts receivable - affiliates	25	3	—
Increase in accrued interest receivable	(155)	(477)	(577)
Increase in accrued dividend receivable	—	(183)	—
(Increase) decrease in accounts receivable and other	(33)	6	31
(Decrease) increase in accounts payable and accrued liabilities	(147)	233	(628)
(Decrease) increase in accounts payable - directors and officers	(66)	(43)	12
Net cash provided by (used in) operating activities	10,710	(19,919)	1,335
Cash flows from financing activities:
Borrowings under margin account	105,942	102,977	15,000
Repayments under margin account	(117,938)	(87,983)	(14,999)
Net cash (used in) provided by financing activities	(11,996)	14,994	1
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,286)	(4,925)	1,336
Cash, cash equivalents, and restricted cash at beginning of period	12,261	17,186	15,850

Cash, cash equivalents, and restricted cash at end of period	$10,975	$12,261	$17,186
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$12	$63	$915
Accrued interest or dividends exchanged for portfolio securities - related party	$265	$313	$222

Supplemental disclosure of cash flow information:
Interest paid	$12	$7	$2
Income taxes paid	$28	$19	$32

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2017	2016	2015	2014	2013
Investment income	$0.04	$0.04	$0.03	$0.08	$0.00
Expenses	0.34	0.22	0.22	0.28	0.30

Net investment loss	(0.30)	(0.19)	(0.19)	(0.20)	(0.30)

Net realized gain (loss)	—	—	(0.20)	0.06	(0.93)
Net change in unrealized appreciation (depreciation) of portfolio securities	0.17	0.58	0.47	0.03	1.26
Net change in unrealized depreciation of portfolio securities - related party	0.07	0.04	—	—	—
Net increase (decrease) in net assets	(0.06)	0.43	0.08	(0.11)	0.03
Capital transactions:
Shares issued for portfolio securities	0.08	—	—	0.37	—
Dilutive effect of shares issued	(0.21)	—	—	(0.54)	—
Decrease in net assets resulting from capital transactions	(0.13)	—	—	(0.17)	—
Net increase (decrease) in net assets	(0.19)	0.43	0.08	(0.28)	0.03
Net assets at beginning of period	3.37	2.94	2.86	3.14	3.11
Net assets at end of period, basic and diluted	$3.18	$3.37	$2.94	$2.86	$3.14
Weighted average number of shares outstanding during period,
in thousands	13,345	12,674	12,674	11,904	10,562
Market price per share:
Beginning of period	$2.01	$1.79	$2.10	$1.99	$2.36
End of period	$2.40	$2.01	$1.79	$2.10	$1.99
Selected information and ratios:
Ratio of expenses to average net assets	6.52%	7.99%	7.61%	9.75%	9.49%
Ratio of net investment loss to average net assets	(5.48%)	(6.12%)	(6.40%)	(6.97%)	(9.47%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	2.58%	13.57%	3.01%	(3.94%)	1.04%
Total return on market price (1)	19.40%	12.29%	(14.76%)	5.53%	(15.68%)

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	212
Total Control Investments: Majority-owned (represents 16.7% of total investments at fair value)					$10,050	$8,212
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$16,686
Total Affiliate Investments (represents 34.0% of total investments at fair value)					$350	$16,686
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	489,409 shares of common stock (1.7%)(2)		$6,276	$5,240
Total Non-Affiliate Investments - Related Party (represents 10.7% of total investments at fair value)					$6,276	$5,240
Non-Affiliate Investments (less than 5% owned):
5th Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 3/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 2.0% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$17,653	$31,115
Temporary Cash Investments
U.S. Treasury Bill	Government	September	UST 0% 1/18	$17,998	$17,998	$17,998
Total Temporary Cash Investments (represents 36.6% of total investments at fair value)					$17,998	$17,998
Total Investments					$35,651	$49,113

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing; interest and/or dividends are payable in cash, and/or PIK, or a combination thereof (see Note 8 to the financial statements, Portfolio Securities).
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2017

(in thousands, except share data)

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

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2017, we had invested 83.2% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2017, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 80.0% of the total value of the investments in portfolio securities as of December 31, 2017.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 38.9% of our net asset value, 27.3% of our total assets and 53.6% of our investments in portfolio company securities (at fair value) as of December 31, 2017. The value of one segment called “Energy” includes one portfolio company and was 18.6% of our net asset value, 13.1% of our total assets and 25.7% of our investments in portfolio company securities (at fair value) as of December 31, 2017. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2017 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$6,626	$21,926	51.0%
Limited liability company investments	10,050	8,212	19.1%
Secured and subordinated debt	977	977	2.3%
Total	$17,653	$31,115	72.4%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2017 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$16,686	38.9%
Energy	8,000	18.6%
Financial services	5,240	12.1%
Business products and services	977	2.3%
Media	212	0.5%
Total	$31,115	72.4%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$6,250
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	212
Total Control Investments: Majority-owned (represents 10.8% of total investments at fair value)					$10,050	$6,462
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$16,200
Total Affiliate Investments (represents 27.2% of total investments at fair value)					$350	$16,200
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	468,608 shares of common stock (1.7%)		$6,011	$4,021
Total Non-Affiliate Investments - Related Party (represents 6.7% of total investments at fair value)					$6,011	$4,021
Non-Affiliate Investments (less than 5% owned):
5th Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 3/17 (2)	$965	965	965
Biogenic Reagents, LLC Minneapolis, MN	Industrial products	January 2016	16% promissory note due 6/16 (5)	$2,013	2,013	2,013
Total Non-Affiliate Investments (represents 5.0% of total investments at fair value)					$2,978	$2,978
Total Investment in Portfolio Securities					$19,389	$29,661
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2016	UST 0% 1/17	$30,000	30,000	29,994
Total Temporary Cash Investments (represents 50.3% of total investments at fair value)					$30,000	$29,994
Total Investments					$49,389	$59,655

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing; interest is payable in cash, and/or dividends are payable in cash, and/or PIK, or a combination thereof (see Note 8 to the financial statements, Portfolio Securities).
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.
(5)	Income impaired.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(1) ORGANIZATION AND BUSINESS PURPOSE

Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the NYSE under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, our shareholders also approved the change of our name from Equus II Incorporated to Equus Total Return, Inc.

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

We elected to be treated as a BDC under the 1940 Act, although our shareholders have twice authorized us to withdraw this election during 2017 and are expected to provide such an authorization again in 2018 (see “Significant Developments – Authorization to Withdraw BDC Election” above). We currently qualify as a regulated investment company RIC for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2017, we had cash and cash equivalents of $10.8 million. We had $31.1 million of our net assets of $43.0 million invested in portfolio securities. We also had $18.2 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $18.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured January 4, 2018 and we subsequently repaid this margin loan. The margin interest was paid on February 5, 2018.

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

During 2017 and 2016, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we continue to be a BDC, failure to continue to qualify as a RIC could be material to us and our stockholders.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2017 and 2016.

As of December 31, 2017, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

	Fair Value Measurements as of December 31, 2017
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$8,212	$—	$—	$8,212
Affiliate investments	16,686	—	—	16,686
Non-affiliate investments - related party	5,240	5,240	—	—
Non-affiliate investments	977	—	—	977
Total investments	31,115	5,240	—	25,875
Temporary cash investments	17,998	17,998	—	—
Total investments and temporary cash investments	$49,113	$23,238	$—	$25,875

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

The following table provides a reconciliation of fair value changes during 2017 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2016	$6,462	$16,200	$2,978	$25,640
Change in unrealized appreciation	1,750	486	—	2,236
Purchases of portfolio securities	—	—	12	12
Proceeds from sales/dispositions	—	—	(2,013)	(2,013)
Fair value as of December 31, 2017	$8,212	$16,686	$977	$25,875

The following table provides a reconciliation of fair value changes during 2016 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2015	$5,715	$9,600	$915	$16,230
Change in unrealized appreciation	747	6,600	—	7,347
Purchases of portfolio securities	—	—	2,063	2,063
Fair value as of December 31, 2016	$6,462	$16,200	$2,978	$25,640

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2017:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	16,686	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	8,212	Asset approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
	$25,875

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $25.9 million and $25.6 million as of December 31, 2017 and 2016, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

Payment in Kind Interest (PIK)—We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policies, we evaluate accrued interest and dividend income periodically for collectability. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

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

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million, for each of the years ended December 31, 2017, 2016 and 2015.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we paid $3 thousand in state income tax for the year ended December 31, 2017 and we did not owe state income tax for each of the years ended December 31, 2016, and 2015.

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of December 31, 2017, 420,000 shares remain unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the year ended December 31, 2017, we recorded compensation expense of $1.1 million in connection with these awards. There was no share-based compensation for the years ended December 2016 and 2015.

(4) RELATED PARTY TRANSACTIONS AND AGREEMENTS

MVC Capital, Inc. – Share Exchange. On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (“Plan of Reorganization”). As a first step to consummating the Plan or Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. During 2016, we received 22,863 additional shares in the form of dividend payments. As of December 31, 2017, we valued our 496,208 MVC shares at $5.2 million, an increase from $4.0 million at December 31, 2016. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates. Due to the ownership relationship between the Company and MVC, the investment and amounts due to and from MVC have been identified and disclosed as “related party(ies)” in our Consolidated Financial Statements.

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

In November 2011, Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director of the Fund, is a managing partner and co-founder of Global Energy. For each of the years ended December 31, 2017, 2016, and 2015, payments to Global Energy totaled $45,000, $75,000 and $75,000, respectively.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services rendered.  During 2017, 2016 and 2015, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.6 million, $0.4 million and $0.3 million, respectively, for services provided to the Fund during these years.

(5) PLAN OF REORGANIZATION

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

Authorization to Withdraw BDC Election—As a consequence of our Plan of Reorganization, on January 6, 2017 and again on August 25, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer. Notwithstanding these authorizations to withdraw our BDC election, we will not submit any such withdrawal unless and until we are reasonably confident that such Consolidation will be completed.

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

(6) FEDERAL INCOME TAX MATTERS

As a RIC, our tax liability is dependent upon whether an election is made to distribute taxable investment income and capital gains above any statutory requirement. As we have incurred net investment losses and have had no realized gains after taking into account our capital loss carryforwards in 2017, 2016 and 2015, no distributions were required or made.

Our year-end for determining capital gains for purposes of Section 4982 of the Code is October 31.

There are no material book to tax differences for net investment income/losses, realized gains or unrealized appreciation/depreciation. As of December 31, 2017, we had approximately $15.8 million in capital losses of which $7 thousand will begin expiring in 2018 and the remaining $15.7 million can be carried forward indefinitely. $15.5 million of pre-Regulated Investment Company Modification Act capital loss carryforwards expired during the year ended December 31, 2017. Pursuant to Statement of Position 93-2, the expired capital loss has reduced additional-paid-in-capital.

Pursuant to Statement of Position 93-2 (“SOP 93-2”) - Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain and Return of Capital Distributions by Investment Companies, the expired capital loss has a reduced tax basis additional-paid-in capital.

Reclassification of returns of capital had no material book to tax differences for the three years ended December 31, 2017 and therefore has no material book to tax differences impacting accumulated earnings.

We believe that any aggregate exposure for uncertain tax positions should not have a material impact on our financial statements as of December 31, 2017 or December 31, 2016. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2014 through the current year remain open to examination. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(7) COMMITMENTS AND CONTINGENCIES

Lease Commitments. We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2016 is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $109,000, $89,000 and $91,000 for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

Portfolio Companies. As of December 31, 2017 and 2016, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

Legal Proceedings–Shareholder Complaint. On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, alleges a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe this lawsuit is without merit and intend to vigorously dispute the claims made therein. Accordingly, on September 22, 2017, we filed a motion for summary judgment regarding this action. Because the matter remains pending, we have concluded that the likelihood of an unfavorable outcome is neither probable nor remote. As of December 31, 2017, we have not accrued any losses related to this matter.

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

(8) PORTFOLIO SECURITIES

2017 Portfolio Activity

During the year ended December 31, 2017, we received full payment of our senior secured promissory note (“Note”) issued by Biogenic Reagents, LLC (“Biogenic”), in the amount of $2.4 million in cash, consisting of the original principal amount of the Note, together with approximately $0.4 million in interest as accrued thereon.

During the year ended December 31, 2017, we had investment activity of $0.3 million in three portfolio companies. We received $0.04 million in semi-annual interest and $13 thousand in PIK’d interest in respect of the Biogenic Note. During 2017, we received 20,253 shares of MVC in the form of stock dividend payments. We received $12 thousand in PIK’d interest in respect to our loan to 5th Element Tracking, LLC (“5th Element”).

The following table summarizes significant investment activity during the year ended December 31, 2017 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
5TH Element Tracking, LLC	$—	$—	$—	$12	$12
MVC Capital, Inc.	—	—	—	265	265
	$—	$—	$—	$277	$277

During 2017, we realized net capital losses of $5 thousand due to the disposition of temporary cash investments.

Year Ended December 31, 2017

During 2017, we recorded an increase of $3.2 million in net unrealized appreciation, from $10.3 million at December 31, 2016 to $13.5 million at December 31, 2017, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $1.0 million due to an increase in the MVC share price during 2017 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. (“PalletOne”) of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue increases and favorable growth prospects; and

(iii)	Increase in the fair value of our holdings in Equus Energy of $1.7 million, principally due to an increase in comparable transactions for mineral leases, a combination of increased production, and a continued increase in short- and long-term prices for crude oil and natural gas.

2016 Portfolio Activity

During the year ended December 31, 2016, we had investment activity of $2.4 million in three portfolio companies. We invested $2.0 million in Biogenic in the form of a senior secured Note, bearing cash and PIK interest at the combined rate of 16% per annum. During 2016, we received $0.04 million in semi-annual interest and $13 thousand in PIK’d interest in respect of our note with 5th Element. During 2016, we also received 22,863 shares of MVC in the form of dividend payments.

The following table summarizes significant investment activity during the year ended December 31, 2016 (in thousands):

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

During 2016, we recorded an increase of $7.9 million in net unrealized appreciation, from $2.4 million at December 31, 2015 to $10.3 million at December 31, 2016, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.5 million due to an increase in the MVC share price during 2016 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne of $6.6 million due to continued strong revenue and earnings growth, and an overall improvement in comparable industry sectors;

(iii)	Increase in the fair value of our holdings in Equus Energy of $0.8 million, principally due to a combination of an increase in comparable transactions for mineral leases, increased production, and a continued increase short- and long-term prices for crude oil and natural gas.

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

(iv)	Transfer of unrealized depreciation to realized gain on our holding of Orco Property Group, S. A. notes of $0.4 million in connection with the sale of our interest in these notes; and

(iv)	Transfer of unrealized depreciation to realized loss of $2.9 million in connection with our holdings in Spectrum Management, LLC and the sale of our interest therein.

(9) EQUUS ENERGY, LLC

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

Below is selected financial information from the audited financial statements of Equus Energy as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$307	$291
Accounts receivable	101	91
Other current assets	33	32
Total current assets	441	414
Oil and gas properties	8,064	8,055
Less: accumulated depletion, depreciation and amortization	(7,434)	(7,145)
Net oil and gas properties	630	910
Total assets	$1,072	$1,324

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$107	$75
Due to affiliate	586	611
Total current liabilities	693	686
Asset retirement obligations	190	184
Total liabilities	883	870

Total member's equity	188	454
Total liabilities and member's equity	$1,071	$1,324

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Operations

	Year Ended December 31
	2017	2016	2015

Operating revenue	$861	$683	$1,091
Operating expenses
Direct operating expenses	554	632	1,103
General and administrative	278	392	356
Depletion, depreciation, amortization and accretion	295	369	771
Impairment	—	265	3,978
Total operating expenses	1,127	1,658	6,208
Operating loss before income tax expense	(266)	(975)	(5,117)
Income tax benefit (expense)	—	—	61
Net loss	$(266)	$(975)	$(5,056)

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015

Cash flows from operating activities:

Net loss	$(266)	$(975)	$(5,056)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Impairment	—	265	3,978
Depletion, depreciation and amortization	289	369	766
Accretion expense	6	—	5
Changes in operating assets and liabilities:
Accounts receivable	(10)	31	188
Prepaid expenses and other current assets	(1)	—	4
Affiliate payable/receivable	(25)	—	—
Accounts payable and other	32	(131)	95
Net cash (used in) provided by operating activities	25	(441)	(20)

Cash flows from investing activities:
Investment in oil & gas properties	(9)	(35)	(76)
Sale of oil & gas properties	—	250	—
Net cash provided by (used in) investing activities	(9)	215	(76)
Net (decrease) increase in cash	16	(226)	(96)
Cash and cash equivalents at beginning of period	291	517	613
Cash and cash equivalents at end of period	$307	$291	$517

Non-cash investing and financing activities:
Revision of net asset retirement obligation	$—	$—	$(11)

Supplemental disclosure of cash flow information
Income taxes refunded (paid)	$—	$—	$21

Equus Energy did not record any impairment during the year ended December 31, 2017. Based on calculated reserves at December 31, 2016 and December 31, 2015, the unamortized costs of the Company’s oil and natural gas properties exceeded the ceiling test limit by $264,591 and $3,978,437, respectively.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted—In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) — Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update). Among other things, this ASU incorporates into the FASB ASC Topic 250, SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on the financial statements of recently issued accounting standards when adopted, and specifically for ASU 2014-09, ASU 2016-02, and ASU 2016-03. If a registrant does not know or cannot reasonably estimate the impact of adoption of the above standards, the SEC staff expects the registrant to make a statement to that effect. Consistent with SAB Topic 11.M, the SEC staff also expects the registrant to provide qualitative disclosures to help users assess the significance the adoption will have on the financial statements. Other than our continued assessment of ASU 2014-09 through the date of adoption, the adoption of ASU 2017-03 did not have an impact on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) — Restricted Cash. This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 in the fourth quarter of 2017 and applied the guidance retrospectively to our prior period consolidated statement of cash flows. Other than the revised statement of cash flows presentation of restricted cash, the adoption of ASU 2016-18 did not have an impact on our consolidated financial statements.

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

Accounting Standards Not Yet Adopted—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. ASU 2016-15 provides guidance on eight specific cash flow issues including the statement of cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2016-15 on our statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic 325-40, Investments -Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our financial statements.

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

Accounting Standards Related to Revenue from Contracts with Customers (Topic 606)—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized.

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

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance for Topic 606 will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016.

We completed our initial assessment in evaluating the potential impact of Topic 606 on our financial statements and based on our initial assessment, determined that our financial instruments are excluded from the scope of ASC 606. As a result of the scope exception for financial instruments, our management has determined that there will be no material changes to the recognition timing and classification of revenue and expenses.

(11) SELECTED QUARTERLY DATA (UNAUDITED)

(in thousands, except per share amounts)	Year Ended December 31, 2017
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Total investment income	$190	$137	$112	$121	$560
Net investment loss	(2,480)	(333)	(441)	(765)	(4,014)
Increase in net assets resulting
from operations	(1,802)	87	(121)	1,007	(829)

Basic and diluted earnings per share (1)	(0.14)	0.01	(0.01)	0.07	(0.07)

(in thousands, except per share amounts)	Year Ended December 31, 2016
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Total investment income	$138	$227	$191	$192	$748
Net investment loss	(733)	(452)	(570)	(696)	(2,451)
Increase in net assets resulting
from operations	242	2,067	1,889	1,234	5,432

Basic and diluted earnings per share (1)	0.02	0.17	0.16	0.08	0.43

(1) The sum of quarterly per share amount may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(12) SUBSEQUENT EVENT

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On January 4, 2018, our holding in $18.0 million in U. S. Treasury Bills matured and we repaid our year-end margin loan, together with interest, as accrued

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We assessed our internal control over financial reporting as of December 31, 2017, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2018 (the “2018 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2018 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates	66

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2017
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income(d)	As of December 31, 2016 Fair Value	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2017 Fair Value
Control investments: Majority-owned
Equus Energy, LLC	Member interest (100%)	$-	$6,250	$1,750	$-	8,000
Equus Media Development Company, LLC	Member interest (100%)	-	212	-	-	212
Total Control investments: Majority-owned		-	6,462	1,750	-	8,212
Total Control investments		-	6,462	1,750	-	8,212
Affiliate Investments
PalletOne, Inc.	350,000 shares of common stock	-	16,200	486	-	16,686
Total Affiliate investments		-	16,200	486	-	16,686
Total Investments In and Advances to Affiliates		$-	$22,662	$2,236	$-	$24,898

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2017.
(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10	.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(g)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014 [Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2014.]

(h)	Plan of Reorganization of the Registrant, dated as of May 13, 2014 [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2014.]

(i)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

Item 16. Form 10-K Summary

Not applicable.

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

99.	Equus Energy, LLC and Subsidiary

(1)	Consolidated Financial Statements of Equus Energy, LLC and Subsidiary for the years ended December 31, 2017 and 2016 [filed herewith]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: April 17, 2018	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	April 17, 2018
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	April 17, 2018
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	April 17, 2018
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	April 17, 2018
Robert L. Knauss

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	April 17, 2018
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2018
L’Sheryl D. Hudson

