Form 10-Q
period 2018-03-31
EQUUS TOTAL RETURN, INC.
filed 2018-05-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 14, 2018

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2018	December 31, 2017
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050 and $10,050 respectively)	$8,462	$8,212
Affiliate investments (cost at $350 and $350 respectively)	17,800	16,686
Non-affiliate investments - related party (cost at $6,350 and $6,276 respectively)	4,995	5,240
Non-affiliate investments (cost at $977 and $977 respectively)	977	977
Total investments in portfolio securities at fair value	32,234	31,115
Temporary cash investments	18,992	17,998
Cash and cash equivalents	10,171	10,795
Restricted cash	190	180
Accounts receivable - due from affiliates	561	586
Accrued interest receivable	455	420
Other assets	61	110
Total assets	62,664	61,204
Liabilities and net assets
Accounts payable	290	122
Accounts payable to related parties	122	77
Borrowing under margin account	18,992	17,998
Total liabilities	19,404	18,197

Commitments and contingencies (see Note 2)

Net assets	$43,260	$43,007

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	55,501	55,304
Undistributed net investment losses	(26,763)	(25,772)
Undistributed net capital gains	2	—
Unrealized appreciation of portfolio securities, net	15,862	14,498
Unrealized depreciation of portfolio securities - related party	(1,355)	(1,036)
Total net assets	$43,260	$43,007
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.20	$3.18

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$74	$63
Non-affiliate investments	34	124
Total interest and dividend income	108	187
Interest from temporary cash investments	5	3
Total investment income	113	190

Expenses:
Transaction costs	—	1,283
Compensation expense	511	681
Professional fees	399	443
Director fees and expenses	78	148
General and administrative expense	90	88
Mailing, printing and other expenses	21	25
Interest expense	3	2
Taxes	2	—
Total expenses	1,104	2,670

Net investment loss	(991)	(2,480)

Net realized gain (loss):
Control investments	—	—
Non-affiliate investments	—	—
Temporary cash investments	2	(3)
Net realized gain (loss)	2	(3)

Net unrealized appreciation of portfolio securities:
End of period	15,862	12,749
Beginning of period	14,498	12,262
Net change in net unrealized appreciation of portfolio securities	1,364	487

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,355)	(1,795)
Beginning of period	(1,036)	(1,990)
Net change in net unrealized depreciation of portfolio securities - related party	(319)	195

Net increase (decrease) in net assets resulting from operations	$56	$(1,801)

Net decrease in net assets resulting from operations per share:
Basic and diluted	$0.00	$(0.14)
Weighted average shares outstanding:
Basic and diluted	13,518	12,814

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Undistributed Net Investment Losses	Undistributed Net Capital Gains	Unrealized Appreciation of Portfolio Securities, net	Unrealized Depreciation of Portfolio Securities - Related Party	Total Net Assets
Balances at December 31, 2017	13,518	$13	$55,304	$(25,772)	$—	$14,498	$(1,036)	$43,007

Share-based incentive compensation	—	—	197	—		—	—	197

Net (decrease) increase in net assets resulting from operations	—	—	—	(991)	2	1,364	(319)	56

Balances at March 31, 2018	13,518	$13	$55,501	$(26,763)	$2	$15,862	$(1,355)	$43,260

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Reconciliation of increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net increase (decrease) in net assets resulting from operations	$56	$(1,801)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss	(2)	3
Net change in unrealized appreciation of portfolio securities	(1,364)	(487)
Net change in unrealized depreciation of portfolio securities - related party	319	(195)
Share-based incentive compensation	197	483
Changes in operating assets and liabilities:
Purchases of (proceeds from) temporary cash investments, net	(992)	(5,008)
Decrease in accounts receivable-due from affiliates	25	—
(Increase) in accrued interest receivable	(109)	(187)
Decrease in other assets	49	41
Increase in accounts payable and accrued liabilities	168	770
Increase (decrease) in accounts payable to related parties	45	(72)
Net cash used in operating activities	(1,608)	(6,453)
Cash flows from financing activities:
Borrowings under margin account	18,992	34,999
Repayments under margin account	(17,998)	(29,994)
Net cash provided by financing activities	994	5,005
Net (decrease) in cash and cash equivalents	(614)	(1,448)
Cash and cash equivalents at beginning of period	10,975	12,261
Cash and cash equivalents at end of period	$10,361	$10,813
Non-cash operating and financing activities:
Dividends exchanged for portfolio securities - related party	$74	$63
Supplemental disclosure of cash flow information:
Interest paid	$3	$2
Income taxes paid	$—	$7

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ended March 31,
	2018	2017

Investment income	$0.01	$0.01

Expenses	0.08	0.20

Net investment loss	(0.07)	(0.19)

Net change in unrealized appreciation	0.10	0.04
Net change in unrealized depreciation - related party	(0.02)	0.01
Net increase (decrease) in net assets	0.01	(0.14)
Capital transactions:
Share-based incentive compensation	0.01	0.04
Dilutive effect of shares issued	—	(0.21)
Decrease in net assets resulting from capital transactions	0.01	(0.17)
Net (decrease) increase in net assets	0.02	(0.31)
Net assets at beginning of period	3.18	3.37
Net assets at end of period, basic and diluted	$3.20	$3.06
Weighted average number of shares outstanding during period,
in thousands	13,518	12,814
Market price per share:
Beginning of period	$2.40	$2.01
End of period	$2.38	$2.49
Selected information and ratios:
Ratio of expenses to average net assets	2.56%	6.34%
Ratio of net investment loss to average net assets	(2.30%)	(5.89%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	0.13%	(4.28%)
Total return on market price (1)	(0.83%)	23.88%

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,250
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	212
Total Control Investments: Majority-owned (represents 16.5% of total investments at fair value)					$10,050	$8,462
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$17,800
Total Affiliate Investments (represents 34.7% of total investments at fair value)					$350	$17,800
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	503,073 shares of common stock (1.7%)		$6,350	$4,995
Total Non-Affiliate Investments - Related Party (represents 9.8% of total investments at fair value)					$6,350	$4,995
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.9% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$17,727	$32,234
Temporary Cash Investments
U.S. Treasury Bill	Government	March 2018	UST 0% 4/18	$18,992	$18,992	$18,992
Total Temporary Cash Investments (represents 37.1% of total investments at fair value)					$18,992	$18,992
Total Investments					$36,719	$51,226

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2018

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2018, we had invested 84.5% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of March 31, 2018, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 81.5% of the total value of the investments in portfolio securities as of March 31, 2018.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 41.1% of our net asset value, 28.4% of our total assets and 55.2% of our investments in portfolio company securities (at fair value) as of March 31, 2018. The value of one segment called “Energy” includes one portfolio company and was 19.1% of our net asset value, 13.2% of our total assets and 25.6% of our investments in portfolio company securities (at fair value) as of March 31, 2018. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2018 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$6,700	$22,795	52.7%
Limited liability company investments	10,050	8,462	19.6%
Secured and subordinated debt	977	977	2.2%
Total	$17,727	$32,234	74.5%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2018 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$17,800	41.1%
Energy	8,250	19.1%
Financial services	4,995	11.5%
Business products and services	977	2.2%
Media	212	0.6%
Total	$32,234	74.5%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	211
Total Control Investments: Majority-owned (represents 16.7% of total investments at fair value)					$10,050	$8,211
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$16,686
Total Affiliate Investments (represents 34.0% of total investments at fair value)					$350	$16,686
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	489,409 shares of common stock (1.7%)		$6,276	$5,240
Total Non-Affiliate Investments - Related Party (represents 10.7% of total investments at fair value)					$6,276	$5,240
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 3/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 2.0% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$17,653	$31,114
Temporary Cash Investments
U.S. Treasury Bill	Government	September	UST 0% 1/18	$17,998	$17,998	$17,998
Total Temporary Cash Investments (represents 36.6% of total investments at fair value)					$17,998	$17,998
Total Investments					$35,651	$49,112

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

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

MARCH 31, 2018

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

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”).

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We view this period as the twelve-month period from the date of the financial statements in this Form 10-Q, i.e., the period through March 31, 2019. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and, to the extent we remain a BDC, to finance routine follow-on investments, if any, through the next twelve months.

Cash and Cash Equivalents—As of March 31, 2018, we had cash and cash equivalents of $10.2 million. We had $32.2 million of our net assets of $43.3 million invested in portfolio securities. We also had $19.2 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $19.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on April 2, 2018 and we subsequently repaid this margin loan, plus interest. The margin interest was paid on May 3, 2018.

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

As of March 31, 2018, we had no outstanding commitments to our portfolio company investments.

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

As of March 31, 2018, we borrowed $19.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $19.2 million.

As of December 31, 2017, we borrowed $18.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $18.2 million.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first three months of 2018, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. We are also evaluating potential opportunities that could enable us to effect a Consolidation and become an operating company as described in Note 6 – Plan of Reorganization below. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2018 and the first three months of 2019.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2018 and the year ended December 31, 2017.

As of March 31, 2018, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of March 31, 2018
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$8,462	$—	$—	$8,462
Affiliate investments	17,800	—	—	17,800
Non-affiliate investments - related party	4,995	4,995	—	—
Non-affiliate investments	977	—	—	977
Total investments	32,234	4,995	—	27,239
Temporary cash investments	18,992	18,992	—	—
Total investments and temporary cash investments	$51,226	$23,987	$—	$27,239

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2018 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2017	$8,212	$16,686	$977	$25,875
Change in unrealized appreciation	250	1,114	—	1,364
Fair value as of March 31, 2018	$8,462	$17,800	$977	$27,239

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2017 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2016	$6,462	$16,200	$2,978	$25,640
Change in unrealized appreciation (depreciation)	1	486	—	487
Fair value as of March 31, 2017	$6,463	$16,686	$2,978	$26,127

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2018:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	17,800	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	8,462	Asset approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
	$27,239

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $27.2 million and $25.9 million as of March 31, 2018 and December 31, 2017, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of March 31, 2018 and December 31, 2017, one of our portfolio investments consisting of 503,073 and 496,208 common shares of MVC, respectively, was publicly listed on the NYSE.

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

As of March 31, 2018, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

All corporations organized in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million for the year ended December 31, 2017.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended March 31, 2018, respectively, and we paid $3 thousand in state income tax for the year ended December 31, 2017.

Accounting Standards Recently Adopted—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) — Restricted Cash. This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 in the fourth quarter of 2017 and applied the guidance retrospectively to our prior period consolidated statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to ASC Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the ASC Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. Our adoption of this ASU did not have an impact on the financial position or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. ASU 2016-15 provides guidance on eight specific cash flow issues including the statement of cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Our adoption of ASU 2016-15 did not have a material impact on our statements of cash flows.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU requires that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Our adoption of ASU 2016-01 did not have a material effect on our financial statements.

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

The impact of the adoption of this new accounting standard on our consolidated financial statements was not material as Topic 606 provides for exceptions related to the Fund’s portfolio investments.

Accounting Standards Not Yet Adopted—In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic 325-40, Investments -Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our financial statements.

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

(4)	Related Party Transactions and Agreements

Share Exchange with MVC Capital, Inc.—On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (“Plan of Reorganization”). As a first step to consummating the Plan of Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. During the first quarter of 2018, we received 6,864 additional MVC shares in the form of dividend payments. As of March 31, 2018, we valued our 503,073 MVC shares at $5.0 million, a decrease from $5.2 million at December 31, 2017. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates. Due to the ownership relationship between the Company and MVC, the investment and amounts due to and from MVC have been identified and disclosed as “related party(ies)” in our Consolidated Financial Statements.

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

In November 2011, Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, a director of the Fund, is a managing partner and co-founder of Global Energy. The agreement was terminated effective June 28, 2017. For the three months ended March 31, 2017, payments to Global Energy totaled $18,750.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services.  During the three months ended March 31, 2018 and March 31, 2017, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.1 million and $0.2 million, respectively, for services provided to the Fund.

(5)	Portfolio Securities

During the three months ended March 31, 2018, we received dividends in the form of additional shares of $0.07 million relating to our shareholding in MVC.

During the three months ended March 31, 2018, we recorded a net change in unrealized appreciation of $1.1 million, to a net unrealized appreciation of $14.5 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)

Decrease in the fair value of our shareholding in MVC of $0.2 million due to a decrease in the share price of MVC, offset by the receipt of a dividend payment in the form of additional shares of MVC during the quarter;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $1.1 million due to increases in revenue and EBITDA, as well as promising acquisition and growth prospects; and

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

During the three months ended March 31, 2017, we recorded a net change in unrealized appreciation of $0.7 million, to a net unrealized appreciation of $11.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.2 million due to the receipt of a dividend payment in the form of additional shares of MVC; and

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue and earnings growth.

(6)	Plan of Reorganization

Plan of Reorganization and Share Exchange with MVC Capital —On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (hereinafter, the “Plan of Reorganization”). As a first step to consummating the Plan of Reorganization, we sold to MVC Capital, Inc. (“MVC”) 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock.

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

Authorization to Withdraw BDC Election—On January 6, 2017 and again on August 25, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer. These separate authorizations, which have since expired, were given as a consequence of the Plan of Reorganization described above. As our intention is to continue to seek a transformative transaction that would result in a Consolidation under our Plan of Reorganization, we anticipate that we will again receive such an authorization in 2018. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a Consolidation. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

(7)	2016 Equity Incentive Plan

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of March 31, 2018, 280,000 shares of restricted stock which were granted pursuant to the Incentive Plan, remained unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the three months ended March 31, 2018 and 2017, we recorded compensation expense of $0.2 million and $0.5 million, respectively, in connection with these awards.

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

Revenue and Income—During the three months ended March 30, 2018, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.3 million, $0.1 million, and ($0.04) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.2 million, $0.1 million, and ($0.09) million, respectively, for the three months ended March 31, 2017.

Capital Expenditures—During the three months ended March 31, 2018 and March 31, 2017, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant. The operators of the various working interest communicated their intent to wait until 2019, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of March 31, 2018 and December 31, 2017 and for the three months March 31, 2018 and 2017, respectively, (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$319	$307
Accounts receivable	132	101
Other current assets	33	33
Total current assets	484	441
Oil and gas properties	8,112	8,064
Less: accumulated depletion, depreciation and amortization	(7,515)	(7,434)
Net oil and gas properties	597	630
Total assets	$1,081	$1,071
Liabilities and member's equity
Current liabilities:
Accounts payable and other	$185	$107
Due to affiliate	561	586
Total current liabilities	746	693
Asset retirement obligations	191	190
Total liabilities	937	883
Total member's equity	144	188
Total liabilities and member's equity	$1,081	$1,071

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

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2017

Operating revenue	$295	$247
Operating expenses
Direct operating expenses	163	147
General and administrative	94	93
Depletion, depreciation, amortization and accretion	82	97
Total operating expenses	339	337
Operating loss before income tax expense	(44)	(90)
Income tax benefit (expense)	—	—
Net loss	$(44)	$(90)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(44)	$(90)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	82	97
Changes in operating assets and liabilities:
Accounts receivable	(31)	(13)
Prepaid expenses and other current assets	—	(10)
Accounts payable and other	78	(40)
Due to affiliate	(25)	—
Net cash provided by (used in) operating activities	60	(56)

Cash flows from investing activities:
Investment in oil & gas properties	(48)	—
Net cash used in investing activities	(48)	—
Net increase (decrease) in cash	12	(56)
Cash and cash equivalents at beginning of period	307	291
Cash and cash equivalents at end of period	$319	$235

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.08 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2018, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during the three months ended March 31, 2018 and March 31, 2017, respectively.

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

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of March 31, 2018 and March 31, 2017, the Company had no federal income tax expense.

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

On April 2, 2018, we sold U.S. Treasury Bills for $19.0 million and repaid our margin loan.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2017, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Plan of Reorganization

Plan of Reorganization and Share Exchange with MVC Capital —On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (hereinafter, the “Plan of Reorganization”). As a first step to consummating the Plan of Reorganization, we sold to MVC Capital, Inc. (“MVC”) 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a business development company traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock.

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with MVC, a subsidiary of MVC, or one or more of MVC’s portfolio companies (the “Consolidation”). Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy and/or financial services sector.

Agreement to Acquire Portfolio Company of MVC—On April 24, 2017, we entered into a Stock Purchase Agreement and Plan of Merger (“Merger Agreement”) with ETR Merger Sub, Inc., a newly-formed wholly-owned subsidiary of Equus, certain shareholders of USG&E, and MVC as a selling shareholder of U.S. Gas & Electric, Inc. (“USG&E”) and as representative of the selling USG&E shareholders. On May 30, 2017, USG&E and MVC notified us that they had accepted a proposal from Crius Energy Trust, that was considered by the respective boards of directors of USG&E and MVC to constitute a “Superior Proposal” (as such term is defined in the Merger Agreement) to the terms and conditions of the Merger Agreement, and, accordingly, provided us with a notice of termination pursuant to the Merger Agreement. Further, pursuant to the Merger Agreement, USG&E paid us a termination fee of $2.5 million (see Note 4 – Related Party Transactions and Agreements above).

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

Authorization to Withdraw BDC Election—On January 6, 2017 and again on August 25, 2017, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer. These separate authorizations, which have since expired, were given as a consequence of the Plan of Reorganization described above. As our intention is to continue to seek a transformative transaction that would result in a Consolidation under our Plan of Reorganization, we anticipate that we will again receive such an authorization in 2018. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a Consolidation. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. For the three months ended March 31, 2018 and 2017, we recorded compensation expense of $0.2 million and $0.5 million, respectively, in connection with these awards.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Annual Report on Form 10-K for the year ended December 31, 2017.

Accounting Standards Recently Adopted—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) — Restricted Cash. This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 in the fourth quarter of 2017 and applied the guidance retrospectively to our prior period consolidated statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to ASC Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the ASC Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. Our adoption of this ASU did not have an impact on the financial position or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. ASU 2016-15 provides guidance on eight specific cash flow issues including the statement of cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Our adoption of ASU 2016-15 did not have a material impact on our statements of cash flows.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU requires that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Our adoption of ASU 2016-01 did not have a material effect on our financial statements.

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

The impact of the adoption of this new accounting standard on our consolidated financial statements was not material as Topic 606 provides for exceptions related to the Fund’s portfolio investments.

Accounting Standards Not Yet Adopted—In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic 325-40, Investments -Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our financial statements.

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

Current Market Conditions

The U.S. economy expanded at an annualized rate of 2.3% during the first quarter of 2018, following an annualized increase of 3.2% and 2.9% during the third and fourth quarters, respectively, of 2017. Despite a labor market at near full employment, the more modest increase in the first quarter of 2018 as compared to the two previous quarters was reflective of decreased consumer spending and lower orders for durable goods. The Conference Board Economic Forecast, however, projects overall GDP growth in 2018 to be 2.8%, increasing to 3.0% in 2019, with expectations of continued strong consumer spending and low unemployment offset by slower export growth to Europe and emerging markets. Overall housing starts continued to show tepid growth throughout the first quarter, increasing 1.9% to 1.3 million units during March 2018, but also showing weakness in single family home starts, which fell 3.7% during the month. Sales of existing homes also increased a modest 1.1% in March 2018, but amid high inventories, many economists see this figure decreasing through the rest of 2018. Business investment slowed during the first quarter of 2018 due to lower purchases of durable goods with the exception of civilian aircraft. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Bureau of Labor Statistics, The Wall Street Journal, New York Times, CNBC, Conference Board Leading Economic Index).

Merger and acquisition activity worldwide had its strongest start ever in the first quarter of 2018, reaching $1.2 trillion during the period, an increase of 67% as compared to the first quarter of 2017, and approximately 34% of the total for all of 2017. The number of transactions decreased 10%, indicating a more concentrated number of high value transactions. Spurred by U.S. tax code changes, market conditions for business transactions during 2017 and the first quarter of 2018 have continued to steadily improve, continuing a multi-year trend, as larger corporations have had increased access to credit markets and are still holding significant amounts of cash and have focused on acquisitions as part of future growth plans. Private equity funds were able to raise a record amount of funds in 2017 at $453 billion, increasing their assets under management to over $1 trillion. However, the abundance of capital has also put upward pressure on asset prices and has constrained expected yields. (Source: Prequin).

During the three months ended March 31, 2018, our net asset value increased from $3.18 per share to $3.20 per share, an increase of 0.6%. As of March 31, 2018, our common stock is trading at a 25.6% discount to our net asset value as compared to 24.6% as of December 31, 2017.

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

Results of Operations

Investment Income and Expense

Net investment loss was $1.0 million for the three months ended March 30, 2018 and $2.5 million for the three months ended March 30, 2017, respectively. The decrease in net investment loss generated at March 31, 2018 compared to March 31, 2017 is due primarily to (i) transaction costs of $1.3 million incurred during the first quarter of 2017 related to the Fund’s agreement to acquire U.S. Gas & Electric, Inc., and (ii) a decrease in compensation expense of $0.2 million during the first quarter of 2018 as compared to the first quarter of 2017.

Investment income was $0.1 million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The decrease is due to the decline of interest-bearing investments.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2018, we realized a gain of $1.8 thousand from the sale of temporary cash investments.

During the three months ended March 31, 2017, we realized a loss of $3.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the three months ended March 31, 2018, we recorded a net change in unrealized appreciation of $1.1 million, to a net unrealized appreciation of $14.5 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)

Decrease in the fair value of our shareholding in MVC of $0.2 million due to a decrease in the share price of MVC, offset by the receipt of a dividend payment in the form of additional MVC shares during the quarter;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $1.1 million due to increases in revenue and EBITDA, as well as promising acquisition and growth prospects; and

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

During the three months ended March 31, 2017, we recorded a net change in unrealized appreciation of $0.7 million, to a net unrealized appreciation of $11.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.2 million due to the receipt of a dividend payment in the form of additional shares of MVC; and

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue and earnings growth.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Securities

During the three months ended March 31, 2018, we received dividends in the form of additional shares of $0.07 million relating to our shareholding in MVC.

During the three months ended March 31, 2017, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

Subsequent Events

We performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On April 2, we sold U.S. Treasury Bills for $19.0 million and repaid our margin loan.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Shareholder Complaint—On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, purports to allege a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the allegations included therein, are without merit and intend to continue a vigorous defense against the same. On September 22, 2017, we filed a motion for summary judgment regarding this action. The plaintiff has not yet filed an opposition to our motion and a hearing on the motion has not been set by the court.

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

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K for the year ended December 31, 2017, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described therein are not the only ones facing the Fund.

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

Date: May 14, 2018

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

