Form 10-Q
period 2018-09-30
EQUUS TOTAL RETURN, INC.
filed 2018-11-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 14, 2018

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2018	December 31, 2017
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050)	$10,711	$8,212
Affiliate investments (cost at $350)	20,500	16,686
Non-affiliate investments - related party (cost at $6,501 and $6,276, respectively)	5,004	5,240
Non-affiliate investments (cost at $977)	977	977
Total investments in portfolio securities at fair value	37,192	31,115
Temporary cash investments	16,995	17,998
Cash and cash equivalents	8,206	10,795
Restricted cash	170	180
Accounts receivable from affiliates	561	586
Accrued interest receivable	489	420
Other assets	174	110
Total assets	63,787	61,204
Liabilities and net assets
Accounts payable	114	122
Accounts payable to related parties	107	77
Borrowing under margin account	16,995	17,998
Total liabilities	17,216	18,197

Commitments and contingencies (see Note 2)

Net assets	$46,571	$43,007

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	55,661	55,304
Undistributed net investment losses	(28,421)	(25,772)
Undistributed net capital gains	4	—
Unrealized appreciation of portfolio securities, net	20,811	14,498
Unrealized depreciation of portfolio securities, net - related party	(1,497)	(1,036)
Total net assets	$46,571	$43,007
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.45	$3.18

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$76	$65	$225	$192
Non-affiliate investments	—	45	69	240
Total interest and dividend income	76	110	294	432
Interest from temporary cash investments	9	2	21	7
Total investment income	85	112	315	439

Expenses:
Transaction costs	—	(204)	—	2,501
Compensation expense	365	292	1,263	1,899
Professional fees	206	314	1,011	977
Director fees and expenses	75	46	271	453
General and administrative expense	126	81	300	263
Mailing, printing and other expenses	31	17	98	77
Interest expense	—	4	4	13
Taxes	4	4	17	10
Total expenses	807	554	2,964	6,193
Merger termination fee (see note 6)	—	—	—	(2,500)
Total net expenses	807	554	2,964	3,693

Net investment loss	(722)	(442)	(2,649)	(3,254)

Net realized gain (loss):
Temporary cash investments	3	(1)	4	(5)
Net realized gain (loss)	3	(1)	4	(5)

Net unrealized appreciation of portfolio securities:
End of period	20,811	12,998	20,811	12,998
Beginning of period	17,812	12,749	14,498	12,262
Net change in net unrealized appreciation of portfolio securities	2,999	249	6,313	736

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,497)	(1,304)	(1,497)	(1,304)
Beginning of period	(1,575)	(1,375)	(1,036)	(1,990)
Net change in net unrealized depreciation of portfolio securities - related party	78	71	(461)	686

Net increase (decrease) in net assets resulting from operations	$2,358	$(123)	$3,207	$(1,837)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.17	$(0.01)	$0.24	$(0.14)
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,286

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Undistributed Net Investment Losses	Undistributed Net Capital Gains	Unrealized Appreciation of Portfolio Securities, net	Unrealized Depreciation of Portfolio Securities - Related Party	Total Net Assets
Balances at December 31, 2017	13,518	$13	$55,304	$(25,772)	$—	$14,498	$(1,036)	$43,007

Share-based incentive compensation	—	—	357	—	—	—	—	357

Net (decrease) increase in net assets resulting from operations	—	—	—	(2,649)	4	6,313	(461)	3,207

Balances at September 30, 2018	13,518	$13	$55,661	$(28,421)	$4	$20,811	$(1,497)	$46,571

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$3,207	$(1,837)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss	(4)	5
Net change in unrealized appreciation of portfolio securities	(6,313)	(736)
Net change in unrealized depreciation of portfolio securities - related party	461	(686)
Share-based incentive compensation	357	1,096
Changes in operating assets and liabilities:
Net proceeds from dispositions of portfolio securities	—	2,013
Purchases of (proceeds from) temporary cash investments, net	1,007	11,998
Decrease in accounts receivable-due from affiliates	25	25
(Increase) in accrued interest receivable	(294)	(37)
Increase in other assets	(64)	(68)
Decrease in accounts payable and accrued liabilities	(8)	658
Increase (decrease) in accounts payable to related parties	30	(120)
Net cash provided by (used in) operating activities	$(1,596)	12,311
Cash flows from financing activities:
Borrowings under margin account	47,985	87,944
Repayments under margin account	(48,988)	(99,946)
Net cash provided by financing activities	(1,003)	(12,002)
Net (decrease) in cash and cash equivalents	(2,599)	309
Cash, cash equivalents and restricted cash at beginning of period	10,975	12,261
Cash, cash equivalents and restricted cash at end of period	$8,376	$12,570
Non-cash operating and financing activities:
Accrued interest exchanged for portfolio securities	$—	$12
Dividends exchanged for portfolio securities - related party	$225	$192
Supplemental disclosure of cash flow information:
Interest paid	$4	$10
Income taxes paid	$13	$21

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended September 30,
	2018	2017

Investment income	$0.02	$0.03
Expenses	0.22	0.28

Net investment loss	(0.20)	(0.25)

Net change in unrealized appreciation	0.47	0.06
Net change in unrealized depreciation - related party	(0.03)	0.05
Net increase (decrease) in net assets	0.24	(0.14)
Capital transactions:
Share-based incentive compensation	0.03	0.08
Dilutive effect of shares issued	—	(0.20)
Increase (decrease) in net assets resulting from capital transactions	0.03	(0.12)
Net (decrease) increase in net assets	0.27	(0.26)
Net assets at beginning of period	3.18	3.37
Net assets at end of period, basic and diluted	$3.45	$3.11
Weighted average number of shares outstanding during period,
in thousands	13,518	13,286
Market price per share:
Beginning of period	$2.40	$2.01
End of period	$2.36	$2.43
Selected information and ratios:
Ratio of expenses to average net assets	6.62%	14.62%
Ratio of net investment loss to average net assets	(5.92%)	(7.68%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	7.16%	(4.34%)
Total return on market price (1)	(1.67%)	20.90%

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(Unaudited)

(in thousands, except share data)

		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$10,500
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	211
Total Control Investments: Majority-owned (represents 19.8% of total investments at fair value)					$10,050	$10,711
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$20,500
Total Affiliate Investments (represents 37.8% of total investments at fair value)					$350	$20,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	518,592 shares of common stock (1.7%)		$6,501	$5,004
Total Non-Affiliate Investments - Related Party (represents 9.2% of total investments at fair value)					$6,501	$5,004
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.8% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					17,878	37,192
Temporary Cash Investments
U.S. Treasury Bill	Government	September 2018	UST 0% 10/18	$16,995	$16,995	$16,995
Total Temporary Cash Investments (represents 31.4% of total investments at fair value)					$16,995	$16,995
Total Investments					$34,873	$54,187

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Non-income-producing. See Notes 5 and 9 to the financial statements.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2018

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2018, we held 86.5% of our assets at fair value in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of September 30, 2018, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 83.9% of the total value of the investments in portfolio securities as of September 30, 2018.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 44.0% of our net asset value, 32.1% of our total assets and 55.1% of our investments in portfolio company securities (at fair value) as of September 30, 2018. The value of one segment called “Energy” includes one portfolio company and was 22.5% of our net asset value, 16.5% of our total assets and 28.2% of our investments in portfolio company securities (at fair value) as of September 30, 2018. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2018 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$6,851	$25,504	54.8%
Limited liability company investments	10,050	10,711	23.0%
Secured and subordinated debt	977	977	2.1%

Total	$17,878	$37,192	79.9%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2018 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$20,500	44.0%
Energy	10,500	22.5%
Financial services	5,004	10.7%
Business products and services	977	2.1%
Media	211	0.6%
Total	$37,192	79.9%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	211
Total Control Investments: Majority-owned (represents 16.7% of total investments at fair value)					$10,050	$8,211
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$16,686
Total Affiliate Investments (represents 34.0% of total investments at fair value)					$350	$16,686
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	496,208 shares of common stock (1.7%)		$6,276	$5,240
Total Non-Affiliate Investments - Related Party (represents 10.7% of total investments at fair value)					$6,276	$5,240
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 3/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 2.0% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$17,653	$31,114
Temporary Cash Investments
U.S. Treasury Bill	Government	September	UST 0% 1/18	$17,998	$17,998	$17,998
Total Temporary Cash Investments (represents 36.6% of total investments at fair value)					$17,998	$17,998
Total Investments					$35,651	$49,112

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

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

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2017, we held 83.2% of our assets at fair value in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2017, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 80.0% of the total value of the investments in portfolio securities as of December 31, 2017.

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

SEPTEMBER 30, 2018

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

So long as we remain an investment company and not an operating company as contemplated in our Plan of Reorganization described in Note 6 below, we will attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments may include debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies (or smaller public companies) in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our Management and Board of Directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

The results of operations for the three months ended September 30, 2018 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents—As of September 30, 2018, we had cash and cash equivalents of $8.2 million. We had $37.2 million of our net assets of $46.6 million invested in portfolio securities. We also had $17.2 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $17.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on October 4, 2018 and we subsequently repaid this margin loan, plus interest. The margin interest was paid on November 5, 2018.

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

Dividends—So long as we remain a BDC, we will pay out net investment income and/or realized net capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced.

As of September 30, 2018, we had no outstanding commitments to our portfolio company investments.

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

As of September 30, 2018, we borrowed $17.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $17.2 million.

As of December 31, 2017, we borrowed $18.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $18.2 million.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first nine months of 2018, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. We are also evaluating potential opportunities that could enable us to effect a Consolidation and become an operating company as described in Note 6 – Plan of Reorganization below. Although we cannot assure you that such initiatives will be sufficient, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2018 and the first nine months of 2019.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three months ended September 30, 2018 and the year ended December 31, 2017.

As of September 30, 2018, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2018
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$10,711	$—	$—	$10,711
Affiliate investments	20,500	—	—	20,500
Non-affiliate investments - related party	5,004	5,004	—	—
Non-affiliate investments	977	—	—	977
Total investments	37,192	5,004	—	32,188
Temporary cash investments	16,995	16,995	—	—
Total investments and temporary cash investments	$54,187	$21,999	$—	$32,188

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2018 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2017	$8,212	$16,686	$977	$25,875
Change in unrealized appreciation	2,499	3,814	—	6,313
Fair value as of September 30, 2018	$10,711	$20,500	$977	$32,188

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2018:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	20,500	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	10,711	Asset approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
	$32,188

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to 32.2 million and $25.9 million as of September 30, 2018 and December 31, 2017, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of September 30, 2018 and December 31, 2017, one of our portfolio investments consisting of 518,592 and 496,208 common shares of MVC, respectively, was publicly listed on the NYSE.

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

As of September 30, 2018, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

Payment in Kind Interest (PIK)—We have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and record as interest income. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments. To the extent we remain BDC and a RIC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Share-Based Compensation—We account for our share-based compensation using the fair value method, as prescribed by ASC718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. Effective January 1, 2016, we elected the early adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation. Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09),” and, accordingly, we have elected to account for forfeitures as they occur and this change had no impact on our financial statements. The additional amendments (cash flows classification, minimum statutory tax withholding requirements and classification of awards as either a liability or equity) did not have an effect on our financial statements.

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the nine months ended September 30, 2018, respectively, and we paid $3 thousand in state income tax for the year ended December 31, 2017.

Accounting Standards Recently Adopted—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) — Restricted Cash. This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 in the fourth quarter of 2017 and applied the guidance retrospectively to our prior period statement of cash flows.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. As a result of the amendments, we are required to present a reconciliation of changes in shareholders’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in shareholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. In October 2018, the SEC announced that this final rule will become effective on November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC Staff commented that it would not object if the first presentation of the changes in shareholders’ equity is included in a filer’s Form 10-Q for the quarter that begins after the effective date of the amendments. Due to the timing of our filing of this Form 10-Q, our first presentation of the changes in shareholders’ equity will be for year ended December 31, 2018.

(4)	Related Party Transactions and Agreements

Share Exchange with MVC Capital, Inc.—On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (“Plan of Reorganization”). As a first step to consummating the Plan of Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. During the first quarter of 2018, we received 6,864 additional MVC shares in the form of dividend payments. During the second quarter of 2018, we received 7,472 additional MVC shares in the form of dividend payments. During the third quarter of 2018, we received 8,047 additional MVC shares in the form of dividend payments. As of September 30, 2018, we valued our 518,592 MVC shares at $5.0 million, a decrease from $5.2 million at December 31, 2017. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates. Due to the ownership relationship between the Company and MVC, the investment and amounts due to and from MVC have been identified and disclosed as “related party(ies)” in our Financial Statements.

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

We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services.  During the nine months ended September 30, 2018 and September 30, 2017, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.3 million and $0.4 million, respectively, for services provided to the Fund.

In November 2011, Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, a director of the Fund, is a managing partner and co-founder of Global Energy. The agreement was terminated effective June 28, 2017. For the nine months ended September 30, 2017, payments to Global Energy totaled $43,750.

(5)	Portfolio Securities

During the nine months ended September 30, 2018, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

During the nine months ended September 30, 2018, we recorded a net change in unrealized appreciation of $5.9 million, to a net unrealized appreciation of $19.3 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC of $0.5 million due to a decrease in the share price of MVC, offset by the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $3.8 million due to improved operating performance, as well as promising acquisition and growth prospects; and

(iii)	Increase in the fair value of our holdings in Equus Energy, LLC of $2.5 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and a moderate increase in the short- and long-term prices for crude oil and natural gas.

During the nine months ended September 30, 2018, our note issued by 5th Element Tracking, LLC became due. On August 13, 2018, we issued a demand for payment of all outstanding principal and accrued and outstanding interest, and on November 8, 2018, we filed a complaint against the guarantor of the note to enforce collection. We have assessed the fair value of our holdings and determined that the event of default has not indicated a decrease in fair value below the carrying cost of the investment, based on the security interests we hold and the relative timing of collection.

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

Authorization to Withdraw BDC Election—On January 6, 2017, August 25, 2017, and May 21, 2018, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer. These separate authorizations, now expired, were given as a consequence of the Plan of Reorganization described above. As our intention is to continue to seek a transformative transaction that would result in a Consolidation under our Plan of Reorganization, we anticipate that we will again receive another such authorization later in 2018 or 2019. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a Consolidation. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

(7)	2016 Equity Incentive Plan

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the

Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of September 30, 2018, 280,000 shares of restricted stock which were granted pursuant to the Incentive Plan, remained unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the nine months ended September 30, 2018 and 2017, we recorded compensation expense of $0.4 million and $1.1 million, respectively, in connection with these awards.

(8)	Equus Energy, LLC

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests, which presently comprise 142 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 21,520 acres situated on 11 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

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

Revenue and Income—During the three months ended September 30, 2018, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.3 million, $0.06 million, and ($0.09) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.2 million, $0.07 million, and ($0.07) million, respectively, for the three months ended September 30, 2017.

Capital Expenditures—During the three months ended September 30, 2018 and September 30, 2017, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant. The operators of the various working interest communicated their intent to wait until 2019, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of September 30, 2018 and December 31, 2017 and for the nine months September 30, 2018 and 2017, respectively, (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$412	$307
Accounts receivable	142	101
Other current assets	34	33
Total current assets	588	441
Oil and gas properties	8,004	8,064
Less: accumulated depletion, depreciation and amortization	(7,712)	(7,434)
Net oil and gas properties	292	630
Total assets	$880	$1,071
Liabilities and member's equity
Current liabilities:
Accounts payable and other	$179	$107
Due to affiliate	561	586
Total current liabilities	740	693
Asset retirement obligations	194	190
Total liabilities	934	883
Total member's equity	(54)	188
Total liabilities and member's equity	$880	$1,071

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

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenue	$278	$191	$855	$667
Operating expenses
Direct operating expenses	216	122	610	421
General and administrative	52	49	205	217
Depletion, depreciation, amortization and accretion	96	91	282	291
Total operating expenses	364	262	1,097	929
Operating loss before income tax expense	(86)	(71)	(242)	(262)
Income tax benefit (expense)	—	—	—	—
Net loss	$(86)	$(71)	$(242)	$(262)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	(242)	$(262)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	282	291
Changes in operating assets and liabilities:
Accounts receivable	(41)	(16)
Prepaid expenses and other current assets	(1)	(1)
Affiliate payable/receivable	(25)	(25)
Accounts payable and other	72	(32)
Net cash provided by (used in) operating activities	45	(45)

Cash flows from investing activities:
Investment in oil & gas properties	(140)	(9)
Proceeds from sale of oil & gas properties	200	—
Net cash used in investing activities	60	(9)
Net increase (decrease) in cash	105	(54)
Cash and cash equivalents at beginning of period	307	291
Cash and cash equivalents at end of period	412	$237

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.1 million and $0.1 million for the three months ended September 30, 2018 and September 30, 2017, respectively and $0.3 million and $0.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2018, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of September 30, 2018 and September 30, 2017, the Company had no federal income tax expense.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 4, 2018, the U.S. Treasury Bills in the amount of $17.0 million matured and repaid our margin loan.

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

Authorization to Withdraw BDC Election—On January 6, 2017, August 25, 2017, and May 21, 2018, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer. These separate authorizations, now expired, were given as a consequence of the Plan of Reorganization described above. As our intention is to continue to seek a transformative transaction that would result in a Consolidation under our Plan of Reorganization, we anticipate that we will again receive another such authorization later in 2018 or 2019. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a Consolidation. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. For the nine months ended September 30, 2018 and 2017, we recorded compensation expense of $0.4 million and $1.1 million, respectively, in connection with these awards.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2017.

Current Market Conditions

The U.S. economy expanded at an annualized rate of 3.5% during the third quarter of 2018, following an annualized increase of 4.2% during the second quarter of 2018. The increases during the second and third quarters were reflective of increased consumer spending, exports, business investment, and government spending. Despite rising trade tensions, the Conference Board Economic Forecast projects overall GDP growth in the fourth quarter of 2018 to be 3.5%, and GDP growth for the first half of 2019 to be 2.9%, with an expectation of 3.1% GDP growth for all of 2019. The labor market remained strong and at nearly full employment throughout the first nine months of 2018. Meanwhile, housing starts and building permits have slowed during 2018 but still remain higher than 2017 levels. Sales of existing homes also continued to decline throughout the year. Business investment remained largely stable during the second and third quarters of 2018 after slowing during the first quarter. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Bureau of Labor Statistics, Conference Board Leading Economic Index).

Merger and acquisition activity continued to strengthen in 2018, with $2.5 trillion in transactions announced during the first six months of 2018, an increase of 61% compared to the first six months of 2017. Data for the third quarter of 2018 is not yet available, but should the present pace continue through the rest of 2018, it would top 2015 as the largest yearly total on record. While the energy sector had the largest deal volume, technology-based enterprises constituted the majority of larger business combinations, as large tech companies have sought to increase market share and push into new industries. Spurred by U.S. tax code changes, market conditions for business transactions during 2018 have continued to steadily improve, continuing a multi-year trend, as larger corporations have had increased access to credit markets and are still holding significant amounts of cash and have focused on acquisitions as part of future growth plans. Private equity funds raised almost $69 billion during the first half of 2018, substantially less than 2017’s record pace of $453 billion for the entire year, but such funds also executed approximately $126 billion in transactions during the first half of 2018, with an average deal size of $46 million. With assets under management exceeding $1 trillion, the abundance of capital has put upward pressure on asset prices and has constrained expected yields. (Sources: Thompson Reuters, The New York Times, PitchBook).

During the nine months ended September 30, 2018, our net asset value increased from $3.18 per share to $3.45 per share, an increase of 8.5%. As of September 30, 2018, our common stock is trading at a 42.3% discount to our net asset value as compared to 24.6% as of December 31, 2017.

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

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We believe we have followed valuation techniques in a reasonably consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. In view of our present status as a BDC and our anticipated transformation into an operating company, we believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Results of Operations

Investment Income and Expense

Net investment loss was $0.7 million for the three months ended September 30, 2018 and $0.4 million for the three months ended September 30, 2017, respectively, and $2.6 million and $3.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The decrease in net investment loss generated at September 30, 2018 compared to September 30, 2017 is due primarily to (i) transaction costs of $2.5 million incurred during the first nine months of 2017 related to the Fund’s agreement to acquire U.S. Gas & Electric, Inc., and (ii) a decrease in compensation expense of $0.6 million, and a decrease in director fees and expenses of $0.2 million during the nine months ended September 30, 2018 as compared to the nine months ending September 30, 2017.

Investment income was unchanged at $0.1 million for the three months ended September 30, 2018 and September 30, 2017, respectively and $0.3 million and $0.4 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The decrease is due to the decline of interest-bearing investments.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2018, we realized a gain of $4.0 thousand from the sale of temporary cash investments.

During the nine months ended September 30, 2017, we realized a loss of $5.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the nine months ended September 30, 2018, we recorded a net change in unrealized appreciation of $5.9 million, to a net unrealized appreciation of $19.3 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC of $0.5 million due to a decrease in the share price of MVC, offset by the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $3.8 million due to improved operating performance, as well as promising acquisition and growth prospects; and

(iii)	Increase in the fair value of our holdings in Equus Energy, LLC of $2.5 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and a moderate increase in the short- and long-term prices for crude oil and natural gas.

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

Portfolio Securities

During the nine months ended September 30, 2018, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

During the nine months ended September 30, 2018, our note issued by 5th Element Tracking, LLC became due. On August 13, 2018, we issued a demand for payment of all outstanding principal and accrued and outstanding interest, and on November 8, 2018, we filed a complaint against the guarantor of the note to enforce collection. We have assessed the fair value of our holdings and determined that the event of default has not indicated a decrease in fair value below the carrying cost of the investment, based on the security interests we hold and the relative timing of collection.

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

Subsequent Events

We performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 4, 2018, the U.S. Treasury Bills in the amount of $17.0 million matured and we repaid our margin loan.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Shareholder Complaint Dismissed—On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, purports to allege a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the allegations included therein, are without merit and intend to continue a vigorous defense against the same. On September 22, 2017, we filed a motion for summary judgment regarding this action. On November 13, 2018, the Chancery Court granted our motion and dismissed Mr. Zalmanoff’s complaint with prejudice.

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

Date: November 14, 2018

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

