Form 10-K
period 2018-12-31
EQUUS TOTAL RETURN, INC.
filed 2019-03-29
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $14,099,813 computed on the basis of $2.36 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2018. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding as of March 29, 2019. The net asset value of a share of the Registrant as of December 31, 2018 was $3.22.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2019 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

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

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation (“Consolidation”) with an operating company focused on the energy, natural resources, technology, or financial services sector and terminating the Fund’s election to be classified as a BDC under the 1940 Act. Our management is currently evaluating these alternatives and expects to commence and/or consummate a Consolidation during 2019.

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

Authorization to Withdraw BDC Election. On January 21, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than July 31, 2019. This authorization and others which preceded it that have since expired were given as a consequence of the Plan of Reorganization described above. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a Consolidation. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

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

Investment Objective

To the extent we remain a BDC and do not complete the Consolidation as described above, our investment objective is to maximize the total return to our stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of small and middle market capitalization companies that are generally not publicly traded at the time of our investment. As a result of our endeavors in the energy sector, we also seek to purchase or develop working interests and revenue leasehold interests in oil and gas properties, although we remain open to exploring investment opportunities in a variety of other sectors. Should we continue to grow and develop Equus as a closed-end fund instead of an operating company, we intend to include investments in progressively larger enterprises.

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

Due Diligence. Once a potential investment is identified, we undertake a due diligence review using information provided by the prospective portfolio company and publicly available information. Management may also seek input from consultants, investment bankers and other knowledgeable sources. The due diligence review will typically include, but is not limited to:

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

Valuation

On a quarterly basis, Management values its portfolio investments. These valuations are subject to the approval and adoption of the Board. Valuations of our portfolio securities at “fair value” are performed in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Our general intent is to hold our loans to maturity when appraising our privately held debt investments. As such, we believe that the fair value will not exceed the cost of the investment; however, we may perform a yield analysis to determine if a debt security has been impaired.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. On January 24, 2019, we received this authorization from our shareholders to withdraw our BDC election. This authorization and others which preceded it that have since expired were provided as a consequence of our Plan of Reorganization announced on May 14, 2014, wherein we stated that we intended to: (i) consummate a Consolidation, (ii) terminate the Fund’s election to be classified as a BDC under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, or financial services sector. Notwithstanding the present authorization to withdraw our BDC election, we will require a separate affirmative vote of the holders of a majority of our outstanding voting securities to consummate a Consolidation and change the nature of our business (see “Significant Developments−Plan of Reorganization” and “−Authorization to Withdraw BDC Election” above).

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

Temporary Investments. Pending investment in portfolio companies, we invest our available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, “Temporary Investments”). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody’s Investor Services, Inc. or Standard& Poor’s Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether we have 70% of our total assets invested in qualifying assets or in qualified Temporary Investments for purposes of the BDC provisions of the 1940 Act.

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

Regulated Investment Company Tax Status

As a BDC, we operate to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). If we qualify as a RIC and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our stockholders. Taxable income generally differs from net income as defined by accounting principles generally accepted in the United States due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

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

Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate, which might negatively impacting our financial resources; (ii) the substantially greater resources of certain of our competitors than the Fund, potentially reducing the number of suitable investment opportunities offered or reducing the yield necessary to consummate the investment; (iii) the uncertainty regarding the value of our privately held securities that require a good faith estimate of fair value for which a change in estimate could affect the Fund’s net asset value; (iv) the illiquidity of our investments in securities of privately held companies which could affect our ability to realize a gain; (v) the default of one or more of our portfolio companies on their loans or the failure of such companies to provide any returns on our investments which could affect the Fund’s operating results; (vi) our dependence on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession that could impair our portfolio companies and therefore harm our operating results; (iv) our borrowing arrangements, which could impose certain restrictions; (x) changes in interest rates that may affect our cost of capital and net operating income; (xi) our inability to incur additional indebtedness unless the Fund maintains an asset coverage of at least 200%, which may affect returns to our stockholders; (xii) the possible failure of the Fund to continue to qualify for our pass-through treatment as a RIC which could have an effect on stockholder returns; (xiii) the volatility of the price of our common stock; (xiv) general business and economic conditions and other risk factors described in its reports filed from time to time with the SEC; and (xv) risks related to our Plan of Reorganization. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

We frequently invest in the equity securities of our portfolio companies. Also, when we make a loan, we sometimes receive warrants to acquire stock issued by the borrower. Ultimately, our goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Some of our portfolio companies have experienced net losses in recent years or have negative net worth as of their most recent available balance sheet date. At December 31, 2018, several of our portfolio investments had estimated fair values, based upon our valuation methodologies, significantly below the initial cost of such investments. At December 31, 2018, the cost basis of our portfolio investments was $18.0 million and our estimated fair value was $35.0 million, although our equity investments in Equus Media Development Company, LLC, Equus Energy, LLC, and MVC Capital, Inc. had an aggregate fair value of $13.5 million versus a cost basis of $16.6 million. Also, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them. Given these factors, there is a risk that we will not realize gains upon the sale of those or other equity interests that we hold.

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

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company. In view of the net asset value of the Fund as of December 31, 2018, however, we would expect that any new investments may exceed this percentage for the immediate future. Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

Some of our portfolio companies have incurred substantial debt in relation to their equity capital. Such indebtedness generally has a term that will require that the balance of the loan be refinanced when it matures. If a portfolio company cannot generate adequate cash flow to meet the principal and interest payments on its debt or is not successful in refinancing the debt upon its maturity, our investment could be reduced or eliminated through foreclosure on the portfolio company’s assets or by the portfolio company’s reorganization or bankruptcy.

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

We have had net investment losses in the past five years.

We have had net investment losses in the past five years, with a net investment loss of $3.6 million for the year ended December 31, 2018. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, our results of operation, and our financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

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

An economic downturn may have a particularly adverse effect upon small and medium-sized companies, which are our primary market for investments. During periods of volatile economic conditions, these companies often experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies also may have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due. Any of the foregoing developments could cause the value of our investments in these companies to decline. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to our Plan of Reorganization, we have been authorized by our stockholders to withdraw our election to be classified as a BDC prior to July 31, 2019.  Our management is currently evaluating potential transactions that would result in a Consolidation and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such Consolidation and remain a BDC.  If we maintain our status as a BDC and do not complete the Consolidation to become an operating company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. A principal category of qualifying assets relevant to our business is securities purchased in transactions not involving any public offering from issuers that qualify as eligible portfolio companies under the 1940 Act. Investments in companies organized outside of the United States or having a principal place of business outside of the United States are also not considered eligible portfolio companies.

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

To remain entitled to the tax benefits accorded to RICs under the Code while we maintain our status as a BDC, we must meet certain income source, asset diversification and annual distribution requirements. To qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities or currencies and net income from interests in certain “qualified” publicly traded partnerships. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. As discussed above in “Our business depends on external financing,” we historically have borrowed funds necessary to make qualifying investments to satisfy the Subchapter M diversification requirements. If we fail to satisfy such diversification requirements and cease to qualify for conduit tax treatment, we will be subject to income tax on our income and gains and will not be permitted to deduct distributions paid to stockholders. In addition, our distributions will be taxable as dividends to the extent paid from earnings and profits. We may also cease to qualify as a RIC, or be subject to income tax and/or a 4% excise tax, if we fail to distribute a sufficient portion of our net investment income and net realized capital gains. The loss of our RIC qualification would have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

Because we intend to distribute substantially all of our income and net realized capital gains to our stockholders, if we continue to operate as a BDC and as a RIC, we will need additional capital to finance our growth.

Pursuant to our Plan of Reorganization, we have been authorized by our stockholders to withdraw our election to be classified as a BDC on or prior to July 31, 2019, which also means that we will not operate as a RIC.  Our management is currently evaluating potential transactions that would result in a Consolidation and the withdrawal of our BDC election and RIC status within this time frame, but we may nevertheless not consummate any such Consolidation and remain a BDC and continue to seek to qualify as a RIC.  In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, for so long as we maintain our status as a BDC, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders).  As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

Pursuant to our Plan of Reorganization, we have been authorized by our stockholders to withdraw our election to be classified as a BDC prior to July 31, 2019.  Our management is currently evaluating potential transactions that would result in a Consolidation and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such Consolidation and remain a BDC.  If we maintain our status as a BDC and do not complete the Consolidation to become an operating company, we will continue to be subject to the 1940 Act.  As an investment company, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

On May 14, 2014, we announced that we had adopted a Plan of Reorganization within the meaning of Section 2(a)(33) of the 1940 Act. The Plan of Reorganization contemplates the possible merger of the Fund with and into another BDC, or the restructuring of the Fund as an operating company no longer subject to the 1940 Act, which is referred to in the Plan of Reorganization as a “Consolidation”. A Consolidation could constitute, among other things, a sale of Equus, a restructuring, a recapitalization, merger, or other business combination. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of a Consolidation. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and, although we believe we will consummate a Consolidation during 2019, we may be wrong. Our Board of Directors has not set a timetable for completion of the evaluation of a potential Consolidation.

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

We have elected to be classified as a BDC under the 1940 Act. In connection with our announcement on May 14, 2014 to effect a Plan of Reorganization, if we effect a reorganization of the Fund into an operating company, we will seek to terminate our BDC classification. On January 21, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than July 31, 2019. Nevertheless, if we were to terminate our election to be classified as a BDC and were still determined by the SEC to constitute an “investment company,” we would be subject to significantly greater regulatory requirements and constraints than under those which we presently operate, the result of which could have a material adverse effect on our results and financial condition.

If we reorganize as an operating company, we may not be able to utilize our capital losses.

As of December 31, 2018, we have incurred cumulative capital losses of $16.9 million, which can be carried over indefinitely. Pursuant to the Plan of Reorganization announced on May 14, 2014, we may reorganize as an operating company. If we reorganize as an operating company, we may lose our ability to offset future income against our cumulative capital losses, including capital losses that would otherwise continue past 2018. If we reorganized as an operating company and were unable to offset future income against these capital losses, the result could have a material adverse effect on our future operating results and our financial condition.

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

Item 3. Legal Proceedings

Shareholder Complaint— On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, purports to allege a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the allegations included therein, are without merit and intend to continue a vigorous defense against the same. On September 22, 2017, we filed a motion for summary judgment regarding this action, which was granted by the Chancery Court on November 13, 2018. Mr. Zalmanoff appealed the Chancery Court ruling to the Delaware Supreme Court and the matter has been briefed for oral argument and a subsequent decision in the coming months.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “EQS”. We had approximately 2,300 stockholders as of December 31, 2018, 705 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2018, our net asset value per share was $3.22.

The following table reflects the high and low closing sales prices per share of our common stock on the NYSE, and net asset value (“NAV”) per share for the two years ended December 31, 2018, by quarter:

	2018				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$2.45	$2.42	$2.35	$2.20	$2.49	$2.97	$2.44	$2.44
Low	2.34	2.34	1.95	1.89	2.00	2.25	2.24	2.29
NAV	3.20	3.26	3.45	3.22	3.06	3.12	3.11	3.18

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

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for the five years ended December 31, 2018 (in thousands, except per share data):

	2018	2017	2016	2015	2014
Total investment income	$480	$560	$748	$446	$965

Net investment loss	(3,555)	(4,014)	(2,451)	(2,351)	(2,418)

Net realized (loss) gain of portfolio securities	9	(5)	(13)	(2,483)	660

Net change in unrealized appreciation (depreciation)
of portfolio securities	4,812	2,236	7,347	6,755	2,116

Net change in unrealized appreciation (depreciation)
of portfolio securities - related party	(1,215)	954	549	(814)	(1,725)

Net increase (decrease) in net assets resulting
from operations	51	(829)	5,432	1,107	(1,367)

Total assets	70,941	61,204	73,146	52,530	52,038

Net assets	43,495	43,007	42,740	37,308	36,201

Net cash (used in) provided by operating activities	(12,263)	10,710	(20,069)	1,338	(3,367)

Shares outstanding at end of year	13,518	13,518	12,674	12,674	12,674

Weighted average shares outstanding, basic	13,518	13,435	12,674	12,674	11,904

Per Share Data:
	2018	2017	2016	2015	2014

Net investment loss	$(0.27)	$(0.30)	$(0.19)	$(0.19)	$(0.20)

Net realized (loss) gain of portfolio securities	—	—	—	(0.20)	0.06
Net change in unrealized appreciation (depreciation)
of portfolio securities	0.27	0.24	0.62	0.47	0.03
Decrease in net assets resulting from capital transactions	0.04	(0.13)	—	—	—
Net increase (decrease) in net amounts resulting from
operations per share, basic and diluted	0.04	(0.19)	0.43	0.08	(0.11)
Net asset value (including unrealized appreciation)	3.22	3.18	3.37	2.94	2.86

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Equus is a BDC that provides financing solutions for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income. On May 15, 2014, we announced that the Fund had adopted a Plan of Reorganization that would, if effected, transform Equus into an operating company. On January 21, 2019, our shareholders authorized our Board to withdraw our BDC election at any time before July 31, 2019. Nevertheless, we will not withdraw this election unless and until we have entered into a definitive agreement to effect a Consolidation. Further, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. See “Significant Developments – Plan of Reorganization and Share Exchange with MVC Capital” and “– Authorization to Withdraw BDC Election” above.

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

Investment Income. We generate investment income from interest payable on the debt securities that the Fund holds, dividends received on equity interests in our portfolio companies and capital gains, if any, realized upon sales of equity and, to a lesser extent, debt securities in the investment portfolio. Our equity investments may include shares of common and preferred stock, membership interests in limited liability companies and warrants to purchase additional equity interests. These equity securities may or may not pay dividends, and the exercise prices of warrants that we acquire in connection with debt investments, if any, vary by investment. Our debt investments in portfolio companies may be in the form of senior or subordinated loans and may be unsecured or have a first or second lien on some or all of the assets of the borrower. Our loans typically have a term of three to seven years and bear interest at fixed or floating rates. Interest on these debt securities is generally payable either quarterly or semiannually. Some promissory notes held by the Fund provide that a portfolio company may elect to pay interest in cash or provide that discount interest may accrete in the form of original issue discount or payment-in-kind (PIK) over the life of the notes by adding unpaid interest amounts to the principal balance. Amortization of principal on our debt investments is generally deferred for several years from the date of initial investment. The principal amount of these debt securities and any accrued but unpaid interest generally will become due at maturity. We also earn interest income at market rates on investments in short-term marketable securities. From time to time, we generate income in the form of commitment, origination, structuring, and extension fees in connection with our investments. We recognize all such fees when earned.

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, general and administrative fees, and professional fees incurred in connection with our Plan of Reorganization. During 2018, we did not incur any non-recurring expenses. During 2017, we incurred non-recurring expenses of $2.5 million related to transaction costs described under Significant Developments – Agreement to Acquire Portfolio Company of MVC above.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2018, we had invested 87.6% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 57.1% by value in shares of common stock, 20.2% in membership interests in limited liability companies, and 2.2% in various debt instruments.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2018, we had no outstanding commitments to our portfolio company investments.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2018 and 2017, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. So long as we remain a BDC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake, and we have not previously undertaken, any such share repurchases, nor do we further anticipate taking any such action in 2019.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $0.4 million and $1.1 million respectively, for the years ended December 31, 2018 and December 31, 2017.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $30.7 million and $25.9 million as of December 31, 2018 and 2017, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2018 and December 31, 2017, one of our portfolio investments, MVC Capital, Inc., was publicly listed on the NYSE with 527,138 common shares and 496,208 common shares, respectively.

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

Federal Income Taxes

So long as we maintain our status as a BDC, we intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2018, we had a capital loss carry forward of $15.8 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Code. See “Overview – Financing Activities” above.

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

Current Market Conditions

Overall economic conditions in the United States have continued to improve, with GDP up 2.9% for 2018, up from 2.3% in 2017. However, the Conference Board is forecasting 2.7% GDP growth in 2019, slowing to 2.2% in 2020, while the IMF is forecasting GDP growth of 2.5% and 1.8% for 2019 and 2020, respectively. These projected decreases are largely attributed to international trade tensions and the tapering of beneficial effects resulting from changes in the U.S. tax code which were approved by Congress in December 2017. The unemployment rate of 3.7% is projected to decrease somewhat further during 2019, which may add some inflation pressure during the year. In light of slowing growth and moderate inflation, the Federal Reserve is generally not expected to raise short term rates during 2019. (Sources: Bureau of Economic Analysis, International Monetary Fund, and The Federal Reserve).

Merger and acquisition activity in 2018 ($3.53 trillion) was slightly greater than 2017 ($3.50 trillion) and at the third highest level since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. However, the average size of M&A transactions has increased to $385 million, while the number of transactions actually decreased for the first time since 2010. Private equity firms engaged in over 5,000 transactions valued in excess of $800 billion, as they began to deploy the substantial assets under management acquired during the past few years. However, the abundance of capital has also put upward pressure on asset prices and constrained expected investment yields. (Source: PWC, Forbes, Prequin).

During 2018, our net asset value increased from $3.18 per share as of December 31, 2017 to $3.22 per share as of December 31, 2018. As of December 31, 2018, our common stock was trading at a 39.1% discount to our net asset value as compared to 24.5% as of December 31, 2017.

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

Year Ended December 31, 2018

As of December 31, 2018, we had total assets of $70.9 million, of which $35.0 million were invested in portfolio investments and $7.4 million were invested in cash and cash equivalents. Among our portfolio investments, $1.0 million (at fair value) or 2.7% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2018.

As of December 31, 2018, we also had $27.3 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $27.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2019 and we subsequently repaid this margin loan. The margin interest was paid on February 5, 2019.

Operating Activities. We used $12.3 million in cash for operating activities in 2018. In 2018, we made no new investments in portfolio companies. We paid fees to our professional advisers, directors, banks and others of $4.0 million, while realizing a gain of $9 thousand from the disposition of temporary cash investments.

Financing Activities. We provided $9.0 million in cash from financing activities for 2018. We did not declare any dividends in 2018.

Year Ended December 31, 2017

As of December 31, 2017, we had total assets of $61.2 million, of which $31.1 million were invested in portfolio investments and $10.8 million were invested in cash and cash equivalents. Among our portfolio investments, $1.0 million (at fair value) or 2.3% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2017.

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

Operating Activities. We provided $10.8 million in cash for operating activities in 2017. In 2017, we made no new investments in portfolio companies. We paid fees to our professional advisers, directors, banks and others of $7.0 million, while realizing a loss of $5 thousand from the disposition of temporary cash investments.

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

Results of Operations

Investment Income and Expense

Year Ended December 31, 2018 as compared to Year Ended December 31, 2017

Total income from portfolio securities decreased $0.1 million in 2018 due to the decrease in interest-bearing investments.

Compensation expense decreased to $1.7 million in 2018 from $2.2 million in 2017, primarily attributable to awards granted in 2017 pursuant to our 2016 Equity Incentive Plan.

General and administrative expenses were comparable from 2017 to 2018, and were $0.4 million and $0.4 million respectively.

As a result of the factors described above, net investment loss after expenses was $3.6 million for 2018 as compared to a net investment loss of $4.0 million in 2017.

Year Ended December 31, 2017 as compared to Year Ended December 31, 2016

Total income from portfolio securities decreased $0.2 million in 2017 due to the decrease in interest-bearing investments.

Compensation expense increased to $2.2 million from $1.1 million in 2017, primarily attributable to awards granted pursuant to our 2016 Equity Incentive Plan.

General and administrative expenses were comparable from 2016 to 2017, and were $0.4 million and $0.4 million respectively.

As a result of the factors described above, net investment loss after expenses was $4.0 million for 2017 as compared to a net investment loss of $2.5 million in 2016.

Summary of Portfolio Investment Activity

Year Ended December 31, 2018

During 2018, we received 30,930 shares of MVC in the form of stock dividend payments.

The following table includes summarizes investment activity during the year ended December 31, 2018 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	Dividend	Total
MVC Capital, Inc.	$—	$—	$—	$303	$303
	$—	$—	$—	$303	$303

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

The following table includes summarizes investment activity during the year ended December 31, 2017 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK/Dividend	Total
5TH Element Tracking, LLC	$—	$—	$—	$12	$12
MVC Capital, Inc.	—	—	—	265	265
	$—	$—	$—	$277	$277

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

The following table summarizes significant investment activity during the year ended December 31, 2016 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK/Dividend	Total
Biogenic Reagents, LLC	$2,000	$—	$—	$13	$2,013
MVC Capital, Inc.	—	—	—	313	313
5TH Element Tracking, LLC	—	—	—	50	50
	$2,000	$—	$—	$376	$2,376

Realized Gains and Losses on Sales of Portfolio Securities

Year Ended December 31, 2018

During 2018, we realized capital gains of $9 thousand as a result of disposition of temporary cash investments.

Year Ended December 31, 2017

During 2017, we realized capital losses of $5 thousand as a result of disposition of temporary cash investments.

Year Ended December 31, 2016

During 2016, we realized capital losses of $13 thousand as a result of disposition of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

Year Ended December 31, 2018

During 2018, we recorded an increase of $3.6 million in net unrealized appreciation, from $13.5 million at December 31, 2017 to $17.1 million at December 31, 2018, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC of $1.2 million due to a decrease in the MVC share price during 2018 which was partially offset by the receipt of dividend payments in the form of additional shares of MVC;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. (“PalletOne”) of $3.8 million due to an overall improvement in comparable industry sectors, as well as continued revenue increases and promising acquisition and growth prospects; and

(iii)	Increase in the fair value of our holdings in Equus Energy of $1.0 million, principally due to an increase in comparable transactions for mineral leases and a continued increase in short- and long-term prices for crude oil and natural gas.

Year Ended December 31, 2017

During 2017, we recorded an increase of $3.2 million in net unrealized appreciation, from $10.3 million at December 31, 2016 to $13.5 million at December 31, 2016, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $1.0 million due to an increase in the MVC share price during 2017 and the receipt of dividend payments in the form of additional shares of MVC;

(ii)

Increase in fair value of our shareholding in PalletOne of $0.5 million due to an overall improvement in comparable industry sectors, as well as continued revenue increases and promising acquisition and growth prospects;

and

(iii)	Increase in the fair value of our holdings in Equus Energy of $1.7 million, principally due to an increase in comparable transactions for mineral leases and a continued increase in short- and long-term prices for crude oil and natural gas.
30

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

Portfolio Securities

As of December 31, 2018, we had active investments in the following entities or portfolio companies:

5TH Element Tracking, LLC

5TH Element is a technology holding company based outside of Boston, Massachusetts. On January 6, 2015, in connection with the sale of the Fund’s interest in Spectrum to 5TH Element, we received a subordinated note in the original principal amount of $0.9 million maturing May 12, 2018 and bearing interest at the rate of 14% per annum. As of December 31, 2018 and 2017, we valued the promissory note at its original investment amount of $0.9 million plus certain PIK interest, as accrued.

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil& gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently represented by 142 producing and non-producing oil and gas wells, including associated development rights of approximately 21,520 acres situated on 11 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Apache, Chesapeake, and Chevron, which has operating responsibility for leasehold interests in the Conger Field, representing approximately one-third of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil and gas firm. During the third and fourth quarters of 2018, Equus Energy sold two separate working interests it held in the Permian Basin in west Texas for an aggregate selling price of $800,000. Principally due to these transactions and increased acreage values in the region, particularly in respect of Equus Energy’s other holdings in the Permian Basin, the fair value of this holding increased to $9.0 million at December 31, 2018 from $8.0 million at December 31, 2017.

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

The concept of the business of EMDC is to partner with creators, developers and producers of creative work, such as scripts, short stories or books, by providing capital necessary to enhance the creative development and package the assets to companies, such as major and independent studios, to produce and release. In December 2011, our agreement with Kopelson Entertainment expired and EMDC distributed $1 million to the Fund. As of December 31, 2018, we valued EMDC at $0.2 million, which was unchanged from December 31, 2017.

MVC Capital, Inc.

MVC is a BDC traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. On May 14, 2014, as part of our Plan of Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (see “Significant Events−Plan of Reorganization” above). During 2018 and 2017, we received 30,930 and 20,253 additional shares in the form of dividend payments. As of December 31, 2018, we valued our 527,138 MVC shares at $4.3 million, a decrease from $5.2 million at December 31, 2017. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates.

PalletOne, Inc.

PalletOne is considered one of the largest wooden pallet manufacturer in the United States, operating 19 wood pallet manufacturing facilities and 3 wood treating facilities across 11 states. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis and now is a major regional supplier of treated wood. Its largest customers are agricultural and construction related companies including growers, grocery stores, and housing construction companies, and home-improvement chains. We believe PalletOne’s numerous locations allow for an advantage in pursuing large corporate accounts, as sales of pallets and pressure-treated wood are typically regionalized to specific locations. The pallet manufacturing industry is mature and is experiencing continuing slow growth as the number of participants shrinks due to consolidation and underutilized plants, which have been eliminated. However, demand continues to increase for pressure-treated lumber for residential fencing and decking which has been the principal contributor to the increases in PalletOne’s revenue. We initially invested in PalletOne in October 2001. Our investment in PalletOne presently consists of 350,000 shares of common stock, which represents a fully-diluted equity interest of 18.7%. Due to continued improved operating performance, we valued our interest in PalletOne as of December 31, 2018 as of $20.5 million, an increase from $16.7 million from December 31, 2017.

Off Balance Sheet Arrangements

We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2018 is month-to-month. Rent expense, inclusive of common area maintenance costs, was $111,000 for the year ended December 31, 2018.

Contractual Obligations

As of December 31, 2018, we had no outstanding commitments to our portfolio company investments.

Dividends

We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 2, 2019, we sold our holding in $27.0 million in U. S. Treasury Bills and we repaid our year-end margin loan.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 47.1% of our net asset value, 28.9% of our total assets and 58.5% of our investments in portfolio company securities (at fair value) as of December 31, 2018. The value of one segment called “Energy” includes one portfolio company and was 20.7% of our net asset value, 12.7% of our total assets and 25.7% of our investments in portfolio company securities (at fair value) as of December 31, 2018. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Equus Total Return, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equus Total Return, Inc. (the “Fund”), including the schedule of investments, as of December 31, 2018 and 2017, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018 and the selected per share data and ratios for each of the five years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Table of Contents in Item 15(a)(1) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, and the selected per share data and ratios for each of the five years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 29, 2019

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050)	$9,210	$8,212
Affiliate investments (cost at $350)	20,500	16,686
Non-affiliate investments - related party (cost at $6,579 and $6,276, respectively)	4,328	5,240
Non-affiliate investments (cost at $977)	977	977
Total investments in portfolio securities at fair value	35,015	31,115
Temporary cash investments	26,981	17,998
Cash and cash equivalents	7,425	10,795
Restricted cash	270	180
Accounts receivable from affiliates	561	586
Accrued interest and dividend receivable	568	420
Other assets	121	110
Total assets	70,941	61,204
Liabilities and net assets
Accounts payable	196	122
Accounts payable to related parties	269	77
Borrowing under margin account	26,981	17,998
Total liabilities	27,446	18,197

Commitments and contingencies (see Note 7)

Net assets	$43,495	$43,007

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	55,741	55,304
Undistributed net investment losses	(29,327)	(25,772)
Undistributed net capital gains	9	—
Unrealized appreciation of portfolio securities, net	19,310	14,498
Unrealized depreciation of portfolio securities, net - related party	(2,251)	(1,036)
Total net assets	$43,495	$43,007
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.22	$3.18

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$381	$265	$183
Non-affiliate investments	69	285	555
Total interest and dividend income	450	550	738
Interest from temporary cash investments	30	10	10
Total investment income	480	560	748

Expenses:
Transaction costs	—	2,501	—
Compensation expense	1,731	2,231	1,145
Professional fees	1,254	1,294	1,172
Director fees and expenses	441	531	383
General and administrative expenses	455	397	355
Mailing, printing and other expenses	129	89	114
Taxes	21	20	22
Interest expense	4	11	8
Total expenses before merger termination fee	4,035	7,074	3,199
Merger termination fee (See Note 6)	—	(2,500)	—
Total expenses, net of merger termination fee	4,035	4,574	3,199

Net investment loss	(3,555)	(4,014)	(2,451)

Net realized gain (loss):
Temporary cash investments	9	(5)	(13)
Net realized gain (loss)	9	(5)	(13)

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	19,310	14,498	12,262
Beginning of period	14,498	12,262	4,915
Net change in net unrealized appreciation of portfolio securities	4,812	2,236	7,347

Net unrealized depreciation of portfolio securities - related party:
End of period	(2,251)	(1,036)	(1,990)
Beginning of period	(1,036)	(1,990)	(2,539)
Net change in net unrealized depreciation of portfolio securities - related party	(1,215)	954	549

Net increase (decrease) in net assets resulting from operations	$51	$(829)	$5,432

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.00	$(0.06)	$0.43
Weighted average shares outstanding:
Basic and diluted	13,518	13,345	12,674

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Undistributed Net Investment Losses	Undistributed Net Capital Gains	Unrealized Appreciation of Portfolio Securities, net	Unrealized Depreciation of Portfolio Securities - Related Party	Total Net Assets
Balances at December 31, 2015	12,674	$13	$54,226	$(19,307)	$—	$4,915	$(2,539)	$37,308

Net (decrease) increase in net assets resulting from operations	—	—	(13)	(2,451)	—	7,347	549	5,432

Balances at December 31, 2016	12,674	13	54,213	(21,758)		12,262	(1,990)	42,740

Share-based incentive compensation	844	—	1,096	—	—	—	—	1,096

Net (decrease) increase in net assets resulting from operations	—	—	(5)	(4,014)	—	2,236	954	(829)

Balances at December 31, 2017	13,518	13	55,304	(25,772)	—	14,498	(1,036)	43,007

Share-based incentive compensation	—	—	437	—	—	—	—	437

Net (decrease) increase in net assets resulting from operations	—	—	—	(3,555)	9	4,812	(1,215)	51

Balances at December 31, 2018	13,518	$13	$55,741	$(29,327)	$9	$19,310	$(2,251)	$43,495

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Reconciliation of increase (decrease) in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$51	$(829)	$5,432
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss	(9)	5	13
Net change in unrealized appreciation of portfolio securities	(4,812)	(2,236)	(7,347)
Net change in unrealized depreciation of portfolio securities - related party	1,215	(954)	(549)
Share-based incentive compensation	437	1,096	—
Changes in operating assets and liabilities:
Purchase of portfolio securities	—	—	(2,000)
Net proceeds from dispositions of portfolio securities	—	2,013	—
(Proceeds from) purchases of temporary cash investments, net	(8,974)	11,991	(15,007)
Decrease in accounts receivable from affiliates	25	25	3
Increase in accrued interest and dividend receivable	(451)	(155)	(660)
(Decrease) increase in other assets	(11)	(33)	6
Increase (decrease) in accounts payable and accrued liabilities	74	(147)	233
Increase (decrease) in accounts payable to related parties	192	(66)	(43)
Net cash (used in) provided by operating activities	(12,263)	10,710	(19,919)
Cash flows from financing activities:
Borrowings under margin account	74,966	105,942	102,977
Repayments under margin account	(65,983)	(117,938)	(87,983)
Net cash provided by (used in) financing activities	8,983	(11,996)	14,994
Net decrease in cash and cash equivalents	(3,280)	(1,286)	(4,925)
Cash and cash equivalents and restricted cash at beginning of period	10,975	12,261	17,186

Cash and cash equivalents and restricted cash at end of period	$7,695	$10,975	$12,261
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$—	$12	$63
Accrued interest or dividends exchanged for portfolio securities - related party	$303	$265	$313

Supplemental disclosure of cash flow information:
Interest paid	$3	$12	$7
Income taxes paid	$21	$28	$19

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2018	2017	2016	2015	2014

Investment income	$0.04	$0.04	$0.04	$0.03	$0.08
Expenses	0.31	0.34	0.22	0.22	0.28

Net investment loss	(0.27)	(0.30)	(0.19)	(0.19)	(0.20)

Net realized gain (loss)	—	—	—	(0.20)	0.06
Net change in unrealized appreciation (depreciation) of portfolio securities	0.36	0.17	0.58	0.47	0.03
Net change in unrealized depreciation of portfolio securities - related party	(0.09)	0.07	0.04	—	—
Net increase (decrease) in net assets	—	(0.06)	0.43	0.08	(0.11)
Capital transactions:
Shares issued for portfolio securities	0.04	0.08	—	—	0.37
Dilutive effect of shares issued	—	(0.21)	—	—	(0.54)
Decrease in net assets resulting from capital transactions	0.04	(0.13)	—	—	(0.17)
Net increase (decrease) in net assets	0.04	(0.19)	0.43	0.08	(0.28)
Net assets at beginning of period	3.18	3.37	2.94	2.86	3.14
Net assets at end of period, basic and diluted	$3.22	$3.18	$3.37	$2.94	$2.86
Weighted average number of shares outstanding during period,
in thousands	13,518	13,345	12,674	12,674	11,904
Market price per share:
Beginning of period	$2.40	$2.01	$1.79	$2.10	$1.99
End of period	$1.96	$2.40	$2.01	$1.79	$2.10
Selected information and ratios:
Ratio of expenses to average net assets	9.33%	6.52%	7.99%	7.61%	9.75%
Ratio of net investment loss to average net assets	(8.22%)	(5.48%)	(6.12%)	(6.40%)	(6.97%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	0.12%	2.58%	13.57%	3.01%	(3.94%)
Total return on market price (1)	(18.33%)	19.40%	12.29%	(14.76%)	5.53%

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$9,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	210
Total Control Investments: Majority-owned (represents 14.9% of total investments at fair value)					$10,050	$9,210
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$20,500
Total Affiliate Investments (represents 33.1% of total investments at fair value)					$350	$20,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	527,138 shares of common stock (1.7%)		$6,579	$4,328
Total Non-Affiliate Investments - Related Party (represents 7.0% of total investments at fair value)					$6,579	$4,328
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.5% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$17,956	$35,015
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2018	UST 0% 1/19	26,981	$26,981	$26,981
Total Temporary Cash Investments (represents 43.5% of total investments at fair value)					$26,981	$26,981
Total Investments					$44,937	$61,996

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Non-income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2018

(in thousands, except share data)

Except for our holding of shares of MVC (“MVC”), substantially all of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2018, we had invested 87.5% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2018, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 84.6% of the total value of the investments in portfolio securities as of December 31, 2018.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 47.1% of our net asset value, 28.9% of our total assets and 58.5% of our investments in portfolio company securities (at fair value) as of December 31, 2018. The value of one segment called “Energy” includes one portfolio company and was 20.7% of our net asset value, 12.7% of our total assets and 25.7% of our investments in portfolio company securities (at fair value) as of December 31, 2018. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2018 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$6,929	$24,828	57.1%
Limited liability company investments	10,050	9,210	21.2%
Secured and subordinated debt	977	977	2.2%
Total	$17,956	$35,015	80.5%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2018 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$20,500	47.1%
Energy	9,000	20.7%
Financial services	4,328	9.9%
Business products and services	977	2.2%
Media	210	0.6%
Total	$35,015	80.5%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	212
Total Control Investments: Majority-owned (represents 16.7% of total investments at fair value)					$10,050	$8,212
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$16,686
Total Affiliate Investments (represents 34.0% of total investments at fair value)					$350	$16,686
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	496,208 shares of common stock (1.7%)		$6,276	$5,240
Total Non-Affiliate Investments - Related Party (represents 10.7% of total investments at fair value)					$6,276	$5,240
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 3/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 2.0% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$17,653	$31,115
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2017	UST 0% 1/18	$17,998	$17,998	$17,998
Total Temporary Cash Investments (represents 36.6% of total investments at fair value)					$17,998	$17,998
Total Investments					$35,651	$49,113

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

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

DECEMBER 31, 2018, 2017 AND 2016

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

We elected to be treated as a BDC under the 1940 Act, although our shareholders have authorized us to withdraw this election during 2019 and have done so previously in our efforts to achieve a transformational Consolidation (see “Significant Developments – Authorization to Withdraw BDC Election” above). We currently qualify as a regulated investment company RIC for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2018, we had cash and cash equivalents of $7.4 million. We had $35.0 million of our net assets of $43.5 million invested in portfolio securities. We also had $27.3 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $27.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2019 and we subsequently repaid this margin loan. The margin interest was paid on February 5, 2019.

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

During 2018 and 2017, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we continue to be a BDC, failure to continue to qualify as a RIC could be material to us and our stockholders.

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

To assess the reasonableness of the discounted cash flow approach, the fair value of equity securities, including warrants, in portfolio companies may also consider the market approach—that is, through analyzing and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying to the portfolio company’s trailing twelve months (or current year projected) EBITDA, a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies, in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities we hold; and (3) multiplying the range of equity values derived therefrom by our ownership share of such equity tranche in order to arrive at a range of fair values for our equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by Management.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2018 and 2017.

As of December 31, 2018, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2018
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$9,210	$—	$—	$9,210
Affiliate investments	20,500	—	—	20,500
Non-affiliate investments - related party	4,328	4,328	—	—
Non-affiliate investments	977	—	—	977
Total investments	35,015	4,328	—	30,687
Temporary cash investments	26,981	26,981	—	—
Total investments and temporary cash investments	$61,996	$31,309	$—	$30,687

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

The following table provides a reconciliation of fair value changes during 2018 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2017	$8,212	$16,686	$977	$25,875
Change in unrealized appreciation	998	3,814	—	4,812
Fair value as of December 31, 2018	$9,210	$20,500	$977	$30,687

The following table provides a reconciliation of fair value changes during 2017 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2016	$6,462	$16,200	$2,978	$25,640
Change in unrealized appreciation	1,749	486	—	2,235
Purchases of portfolio securities	—	—	12	12
Proceeds from sales/dispositions	—	—	(2,013)	(2,013)
Fair value as of December 31, 2017	$8,212	$16,686	$977	$25,875

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

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields, discount rates, or an increase/(decrease) in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding increase/(decrease), respectively, in the fair value of certain of our investments.

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2018:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	20,500	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	9,210	Asset approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors	75%	100%
	$30,687

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $30.7 million and $25.9 million as of December 31, 2018 and 2017, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

Interest and Dividend Income Recognition—We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. We accrete or amortize discounts and premiums on securities purchased over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and/or amortization of premium on debt securities. We stop accruing interest on investments when we determine that interest is no longer collectible. We may also impair the accrued interest when we determine that all or a portion of the current accrual is uncollectible. If we receive any cash after determining that interest is no longer collectible, we treat such cash as payment on the principal balance until the entire principal balance has been repaid, before we recognize any additional interest income. We will write off uncollectible interest upon the occurrence of a definitive event such as a sale, bankruptcy, or reorganization of the relevant portfolio interest. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution.

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

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million, for each of the years ended December 31, 2018, 2017 and 2016.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we paid $3 thousand in state income tax for the year ended December 31, 2018 and 2017. We did not owe state income tax for the year ended December 31, 2016.

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of December 31, 2018, 280,000 shares remain unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the year ended December 31, 2018 and December 31, 2017, we recorded compensation expense of $0.4 million and $1.1 million, respectively, in connection with these awards. There was no share-based compensation for the year ended December 2016.

(4) RELATED PARTY TRANSACTIONS AND AGREEMENTS

MVC Capital, Inc. – Share Exchange. On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (“Plan of Reorganization”). As a first step to consummating the Plan or Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. During 2018, we received 30,929 additional shares in the form of dividend payments. As of December 31, 2018, we valued our 527,138 MVC shares at $4.3 million, a decrease from $5.2 million at December 31, 2017. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates. Due to the ownership relationship between the Company and MVC, the investment and amounts due to and from MVC have been identified and disclosed as “related party(ies)” in our Consolidated Financial Statements.

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

In November 2011, Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director of the Fund, is a managing partner and co-founder of Global Energy. For each of the years ended December 31, 2017, and 2016, payments to Global Energy totaled $45,000 and 75,000, respectively. The agreement ended in July 2017.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services rendered.  During 2018, 2017 and 2016, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.4 million, $0.6 million and $0.4 million, respectively, for services provided to the Fund during these years.

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

Authorization to Withdraw BDC Election—As a consequence of our Plan of Reorganization, on January 21, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer on or before July 31, 2019. Notwithstanding these authorizations to withdraw our BDC election, we will not submit any such withdrawal unless and until we are reasonably confident that such Consolidation will be completed.

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

There are no material book to tax differences for net investment income/losses, realized gains or unrealized appreciation/depreciation. As of December 31, 2018, we had approximately $15.7 million in capital losses that can be carried forward indefinitely. During the year ended December 31, 2018, $7 thousand of pre-Regulated Investment Company Modification Act capital loss carryforwards expired. Pursuant to Statement of Position 93-2, the expired capital loss has reduced additional-paid-in-capital.

Reclassification of returns of capital had no material book to tax differences for the three years ended December 31, 2018 and therefore has no material book to tax differences impacting accumulated earnings.

We believe that any aggregate exposure for uncertain tax positions should not materially impact our financial statements as of December 31, 2018 or December 31, 2017. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2015 through 2018 remain open to examination. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(7) COMMITMENTS AND CONTINGENCIES

Lease Commitments. We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2016 is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $111,000, $109,000 and $89,000 for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Portfolio Companies. As of December 31, 2018 and 2017, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

Legal Proceedings–Shareholder Complaint. On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, purports to allege a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the allegations included therein, are without merit and intend to continue a vigorous defense against the same. On September 22, 2017, we filed a motion for summary judgment regarding this action, which was granted by the Chancery Court on November 13, 2018. Mr. Zalmanoff appealed the Chancery Court ruling to the Delaware Supreme Court and the matter has been briefed for oral argument and a subsequent decision in the coming months. As such, we have concluded that the likelihood of an unfavorable outcome is neither probable nor remote.

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

(8) PORTFOLIO SECURITIES

2018 Portfolio Activity

During the year ended December 31, 2018, we received 30,930 shares of MVC in the form of stock dividend payments.

The following table summarizes significant investment activity during the year ended December 31, 2018 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	Dividend	Total
MVC Capital, Inc.	$—	$—	$—	$303	$303
	$—	$—	$—	$303	$303

During 2018, we realized net capital gains of $9 thousand due to the disposition of temporary cash investments.

During 2018, we recorded an increase of $3.6 million in net unrealized appreciation, from $13.5 million at December 31, 2017 to $17.1 million at December 31, 2018, in our portfolio securities. Such increase resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC of $1.2 million due to a decrease in the MVC share price during 2018, which was partially offset by the receipt of dividend payments in the form of additional shares of MVC;

(ii)

Increase in fair value of our shareholding in PalletOne, Inc. (“PalletOne”) of $3.8 million due to an overall improvement in comparable industry sectors, as well as continued revenue increases and promising acquisition and growth prospects;

and

(iii)	Increase in the fair value of our holdings in Equus Energy of $1.0 million, principally due to an increase in comparable transactions for mineral leases and a continued increase in short- and long-term prices for crude oil and natural gas.

2017 Portfolio Activity

During the year ended December 31, 2017, we received full payment of our senior secured promissory note (“Note”) issued by Biogenic Reagents, LLC (“Biogenic”), in the amount of $2.4 million in cash, consisting of the original principal amount of the Note, together with approximately $0.4 million in interest as accrued thereon.

During the year ended December 31, 2017, we had investment activity of $0.3 million in three portfolio companies. We received $0.04 million in semi-annual interest and $13 thousand in PIK’d interest in respect of the Biogenic Note. During 2016, we received 20,253 shares of MVC in the form of stock dividend payments. We received $12 thousand in PIK’d interest in respect to our loan to 5TH Element Tracking, LLC (“5TH Element”).

The following table summarizes significant investment activity during the year ended December 31, 2017 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK/Dividend	Total
5TH Element Tracking, LLC	$—	$—	$—	$12	$12
MVC Capital, Inc.	—	—	—	265	265
	$—	$—	$—	$277	$277

During 2017, we realized net capital losses of $5 thousand due to the disposition of temporary cash investments.

Year Ended December 31, 2017

During 2017, we recorded an increase of $3.2 million in net unrealized appreciation, from $10.3 million at December 31, 2016 to $13.5 million at December 31, 2016, in our portfolio securities. Such increase resulted primarily from the following changes:

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

The following table summarizes significant investment activity during the year ended December 31, 2016 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK/Dividend	Total
Biogenic Reagents, LLC	$2,000	$—	$—	$13	$2,013
MVC Capital, Inc.	—	—	—	313	313
5TH Element Tracking, LLC	—	—	—	50	50
	$2,000	$—	$—	$376	$2,376

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

(9) EQUUS ENERGY, LLC

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently consisting of 142 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 21,520 acres situated on 11 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

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

Below is selected financial information from the audited financial statements of Equus Energy as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$966	$307
Accounts receivable	127	101
Other current assets	34	33
Total current assets	1,127	441
Oil and gas properties	8,014	8,064
Less: accumulated depletion, depreciation and amortization	(7,778)	(7,434)
Net oil and gas properties	236	630
Total assets	$1,363	$1,071

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$131	$107
Due to affiliate	561	586
Total current liabilities	692	693
Asset retirement obligations	195	190
Total liabilities	887	883

Total member's equity	476	188

Total liabilities and member's equity	$1,363	$1,071

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Operations

	Year Ended December 31
	2018	2017	2016
Operating revenue	$1,085	$861	$683
Operating expenses
Direct operating expenses	787	554	632
Gain on sale of oil and gas properties	(619)	—	—
General and administrative	284	278	392
Depletion, depreciation, amortization and accretion	344	295	369
Impairment of oil and gas properties	—	—	265
Total operating expenses	796	1,127	1,658
Income (loss) before income tax expense	289	(266)	(975)
Income tax expense, net	1	—	—
Net income (loss)	$288	$(266)	$(975)

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:

Net income (loss)	$288	$(266)	$(975)
Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	338	289	369
Gain on sale of oil and gas properties	(619)	—	—
Accretion expense	6	6	—
Impairment	—	—	265
Changes in operating assets and liabilities:
Accounts receivable	(26)	(10)	31
Prepaid expenses and other current assets	(2)	(1)	—
Affiliate payable/receivable	(25)	(25)	—
Accounts payable and other	25	32	(131)
Net cash (used in) provided by operating activities	(15)	25	(441)

Cash flows from investing activities:
Investment in oil & gas properties	(173)	(9)	(35)
Sale of oil & gas properties	847	—	250
Net cash provided by (used in) investing activities	674	(9)	215
Net increase (decrease) in cash	659	16	(226)
Cash and cash equivalents at beginning of period	307	291	517
Cash and cash equivalents at end of period	$966	$307	$291

(10) RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. ASU 2016-15 provides guidance on eight specific cash flow issues including the statement of cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. There was no impact on our statements of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to ASC Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the ASC Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. There was no impact on the financial position or financial statement disclosures.

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

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We completed our initial assessment in evaluating the potential impact on our financial statements and based on our initial assessment, determined that our financial instruments are excluded from the scope of ASU 2014-09 and ASC 606. As a result of the scope exception for financial instruments, our management has determined that there was no material changes to the recognition timing and classification of revenues and expenses; additionally, there was no significant impact to pretax income or on financial statement disclosures upon adoption.

Accounting Standards Not Yet Adopted—In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The adoption of ASU 2016-02 will not have an impact on our financial statements as we currently have no operating leases as our principal offices are under a month-to-month lease arrangement for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic 325-40,Investments -Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on our financial statements.

On August 28, 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments remove certain disclosure requirements and modify certain others. The amendments remove the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, (3) the valuation processes for Level 3 fair value measurements and (4) the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. Also, (1) in lieu of a rollforward for Level 3 fair value measurements, an entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities, (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly, and (3) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our financial statements.

(11) SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2018
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Total investment income	$113	$117	$85	$165	$480
Net investment loss	(991)	(936)	(722)	(906)	(3,555)
Increase in net assets resulting
from operations	56	793	2,358	(3,156)	51

Basic and diluted earnings per share (1)	0.00	0.06	0.17	(0.23)	0.00

(in thousands, except per share amounts)	Year Ended December 31, 2017
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Total investment income	$190	$137	$112	$121	$560
Net investment loss	(2,480)	(333)	(441)	(760)	(4,014)
Increase in net assets resulting
from operations	(1,802)	87	(121)	1,007	(829)

Basic and diluted earnings per share (1)	(0.14)	0.01	(0.01)	0.08	(0.06)

(in thousands, except per share amounts)	Year Ended December 31, 2016
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Total investment income	$138	$227	$191	$192	$748
Net investment loss	(733)	(452)	(570)	(696)	(2,451)
Increase in net assets resulting
from operations	242	2,067	1,889	1,234	5,432

Basic and diluted earnings per share (1)	0.02	0.17	0.16	0.08	0.43

(1) The sum of quarterly per share amount may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(12) SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 2, 2019, we sold our holding in $27.0 million in U. S. Treasury Bill and we repaid our year-end margin loan.

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We assessed our internal control over financial reporting as of December 31, 2018, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2019 (the “2019 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2019 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates	62

Item 16. Form 10-K Summary

Not Included.

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2018
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income(d)	As of December 31, 2017 Fair Value	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2018 Fair Value
Control investments: Majority-owned
Equus Energy, LLC	Member interest (100%)	$-	$8,000	$1,000	$-	$9,000
Equus Media Development Company, LLC	Member interest (100%)	-	212	-	(2)	210
Total Control investments: Majority-owned		-	8,212	1,000	(2)	9,210
Total Control investments		-	8,212	1,000	(2)	9,210
Affiliate Investments
PalletOne, Inc.	350,000 shares of common stock	-	16,686	3,814	-	20,500
Total Affiliate investments		-	16,686	3,814	-	20,500
Total Investments In and Advances to Affiliates		$-	$24,898	$4,814	$(2)	$29,710

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2018.
(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(g)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014 [Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2014.]

(h)	Plan of Reorganization of the Registrant, dated as of May 13, 2014 [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2014.]

(i)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

99.	Equus Energy, LLC and Subsidiary

(1)	Consolidated Financial Statements of Equus Energy, LLC and Subsidiary as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 [Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 10-K filed on March 29, 2018.]
63

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 29, 2019	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 29, 2019
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	March 29, 2019
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	March 29, 2019
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 29, 2019
Robert L. Knauss

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	March 29, 2019
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2019
L’Sheryl D. Hudson

