Form 10-Q
period 2019-03-31
EQUUS TOTAL RETURN, INC.
filed 2019-05-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 14, 2019

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	March 31, 2019	December 31, 2018
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,050)	$10,711	$9,210
Affiliate investments (cost at $350)	22,500	20,500
Non-affiliate investments - related party (cost at $6,657 and $6,579, respectively)	4,862	4,328
Non-affiliate investments (cost at $977)	977	977
Total investments in portfolio securities at fair value	39,050	35,015
Temporary cash investments	26,977	26,981
Cash and cash equivalents	6,318	7,425
Restricted cash	270	270
Accounts receivable from affiliates	561	561
Accrued interest and dividend receivable	489	568
Other assets	69	121
Total assets	73,734	70,941
Liabilities and net assets
Accounts payable	153	196
Accounts payable to related parties	52	269
Borrowing under margin account	26,977	26,981
Total liabilities	27,182	27,446

Commitments and contingencies (see Note 2)

Net assets	$46,552	$43,495

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	55,821	55,741
Undistributed net investment losses	(30,317)	(29,327)
Undistributed net capital gains	19	9
Unrealized appreciation of portfolio securities, net	22,811	19,310
Unrealized depreciation of portfolio securities, net - related party	(1,795)	(2,251)
Total net assets	$46,552	$43,495
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.44	$3.22

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$—	$74
Non-affiliate investments	—	34
Total interest and dividend income	—	108
Interest from temporary cash investments	16	5
Total investment income	16	113

Expenses:
Compensation expense	399	511
Professional fees	357	399
Director fees and expenses	85	78
General and administrative expenses	111	90
Mailing, printing and other expenses	40	21
Taxes	10	2
Interest expense	4	3
Total expenses	1,006	1,104

Net investment loss	(990)	(991)

Net realized gain:
Temporary cash investments	10	2
Net realized gain	10	2

Net unrealized appreciation (depreciation) of portfolio securities:
End of period	22,811	15,862
Beginning of period	19,310	14,498
Net change in net unrealized appreciation of portfolio securities	3,501	1,364

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,795)	(1,355)
Beginning of period	(2,251)	(1,036)
Net change in net unrealized depreciation of portfolio securities - related party	456	(319)

Net increase in net assets resulting from operations	$2,977	$56

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.22	$0.00
Weighted average shares outstanding:
Basic and diluted	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Undistributed Net Investment Losses	Undistributed Net Capital Gains	Unrealized Appreciation of Portfolio Securities, net	Unrealized Depreciation of Portfolio Securities - Related Party	Total Net Assets
Balances at December 31, 2018	13,518	$13	$55,741	$(29,327)	$9	$19,310	$(2,251)	$43,495

Share-based incentive compensation	—	—	80	—	—	—	—	80

Net (decrease) increase in net assets resulting from operations	—	—	—	(990)	10	3,501	456	2,977

Balances at March 31, 2019	13,518	$13	$55,821	$(30,317)	$19	$22,811	$(1,795)	$46,552

 The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Reconciliation of increase in net assets resulting from operations to net cash used in operating activities:
Net increase in net assets resulting from operations	$2,977	$56
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain	(10)	(2)
Net change in unrealized appreciation of portfolio securities	(3,501)	(1,364)
Net change in unrealized depreciation of portfolio securities - related party	(456)	319
Share-based incentive compensation	80	197
Changes in operating assets and liabilities:
Purchases of (proceeds from) temporary cash investments, net	14	(992)
Accounts receivable from affiliates	—	25
Accrued interest and dividend receivable	1	(109)
Other assets	52	49
Accounts payable and accrued liabilities	(43)	168
Accounts payable to related parties	(217)	45
Net cash used in operating activities	(1,103)	(1,608)
Cash flows from financing activities:
Borrowings under margin account	26,977	18,992
Repayments under margin account	(26,981)	(17,998)
Net cash (used in) provided by financing activities	(4)	994
Net decrease in cash and cash equivalents	(1,107)	(614)
Cash and cash equivalents and restricted cash at beginning of period	7,695	10,975

Cash and cash equivalents and restricted cash at end of period	$6,588	$10,361
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities - related party	$78	$74

Supplemental disclosure of cash flow information:
Interest paid	$—	$3
Income taxes paid	$10	$—

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Investment income	$0.00	$0.01
Expenses	0.07	0.08

Net investment loss	(0.07)	(0.07)

Net change in unrealized appreciation	0.26	0.10
Net change in unrealized depreciation - related party	0.03	(0.02)
Net increase in net assets	0.22	0.01
Capital transactions:
Share-based incentive compensation	0.01	0.01
Dilutive effect of shares issued	(0.01)	—
Increase in net assets resulting from capital transactions	0.00	0.01
Net increase in net assets	0.22	0.02
Net assets at beginning of period	3.22	3.18
Net assets at end of period, basic and diluted	$3.44	$3.20
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.96	$2.40
End of period	$1.91	$2.38
Selected information and ratios:
Dividends declared	$—	$—
Ratio of expenses to average net assets	2.23%	2.56%
Ratio of net investment loss to average net assets	(2.20%)	(2.30%)
Ratio of net increase in net assets resulting from operations to average net assets	6.61%	0.13%
Total return on market price (1)	(2.55%)	(0.83%)

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(Unaudited)

(in thousands, except share data)

		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$10,500
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	211
Total Control Investments: Majority-owned (represents 16.2% of total investments at fair value)					$10,050	$10,711
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$22,500
Total Affiliate Investments (represents 34.1% of total investments at fair value)					$350	$22,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	536,007 shares of common stock (1.7%)		$6,657	$4,862
Total Non-Affiliate Investments - Related Party (represents 7.4% of total investments at fair value)					$6,657	4,862
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.4% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$18,034	$39,050
Temporary Cash Investments
U.S. Treasury Bill	Government	March 2019	UST 0% 4/19	$26,977	$26,977	$26,977
Total Temporary Cash Investments (represents 40.9% of total investments at fair value)					$26,977	$26,977
Total Investments					$45,011	$66,027

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Non-income-producing. See notes 5 and 9 to the financial statements.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2019

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2019, we held 83.9% of our assets at fair value in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of March 31, 2019, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 85.0% of the total value of the investments in portfolio securities as of March 31, 2019.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 48.3% of our net asset value, 30.5% of our total assets and 57.6% of our investments in portfolio company securities (at fair value) as of March 31, 2019. The value of one segment called “Energy” includes one portfolio company and was 22.6% of our net asset value, 14.2% of our total assets and 26.9% of our investments in portfolio company securities (at fair value) as of March 31, 2019. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2019 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$7,007	$27,362	58.8%
Limited liability company investments	10,050	10,711	23.0%
Secured and subordinated debt	977	977	2.1%
Preferred stock	—	—	—
Options and warrants	—	—	0.0%
Total	$18,034	$39,050	83.9%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2019 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	22,500	48.3%
Energy	10,500	22.6%
Financial services	4,862	10.4%
Business products and services	977	2.1%
Media	211	0.5%
Total	$39,050	83.9%

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

Our investments in portfolio securities consist of the following types of securities as of December 31, 2018 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Common stock	$6,929	$24,828	57.1%
Limited liability company investments	10,050	9,210	21.2%
Secured and subordinated debt	977	977	2.2%
Total	$17,956	$35,015	80.5%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2018 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	20,500	47.1%
Energy	9,000	20.7%
Financial services	4,328	9.9%
Business products and services	977	2.2%
Media	210	0.6%
Total	$35,015	80.5%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents—As of March 31, 2019, we had cash and cash equivalents of $6.3 million. We had $39.1 million of our net assets of $46.6 million invested in portfolio securities. We also had $27.2 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $27.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on April 3, 2019 and we subsequently repaid this margin loan, plus interest. The margin interest was paid on April 5, 2019.

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

As of March 31, 2019, we had no outstanding commitments to our portfolio company investments.

RIC Borrowings, Restricted Cash and Temporary Cash Investments—We may periodically borrow sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. We cannot assure you that any such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we remain a BDC and do not become an operating company as described in Note 6 – Plan of Reorganization below, our failure to continue to qualify as a RIC could be materially adverse to us and our stockholders.

As of March 31, 2019, we borrowed $27.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $27.2 million.

As of December 31, 2018, we borrowed $27.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $27.3 million.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years has resulted in a relatively limited amount of available debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first three months of 2019, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. We are also evaluating potential opportunities that could enable us to effect a change to our business and become an operating company as described in Note 6 – Plan of Reorganization below. We believe we have sufficient liquidity to meet our operating requirements for the remainder of 2019 and the first three months of 2020.

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

Investments for which prices are not observable are generally private investments in the debt and equity securities of operating companies. A primary valuation method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including comparing the latest arm’s length or market transactions involving the subject security to the selected benchmark credit spread, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. In the case of our investment in Equus Engery, we also examine acreage values in comparable transactions and assess the impact upon the working interests held by Equus Energy. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2019 and the year ended December 31, 2018.

As of March 31, 2019, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of March 31, 2019
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$10,711	$—	$—	$10,711
Affiliate investments	22,500	—	—	22,500
Non-affiliate investments - related party	4,862	4,862	—	—
Non-affiliate investments	977	—	—	977
Total investments	39,050	4,862	—	34,188
Temporary cash investments	26,977	26,977	—	—
Total investments and temporary cash investments	$66,027	$31,839	$—	$34,188

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2019 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2018	$9,210	$20,500	$977	$30,687
Change in unrealized appreciation	1,501	2,000	—	3,501
Fair value as of March 31, 2019	$10,711	$22,500	$977	$34,188

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2019:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	22,500	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	10,711	Asset approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors Market approach	75%	100%
	$34,188

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $34.2 million and $30.7 million as of March 31, 2019 and December 31, 2018, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of March 31, 2019 and December 31, 2018, one of our portfolio investments consisting of 536,007 and 527,138 common shares of MVC, respectively, was publicly listed on the NYSE.

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

As of March 31, 2019, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

Share-Based Compensation—We account for our share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term and account for forfeitures as they occur.

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

All corporations organized in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million for the year ended December 31, 2018.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended March 31, 2019, respectively, and we paid $3 thousand in state income tax for the year ended December 31, 2018.

Accounting Standards Recently Adopted— In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months and the use of practical expedient for leases less than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The adoption of ASU 2016-02 will not have an impact on our financial statements as we currently have no operating leases as our principal offices are under a month-to-month lease arrangement for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. There was no impact on the financial position or financial statement disclosures.

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

(4)	Related Party Transactions and Agreements

Share Exchange with MVC Capital, Inc.— On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (“Plan of Reorganization”). As a first step to consummating the Plan of Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. Since the date of the Share Exchange, we have received 140,168 additional shares of MVC shares in the form of dividend payments, inclusive of a payment of 8,869 MVC shares received during the first quarter of 2019. As of March 31, 2019, we valued our 536,007 MVC shares at $4.9 million, an increase from $4.3 million at December 31, 2018. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates. Due to the ownership relationship between the Company and MVC, the investment and amounts due to and from MVC have been identified and disclosed as “related party(ies)” in our financial statements.

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

We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services.  During the three months ended March 31, 2019 and March 31, 2018, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.1 million and $0.1 million, respectively, for services provided to the Fund.

(5)	Portfolio Securities

During the three months ended March 31, 2019, we received dividends in the form of additional shares of $0.08 million relating to our shareholding in MVC.

During the three months ended March 31, 2019, we recorded a net change in unrealized appreciation of $4.0 million, to a net unrealized appreciation of $21.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.6 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $2.0 million due to improved operating performance and overall improvement in comparable industry sectors; and

(iii)	Increase in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and an increase in the short- and long-term prices for crude oil during the first quarter of 2019.

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

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with MVC or an operating company, which operating company may be a subsidiary or portfolio company of MVC (such transaction is hereinafter referred to as a “Consolidation”). Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, and/or financial services sector.

Intention to Continue to Pursue Consolidation—We intend to continue to pursue a “Consolidation” and the completion of our Plan of Reorganization with another operating company and withdraw our BDC election if so authorized by our stockholders. While we are presently evaluating various opportunities that could enable us to accomplish a “Consolidation,” we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transaction that would embody a “Consolidation” would be acceptable to us.

Authorization to Withdraw BDC Election—On January 21, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than July 31, 2019. This authorization was given as a consequence of our Plan of Reorganization described above. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a “Consolidation”. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

(7)	2016 Equity Incentive Plan

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of March 31, 2019, 280,000 shares of restricted stock which were granted pursuant to the Incentive Plan, remained unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the three months ended March 31, 2019 and 2018, we recorded compensation expense of $0.08 million and $0.2 million, respectively, in connection with these awards.

(8)	Equus Energy, LLC

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests, which presently comprise 141 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 21,520 acres situated on 11 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 40 well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is working with Chevron in a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

Revenue and Income—During the three months ended March 31, 2019, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.1 million, ($0.05) million, and ($0.2) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which $0.3 million, $0.1 million, and ($0.04) million, respectively, for the three months ended March 31, 2018.

Capital Expenditures—During the three months ended March 31, 2019 and March 31, 2018, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant. The operators of the various working interest communicated their intent to wait until 2019, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of March 31, 2019 and December 31, 2018 and for the three months March 31, 2019 and 2018, respectively, (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$888	$966
Accounts receivable	91	127
Other current assets	34	34
Total current assets	1,013	1,127
Oil and gas properties	8,008	8,008
Less: accumulated depletion, depreciation and amortization	(7,825)	(7,772)
Net oil and gas properties	183	236
Total assets	$1,196	$1,363

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$151	$131
Due to affiliate	561	561
Total current liabilities	712	692
Asset retirement obligations	196	195
Total liabilities	908	887

Total member's equity	288	476

Total liabilities and member's equity	$1,196	$1,363

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy. The revenue and direct operating expenses presented herein relate only to the interests in the producing oil and natural gas properties and do not represent all of the oil and natural gas operations of all of these properties. Direct operating expenses include lease operating expenses and production and other related taxes. General and administrative expenses, depletion, depreciation and amortization (“DD&A”) of oil and gas properties and federal and state taxes have been excluded from direct operating expenses in the accompanying statements of operations because the allocation of certain expenses would be arbitrary and would not be indicative of what such costs would have been had Equus Energy been operated as a stand-alone entity. The statements of operations presented are not indicative of the financial condition or results of operations of Equus Energy on a go forward basis due to changes in the business and the omission of various operating expenses.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2018
	2019	2018
Operating revenue	$144	$295
Operating expenses
Direct operating expenses	195	163
General and administrative	83	94
Depletion, depreciation, amortization and accretion	54	82
Total operating expenses	332	339
Operating loss before income tax expense	(188)	(44)
Income tax benefit (expense)	—	—
Net loss	$(188)	$(44)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(188)	$(44)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depletion, depreciation, amortization and accretion	54	82
Changes in operating assets and liabilites:
Accounts receivable	36	(31)
Accounts payable and other	20	78
Due to affiliate	—	(25)
Net cash (used in) provided by operating activities	(78)	60

Cash flows from investing activities:
Investment in oil & gas properties	—	(48)
Net cash used in investing activities	—	(48)
Net (decrease) increase in cash	(78)	12
Cash and cash equivalents at beginning of period	966	307
Cash and cash equivalents at end of period	$888	$319

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2019, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during the three months ended March 31, 2019 and 2018, respectively.

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

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of March 31, 2019 and 2018, the Company had no federal income tax expense.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 11, 2019, the U.S. Treasury Bills in the amount of $27.0 million matured and repaid our margin loan.

On April 30, 2019, Equus Media Development Company, Inc., a wholly-owned subsidiary of the Fund (“EMDC”), was dissolved and its assets, consisting of approximately $210,000 in cash and certain creative properties of EMDC, were distributed to the Fund as EMDC’s sole member.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2018, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with MVC or an operating company, which operating company may be a subsidiary or portfolio company of MVC (such transaction is hereinafter referred to as a “Consolidation”). Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, and/or financial services sector.

Intention to Continue to Pursue Consolidation—We intend to continue to pursue a “Consolidation” and the completion of our Plan of Reorganization with another operating company and withdraw our BDC election if so authorized by our stockholders. While we are presently evaluating various opportunities that could enable us to accomplish a “Consolidation,” we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transaction that would embody a “Consolidation” would be acceptable to us.

Authorization to Withdraw BDC Election—On January 21, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but in no event later than July 31, 2019. This authorization was given as a consequence of our Plan of Reorganization described above. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a “Consolidation.” Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. For the three months ended March 31, 2019 and 2018, we recorded compensation expense of $0.08 million and $0.2 million, respectively, in connection with these awards.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

Current Market Conditions

The U.S. economy expanded at an annualized rate of 3.2% during the first quarter of 2019, following growth of 2.2% during the fourth quarter of 2018 and an overall increase of 2.9% for all of 2018. The first quarter 2019 increase was largely due to increased consumer spending, exports, business investment, and government spending. Despite rising trade tensions, the Conference Board Economic Forecast projects overall GDP growth in 2019 to be 2.4%, decreasing to 2.2% for 2020. The U.S. unemployment rate is now at a 50-year low, continuing to present a tight labor market for employers. Meanwhile, housing starts and building permits slowed during 2018 and have continued to trend downward during the first quarter of 2019, which has contrasted with strong growth in existing home sales during the same period. Business investment has continued to be a strong contributor to GDP growth and is expected to remain largely stable during the remainder of 2019. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Bureau of Labor Statistics, Conference Board Leading Economic Index).

Merger and acquisition activity was strong in 2018, with $3.5 trillion in worldwide transactions consummated during the year. Global political tension and slowing economies abroad have caused first quarter 2019 global M&A activity to decrease 17% from the comparable period in 2018, although North America saw an increase of approximately 2%. Technology-based enterprises and healthcare mergers constituted the majority of larger business combinations during the first quarter of 2019, as large tech companies have sought to increase market share and push into new industries. Market conditions for business transactions during the first quarter of 2019 have nevertheless continued to steadily improve, continuing a multi-year trend, as larger corporations have had increased access to credit markets and are still holding significant amounts of cash and have focused on acquisitions as part of future growth plans. Private equity funds raised almost $46 billion during the first quarter of 2019, but did so in an increasingly smaller number of vehicles, resulting in larger fund sizes overall. Total investments during the quarter were approximately $202 billion, an increase of 3.6% from the first quarter of 2018. (Sources: The Wall Street Journal, PitchBook).

During the three months ended March 31, 2019, our net asset value increased from $3.22 per share to $3.44 per share, an increase of 6.8%. As of March 31, 2019, our common stock is trading at a 44.5% discount to our net asset value as compared to 39.1% as of December 31, 2018.

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

Results of Operations

Investment Income and Expense

Net investment loss was $1.0 million for the three months ended March 31, 2019 and 2018, respectively.

Investment income was $0.01 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The decrease is due to the decline of interest-bearing investments. Total expense was $1.0 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. This decrease was mainly due to the decline in compensation expense.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2019, we realized a gain of $10.0 thousand from the sale of temporary cash investments.

During the three months ended March 31, 2018, we realized a gain of $1.8 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the three months ended March 31, 2019, we recorded a net change in unrealized appreciation of $4.0 million, to a net unrealized appreciation of $21.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.6 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $2.0 million due to improved operating performance and overall improvement in comparable industry sectors; and

(iii)	Increase in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and an increase in the short- and long-term prices for crude oil during the first quarter of 2019.

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

Portfolio Securities

During the three months ended March 31, 2019, we received dividends in the form of additional shares of $0.08 million relating to our shareholding in MVC.

During the nine months ended March 31, 2018, we received dividends in the form of additional shares of $0.07 million relating to our shareholding in MVC.

Subsequent Events

We performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 11, 2019, the U.S. Treasury Bills in the amount of $27.0 million matured and we repaid our margin loan.

On April 30, 2019, Equus Media Development Company, Inc., a wholly-owned subsidiary of the Fund (“EMDC”), was dissolved and its assets, consisting of approximately $210,000 in cash and certain creative properties of EMDC, were distributed to the Fund as EMDC’s sole member.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Shareholder Complaint—On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, purports to allege a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the allegations included therein, are without merit and intend to continue a vigorous defense against the same. On September 22, 2017, we filed a motion for summary judgment regarding this action, which was granted by the Chancery Court on November 13, 2018. Mr. Zalmanoff appealed the Chancery Court ruling to the Delaware Supreme Court. Oral argument concerning the appeal is scheduled for May 15, 2019.

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

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K for the year ended December 31, 2018, including the Fund’s financial statements and the related notes thereto. Although there have been no changes to the risk factors facing the Fund since the filing of our Form 10-K, the risks and uncertainties described therein are not the only ones facing the Fund.

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

Date: May 14, 2019

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

