Form 10-Q
period 2019-06-30
EQUUS TOTAL RETURN, INC.
filed 2019-08-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 14, 2019

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	June 30, 2019	December 31, 2018
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,050 and $10,050, respectively)	$10,500	$9,210
Affiliate investments (cost at $350)	24,500	20,500
Non-affiliate investments - related party (cost at $6,737 and $6,579, respectively)	5,018	4,328
Non-affiliate investments (cost at $977)	977	977
Total investments in portfolio securities at fair value	40,995	35,015
Temporary cash investments	26,990	26,981
Cash and cash equivalents	5,407	7,425
Restricted cash	270	270
Accounts receivable from affiliates	561	561
Accrued interest and dividend receivable	489	568
Other assets	258	121
Total assets	74,970	70,941
Liabilities and net assets
Accounts payable	24	196
Accounts payable to related parties	23	269
Borrowing under margin account	26,990	26,981
Total liabilities	27,037	27,446

Commitments and contingencies (see Note 2)

Net assets	$47,933	$43,495

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	55,901	55,741
Undistributed net investment losses	(31,114)	(29,327)
Undistributed net capital (losses) gains	(2,748)	9
Unrealized appreciation of portfolio securities, net	27,600	19,310
Unrealized depreciation of portfolio securities, net - related party	(1,719)	(2,251)
Total net assets	$47,933	$43,495
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.55	$3.22

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$80	$75	$80	$149
Non-affiliate investments	—	35	—	69
Total interest and dividend income	80	110	80	218
Interest from temporary cash investments	11	7	26	12
Total investment income	91	117	106	230

Expenses:
Compensation expense	380	387	779	898
Professional fees	214	406	571	805
Director fees and expenses	117	118	202	196
General and administrative expenses	108	84	219	174
Mailing, printing and other expenses	55	46	95	67
Taxes	11	11	21	13
Interest expense	2	1	6	4
Total expenses	887	1,053	1,893	2,157

Net investment loss	(797)	(936)	(1,787)	(1,927)

Net realized (loss) gain:
Affiliate investments	(2,790)	—	(2,790)	—
Temporary cash investments	23	(1)	33	1
Net realized (loss) gain	(2,767)	(1)	(2,757)	1

Net unrealized appreciation of portfolio securities:
End of period	27,600	17,812	27,600	17,812
Beginning of period	22,811	15,862	19,310	14,498
Net change in net unrealized appreciation of portfolio securities	4,789	1,950	8,290	3,314

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,719)	(1,575)	(1,719)	(1,575)
Beginning of period	(1,795)	(1,355)	(2,251)	(1,036)
Net change in net unrealized depreciation of portfolio securities - related party	76	(220)	532	(539)

Net increase in net assets resulting from operations	$1,301	$793	$4,278	$849

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.10	$0.06	$0.32	$0.06
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Undistributed Net Investment Losses	Undistributed Net Capital (Losses) Gains	Unrealized Appreciation of Portfolio Securities, net	Unrealized Depreciation of Portfolio Securities - Related Party	Total Net Assets
Balances at January 1, 2018	13,518	13	55,304	(25,772)	—	14,498	(1,036)	43,007

Share-based incentive compensation	—	—	197	—	—	—	—	197

Net (decrease) increase in net assets resulting from operations	—	—	—	(991)	2	1,364	(319)	56

Balances at March 31, 2018	13,518	$13	$55,501	$(26,763)	$2	$15,862	$(1,355)	$43,260

Share-based incentive compensation	—	—	—	—	—	—	—	—

Net increase (decrease) in net assets resulting from operations	—	—	79	(936)	(1)	1,950	(220)	872
`
Balances at June 30, 2018	13,518	$13	$55,580	$(27,699)	$1	$17,812	$(1,575)	$44,132

Balances at January 1, 2019	13,518	$13	$55,741	$(29,327)	$9	$19,310	$(2,251)	$43,495

Share-based incentive compensation	—	—	80	—	—	—	—	80

Net decrease (increase) in net assets resulting from operations	—	—	—	(990)	10	3,501	456	2,977
`
Balances at March 31, 2019	13,518	$13	$55,821	$(30,317)	$19	$22,811	$(1,795)	$46,552

Share-based incentive compensation	—	—	80	—	—	—	—	80

Net decrease (increase) in net assets resulting from operations	—	—	—	(797)	(2,767)	4,789	76	1,301
`
Balances at June 30, 2019	13,518	$13	$55,901	$(31,114)	$(2,748)	$27,600	$(1,719)	$47,933

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Reconciliation of increase in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net increase in net assets resulting from operations	$4,278	$849
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss (gain)	2,757	(1)
Net change in unrealized appreciation of portfolio securities	(8,290)	(3,314)
Net change in unrealized depreciation of portfolio securities - related party	(532)	539
Share-based incentive compensation	160	276
Dissolution of portfolio securities	211
Changes in operating assets and liabilities:
Purchases of temporary cash investments, net	24	6,002
Accounts receivable from affiliates	—	25
Accrued interest and dividend receivable	(80)	(218)
Other assets	(137)	85
Accounts payable and accrued liabilities	(172)	217
Accounts payable to related parties	(246)	35
Net cash (used in) provided by operating activities	(2,027)	4,495
Cash flows from financing activities:
Borrowings under margin account	53,967	30,990
Repayments under margin account	(53,958)	(36,991)
Net cash provided by (used in) financing activities	9	(6,001)
Net decrease in cash and cash equivalents	(2,019)	(1,506)
Cash and cash equivalents and restricted cash at beginning of period	7,695	10,975

Cash and cash equivalents and restricted cash at end of period	$5,677	$9,469
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities - related party	$159	$149

Supplemental disclosure of cash flow information:
Interest paid	$—	$4
Income taxes paid	$10	$13

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Investment income	$0.01	$0.02
Expenses	0.14	0.16

Net investment loss	(0.13)	(0.14)

Net realized loss	(0.20)	—
Net change in unrealized appreciation	0.61	0.24
Net change in unrealized depreciation - related party	0.04	(0.04)
Net increase in net assets	0.32	0.06
Capital transactions:
Share-based incentive compensation	0.01	0.02
Dilutive effect of shares issued	—	—
Increase in net assets resulting from capital transactions	0.01	0.02
Net increase in net assets	0.33	0.08
Net assets at beginning of period	3.22	3.18
Net assets at end of period, basic and diluted	$3.55	$3.26
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.96	$2.40
End of period	$1.64	$2.36
Selected information and ratios:
Ratio of expenses to average net assets	4.14%	4.95%
Ratio of net investment loss to average net assets	(3.91%)	(4.42%)
Ratio of net increase in net assets resulting from operations to average net assets	9.36%	1.95%
Total return on market price (1)	(16.33%)	(1.67%)

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

JUNE 30, 2019

(Unaudited)

(in thousands, except share data)

		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$10,500
Total Control Investments: Majority-owned (represents 15.4% of total investments at fair value)					$7,050	$10,500
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$24,500
Total Affiliate Investments (represents 34.1% of total investments at fair value)					$350	$24,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	544,813 shares of common stock (1.7%)		$6,737	$5,018
Total Non-Affiliate Investments - Related Party (represents 7.4% of total investments at fair value)					$6,737	5,018
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.4% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$15,114	$40,995
Temporary Cash Investments
U.S. Treasury Bill	Government	June 2019	UST 0% 7/19	$26,990	$26,990	$26,990
Total Temporary Cash Investments (represents 40.9% of total investments at fair value)					$26,990	$26,990
Total Investments					$42,104	$67,985

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Non-income-producing. See notes 5 and 9 to the financial statements.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2019

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2019, we held 87.8% of our assets at fair value in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of June 30, 2019, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 85.4% of the total value of the investments in portfolio securities as of June 30, 2019.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Shipping products and services” includes one portfolio company and was 51.1% of our net asset value, 32.7% of our total assets and 59.8% of our investments in portfolio company securities (at fair value) as of June 30, 2019. The value of one segment called “Energy” includes one portfolio company and was 21.9% of our net asset value, 14.0% of our total assets and 25.6% of our investments in portfolio company securities (at fair value) as of June 30, 2019. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2019 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Common stock	$7,087	$29,518	61.6%
Limited liability company investments	7,050	10,500	21.9%
Secured and subordinated debt	977	977	2.0%
Total	$15,114	$40,995	85.5%

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2019 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	24,500	51.1%
Energy	10,500	21.9%
Financial services	5,018	10.5%
Business products and services	977	2.0%
Total	$40,995	85.5%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

(Unaudited)

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$9,000
Equus Media Development Company, LLC Houston, TX	Media	January 2007	Member interest (100%)		3,000	210
Total Control Investments: Majority-owned (represents 14.9% of total investments at fair value)					$10,050	$9,210
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$20,500
Total Affiliate Investments (represents 33.1% of total investments at fair value)					$350	$20,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	527,138 shares of common stock (1.7%)		$6,579	$4,328
Total Non-Affiliate Investments - Related Party (represents 7.0% of total investments at fair value)					$6,579	$4,328
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.5% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$17,956	$35,015
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2018	UST 0% 1/19	$26,981	$26,981	$26,981
Total Temporary Cash Investments (represents 43.5% of total investments at fair value)					$26,981	$26,981
Total Investments					$44,937	$61,996

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Non-income producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

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

JUNE 30, 2019

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

So long as we remain an investment company and not an operating company as contemplated in our Plan of Reorganization described in Note 6 below, we will attempt to maximize the return to our stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments may include debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies (or smaller public companies) in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our Management and Board of Directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

The results of operations for the three months ended June 30, 2019 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents—As of June 30, 2019, we had cash and cash equivalents of $5.4 million. We had $41.0 million of our net assets of $47.9 million invested in portfolio securities.

As of December 31, 2018, we had cash and cash equivalents of $7.4 million. We had $35.0 million of our net assets of $43.5 million invested in portfolio securities

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments— As of June 30, 2019, we had $27.2 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $27.3 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on July 5, 2019 and we subsequently repaid this margin loan, plus interest.

As of December 31, 2018, we had $27.3 million of restricted cash and of temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $27.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 2, 2019 and we subsequently repaid this margin loan, plus interest.

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

As of June 30, 2019, we had no outstanding commitments to our portfolio company investments.

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

As of June 30, 2019, we borrowed $27.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $27.3 million.

As of December 31, 2018, we borrowed $27.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $27.3 million.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first six months of 2019, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. We are also evaluating potential opportunities that could enable us to effect a change to our business and become an operating company as described in Note 6 – Plan of Reorganization below. We believe we have sufficient liquidity to meet our operating requirements for the remainder of 2019 and the first six months of 2020.

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

Investments for which prices are not observable are generally private investments in the debt and equity securities of operating companies. A primary valuation method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including comparing the latest arm’s length or market transactions involving the subject security to the selected benchmark credit spread, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. In the case of our investment in Equus Energy, we also examine acreage values in comparable transactions and assess the impact upon the working interests held by Equus Energy. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the six months ended June 30, 2019 and the year ended December 31, 2018.

As of June 30, 2019, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of June 30, 2019
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$10,500	$—	$—	$10,500
Affiliate investments	24,500	—	—	24,500
Non-affiliate investments - related party	5,018	5,018	—	—
Non-affiliate investments	977	—	—	977
Total investments	40,995	5,018	—	35,977
Temporary cash investments	26,990	26,990	—	—
Total investments and temporary cash investments	$67,985	$32,008	$—	$35,977

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

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2019 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of December 31, 2018	$9,210	$20,500	$977	$30,687
Realized losses	(2,790)	—	—	(2,790)
Change in unrealized appreciation	4,291	4,000	—	8,291
Proceeds from sales/dispositions	(211)	—	—	(211)
Transfers in (out) of Level 3	—	—	—	-
Fair value as of June 30, 2019	$10,500	$24,500	$977	$35,977

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2019:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	24,500	Income/ Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	10,500	Asset approach Discounted cash flow; Guideline transaction method	Recovery rate Reserve adjustment factors Market approach	75%	100%
	$35,977

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $36.0 million and $30.7 million as of June 30, 2019 and December 31, 2018, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of June 30, 2019 and December 31, 2018, one of our portfolio investments, consisting of 544,813 and 527,138 common shares of MVC, respectively, was publicly listed on the NYSE.

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

As of June 30, 2019, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the six months ended June 30, 2019, respectively, and we paid $3 thousand in state income tax for the year ended December 31, 2018.

Accounting Standards Recently Adopted— In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months and the use of practical expedient for leases less than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application was permitted. The adoption of ASU 2016-02 did not have an impact on our financial statements as we currently have no operating leases as our principal offices are under a month-to-month lease arrangement for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. There was no impact on the financial position or financial statement disclosures.

Accounting Standards Not Yet Adopted—In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic 325-40,Investments -Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. There was no impact on the financial position or financial statement disclosures.

On August 28, 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments remove certain disclosure requirements and modify certain others. The amendments remove the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, (3) the valuation processes for Level 3 fair value measurements and (4) the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. Also, (1) in lieu of a roll-forward for Level 3 fair value measurements, an entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities, (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly, and (3) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our financial statements and will make any disclosure adjustments in year-end financial statements.

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

We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services.  During each of the six months ended June 30, 2019 and June 30, 2018, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.2 million for services provided to the Fund.

(5)	Portfolio Securities

During the six months ended June 30, 2019, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

Also during the six months ended June 30, 2019, we dissolved Equus Media Development Company, LLC (“EMDC”), a wholly-owned subsidiary of the Fund and transferred EMDC’s assets, consisting of approximately $210,000 in cash and various creative entertainment properties, to the Fund.

During the six months ended June 30, 2019, we recorded a net change in unrealized appreciation of $8.8 million, to a net unrealized appreciation of $25.9 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.7 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.0 million due to improved operating performance and overall improvement in comparable industry sectors;

(iii)	Transfer of unrealized depreciation to realized loss of our holdings in EMDC of $2.8 million in connection with the dissolution of EMDC and the transfer of its assets to the Fund; and

(iv)	Increase in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and an increase in the short- and long-term prices for crude oil during the first half of 2019.

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

Authorization to Withdraw BDC Election—On January 21, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization, which was given as a consequence of our Plan of Reorganization, expired on July 31, 2019, we expect to receive an additional authorization from our stockholders in the future. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a “Consolidation”. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

(7)	2016 Equity Incentive Plan

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of March 31, 2019, 280,000 shares of restricted stock which were granted pursuant to the Incentive Plan, remained unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the six months ended June 30, 2019 and 2018, we recorded compensation expense of $0.2 million and $0.3 million, respectively, in connection with these awards.

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

Revenue and Income—During the three months ended June 30, 2019, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, $0.02 million, and ($0.08) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which $0.3 million, $0.05 million, and ($0.1) million, respectively, for the three months ended June 30, 2018.

Capital Expenditures—During the three months ended June 30, 2019 and June 30, 2018, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant. The operators of the various working interest communicated their intent to wait until 2019, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of June 30, 2019 and December 31, 2018 and for the six months June 30, 2019 and 2018, respectively, (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$832	$966
Accounts receivable	112	127
Other current assets	34	34
Total current assets	978	1,127
Oil and gas properties	8,008	8,008
Less: accumulated depletion, depreciation and amortization	(7,854)	(7,772)
Net oil and gas properties	154	236
Total assets	$1,132	$1,363

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$170	$131
Due to affiliate	561	561
Total current liabilities	731	692
Asset retirement obligations	198	195
Total liabilities	929	887

Total member's equity	203	476

Total liabilities and member's equity	$1,131	$1,363	1

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

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating revenue	$217	$282	$361	$577
Operating expenses
Direct operating expenses	198	231	393	394
General and administrative	73	59	156	153
Depletion, depreciation, amortization and accretion	31	104	85	186
Total operating expenses	302	394	634	733
Operating loss before income tax expense	(85)	(112)	(273)	(156)
Income tax benefit (expense)	—	—	—	—
Net loss	$(85)	$(112)	$(273)	$(156)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	(273)	$(156)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, depreciation, amortization and accretion	85	186
Changes in operating assets and liabilites:
Accounts receivable	15	(32)
Prepaid expenses and other current assets	—	—
Accounts payable and other	39	8
Due to affiliate	—	(25)
Net cash used in operating activities	(134)	(19)

Cash flows from investing activities:
Investment in oil & gas properties	—	(63)
Net cash used in investing activities	—	(63)
Net decrease in cash	(134)	(82)
Cash and cash equivalents at beginning of period	966	307
Cash and cash equivalents at end of period	$832	$225

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.  Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.03 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively and $0.1 million and $0.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively .

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of June 30, 2019, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation.  The Company did not recognize an impairment loss on its oil and gas properties during the three months ended June 30, 2019 and 2018, respectively.

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

Depreciation, Depletion and Amortization—The Company employs the “Units of Production” method in calculating depletion of its proved oil and gas properties, wherein capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves.

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.  As of June 30, 2019 and 2018, the Company had no federal income tax expense.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 5, 2019, we sold $27.0 million of U.S. Treasury Bills we acquired on margin in June 2019 and used the proceeds to repay the margin loan.

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

Authorization to Withdraw BDC Election— On January 21, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization, which was given as a consequence of our Plan of Reorganization, expired on July 31, 2019, we expect to receive an additional authorization from our stockholders in the future. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a “Consolidation”. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

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

Current Market Conditions

The U.S. economy expanded at an annualized rate of 2.1% during the second quarter of 2019, following growth of 3.1% during the first quarter of 2019 and an increase of 2.9% for all of 2018. The decrease in GDP during the second quarter of 2019 was principally due to decreased exports, higher inventories, lower fixed residential and nonresidential investment, and increased imports. Despite rising trade tensions, the Conference Board Economic Forecast projects overall GDP growth in 2019 to be 2.5%, decreasing to 2.0% for 2020. The U.S. unemployment rate is near a 50-year low, continuing to present a tight labor market for employers. Meanwhile, housing starts and building permits slowed during 2018 and have continued to trend downward during the first six months of 2019, which has contrasted with strong growth in existing home sales during the same period. Business investment has continued to be a strong contributor to GDP growth and is expected to remain largely stable during the remainder of 2019. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Bureau of Labor Statistics, Conference Board Leading Economic Index).

Merger and acquisition activity was strong in 2018, with $3.5 trillion in worldwide transactions consummated during the year. Although such activity slowed during the first quarter of 2019, it accelerated during the second quarter of 2019, resulting in approximately $2 trillion in global transactions announced during the six month period. In the United States, merger and acquisition activity was up 19% in the first six months of 2019 as compared to the six months ended June 30, 2018. Market conditions for business transactions during the first six months of 2019 have continued to steadily improve, continuing a multi-year trend, as larger corporations have had increased access to credit markets and are still holding significant amounts of cash and have focused on acquisitions as part of future growth plans. Private equity funds raised almost $46 billion during the first three months of 2019, but did so in an increasingly smaller number of vehicles, resulting in larger fund sizes overall. Total investments during the quarter were approximately $202 billion, an increase of 3.6% from the first quarter of 2018. Data for the second quarter of 2019 have not yet been released but larger amounts of capital have pushed median valuation multiples above 12x during the first six months of 2019, constraining investment yields (Sources: The New York Times, The Wall Street Journal, PitchBook).

During the six months ended June 30, 2019, our net asset value increased from $3.22 per share to $3.55 per share, an increase of 10.2%. As of June 30, 2019, our common stock is trading at a 53.8% discount to our net asset value as compared to 39.1% as of December 31, 2018.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.8 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1.8 million and $1.9 million for the six months ended June 30, 2019 and June 30, 2018, respectively, due to a decline in professional fees for the periods.

Investment income was $0.1 million for the three months ended June 30, 2019 and 2018, respectively and $0.1 million and $0.2 million for the six months ended June 30, 2019 and 2018. The decrease is due to the decline of interest-bearing investments. Total expense was $0.9 million and $1.1 million for the three months ended June 30, 2019 and 201, respectively and $1.9 million and $2.2 million for the six months ended June 30, 2019. This decrease was mainly due to the decline in compensation expense and professional fees.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2019, we realized a loss of $2.8 million from the dissolution and liquidation of Equus Media Development Company LLC (“EMDC”).

During the six months ended June 30, 2018, we realized a gain of $1.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the six months ended June 30, 2019, we recorded a net change in unrealized appreciation of $8.8 million, to a net unrealized appreciation of $25.9 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.7 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.0 million due to improved operating performance and overall improvement in comparable industry sectors;

(iii)	Transfer of unrealized depreciation to realized loss of our holdings in EMDC of $2.8 million in connection with the liquidation and dissolution of EMDC; and

(iv)	Increase in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and an increase in the short- and long-term prices for crude oil during the first half of 2019.

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

Portfolio Securities

During the six months ended June 30, 2019, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

During the six months ended June 30, 2018, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

Also during the six months ended June 30, 2019, we dissolved EMDC, a wholly-owned subsidiary of the Fund and transferred EMDC’s assets, consisting of approximately $211,000 in cash and various creative entertainment properties, to the Fund.

Subsequent Events

We performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 5, 2019, we sold $27.0 million of U.S. Treasury Bills we acquired on margin in June 2019 and used the proceeds to repay the margin loan.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Shareholder Complaint—On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purports to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, purports to allege a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and seeks an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the allegations included therein, are without merit. On September 22, 2017, we filed a motion for summary judgment regarding this action, which was granted by the Chancery Court on November 13, 2018. Mr. Zalmanoff appealed the Chancery Court ruling to the Delaware Supreme Court. On May 16, 2019, the Delaware Supreme Court affirmed the Chancery Court decision and terminated the proceedings.

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

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

Item 6. Exhibits

3.	Articles of Incorporation and by-laws
	(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
	(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
	(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Current Report on Form 8-K filed on June 30, 2014.]
10.	Material Contracts.
	(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
	(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]
	(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
	(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]
	(e)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014. [Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 15, 2014.]
	(f)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

31.	Rule 13a-14(a)/15d-14(a) Certifications
	1.	Certification by Chief Executive Officer
	2.	Certification by Chief Financial Officer

32.	Section 1350 Certifications
	1.	Certification by Chief Executive Officer
	2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: August 14, 2019	/s/ John A. Hardy
John A. Hardy Chief Executive Officer

