Form 10-Q
period 2019-09-30
EQUUS TOTAL RETURN, INC.
filed 2019-11-13
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 13, 2019.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	September 30, 2019	December 31, 2018
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,050 and $10,050, respectively)	$10,500	$9,210
Affiliate investments (cost at $350)	26,500	20,500
Non-affiliate investments - related party (cost at $6,819 and $6,579, respectively)	4,927	4,328
Non-affiliate investments (cost at $977)	977	977
Total investments in portfolio securities at fair value	42,904	35,015
Temporary cash investments	26,991	26,981
Cash and cash equivalents	4,783	7,425
Restricted cash	270	270
Accounts receivable from affiliates	561	561
Accrued interest and dividend receivable	489	568
Other assets	202	121
Total assets	76,200	70,941
Liabilities and net assets
Accounts payable	126	196
Accounts payable to related parties	59	269
Borrowing under margin account	26,991	26,981
Total liabilities	27,176	27,446

Commitments and contingencies (see Note 2)

Net assets	$49,024	$43,495

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	55,981	55,741
Undistributed net investment losses	(31,940)	(29,327)
Undistributed net capital (losses) gains	(2,738)	9
Unrealized appreciation of portfolio securities, net	29,600	19,310
Unrealized depreciation of portfolio securities, net - related party	(1,892)	(2,251)
Total net assets	$49,024	$43,495
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.63	$3.22

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$81	$76	$161	$225
Non-affiliate investments	—	—	—	69
Total interest and dividend income	81	76	161	294
Interest from temporary cash investments	9	9	35	21
Total investment income	90	85	196	315

Expenses:
Compensation expense	464	365	1,243	1,263
Professional fees	193	206	764	1,011
Director fees and expenses	79	75	281	271
General and administrative expenses	139	126	358	300
Mailing, printing and other expenses	34	31	129	98
Taxes	5	4	26	17
Interest expense	2	—	8	4
Total expenses	916	807	2,809	2,964

Net investment loss	(826)	(722)	(2,613)	(2,649)

Net realized (loss) gain:
Affiliate investments	—	—	(2,790)	—
Temporary cash investments	10	3	43	4
Net realized (loss) gain	10	3	(2,747)	4

Net unrealized appreciation of portfolio securities:
End of period	29,600	20,811	29,600	20,811
Beginning of period	27,600	17,812	19,310	14,498
Net change in net unrealized appreciation of portfolio securities	2,000	2,999	10,290	6,313

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,892)	(1,497)	(1,892)	(1,497)
Beginning of period	(1,719)	(1,575)	(2,251)	(1,036)
Net change in net unrealized depreciation of portfolio securities - related party	(173)	78	359	(461)

Net increase in net assets resulting from operations	$1,011	$2,358	$5,289	$3,207

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.07	$0.17	$0.39	$0.24
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Undistributed Net Investment Losses	Undistributed Net Capital (Losses) Gains	Unrealized Appreciation of Portfolio Securities, net	Unrealized Depreciation of Portfolio Securities - Related Party	Total Net Assets
Balances at January 1, 2018	13,518	$13	$55,304	$(25,772)	$—	$14,498	$(1,036)	$43,007

Share-based incentive compensation	—	—	197	—	—	—	—	197

Net (decrease) increase in net assets resulting from operations	—	—	—	(991)	2	1,364	(319)	56

Balances at March 31, 2018	13,518	$13	$55,501	$(26,763)	$2	$15,862	$(1,355)	$43,260

Share-based incentive compensation	—	—	—	—	—	—	—	—

Net increase (decrease) in net assets resulting from operations	—	—	79	(936)	(1)	1,950	(220)	872
`
Balances at June 30, 2018	13,518	$13	$55,580	$(27,699)	$1	$17,812	$(1,575)	$44,132

Share-based incentive compensation	—	—	81	—	—	—	—	81

Net increase (decrease) in net assets resulting from operations	—	—	—	(722)	3	2,999	78	2,358
`
Balances at September 30, 2018	13,518	$13	$55,661	$(28,421)	$4	$20,811	$(1,497)	$46,571

Balances at January 1, 2019	13,518	$13	$55,741	$(29,327)	$9	$19,310	$(2,251)	$43,495

Share-based incentive compensation	—	—	80	—	—	—	—	80

Net increase (decrease) in net assets resulting from operations	—	—	—	(990)	10	3,501	456	2,977
`
Balances at March 31, 2019	13,518	$13	$55,821	$(30,317)	$19	$22,811	$(1,795)	$46,552

Share-based incentive compensation	—	—	80	—	—	—	—	80

Net increase (decrease) in net assets resulting from operations	—	—	—	(797)	(2,767)	4,789	76	1,301
`
Balances at June 30, 2019	13,518	$13	$55,901	$(31,114)	$(2,748)	$27,600	$(1,719)	$47,933

Share-based incentive compensation	—	—	80	—	—	—	—	80

Net increase (decrease) in net assets resulting from operations	—	—	—	(826)	10	2,000	(173)	1,011

Balances at September 30, 2019	13,518	$13	$55,981	$(31,940)	$(2,738)	$29,600	$(1,892)	$49,024

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Reconciliation of increase in net assets resulting from operations to net cash used in operating activities:
Net increase in net assets resulting from operations	$5,289	$3,207
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss (gain)	2,747	(4)
Net change in unrealized appreciation of portfolio securities	(10,290)	(6,313)
Net change in unrealized depreciation of portfolio securities - related party	(359)	461
Share-based incentive compensation	240	357
Dissolution of portfolio securities	211	—
Changes in operating assets and liabilities:
Purchases of temporary cash investments, net	32	1,007
Accounts receivable from affiliates	—	25
Accrued interest and dividend receivable	(161)	(294)
Other assets	(81)	(64)
Accounts payable and accrued liabilities	(70)	(8)
Accounts payable to related parties	(210)	30
Net cash used in operating activities	(2,652)	(1,596)
Cash flows from financing activities:
Borrowings under margin account	80,958	47,985
Repayments under margin account	(80,948)	(48,988)
Net cash provided by (used in) financing activities	10	(1,003)
Net decrease in cash and cash equivalents	(2,642)	(2,599)
Cash and cash equivalents and restricted cash at beginning of period	7,695	10,975

Cash and cash equivalents and restricted cash at end of period	$5,053	$8,376
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities - related party	$240	$225

Supplemental disclosure of cash flow information:
Interest paid	$8	$4
Income taxes paid	$26	$13

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Investment income	$0.01	$0.02
Expenses	0.21	0.22

Net investment loss	(0.20)	(0.20)

Net realized loss	(0.20)	—
Net change in unrealized appreciation	0.76	0.47
Net change in unrealized depreciation - related party	0.03	(0.03)
Net increase in net assets	0.39	0.24
Capital transactions:
Share-based incentive compensation	0.02	0.03
Dilutive effect of shares issued	—	—
Increase in net assets resulting from capital transactions	0.02	0.03
Net increase in net assets	0.41	0.27
Net assets at beginning of period	3.22	3.18
Net assets at end of period, basic and diluted	$3.63	$3.45
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.96	$2.40
End of period	$1.61	$2.36
Selected information and ratios:
Ratio of expenses to average net assets	6.07%	6.62%
Ratio of net investment loss to average net assets	(5.65%)	(5.92%)
Ratio of net increase in net assets resulting from operations to average net assets	11.43%	7.16%
Total return on market price (1)	(17.86%)	(1.67%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$10,500

Total Control Investments: Majority-owned (represents 16.2% of total investments at fair value)					$7,050	$10,500
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$26,500
Total Affiliate Investments (represents 34.1% of total investments at fair value)					$350	$26,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	553,557 shares of common stock (1.7%)		$6,819	$4,927
Total Non-Affiliate Investments - Related Party (represents 7.1% of total investments at fair value)					$6,819	4,927
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.4% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$15,196	$42,904
Temporary Cash Investments
U.S. Treasury Bill	Government	September 2019	UST 0% 10/19	$26,991	$26,991	$26,991
Total Temporary Cash Investments (represents 38.6% of total investments at fair value)					$26,991	$26,991
Total Investments					$42,187	$69,895

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Non-income-producing. See notes 5 and 9 to the financial statements.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2019

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2019, we held 88.5% of our assets at fair value in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of September 30, 2019, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 86.2% of the total value of the investments in portfolio securities as of September 30, 2019.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Shipping products and services” includes one portfolio company and was 54.1% of our net asset value, 31.8% of our total assets and 61.8% of our investments in portfolio company securities (at fair value) as of September 30, 2019. The value of one segment called “Energy” includes one portfolio company and was 21.4% of our net asset value, 13.8% of our total assets and 24.5% of our investments in portfolio company securities (at fair value) as of September 30, 2019. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2019 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Common stock	$7,169	$31,427	64.1%
Limited liability company investments	7,050	10,500	21.4%
Secured and subordinated debt	977	977	2.0%

Total	$15,196	$42,904	87.5%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2019 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	26,500	54.1%
Energy	10,500	21.4%
Financial services	4,927	10.0%
Business products and services	977	2.0%
Total	$42,904	87.5%

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

EQUUS TOTAL RETURN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2019

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”).

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and, to the extent we remain a BDC, to finance routine follow-on investments, if any from the date of this filing, through the next twelve months.

Cash and Cash Equivalents—As of September 30, 2019, we had cash and cash equivalents of $4.8 million. We had $42.9 million of our net assets of $49.0 million invested in portfolio securities.

As of December 31, 2018, we had cash and cash equivalents of $7.4 million. We had $35.0 million of our net assets of $43.5 million invested in portfolio securities

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of September 30, 2019, we had $27.3 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $27.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on October 5, 2019 and we subsequently repaid this margin loan, plus interest.

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

As of September 30, 2019, we had no outstanding commitments to our portfolio company investments.

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

As of September 30, 2019, we borrowed $27.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $27.3 million.

As of December 31, 2018, we borrowed $27.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $27.3 million.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into 2019, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. We are also evaluating potential opportunities that could enable us to effect a change to our business and become an operating company as described in Note 6 – Plan of Reorganization below. We believe we have sufficient liquidity to meet our operating requirements for the remainder of 2019 and 12 months from the date of this filing.

(3)	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of our financial statements:

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the nine months ended September 30, 2019 and the year ended December 31, 2018.

As of September 30, 2019, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2019
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$10,500	$—	$—	$10,500
Affiliate investments	26,500	—	—	26,500
Non-affiliate investments - related party	4,927	4,927	—	—
Non-affiliate investments	977	—	—	977
Total investments	42,904	4,927	—	39,977
Temporary cash investments	26,991	26,991	—	—
Total investments and temporary cash investments	$69,895	$31,918	$—	$37,977

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2019 for all investments for which we determine fair value using unobservable (Level 3) factors:

Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2019	$9,210	$20,500	$977	$30,687
Realized losses	(2,789)	—	—	(2,789)
Change in unrealized appreciation	4,290	6,000	—	10,290
Proceeds from sales/dispositions	(211)	—	—	(211)
Fair value as of September 30, 2019	$10,500	$26,500	$977	$37,977

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2018 for all investments for which we determine fair value using unobservable (Level 3) factors:

Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2018	$8,212	$16,686	$977	$25,875
Change in unrealized appreciation	2,499	3,814	—	6,313
Fair value as of September 30, 2018	$10,711	$20,500	$977	$32,188

Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, the majority of our investment portfolio is composed of complex debt and equity securities with distinct contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including historical and forecasted financial and operational performance of the portfolio company, project cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs.

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2019:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	26,500	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	10,500	Asset approach Discounted cash flow; Guideline transaction method; Market approach	Recovery rate Reserve adjustment factors	75%	100%
	$37,977

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $38.0 million and $30.7 million as of September 30, 2019 and December 31, 2018, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of September 30, 2019 and December 31, 2018, one of our portfolio investments, consisting of 553,557 and 527,138 common shares of MVC, respectively, was publicly listed on the NYSE.

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

As of September 30, 2019, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service their debt.

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

Taxes—So long as we remain a BDC, we intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a RIC and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. Therefore, no provision for federal income taxes is recorded in the financial statements. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a RIC. See Note 1 for discussion of Taxable Subsidiaries and see Note 2 for further discussion of the Fund’s RIC borrowings.

All corporations organized in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million for the year ended December 31, 2018.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the nine months ended September 30, 2019, respectively, and we paid $3 thousand in state income tax for the year ended December 31, 2018.

Accounting Standards Recently Adopted— In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months and the use of practical expedient for leases less than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance was adopted effective January 1, 2019. The adoption of ASU 2016-02 did not have an impact on our financial statements as we currently have no operating leases as our principal offices are under a month-to-month lease arrangement for annual periods beginning after December 15, 2018, and interim periods therein.

In August 2018, the SEC adopted rules (the "SEC Release") that require disclosure of changes in net assets within a registrant's Form 10Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. The Company adopted the new requirement to present changes in net assets in interim financial statements within Form 10Q filings beginning January 1, 2019. The compliance date for the SEC Release was for all filings, as applicable, on or after November 5, 2018. The adoption of this rule did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted— In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC 325 - 40, Investments Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. We believe that the impact of the adoption of this standard will not have a material impact on our financial statements as we do not have any financial instruments that are subject to this standard.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures’ specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We believe that the impact of the adoption of this standard will not have a material impact on our financial statements. .

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

We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services. For services provided to the Fund, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.07 million during each of the three months ended September 30, 2019 and 2018, respectively, and $0.3 million during each on the nine months ended September 30, 2019 and 2018, respectively.

(5)	Portfolio Securities

During the nine months ended September 30, 2019, we received dividends in the form of additional shares of $0.2 million relating to our shareholding in MVC.

Also during the nine months ended September 30, 2019, we dissolved Equus Media Development Company, LLC (“EMDC”), a wholly-owned subsidiary of the Fund and transferred EMDC’s assets, consisting of approximately $211,000 in cash and various creative entertainment properties, to the Fund.

During the nine months ended September 30, 2019, we recorded a net change in unrealized appreciation of $10.7 million, to a net unrealized appreciation of $27.7 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.4 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $6.0 million due to improved operating performance;

(iii)	Transfer of unrealized depreciation to realized loss of our holdings in EMDC of $2.8 million in connection with the dissolution of EMDC and the transfer of its assets to the Fund; and

(iv)	Increase in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and an increase in the short- and long-term prices for crude oil during 2019.

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

Plan of Reorganization and Share Exchange with MVC Capital—On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (hereinafter, the “Plan of Reorganization”). As a first step to consummating the Plan of Reorganization, we sold to MVC Capital, Inc. (“MVC”) 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock.

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with MVC or an operating company, which operating company may be a subsidiary or portfolio company of MVC. Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, and/or financial services sector. While we are presently evaluating various opportunities that could enable us to complete our Plan of Reorganization, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transaction that would embody the transformation of Equus into an operating company would be acceptable to us.

Authorization to Withdraw BDC Election—On January 21, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization, which was given as a consequence of our Plan of Reorganization, expired on July 31, 2019, we expect to receive an additional authorization from our stockholders in the future. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a “Consolidation”, as such term is defined in our Plan of Reorganization. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

(7)	2016 Equity Incentive Plan

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of September 30, 2019, 280,000 shares of restricted stock which were granted pursuant to the Incentive Plan, remained unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. We recorded compensation expense of $0.08 million for the three months ended September 30, 2019 and 2018, respectively and $0.2 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively, in connection with these awards.

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

Revenue and Income—During the three months ended September 30, 2019, Equus Energy’s revenue, operating revenue ($0.12 million) less direct operating expenses ($0.2 million), and net loss were $0.1 million,($0.08) million, and ($0.2) million, respectively, as compared to revenue, operating revenue ($0.28 million) less direct operating expenses ($0.22 million), and net loss which $0.3 million, $0.06 million, and ($0.09) million, respectively, for the three months ended September 30, 2018.

Capital Expenditures—During the three months ended September 30, 2019 and September 30, 2018, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant. The operators of the various working interest communicated their intent to wait until 2020, commensurate with an anticipated gradual rise in the price of crude oil, to commence new drilling and recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of September 30, 2019 and December 31, 2018 and for the nine months September 30, 2019 and 2018, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$745	$966
Accounts receivable	70	127
Other current assets	44	34
Total current assets	859	1,127
Oil and gas properties	8,011	8,008
Less: accumulated depletion, depreciation and amortization	(7,937)	(7,772)
Net oil and gas properties	74	236
Total assets	$933	$1,363

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$172	$131
Due to affiliate	561	561
Total current liabilities	733	692
Asset retirement obligations	199	195
Total liabilities	932	887

Total member's equity	1	476

Total liabilities and member's equity	$933	$1,363

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

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating revenue	$120	$278	$481	$855
Operating expenses
Direct operating expenses	200	216	593	610
General and administrative	38	52	194	205
Depletion, depreciation, amortization and accretion	84	96	169	282
Total operating expenses	322	364	956	1,097
Operating loss before income tax expense	(202)	(86)	(475)	(242)
Income tax benefit (expense)	—	—	—	—
Net loss	$(202)	$(86)	$(475)	$(242)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	(475)	$(242)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depletion, depreciation, amortization and accretion	169	282
Changes in operating assets and liabilities:
Accounts receivable	57	(41)
Prepaid expenses and other current assets	(10)	(1)
Accounts payable and other	41	72
Due to affiliate	—	(25)
Net cash (used in) provided by operating activities	(218)	45

Cash flows from investing activities:
Investment in oil & gas properties	(3)	(140)
Proceeds from sale of oil & gas properties	—	200
Net cash (used in) provided by investing activities	(3)	60
Net (decrease) increase in cash	(221)	105
Cash and cash equivalents at beginning of period	966	307
Cash and cash equivalents at end of period	$745	$412

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $0.08 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively and $0.2 million and $0.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively .

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2019, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company did not recognize an impairment loss on its oil and gas properties during the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

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

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the three and nine month periods ending September 30, 2019 and 2018.

Asset Retirement Obligations—The fair value of asset retirement obligations are recorded in the period in which they are incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The fair value of the asset retirement obligation is measured using expected future cash outflows discounted at the Company’s credit- adjusted risk-free interest rate. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company’s asset retirement obligation fair value estimate since a reasonable estimate could not be made. The liability is accreted to its then present value each period, and the capitalized cost is depleted or amortized over the estimated recoverable reserves using the units-of-production method.

(9)	Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 5, 2019, we sold $27.0 million of U.S. Treasury Bills we acquired on margin in September 2019 and used the proceeds to repay the margin loan.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2018, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long- term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies (and smaller public companies) in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management and Board of Directors believe it is prudent to continue to review alternatives to refine and further clarify the current strategies.

We elected to be treated as a BDC under the 1940 Act. We currently qualify as a RIC for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned Taxable Subsidiaries each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income- producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio investments. We reflect any such income tax expense on our Statements of Operations.

Plan of Reorganization

Plan of Reorganization and Share Exchange with MVC Capital—On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (hereinafter, the “Plan of Reorganization”). As a first step to consummating the Plan of Reorganization, we sold to MVC Capital, Inc. (“MVC”) 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock.

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with MVC or an operating company, which operating company may be a subsidiary or portfolio company of MVC. Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, and/or financial services sector. While we are presently evaluating various opportunities that could enable us to complete our Plan of Reorganization, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transaction that would embody a “Consolidation”, as such term is defined in our Plan of Reorganization, would be acceptable to us.

Authorization to Withdraw BDC Election—On January 21, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization, which was given as a consequence of our Plan of Reorganization, expired on July 31, 2019, we expect to receive an additional authorization from our stockholders in the future. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a “Consolidation”, as such term is defined in our Plan of Reorganization. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We recorded compensation expense of $0.08 million for the three months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively, in connection with these awards..

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

Current Market Conditions

The U.S. economy expanded at an annualized rate of 1.9% during the third quarter of 2019, following growth of 2.0% and 3.1% during the first and second quarters, respectively, of 2019 and an increase of 2.9% for all of 2018. The decrease in GDP during the third quarter of 2019 was principally due to decreased exports, higher inventories, lower fixed residential and nonresidential investment, and increased imports. Despite rising trade tensions, the Conference Board Economic Forecast projects GDP growth in the fourth quarter of 2019 to be 1.9% and thereafter 2.0% for 2020. The U.S. unemployment rate is near a 50-year low, continuing to present a tight labor market for employers, but weakening business investment and slightly diminished consumer spending suggest a weaker long-term outlook for the economy. Meanwhile, housing starts and building permits slowed during 2018 and trended downward during the first six months of 2019 before increasing in the third quarter of 2019, which has contrasted with strong growth in existing home sales during the same period. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Bureau of Labor Statistics, Conference Board Leading Economic Index).

Merger and acquisition activity was strong in 2018, with $3.5 trillion in worldwide transactions consummated during the year. Although such activity slowed during the first quarter of 2019, it accelerated during the second quarter of 2019, resulting in approximately $2 trillion in global transactions announced during the six-month period with another $2.4 trillion in undeployed capital, $732 billion of which is held by private equity firms. In the United States, merger and acquisition activity was up 19% in the first six months of 2019 as compared to the six months ended June 30, 2018. Private equity funds raised almost $52 billion during the first half of 2019, down 19% from the comparable period in 2018, and did so in an increasingly smaller number of vehicles, resulting in larger fund sizes overall. Total investments during the quarter were approximately $159 billion, a decrease of 4% from the second quarter of 2018. Data for the third quarter of 2019 have not yet been released but larger amounts of capital have pushed median valuation multiples to 11x EBITDA during the first six months of 2019, constraining investment yields (Sources: Institutional Investor; The New York Times; The Wall Street Journal, PitchBook).

During the nine months ended September 30, 2019, our net asset value increased from $3.22 per share to $3.63 per share, an increase of 12.7%. As of September 30, 2019, our common stock is trading at a 55.6% discount to our net asset value as compared to 39.1% as of December 31, 2018.

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

Because of the nature and size of the portfolio investments, we may periodically borrow funds to make qualifying investments to maintain our tax status as a RIC. We often borrow such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, Equus may no longer qualify as a RIC. The Fund would then be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.8 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and unchanged at $2.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Investment income was $0.1 million for the three months ended September 30, 2019 and 2018, respectively and $0.2 million and $0.3 million for the nine months ended September 30, 2019 and 2018. The decrease is due to the decline of interest-bearing investments. Total expense was $0.9 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $2.8 million and $3.0 million for the nine months ended September 30, 2019. This decrease was mainly due to the decline in professional fees.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2019, we realized a loss of $2.8 million from the dissolution and liquidation of Equus Media Development Company LLC (“EMDC”).

During the nine months ended September 30, 2018, we realized a gain of $4.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the nine months ended September 30, 2019, we recorded a net change in unrealized appreciation of $10.7 million, to a net unrealized appreciation of $27.7 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.4 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $6.0 million due to improved operating performance;

(iii)	Transfer of unrealized depreciation to realized loss of our holdings in EMDC of $2.8 million in connection with the liquidation and dissolution of EMDC; and

(iv)	Increase in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and an increase in the short- and long-term prices for crude oil during 2019.

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

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $3.8 million due to improved operating performance; and

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

Portfolio Securities

During the nine months ended September 30, 2019, we received dividends in the form of additional shares of MVC in the amount of $0.2 million.

Also during the nine months ended September 30, 2019, we dissolved EMDC, a wholly-owned subsidiary of the Fund and transferred EMDC’s assets, consisting of approximately $211,000 in cash and various creative entertainment properties, to the Fund.

During the nine months ended September 30, 2018, we received dividends in the form of additional shares of MVC in the amount of $0.2 million.

During the nine months ended September 30, 2018, our investment in 5th Element Tracking, LLC, consisting of a promissory note in the face amount of $0.9 million, became due. On August 13, 2018, we issued a demand for payment of all outstanding principal and accrued and outstanding interest on the note, and on November 8, 2018, we filed a complaint against the guarantor of the note to enforce collection. We have assessed the fair value of our holdings and determined that the event of default has not indicated a decrease in fair value below the carrying cost of the investment, based on the security interests we hold and the relative timing of collection.

Subsequent Events

We performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 5, 2019, we sold $27.0 million of U.S. Treasury Bills we acquired on margin in September 2019 and used the proceeds to repay the margin loan.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2019

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

