Form 10-K
period 2019-12-31
EQUUS TOTAL RETURN, INC.
filed 2020-03-30
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $11,793,432 computed on the basis of

$1.64 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2019. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding as of March 29, 2020. The net asset value of a share of the Registrant as of December 31, 2019 was $3.40.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2020 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including bonds, subordinated debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with a financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies or smaller public companies in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management and board of directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

Significant Developments

Impact of the Coronavirus Generally. The introduction in late 2019 of SARS-CoV-2, also known as the pathogen that causes COVID-19, coronavirus disease, or simply, the “coronavirus”, has had a substantial detrimental impact on markets and economic forecasts for governments and businesses worldwide, and could have a materially adverse impact upon our operations and that of our portfolio companies, although the extent of the impact cannot be determined at the present time. The World Health Organization has declared the coronavirus a pandemic, underscoring the global nature of the spread of the virus and, as of the date of filing of this Annual Report on Form 10-K, the President of the United States has declared a national emergency to enable federal and state governments to access federal emergency funds and resources. National, state, and local governments across the United States have already implemented significant travel, movement, and assembly restrictions, as well as restrictions on the movement of goods, all of which are expected to have a material adverse impact upon consumer and business demand. If the coronavirus continues to spread, or if the economic disruption caused thus far by the coronavirus continues, our operations and financial condition could be materially adversely affected.

Impact of the Coronavirus on Our Operations. The highly contagious nature of the coronavirus has caused numerous private and public organizations to substantially alter the way in which they operate. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We have also taken steps to minimize the exposure of our employees and service providers by requiring all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. However, government directives on social distancing and shelter-in-place mandates have rendered us unable to travel to attend board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. Should these disruptions and restrictions on travel continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector. The substantial recent downturn in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020. The collapse in prices was the result of a price war between the Russian Federation and Saudi Arabia and a massive drop in forecasted demand as a consequence of the coronavirus. Should prices not recover to sustainable levels, a number of smaller oil and gas firms that have incurred leverage could experience severe economic challenges, including insolvency and bankruptcy. Other firms, such as Equus Energy, could see future capital expenditures to generate additional reserves from existing mineral interests postponed indefinitely, which could have a material adverse effect upon the operations and financial condition of Equus Energy.

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

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation (“Consolidation”) with an operating company focused on the energy, natural resources, technology, or financial services sector and terminating the Fund’s election to be classified as a BDC under the 1940 Act. Our management is currently evaluating these alternatives, including the possibility of transforming Equus into a permanent capital vehicle, and expects to commence and/or consummate a Consolidation or other transformative transaction during 2020.

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

Intention to Continue to Pursue Consolidation. Notwithstanding the termination of the Merger Agreement with USG&E described above, we intend to pursue a Consolidation and the completion of our Plan of Reorganization with another operating company or the transformation of Equus into a permanent capital vehicle and withdraw our BDC election as authorized by our stockholders. While we are presently evaluating various opportunities that could enable us to accomplish a Consolidation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transaction that would embody a Consolidation would be acceptable to us.

Authorization to Withdraw BDC Election. On November 14, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than March 31, 2020, although we expect that our stockholders will grant an extension or another such authorization in the future. This authorization and others which preceded it that have since expired were given as a consequence of the Plan of Reorganization described above. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a Consolidation. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

Authorization to Increase Leverage. Also on November 14, 2019, holders of a majority of the outstanding common stock of the Fund authorized our Board to decrease the Fund’s asset coverage ratio from 200% to 150%, the effect of which is to double the Fund’s borrowing capacity. The authorization stems from the Small Business Credit Availability Act which was signed into law in March 2018 and amends certain sections of the 1940 Act, such as maximum leverage requirements, applicable to BDCs.

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

Investment Objective

To the extent we remain a BDC and do not complete the Consolidation as described above, our investment objective is to maximize the total return to our stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of small and middle market capitalization companies that are generally not publicly traded at the time of our investment. As a result of our endeavors in the energy sector, we also seek to purchase or develop working interests, mineral interests, and revenue leasehold interests in oil and gas properties, although we remain open to exploring investment opportunities in a variety of other sectors. Should we continue to grow and develop Equus as a closed-end fund or permanent capital vehicle instead of an operating company, we intend to include investments in progressively larger enterprises.

Investment Strategy

Our investment strategy attempts to strike a balance between the potential for gain and the risk of loss. With respect to capital appreciation, Equus is a “growth-at-reasonable-price” investor that seeks to identify and acquire securities that meet our criteria for selling at reasonable prices. We give priority to cash producing investments wherein we invest principally in debt or preferred equity financing with the objective of generating regular interest and dividend income back to the Fund. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with a financing. Given market conditions over the past several years and the performance of our portfolio, our Management and Board believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

Valuation

On a quarterly basis, Management values our portfolio investments. These valuations are subject to the approval and adoption of the Board. Valuations of our portfolio securities at “fair value” are performed in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Our Management may engage independent, third-party valuation firms to conduct independent appraisals and review Management’s preliminary valuations of each privately-held investment in order to make their own independent assessment. Any third- party valuation data would be considered as one of many factors in a fair value determination. Management would then present its fair value recommendations to the Audit Committee of the Board of Directors for review. Following review and any adjustments required thereby, the Audit Committee would, in turn, recommend the fair values for all of the Fund’s portfolio investments to the Board of Directors for final approval.

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

Properties

Our principal executive offices are located at 700 Louisiana St., 48th Floor, Houston, Texas 77002. Should Equus remain a BDC and not transform into an operating company or a permanent capital vehicle, we believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. On November 19, 2019, we received this authorization from our shareholders to withdraw our BDC election prior to March 31, 2020. This authorization and others which preceded it were provided as a consequence of our Plan of Reorganization announced on May 14, 2014, wherein we stated that we intended to: (i) consummate a Consolidation, (ii) terminate the Fund’s election to be classified as a BDC under the 1940 Act, and (iii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, or financial services sector. Notwithstanding the present authorization to withdraw our BDC election, we will require a separate affirmative vote of the holders of a majority of our outstanding voting securities to consummate a Consolidation and change the nature of our business (see “Significant Developments−Plan of Reorganization” and “−Authorization to Withdraw BDC Election” above).

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

Leverage. We are permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock senior to the common stock if our asset coverage, as defined in the 1940 Act, is at least 150% after the issuance of the debt or the senior stockholders’ interests. In addition, provisions must be made to prohibit any distribution to common stockholders or the repurchase of any shares unless the asset coverage ratio is at least 150% at the time of the distribution or repurchase.

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

Custodian

We act as the custodian of our securities to the extent permitted under the 1940 Act and are subject to the restrictions imposed on self- custodians by the 1940 Act and the rules and regulations thereunder. We have also entered into an agreement with Amegy Bank with respect to the safekeeping of our securities. The principal business office of Amegy Bank is 1717 West Loop South, Houston, Texas 77027.

Transfer and Disbursing Agent

We employ American Stock Transfer & Trust Company as our transfer agent to record transfers of our shares, maintain proxy records and to process distributions. The principal business office of our transfer agent is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219.

Certifications

In June 2019, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, we submitted to the NYSE an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate, which might negatively impacting our financial resources; (ii) the substantially greater resources of certain of our competitors than the Fund, potentially reducing the number of suitable investment opportunities offered or reducing the yield necessary to consummate the investment; (iii) the uncertainty regarding the value of our privately held securities that require a good faith estimate of fair value for which a change in estimate could affect the Fund’s net asset value; (iv) the illiquidity of our investments in securities of privately held companies which could affect our ability to realize a gain; (v) the default of one or more of our portfolio companies on their loans or the failure of such companies to provide any returns on our investments which could affect the Fund’s operating results; (vi) our dependence on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession that could impair our portfolio companies and therefore harm our operating results; (iv) our borrowing arrangements, which could impose certain restrictions; (x) changes in interest rates that may affect our cost of capital and net operating income; (xi) our inability to incur additional indebtedness unless the Fund maintains an asset coverage of at least 150%, which may affect returns to our stockholders; (xii) the possible failure of the Fund to continue to qualify for our pass-through treatment as a RIC which could have an effect on stockholder returns; (xiii) the volatility of the price of our common stock; (xiv) general business and economic conditions and other risk factors described in its reports filed from time to time with the SEC; and (xv) risks related to our Plan of Reorganization. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

Risks Related to the Coronavirus

The coronavirus could have an adverse impact on our operations.

The introduction in late 2019 of SARS-CoV-2, also known as the pathogen that causes COVID-19, coronavirus disease, or simply, the “coronavirus”, has had a substantial detrimental impact on markets and economic forecasts for governments and businesses worldwide, and could have a materially adverse impact upon our operations and that of our portfolio companies, although the extent of the impact cannot be determined at the present time. The World Health Organization has declared the coronavirus a pandemic, underscoring the global nature of the spread of the virus and, as of the date of filing of this Annual Report on Form 10-K, the President of the United States has declared a national emergency to enable federal and state governments to access federal emergency funds and resources. National, state, and local governments across the United States have already implemented significant travel, movement, and assembly restrictions, as well as restrictions on the movement of goods, all of which are expected to have a material adverse impact upon consumer and business demand. If the coronavirus continues to spread, or if the economic disruption caused thus far by the coronavirus continues, our operations and financial condition, including our access to liquidity, could be materially adversely affected.

The coronavirus could have an adverse impact on our ability to conduct business.

The highly contagious nature of the coronavirus has caused numerous private and public organizations to substantially alter the way in which they operate. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We have also taken steps to minimize the exposure of our employees and service providers by requiring all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. However, government directives on social distancing and shelter-in-place mandates have rendered us unable to travel to attend board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. Should these disruptions and restrictions on travel continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

The coronavirus could have an adverse impact on our oil and gas holdings.

The substantial recent downturn in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020. The collapse in prices was the result of a price war between the Russian Federation and Saudi Arabia and a massive drop in forecasted demand as a consequence of the coronavirus. Should prices not recover to sustainable levels, a number of smaller oil and gas firms that have incurred leverage could experience severe economic challenges, including insolvency and bankruptcy. Other firms, such as Equus Energy, could see future capital expenditures to generate additional reserves from existing mineral interests postponed indefinitely, which could have a material adverse effect upon the operations and financial condition of Equus Energy

The coronavirus could adversely affect our portfolio companies.

Our portfolio companies may be affected by various force majeure events (e.g., without limitation, acts of God, fire, flood, earthquakes, outbreaks of infectious disease, pandemic or any other serious public health concern, war, trade war, cyber security breaches, terrorism and labor strikes), including the recent global outbreak of the coronavirus. These events may have a material adverse impact on our portfolio companies’ supply chains, limit access to key commodities or technologies, otherwise impact their customers, manufacturers or suppliers or otherwise cause material disruptions to their industry or the industries they serve. In the case of the coronavirus, such a force majeure event could have a broader negative impact on the world economy and international business activity generally. A substantial negative impact to one or more of our portfolio companies as a result of the coronavirus could have a material adverse effects on our business, financial condition and results of operations.

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. The recent global outbreak of the coronavirus has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of the coronavirus spreads to other parts of the world, similar impacts may occur with respect to affected countries. There can be no assurance that market conditions will not worsen in the future.

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

We frequently invest in the equity securities of our portfolio companies. Also, when we make a loan, we sometimes receive warrants to acquire stock issued by the borrower. Ultimately, our goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. Some of our portfolio companies have experienced net losses in recent years or have negative net worth as of their most recent available balance sheet date. At December 31, 2019, several of our portfolio investments had estimated fair values, based upon our valuation methodologies, significantly below the initial cost of such investments. At December 31, 2019, the cost basis of our portfolio investments was $15.3 million and our estimated fair value was $42.1 million, although our equity investments in Equus Energy, LLC and MVC Capital, Inc. had an aggregate fair value of $14.7 million versus a cost basis of $14.0 million. Also, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them. Given these factors, there is a risk that we will not realize gains upon the sale of those or other equity interests that we hold.

Our holdings in Equus Energy are subject to commodity price declines endemic to oil and gas companies.

The oil and gas business is fundamentally a commodity-based enterprise. This means that the operations and earnings of Equus Energy, LLC (“Equus Energy”) may be significantly affected by changes in prices of oil, gas and natural gas liquids. The prices of these products are also dependent upon local, regional and global events or conditions that affect supply and demand for the relevant commodity. In addition, the pricing of these commodities are highly dependent upon technological improvements in energy production and development, energy efficiency, and seasonal weather patterns. Moreover, as a worldwide commodity, the price of oil and natural gas is also influenced by global demand, changes in currency exchange rates, interest rates, and inflation. Equus Energy does not employ any hedging strategies in respect of its oil and gas holdings and is therefore subject to price fluctuations resulting from these and other factors. The operational results and financial condition of Equus Energy, as well as the economic attractiveness of future capital expenditures for new drilling and recompletions, may be materially adversely affected as a result of lower oil and gas prices (see Risks Related to the Coronavirus above describing the effect of the coronavirus, as well as other geopolitical events, on oil and gas prices).

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

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company. In view of the net asset value of the Fund as of December 31, 2019, however, we would expect that any new investments may exceed this percentage for the immediate future. Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

Our business requires a substantial amount of cash to operate. We may borrow funds to pay contingencies or expenses or to make investments, to maintain our pass-through tax status as a RIC under Subchapter M of the Code. We are permitted under the 1940 Act to borrow if, immediately after the borrowing, we have an asset coverage ratio of at least 150%. That is, we may borrow an amount equal to double the fair value of our total net assets (including investments made with borrowed funds). The amount and nature of any such borrowings depend upon a number of factors over which we have no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of our stockholders. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in our net asset value.

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

Many financial institutions are unwilling to lend against a portfolio of illiquid, private securities. The make-up of our portfolio has made it more difficult for us to borrow at the level and on the terms that we desire. Our borrowings have historically consisted of a revolving line of credit which has since expired, and a margin account used quarterly to enable us to achieve adequate diversification to maintain our pass- through tax status as a RIC. Although we believe the Fund’s liquidity is sufficient for our operating expenses for the next twelve months, we could be wrong. If we are wrong, we would have to obtain capital from other sources to pay Fund expenses, which could involve selling one or more of our portfolio holdings at an inopportune time and at a price that may be less than would be received if such holding were sold in a more competitive and orderly manner.

The costs of borrowing money may exceed the income from the portfolio securities we purchase with the borrowed money. We will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Fund (including any interest paid on the money borrowed). A decline in net asset value could affect our ability to make distributions on our common stock. Our failure to distribute a sufficient portion of our net investment income and net realized capital gains could result in a loss of pass-through tax status or subject us to a 4% excise tax. If the asset coverage for debt securities issued by the Fund declines to less than 150% (as a result of market fluctuations or otherwise), we may be required to sell a portion of our investments when it is disadvantageous to do so. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have had net investment losses in the past five years.

We have had net investment losses in the past five years, with a net investment loss of $3.4 million for the year ended December 31, 2019. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, our results of operation, and our financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

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

Risks Related to Our Use of Leverage

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

The use of leverage may cause us to sell our portfolio interests prematurely.

If we remain a BDC and borrow monies for our additional portfolio investments, we may secure loans or otherwise borrow funds from conventional banks, other lending institutions, or private parties, which parties may include the sellers of the investment interests being acquired. In the event Equus defaults under any of these borrowing arrangements, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations, the result of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The use of leverage will increase our exposure to changes in market rates of interest.

To date, we have not incurred leverage to acquire portfolio investments. If we begin to take on leverage to make portfolio investments, we will be subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital and net investment income. The use of leverage will also affect our net investment income, which will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we cannot assure you that a significant change in market interest rates would not have a material adverse effect on our net investment income.

Risks Related to Our Business and Structure

Our ability to invest in private companies may be limited in certain circumstances.

Pursuant to our Plan of Reorganization, we have been authorized by our stockholders to withdraw our election to be classified as a BDC prior to March 31, 2020. Our management is currently evaluating potential transactions that would result in a Consolidation and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such Consolidation and remain a BDC. If we maintain our status as a BDC and do not complete the Consolidation to become an operating company or a permanent capital vehicle, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. A principal category of qualifying assets relevant to our business is securities purchased in transactions not involving any public offering from issuers that qualify as eligible portfolio companies under the 1940 Act. Investments in companies organized outside of the United States or having a principal place of business outside of the United States are also not considered eligible portfolio companies.

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

Pursuant to our Plan of Reorganization, we have been authorized by our stockholders to withdraw our election to be classified as a BDC on or prior to March 31, 2020, which also means that we will not operate as a RIC. Our management is currently evaluating potential transactions that would result in a Consolidation and the withdrawal of our BDC election and RIC status within this time frame, but we may nevertheless not consummate any such Consolidation and remain a BDC and continue to seek to qualify as a RIC. In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, for so long as we maintain our status as a BDC, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long- term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow.

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

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. As described above under “Significant Developments – Authorization to Withdraw BDC Election”, our shareholders have recently provided this authorization and may do so again in the future, although we will not withdraw our election as a BDC unless and until we have entered into a definitive agreement to effect a Consolidation. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock.

Nevertheless, any such effects may adversely affect our business and impact our ability to make distributions.

Risks Related to Our Operation as a BDC

Our ability to enter into transactions with our affiliates is restricted.

Pursuant to our Plan of Reorganization, we have been authorized by our stockholders to withdraw our election to be classified as a BDC prior to March 31, 2020. Our management is currently evaluating potential transactions that would result in a Consolidation and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such Consolidation and remain a BDC. If we maintain our status as a BDC and do not complete the Consolidation to become an operating company or a permanent capital vehicle, we will continue to be subject to the 1940 Act. As an investment company, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of additional capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such issuance or incurrence. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 150%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

On May 14, 2014, we announced that we had adopted a Plan of Reorganization within the meaning of Section 2(a)(33) of the 1940 Act. The Plan of Reorganization contemplates the possible merger of the Fund with and into another BDC, or the restructuring of the Fund as an operating company no longer subject to the 1940 Act, which is referred to in the Plan of Reorganization as a “Consolidation”. A Consolidation could constitute, among other things, a sale of Equus, a restructuring, a recapitalization, merger, or other business combination. Our Board have also authorized the transformation of Equus into a permanent capital vehicle. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of a Consolidation or the transformation of Equus into a permanent capital vehicle. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and, although we believe we will consummate a Consolidation or other transformative transaction during 2020, we may be wrong. Our Board of Directors has not set a timetable for completion of the evaluation of a potential Consolidation.

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

If we are unable to effectively manage the strategic review process, our business, financial condition, liquidity and results of operations could be adversely affected (see Significant Developments—Plan of Reorganization above).

If we reorganize as an operating company, we will likely not continue to qualify as a RIC under the Code.

Pursuant to our Plan of Reorganization, if we were to reorganize as an operating company, we may lose our status as a RIC. If we fail to qualify as a RIC, we will be subject to corporate income tax, which would substantially reduce the amount of income we might otherwise distribute to our shareholders (see Significant Developments—Plan of Reorganization above).

If we reorganize as an operating company or a permanent capital vehicle, we will not continue to operate as a BDC.

We have elected to be classified as a BDC under the 1940 Act. In connection with our announcement on May 14, 2014 to effect a Plan of Reorganization, if we effect a reorganization of the Fund into an operating company or a permanent capital vehicle, we will seek to terminate our BDC classification. On November 19, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than March 31, 2020, although we expect that our shareholders will grant future such authorizations. Nevertheless, if we were to terminate our election to be classified as a BDC and were still determined by the SEC to constitute an “investment company,” we would be subject to significantly greater regulatory requirements and constraints than under those which we presently operate, the result of which could have a material adverse effect on our results and financial condition.

If we reorganize as an operating company or a permanent capital vehicle, we may not be able to utilize our capital losses.

As of December 31, 2019, we have incurred cumulative capital losses of $18.5 million, which can be carried over indefinitely. Pursuant to the Plan of Reorganization announced on May 14, 2014, we may reorganize as an operating company, and our Board has subsequently approved the transformation of Equus into a permanent capital vehicle. If we reorganize as an operating company or a permanent capital vehicle, we may lose our ability to offset future income against our cumulative capital losses, including capital losses that would otherwise continue past 2019. If we reorganized as an operating company or a permanent capital vehicle and were unable to offset future income against these capital losses, the result could have a material adverse effect on our future operating results and our financial condition.

If we reorganize as an operating company or a permanent capital vehicle, our stockholders will no longer have certain protections under the 1940 Act.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties. Our principal executive offices are located at 700 Louisiana St. 48th Floor, Houston, Texas 77002. Should we remain a BDC and not consummate a Consolidation, we believe that these leased office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

Shareholder Complaint— On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purported to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, alleged a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and sought an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the allegations included therein, was without merit. Accordingly, on September 22, 2017, we filed a motion for summary judgment regarding this action which was granted by the Chancery Court on November 13, 2018. Mr. Zalmanoff appealed the Chancery Court ruling to the Delaware Supreme Court and, on May 16, 2019, the Delaware Supreme Court affirmed the Chancery Court decision and terminated the proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “EQS”. We had approximately 2,300 stockholders as of December 31, 2019, 671 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2019, our net asset value per share was $3.40.

The following table reflects the high and low closing sales prices per share of our common stock on the NYSE, and net asset value (“NAV”) per share for each of the three years ended December 31, 2019, by quarter:

	2019				2018				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$1.98	$1.86	$1.76	$1.83	$2.45	$2.42	$2.35	$2.20	$2.49	$2.97	$2.44	$2.44
Low	1.79	1.60	1.55	1.50	2.34	2.34	1.95	1.89	2.00	2.25	2.24	2.29
NAV	3.44	3.55	3.63	3.40	3.20	3.26	3.45	3.22	3.06	3.12	3.11	3.18

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

Item 6. Selected Financial Data

The following is a summary of selected financial data and per share data of the Fund for each of the five years ended December 31, 2019 (in thousands, except per share data):

	2019	2018	2017	2016	2015

Total investment income	$351	$480	$560	$748	$446

Net investment loss	(3,391)	(3,555)	(4,014)	(2,451)	(2,351)

Net realized (loss) gain of portfolio securities	(2,736)	9	(5)	(13)	(2,483)

Net change in unrealized appreciation
of portfolio securities	7,790	4,812	2,236	7,347	6,755

Net change in unrealized appreciation (depreciation)
of portfolio securities - related party	510	(1,215)	954	549	(814)

Net increase (decrease) in net assets resulting
from operations	2,173	51	(829)	5,432	1,107

Total assets	75,086	70,941	61,204	73,146	52,530

Net assets	45,989	43,495	43,007	42,740	37,308

Net cash (used in) provided by operating activities	(5,449)	(12,263)	10,710	(20,069)	1,338

Shares outstanding at end of year	13,518	13,518	13,518	12,674	12,674

Weighted average shares outstanding, basic	13,518	13,518	13,435	12,674	12,674

Per Share Data:
	2019	2018	2017	2016	2015

Net investment loss	$(0.25)	$(0.27)	$(0.30)	$(0.19)	$(0.19)

Net realized loss of portfolio securities	(0.20)	—	—	—	(0.20)
Net change in unrealized appreciation
of portfolio securities	0.58	0.27	0.24	0.62	0.47
Increase (decrease) in net assets resulting from capital transactions	0.02	0.04	(0.13)	—	—
Net increase (decrease) in net amounts resulting from
operations per share, basic and diluted	0.18	0.04	(0.19)	0.43	0.08
Net asset value (including unrealized appreciation)	3.40	3.22	3.18	3.37	2.94

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Equus is a BDC that provides financing solutions for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income. On May 15, 2014, we announced that the Fund had adopted a Plan of Reorganization that would, if effected, transform Equus into an operating company. Our Board has also approved the possible transformation of Equus into a permanent capital vehicle. On November 19, 2019, our shareholders authorized our Board to withdraw our BDC election at any time before March 31, 2020. Nevertheless, we will not withdraw this election unless and until we have entered into a definitive agreement to effect a Consolidation or the transformation of Equus into a permanent capital vehicle. Further, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. See Significant Developments – Plan of Reorganization and Share Exchange with MVC Capital and – Authorization to Withdraw BDC Election above.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, general and administrative fees, and professional fees incurred in connection with our Plan of Reorganization. During 2019 and 2018, we did not incur any non-recurring expenses. During 2017, we incurred non-recurring expenses of $2.5 million related to transaction costs described under Significant Developments – Agreement to Acquire Portfolio Company of MVC above.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2019, we had invested 85.4% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 65.3% by value in shares of common stock, 21.7% in membership interests in limited liability companies, and 2.0% in various debt instruments.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2019, we had no outstanding commitments to our portfolio company investments.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions, including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 2:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2019 and 2018, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. So long as we remain a BDC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake, and we have not previously undertaken, any such share repurchases, nor do we further anticipate taking any such action in 2020.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $0.3 million, $0.4 million and $1.1 million respectively, for the years ended December 31, 2019, 2018, and 2017.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $37.0 million and $30.7 million as of December 31, 2019 and 2018, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2019 and December 31, 2018, one of our portfolio investments, MVC Capital, Inc., was publicly listed on the NYSE with 563,894 common shares and 527,138 common shares, respectively.

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

Federal Income Taxes

So long as we maintain our status as a BDC, we intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. Therefore, we did not record a provision for federal income taxes in our financial statements. As of December 31, 2019, we had a capital loss carry forward of $18.5 million which may be used to offset future capital gains. We may borrow money from time to time to maintain our status as a RIC under the Code. See “Overview – Financing Activities” above.

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

Recent Accounting Pronouncements

See the Fund’s Accounting Standards Recently Adopted and Accounting Standards Not Yet Adopted from the disclosure set forth in Footnote 10 in the notes to the Financial Statements.

Current Market Conditions

Overall trailing economic conditions in the United States continued to improve, albeit marginally, with GDP up 2.3% for all of 2019, down from 2.9% in 2018. The introduction of SARS-CoV-2, a pathogen which causes COVID-19 or otherwise known colloquially as the ‘coronavirus,’ in late 2019 has significantly affected 2020 GDP estimates worldwide. Preliminary estimates of 2020 U.S. GDP growth generally ranged from 1.8% to 2.1% but, given the economic disruption caused by the coronavirus, more recent estimates have been revised substantially downward. Economists surveyed by The Wall Street Journal on March 12, 2020 have now forecasted a GDP contraction of 0.1% for the U.S. economy during the second quarter of 2020. Similarly, preliminary global GDP growth estimates for 2020 ranged from 2.5% to 3.2%, but have also been revised downward to as low as 1.2% and are expected to decrease further (See Significant Developments – Impact of the Coronavirus Generally above). As of February 2020, the U.S. unemployment rate stood at a 50-year low of 3.5%, but the expected economic dislocation resulting from the coronavirus is expected to increase this figure during 2020, lessening inflation pressure. The Federal Reserve recently cut its short-term rates by 50 basis points on March 4, 2020, and another 75 basis points on March 16, 2020, and is expected to use other tools to ease further as the anticipated economic impact of the coronavirus becomes more acute. (Sources: The Conference Board, The Wall Street Journal; Bureau of Economic Analysis, International Monetary Fund, The Federal Reserve, Kiplinger, Bloomberg, and Morgan Stanley).

Merger and acquisition activity in 2019 ($3.9 trillion) was slightly less than 2018 ($4.0 trillion) and at the fourth highest level since prior to the 2008 financial crisis, as corporations have been deleveraging and are holding significant amounts of cash and many have focused on acquisitions as part of future growth plans. However, the average size of M&A transactions has continued to increase to $490 million, while the actual number of such transactions has decreased. Similarly, private debt and equity funds continued to increase in size, with U.S. debt funds now averaging more than $1.0 billion. Private equity firms engaged in $617 billion worth of transactions in 2019, down somewhat from $800 billion in 2018, as they began to deploy the substantial assets under management acquired during the past few years. However, private equity funds also raised an additional $600 billion in 2019, and the abundance of undeployed capital, currently estimated at $1.5 trillion, has put upward pressure on asset prices and constrained expected investment yields. (Source: PWC, Forbes, Prequin).

During 2019, our net asset value increased from $3.22 per share as of December 31, 2018 to $3.40 per share as of December 31, 2019. As of December 31, 2019, our common stock was trading at a 46.5% discount to our net asset value as compared to 39.1% as of December 31, 2018.

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

Year Ended December 31, 2019

As of December 31, 2019, we had total assets of $75.1 million, of which $40.6 million were invested in portfolio investments and $4.0 million were invested in cash and cash equivalents. Among our portfolio investments, $1.0 million (at fair value) or 2.1% of net asset value were in the form of notes receivable from portfolio companies as of December 31, 2019.

As of December 31, 2019, we also had $29.3 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $29.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 5, 2020 and we subsequently repaid this margin loan. The margin interest was paid on February 5, 2020.

Operating Activities. We used $5.4 million in cash for operating activities in 2019. In 2019, we made no new investments in portfolio companies. We paid fees to our professional advisers, directors, banks and others of $3.7 million, while realizing a loss of $2.7 million from the disposition of a portfolio company.

Financing Activities. We provided $2.0 million in cash from financing activities for 2019. We did not declare any dividends in 2019.

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

Financing Activities. We used $12.0 million in cash from financing activities for 2017. We did not declare any dividends in 2017.

Results of Operations

Investment Income and Expense

Year Ended December 31, 2019 as compared to Year Ended December 31, 2018

Total income from portfolio securities decreased $0.1 million in 2019 due to the decrease in interest-bearing investments.

Compensation expenses were comparable from 2018 to 2019, and were $1.7 million respectively.

Professional fees decreased to $1.0 million in 2019 from $1.3 million in 2018, primarily due to a decline in consulting and legal fees.

General and administrative expenses were comparable from 2018 to 2019, and were $0.5 million and $0.4 million respectively.

As a result of the factors described above, net investment loss after expenses was $3.4 million for 2019 as compared to a net investment loss of $3.6 million in 2018.

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

Summary of Portfolio Investment Activity

Year Ended December 31, 2019

During 2019, we received 36,757 shares of MVC in the form of stock dividend payments.

The following table includes summarizes investment activity during the year ended December 31, 2019 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
MVC Capital, Inc.	$—	$—	$—	$333	$333

	$—	$—	$—	$333	$333

Year Ended December 31, 2018

During 2018, we received 30,930 shares of MVC in the form of stock dividend payments.

The following table includes summarizes investment activity during the year ended December 31, 2018 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
MVC Capital, Inc.	—	—	—	303	303

	$—	$—	$—	$303	$303

Year Ended December 31, 2019

During 2019, we dissolved Equus Media Development Company, LLC (“EMDC”), a wholly-owned subsidiary of the Fund and transferred EMDC’s assets, consisting of approximately $211,000 in cash and various creative entertainment properties, to the Fund. We also realized capital gains of $53 thousand as a result of disposition of temporary cash investments.

Year Ended December 31, 2018

During 2018, we realized capital gains of $9 thousand as a result of disposition of temporary cash investments.

Changes in Unrealized Appreciation of Portfolio Securities

Year Ended December 31, 2019

During 2019, we recorded an increase of $8.3 million in net unrealized appreciation, from $17.1 million at December 31, 2018 to $25.4 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.8 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the year;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $6.0 million due to improved operating performance;

(iii)	Transfer of unrealized depreciation to realized loss of our holdings in EMDC of $2.8 million in connection with the dissolution of EMDC and the transfer of its assets to the Fund; and

(iv)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.0 million, principally due to decreases in gas prices and decreases in the short and long term forward pricing curve for oil.

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

(iii)	Increase in the fair value of our holdings in Equus Energy of $1.0 million, principally due to an increase in comparable transactions for mineral leases.

Portfolio Securities

As of December 31, 2019, we had active investments in the following entities or portfolio companies:

5TH Element Tracking, LLC

5TH Element is a technology holding company based outside of Boston, Massachusetts. On January 6, 2015, in connection with the sale of the Fund’s interest in Spectrum to 5TH Element, we received a subordinated note in the original principal amount of $0.9 million maturing May 12, 2018 and bearing interest at the rate of 14% per annum. As of December 31, 2019 and 2018, we valued the promissory note at its original investment amount of $0.9 million plus certain PIK interest, as accrued.

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil& gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently represented by 141 producing and non-producing oil and gas wells, including associated development rights of approximately 21,520 acres situated on 11 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Apache, Chesapeake, and Chevron, which has operating responsibility for leasehold interests in the Conger Field, representing approximately one-third of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil and gas firm. During the third and fourth quarters of 2018, Equus Energy sold two separate working interests it held in the Permian Basin in west Texas for an aggregate selling price of $800,000. Notwithstanding these sales and the increase in crude prices during 2019, natural gas prices have continued to decline and the short and long-term pricing curves for oil have declined substantially. As a result, the fair value of this holding decreased to $8.0 million at December 31, 2019 from $9.0 million at December 31, 2018. See also Significant Developments – Impact of the Coronavirus – Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector above.

MVC Capital, Inc.

MVC is a BDC traded on the NYSE that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. On May 14, 2014, as part of our Plan of Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (see “Significant Events−Plan of Reorganization” above). During 2019 and 2018, we received 36,757 and 30,930 additional shares in the form of dividend payments. As of December 31, 2019, we valued our 563,894 MVC shares at $5.2 million, an increase from $4.3 million at December 31, 2018. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates.

PalletOne, Inc.

PalletOne is considered one of the largest wooden pallet manufacturers in the United States, operating 20 wood pallet manufacturing facilities and 3 wood treating facilities across 11 states. PalletOne has a diverse customer base and competes with numerous other manufacturers on a regional basis and now is a major regional supplier of treated wood. Its largest customers are agricultural and construction related companies including growers, grocery stores, and housing construction companies, and home-improvement chains. We believe PalletOne’s numerous locations allow for an advantage in pursuing large corporate accounts, as sales of pallets and pressure-treated wood are typically regionalized to specific locations. The pallet manufacturing industry is mature and is experiencing continuing slow growth as the number of participants shrinks due to consolidation and underutilized plants, which have been eliminated. However, demand continues to increase for pressure-treated lumber for residential fencing and decking which has been a principal contributor to the increases in PalletOne’s revenue. We initially invested in PalletOne in October 2001. Our investment in PalletOne presently consists of 350,000 shares of common stock, which represents a fully-diluted equity interest of 18.7%. Due to continued improved operating performance, we valued our interest in PalletOne as of December 31, 2019 as of $26.5 million, an increase from $20.5 million from December 31, 2018.

Off Balance Sheet Arrangements

We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2019 is month-to-month. Rent expense, inclusive of common area maintenance costs, was $111,000 for the year ended December 31, 2019.

Contractual Obligations

As of December 31, 2019, we had no outstanding commitments to our portfolio company investments.

Dividends

We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 7, 2020, our holding in $29.0 million in U. S. Treasury Bills matured and we repaid our year-end margin loan.

Since February 2020, with the spread of the coronavirus, we have implemented a number of directives to ensure the safety of our personnel and the continuity of our operations. We have suspended all in-person meetings and have required all employees and service providers to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. We intend to monitor the situation as it evolves and take additional precautions as necessary.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 57.6% of our net asset value, 35.3% of our total assets and 65.2% of our investments in portfolio company securities (at fair value) as of December 31, 2019. The value of one segment called “Energy” includes one portfolio company and was 17.4% of our net asset value, 10.7% of our total assets and 19.7% of our investments in portfolio company securities (at fair value) as of December 31, 2019. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Equus Total Return, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equus Total Return, Inc. (the “Fund”), including the schedule of investments, as of December 31, 2019 and 2018, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019 and the selected per share data and ratios for each of the five years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Table of Contents in Item 15(a)(1) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, and the selected per share data and ratios for each of the five years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter - COVID-19

As more fully described in Note 12 to the financial statements, the Fund expects to be materially impacted by the outbreak of a novel coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization in March 2020.

/s/ BDO USA, LLP

We have served as the Fund's auditor since 2014. Houston, Texas

March 30, 2020

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,050 and $10,050, respectively)	$8,000	$9,210
Affiliate investments (cost at $350)	26,500	20,500
Non-affiliate investments - related party (cost at $6,912 and $6,579, respectively)	5,171	4,328
Non-affiliate investments (cost at $977)	977	977
Total investments in portfolio securities at fair value	40,648	35,015
Temporary cash investments	28,991	26,981
Cash and cash equivalents	3,966	7,425
Restricted cash	290	270
Accounts receivable from affiliates	561	561
Accrued interest and dividend receivable	489	568
Other assets	141	121
Total assets	75,086	70,941
Liabilities and net assets
Accounts payable	77	196
Accounts payable to related parties	29	269
Borrowing under margin account	28,991	26,981
Total liabilities	29,097	27,446

Commitments and contingencies (see Note 7)

Net assets	$45,989	$43,495

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	56,062	55,741
Accumulated undistributed deficit	(10,086)	(12,258)
Total net assets	$45,989	$43,495
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.40	$3.22

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$255	$381	$265
Non-affiliate investments	—	69	285
Total interest and dividend income	255	450	550
Interest from temporary cash investments	42	30	10
Other income	54	—	—
Total investment income	351	480	560

Expenses:
Transaction costs	—	—	2,501
Compensation expense	1,706	1,731	2,231
Professional fees	974	1,254	1,294
Director fees and expenses	378	441	531
General and administrative expenses	474	455	397
Mailing, printing and other expenses	162	129	89
Taxes	37	21	20
Interest expense	11	4	11
Total expenses before merger termination fee	3,742	4,035	7,074
Merger termination fee (See Note 6)	—	—	(2,500)
Total expenses, net of merger termination fee	3,742	4,035	4,574

Net investment loss	(3,391)	(3,555)	(4,014)

Net realized (loss) gain:
Affiliate investments	(2,789)	—	—
Temporary cash investments	53	9	(5)
Net realized (loss) gain	(2,736)	9	(5)

Net unrealized appreciation of portfolio securities:
End of period	27,100	19,310	14,498
Beginning of period	19,310	14,498	12,262
Net change in net unrealized appreciation of portfolio securities	7,790	4,812	2,236

Net unrealized depreciation of portfolio securities - related party:
End of period	(1,741)	(2,251)	(1,036)
Beginning of period	(2,251)	(1,036)	(1,990)
Net change in net unrealized depreciation of portfolio securities - related party	510	(1,215)	954

Net increase in net assets resulting from operations	$2,173	$51	$(829)

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.16	$0.00	$(0.06)
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,345

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Undistributed Deficit	Total Net Assets
Balances at January 1, 2017	12,674	13	54,213	(11,486)	42,740

Share-based incentive compensation	844	—	1,091	—	1,091

Net (decrease) increase in net assets resulting from operations
Net investment loss	—	—	—	(4,014)	(4,014)
Net realized loss (gain)	—	—	—	—	—
Unrealized appreciation of portfolio securities, net	—	—	—	2,236	2,236
Unrealized depreciation of portfolio securities-related party	—	—	—	954	954

Balances at December 31, 2017	13,518	13	55,304	(12,310)	43,007

Share-based incentive compensation	—	—	437	—	437

Net (decrease) increase in net assets resulting from operations
Net investment loss	—	—	—	(3,555)	(3,555)
Net realized loss (gain)	—	—	—	9	9
Unrealized appreciation of portfolio securities, net	—	—	—	4,812	4,812
Unrealized depreciation of portfolio securities-related party	—	—	—	(1,215)	(1,215)

Balances at December 31, 2018	13,518	13	55,741	(12,259)	43,495

Share-based incentive compensation	—	—	321	—	321

Net (decrease) increase in net assets resulting from operations
Net investment loss	—	—	—	(3,391)	(3,391)
Net realized loss (gain)	—	—	—	(2,736)	(2,736)
Unrealized appreciation of portfolio securities, net	—	—	—	7,790	7,790
Unrealized depreciation of portfolio securities-related party	—	—	—	510	510

Balances at December 31, 2019	13,518	$13	$56,062	$(10,086)	$45,989

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

 STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$2,173	$51	$(829)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss (gain)	2,736	(9)	5
Net change in unrealized appreciation of portfolio securities	(7,790)	(4,812)	(2,236)
Net change in unrealized depreciation of portfolio securities - related party	(510)	1,215	(954)
Share-based incentive compensation	321	437	1,096
Dissolution of portfolio securities	211	—	—
Changes in operating assets and liabilities:
Net proceeds from dispositions of portfolio securities	—	—	2,013
Proceeds from (purchases of) temporary cash investments, net	(1,956)	(8,974)	11,991
Accounts receivable from affiliates	—	25	25
Accrued interest and dividend receivable	(255)	(451)	(155)
Other assets	(20)	(11)	(33)
Accounts payable and accrued liabilities	(119)	74	(147)
Accounts payable to related parties	(240)	192	(66)
Net cash (used in) provided by operating activities	(5,449)	(12,263)	10,710
Cash flows from financing activities:
Borrowings under margin account	109,949	74,966	105,942
Repayments under margin account	(107,939)	(65,983)	(117,938)
Net cash provided by (used in) financing activities	2,010	8,983	(11,996)
Net decrease in cash and cash equivalents	(3,439)	(3,280)	(1,286)
Cash and cash equivalents and restricted cash at beginning of period	7,695	10,975	12,261

Cash and cash equivalents and restricted cash at end of period	$4,256	$7,695	$10,975
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$—	$—	$12
Accrued interest or dividends exchanged for portfolio securities - related party	$334	$303	$265

Supplemental disclosure of cash flow information:
Interest paid	$19	$3	$12
Income taxes paid	$25	$21	$28

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2019	2018	2017	2016	2015

Investment income	$0.03	$0.04	$0.04	$0.04	$0.03
Expenses	0.28	0.31	0.34	0.22	0.22

Net investment loss	(0.25)	(0.27)	(0.30)	(0.19)	(0.19)

Net realized loss	(0.20)	—	—	—	(0.20)
Net change in unrealized appreciation of portfolio securities	0.58	0.36	0.17	0.58	0.47
Net change in unrealized depreciation of portfolio securities - related party	0.03	(0.09)	0.07	0.04	—
Net increase (decrease) in net assets resulting from operations	0.16	—	(0.06)	0.43	0.08
Capital transactions:
Shares issued for portfolio securities	0.02	0.04	0.08	—	—
Dilutive effect of shares issued	—	—	(0.21)	—	—
Decrease in net assets resulting from capital transactions	0.02	0.04	(0.13)	—	—
Net increase (decrease) in net assets	0.18	0.04	(0.19)	0.43	0.08
Net assets at beginning of period	3.22	3.18	3.37	2.94	2.86
Net assets at end of period, basic and diluted	$3.40	$3.22	$3.18	$3.37	$2.94
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518	13,345	12,674	12,674
Market price per share:
Beginning of period	$1.96	$2.40	$2.01	$1.79	$2.10
End of period	$1.82	$1.96	$2.40	$2.01	$1.79
Selected information and ratios:
Ratio of expenses to average net assets	8.36%	9.33%	6.52%	7.99%	7.61%
Ratio of net investment loss to average net assets	(7.58%)	(8.22%)	(5.48%)	(6.12%)	(6.40%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	4.86%	0.12%	2.58%	13.57%	3.01%
Total return on market price (1)	(7.14%)	(18.33%)	19.40%	12.29%	(14.76%)

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Total Control Investments: Majority-owned (represents 11.5% of total investments at fair value)					$7,050	$8,000
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$26,500
Total Affiliate Investments (represents 38.1% of total investments at fair value)					$350	$26,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	563,894 shares of common stock (1.7%)		$6,912	$5,171
Total Non-Affiliate Investments - Related Party (represents 7.4% of total investments at fair value)					$6,912	$5,171
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.4% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$15,289	$40,648
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2018	UST 0% 1/20	28,991	$28,991	$28,991
Total Temporary Cash Investments (represents 41.6% of total investments at fair value)					$28,991	$28,991
Total Investments					$44,280	$69,639

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Income-producing.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.
(4)	Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2019

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

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2019, we had invested 88.8% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2019, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 85.4% of the total value of the investments in portfolio securities as of December 31, 2019.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Shipping products and services” includes one portfolio company and was 57.6% of our net asset value, 35.3% of our total assets and 65.2% of our investments in portfolio company securities (at fair value) as of December 31, 2019. The value of one segment called “Energy” includes one portfolio company and was 17.4% of our net asset value, 10.7% of our total assets and 19.7% of our investments in portfolio company securities (at fair value) as of December 31, 2019.Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2019 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Common stock	$7,262	$31,671	68.9%
Limited liability company investments	7,050	8,000	17.4%
Secured and subordinated debt	977	977	2.1%
Total	$15,289	$40,648	88.4%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2019 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$26,500	57.6%
Energy	8,000	17.4%
Financial services	5,171	11.2%
Business products and services	977	2.1%
Total	$40,648	88.4%

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

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2018, we had invested 87.5% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2018, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 84.6% of the total value of the investments in portfolio securities as of December 31, 2018.

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

DECEMBER 31, 2019, 2018 AND 2017

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

We elected to be treated as a BDC under the 1940 Act, although our shareholders have authorized us to withdraw this election during 2019 and the first quarter of 2020 and have done so previously in our efforts to achieve a transformational Consolidation (see “Significant Developments – Authorization to Withdraw BDC Election” above). We currently qualify as a regulated investment company RIC for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

(2)	LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2019, we had cash and cash equivalents of $4.0 million. We had $40.6 million of our net assets of $46.0 million invested in portfolio securities. We also had $29.3 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $29.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured

January 7, 2020 and we subsequently repaid this margin loan. The margin interest was paid on February 5, 2020.

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

During 2019 and 2018, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we continue to be a BDC, failure to continue to qualify as a RIC could be material to us and our stockholders.

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

Investments for which prices are not observable are generally private investments in the debt and equity securities of operating companies. One of the primary valuation methods used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including comparing the latest arm’s length or market transactions involving the subject security to the selected benchmark credit spread, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date

To assess the reasonableness of the discounted cash flow approach, the fair value of equity securities, including warrants, in portfolio companies may also consider the market approach—that is, through analyzing and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying to the portfolio company’s trailing twelve months (or current year projected) EBITDA, a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies, in order to arrive at a range of enterprise values for the portfolio company;

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2019 and 2018.

As of December 31, 2019, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2019
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$8,000	$—	$—	$8,000
Affiliate investments	26,500	—	—	26,500
Non-affiliate investments - related party	5,171	5,171	—	—
Non-affiliate investments	977	—	—	977
Total investments	40,648	5,171	—	35,477
Temporary cash investments	28,991	28,991	—	—
Total investments and temporary cash investments	$69,639	$34,162	$—	$35,477

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

The following table provides a reconciliation of fair value changes during 2019 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2019	$9,210	$20,500	$977	$30,687
Realized losses	(2,789)	—	—	(2,789)
Change in unrealized appreciation	1,790	6,000	—	7,790
Proceeds from sales/dispositions	(211)	—	—	(211)
Fair value as of December 31, 2019	$8,000	$26,500	$977	$35,477

The following table provides a reconciliation of fair value changes during 2018 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2018	$8,212	$16,686	$977	$25,875
Change in unrealized appreciation	998	3,814	—	4,812
Fair value as of December 30, 2018	$9,210	$20,500	$977	$30,687

The following table provides a reconciliation of fair value changes during 2017 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2017	$6,462	$16,200	$2,978	$25,640
Change in unrealized appreciation	1,750	486	—	2,236
Purchases of portfolio securities	—	—	12	12
Proceeds from sales/dispositions	—	—	(2,013)	(2,013)
Fair value as of December 31, 2017	$8,212	$16,686	$977	$25,875

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2019:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	26,500	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	8,000	Asset approach Discounted cash flow; Guideline transaction method; Market approach	Recovery rate Reserve adjustment factors	75%	100%
	$35,477

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $37.0 million and $30.7 million as of December 31, 2019 and 2018, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.03 million for the year ended December 31, 2019 and $0.02 million, for each of the years ended December 31, 2018 and 2017.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. For the year ended December 31, 2019, no state income tax is expected. We paid state income tax of $1 thousand and $3 thousand for the years ended December 31, 2018 and 2017, respectively.

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of December 31, 2019, 140,000 shares remain unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the years ended December 31, 2019, 2018, and 2017, we recorded compensation expense of $0.3 million, $0.4 million and $1.1 million, respectively, in connection with these awards.

(4)	RELATED PARTY TRANSACTIONS AND AGREEMENTS

MVC Capital, Inc. – Share Exchange. On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (“Plan of Reorganization”). As a first step to consummating the Plan or Reorganization, we sold to MVC 2,112,000 newly-issued shares of the Fund’s common stock in exchange for 395,839 shares of MVC (such transaction is hereinafter referred to as the “Share Exchange”). MVC is a BDC traded on the New York Stock Exchange that provides long-term debt and equity investment capital to fund growth, acquisitions and recapitalizations of companies in a variety of industries. The Share Exchange was calculated based on the Fund’s and MVC’s respective net asset value per share. At the time of the Share Exchange, the number of MVC shares received by Equus represented approximately 1.73% of MVC’s total outstanding shares of common stock. During 2019, we received 36,756 additional shares in the form of dividend payments. As of December 31, 2019, we valued our 563,894 MVC shares at $5.2 million, an increase from $4.3 million at December 31, 2018. The value of our MVC shares was based on MVC’s closing trading price on the NYSE as of such dates. Due to the ownership relationship between the Company and MVC, the investment and amounts due to and from MVC have been identified and disclosed as “related party(ies)” in our Consolidated Financial Statements.

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

In November 2011, Equus Energy, LLC (“Equus Energy”), a wholly-owned subsidiary of the Fund, entered into a consulting agreement with Global Energy Associates, LLC (“Global Energy”) to provide consulting services for energy related investments. Henry W. Hankinson, Director of the Fund, is a managing partner and co-founder of Global Energy. For the year ended December 31, 2017, payments to Global Energy totaled $45,000. The agreement ended in July 2017.

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services rendered. During 2019, 2018 and 2017, we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.3 million, $0.4 million and $0.6 million, respectively, for services provided to the Fund during these years.

(5)	PLAN OF REORGANIZATION

Share Exchange with MVC—On May 14, 2014, we announced that the Fund intended to effect a Plan of Reorganization. As a first step to consummating the Plan of Reorganization, we executed a Share Exchange with MVC, wherein we sold to MVC 2,112,000 newly-issued shares of our common stock in exchange for 395,839 newly-issued shares of MVC. We also announced that, pursuant to the Plan of Reorganization, our intention was for Equus to pursue a Consolidation with an operating company.

Authorization to Withdraw BDC Election—As a consequence of our Plan of Reorganization, on November 19, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board of Directors to cause the Fund’s withdrawal of its election to be classified as a BDC, each effective as of a date designated by the Board and our Chief Executive Officer on or before March 31, 2020. Notwithstanding these authorizations to withdraw our BDC election, we will not submit any such withdrawal unless and until we are reasonably confident that such Consolidation will be completed.

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

Intention to Continue to Pursue Consolidation—Notwithstanding the termination of the Merger Agreement with USG&E described above, we intend to pursue a Consolidation and the completion of our Plan of Reorganization with another operating company or the transformation of Equus into a permanent capital vehicle, and in each case, withdraw our BDC election as authorized by our stockholders. While we are presently evaluating various opportunities that could enable us to accomplish a Consolidation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transaction that would embody a potential Consolidation would be acceptable to us.

(6)	FEDERAL INCOME TAX MATTERS

As a RIC, our tax liability is dependent upon whether an election is made to distribute taxable investment income and capital gains above any statutory requirement. As we have incurred net investment losses and have had no realized gains for 2019, no distributions were required or made.

Our year-end for determining capital gains for purposes of Section 4982 of the Code is October 31.

There are no material book to tax differences for net investment income/losses, realized gains or unrealized appreciation/depreciation. As of December 31, 2019, we had approximately $18.5 million in capital losses of which can be carried forward indefinitely.

Reclassification of returns of capital had no material book to tax differences for the three years ended December 31, 2019 and therefore has no material book to tax differences impacting accumulated earnings during that three-year period.

We believe that any aggregate exposure for uncertain tax positions should not have a material impact on our financial statements as of December 31, 2019 or December 31, 2018. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2016 through 2019 remain open to examination (the State of Texas may be longer). We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(7)	COMMITMENTS AND CONTINGENCIES

Lease Commitments. We had an operating lease for office space that expired in September 2014. Our current office space lease is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was

$111,000, $111,000 and $109,000 for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

Portfolio Companies. As of December 31, 2019 and 2018, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

Legal Proceedings–Shareholder Complaint. On November 16, 2016, Samuel Zalmanoff filed a lawsuit against the Fund and members of the Board of Directors in the Court of Chancery in the State of Delaware. The lawsuit was filed in connection with the Fund’s 2016 Equity Incentive Plan (“Incentive Plan”) which was adopted by the Board of Directors on April 15, 2016, approved by the Equus shareholders on June 13, 2016, and approved, with certain standard exceptions, by the Securities and Exchange Commission on January 10, 2017. Mr. Zalmanoff’s complaint, which purported to be on behalf of all non-affiliate Equus shareholders entitled to vote for the Incentive Plan, alleged a breach by the Board of Directors of its fiduciary duties of disclosure in connection with the Incentive Plan, and sought an order from the court: (i) enjoining implementation of the Incentive Plan, (ii) requiring the Fund to revise its disclosures relating to the Incentive Plan, and (iii) for an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the allegations included therein, was without merit. Accordingly, on September 22, 2017, we filed a motion for summary judgment regarding this action which was granted by the Chancery Court on November 13, 2018. Mr. Zalmanoff appealed the Chancery Court ruling to the Delaware Supreme Court and, on May 16, 2019, the Delaware Supreme Court affirmed the Chancery Court decision and terminated the proceedings.

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

(8) PORTFOLIO SECURITIES

2019 Portfolio Activity

During the year ended December 31, 2019, we received 10,338 shares of MVC in the form of stock dividend payments. The following table summarizes significant investment activity during the year ended December 31, 2019 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	Dividend	Total
MVC Capital, Inc.	$—	$—	$—	$333	$333
	$—	$—	$—	$333	$333

During 2019, we realized net capital gains of $53 thousand due to the disposition of temporary cash investments.

(i)	During 2019, we recorded an increase of $8.3 million in net unrealized appreciation, from $17.1 million at December 31, 2018 to $25.4 millionIncrease in the fair value of our shareholding in MVC of $0.8 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the year;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $6.0 million due to improved operating performance;

(iii)	Transfer of unrealized depreciation to realized loss of our holdings in EMDC of $2.8 million in connection with the dissolution of EMDC and the transfer of its assets to the Fund; and

(iv)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.0 million, principally due to decreases in gas prices and decreases in the short and long term forward pricing curve for oil.

2018 Portfolio Activity

During the year ended December 31, 2018, we received 30,930 shares of MVC in the form of stock dividend payments. The following table summarizes significant investment activity during the year ended December 31, 2018 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK/Dividend	Total
MVC Capital, Inc.	—	—	—	303	303
	$—	$—	$—	$303	$303

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

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. (“PalletOne”) of $3.8 million due to an overall improvement in comparable industry sectors, as well as continued revenue increases; and

(iii)	Increase in the fair value of our holdings in Equus Energy of $1.0 million, principally due to an increase in comparable transactions for mineral leases.

(9)	EQUUS ENERGY, LLC

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently consisting of 141 producing and non- producing oil and gas wells. The working interests include associated development rights of approximately 21,520 acres situated on 11 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

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

Below is selected financial information from the audited financial statements of Equus Energy as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$553	$966
Accounts receivable	65	127
Other current assets	34	34
Total current assets	652	1127
Oil and gas properties	8,031	8,008
Less: accumulated depletion, depreciation and amortization	(7,789)	(7,772)
Net oil and gas properties	242	236
Total assets	$894	$1,363

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$82	$131
Due to affiliate	561	561
Total current liabilities	643	692
Asset retirement obligations	201	195
Total liabilities	844	887

Total member's equity	49	476

Total liabilities and member's equity	$894	$1,363

EQUUS ENERGY, LLC and SUBSIDIARY

Unaudited Condensed Consolidated Statements of Operations

	Year Ended December 31
	2019	2018	2017
Operating revenue	$704	$1,085	$861
Operating expenses
Direct operating expenses	857	787	554
Gain on sale of oil and gas properties	—	(619)	—
General and administrative	251	285	278
Depletion, depreciation, amortization and accretion	23	344	295
Impairment of oil and gas properties	—	—	—
Total operating expenses	1,131	796	1,127
Income (loss) before income tax expense	(426)	289	(266)
Income tax expense, net	1	1	—
Net income (loss)	$(427)	$288	$(266)

EQUUS ENERGY, LLC and SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:

Net income (loss)	$(427)	$288	$(266)
Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	17	338	289
Gain on sale of oil and gas properties	—	(619)	—
Accretion expense	6	6	6
Impairment	—	—	265
Changes in operating assets and liabilities:
Accounts receivable	62	(26)	(10)
Prepaid expenses and other current assets	—	(1)	(1)
Affiliate payable/receivable	—	(25)	(25)
Accounts payable and other	(49)	24	32
Net cash (used in) provided by operating activities	(391)	(15)	25

Cash flows from investing activities:
Investment in oil & gas properties	(22)	(173)	(9)
Sale of oil & gas properties	—	847	—
Net cash provided by (used in) investing activities	(22)	674	(9)
Net increase (decrease) in cash	(413)	659	16
Cash and cash equivalents at beginning of period	966	307	291
Cash and cash equivalents at end of period	$553	$966	$307

(10)	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted— In March 2019, the Securities Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10618, Fast Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The Company adopted the final rule under SEC Release No. 33-10618 as of December 31, 2019. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532 (the “Rule”), Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, outdated or superseded. The Rule is intended to facilitate the disclosure of information to investors and simplify compliance. The Company has adopted the Rule. The Rule included amendments to Regulation S-X (the “Amendments”), including revisions to Rule 6-04.17 under Regulation S-X to remove the requirement to separately state the book basis components of net assets on the Consolidated Statement of Assets and Liabilities: undistributed (over distribution of) net investment income, accumulated undistributed net realized gains (losses), and net unrealized appreciation (depreciation). Instead, consistent with GAAP, funds are required to disclose total distributable earnings.

The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of December 31, 2019 and 2018 are as follows:

	As of December 31, 2019	As of December 31, 2018
Accumulated undistributed net investment losses	(35,445)	(29,327)
Unrealized appreciation of portfolio securities, net	27,100	19,310
Unrealized depreciation of portfolio securities, net - related party	(1,741)	(2,251)
Accumulated undistributed net capital gains	—	9
Accumulated undistributed deficit	(10,086)	(12,259)

The Company’s Balance Sheets and Statements of Changes in Net Assets for the current and comparative reporting period have been modified to conform to the rule.

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

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We completed our initial assessment in evaluating the potential impact on our financial statements and based on our assessment, determined that our financial instruments are excluded from the scope of ASU 2014-09 and ASC 606. As a result of the scope exception for financial instruments, our management has determined that there was no material changes to the recognition timing and classification of revenues and expenses; additionally, there was no significant impact to pretax income or on financial statement disclosures upon adoption.

Accounting Standards Not Yet Adopted—In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard is effective for the Company beginning on January 1, 2021. The Company is evaluating the effect ASU 2019-12 will have on its consolidated financial statements.

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

(11)	SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2019
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Total investment income	$16	$91	$90	$154	$351
Net investment loss	(989)	(798)	(826)	(775)	(3,388)
Increase in net assets resulting
from operations	2,977	1,300	1,011	(3,115)	2,175

Basic and diluted earnings per share (1)	0.22	0.10	0.07	(0.23)	0.16

(in thousands, except per share amounts)	Year Ended December 31, 2018
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Total investment income	$113	$117	$85	$164	$480
Net investment loss	(991)	(936)	(722)	(906)	(3,555)
Increase in net assets resulting
from operations	56	793	2,358	(3,156)	51

Basic and diluted earnings per share (1)	0.00	0.06	0.17	(0.23)	0.00

(in thousands, except per share amounts)	Year Ended December 31, 2017
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Total investment income	$190	$2,637	$112	$121	$3,059
Net investment loss	(2,480)	(333)	(441)	(760)	(4,013)
Increase in net assets resulting
from operations	(1,802)	87	(121)	1,005	(830)

Basic and diluted earnings per share (1)	(0.14)	0.01	(0.01)	0.07	(0.07)

(1) The sum of quarterly per share amount may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(12)	SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 2, 2019, we sold our holding in $29.0 million in U. S. Treasury Bills and we repaid our year-end margin loan.

Since February 2020, with the spread of the coronavirus, we have implemented a number of directives to ensure the safety of our personnel and the continuity of our operations.  We have suspended all in-person meetings and have required all employees and service providers to work from a remote location.  We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies.  We intend to monitor the situation as it evolves and take additional precautions as necessary.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has adversely affected global economic activity and greatly contributed to significant deterioration and volatility in financial markets across the world, including signals of an uptick in illiquid or inactive markets, which may cause a change in valuation methodology and/or technique as well as the observability of inputs to be used in valuation techniques. Depending on the severity and length of the outbreak, this pandemic could present material uncertainty and risk with respect to the Fund, including an adverse effect on its portfolio companies’ operations and their financial condition, the ability of such portfolio companies to provide underlying financial information in a timely manner, expected declines in the valuation of its investments in the portfolio companies, collectability of amounts due from others, and its overall performance. The rapid development and fluidity of this situation precludes management from making an estimate as to the ultimate adverse impact of the pandemic on the value of the Fund’s investments, liquidity, financial condition, and results of operations for fiscal year 2020.

The adverse economic effects of the COVID-19 outbreak have materially decreased the fair value of certain investments of the Fund due to the continued material adverse impact on economic and market conditions of global economic slowdown. In addition, in March 2020, members of OPEC failed to agree on oil production levels, which is expected to result in an increased supply of oil and has led to a substantial decline in oil prices and an increasingly volatile market.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak or reduced oil prices at this time, if the pandemic continues, it will have a material adverse effect on the Fund’s results of future operations, financial position, and liquidity in fiscal year 2020.

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We assessed our internal control over financial reporting as of December 31, 2019, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2020 (the “2020 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2020 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates

Item 16. Form 10-K Summary

Not Included.

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2019
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income(d)	As of December 31, 2018 Fair Value	Gross Additions(b)	Gross Reductions(c)	As of December 31, 2019 Fair Value
Control investments: Majority-owned
Equus Energy, LLC	Member interest (100%)	$-	$9,000	$(1,000)	$-	$8,000
Equus Media Development Company, LLC	Member interest (100%)	-	210	-	(112)	-
Total Control investments: Majority-owned		-	9,210	(1,000)	(211)	8,000
Total Control investments		-	9,210	(1,000)	(211)	8,000
Affiliate Investments
PalletOne, Inc.	350,000 shares of common stock	-	20,500	6,000	-	26,500
Total Affiliate investments		-	20,500	6,000	-	26,500
Total Investments In and Advances to Affiliates		$-	$29,710	$5,000	$(211)	$34,500

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2019.
(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.	Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(g)	Share Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014 [Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2014.]

(h)	Plan of Reorganization of the Registrant, dated as of May 13, 2014 [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on May 15, 2014.]

(i)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

99.	Equus Energy, LLC and Subsidiary

(1)	Consolidated Financial Statements of Equus Energy, LLC and Subsidiary as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 [Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 10-K filed on March 30, 2020.]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 30, 2020	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 30, 2020
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	March 30, 2020
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	March 30, 2020
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 30, 2020
Robert L. Knauss

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	March 30, 2020
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020
L’Sheryl D. Hudson

