Form 10-Q
period 2020-03-31
EQUUS TOTAL RETURN, INC.
filed 2020-05-12
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 12, 2020

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

(in thousands, except per share amounts)	March 31, 2020	December 31, 2019
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,050)	$4,500	$8,000
Affiliate investments (cost at $350)	26,500	26,500
Non-affiliate investments - related party (cost at $7,007 and $6,912, respectively)	2,509	5,171
Non-affiliate investments (cost at $977)	977	977
Total investments in portfolio securities at fair value	34,486	40,648
Temporary cash investments	26,001	28,991
Cash and cash equivalents	3,348	3,966
Restricted cash	260	290
Accounts receivable from affiliates	561	561
Accrued interest	489	489
Other assets	79	141
Total assets	65,224	75,086
Liabilities and net assets
Accounts payable	274	77
Accounts payable to related parties	54	29
Borrowing under margin account	26,001	28,991
Total liabilities	26,329	29,097

Commitments and contingencies (see Note 2)

Net assets	$38,895	$45,989

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	56,142	56,062
Accumulated earnings deficit	(17,260)	(10,086)
Total net assets	$38,895	$45,989
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.88	$3.40

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$95	$—
Non-affiliate investments	—	—
Total interest and dividend income	95	—
Interest from temporary cash investments	3	16
Other income	6	—
Total investment income	104	16

Expenses:
Compensation expense	404	399
Professional fees	380	357
Director fees and expenses	79	85
General and administrative expenses	131	111
Mailing, printing and other expenses	29	40
Taxes	—	10
Interest expense	7	4
Total expenses	1,030	1,006

Net investment loss	(926)	(990)

Net realized (loss) gain:
Temporary cash investments	9	10
Net realized gain	9	10

Net unrealized appreciation of portfolio securities:
End of period	23,600	22,811
Beginning of period	27,100	19,310
Net change in net unrealized appreciation of portfolio securities	(3,500)	3,501

Net unrealized depreciation of portfolio securities - related party:
End of period	(4,498)	(1,795)
Beginning of period	(1,741)	(2,251)
Net change in net unrealized depreciation of portfolio securities - related party	(2,757)	456

Net (decrease) increase in net assets resulting from operations	$(7,174)	$2,977

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(0.53)	$0.22
Weighted average shares outstanding:
Basic and diluted	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Undistributed Deficit	Total Net Assets
Balances at January 1, 2020	13,518	$13	$56,062	$(10,086)	$45,989

Share-based incentive compensation	—	—	80	—	80

Net (decrease) increase in net assets resulting from operations
Net investment loss	—	—	—	(926)	(926)
Net realized gain	—	—	—	9	9
Unrealized appreciation of portfolio securities, net	—	—	—	(3,500)	(3,500)
Unrealized depreciation of portfolio securities-related party	—	—	—	(2,757)	(2,757)

Balances at March 31, 2020	13,518	$13	$56,142	$(17,260)	$38,894

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Reconciliation of net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net (decrease) increase in net assets resulting from operations	$(7,174)	$2,977
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain	(9)	(10)
Net change in unrealized appreciation of portfolio securities	3,500	(3,501)
Net change in unrealized depreciation of portfolio securities - related party	2,757	(456)
Share-based incentive compensation	80	80
Dividends exchanged for portfolio securities - related party	(95)
Changes in operating assets and liabilities:
Purchases of temporary cash investments, net	2,999	14
Accrued interest and dividend receivable	—	1
Other assets	62	52
Accounts payable and accrued liabilities	197	(43)
Accounts payable to related parties	25	(217)
Net cash provided by (used in) provided by operating activities	2,342	(1,103)
Cash flows from financing activities:
Borrowings under margin account	26,001	26,977
Repayments under margin account	(28,991)	(26,981)
Net cash used in financing activities	(2,990)	(4)
Net decrease in cash and cash equivalents	(648)	(1,107)
Cash and cash equivalents and restricted cash at beginning of period	4,256	7,695

Cash and cash equivalents and restricted cash at end of period	$3,608	$6,588
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities - related party	$—	$78

Supplemental disclosure of cash flow information:
Interest paid	$8	$—
Income taxes paid	$—	$10

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Investment income	$0.01	$—
Expenses	0.08	0.07

Net investment loss	(0.07)	(0.07)

Net realized loss
Net change in unrealized appreciation	(0.26)	0.26
Net change in unrealized depreciation - related party	(0.20)	0.03
Net (decrease) increase in net assets resulting from operations	(0.53)	0.22
Capital transactions:
Share-based incentive compensation	0.01	0.01
Dilutive effect of shares issued	—	(0.01)
Increase in net assets resulting from capital transactions	0.01	—
Net (decrease) increase in net assets	(0.52)	0.22
Net assets at beginning of period	3.40	3.22
Net assets at end of period, basic and diluted	$2.88	$3.44
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.82	$1.96
End of period	$0.95	$1.91
Selected information and ratios:
Ratio of expenses to average net assets	2.43%	2.23%
Ratio of net investment loss to average net assets	(2.18%)	(2.20%)
Ratio of net (decrease) increase in net assets resulting from operations to average net assets	(16.90%)	6.61%
Total return on market price (1)	(47.80%)	(2.55%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS MARCH 31, 2020

(Unaudited)

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$4,500
Total Control Investments: Majority-owned (represents 11.5% of total investments at fair value)					$7,050	$4,500
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$26,500
Total Affiliate Investments (represents 38.1% of total investments at fair value)					$350	$26,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	574,147 shares of common stock (1.7%)		$7,007	$2,509
Total Non-Affiliate Investments - Related Party (represents 7.4% of total investments at fair value)					$7,007	$2,509
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.4% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$15,384	$34,486
Temporary Cash Investments
U.S. Treasury Bill	Government	March 2020	UST 0% 4/20	26,001	$26,001	$26,001
Total Temporary Cash Investments (represents 41.6% of total investments at fair value)					$26,001	$26,001
Total Investments					$41,385	$60,487

(1)See Note 3 to the financial statements, Valuation of Investments.

(2)Non-income-producing.

(3)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.

(4)Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2020

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2020, we held 92.7% of our assets at fair value in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of March 30, 2020, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 89.9% of the total fair value of the investments in portfolio securities as of March 31, 2020.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Shipping products and services” includes one portfolio company and was 68.1% of our net asset value, 40.6% of our total assets and 76.8% of our investments in portfolio company securities (at fair value) as of March 31, 2020. The value of one segment called “Energy” includes one portfolio company and was 11.6% of our net asset value, 6.9% of our total assets and 13.0% of our investments in portfolio company securities (at fair value) as of March 31, 2020. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2020 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Common stock	$7,357	$29,009	74.6%
Limited liability company investments	7,050	4,500	11.6%
Secured and subordinated debt	977	977	2.5%
Total	$15,384	$34,486	88.7%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2020 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	26,500	68.1%
Energy	4,500	11.6%
Financial services	2,509	6.5%
Business products and services	977	2.5%
Total	$34,486	88.7%

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

(1)See Note 3 to the financial statements, Valuation of Investments.

(2)Non-income producing.

(3)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.

(4)Affiliate investments are generally defined under the 1940 Act as companies in which we own at least 5% but not more than 25% voting securities of the company.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2019

(Unaudited)

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

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2019, we had invested 87.3% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2019, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 84.9% of the total fair value of the investments in portfolio securities as of December 31, 2019.

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

MARCH 31, 2020

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

We elected to be treated as a BDC under the 1940 Act. We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have a wholly-owned taxable subsidiary (“Taxable Subsidiary”) which holds one of our portfolio investments listed on our Schedules of Investments. The purpose of this Taxable Subsidiary is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiary, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiary is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiary for income tax purposes and the Taxable Subsidiary may generate income tax expense because of the Taxable Subsidiary’s ownership of a portfolio company. We reflect any such income tax expense on our Statements of Operations.

The Impact of COVID-19—In 2019, SARS-CoV-2, a highly contagious pathogen which causes COVID-19, coronavirus disease, or simply, the ‘coronavirus’, arose in Wuhan Province, China. On January 21, 2020, the Centers for Disease Control reported the first known coronavirus infection in the U.S., and by February 29, 2020, the first U.S. death was reported. By March 11, 2020, the World Health Organization declared the coronavirus a worldwide pandemic, and the President of the United States declared a national emergency two days thereafter. By the end of March 2020, most U.S. States had imposed restrictions on travel, movement, and public assembly, and substantial portions of the U.S. economy, including those in which certain of our portfolio companies operate, were materially and negatively affected as a result.

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

At the date of the filing of this quarterly report, we are unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. Moreover, we are unable to predict the effect that the economic dislocation caused by the coronavirus will have on our efforts to complete a transformative transaction pursuant to our Plan of Reorganization described below. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

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

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.

(2)	Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements from the date of this filing through the next twelve months.

Cash and Cash Equivalents—As of March 31, 2020, we had cash and cash equivalents of $3.3 million. We had $34.5 million of our net assets of $38.9 million invested in portfolio securities.

As of December 31, 2019, we had cash and cash equivalents of $4.0 million. We had $40.6 million of our net assets of $46.0 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of March 31, 2020, we had $26.3 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $26.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on April 9, 2020 and we subsequently repaid this margin loan, plus interest.

As of December 31, 2019, we had $29.3 million of restricted cash and of temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $29.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills were sold on January 7, 2020 and we subsequently repaid this margin loan, plus interest.

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

As of March 31, 2020, we had no outstanding commitments to our portfolio company investments.

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

As of March 31, 2020, we borrowed $26.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $26.3 million.

As of December 31, 2019, we borrowed $29.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $29.3 million.

Asset Coverage Ratio—Under the 1940 Act, BDCs are required to have an asset coverage ratio of 200%, meaning that the maximum debt that may be incurred by a BDC is the BDC’s net asset value. Pursuant to amendments made to the 1940 Act in March 2018, BDCs may now, with stockholder or board of directors approval, reduce this ratio to 150%, meaning that the maximum debt that may be incurred by a BDC is two times the BDC’s net asset value. In November 2019, we obtained approval of our shareholders to reduce our asset coverage ratio to 150%. This authorization will permit Equus to borrow up to twice the value of the Fund’s net assets. Other than the margin loan obtained by the Fund to acquire U.S. Treasury bills to maintain our RIC status as described above, we have not yet undertaken any other additional borrowings.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into 2020, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value. Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. We are also evaluating potential opportunities that could enable us to effect a change to our business and become an operating company as described in Note 6 – Plan of Reorganization below. We believe we have sufficient liquidity to meet our operating requirements for 12 months from the date of this filing.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2020 and the year ended December 31, 2019.

As of March 31, 2020, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of March 31, 2020
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$4,500	$—	$—	$4,500
Affiliate investments	26,500	—	—	26,500
Non-affiliate investments - related party	2,509	2,509	—	—
Non-affiliate investments	977	—	—	977
Total investments	34,486	2,509	—	31,977
Temporary cash investments	26,001	26,001	—	—
Total investments and temporary cash investments	$60,487	$28,510	$—	$31,977

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2020 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2020	$8,000	$26,500	$977	$35,477
Change in unrealized appreciation	(3,500)	—	—	(3,500)
Proceeds from sales/dispositions	—	—	—
Fair value as of March 31, 2020	$4,500	$26,500	$977	$31,977

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2020:

(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	26,500	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	4,500	Asset approach Discounted cash flow; Guideline transaction method; Market approach	Recovery rate Reserve adjustment factors	75%	100%
	$31,977

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $32.0 million and $35.5 million as of March 31, 2020 and December 31, 2019, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of March 31, 2020 and December 31, 2019, one of our portfolio investments, consisting of 574,147 and 563,894 common shares of MVC, respectively, was publicly listed on the NYSE.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of March 31, 2020 and December 31, 2019 are as follows:

	As of March 31, 2020	As of December 31, 2019
Accumulated undistributed net investment losses	$(36,371)	$(35,445)
Unrealized appreciation of portfolio securities, net	23,600	27,100
Unrealized depreciation of portfolio securities, net - related party	(4,498)	(1,741)
Accumulated undistributed net capital gains	9	—
Accumulated undistributed deficit	$(17,260)	$(10,086)

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

All corporations organized in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.03 million for the year ended December 31, 2019.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended March 31, 2020, respectively, and we expect no in state income tax for the year ended December 31, 2019.

Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We include our investing activities within cash flows from operations.

Accounting Standards Recently Adopted— In March 2019, the Securities Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10618, Fast Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. We adopted the final rule under SEC Release No. 33-10618 as of December 31, 2019. We have evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic 325-40, Investments Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. The adoption of ASU 2016-13 did not have an impact on our financial statements as we do not have any financial instruments that are subject to this standard.

Accounting Standards Not Yet Adopted— In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard is effective for the Company beginning on January 1, 2021. We are evaluating the effect ASU 2019-12 will have on its consolidated financial statements.

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

We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services. We paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.1 million during each of the three-month periods ended March 31, 2020 and 2019, respectively.

(5)	Portfolio Securities

During the three months ended March 31, 2020, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

During the three months ended March 31, 2020, we recorded a net change in unrealized appreciation of $6.2 million, to a net unrealized appreciation of $19.1 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC of $2.7 million due to a decrease in the share price of MVC which was partially offset by the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $3.5 million, principally due to decreases in mineral acreage prices and a substantial decrease in the short- and long-term prices for crude oil during the first quarter of 2020.

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

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $2.0 million due to improved operating performance; and

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

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with MVC or an operating company, which operating company may be a subsidiary or portfolio company of MVC. Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, and/or financial services sector. While we are presently evaluating various opportunities that could enable us to complete our Plan of Reorganization, we cannot assure you that we will be able to do so within any particular time period or at all, particularly given the economic dislocation caused by the coronavirus pandemic and the restrictions on travel and association that have been imposed throughout most of the world that inhibit our ability to consider and personally examine potential transaction opportunities. Moreover, we cannot assure you that the terms of any such transaction that would embody the transformation of Equus into an operating company would be acceptable to us.

Authorization to Withdraw BDC Election—On November 14, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization, which was given as a consequence of our Plan of Reorganization, expired on March 31, 2020, we expect to receive an additional authorization from our stockholders in the future. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a “Consolidation”, as such term is defined in our Plan of Reorganization. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

(7)	2016 Equity Incentive Plan

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of September 30, 2019, 280,000 shares of restricted stock which were granted pursuant to the Incentive Plan, remained unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. We recorded compensation expense of $0.08 million for the three months ended March 31, 2020 and 2019, respectively, in connection with these awards.

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

The Impact of COVID-19 and Other Events—The first quarter of 2020 witnessed unprecedented systemic events that had a material effect on oil prices globally. As described above, the economic impact of the coronavirus during the first quarter of 2020 has been substantial and is continuing. By the end of March 2020, most U.S. States had imposed restrictions on travel, movement, and public assembly, and substantial portions of the U.S. economy, particularly the energy industry, were materially and negatively affected as a result. In addition, in March 2020, a dispute between Saudi Arabia and Russia regarding cuts in crude oil production resulted in a 26% drop in the worldwide spot price, which had already declined approximately 30% since December 31, 2019. Although the parties, including other OPEC members, ultimately agreed to production cuts of approximately 10 million BBL/day in April 2020, slumping demand has resulted in even lower spot prices. Overall, WTI prices declined from $61.06 at December 31, 2019 to $20.48 at March 31, 2019. The decline in the price of natural gas was comparatively far milder during the first quarter, decreasing from $2.22 per MMBTU at December 31, 2019 to $1.79 per MMBTU at March 31, 2020. While significant changes in spot prices during the first quarter of 2020 have had a similar effect on the price at which the well operators have sold hydrocarbons from the various properties in which Equus Energy holds an interest, the long-term pricing curves for these commodities has also been negatively affected which, in turn, has resulted in a decrease in the fair value of these properties and of Equus Energy. During April and the first two weeks of May 2020, WTI prices have been highly volatile, ranging from a high of $28.34 to a low of $11.21.

As a result, Equus Energy could see future capital expenditures postponed indefinitely, which could have a material adverse effect upon the operations and financial condition of Equus Energy. The substantial decrease in WTI spot prices has had a similar effect upon Equus Energy’s revenue. This decrease, as well as the shut-in of presently uneconomic wells due to low prices and excess demand, is expected to have a material adverse effect on the present and near-term cash flows of Equus Energy.

Revenue and Income—During the three months ended March 31, 2020, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.1 million, ($0.05) million, and ($0.15) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which $0.1 million, ($0.05) million, and ($0.19) million, respectively, for the three months ended March 31, 2019.

Capital Expenditures—During the three months ended March 31, 2020 and March 31, 2019, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant. The operators of the various working interest communicated their intent to wait until 2021 at the earliest, commensurate with an anticipated gradual rise in the price of crude oil, to consider any new drilling or recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of March 31, 2020 and December 31, 2019 and for the three months March 31, 2020 and 2019, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 30,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$407	$553
Accounts receivable	56	65
Other current assets	34	34
Total current assets	497	652
Oil and gas properties	8,029	8,031
Less: accumulated depletion, depreciation and amortization	(7,793)	(7,789)
Net oil and gas properties	236	242
Total assets	$733	$894

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$67	$82
Due to affiliate	561	561
Total current liabilities	628	643
Asset retirement obligations	203	201
Total liabilities	831	844

Total member's equity	(98)	49

Total liabilities and member's equity	$733	$894

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

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2020	2019

Operating revenue	$148	$144
Operating expenses
Direct operating expenses	201	195
General and administrative	88	83
Depletion, depreciation, amortization and accretion	7	54
Total operating expenses	296	332
Net loss	(148)	(188)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2020	2019

Cash flows from operating activities:

Net loss	$(148)	$(188)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	7	54
Changes in operating assets and liabilites:
Accounts receivable	9	36
Accounts payable and other	(15)	20
Net cash (used in) provided by operating activities	(147)	(78)

Cash flows from investing activities:
Investment in oil & gas properties	1	—
Sale of oil & gas properties	—	—
Net cash provided by (used in) investing activities	1	—
Net (decrease) increase in cash	(146)	(78)
Cash and cash equivalents at beginning of period	553	966
Cash and cash equivalents at end of period	$407	$888

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $7.0 thousand million and $54.0 thousand for the three months ended March 31, 2020 and 2019, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2020, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;
(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and
(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company did not recognize an impairment loss on its oil and gas properties during the three months ended March 31, 2020 and 2019, respectively.

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

Revenue Recognition—The Company recognizes revenue at the point in time when control of the promised goods is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU No. 2014-09, Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition" ("ASC 605"), on January 1, 2019 using the modified retrospective transition method. The Company did not record a change to its opening retained earnings as of January 1, 2019 as there was no material change to the timing or pattern of revenue recognition due to the adoption of ASC 606.

The Company’s revenue is generated primarily from the sale of oil, gas and natural gas liquids (“NGL”) produced from working interests and to a lesser extent from royalty interests in oil and gas properties owned by the Company. As a working interest owner, the Company is responsible for the incurred production expenses proportionate to the interest stipulated in the operating agreement. As a non-operator, the Company does not manage the daily well operations, which are borne by the well operator. Sales of oil, gas and NGLs are recognized at the time control of the product is transferred to the customer.

Various arrangements amongst the eleven different oil and gas properties all differ in some respects, although they do share the commonality that, as a non-operating working interest holder, the Company does not engage in the selling process, but instead relies on the operator, as their selling agent, for negotiating and determining pricing, volume, and delivery terms. Such pricing terms are often a function of a specified discount from the daily/monthly NYMEX or Henry Hub average. The discount is usually based on differentials such as distance of the field/wells from the distribution node or the buyer’s storage facility, as well as the quality of the product itself (i.e., in the case of oil, its gravity).

Revenue is measured based on consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. The Company recognizes revenue in the amount that reflects the consideration it expects to be entitled to in exchange for transferring control of those goods to the customer. The contract consideration is typically allocated to specific performance obligations in the contract according to the terms of the contract. Each unit of oil or gas is considered a separate performance obligation under the contract. Wells are spot measured once a month to determine production and the composition of each of the products (i.e. oil, gas, NGLs) from the well. Each month the consideration obtained by the operator is allocated to the related performance obligations.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenue is recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered.

Depending on the contract and commodity, there are various means by which upstream entities can transfer control (i.e., at the wellhead, inlet, tailgate of the processing plant, or a location where the product is delivered to a third party). The Company has control of the commodity before it is extracted, therefore consideration must be given to whether the transfer of control of the commodity is to the operator or to the end customer at the point of sale.

Unless special arrangements are entered into, the Company’s performance obligations are generally considered performed when control of the extracted commodity transfers when it is delivered to the end customer at the agreed-upon market or index price. At the end of each month, when the performance obligation is satisfied, the variable consideration can be reasonably estimated. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received.

Principal vs. Agent

While the guidance on principal versus agent considerations is similar to legacy GAAP, the key difference is that ASC 606 focuses on control of the specified goods and services as the overarching principle for entities to consider when determining whether they are acting as a principal or an agent. This could result in entities reaching different conclusions than they did under legacy GAAP.

An entity acting as a principal records revenue on a gross basis if it controls a promised good or service before transferring that good or service to the customer. An entity is an agent if it does not control the promised good or service before transfer to the customer. If the entity is an agent, it records as revenue the net amount it retains for its agency services. However, due to the uncertainty of the variable pricing component and the separation of expenses billed to the Company from the consideration processed and paid by the operator, the revenue is recorded at net.

Under the Company’s normal operating activity arrangements, the operator is responsible for negotiating, fulfilling and collecting the agreed-upon amount from the sale with the end customer and is, therefore, determined to be acting as agent on behalf of the Company. The principal versus agent consideration will continue to be assessed for new contracts, both within and outside the company’s normal operating activities.

Depreciation, Depletion and Amortization—The Company employs the “Units of Production” method in calculating depletion of its proved oil and gas properties, wherein capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves.

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the three month periods ending March 31, 2020 and 2019.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 9, 2020, the $26.3 million U.S. Treasury Bills we acquired on margin in March 2020 matured and we used the proceeds therefrom to repay the margin loan.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2019, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our existing and prospective portfolio companies;
•	the return or impact of current and future investments;
•	our contractual arrangements and other relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment;
•	our ability to qualify and operate as a BDC and a RIC, including the impact of changes in laws or regulations governing our operations, or the operations of our portfolio companies;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of fluctuations in interest rates on our business;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	our ability to recover unrealized losses;
•	market conditions and our ability to access additional capital, if deemed necessary;

•

the level of domestic capital spending by the oil and natural gas industry, which has been significantly impacted by the continuation of a swift and material decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly have led to a significant reduction in domestic capital spending;

•	developments in the global economy as well as the public health crisis related to the COVID-19 virus and resulting demand and supply for oil and natural gas;

•	uncertainty regarding the future actions of oil producers and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;

•

uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the services we provide and the commercial opportunities available to us;

•	natural or man-made disasters and other external events that may disrupt our operations; and
•	continued volatility of oil and natural gas prices.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“10-K”). In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Quarterly Report concerning the coronavirus pandemic and the economic impact of the coronavirus on the Fund and our portfolio companies and oil and gas markets. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

We elected to be treated as a BDC under the 1940 Act. We currently qualify as a RIC for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have a wholly-owned Taxable Subsidiary which holds one of our portfolio investments listed on our Schedules of Investments. The purpose of this Taxable Subsidiary is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiary, a portion of the gross income of these income- producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiary is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiary for income tax purposes and they may generate income tax expense because of the Taxable Subsidiary’s ownership of the portfolio investment. We reflect any such income tax expense on our Statements of Operations.

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

Pursuant to the terms of a Share Exchange Agreement, dated May 12, 2014, entered into by Equus and MVC which memorialized the Share Exchange, we intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with MVC or an operating company, which operating company may be a subsidiary or portfolio company of MVC. Absent Equus merging or consolidating with/into MVC or a subsidiary thereof, our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, and/or financial services sector. While we are presently evaluating various opportunities that could enable us to complete our Plan of Reorganization, we cannot assure you that we will be able to do so within any particular time period or at all, particularly given the economic dislocation caused by the coronavirus pandemic and the restrictions on travel and association that have been imposed throughout most of the world that inhibit our ability to consider and personally examine potential transaction opportunities. Moreover, we cannot assure you that the terms of any such transaction that would embody a “Consolidation”, as such term is defined in our Plan of Reorganization, would be acceptable to us.

Authorization to Withdraw BDC Election—On November 14, 2019, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization, which was given as a consequence of our Plan of Reorganization, expired on March 31, 2020, we expect to receive an additional authorization from our stockholders in the future. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a “Consolidation”, as such term is defined in our Plan of Reorganization. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business.

Reduction in Asset Coverage Ratio

On November 14, 2019, our shareholders approved a reduction in our asset coverage ratio from 200% to 150%. Prior to the reduction ,we were restricted in the amount that we could borrow to the value of our net assets. The reduction in our asset coverage from 200% to 150% means that we may now borrow up to twice the value of our net assets. Except for a margin loan that we procure each quarter to acquire U.S. Treasury bills as part of the maintenance of our RIC status, we have not incurred any additional borrowings as a consequence of this authorization.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of March 31, 2020, all awards granted under the Incentive Plan have become vested. We recorded compensation expense of $0.08 million for the three months ended March 31, 2020 and 2019, respectively, in connection with these awards.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.

Current Market Conditions

Impact of the Coronavirus Generally. The introduction of the coronavirus has had a substantial detrimental impact on markets and economic forecasts for governments and businesses worldwide, and could have a materially adverse impact upon our operations and that of our portfolio companies, although the extent of the impact cannot be determined at the present time. Beginning in the first quarter of 2020, most U.S. states and foreign countries implemented significant travel, movement, and assembly restrictions, as well as restrictions on the movement of goods. As of the date of filing of this Quarterly Report on Form 10-Q, many of these restrictions are still in place and it remains uncertain as to how long they will continue. Substantial portions of the U.S. economy, including those in which certain of our portfolio companies operate, have been materially and negatively affected as a result of these restrictions and by the general reduction in commercial and consumer activity.

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

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector. The substantial recent downturn in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020. The collapse in prices was the result of a price war between the Russian Federation and Saudi Arabia and a massive drop in forecasted demand as a consequence of the coronavirus. Should prices not recover to sustainable levels, a number of smaller oil and gas firms that have incurred leverage could experience severe economic challenges, including insolvency and bankruptcy. Other firms, such as Equus Energy, could see future capital expenditures to generate additional reserves from existing mineral interests postponed indefinitely, which could have a material adverse effect upon the operations and financial condition of Equus Energy. The substantial decrease in WTI spot prices during the first quarter has had a similar effect upon the price at which the operators of the various wells in which Equus Energy holds an interest are able to sell hydrocarbons. This decrease, as well as the shut-in of presently uneconomic wells due to low prices and excess demand, is expected to have a material adverse effect on the present and near-term cash flows of Equus Energy.

The U.S. Economy. Largely resulting from the economic disruption caused by the coronavirus, the U.S. economy shrank at an annualized rate of 4.8% during the first quarter of 2020, ending six straight years of positive quarterly growth. The sectors having the most pronounced effect on the retraction were reductions in consumer spending, nonresidential fixed investment, exports, and inventories. The sole category of growth was in federal spending, which was up 1.7% during the quarter. The Conference Board Economic Forecast projects GDP contraction in the second quarter of 2020 to be 33.3%, with an overall contraction of between 3.6% and 7.4% for all of 2020. The range of estimates is reflective of three recovery scenarios: (i) a V-shaped recovery, where new coronavirus infections will peak in May 2020 and economic activity will increase substantially thereafter, (ii) a U-shaped recovery, where movement and assembly restrictions will largely remain in place through the summer of 2020 and where recovery is thus slower and more controlled, or (iii) a W-shaped recovery, where social distancing policies are relaxed and a second major coronavirus outbreak occurs in the fall of 2020 and results in new restrictions being imposed. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Conference Board Leading Economic Index)

Employment and Housing. The U.S. began the first quarter of 2020 with an unemployment rate at 3.5%, a historic low, and finished the quarter at 4.4%, an increase of approximately 3.0 million in unemployment benefit applications that occurred during the month of March 2020. April 2020 saw this number increase substantially further, with 20.5 million people losing their jobs in the month and the unemployment rate at 14.7%, the highest rate since the Depression era. A further increase of unemployment is expected during the second quarter of 2020, with most projections showing an unemployment rate above 20.0%. In keeping with this trend, housing starts decreased 22.3% from February 2020 to March 2020, the largest month-on-month decline since 1984. While new home construction and sales are down sharply in March and April 2020, sales of existing homes are showing signs of recovery and price stability, buoyed in part by historically low mortgage interest rates. (Sources: U.S. Dept. of Commerce, Bureau of Labor Statistics, CNBC).

Merger, Acquisition, and Private Equity Activity. Merger and acquisition activity was robust in 2019, with $3.9 trillion in transactions during the year, and expectations at the end of 2019 were for another strong year of business combinations and divestitures. The onset of the coronavirus pandemic, however, changed all of these assumptions and has put a number of potential and pending transactions on an indefinite pause. First quarter 2020 merger and acquisition activity worldwide was down 25% compared to the same quarter of 2019, with U.S. dealmaking down 50% in the first quarter of 2020 as compared to the first quarter of 2019. As with a number of other economic indicators, the second quarter of 2020 is expected to further this downward trend, as the restrictions on movement and meetings has resulted in a lesser number of transactions being effected and a number of pending transactions abandoned. As social distancing restrictions become relaxed over the remainder of 2020, a number of economists expect to see significantly increased merger and acquisition activity resulting from consolidations within industry sectors negatively affected by the economic dislocation caused by coronavirus. This largely contrasts with the more opportunistic character of most merger and acquisition activity that occurred in the five years preceding the coronavirus pandemic. (Sources: Forbes; The Wall Street Journal, PitchBook).

During the three months ended March 31, 2020, our net asset value decreased from $3.40 per share to $2.88 per share, a decrease of 18.1%. As of March 31, 2020, our common stock is trading at a 67.0% discount to our net asset value as compared to 46.5% as of December 31, 2019.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.9 million and $1.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Investment income was $0.1 million and $0.02 million for the three months ended March 31, 2020 and 2019, respectively. Total expense was $1.0 million for each of the three months ended March 31, 2020 and 2019.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2020, we realized a gain of $9.0 thousand from the sale of temporary cash investments.

During the three months ended March 31, 2019, we realized a gain of $10.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the three months ended March 31, 2020, we recorded a net change in unrealized appreciation of $6.2 million, to a net unrealized appreciation of $19.1 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC of $2.7 million due to a decrease in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $3.5 million, principally due to decreases in mineral acreage prices and a substantial decrease in the short- and long-term prices for crude oil during the first quarter of 2020.

During the three months ended March 31, 2019, we recorded a net change in unrealized appreciation of $4.0 million, to a net unrealized appreciation of $21.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.6 million due to an increase in the share price of MVC and receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $2.0 million due to improved operating performance; and

(iii)	Increase in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to increases in mineral acreage prices proximate to the company’s leasehold interests and a moderate increase in the short- and long-term prices for crude oil and natural gas.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Portfolio Securities

During the three months ended March 31, 2020, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

During the three months ended March 31, 2019, we received dividends in the form of additional shares of $0.08 million relating to our shareholding in MVC.

Subsequent Events

We performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On April 9, 2020, the $26.3 million U.S. Treasury Bills we acquired on margin in March 2020 matured and we used the proceeds therefrom to repay the margin loan.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, the Fund is a party to certain proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations.

Item 1A. Risk Factors

In connection with our efforts to convert Equus into an operating company in furtherance of our Plan of Reorganization, we may be subject to a number of risks associated with this process, the transactions that would embody a Consolidation of Equus with another company, as well as specific risks associated with the commercial enterprise with which Equus would seek to combine itself. We intend to identify, as will be reasonably possible, such risks and include the same in our subsequent filings and reports with the SEC.

Moreover, the economic dislocation precipitated by the coronavirus pandemic is still rapidly evolving. As of the date of filing of this Quarterly Report on Form 10-Q (“10-Q”), we are unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K (“10-K”) for the year ended December 31, 2019, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K and throughout this 10-Q are not the only ones facing the Fund

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

Item 6. Exhibits

3.	Articles of Incorporation and by-laws
(a)Restated	Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(b)Certificate	of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3 (b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]
(c)Amended	and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Current Report on Form 8-K filed on June 30, 2014.]

10.Material	Contracts.
(a)Safekeeping	Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]
(b)Form	of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]
(c)Form	of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]
(d)Code	of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]
(e)Share	Exchange Agreement between the Fund and MVC Capital, Inc., dated May 14, 2014. [Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 15, 2014.]
(f)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

31.Rule	13a-14(a)/15d-14(a) Certifications
1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer

32.Section	1350 Certifications
1.	Certification by Chief Executive Officer
2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: May 12, 2020

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

