Form 10-Q
period 2020-06-30
EQUUS TOTAL RETURN, INC.
filed 2020-08-13
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 13, 2020

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	June 30, 2020	December 31, 2019
(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,050)	$5,500	$8,000
Affiliate investments (cost at $350)	27,500	26,500
Non-affiliate investments - related party (cost at $7,038 and $6,912, respectively)	3,778	5,171
Non-affiliate investments (cost at $977)	977	977
Total investments in portfolio securities at fair value	37,755	40,648
Temporary cash investments	27,000	28,991
Cash and cash equivalents	2,279	3,966
Restricted cash	270	290
Accounts receivable from affiliates	561	561
Accrued interest	556	489
Other assets	346	141
Total assets	68,767	75,086
Liabilities and net assets
Accounts payable	186	77
Accounts payable to related parties	112	29
Borrowing under margin account	27,000	28,991
Total liabilities	27,298	29,097

Commitments and contingencies (see Note 2)

Net assets	$41,469	$45,989

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	56,142	56,062
Accumulated earnings deficit	(14,686)	(10,086)
Total net assets	$41,469	$45,989
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$3.07	$3.40

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$98	$80	$193	$80
Non-affiliate investments	—	—	—	—
Total interest and dividend income	98	80	193	80
Interest from temporary cash investments	—	11	3	26
Other income	6	—	12	—
Total investment income	104	91	208	106

Expenses:
Compensation expense	291	380	695	779
Professional fees	228	214	608	571
Director fees and expenses	97	117	176	202
General and administrative expenses	96	108	227	219
Mailing, printing and other expenses	37	55	66	95
Taxes	9	11	9	21
Interest expense	9	2	16	6
Total expenses	767	887	1,797	1,893

Net investment loss	(663)	(796)	(1,589)	(1,787)

Net realized (loss) gain:
Affiliate investments	—	(2,790)	—	(2,790)
Temporary cash investments	(1)	23	8	33
Net realized (loss) gain	(1)	(2,767)	8	(2,757)

Net unrealized appreciation of portfolio securities:
End of period	25,600	27,600	25,600	27,600
Beginning of period	23,600	22,811	27,100	19,310
Net change in net unrealized appreciation of portfolio securities	2,000	4,789	(1,500)	8,290

Net unrealized depreciation of portfolio securities - related party:
End of period	(3,260)	(1,719)	(3,260)	(1,719)
Beginning of period	(4,498)	(1,795)	(1,741)	(2,251)
Net change in net unrealized depreciation of portfolio securities - related party	1,238	76	(1,519)	532

Net (decrease) increase in net assets resulting from operations	$2,574	$1,302	$(4,600)	$4,278

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$0.19	$0.10	$(0.34)	$0.32
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Undistributed Deficit	Total Net Assets
Balances at January 1, 2020	13,518	$13	$56,062	$(10,086)	$45,989

Share-based incentive compensation	—	—	80	—	80

Net (decrease) increase in net assets resulting from operations
Net investment loss	—	—	—	(926)	(926)
Net realized gain	—	—	—	9	9
Unrealized appreciation of portfolio securities, net	—	—	—	(3,500)	(3,500)
Unrealized depreciation of portfolio securities-related party	—	—	—	(2,757)	(2,757)

Balances at March 31, 2020	13,518	$13	$56,142	$(17,260)	$38,894

Net (decrease) increase in net assets resulting from operations
Net investment loss	—	—	—	(663)	(663)
Net realized loss	—	—	—	(1)	(1)
Unrealized appreciation of portfolio securities, net	—	—	—	2,000	2,000
Unrealized depreciation of portfolio securities-related party	—	—	—	1,238	1,238

Balances at June 30, 2020	13,518	$13	$56,142	$(14,685)	$41,469

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Reconciliation of net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net (decrease) increase in net assets resulting from operations	$(4,600)	$4,278
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss	(8)	2,757
Net change in unrealized appreciation of portfolio securities	1,500	(8,290)
Net change in unrealized depreciation of portfolio securities - related party	1,519	(532)
Share-based incentive compensation	80	160
Dissolution of portfolio securities		211
Dividends exchanged for portfolio securities - related party	(126)	—
Changes in operating assets and liabilities:
Purchases of temporary cash investments, net	1,999	24
Accrued interest and dividend receivables	(67)	(80)
Other assets	(205)	(137)
Accounts payable and accrued liabilities	109	(172)
Accounts payable to related parties	83	(246)
Net cash provided by (used in) operating activities	284	(2,027)
Cash flows from financing activities:
Borrowings under margin account	53,001	53,967
Repayments under margin account	(54,992)	(53,958)
Net cash (used in) provided by financing activities	(1,991)	9
Net decrease in cash and cash equivalents	(1,707)	(2,018)
Cash and cash equivalents and restricted cash at beginning of period	4,256	7,695

Cash and cash equivalents and restricted cash at end of period	$2,549	$5,677
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities - related party	$—	$159

Supplemental disclosure of cash flow information:
Interest paid	$8	$—
Income taxes paid	$9	$10

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Investment income	$0.01	$0.01
Expenses	0.13	0.14

Net investment loss	(0.12)	(0.13)

Net realized loss	—	(0.20)
Net change in unrealized appreciation	(0.11)	0.61
Net change in unrealized depreciation - related party	(0.11)	0.04
Net (decrease) increase in net assets resulting from operations	(0.34)	0.32
Capital transactions:
Share-based incentive compensation	0.01	0.01
Dilutive effect of shares issued	—	—
Increase in net assets resulting from capital transactions	0.01	0.01
Net (decrease) increase in net assets	(0.33)	0.33
Net assets at beginning of period	3.40	3.22
Net assets at end of period, basic and diluted	$3.07	$3.55
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.82	$1.96
End of period	$1.17	$1.64
Selected information and ratios:
Ratio of expenses to average net assets	4.11%	4.14%
Ratio of net investment loss to average net assets	(3.63%)	(3.91%)
Ratio of net (decrease) increase in net assets resulting from operations to average net assets	(10.52%)	9.36%
Total return on market price (1)	(35.71%)	(16.33%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS JUNE 30, 2020

(Unaudited)

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$5,500
Total Control Investments: Majority-owned (represents 8.5% of total investments at fair value)					$7,050	$5,500
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$27,500
Total Affiliate Investments (represents 42.5% of total investments at fair value)					$350	$27,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	578,596 shares of common stock (1.7%)		$7,038	$3,778
Total Non-Affiliate Investments - Related Party (represents 7.4% of total investments at fair value)					$7,038	$3,778
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.5% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$15,415	$37,755
Temporary Cash Investments
U.S. Treasury Bill	Government	June 2020	UST 0% 7/20	27,000	$27,000	$27,000
Total Temporary Cash Investments (represents 41.7% of total investments at fair value)					$27,000	$27,000
Total Investments					$42,415	$64,755

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

JUNE 30, 2020

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2020, we held 90.1% of our assets at fair value in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of June 30, 2020, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 87.5% of the total fair value of the investments in portfolio securities as of June 30, 2020.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Shipping products and services” includes one portfolio company and was 66.3% of our net asset value, 40.0% of our total assets and 72.8% of our investments in portfolio company securities (at fair value) as of June 30, 2020. The value of one segment called “Energy” includes one portfolio company and was 13.3% of our net asset value, 8.0% of our total assets and 14.6% of our investments in portfolio company securities (at fair value) as of June 30, 2020. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2020 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Common stock	$7,388	$31,278	75.4%
Limited liability company investments	7,050	5,500	13.3%
Secured and subordinated debt	977	977	2.4%

Total	$15,415	$37,755	91.1%

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2020 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	$27,500	66.3%
Energy	5,500	13.3%
Financial services	3,778	9.1%
Business products and services	977	2.4%
Total	$37,755	91.1%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(Unaudited)

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Total Control Investments: Majority-owned (represents 11.5% of total investments at fair value)					$7,050	$8,000
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$26,500
Total Affiliate Investments (represents 38.1% of total investments at fair value)					$350	$26,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	563,894 shares of common stock (1.7%)		$6,912	$5,171
Total Non-Affiliate Investments - Related Party (represents 7.4% of total investments at fair value)					$6,912	$5,171
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.4% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$15,289	$40,648
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2018	UST 0% 1/20	$28,991	$28,991	$28,991
Total Temporary Cash Investments (represents 41.6% of total investments at fair value)					$28,991	$28,991
Total Investments					$44,280	$69,639

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

NOTES TO CONDENSED FINANCIALSTATEMENTS

JUNE 30, 2020

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

The Impact of COVID-19—In 2019, SARS-CoV-2, a highly contagious pathogen which causes COVID-19, coronavirus disease, or simply, the ‘coronavirus’, arose in Wuhan Province, China. On January 21, 2020, the Centers for Disease Control reported the first known coronavirus infection in the U.S., and by February 29, 2020, the first U.S. death was reported. By March 11, 2020, the World Health Organization declared the coronavirus a worldwide pandemic, and the President of the United States declared a national emergency two days thereafter. By the second quarter of 2020, all U.S. States had imposed various restrictions on travel, movement, and public assembly, and substantial portions of the U.S. economy, including those in which certain of our portfolio companies operate, were materially and negatively affected as a result.

The highly contagious nature of the coronavirus has caused numerous private and public organizations to substantially alter the way in which they operate. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We have also taken steps to minimize the exposure of our employees and service providers by requiring all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Our day-to-day operations and management of our existing portfolio investments have not, therefore, been materially affected by the coronavirus pandemic. However, government directives on social distancing and shelter-in-place mandates have rendered us unable to travel to attend board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. As a consequence, our ability to source new investment prospects, facilitate dispositions of existing portfolio holdings, or consummate a substantial transaction has been constrained by these limitations. Should these disruptions and restrictions on travel continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

Although our company and our portfolio companies are generally affected by macroeconomic factors such as an overall downturn in the U.S. economy and fluctuations in energy prices, we are presently unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results, or the financial and operating results of our portfolio companies due to numerous uncertainties regarding the duration and severity of the crisis. Moreover, we are unable to predict the effect that the economic dislocation caused by the coronavirus will have on our efforts to complete a transformative transaction pursuant to our Plan of Reorganization described below. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.

(2)       Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. Further, we are also contemplating the sale of all or a portion of one or more of our portfolio investments before the end of 2020. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. In view of the foregoing, we believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements from the date of this filing through the next twelve months.

Cash and Cash Equivalents—As of June 30, 2020, we had cash and cash equivalents of $2.3 million. We had $37.8 million of our net assets of $41.5 million invested in portfolio securities.

        As of December 31, 2019, we had cash and cash equivalents of $4.0 million. We had $40.6 million of our net assets of $46.0 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of June 30, 2020, we had $27.3 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $27.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on July 2, 2020 and we subsequently repaid this margin loan, plus interest.

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

As of June 30, 2020, we had no outstanding commitments to our portfolio company investments.

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

As of June 30, 2020, we borrowed $27.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $27.3 million.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three months ended June 30, 2020 and the year ended December 31, 2019.

As of June 30, 2020, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

			Fair Value Measurements as of June 30, 2020
(in thousands)		Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$5,500		$—		$—		$5,500
Affiliate investments	27,500		—		—		27,500
Non-affiliate investments - related party	3,778		3,778		—		—
Non-affiliate investments	977		—		—		977
Total investments	37,755		3,778		—		33,977
Temporary cash investments	27,000		27,000		—		—
Total investments and temporary cash investments	$64,755		$30,778		$—		$33,977

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

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2020 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2020	$8,000	$26,500	$977	$35,477
Change in unrealized appreciation	(2,500)	1,000	—	(1,500)
Fair value as of June 30, 2020	$5,500	$27,500	$977	$33,977

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2019 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2019	$9,210	$20,500	$977	$30,687
Realized losses	(2,790)	—	—	(2,790)
Change in unrealized appreciation	4,291	4,000	—	8,291
Proceeds from sales/dispositions	(211)	—	—	(211)
Fair value as of June 30, 2019	$10,500	$24,500	$977	$35,977

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2020:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%
Common stock	27,500	Income/Market approach	EBITDA Multiple/Discount for lack of marketability/Control premium	10%	32.5%
Limited liability company investments	5,500	Asset approach Guideline transaction method; Market approach	Recovery rate Reserve adjustment factors	75%	100%
	$33,977

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $34.0 million and $35.5 million as of June 30, 2020 and December 31, 2019, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of June 30, 2020 and December 31, 2019, one of our portfolio investments, consisting of 578,596 and 563,894 common shares of MVC, respectively, was publicly listed on the NYSE.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Statement of Assets and Liabilities as of June 30, 2020 and December 31, 2019 are as follows:

	As of June 30, 2020	As of December 31, 2019
Accumulated undistributed net investment losses	$(37,034)	$(35,445)
Unrealized appreciation of portfolio securities, net	25,600	27,100
Unrealized depreciation of portfolio securities, net - related party	(3,260)	(1,741)
Accumulated undistributed net capital gains	8	—
Accumulated undistributed deficit	$(14,686)	$(10,086)

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended June 30, 2020, respectively, and we expect no in state income tax for the year ended December 31, 2019.

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

Accounting Standards Recently Adopted—In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amend the definition of “significant subsidiary” in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date.  We have elected to comply with the Final Rules effective for the annual reporting period December 31, 2020. We are evaluating the impact on the requirement to provide separate audited financial statements and summarized financial information for its controlled portfolio companies going forward.

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

        Accounting Standards Not Yet Adopted—In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard is effective for the Company beginning on January 1, 2021. We are evaluating the effect ASU 2019-12 but do not anticipate that it will have an impact on our consolidated financial statements.

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

We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services. We paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.2 million during each of the six-month periods ended June 30, 2020 and 2019, respectively.

(5)       Portfolio Securities

During the six months ended June 30, 2020, in connection with our shareholding in MVC, we received dividends in the form of additional MVC shares valued at $0.1 million.

During the six months ended June 30, 2020, we recorded a net change in unrealized appreciation of $3.0 million, to a net unrealized appreciation of $22.3 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC of $1.4 million due to a decrease in the share price of MVC which was partially offset by the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $2.5 million, principally due to decreases in mineral acreage prices and a substantial decrease in the short- and long-term prices for crude oil, which fell from $61.06 per barrel at December 31, 2019 to $20.48 at March 31, 2020, before recovering moderately to $40.65 at June 30, 2020; and

(iii)	Increase in the fair value of our holdings in PalletOne, Inc. of $1.0 million due to improved operating performance.

During the six months ended June 30, 2019, in connection with our shareholding in MVC, we received dividends in the form of additional MVC shares valued at $0.2 million.

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

During the six months ended June 30, 2019, we recorded a net change in unrealized appreciation of $8.8 million, to a net unrealized appreciation of $25.9 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.7 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.0 million due to improved operating performance;

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

(6) Plan of Reorganization

Plan of Reorganization—On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (hereinafter, the “Plan of Reorganization”). We intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with an operating company, which operating company may be a subsidiary or portfolio company of MVC. Our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, and/or financial services sector. While we are presently evaluating various opportunities that could enable us to complete our Plan of Reorganization, we cannot assure you that we will be able to do so within any particular time period or at all, particularly given the economic dislocation caused by the coronavirus pandemic and the restrictions on travel and association that have been imposed throughout most of the world that inhibit our ability to consider and personally examine potential transaction opportunities. Moreover, we cannot assure you that the terms of any such transaction that would embody the transformation of Equus into an operating company would be acceptable to us.

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

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of September 30, 2019, 280,000 shares of restricted stock which were granted pursuant to the Incentive Plan, remained unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. We recorded compensation expense of $0.08 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively, in connection with these awards.

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

        The wells are operated by a number of experienced operators, including Chevron USA, Inc., which has operating responsibility for all of Equus Energy’s 40 well interests located in the Conger Field, an oil and gas field on the edge of the Permian Basin that has experienced gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, was working with Chevron in a recompletion program, now presently on hold, of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

The Impact of COVID-19 and Other Events—The first quarter of 2020 witnessed unprecedented systemic events that had a material effect on oil prices globally. As described above, the economic impact of the coronavirus during the first six months of 2020 has been substantial and is continuing. By the end of the second quarter of 2020, all U.S. States had imposed various restrictions on travel, movement, and public assembly, and substantial portions of the U.S. economy, particularly the energy industry, were materially and negatively affected as a result. In addition, in March 2020, a dispute between Saudi Arabia and Russia regarding cuts in crude oil production resulted in a 26% drop in the worldwide spot price, which had already declined approximately 30% since December 31, 2019. Although the parties, including other OPEC members, ultimately agreed to production cuts of approximately 10 million BBL/day in April 2020, slumping demand has resulted in even lower spot prices. Overall, WTI prices declined from $61.06 at December 31, 2019 to $20.48 at March 31, 2020 before recovering to $40.65 at June 30, 2020. The decline in the price of natural gas was comparatively far milder during the first and second quarters of 2020, decreasing from $2.22 per MMBTU at December 31, 2019 to $1.79 per MMBTU at March 31, 2020 and thereafter settling at $1.76 per MMBTU at June 30, 2020. While significant changes in spot prices during the first six months of 2020 have had a similar effect on the price at which the well operators have sold hydrocarbons from the various properties in which Equus Energy holds an interest, the long-term pricing curves for these commodities has also been negatively affected. Although crude oil spot prices increased substantially during the second quarter of 2020, changes in the long-term pricing curve since the end of 2019 have resulted in a decrease in the fair value of these properties and of Equus Energy during the six months ended June 30, 2020. During the second quarter of 2020, for example, WTI prices have been highly volatile, ranging from a high of $40.65 to a low of $11.21.

As a result, Equus Energy could see future capital expenditures postponed indefinitely, which could have a material adverse effect upon the operations and long-term financial condition of Equus Energy. The substantial decrease in WTI spot prices has had a similar effect upon Equus Energy’s revenue. This decrease, as well as the shut-in of presently uneconomic wells due to low prices and excess demand has had, and is expected to continue to have, a material adverse effect on the present and near-term cash flows of Equus Energy. To conserve existing cash resources or create additional cash resources during the next year, Equus Energy intends to either: (i) attempt to secure equity or debt financing from one or more institutional sources, which sources may include the Fund, a commercial lender, or other investors, (ii) request that its operators shut-in additional wells, (iii) sell certain of its oil and gas holdings, or (iv) undertake a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to continue as a going concern. The factors discussed above, therefore, raise substantial doubt about Equus Energy’s ability to continue as a going concern.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Equus Energy have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should the Equus Energy be unable to continue as a going concern.

Revenue and Income—During the three months ended June 30, 2020, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.09 million, ($0.11) million, and ($0.17) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.2 million, $0.02 million, and ($0.08) million, respectively, for the three months ended June 30, 2019.

Capital Expenditures—During the three months ended June 30, 2020 and June 30, 2019, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant. The operators of the various working interest communicated their intent to wait until 2021 at the earliest, commensurate with an anticipated gradual rise in the price of crude oil, to consider any new drilling or recompletion projects.

We do not consolidate Equus Energy or its wholly-owned subsidiaries and accordingly only the value of our investment in Equus Energy is included on our balance sheets. Our investment in Equus Energy is valued in accordance with our normal valuation procedures and is based in part on a reserve report prepared for Equus Energy by Lee Keeling & Associates, Inc., an independent petroleum engineering firm, the transactions and values of comparable companies in this sector, and the estimated value of leasehold mineral interests associated with the acreage held by Equus Energy. A valuation of Equus Energy was performed by a third-party valuation firm, who recommended a value range of Equus Energy consistent with the fair value determined by our Management (See Schedule of Investments).

Below is summarized consolidated financial information for Equus Energy as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 30,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$259	$553
Accounts receivable	43	65
Other current assets	—	34
Total current assets	302	652
Oil and gas properties	8,061	8,031
Less: accumulated depletion, depreciation and amortization	(7,800)	(7,789)
Net oil and gas properties	261	242
Total assets	$563	$894

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$68	$82
Due to affiliate	561	561
Total current liabilities	629	643
Asset retirement obligations	204	201
Total liabilities	833	844

Total member's equity	(270)	49

Total liabilities and member's equity	$563	$894

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

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating revenue	$91	$217	$239	$361
Operating expenses
Direct operating expenses	205	198	406	393
General and administrative	49	73	138	156
Depletion, depreciation, amortization and accretion	8	31	15	85
Total operating expenses	262	302	559	634
Income tax expense, net
Net loss	(171)	(85)	(320)	(273)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2020	2019

Cash flows from operating activities:

Net loss	$(320)	$(273)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depletion, depreciation, amortization and accretion	15	85
Changes in operating assets and liabilites:
Accounts receivable	22	15
Prepaid expenses and other current assets	34	—
Accounts payable and other	(15)	39
Net cash used in provided by operating activities	(264)	(134)

Cash flows from investing activities:
Investment in oil & gas properties	(30)	—
Net cash used in investing activities	(30)	—
Net (decrease) increase in cash	(294)	(134)
Cash and cash equivalents at beginning of period	553	966
Cash and cash equivalents at end of period	$259	$832

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $8 thousand and $31 thousand for the three months ended June 30, 2020 and 2019, respectively and $15 thousand and $85 thousand for the six months ended June 30, 2020 and June 30, 2019, respectively .

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of June 30, 2020, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company did not recognize an impairment loss on its oil and gas properties during the six months ended June 30, 2020 and 2019, respectively.

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

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the three and six month periods ending June 30, 2020 and 2019.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 2, 2020, the $27.0 million U.S. Treasury Bills we acquired on margin in June 2020 matured and we used the proceeds therefrom to repay the margin loan.

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

Plan of Reorganization

Plan of Reorganization— On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (hereinafter, the “Plan of Reorganization”). We intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with an operating company, which operating company may be a subsidiary or portfolio company of MVC. Our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, and/or financial services sector. While we are presently evaluating various opportunities that could enable us to complete our Plan of Reorganization, we cannot assure you that we will be able to do so within any particular time period or at all, particularly given the economic dislocation caused by the coronavirus pandemic and the restrictions on travel and association that have been imposed throughout most of the world that inhibit our ability to consider and personally examine potential transaction opportunities. Moreover, we cannot assure you that the terms of any such transaction that would embody the transformation of Equus into an operating company would be acceptable to us.

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

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of March 31, 2020, all awards granted under the Incentive Plan have become vested. We recorded compensation expense of $0.08 million for the three months ended June 30, 2020 and 2019, respectively, and $0.08 million and $0.16 million for the six months ended June 30 in connection with these awards.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.

Current Market Conditions

Impact of the Coronavirus Generally. The introduction of the coronavirus has had a substantial detrimental impact on markets and economic forecasts for governments and businesses worldwide, and could have a materially adverse impact upon our operations and that of our portfolio companies, although the extent of the impact cannot be determined at the present time. Beginning in the first quarter of 2020, all U.S. states and many foreign countries implemented significant travel, movement, and assembly restrictions, as well as restrictions on the movement of goods. As of the date of filing of this Quarterly Report on Form 10-Q, many of these restrictions are still in place and it remains uncertain as to how long they will continue. Substantial portions of the U.S. economy, including those in which certain of our portfolio companies operate, have been materially and negatively affected as a result of these restrictions and by the general reduction in commercial and consumer activity.

Impact of the Coronavirus on Our Operations. The highly contagious nature of the coronavirus has caused numerous private and public organizations to substantially alter the way in which they operate. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. In the case of Equus, we have also taken steps to minimize the exposure of our employees and service providers by requiring all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Our day-to-day operations and management of our existing portfolio investments have not, therefore, been materially affected by the coronavirus pandemic. However, government directives on social distancing and shelter-in-place mandates have rendered us unable to travel to attend board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. As a consequence, our ability to source new investment prospects, facilitate dispositions of existing portfolio holdings, or consummate a substantial transaction has been constrained by these limitations. Should these disruptions and restrictions on travel continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector. The substantial recent downturn in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020. The collapse in prices was the result of a price war between the Russian Federation and Saudi Arabia and a massive drop in forecasted demand as a consequence of the coronavirus. Although the price of crude has recovered somewhat to $40.65 as of June 30, 2020 should prices not increase to more sustainable levels, a number of smaller oil and gas firms that have incurred leverage could experience severe economic challenges, including insolvency and bankruptcy. Other firms, such as Equus Energy, could see future capital expenditures to generate additional reserves from existing mineral interests postponed indefinitely, which could have a material adverse effect upon the operations and financial condition of Equus Energy. The substantial decrease in WTI spot prices during the first and second quarters has had a similar effect upon the price at which the operators of the various wells in which Equus Energy holds an interest are able to sell hydrocarbons. This decrease, as well as the shut-in of presently uneconomic wells due to low prices and excess demand has had, and is expected to continue to have, is a material adverse effect on the present and near-term cash flows of Equus Energy. Should present conditions continue, Equus Energy may request that its operators shut-in additional uneconomic wells to conserve cash, may attempt to secure equity or debt financing from one or more institutional sources to provide additional liquidity, may sell certain of its oil and gas holdings to produce additional cash, or may pursue a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to continue as a going concern. The factors discussed above, therefore, raise substantial doubt about Equus Energy’s ability to continue as a going concern within the twelve-month period following the date of issuance of this report on Form 10-Q.

The U.S. Economy. Largely resulting from the economic disruption caused by the coronavirus, the U.S. economy shrank at an annualized rate of 32.9% during the second quarter of 2020, by far the highest GDP decline ever recorded. The decrease in the second quarter also followed a 5.0% annualized decrease during the first quarter of 2020. The downturn in the U.S. economy, which began in March 2020 ended six straight years of positive quarterly growth. The sectors having the most pronounced effect on the retraction were reductions in consumer spending, which contracted the most on record at 34.6%. Other sectors also experiencing substantial declines were healthcare, equipment spending and inventories. The sole categories of growth were in federal spending and personal incomes, both largely as a result of stimulus and transfer payments during the second quarter of 2020. The Conference Board Economic Forecast projects a strong GDP rebound in the third quarter of 2020 to be 20.0% annualized, with an overall contraction of approximately 7.0% for all of 2020. The range of estimates is reflective of three recovery scenarios: (i) a V-shaped recovery, which is increasingly viewed as unlikely, where new coronavirus infections will peak in the second quarter of 2020 and economic activity will increase substantially thereafter, (ii) a broad U-shaped recovery, where movement and assembly restrictions will largely remain in place through the fall of 2020 and where recovery is thus slower and more controlled, or (iii) a W-shaped recovery, where social distancing policies are relaxed and a second major coronavirus outbreak occurs in late 2020 and results in new restrictions being imposed. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Conference Board Leading Economic Index)

Employment and Housing. The U.S. began the first quarter of 2020 with an unemployment rate at 3.5%, a historic low, peaked at 14.7% in April 2020, and finished the first six months of 2020 at 11.1%, which was significantly lower than many estimates of 20.0% or higher for the end of the second quarter of 2020. In keeping with this trend, housing starts decreased 22.3% from February 2020 to March 2020, and another 30.2% from March 2020 to April 2020, each the largest month-on-month declines since 1984. The months of May and June 2020 saw the beginnings of a recovery with increases in housing starts of 4.3% and 17.3%, respectively, although substantially below comparable 2019 figures. While new home construction and sales were down sharply in March through May 2020, sales of existing homes increased almost 21.0% in June 2020, the largest increase since 1968, buoyed in part by historically low mortgage interest rates. (Sources: U.S. Dept. of Commerce, Bureau of Labor Statistics, CNBC).

Merger, Acquisition, and Private Equity Activity. Merger and acquisition activity was robust in 2019, with $3.9 trillion in transactions during the year, and expectations at the end of 2019 were for another strong year of business combinations and divestitures. The onset of the coronavirus pandemic, however, changed all of these assumptions and has put a number of potential and pending transactions on an indefinite pause or has caused parties to abandon business combinations altogether. First quarter 2020 merger and acquisition activity worldwide was already down 25% compared to the same quarter of 2019, with U.S. dealmaking down 50% in the first quarter of 2020 as compared to the first quarter of 2019. The second quarter of 2020 saw global mergers and acquisitions activity drop 52.0% compared with the second quarter of 2019, while U.S. deals dropped 83.0% during the quarter compared to a year earlier. Private equity volume, which often mirrors mergers and acquisition activity, witnessed a decrease of 45.0% during the second quarter as compared with the second quarter of 2019.

The continuation of the coronavirus pandemic is expected to slow the recovery of transaction activity, as the restrictions on movement and meetings has resulted in a lesser number of transactions being effected and a number of pending transactions being delayed or abandoned. As social distancing restrictions become relaxed later in 2020, a number of economists expect to see significantly increased merger and acquisition activity resulting from consolidations within industry sectors negatively affected by the economic dislocation caused by coronavirus. This largely contrasts with the more opportunistic character of most merger and acquisition activity that occurred in the five years preceding the coronavirus pandemic. (Sources: Forbes; Barrons; The Wall Street Journal, PitchBook).

During the six months ended June 30, 2020, our net asset value decreased from $3.40 per share to $3.07 per share, a decrease of 9.7%. As of June 30, 2020, our common stock is trading at a 61.9% discount to our net asset value as compared to 46.5% as of December 31, 2019.

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

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. Further, we are also contemplating the sale of all or a portion of one or more of our portfolio investments before the end of 2020. We believe we have followed valuation techniques in a reasonably consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. In view of our present status as a BDC and our anticipated transformation into an operating company, we believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Results of Operations

Investment Income and Expense

Net investment loss was $0.7 million and $0.8 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $1.6 million and $1.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively, due to an increase in investment income and a modest decline in compensation expense for the period.

Investment income was $0.1 million for the three months ended June 30, 2020 and 2019, respectively and $0.2 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. Total expense was $0.8 million and $0.9 million for each of the three months ended June 30, 2020 and 2019, respectively and $1.8 million and 1.9 million for the six months ended June 30, 2020 and 2019, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2020, we realized a gain of $8.0 thousand from the sale of temporary cash investments.

During the six months ended June 30, 2019, we realized a loss of $2.8 million from the dissolution and liquidation of Equus Media Development Company LLC (“EMDC”).

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the six months ended June 30, 2020, we recorded a net change in unrealized appreciation of $3.0 million, to a net unrealized appreciation of $22.3 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC of $1.4 million due to a decrease in the share price of MVC which was partially offset by the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $2.5 million, principally due to decreases in mineral acreage prices and a substantial decrease in the short- and long-term prices for crude oil, which fell from $61.06 per barrel at December 31, 2019 to $20.48 at March 31, 2020, before recovering moderately to $40.65 at June 30, 2020; and

(iii)	Increase in the fair value of our holdings in PalletOne, Inc. of $1.0 million due to improved operating performance.

During the six months ended June 30, 2019, we recorded a net change in unrealized appreciation of $8.8 million, to a net unrealized appreciation of $25.9 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our shareholding in MVC of $0.7 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $4.0 million due to improved operating performance;

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

Portfolio Securities

During the six months ended June 30, 2020, in connection with our shareholding in MVC, we received dividends in the form of additional MVC shares valued at $0.1 million.

During the six months ended June 30, 2019, in connection with our shareholding in MVC, we received dividends in the form of additional MVC shares valued at $0.2 million.

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

Subsequent Events

We performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 2, the $27.0 million U.S. Treasury Bills we acquired on margin in June 2020 matured and we used the proceeds therefrom to repay the margin loan.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In connection with our efforts to convert Equus into an operating company in furtherance of our Plan of Reorganization, we may be subject to a number of risks associated with this process, the transactions that would embody a Consolidation of Equus with another company, as well as specific risks associated with the commercial enterprise with which Equus may seek to combine itself. We intend to identify, as will be reasonably possible, such risks and include the same in our subsequent filings and reports with the SEC.

Moreover, the economic dislocation precipitated by the coronavirus pandemic is still rapidly evolving. As of the date of filing of this Quarterly Report on Form 10-Q (“10-Q”), we are unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. To the greatest extent possible, we intend to operate our business in the ordinary course, which will likely include a disposition of a portion or all of one or more of our portfolio investments in the next six months. Nevertheless, the ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption. In addition to one or more portfolio dispositions, we may also seek debt or equity financing to increase our liquidity and availability to make future investments or pursue a transformative transaction.

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K (“10-K”) for the year ended December 31, 2019, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K and throughout this 10-Q are not the only ones facing the Fund.

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

Item 6. Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3 (b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Current Report on Form 8-K filed on June 30, 2014.]

10.Material	Contracts.

(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]

(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(e)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

31.Rule	13a-14(a)/15d-14(a) Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

32.Section	1350 Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: August 13, 2020

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

