Form 10-Q
period 2020-09-30
EQUUS TOTAL RETURN, INC.
filed 2020-11-16
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 16, 2020.

2

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	September 30, 2020	December 31, 2019

(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,611 and $7,050 respectively)	$5,500	$8,000
Affiliate investments (cost at $350)	24,000	26,500
Non-affiliate investments - related party (cost at $0 and $6,912, respectively)	—	5,171
Non-affiliate investments (cost at $8,045 and $977, respectively)	5,531	977
Total investments in portfolio securities at fair value	35,031	40,648
Temporary cash investments	27,000	28,991
Cash and cash equivalents	1,632	3,966
Restricted cash	270	290
Accounts receivable from affiliates	—	561
Accrued interest	489	489
Other assets	262	141
Total assets	64,684	75,086
Liabilities and net assets
Accounts payable	217	77
Accounts payable to related parties	36	29
Borrowing under margin account	27,000	28,991
Total liabilities	27,253	29,097

Commitments and contingencies (see Note 2)

Net assets	$37,431	$45,989

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	56,142	56,062
Accumulated earnings deficit	(18,724)	(10,086)
Total net assets	$37,431	$45,989
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.77	$3.40

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$—	$81	$193	$161
Non-affiliate investments	98	—	98	—
Total interest and dividend income	98	81	291	161
Interest from temporary cash investments	—	9	3	35
Other income	6	—	18	—
Total investment income	104	90	312	196

Expenses:
Compensation expense	418	464	1,113	1,243
Professional fees	195	193	803	764
Director fees and expenses	84	79	260	281
General and administrative expenses	113	139	340	358
Mailing, printing and other expenses	8	34	74	129
Taxes	6	5	15	26
Interest expense	3	2	19	8
Total expenses	827	916	2,624	2,809

Net investment loss	(723)	(826)	(2,312)	(2,613)

Net realized (loss) gain:
Affiliate investments	—	—	—	(2,790)
Temporary cash investments	—	10	8	43
Net realized (loss) gain	—	10	8	(2,747)

Net unrealized appreciation of portfolio securities:
End of period	19,025	29,600	19,025	29,600
Beginning of period	25,600	27,600	27,100	10,290
Net change in net unrealized appreciation of portfolio securities	(6,575)	2,000	(8,075)	10,290

Net unrealized depreciation of portfolio securities - related party
End of period	—	(1,892)	—	(1,892)
Beginning of period	(3,260)	(1,719)	(1,741)	(2,251)
Net change in net unrealized depreciation of portfolio securities - related party	3,260	(173)	1,741	359

Net (decrease) increase in net assets resulting from operations	$(4,038)	$1,011	$(8,638)	$5,289

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(0.30)	$0.07	$(0.64)	$0.39
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Undistributed Deficit	Total Net Assets
Balances at January 1, 2020	13,518	$13	$56,062	$(10,086)	$45,989

Share-based incentive compensation	—	—	80	—	80

Net (decrease) increase in net assets resulting from operations
Net investment loss	—	—	—	(926)	(926)
Net realized gain	—	—	—	9	9
Unrealized appreciation of portfolio securities, net	—	—	—	(3,500)	(3,500)
Unrealized depreciation of portfolio securities-related party	—	—	—	(2,757)	(2,757)

Balances at March 31, 2020	13,518	$13	$56,142	$(17,260)	$38,894

Net (decrease) increase in net assets resulting from operations
Net investment loss	—	—	—	(663)	(663)
Net realized loss	—	—	—	(1)	(1)
Unrealized appreciation of portfolio securities, net	—	—	—	2,000	2,000
Unrealized depreciation of portfolio securities-related party	—	—	—	1,238	1,238

Balances at June 30, 2020	13,518	$13	$56,142	$(14,686)	$41,469

Net (decrease) increase in net assets resulting from operations
Net investment loss	—	—	—	(723)	(724)
Unrealized appreciation of portfolio securities, net	—	—	—	(6,575)	(6,576)
Unrealized depreciation of portfolio securities-related party	—	—	—	3,260	3,260

Balances at September 30, 2020	13,518	$13	$56,142	$(18,724)	$37,431

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Reconciliation of net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net (decrease) increase in net assets resulting from operations	$(8,638)	$5,289
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss	(8)	2,747
Net realized gain - related party	—	—
Net change in unrealized appreciation of portfolio securities	8,075	(10,290)
Net change in unrealized depreciation of portfolio - related party	(1,741)	(359)
Share-based incentive compensation	80	240
Purchase of portfolio securities	(561)	—
Dissolution of portfolio securities	—	211
Dividends exchanged for portfolio securities	(156)	—
Changes in operating assets and liabilities:
Purchases of temporary cash investments, net	1,999	32
Accrued interest and dividend receivables	561	(161)
Other assets	(121)	(81)
Accounts payable and accrued liabilities	140	(70)
Accounts payable to related parties	7	(210)
Net cash used in operating activities	(363)	(2,293)
Cash flows from financing activities:
Borrowings under margin account	80,001	80,958
Repayments under margin account	(81,992)	(80,948)
Net cash (used in) provided by financing activities	(1,991)	10
Net decrease in cash and cash equivalents	(2,354)	(2,283)
Cash and cash equivalents and restricted cash at beginning of period	4,256	7,695

Cash and cash equivalents and restricted cash at end of period	$1,902	$5,412
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities	$—	$240

Supplemental disclosure of cash flow information:
Interest paid	$8	$8
Income taxes paid	$15	$26

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Investment income	$0.02	$0.01
Expenses	0.19	0.21

Net investment loss	(0.17)	(0.20)

Net realized loss	—	(0.20)
Net change in unrealized appreciation	(0.60)	0.76
Net change in unrealized depreciation - related party	0.13	0.03
Net (decrease) increase in net assets resulting from operations	(0.64)	0.39
Capital transactions:
Share-based incentive compensation	0.01	0.02
Dilutive effect of shares issued	—	—
Increase in net assets resulting from capital transactions	0.01	0.02
Net (decrease) increase in net assets	(0.63)	0.41
Net assets at beginning of period	3.40	3.22
Net assets at end of period, basic and diluted	$2.77	$3.63
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.82	$1.96
End of period	$1.21	$1.61
Selected information and ratios:
Ratio of expenses to average net assets	6.29%	6.07%
Ratio of net investment loss to average net assets	(5.55%)	(5.65%)
Ratio of net (decrease) increase in net assets resulting from operations to average net assets	(20.71%)	11.43%
Total return on market price (1)	(33.52%)	(17.86%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2020

(Unaudited)

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,611	$5,500
Total Control Investments: Majority-owned (represents 8.9% of total investments at fair value)					$7,611	$5,500
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (17.1%)		$350	$24,000
Total Affiliate Investments (represents 38.7% of total investments at fair value)					$350	$24,000
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	583,058 shares of common stock (1.7%)		$7,068	$4,554
Total Non-Affiliate Investments (represents 8.9% of total investments at fair value)					$8,045	$5,531
Total Investment in Portfolio Securities					$16,006	$35,031
Temporary Cash Investments
U.S. Treasury Bill	Government	September 2020	UST 0% 10/20	27,000	$27,000	$27,000
Total Temporary Cash Investments (represents 43.5% of total investments at fair value)					$27,000	$27,000
Total Investments					$43,006	$62,031

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

SEPTEMBER 30, 2020

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

As a business development company (“BDC”) regulated pursuant to the Investment Company Act of 1940 (“1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2020, we held 87.0% of our assets at fair value in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of September 30, 2020, except for our shares of MVC, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to portfolio companies that comprise 84.2% of the total fair value of the investments in portfolio securities as of September 30, 2020.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Shipping products and services” includes one portfolio company and was 64.1% of our net asset value, 37.1% of our total assets and 68.5% of our investments in portfolio company securities (at fair value) as of September 30, 2020. The value of one segment called “Energy” includes one portfolio company and was 14.7% of our net asset value, 8.5% of our total assets and 15.7% of our investments in portfolio company securities (at fair value) as of September 30, 2020. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2020 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Common stock	$7,418	$28,554	76.3%
Limited liability company investments	7,611	5,500	14.7%
Secured and subordinated debt	977	977	2.6%
Total	$16,006	$35,031	93.6%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2020 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	24,000	64.1%
Energy	5,500	14.7%
Financial services	4,554	12.2%
Business products and services	977	2.6%
Total	$35,031	93.6%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(Unaudited)

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (3):
Equus Energy, LLC Houston, TX	Energy	December 2011	Member interest (100%)		$7,050	$8,000
Total Control Investments: Majority-owned (represents 11.5% of total investments at fair value)					$7,050	$8,000
Affiliate Investments (4):
PalletOne, Inc. Bartow, FL	Shipping products and services	October 2001	350,000 shares of common stock (18.7%)		$350	$26,500
Total Affiliate Investments (represents 38.1% of total investments at fair value)					$350	$26,500
Non-Affiliate Investments - Related Party (less than 5% owned):
MVC Capital, Inc. Purchase, NY	Financial services	May 2014	563,894 shares of common stock (1.7%)		$6,912	$5,171
Total Affiliate Investments - Related Party (represents 7.4% of total investments at fair value)					$6,912	$5,171
Non-Affiliate Investments (less than 5% owned):
5TH Element Tracking, LLC Boston, MA	Business products and services	January 2015	14% promissory note due 5/18 (2)	$977	$977	$977
Total Non-Affiliate Investments (represents 1.4% of total investments at fair value)					$977	$977
Total Investment in Portfolio Securities					$15,289	$40,648
Temporary Cash Investments
U.S. Treasury Bills	Government	December 2018	UST 0% 1/20	$28,991	$28,991	$28,991
Total Temporary Cash Investments (represents 41.6% of total investments at fair value)					$28,991	$28,991
Total Investments					$44,280	$69,639

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

EQUUS TOTAL RETURN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Beginning in the third quarter of 2020, a number of U.S. states began to relax certain restrictions on commercial and social activity, including permitting some primary, secondary, and university students to return to in-person classes.  Largely as a consequence of this type of increased social interaction, the U.S. has thus experienced a resurgence in COVID-19 infections and concomitant deaths that has continued through to the fourth quarter of 2020.  This, in turn, has resulted in the return of enhanced proscriptions on social gatherings, many of which are expected to remain in place until the end of 2020 and possibly beyond.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.

(2)       Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future. We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. Further, we are also contemplating the sale of all or a portion of one or more of our portfolio investments before the end of 2020. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. In view of the foregoing, we believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements from the date of this filing through the next twelve months. See also Note 9 - Subsequent Events.

Cash and Cash Equivalents—As of September 30, 2020, we had cash and cash equivalents of $1.9 million. We had $35.0 million of our net assets of $37.4 million invested in portfolio securities.

As of December 31, 2019, we had cash and cash equivalents of $4.0 million. We had $40.6 million of our net assets of $46.0 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of September 30, 2020, we had $27.3 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC to maintain our pass-through tax treatment. Of this amount, $27.0 million was invested in U.S. Treasury bills and $0.3 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on October 8, 2020 and we subsequently repaid this margin loan, plus interest.

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

As of September 30, 2020, we had no outstanding commitments to our portfolio company investments.

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

As of September 30, 2020, we borrowed $27.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $27.3 million.

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

Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. We are also evaluating potential opportunities that could enable us to effect a change to our business and become an operating company as described in Note 6 – Plan of Reorganization. We believe we have sufficient liquidity to meet our operating requirements for 12 months from the date of this filing.

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

Valuation of Investments—For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals;

2.	With respect to investments with a fair value exceeding $2.5 million that have been held for more than one year, we engage independent valuation firms to assist our investment professionals. These independent valuation firms conduct independent valuations and make their own independent assessments;

3.	Our Management produces a report that summarizes each of our portfolio investments and recommends a fair value of each such investment as of the date of the report;

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three months ended September 30, 2020 and the year ended December 31, 2019.

As of September 30, 2020, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2020
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs Level 3)
Assets
Investments:
Control investments	$5,500	$—	$—	$5,500
Affiliate investments	24,000	—	—	24,000
Non-affiliate investments	5,531	4,554	—	977
Total investments	35,031	4,554	—	30,477
Temporary cash investments	27,000	27,000	—	—
Total investments and temporary cash investments	$62,031	$31,553	$—	$30,477

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2020 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2020	$8,000	$26,500	$977	$35,477
Change in unrealized appreciation	(3,061)	(2,500)	—	(5,561)
Purchases of portfolio securities	561	—	—	561
Fair value as of September 30, 2020	$5,500	$24,000	$977	$30,477

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2020:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Minimum
Secured and subordinated debt	$977	Yield analysis	Discount for lack of marketability	0%	0%

Common stock	24,000	Income/Market approach	EBITDA Multiple	6.6x	7.6x
			Discount for Lack of Marketability	15%	15%
			Discount for Lack of Control	10%	10%
Limited liability company investments		Asset approach Guideline transaction method; Market approach	Acreage Value	900	1,500
	5,500		Recovery Rate; Reserve Adjustment Factors	75%	100%
	$30,477

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $30.5 million and $35.5 million as of September 30, 2020 and December 31, 2019, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities. As of September 30, 2020 and December 31, 2019, one of our portfolio investments, consisting of 583,058 and 563,894 common shares of MVC, respectively, was publicly listed on the NYSE.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of September 30, 2020 and December 31, 2019 are as follows:

	As of September 30, 2020	As of December 31, 2019
Accumulated undistributed net investment losses	$(37,757)	$(35,445)
Unrealized appreciation of portfolio securities, net	19,025	25,359
Accumulated undistributed net capital gains	8	—
Accumulated undistributed deficit	$(18,724)	$(10,086)

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended September 30, 2020, respectively, and we expect no in state income tax for the year ended December 31, 2019.

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

We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services. We paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $0.3 million during each of the nine-month periods ended September 30, 2020 and 2019, respectively.

On July 16, 2020, MVC Capital, Inc. (“MVC”) a holder of 3,228,024 shares of our common stock, sold these shares, in a private transaction to John A. Hardy, our Chief Executive Officer.  The transaction was disclosed by Mr. Hardy pursuant to the requirements of Rule 13-d and Section 16 of the Securities Exchange Act of 1934.  As of the date of the purchase and sale transaction, as neither MVC nor any affiliate thereof was an officer, director or shareholder of Equus, MVC ceased to be considered a related party of Equus.

(5)       Portfolio Securities

During the nine months ended September 30, 2020, in connection with our shareholding in MVC, we received dividends in the form of additional MVC shares valued at $0.2 million, together with $134,585 in cash.

During the nine months ended September 30, 2020, we converted into equity $0.6 million in advances we made to Equus Energy, LLC, our wholly-owned subsidiary.

During the nine months ended September 30, 2020, we recorded a net change in unrealized appreciation of $6.3 million, to a net unrealized appreciation of $19.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC of $0.8 million due to a decrease in the share price of MVC which was partially offset by the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $3.0 million, principally due to decreases in mineral acreage prices and a substantial decrease in the short- and long-term prices for crude oil, which fell from $61.06 per barrel at December 31, 2019 to $20.48 at March 31, 2020, before recovering moderately to $40.22 at September 30, 2020; and

(iii)	Decrease in the fair value of our shareholding in PalletOne, Inc. of $2.5 million due to a less favorable outlook for the Company in 2021 and the remainder of 2020.

During the nine months ended September 30, 2019, in connection with our shareholding in MVC, we received dividends in the form of additional MVC shares valued at $0.2 million.

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

(6)       Plan of Reorganization

Plan of Reorganization—On May 14, 2014, we announced that the Fund intended to effect a reorganization pursuant to Section 2(a)(33) of the 1940 Act (hereinafter, the “Plan of Reorganization”). We intend to finalize the Plan of Reorganization by pursuing a merger or consolidation with an operating company, which operating company may be a subsidiary or portfolio company of MVC. Our current intention is for Equus to (i) terminate its election to be classified as a BDC under the 1940 Act, and (ii) be restructured as a publicly-traded operating company focused on the energy, natural resources, technology, and/or financial services sector. While we are presently evaluating opportunities in various industry sectors, including technology, real estate, natural resources, and financial services, that could enable us to complete our Plan of Reorganization, we cannot assure you that we will be able to do so within any particular time period or at all, particularly given the economic dislocation caused by the coronavirus pandemic and the restrictions on travel and association that have been imposed throughout most of the world that inhibit our ability to consider and personally examine potential transaction opportunities. Moreover, we cannot assure you that the terms of any such transaction that would embody the transformation of Equus into an operating company would be acceptable to us.

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

The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of September 30, 2019, 280,000 shares of restricted stock which were granted pursuant to the Incentive Plan, remained unvested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. We recorded compensation expense of $0.08 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively, in connection with these awards.

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

The Impact of COVID-19 and Other Events—The first quarter of 2020 witnessed unprecedented systemic events that had a material effect on oil prices globally and continued throughout the year. As described above, the economic impact of the coronavirus during the first nine months of 2020 has been substantial and is continuing. By the end of the second quarter of 2020, all U.S. States had imposed various restrictions on travel, movement, and public assembly, and substantial portions of the U.S. economy, particularly the energy industry, were materially and negatively affected as a result. As of September 30, 2020, many of these restrictions remained in place and are not expected to be materially relaxed before the end of 2020. In addition, in March 2020, a dispute between Saudi Arabia and Russia regarding cuts in crude oil production resulted in a 26% drop in the worldwide spot price, which had already declined approximately 30% since December 31, 2019. Although the parties, including other OPEC members, ultimately agreed to production cuts of approximately 10 million BBL/day in April 2020, slumping demand has resulted in even lower spot prices. Overall, WTI prices declined from $61.06 at December 31, 2019 to $20.48 at March 31, 2020 before recovering to $40.65 at June 30, 2020 and stabilizing at $40.22 at September 30, 2020. The volatility in the price of natural gas was comparatively far milder during the first nine months of 2020, decreasing from $2.22 per MMBTU at December 31, 2019 to $1.79 per MMBTU at March 31, 2020, decreasing slightly to $1.76 per MMBTU at June 30, 2020 and then increasing sharply during the third quarter of 2020 to $2.53 at September 30, 2020. While significant changes in spot prices during the first nine months of 2020 have had a similar effect on the price at which the well operators have sold hydrocarbons from the various properties in which Equus Energy holds an interest, the long-term pricing curves for these commodities has also been negatively affected. Although crude oil spot prices increased substantially during the second quarter of 2020 and stabilized thereafter, changes in the long-term pricing curve since the end of 2019 have resulted in a decrease in the fair value of these properties and of Equus Energy during the nine months ended September 30, 2020. During the second quarter of 2020, for example, WTI prices were highly volatile, ranging from a high of $40.65 to a low of $11.21.

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

Revenue and Income—During the three months ended September 30, 2020, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.1 million, ($0.01) million, and ($0.04) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.1 million, ($0.08) million, and ($0.2) million, respectively, for the three months ended September 30, 2019.

Capital Expenditures—During the three months ended September 30, 2020 and September 30, 2019, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant. The operators of the various working interest communicated their intent to wait until 2021 at the earliest, commensurate with an anticipated gradual rise in the price of crude oil, to consider any new drilling or recompletion projects.

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

Below is summarized consolidated financial information for Equus Energy as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 30,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$274	$553
Accounts receivable	67	65
Other current assets	—	34
Total current assets	341	652
Oil and gas properties	8,061	8,031
Less: accumulated depletion, depreciation and amortization	(7,805)	(7,789)
Net oil and gas properties	256	242
Total assets	$597	$894

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$144	$82
Due to affiliate	—	561
Total current liabilities	144	643
Asset retirement obligations	206	201
Total liabilities	350	844

Total member's equity	247	49

Total liabilities and member's equity	$597	$894

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

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating revenue	$98	$120	$337	$481
Operating expenses
Direct operating expenses	86	200	492	593
General and administrative	50	38	187	194
Depletion, depreciation, amortization and accretion	7	84	21	169
Total operating expenses	142	322	700	956
Income tax expense, net
Net loss	$(44)	$(202)	$(363)	$(475)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities:

Net loss	$(320)	$(273)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depletion, depreciation, amortization and accretion	15	85
Changes in operating assets and liabilites:
Accounts receivable	22	15
Prepaid expenses and other current assets	34	—
Accounts payable and other	(15)	39
Net cash used in provided by operating activities	(264)	(134)

Cash flows from investing activities:
Investment in oil & gas properties	(30)	—
Net cash used in investing activities	(30)	—
Net decrease in cash	(294)	(134)
Cash and cash equivalents at beginning of period	553	966
Cash and cash equivalents at end of period	$259	$832
Non-cash operating and financing activities:
Member’s equity contribution	$561	$—

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $7 thousand and $84 thousand for the three months ended September 30, 2020 and 2019, respectively and $21 thousand and $169 thousand for the nine months ended September 30, 2020 and September 30, 2019, respectively .

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2020, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company did not recognize an impairment loss on its oil and gas properties during the nine months ended September 30, 2020 and 2019, respectively.

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

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the three and nine month periods ending September 30, 2020 and 2019.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 8, 2020, the $27.0 million U.S. Treasury Bills we acquired on margin in September 2020 matured and we used the proceeds therefrom to repay the margin loan.

During October and November 2020, up to and including the date of filing of this Quarterly Report, we sold a portion of our shares of MVC for gross cash proceeds of approximately $3.0 million.

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

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of March 31, 2020, all awards granted under the Incentive Plan have become vested. We recorded compensation expense of $0.08 million for the three months ended September 30, 2020 and 2019, respectively, and $0.08 million and $0.24 million for the nine months ended September 30, 2020 and 2019 in connection with these awards.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.

Current Market Conditions

Impact of the Coronavirus Generally. The introduction of the coronavirus has had a substantial detrimental impact on markets and economic forecasts for governments and businesses worldwide, and could have a materially adverse impact upon our operations and that of our portfolio companies, although the extent of the impact cannot be determined at the present time. Beginning in the first quarter of 2020, all U.S. states and many foreign countries implemented significant travel, movement, and assembly restrictions, as well as restrictions on the movement of goods. As of the date of filing of this Quarterly Report on Form 10-Q, many of these restrictions are still in place and it remains uncertain as to how long they will continue, particularly given recent resurgence in infections that arose in various part of the country in September 2020. Substantial portions of the U.S. economy, including those in which certain of our portfolio companies operate, have been materially and negatively affected as a result of these restrictions and by the general reduction in commercial and consumer activity.

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

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector. The substantial recent downturn in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020. The collapse in prices was the result of a price war between the Russian Federation and Saudi Arabia and a massive drop in forecasted demand as a consequence of the coronavirus. Although the price of crude recovered somewhat to $40.65 as of June 30, 2020 and stabilized at $40.22 as of September 30, 2020, should prices not increase to more sustainable levels, a number of oil and gas firms that have incurred leverage could experience severe economic challenges, including insolvency and bankruptcy. Other firms, such as Equus Energy, could see future capital expenditures to generate additional reserves from existing mineral interests postponed indefinitely, which could have a material adverse effect upon the operations and financial condition of Equus Energy. The substantial decrease in WTI spot prices during the first and second quarters has had a similar effect upon the price at which the operators of the various wells in which Equus Energy holds an interest are able to sell hydrocarbons. This decrease, as well as the shut-in of presently uneconomic wells due to low prices and excess capacity has had, and is expected to continue to have, a material adverse effect on the present and near-term cash flows of Equus Energy. Should present conditions continue, Equus Energy may request that its operators shut-in additional uneconomic wells to conserve cash, may attempt to secure equity or debt financing from one or more institutional sources to provide additional liquidity, may sell certain of its oil and gas holdings to produce additional cash, or may pursue a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to continue as a going concern. The factors discussed above, therefore, raise substantial doubt about Equus Energy’s ability to continue as a going concern within the twelve-month period following the date of issuance of this report on Form 10-Q.

The U.S. Economy. Largely resulting from the economic disruption caused by the coronavirus, the U.S. economy was highly volatile, shrinking during the second quarter of 2020 at an annualized rate of 31.4%, by far the highest GDP decline ever recorded, before rebounding at an annualized rate of 33.1%, the largest percentage increase since 1947. Notwithstanding the third quarter increase, The Conference Board Economic Forecast expects U.S. GDP to shrink overall in 2020 by 3.5% compared to 2019. The overall downturn in the U.S. economy, which began in March 2020, ended six straight years of positive quarterly growth. The sectors that contributed most significantly to the GDP increase during the third quarter of 2020 were consumer spending, inventory reductions, and business investment. Given that most of the fiscal stimulus had been appropriated during the second quarter of 2020, the third quarter saw a reduction in federal, state, and local government spending. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Conference Board Leading Economic Index)

Employment and Housing. The U.S. began the first quarter of 2020 with an unemployment rate at 3.5%, a historic low, peaked at 14.7% in April 2020, and finished the first nine months of 2020 at 7.9%, which was significantly lower than many estimates of 10.0% or higher for the end of the third quarter of 2020. In keeping with this trend, housing starts decreased 22.3% from February 2020 to March 2020, and another 30.2% from March 2020 to April 2020, each the largest month-on-month declines since 1984. Beginning in May 2020, however, the U.S. housing market began marking substantial gains that largely continued through to the end of the third quarter of 2020, driven by historically low mortgage rates. The third quarter of 2020 witnessed an increase of 59.3% in residential fixed investment, while housing starts increased 1.9% during September 2020, although new home construction and sales remained below comparable 2019 figures. (Sources: U.S. Dept. of Commerce, Bureau of Labor Statistics, CNBC).

Merger, Acquisition, and Private Equity Activity. Merger and acquisition activity was robust in 2019, with $3.9 trillion in transactions during the year, and expectations at the end of 2019 were for another strong year of business combinations and divestitures. The onset of the coronavirus pandemic, however, changed all of these assumptions and has put a number of potential and pending transactions on an indefinite pause or caused parties to abandon certain business combinations altogether. Although nine-month figures are not available, most analysts expect worldwide merger and acquisition activity to continue to lag substantially behind comparable 2019 figures. Private equity volume, which often mirrors mergers and acquisition activity, also witnessed substantial decreases during the first nine months of 2020 as compared to the same period in 2019.

The continuation of the coronavirus pandemic is expected to slow the recovery of transaction activity, as the restrictions on movement and meetings has resulted in a lesser number of transactions being effected and a number of pending transactions being delayed or abandoned. As social distancing restrictions become relaxed in 2021, a number of economists expect to see significantly increased merger and acquisition activity resulting from consolidations within industry sectors negatively affected by the economic dislocation caused by coronavirus. This largely contrasts with the more opportunistic character of most merger and acquisition activity that occurred in the five years preceding the coronavirus pandemic. (Sources: Forbes; Barrons; The Wall Street Journal, PitchBook).

During the nine months ended September 30, 2020, our net asset value decreased from $3.40 per share to $2.77 per share, a decrease of 18.5%. As of September 30, 2020, our common stock is trading at a 56.3% discount to our net asset value as compared to 46.5% as of December 31, 2019.

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

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. Further, we are also engaging in the process of selling all or a portion of one or more of our portfolio investments before the end of 2020. We believe we have followed valuation techniques in a reasonably consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. In view of our present status as a BDC and our anticipated transformation into an operating company, we believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Results of Operations

Investment Income and Expense

Net investment loss was $0.7 million and $0.8 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $2.3 million and $2.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, due to an increase in investment income and a modest decline in compensation expense for the period.

Investment income was $0.1 million for the three months ended September 30, 2020 and 2019, respectively and $0.3 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. Total expense was $0.8 million and $0.9 million for each of the three months ended September 30, 2020 and 2019, respectively and $2.6 million and 2.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2020, we realized a gain of $8.0 thousand from the sale of temporary cash investments.

During the nine months ended September 30, 2019, we realized a loss of $2.8 million from the dissolution and liquidation of Equus Media Development Company LLC (“EMDC”).

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the nine months ended September 30, 2020, we recorded a net change in unrealized appreciation of $6.3 million, to a net unrealized appreciation of $19.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC of $0.8 million due to a decrease in the share price of MVC which was partially offset by the receipt of dividend payments in the form of additional shares of MVC during the period;

(ii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $3.0 million, principally due to decreases in mineral acreage prices and a substantial decrease in the short- and long-term prices for crude oil, which fell from $61.06 per barrel at December 31, 2019 to $20.48 at March 31, 2020, before recovering moderately to $40.22 at September 30, 2020; and

(iii)	Decrease in the fair value of our shareholding in PalletOne, Inc. of $2.5 million due to a less favorable outlook for the Company in 2021 and the remainder of 2020.

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

Portfolio Securities

During the nine months ended September 30, 2020, in connection with our shareholding in MVC, we received dividends in the form of additional MVC shares valued at $0.2 million, together with $134,585 in cash.

Also during the nine months ended September 30, 2020, we converted into equity $0.6 million in advances we made to Equus Energy, LLC, our wholly-owned subsidiary.

During the nine months ended September 30, 2019, in connection with our shareholding in MVC, we received dividends in the form of additional MVC shares valued at $0.2 million.

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

Subsequent Events

We performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 8, the $27.0 million U.S. Treasury Bills we acquired on margin in September 2020 matured and we used the proceeds therefrom to repay the margin loan.

During October and November 2020, up to and including the date of filing of this Quarterly Report, we sold a portion of our shares of MVC for gross cash proceeds of approximately $3.0 million.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 16, 2020

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

