Form 10-K
period 2020-12-31
EQUUS TOTAL RETURN, INC.
filed 2021-03-31
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $7,402,624 computed on the basis of $1.17 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2020. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding as of March 31, 2021. The net asset value of a share of the Registrant as of December 31, 2020 was $2.50.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2021 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities, including bonds, subordinated debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with a financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies or smaller public companies in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management and board of directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

Our principal office is located at 700 Louisiana St., 48th Floor, Houston, Texas, 77002, and the telephone number is 1-800-856-0901. Our corporate website is located at www.equuscap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on The New York Stock Exchange (“NYSE”) under the ticker symbol “EQS”.

Significant Developments

Impact of COVID-19 Generally. In 2019, SARS-CoV-2, a highly contagious pathogen which causes COVID-19, coronavirus disease, or simply, the ‘coronavirus’, arose in Wuhan Province, China. On January 21, 2020, the Centers for Disease Control reported the first known coronavirus infection in the U.S., and by February 29, 2020, the first U.S. death was reported. By March 11, 2020, the World Health Organization declared the coronavirus a worldwide pandemic, and the President of the United States declared a national emergency two days thereafter. By the second quarter of 2020, all U.S. States had imposed various restrictions on travel, movement, and public assembly, and substantial portions of the U.S. economy, including those in which certain of our portfolio companies operate, were materially and negatively affected as a result. Beginning in September 2020, a number of U.S. states began to relax certain restrictions on commercial and social activity, including permitting some primary, secondary, and university students to return to in-person classes.

Largely as a consequence of this type of increased social interaction, the U.S. experienced a resurgence in COVID-19 infections and concomitant deaths that continued through the end of 2020. In addition, in late 2020, new and more highly contagious strains of the virus appeared in the United Kingdom and South Africa, both of which were transmitted across the globe within a matter of weeks. The resurgence in infections and the introduction of these new strains resulted in the return of enhanced proscriptions on social gatherings, many of which have continued through the remainder of 2020 and into the first quarter of 2021. As of March 8, 2021, the number of U.S. deaths attributable to the coronavirus stood at over 530,000.

Beginning in late 2020, a number of global pharmaceutical companies introduced one and two-dose COVID-19 vaccines to the market. As of March 9, 2021, the U.S. Centers for Disease Control reported that 18.1% of all adults in the U.S. had received at least one of these vaccines. On March 11, 2021, the President of the United States announced that all adults in the U.S. would be eligible to receive one of the vaccines by May 1, 2021. With lowering infection and death rates, certain states have begun again to relax restrictions on social and commercial activity, most notably in Texas, where that state’s governor recently announced the full reopening of all businesses without requiring employees or patrons to wear a protective mask.

The highly contagious nature of the coronavirus has caused numerous private and public organizations to substantially alter the way in which they operate. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We have also taken steps to minimize the exposure of our employees and service providers by requiring all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Our day-to-day operations and management has not, therefore, been materially affected by the coronavirus pandemic. However, government directives on social distancing and shelter-in-place mandates have rendered us unable to travel to attend board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. As a consequence, our ability to source new investment prospects, facilitate dispositions of existing portfolio holdings, or consummate a substantial transaction has been constrained by these limitations. Should these disruptions and restrictions on travel continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

Although our company and our portfolio companies are generally affected by macroeconomic factors such as an overall downturn in the U.S. economy and fluctuations in energy prices, we are presently unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. Moreover, we are unable to predict the effect that the economic dislocation caused by the coronavirus will have on our efforts to complete a transformative transaction as described below. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector. The substantial recent downturn in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020. The collapse in prices was the result of a price war between the Russian Federation and Saudi Arabia and a massive drop in forecasted demand as a consequence of the coronavirus. During 2020, as oil and gas prices slowly recovered, a number of smaller oil and gas firms that incurred leverage experienced severe economic challenges, including insolvency and bankruptcy. The recent recovery in oil and gas prices that continued through the end of 2020 and into the first quarter of 2021 has improved the outlook and prospects for remaining small oil and gas firms such as Equus Energy that hold development rights in low-cost production reservoirs such as those underlying the Permian Basin and the Eagle Ford Shale regions.

Authorization to Withdraw BDC Election. On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than August 31, 2021. This authorization and others which preceded it are a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

Increase in Authorized Shares. Also on January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved the restatement of our Certificate of Incorporation to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000, and the number of our authorized shares of preferred stock from 5,000,000 to 10,000,000. The increase is intended to help facilitate the transformation of Equus into an operating company and provide sufficient authorized shares to evaluate larger business concerns as possible acquisition or merger candidates.

Authorization to Increase Leverage. On November 14, 2019, holders of a majority of the outstanding common stock of the Fund authorized our Board to decrease the Fund’s asset coverage ratio from 200% to 150%, the effect of which is to double the Fund’s borrowing capacity. The authorization stems from the Small Business Credit Availability Act which was signed into law in March 2018 and amends certain sections of the 1940 Act, such as maximum leverage requirements, applicable to BDCs.

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

Investment Objective

To the extent we remain a BDC and do not complete the transformation of Equus into an operating company as described above, our investment objective is to maximize the total return to our stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of small and middle market capitalization companies that are generally not publicly traded at the time of our investment. As a result of our endeavors in the energy sector, we may also seek to purchase or develop working interests, mineral interests, and revenue leasehold interests in oil and gas properties, although we remain open to exploring investment opportunities in a variety of other sectors. Should we continue to grow and develop Equus as a closed-end fund or permanent capital vehicle instead of an operating company, we intend to include investments in progressively larger enterprises.

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

Management Assistance and Substantial Equity. Given the requirements of a BDC under the 1940 Act, we seek to invest in companies that will permit substantial managerial assistance, including representation on the board of directors of the company or its equivalent. With regard to equity investments, we desire to obtain a substantial investment position in portfolio companies. This position may be as a minority shareholder with certain contractual rights and powers, or as a majority shareholder, and should otherwise allow us to have substantive input on the direction and strategies of the portfolio company.

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

Due Diligence. Once a potential investment is identified, we undertake a due diligence review using information provided by the prospective portfolio company and publicly available information. Management may also seek input from consultants, investment bankers and other knowledgeable sources. The due diligence review will typically include, but is not limited to:

•	Review of historical and prospective financial information, including audits and budgets;
•	On-site visits;
•	Interviews with management, employees, customers and vendors of the potential portfolio company;
•	Review of existing loan documents and credit arrangements, if any;
•	Background checks on members of management; and
•	Research relating to the company, its management, industry, markets, products and services and competitors.

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

Disposition of Investments

The method and timing of the disposition of our investments in portfolio companies are critical to our ability to realize capital gains and minimize capital losses. We may dispose of our portfolio securities through a variety of transactions, including recapitalizations, refinancings, management buyouts, repayments from cash flow, acquisitions of portfolio companies by a third party and outright sales of the Fund’s securities in a portfolio company. In addition, under certain circumstances we may distribute our portfolio securities in-kind to our stockholders. In structuring our investments, we endeavor to reach an understanding with the management of the prospective portfolio company as to the appropriate method and timing of the disposition of the investment. In some cases, we seek registration rights for our portfolio securities at the time of investment which typically provide that the portfolio company will bear the cost of registration. To the extent not paid by the portfolio company, the Fund typically bears the costs of disposing of our portfolio investments.

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

We base our adjustments to fair value upon such factors as the portfolio company’s earnings, cash flow and net worth, the market prices for similar securities of comparable companies, an assessment of the company’s current and future financial prospects and various other factors and assumptions. In the case of unsuccessful or substantially declining operations, we may base a portfolio company’s fair value upon the company’s estimated liquidation value. Fair valuations are inherently subjective, and our estimate of fair value may differ materially from amounts actually received upon the disposition of our portfolio securities. Also, any failure by a portfolio company to achieve its business plan or obtain and maintain its financing arrangements could result in increased volatility and result in a significant and rapid change in its value.

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

Properties

Our principal executive offices are located at 700 Louisiana St., 48th Floor, Houston, Texas 77002. Should we remain a BDC and not transform into an operating company or a permanent capital vehicle, we believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. On January 20, 2021, we received this authorization from our shareholders to withdraw our BDC election prior to August 31, 2021. This authorization and others which preceded it were provided as a consequence of our plan to effect a transformation of Equus by: (i) acquiring or merging with an operating company based in the energy, natural resources, technology, or financial services sectors, and (ii) terminating the Fund’s election to be classified as a BDC under the 1940 Act. Notwithstanding the present authorization to withdraw our BDC election, we will require a separate affirmative vote of the holders of a majority of our outstanding voting securities to consummate a transformation of Equus and change the nature of our business (see “Significant Developments−Authorization to Withdraw BDC Election” above).

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

Generally, in order to maintain our status as a RIC, we must (i) continue to qualify as a BDC; (ii) distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, as defined by the Code; (iii) derive in each taxable year at least 90% of our gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities as defined by the Code; and (iv) meet investment diversification requirements. The diversification requirements generally require us, at the end of each quarter of the taxable year, to have (a) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the value of our assets invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

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

Certifications

In May 2020, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, we submitted to the NYSE an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Among the factors that could cause actual results to differ materially are the following: (i) changes in the economic conditions in which we operate, including changes related to the evolving impact of the coronavirus, which might negatively impacting our financial resources; (ii) the substantially greater resources of certain of our competitors than the Fund, potentially reducing the number of suitable investment opportunities offered or reducing the yield necessary to consummate the investment; (iii) the uncertainty regarding the value of our privately held securities that require a good faith estimate of fair value for which a change in estimate could affect the Fund’s net asset value; (iv) the illiquidity of our investments in securities of privately held companies which could affect our ability to realize a gain; (v) the default of one or more of our portfolio companies on their loans or the failure of such companies to provide any returns on our investments which could affect the Fund’s operating results; (vi) our dependence on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession that could impair our portfolio companies and therefore harm our operating results; (iv) our borrowing arrangements, which could impose certain restrictions; (x) changes in interest rates that may affect our cost of capital and net operating income; (xi) our inability to incur additional indebtedness unless the Fund maintains an asset coverage of at least 150%, which may affect returns to our stockholders; (xii) the possible failure of the Fund to continue to qualify for our pass-through treatment as a RIC which could have an effect on stockholder returns; (xiii) the volatility of the price of our common stock; (xiv) general business and economic conditions and other risk factors described in its reports filed from time to time with the SEC; and (xv) risks related to our plan to transform Equus into an operating company or a permanent capital vehicle. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1A. Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks and uncertainties described below are not the only ones facing Equus. You should carefully consider these risks, together with all of the other information included in our annual report on Form 10-K, including our financial statements and the related notes thereto.

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

Risks Related to COVID-19

The coronavirus could have an adverse impact on our operations.

The introduction of the coronavirus in late 2019 has had a substantial detrimental impact on markets and economic forecasts for governments and businesses worldwide, and could have a materially adverse impact upon our operations and that of our present and prospective portfolio companies. In addition, in late 2020, new and more highly contagious strains of the virus appeared in the United Kingdom and South Africa, both of which were transmitted across the globe within a matter of weeks. The resurgence in infections in the fourth quarter of 2020 and the introduction of these new strains resulted in the return of enhanced proscriptions on social gatherings in certain areas of the world, many of which have continued through the remainder of 2020 and into the first quarter of 2021. As of March 8, 2021, the number of U.S. deaths attributable to the coronavirus stood at over 530,000. Notwithstanding the large-scale introduction of vaccines into the market, if new and less inoculatable strains of the coronavirus continue to spread, or if the economic disruption caused thus far by the coronavirus continues, our operations and financial condition, including our access to liquidity, could be materially adversely affected.

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

Our net asset value is based on the value we assign to our portfolio investments. For investments that are not listed on a securities exchange or quotation medium, we determine the value of our investments in securities for which market quotations are not available as of the end of each calendar quarter, unless there is a significant event requiring a change in valuation in the interim. Because of the inherent uncertainty of the valuation of portfolio securities that do not have readily ascertainable market values, our fair value determination may differ materially from the value that would have been used had a ready market existed for the securities. We determine the fair value of investments for which no market quotations are available based upon a methodology that we believe reaches a reasonable estimation of fair value. However, we do not necessarily apply multiple valuation metrics in reaching this determination and, in some cases, we do not obtain any third-party valuations before reaching this determination. Our determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments as well as our assessment of interest income recognition. Our net asset value could be affected materially if our determinations of the fair value of our investments differ significantly from values based on a ready market for these securities.

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

We frequently invest in the equity securities of our portfolio companies. Also, when we make a loan, we sometimes receive warrants to acquire stock issued by the borrower. Ultimately, our goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. At December 31, 2020, Equus Energy, LLC (“Equus Energy”) our sole remaining portfolio company, had an estimated fair value that was, based upon our valuation methodologies, significantly below the initial cost of such investment. For Equus Energy and other investments we may make in the future, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them. Given these factors, there is a risk that we will not realize gains upon the sale of those or other investment interests that we hold.

Our holdings in Equus Energy are subject to commodity price declines endemic to oil and gas companies.

The oil and gas business is fundamentally a commodity-based enterprise. This means that the operations and earnings of Equus Energy may be significantly affected by changes in prices of oil, gas and natural gas liquids. The prices of these products are also dependent upon local, regional and global events or conditions that affect supply and demand for the relevant commodity. In addition, the pricing of these commodities is highly dependent upon technological improvements in energy production and development, energy efficiency, and seasonal weather patterns. Moreover, as a worldwide commodity, the price of oil and natural gas is also influenced by global demand, changes in currency exchange rates, interest rates, and inflation. Equus Energy does not employ any hedging strategies in respect of its oil and gas holdings and is therefore subject to price fluctuations resulting from these and other factors. The operational results and financial condition of Equus Energy, as well as the economic attractiveness of future capital expenditures for new drilling and recompletions, may be materially adversely affected as a result of lower oil and gas prices.

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

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company. In view of the net asset value of the Fund as of December 31, 2020 and the fact that our sole portfolio investment consists of our equity holding in Equus Energy, however, we would expect that any new investments may exceed this percentage for the immediate future. Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

We may make certain loans to portfolio companies that are secured by a junior priority security interest in the same collateral pledged to secure debt owed to lenders with liens senior to ours. Often, the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender's consent. As a condition of permitting the portfolio company to incur junior secured indebtedness, the senior lender will require that we, as junior lender, enter into an intercreditor agreement that, among other things, will establish the senior lender's right to control the disposition of any collateral in the event of an insolvency proceeding or other default situation. In addition, intercreditor agreements generally will expressly subordinate junior liens to senior liens as well as the repayment of junior debt to senior debt.

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

We may make both debt and minority equity investments. Should a portfolio company make business decisions with which we disagree, of the stockholders and management of that company take risks or otherwise act in ways that do not serve our interests, the value of our portfolio holdings could decrease and have an adverse effect on our financial position and results of operations.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We may structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

We expect to have limited public information regarding the companies in which we may invest.

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

Our prospective portfolio companies may be highly leveraged.

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

A substantial portion of the debt incurred by portfolio companies may bear interest at rates that fluctuate in accordance with a stated interest rate index or the prime lending rate. The cash flow of a portfolio company may not be sufficient to meet increases in interest payments on its debt. Accordingly, the profitability of our portfolio companies, as well as the value of our investments in such companies, will depend significantly upon prevailing interest rates. An increase in prevailing interest rates may have an adverse effect on the ability of our portfolio companies to service their floating rate debt and on their profits.

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

Many financial institutions are unwilling to lend against a portfolio of illiquid, private securities. The make-up of our portfolio has made it more difficult for us to borrow at the level and on the terms that we desire. Our borrowings have historically consisted of a revolving line of credit which has since expired, and a margin account used quarterly to enable us to achieve adequate diversification to maintain our pass- through tax status as a RIC. Although we believe the Fund’s liquidity is sufficient for our operating expenses for the next twelve months, we could be wrong. If we are wrong, we would have to obtain capital from other sources to pay Fund expenses, which could involve selling our portfolio holdings at an inopportune time and at a price that may be less than would be received if such holding were sold in a more competitive and orderly manner.

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

We have had net investment losses in the past five years, with a net investment loss of $4.9 million for the year ended December 31, 2020. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, our results of operation, and our financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

We do not currently intend to recommence our managed distribution policy and you might not receive dividends on your shares.

On March 24, 2009, we announced a suspension of our managed distribution policy and payment of quarterly dividends for an indefinite period. As originally implemented, the policy provided for quarterly dividends at an annualized rate equal to 10% of the Fund’s market value per share as at the end of the preceding calendar year. We subsequently undertook certain changes in our Board and Management. These changes have been pursued, in part, with the objective of increasing the number of attractive investment opportunities to us and revising our investment strategy to include more recurrent cash income producing investments, all of which could ultimately result in the resumption of our managed distribution policy at some time in the future. The implementation of these revisions to our investment strategy and the recurrent generation of cash income from our investments, however, cannot be guaranteed and will not occur if we complete the transformation of Equus into an operating company. If we were unable to resume our managed distribution policy and were further unable to profitably sell or otherwise dispose of our portfolio company investments, you might not receive dividends on your shares.

We operate in a highly competitive market for investment opportunities.

We compete with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity-based investment funds, investment entities, foreign investors and individuals and other sources of financing, including traditional financial services companies such as commercial banks. In recent years, the number of investment vehicles seeking small capitalization investments has increased dramatically. Many of our competitors are substantially larger and have considerably greater financial resources than we do, and some may be subject to different and frequently less stringent regulation. As our portfolio size increases, we expect that some of our investments will be larger. We believe that we will face increased competition to participate in these larger transactions. These competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Potential Use of Leverage

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

As noted elsewhere herein, we have been authorized by our stockholders to withdraw our election to be classified as a BDC prior to August 31, 2021. Our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company instead of a BDC and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such transformation and remain a BDC. If we maintain our status as a BDC and do not complete the transformation to become an operating company or a permanent capital vehicle, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. A principal category of qualifying assets relevant to our business is securities purchased in transactions not involving any public offering from issuers that qualify as eligible portfolio companies under the 1940 Act. Investments in companies organized outside of the United States or having a principal place of business outside of the United States are also not considered eligible portfolio companies.

Any failure on our part to maintain the Fund’s status as a BDC could reduce our operating flexibility.

If we do not maintain the Fund’s status as a BDC and we do not complete the transformation of Equus into an operating company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act. This could impose tighter limitations on Equus in terms of the use of leverage and transactions with affiliated entities. Such developments could correspondingly decrease our operating flexibility.

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

We have been authorized by our stockholders to withdraw our election to be classified as a BDC on or prior to August 31, 2021, which also means that, in such case, we will not operate as a RIC. Our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company and the withdrawal of our BDC election and RIC status within this time frame, but we may nevertheless not consummate any such transformative transaction and remain a BDC and continue to seek to qualify as a RIC. In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, for so long as we maintain our status as a BDC, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long- term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. As described above under “Significant Developments – Authorization to Withdraw BDC Election”, our shareholders have recently provided this authorization and may do so again in the future, although we will not withdraw our election as a BDC unless and until we have entered into a definitive agreement to effect the transformation of Equus into an operating company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, any such effects may adversely affect our business and impact our ability to make distributions.

Risks Related to Our Operation as a BDC

Our ability to enter into transactions with our affiliates is restricted.

We have been authorized by our stockholders to withdraw our election to be classified as a BDC prior to August 31, 2021. Our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such transformative transaction and remain a BDC. If we maintain our status as a BDC and do not complete a transformation into an operating company or a permanent capital vehicle, we will continue to be subject to the 1940 Act. As an investment company, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

Risks Related to Our Plan to Transform Equus Into an Operating Company

In our efforts to pursue the transformation of Equus into an operating company, we are exploring and evaluating strategic alternatives for the Fund and we cannot assure you that we will be successful in identifying a strategic alternative, that such strategic alternative will yield additional value for our stockholders or that the process will not have an adverse impact on our business.

In prior years, we announced our plan to effect the restructuring of the Fund as an operating company no longer subject to the 1940 Act, which transaction could take the form of a sale of Equus, a restructuring, a recapitalization, merger, or other business combination, or the conversion of Equus into a permanent capital vehicle. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of a transformative transaction of Equus into an operating company or permanent capital vehicle. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and, although we believe we will consummate a transaction that would result in the transformation of Equus into an operating company during 2021, we may be wrong. Our Board of Directors has not set a timetable for completion of the evaluation of a potential transaction.

We expect to incur substantial costs associated with identifying and evaluating potential strategic alternatives incident to a transformative transaction. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, stockholder approval and the availability of financing to potential buyers or to Equus on reasonable terms. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations. We are also subject to other risks in connection with the uncertainty created by the strategic review process, including stock price volatility and the ability to retain qualified employees. We do not currently intend to disclose further developments with respect to this process, unless and until our Board of Directors approves a specific transaction or otherwise concludes the review of strategic alternatives.

If we are unable to effectively manage the strategic review process, our business, financial condition, liquidity and results of operations could be adversely affected.

If we reorganize as an operating company, we will likely not continue to qualify as a RIC under the Code.

If we were to reorganize as an operating company, we would lose our status as a RIC. If we fail to qualify as a RIC, we will be subject to corporate income tax, which would substantially reduce the amount of income we might otherwise distribute to our shareholders.

If we reorganize as an operating company or a permanent capital vehicle, we will not continue to operate as a BDC.

We have elected to be classified as a BDC under the 1940 Act. However, if we effect a reorganization of the Fund into an operating company or a permanent capital vehicle, we will seek to terminate our BDC classification. On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than August 31, 2021. Nevertheless, if we were to terminate our election to be classified as a BDC and were still determined by the SEC to constitute an “investment company,” we would be subject to significantly greater regulatory requirements and constraints than under those which we presently operate, the result of which could have a material adverse effect on our results and financial condition.

If we reorganize as an operating company or a permanent capital vehicle, we may not be able to utilize our capital losses.

As noted above, we may reorganize Equus as an operating company or a permanent capital vehicle. If we reorganize as an operating company or a permanent capital vehicle, we may lose our ability to offset future income against our cumulative capital losses. If we reorganized as an operating company or a permanent capital vehicle and were unable to offset future income against these capital losses, the result could have a material adverse effect on our future operating results and our financial condition.

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

If we withdraw the Fund’s election to be treated as a BDC, Equus will no longer be subject to regulation under the 1940 Act, which is designed to protect the interests of investors in investment companies. Specifically, our stockholders would no longer have the following protections of the 1940 Act:

•	Leverage Limits. We would no longer be subject to the requirement in Section 61 of the 1940 Act that we maintain a ratio of assets to senior securities (such as senior debt or preferred stock) of at least 150% and we would not be limited by statute or regulation to the amount of leverage we could incur.

•	Range of Investments. We would no longer be prohibited from investing in certain types of companies, such as brokerage firms, insurance, companies, and investment companies.

•	Changes in Financial Reporting. While the conversion of Equus into an operating company will enable us to consolidate the financial results of entities we control, a change in our method of accounting could also reduce the reported value of our investments in controlled privately-held companies by eliminating our ability to report an increase in the fair value of these holdings.

•	Protection of Directors and Officers. We would no longer be prohibited from protecting any director or officer against any liability to the Fund or our stockholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person’s office, although there are similar limitations under Delaware law, our Certificate of Incorporation, and our Bylaws that would still apply.

•	Fidelity Bond. We would no longer be required to provide and maintain an investment company blanket bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.

•	Director Independence. We would no longer be required to ensure that a majority of our directors are persons who are not “interested persons,” as that term is defined in the 1940 Act, and certain persons, such as investment bankers, that would be prevented from serving on our Board if we were a BDC. However, assuming we can comply with the NYSE’s listing standards for operating companies, we will remain subject to NYSE listing standards that require the majority of directors of a listed company and all members of its compensation, audit and nominating committees to be “independent” as defined under NYSE rules.

•	Affiliate Transactions. We would no longer be subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates, although we would still be subject to conflict of interest rules and governance procedures that exist under Delaware law and NYSE rules.

•	Share Issuances. We would no longer be subject to provisions of the 1940 Act restricting our ability to issue shares below NAV or in exchange for services, nor would we be restricted in issuing more than one class of equity securities or instruments that could be converted into other classes of equity securities.

•	Share Repurchases. We would no longer be restricted under the 1940 Act in our ability to repurchase shares from our stockholders, and would instead be subject only to NYSE rules and Delaware corporate law requirements for such repurchases.

•	Change of Business. We would be able to change the nature of our business and fundamental investment policies without having to obtain the approval of our stockholders.

•	Director and Officer Incentives. We would no longer require exemptive relief from the SEC before implementing incentive compensation plans for our key executives and non-executive directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties. Our principal executive offices are located at 700 Louisiana St. 48th Floor, Houston, Texas 77002. Should we remain a BDC and not consummate the transformation of Equus into an operating company, we believe that these leased office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

From time to time, the Fund is a party to certain proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of any potential legal proceedings cannot at this time be predicted with certainty, we do not expect that any such proceedings will have a material effect upon the Fund’s financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “EQS”. We had approximately 1,300 stockholders as of December 31, 2020, 665 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2020, our net asset value per share was $2.50.

The following table reflects the high and low closing sales prices per share of our common stock on the NYSE, and net asset value (“NAV”) per share for each of the three years ended December 31, 2020, by quarter:

	2020				2019				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$1.79	$1.28	$1.51	$2.30	$1.98	$1.86	$1.76	$1.83	$2.45	$2.42	$2.35	$2.20
Low	0.95	0.95	1.14	1.10	1.79	1.60	1.55	1.50	2.34	2.34	1.95	1.89
NAV	2.88	3.07	2.77	2.50	3.44	3.55	3.63	3.60	3.20	3.26	3.45	3.22

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

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Equus is a BDC that provides financing solutions for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income. Consistent with our announced intention to transform Equus into an operating company or a permanent capital vehicle, on January 20, 2021, our shareholders authorized our Board to withdraw our BDC election at any time before August 31, 2021. Nevertheless, we will not withdraw this election unless and until we have entered into a definitive agreement to convert Equus into an operating company or a permanent capital vehicle. Further, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. See Significant Developments – Authorization to Withdraw BDC Election above.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of the Fund’s total assets in “qualifying assets,” including securities of private U.S. companies, certain public U.S. companies with a total market capitalization not in excess of $250 million, cash, cash equivalents, U.S. government securities and short-term high-quality debt investments. Equus is a RIC under Subchapter M of the Code. To qualify as a RIC, we must meet certain source of income and asset diversification requirements. If we comply with the provisions of Subchapter M, the Fund generally does not have to pay corporate-level income taxes on any income that is distributed to our stockholders.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2020, 2019 and 2018, we did not incur any non-recurring expenses.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2020, we had invested 11.9% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 100% in membership interests in limited liability companies.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2020, we had no outstanding commitments to our portfolio company investments.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions, including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 2:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2020 and 2019, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. So long as we remain a BDC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake, and we have not previously undertaken, any such share repurchases, nor do we further anticipate taking any such action in 2021.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $0.08 million, $0.3 million and $0.4 million respectively, for the years ended December 31, 2020, 2019, and 2018.

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

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $7.0 million and $37.0 million as of December 31, 2020 and 2019, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2019, one of our portfolio investments, MVC Capital, Inc., was publicly listed on the NYSE with 563,894 common shares. In the fourth quarter of 2020, we disposed of these shares, together with additional shares of MVC that were received as dividends during the first three quarters of that year.

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

Current Market Conditions

U.S. GDP increased at an annualized rate of 4.1% in the fourth quarter of 2020, following a record 33.4% annualized increase during the third quarter of 2020. However, largely as a result of the economic dislocation caused by COVID-19 and substantial contractions in the U.S. economy during the first half of 2020, the U.S. economy shrank overall by 3.5% during the year, the most since 1946. With the rollout of additional federal stimulus programs and the introduction of a variety of vaccines to combat the virus, most economists predict continued growth for 2021, with the Conference Board projecting an annualized increase of 2.0% during the first quarter of 2021 and an overall projected increase of 4.4% for the entire year. The Congressional Budget Office predicts that GDP will return to pre-pandemic levels by mid-2021. (Sources: The Conference Board, The Wall Street Journal; Bureau of Economic Analysis).

As of February 2021, the U.S. unemployment rate stood at 6.2%, well above levels experienced prior to the onset of COVID-19, but substantially below the high of 14.5% in April 2020. Most of the recent employment gains were due to gains in the leisure and hospitality industry, with smaller gains in temporary help services, health care and social assistance, retail trade, and manufacturing. Employment declined in state and local government, education, and mining. Construction employment, which had increased sharply overall in 2020, also declined in the first two months of 2021. (Source: Bureau of Labor Statistics).

Merger and acquisition activity in 2020 totaled $3.6 trillion, a decrease of 7.7% from 2019. After slowing substantially in the first half of 2020, largely as a result of economic uncertainty stemming from COVID-19, companies experienced record M&A activity in the second half of the year, amounting to $2.3 trillion in business combinations as compared to $1.3 trillion in the first six months of 2020, the lowest half-year performance in almost ten years. The character of M&A transactions changed during the year as well, as a number of business combinations were pursued for reasons of survival in the first half of the year, but were consummated for more strategic purposes in the second half of the year, with digital and technology firms comprising the bulk of these latter transactions. A combination of low interest rates and high equity values contributed to this trend, which is expected to continue into 2021. (Sources: Bloomberg, Financial Times).

Private equity firms, special purpose acquisition companies (SPACs) and operating companies accumulated more than $7.6 trillion in cash during 2020 in anticipation of economic fallout from COVID-19. Due to such accumulation, companies were more likely to use their own securities rather than cash as currency in M&A transactions than in prior years. Of particular note is the increased use of SPACs as acquisition vehicles during 2020, which activity has intensified in 2021. Private equity firms invested more in underperforming companies than during the 2008-09 market downturn, principally as a result of low capital costs and the anticipated short-term effect of the negative economic fallout from the coronavirus. Private debt and equity funds continued to increase in size, with U.S. debt funds now averaging more than $1.0 billion. Private equity firms deployed $708.4 billion across 5,309 transactions in 2020, down 7.3% and 3.4%, respectively, from 2019, the first time since 2009 that the amount deployed and number of transactions decreased in the same year. Even though private equity funds only raised an additional $203 billion in 2020 (a 36.6% decrease from 2019), that amount, when combined with undeployed capital of previous years, has continued to put upward pressure on asset prices and constrained expected investment yields. (Sources: Pitchbook, Forbes).

During 2020, our net asset value decreased from $3.40 per share as of December 31, 2019 to $2.50 per share as of December 31, 2020. As of December 31, 2020, our common stock was trading at a 36.0% discount to our net asset value as compared to 46.5% as of December 31, 2019.

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

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months. If we effect a Consolidation of the Fund as described under “Significant Developments – Authorization to Withdraw BDC Election” above, we may utilize some or a substantial portion of our current liquidity in connection with a contemplated transaction as payment of the purchase price and to pay associated legal, due diligence, accounting, and other fees. Further, we may borrow funds from financial institutions or other providers of debt capital to provide and pay for a part of the consideration and expenses necessary to effect a conversion of Equus into an operating company.

Year Ended December 31, 2020

As of December 31, 2020, we had total assets of $58.3 million, of which $7.0 million were invested in portfolio investments and $23.6 million were invested in cash and cash equivalents.

As of December 31, 2020, we also had $24.2 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $24.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 5, 2021 and we subsequently repaid this margin loan. The margin interest was paid on February 3, 2021.

Operating Activities. We provided $24.6 million in cash for operating activities in 2020. In 2020, we made a non-cash equity conversion of $0.6 million and a $0.3 million investment in the form of a cash advance in a portfolio company. We paid fees to our professional advisers, directors, banks and others of $5.2 million, while realizing net capital gains of $18.5 million from the disposition of three portfolio companies.

Financing Activities. We used $5.0 million in cash from financing activities for 2020. We did not declare any dividends in 2020.

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

Results of Operations Investment Income and Expense

Year Ended December 31, 2020 as compared to Year Ended December 31, 2019

Total income from portfolio securities was comparable from 2019 to 2020, and were $0.3 million respectively.

Compensation expense in 2019 was $1.7 million. Compensation expense in 2020 totaled $3.1 million, an increase of $1.4 million. This amount included bonus accruals of $990,000, which amount will be paid out over the next three fiscal years.  The difference in compensation expense from 2019 to 2020 was a result of bonuses earned in connection with dispositions of certain of the Fund’s portfolio investments in 2020.

Professional fees increased to $1.1 million in 2020 from $1.0 million in 2019, primarily due to an increase in consulting and legal fees.

General and administrative expenses were comparable from 2019 to 2020, and were $0.2 million respectively.

As a result of the factors described above, net investment loss after expenses was $4.9 million for 2020 as compared to a net investment loss of $3.4 million in 2019.

Year Ended December 31, 2019 as compared to Year Ended December 31, 2018

Total income from portfolio securities decreased $0.1 million in 2019 due to the decrease in interest-bearing investments.

Compensation expense was comparable from 2018 to 2019, and was $1.7 million in each year. Professional fees decreased to $1.0 million in 2019 from $1.3 million in 2018, primarily due to a decline in consulting and legal fees. General and administrative expenses were comparable from 2018 to 2019, and were $0.5 million and $0.4 million, respectively.

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

General and administrative expenses were comparable from 2017 to 2018, and were $0.4 million and $0.4 million, respectively.

As a result of the factors described above, net investment loss after expenses was $3.6 million for 2018 as compared to a net investment loss of $4.0 million in 2017.

Summary of Portfolio Investment Activity

Year Ended December 31, 2020

During 2020, we received 36,757 shares of MVC in the form of stock dividend payments.

During 2020, we made a $0.6 million non-cash follow-on investment in Equus Energy, LLC.

The following table includes summarizes investment activity during the year ended December 31, 2020 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Non-cash	PIK	Total
MVC Capital, Inc.	$—	$—	$—	$156	$156
Equus Energy, LLC	—	—	561	—	561

	$—	$—	$561	$156	$717

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

Year Ended December 31, 2020

During 2020, we liquidated our investment in 5th Element Tracking, LLC, receiving $1.2 million in cash, realizing a capital loss of $0.3 million. We sold our shares in MVC Capital, Inc. for approximately $4.5 million in cash, realizing a capital loss of $2.5 million. We also sold our interest in PalletOne, Inc., receiving $18.2 million in cash, $3.4 million in a combination of escrowed and contingent payments, realizing a capital gain of $21.3 million. We also realized capital gains of $8.0 thousand as a result of disposition of temporary cash investments.

Year Ended December 31, 2019

During 2019, we dissolved Equus Media Development Company, LLC (“EMDC”), a wholly-owned subsidiary of the Fund and transferred EMDC’s assets, consisting of approximately $211,000 in cash and various creative entertainment properties, to the Fund. We also realized capital gains of $53.0 thousand as a result of disposition of temporary cash investments.

Year Ended December 31, 2018

During 2018, we realized capital gains of $9.0 thousand as a result of disposition of temporary cash investments.

Changes in Unrealized Appreciation of Portfolio Securities

Year Ended December 31, 2020

During 2020, we recorded a decrease of $26.5 million in net unrealized appreciation, from $25.4 million at December 31, 2019 to a net unrealized depreciation of $0.6 million at December 31, 2020. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Transfer of unrealized depreciation to realized loss of our holdings in MVC of $2.5 million in connection with the sale of our shares of MVC;

(ii)	Transfer of unrealized appreciation to realized gain of our holdings in PalletOne, Inc. of $21.3 million in connection with the sale of our common shares of PalletOne, Inc.;

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.6 million, principally due to decreases in gas prices and decreases in the short- and long-term forward pricing curve for oil.

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

(iv)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.0 million, principally due to decreases in gas prices and decreases in the short- and long-term forward pricing curve for oil.

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

Portfolio Securities

As of December 31, 2020, we had active investments in the following portfolio company:

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil& gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently represented by 141 producing and non-producing oil and gas wells, including associated development rights of approximately 21,520 acres situated on 11 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Apache, Chesapeake, and Chevron, which has operating responsibility for leasehold interests in the Conger Field, representing approximately one-third of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil and gas firm. Following sharp price decreases of oil and gas in the first and second quarters of 2020, short and long-term prices of oil began to recover in the second half of the year. As a result, the fair value of this holding decreased to $7.0 million at December 31, 2020 from $8.0 million at December 31, 2019. See also Significant Developments – Impact of the Coronavirus – Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector above.

Off Balance Sheet Arrangements

We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2020 is on a month-to-month basis. Rent expense, inclusive of common area maintenance costs, was $104,000 for the year ended December 31, 2020.

Contractual Obligations

As of December 31, 2020, we had no outstanding commitments to our portfolio company investments.

Dividends

We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 5, 2021, our holding in $24.0 million in U. S. Treasury Bills matured and we repaid our year-end margin loan.

On January 20, 2021, our shareholders approved a restatement of our Certificate of Incorporation providing for an increase in the number of our authorized shares of common and preferred stock from 50,000,000 to 100,000,000 and from 5,000,000 to 10,000,000, respectively.

On March 31, 2021, we received approximately $2.5 million in cash as partial payment of the estimated escrow receivable associated with the sale of our interest in PalletOne in the fourth quarter of 2020.

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

A major portion of our investment portfolio consists of equity investments in private companies. Modest changes in public market equity prices generally do not significantly impact the estimated fair value of these investments. However, significant changes in market equity prices can have a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. A small portion of the investment portfolio may also consist of common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 20.7% of our net asset value, 11.9% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2020. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Equus Total Return, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equus Total Return, Inc. (the “Fund”), including the schedule of investments, as of December 31, 2020 and 2019, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the selected per share data and ratios for each of the five years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Table of Contents in Item 15(a)(1) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, and the selected per share data and ratios for each of the five years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor w ere we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments

As described in Note 3 to the financial statements, the Fund's investment at fair value was $7.0 million at December 31, 2020. The investment was valued in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”).  The Fund’s investment portfolio is comprised of a privately-held equity instrument, which has been determined to be a Level 3 investment. In accordance with ASC 820, Level 3 investments utilize inputs that are unobservable and significant to the entire fair value measurement. Management may engage independent, third-party valuation firms to conduct independent appraisals and review management’s preliminary valuations of each privately-held investment in order to make their own independent assessment.

We identified the valuation of investments as a critical audit matter. The principal considerations for our determination are: (i) the illiquid investment types in which the Fund invests, primarily consisting of privately-held investments, (ii) the use of various complex models to value these investments such as the market valuation or the income approach, including third-party projected oil & gas reserves, and (iii) the use of significant unobservable inputs and assumptions in the valuation models which include projected reserves, discount rates, acreage values, and market yields. Auditing these complex models and management’s assumptions involved especially challenging auditor judgment and specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the reasonableness of management’s fair value estimates of privately-held investments by testing the accuracy and relevance of significant underlying data and recalculating the fair value estimates for accuracy. Significant underlying data included audited financial statements and third-party engineering reports from portfolio companies containing revenue and oil and gas reserve estimates, respectively. Testing of significant underlying data included: (i) retrospective reviews of forecasted financial information, (ii) agreement of financial information to underlying accounting records and/or audited financial results, and (iii) utilizing personnel with specialized knowledge and skill in testing the reasonableness of the third-party engineer’s oil & gas reserve estimates.

•	Testing the reasonableness of fair values determined by management against recent or subsequent transactions, where applicable.

•	Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating: (i) the appropriateness of the valuation models, such as the market valuation or the income approach, and (ii) whether assumptions used, including discount rates, capitalization rates, projected loss rates and market yields for the different types of investments, were reasonable.

/s/ BDO USA, LLP

We have served as the Fund's auditor since 2014.

Houston, Texas

March 31, 2021

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019

(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,611 and $7,050, respectively)	$7,000	$8,000
Affiliate investments (cost at $- and $350, respectively)	—	26,500
Non-affiliate investments - related party (cost at $- and $6,912, respectively)	—	5,171
Non-affiliate investments (cost at $- and $977, respectively)	—	977
Total investments in portfolio securities at fair value	7,000	40,648
Temporary cash investments	24,000	28,991
Cash and cash equivalents	23,639	3,966
Restricted cash	240	290
Accounts receivable from affiliates	350	561
Accrued interest	—	489
Escrow receivable	3,413	—
Other assets	181	141
Total assets	58,823	75,086
Liabilities and net assets
Accounts payable	54	77
Accrued compensation	990	—
Accounts payable to related parties	2	29
Borrowing under margin account	24,000	28,991
Total liabilities	25,046	29,097

Commitments and contingencies (see Note 6)

Net assets	$33,777	$45,989

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	56,142	56,062
Accumulated earnings deficit	(22,378)	(10,086)
Total net assets	$33,777	$45,989
Shares of common stock issued and outstanding, $.001 par value, 50,000 shares authorized	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 5,000 shares authorized	—	—
Net asset value per share	$2.50	$3.40

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$291	$255	$381
Non-affiliate investments	—	—	69
Total interest and dividend income	291	255	450
Interest from temporary cash investments	3	42	30
Other income - director fees	24	54	—
Total investment income	318	351	480

Expenses:
Compensation expense	3,155	1,706	1,731
Professional fees	1,107	974	1,254
Director fees and expenses	335	378	441
Professional liability expenses	283	222	181
General and administrative expenses	168	252	274
Mailing, printing and other expenses	86	162	129
Taxes	22	37	21
Interest expense	27	11	4
Total expenses	5,183	3,742	4,035

Net investment loss	(4,865)	(3,391)	(3,555)

Net realized gain (loss):
Control investments	—	(2,789)	—
Affiliate investments	21,287	—	—
Non-affiliate investments - related party	(2,486)	—	—
Non-affiliate investments	(266)	—	—
Temporary cash investments	8	53	9
Net realized (loss) gain	18,543	(2,736)	9

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	(1,561)	1,790	1,000
Affiliate investments	(26,150)	6,000	3,812
Non-affiliate investments - related party	1,741	510	(1,215)
Net change in net unrealized appreciation (depreciation) of portfolio securities	(25,970)	8,300	(3,597)

Net (decrease) increase in net assets resulting from operations	$(12,292)	$2,173	$51

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(0.91)	$0.16	$0.00
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings Deficit	Total Net Assets
Balances at January 1, 2018	13,518	$13	$55,304	$(12,310)	$43,007

Share-based incentive compensation	—	—	437	—	437

Net (decrease) increase in net assets resulting from operations
Undistributed net investment losses	—	—	—	(3,555)	(3,555)
Undistributed net capital losses	—	—	—	9	9
Unrealized appreciation of portfolio securities, net	—	—	—	4,812	4,812
Unrealized depreciation of portfolio securities-related party	—	—	—	(1,215)	(1,215)

Balances at December 31, 2018	13,518	13	55,741	(12,259)	43,495

Share-based incentive compensation	—	—	321	—	321

Net (decrease) increase in net assets resulting from operations
Undistributed net investment losses	—	—	—	(3,391)	(3,391)
Undistributed net capital losses	—	—	—	(2,736)	(2,736)
Unrealized appreciation of portfolio securities, net	—	—	—	7,790	7,790
Unrealized appreciation of portfolio securities-related party	—	—	—	510	510

Balances at December 31, 2019	13,518	13	56,062	(10,086)	45,989

Share-based incentive compensation	—	—	80	—	80

Net (decrease) increase in net assets resulting from operations
Undistributed net investment losses	—	—	—	(4,865)	(4,865)
Undistributed net capital gains	—	—	—	18,543	18,543
Unrealized depreciation of portfolio securities, net	—	—	—	(27,711)	(27,711)
Unrealized appreciation of portfolio securities-related party	—	—	—	1,741	1,741

Balances at December 31, 2020	13,518	$13	$56,142	$(22,378)	$33,777

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$(12,292)	$2,173	$51
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss
Control investments	—	2,789	—
Affiliate investments	(21,287)	—	—
Non-affiliate investments -related party	2,486	—	—
Non-affiliate investments	266	—	—
Temporary cash investments	(8)	(53)	(9)
Net change in unrealized appreciation of portfolio securities
Control investments	1,561	(1,790)	(1,000)
Affiliate investments	26,150	(6,000)	(3,812)
Non-affiliate investments -related party	(1,741)	(510)	1,215
Share-based incentive compensation	80	321	437
Non-cash conversion of accounts receivable from affiliates to portfolio investment	(561)	—	—
Dissolution of portfolio securities	—	211	—
Dividends exchanged for portfolio securities	(156)	—	—
Changes in operating assets and liabilities:
Net proceeds from dispositions of portfolio securities	26,791	—	—
Proceeds from (purchases of) temporary cash investments, net	4,997	(1,956)	(8,974)
Accounts receivable from affiliates	350	—	25
Accrued interest and dividend receivable	489	(255)	(451)
Accrued esrow receivable	(3,413)	—	—
Other assets	(40)	(20)	(11)
Accounts payable and accrued liabilities	(23)	(119)	74
Accounts payable to related parties	963	(240)	192
Net cash provided by (used in) operating activities	24,614	(5,449)	(12,263)
Cash flows from financing activities:
Borrowings under margin account	104,001	109,949	74,966
Repayments under margin account	(108,992)	(107,939)	(65,983)
Net cash provided by (used in) financing activities	(4,991)	2,010	8,983
Net decrease in cash and cash equivalents	19,623	(3,439)	(3,280)
Cash and cash equivalents and restricted cash at beginning of period	4,256	7,695	10,975

Cash and cash equivalents and restricted cash at end of period	$23,879	$4,256	$7,695
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities - related party	$489	$334	$303
Supplemental disclosure of cash flow information:
Interest paid	$14	$19	$3
Income taxes paid	$12	$25	$21

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2020	2019	2018	2017	2016

Investment income	$0.02	$0.03	$0.04	$0.04	$0.04
Expenses	0.38	0.28	0.31	0.34	0.22

Net investment loss	(0.36)	(0.25)	(0.27)	(0.30)	(0.19)

Net realized gain (loss)	1.37	(0.20)	—	—	—
Net change in unrealized appreciation of portfolio securities	(2.05)	0.58	0.36	0.17	0.58
Net change in unrealized depreciation of portfolio securities - related party	0.13	0.03	(0.09)	0.07	0.04
Net increase (decrease) in net assets resulting from operations	(0.91)	0.16	—	(0.06)	0.43
Capital transactions:
Shares issued for portfolio securities	0.01	0.02	0.04	0.08	—
Dilutive effect of shares issued	—	—	—	(0.21)	—
Decrease in net assets resulting from capital transactions	0.01	0.02	0.04	(0.13)	—
Net increase (decrease) in net assets	(0.90)	0.18	0.04	(0.19)	0.43
Net assets at beginning of period	3.40	3.22	3.18	3.37	2.94
Net assets at end of period, basic and diluted	$2.50	$3.40	$3.22	$3.18	$3.37
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518	13,518	13,345	12,674
Market price per share:
Beginning of period	$1.82	$1.96	$2.40	$2.01	$1.79
End of period	$2.16	$1.82	$1.96	$2.40	$2.01
Selected information and ratios:
Ratio of expenses to average net assets	13.00%	8.36%	9.33%	6.52%	7.99%
Ratio of net investment loss to average net assets	(12.20%)	(7.58%)	(8.22%)	(5.48%)	(6.12%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(30.82%)	4.86%	0.12%	2.58%	13.57%
Total return on market price (1)	18.68%	(7.14%)	(18.33%)	19.40%	12.29%

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)
Control Investments: Majority-owned (2):
Equus Energy, LLC(3) Houston, TX	Energy	December 2011	Member interest (100%)		$7,611	$7,000

Total Control Investments: Majority-owned (represents 22.6% of total investments at fair value)					$7,611	$7,000
Total Investment in Portfolio Securities					$7,611	$7,000
Temporary Cash Investments
U.S. Treasury Bill	Government	September 2020	UST 0% 1/21	$24,000	$24,000	$24,000
Total Temporary Cash Investments (represents 77.4% of total investments at fair value)					$24,000	$24,000
Total Investments					$31,611	$31,000

(1) See Note 3 to the financial statements, Valuation of Investments.

(2) Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.

(3) Level 3 Portfolio Investment.

The accompanying notes are an integral part of these financial statements.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2020

(in thousands, except share data)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2020, we had invested 11.9% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2020, our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to a portfolio company that comprises 100% of the total value of the investments in portfolio securities as of December 31, 2020.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 20.7% of our net asset value, 11.9% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2020. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2020 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	7,611	7,000	20.7%

Total	$7,611	$7,000	20.7%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2020 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	7,000	20.7%
Total	$7,000	20.7%

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

(5) Level 3 Portfolio Investment.

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

Our investments in portfolio securities consist of the following types of securities as of December 31, 2019 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Common stock	$7,262	$31,671	68.9%
Limited liability company investments	7,050	8,000	17.4%
Secured and subordinated debt	977	977	2.1%

Total	$15,289	$40,648	88.4%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2019 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Shipping products and services	26,500	57.6%
Energy	8,000	17.4%
Financial services	5,171	11.2%
Business products and services	977	2.1%
Total	$40,648	88.4%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(1)  ORGANIZATION AND BUSINESS PURPOSE

About the Company—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the NYSE under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc.

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

We elected to be treated as a BDC under the 1940 Act, although our shareholders have authorized us to withdraw this election on or before August 31, 2021 (see “Significant Developments – Authorization to Withdraw BDC Election” above). We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Impact of COVID-19—In 2019, SARS-CoV-2, a highly contagious pathogen which causes COVID-19, coronavirus disease, or simply, the ‘coronavirus’, arose in Wuhan Province, China. On January 21, 2020, the Centers for Disease Control reported the first known coronavirus infection in the U.S., and by February 29, 2020, the first U.S. death was reported. By March 11, 2020, the World Health Organization declared the coronavirus a worldwide pandemic, and the President of the United States declared a national emergency two days thereafter. By the second quarter of 2020, all U.S. States had imposed various restrictions on travel, movement, and public assembly, and substantial portions of the U.S. economy, including those in which certain of our portfolio companies operate, were materially and negatively affected as a result. Beginning in September 2020, a number of U.S. states began to relax certain restrictions on commercial and social activity, including permitting some primary, secondary, and university students to return to in-person classes.

Largely as a consequence of this type of increased social interaction, the U.S. experienced a resurgence in COVID-19 infections and concomitant deaths that continued through the end of 2020. In addition, in late 2020, new and more highly contagious strains of the virus appeared in the United Kingdom and South Africa, both of which were transmitted across the globe within a matter of weeks. The resurgence in infections and the introduction of these new strains resulted in the return of enhanced proscriptions on social gatherings, many of which have continued through the remainder of 2020 and into the first quarter of 2021.

As of March 8, 2021, the number of U.S. deaths attributable to the coronavirus stood at over 530,000. Beginning in late 2020, a number of global pharmaceutical companies introduced one and two-dose COVID-19 vaccines to the market. As of March 9, 2021, the U.S. Centers for Disease Control reported that 18.1% of all adults in the U.S. had received at least one of these vaccines. On March 11, 2021, the President of the United States announced that all adults in the U.S. would be eligible to receive one of the vaccines by May 1, 2021. With lowering infection and death rates, certain states have begun again to relax restrictions on social and commercial activity, most notably in Texas, where that state’s governor recently announced the full reopening of all businesses without requiring employees or patrons to wear a protective mask.

The highly contagious nature of the coronavirus has caused numerous private and public organizations to substantially alter the way in which they operate. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We have also taken steps to minimize the exposure of our employees and service providers by requiring all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Our day-to-day operations and management has not, therefore, been materially affected by the coronavirus pandemic. However, government directives on social distancing and shelter-in-place mandates have rendered us unable to travel to attend board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. As a consequence, our ability to source new investment prospects, facilitate dispositions of existing portfolio holdings, or consummate a substantial transaction has been constrained by these limitations. Should these disruptions and restrictions on travel continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

Although our Company and our portfolio investments are generally affected by macroeconomic factors such as an overall downturn in the U.S. economy and fluctuations in energy prices, we are presently unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. Moreover, we are unable to predict the effect that the economic dislocation caused by the coronavirus will have on our efforts to complete a transformative transaction as described below. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

(2)  LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2020, we had cash and cash equivalents of $23.6 million. We had $7.0 million of our net assets of $33.8 million invested in portfolio securities. We also had $24.2 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $24.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured January 5, 2021 and we subsequently repaid this margin loan. The margin interest was paid on February 5, 2021.

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

During 2020 and 2019, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we continue to be a BDC, failure to continue to qualify as a RIC could be material to us and our stockholders.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2020 and 2019.

As of December 31, 2020, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2020
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$7,000	$—	$—	$7,000
Total investments	7,000	—	—	7,000
Temporary cash investments	24,000	24,000	—	—
Total investments and temporary cash investments	$31,000	$24,000	$—	$7,000

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

The following table provides a reconciliation of fair value changes during 2020 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2020	$8,000	$26,500	$977	$35,477
Realized gain (loss)	—	21,287	(266)	21,021
Change in unrealized appreciation	(1,561)	(26,150)	—	(27,711)
Purchases of portfolio securities	561	—	—	561
Proceeds from sales/dispositions	—	(21,637)	(711)	(22,347)
Fair value as of December 31, 2020	$7,000	$—	$—	$7,000

The following table provides a reconciliation of fair value changes during 2019 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2019	$9,210	$20,500	$977	$30,687
Realized losses	(2,789)	—	—	(2,789)
Change in unrealized appreciation	4,290	6,000	—	10,290
Purchases of portfolio securities	—	—	—	-
Proceeds from sales/dispositions	(211)	—	—	(211)
Fair value as of September 30, 2019	$10,500	$26,500	$977	$37,977

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

Finally, industry trends, market forecasts, and comparable transactions in sectors in which we hold a Level III investment are also taken into account when assessing the value of these investments.

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2020:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
		Asset approach	Acreage Value	$900	$1,500
Limited liability company investments	$7,000	Guideline Transaction method; Market approach	Recovery rate Reserve adjustment factors	75%	100%

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $7.0 million and $37.0 million as of December 31, 2020 and 2019, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

Escrowed Receivables, at Estimated Fair Value—In December 2020, we sold our interest in PalletOne, Inc (“PalletOne”). A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the purchaser. As of December 31, 2020, the amount receivable from the PalletOne escrow is valued at $3.4 million.

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

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.03 million for the year ended December 31, 2020 and 2019 and $0.02 million for the year ended December 31, 2018.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. For the year ended December 31, 2020, no state income tax is expected. No state income tax was due for the year ended December 31, 2019. We paid state income tax of $1 thousand for the year ended December 31, 2018.

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of December 31, 2020 and 2019 are as follows:

	As of December 31, 2020	As of December 31, 2019
Accumulated undistributed net investment losses	$(40,310)	$(35,445)
Unrealized appreciation of portfolio securities, net	(611)	27,100
Unrealized depreciation of portfolio securities, net - related party	—	(1,741)
Accumulated undistributed net capital gains	18,543	—
Accumulated earnings deficit	$(22,375)	$(10,086)

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of December 31, 2020, all shares were vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the years ended December 31, 2020, 2019, and 2018, we recorded compensation expense of $0.1 million, $0.3 million, $0.4 million, respectively, in connection with these awards.

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

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services rendered. During the years ended December 31, 2020, 2019, and 2018 we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $349,725, $340,500 and $350,025, respectively, for services provided to the Fund on an hourly basis pursuant to a month-to-month agreement. Effective November 1, 2020, we entered into a written agreement with Mr. Denos providing, in lieu of an hourly fee, base compensation of $360,000 per annum, as well as various annual and periodic bonuses based upon achievement of certain criteria, such as transformative acquisitions made by the Fund, and a percentage of the amount received in connection with the disposition of the Fund’s existing portfolio investments, as well as a percentage of the net amount received in connection with the disposition of future portfolio investments. The annual bonuses are subject to an annual cap equal to Mr. Denos’s base compensation, and any of the annual bonuses earned that exceed the cap will be carried over into subsequent fiscal years. If the agreement is terminated without cause, Mr. Denos will be entitled to receive two year’s base compensation, together with all bonuses earned up to the date of termination. Mr. Denos was paid bonus compensation of $236,787, $0, and $0 for the years ended December 31, 2020, 2019, and 2018. No amounts payable as bonuses to Mr. Denos were accrued as of December 31, 2020.

Effective September 1, 2020, we amended and restated our agreement with John Hardy, the Fund’s Chief Executive Officer. The agreement with Mr. Hardy provides for base compensation of $450,000 per annum, as well as various annual and periodic bonuses based upon achievement of certain criteria, such as transformative acquisitions made by the Fund, and a percentage of the amount received in connection with the disposition of the Fund’s existing portfolio investments, as well as a percentage of the net amount received in connection with the disposition of future portfolio investments. The annual bonuses are subject to an annual cap equal to Mr. Hardy’s base annual compensation, and any of the annual bonuses earned that exceed the cap will be carried over into subsequent fiscal years. If the agreement is terminated without cause as defined therein, Mr. Hardy will be entitled to receive two year’s base compensation, together with all bonuses earned up to the date of termination. During the years ended December 31 2020, 2019, and 2019, Mr. Hardy was paid base compensation of $507,333, $398,000, and 350,000, respectively, and bonus compensation of $450,000, $100,000 and $0, respectively, for such years. The fund accrued $990,788 in bonus compensation earned by Mr. Hardy that is payable in future fiscal years.

(5)	FEDERAL INCOME TAX MATTERS

As a RIC, our tax liability is dependent upon whether an election is made to distribute taxable investment income and capital gains above any statutory requirement. While we have incurred net investment losses and had net realized gains for 2020, no distributions were required or made.

Our year-end for determining capital gains for purposes of Section 4982 of the Code is October 31.

There are no material book to tax differences for net investment income/losses, realized gains or unrealized appreciation/depreciation. As of December 31, 2020, we had approximately $0.3 million in capital losses of which can be carried forward indefinitely.

Reclassification of returns of capital had no material book to tax differences for the three years ended December 31, 2020 and therefore has no material book to tax differences impacting accumulated earnings during that three-year period.

We believe that any aggregate exposure for uncertain tax positions should not have a material impact on our financial statements as of December 31, 2020 or December 31, 2019. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2017 through 2020 remain open to examination (the State of Texas may be longer). We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(6)	COMMITMENTS AND CONTINGENCIES

Lease Commitments. We had an operating lease for office space that expired in September 2014. Our current office space lease is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $104,000, $111,000 and $111,000 for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

Portfolio Companies. As of December 31, 2020 and 2019, we had no outstanding commitments to our portfolio company investments; however, under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

Legal Proceedings. From time to time, the Fund is also a party to certain proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations.

(7)	PORTFOLIO SECURITIES

2020 Portfolio Activity

During 2020, we liquidated our investment in 5th Element Tracking, LLC, receiving $1.2 million in cash, realizing a capital loss of $0.3 million. During 2020, we received 10,338 shares of MVC in the form of stock dividend payments. We sold our shares in MVC Capital, Inc. for approximately $4.5 million in cash, realizing a capital loss of $2.5 million. We also sold our interest in PalletOne, Inc., receiving $18.2 million in cash, $3.4 million in escrow, realizing a capital gain of $21.3 million. We also realized capital gains of $8 thousand as a result of disposition of temporary cash investments.

The following table summarizes significant investment activity during the year ended December 31, 2020 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Non-cash	PIK	Total
MVC Capital, Inc.	$—	$—	$—	$156	$156
Equus Energy, LLC	—	—	561	—	561

	$—	$—	$561	$156	$717

During 2020, we recorded a decrease of $26.5 million in net unrealized appreciation, from $25.4 million at December 31, 2019 to a net unrealized depreciation of $0.6 million at December 31, 2020. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Transfer of unrealized depreciation to realized loss of our holdings in MVC of $2.5 million in connection with the sale of our shares of MVC;

(ii)	Transfer of unrealized appreciation to realized gain of our holdings in PalletOne, Inc. of $21.3 million in connection with the sale of our common shares of PalletOne, Inc.;

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.6 million, principally due to decreases in gas prices and decreases in the short- and long-term forward pricing curve for oil.

2019 Portfolio Activity

During the year ended December 31, 2019, we received 10,338 shares of MVC in the form of stock dividend payments. The following table summarizes significant investment activity during the year ended December 31, 2019 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On	PIK	Total
MVC Capital, Inc.	$—	$—	$—	$333	$333

	$—	$—	$—	$333	$333

During 2019, we realized net capital gains of $53 thousand due to the disposition of temporary cash investments.

(i)	During 2019, we recorded an increase of $8.3 million in net unrealized appreciation, from $17.1 million at December 31, 2018 to $25.4 million due to the increase in the fair value of our shareholding in MVC of $0.8 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the year;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $6.0 million due to improved operating performance;

(iii)	Transfer of unrealized depreciation to realized loss of our holdings in EMDC of $2.8 million in connection with the dissolution of EMDC and the transfer of its assets to the Fund; and

(iv)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.0 million, principally due to decreases in gas prices and decreases in the short- and long-term forward pricing curve for oil.

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

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently consisting of 141 producing and non- producing oil and gas wells. On September 30, 2020, the Fund provided an additional $0.6 million in capital to Equus Energy for the purpose of additional working capital. The working interests include associated development rights of approximately 21,520 acres situated on 11 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

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

Below is selected financial information from the audited financial statements of Equus Energy as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Unaudited Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$621	$553
Accounts receivable	77	65
Other current assets	—	34
Total current assets	698	652
Oil and gas properties	8,061	8,031
Less: accumulated depletion, depreciation and amortization	(8,061)	(7,789)
Net oil and gas properties	—	242
Total assets	$698	$894

Liabilities and member's (deficit) equity
Current liabilities:
Accounts payable and other	$229	$82
Due to affiliate	350	561
Total current liabilities	579	643
Asset retirement obligations	208	201
Total liabilities	787	844

Total member's (deficit) equity	(89)	49

Total liabilities and member's (deficit) equity	$698	$894

EQUUS ENERGY, LLC and SUBSIDIARY

Unaudited Condensed Consolidated Statements of Operations

	Year Ended December 31
	2020	2019	2018
Operating revenue	$482	$704	$1,085
Operating expenses
Direct operating expenses	657	856	786
Gain on sale of oil and gas properties	—	—	(619)
General and administrative	244	251	285
Depletion, depreciation, amortization and accretion	26	23	344
Impairment of oil and gas properties	253	—	—
Total operating expenses	1,180	1,130	796
Income (loss) before income tax expense	(698)	(426)	289
Income tax expense, net	1	1	1
Net income (loss)	$(699)	$(427)	$288

EQUUS ENERGY, LLC and SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:

Net income (loss)	$(699)	$(427)	$288
Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	19	17	338
Gain on sale of oil and gas properties	—	—	(619)
Accretion expense	7	6	6
Impairment	253	—	—
Changes in operating assets and liabilities:
Accounts receivable	(12)	62	(26)
Prepaid expenses and other current assets	34	—	(1)
Accounts payable and other	146	(49)	24
Due to Parent	—	—	(25)
Net cash (used in) provided by operating activities	(252)	(391)	(15)

Cash flows from investing activities:
Investment in oil & gas properties	(30)	(22)	(173)
Sale of oil & gas properties	—	—	847
Net cash provided by (used in) investing activities	(30)	(22)	674

Cash flows from financing activities:
Due to Parent	350	—	—
Net cash provided by investing activities	350	—	—
Net (decrease) increase in cash	68	(413)	659
Cash and cash equivalents at beginning of period	553	966	307
Cash and cash equivalents at end of period	$621	$553	$966
Non-cash operating and financing activities:
Conversion of related party payable to member’s (deficit) equity	$561	$—	$—

(9)	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards—We consider the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on our financial statements.

Accounting Standards Recently Adopted—In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amend the definition of “significant subsidiary” in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company elected to comply with the Final Rules effective June 30, 2020 which reduced the requirement for the Company to provide separate audited financial statements and summarized financial information for its controlled portfolio companies going forward.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard is effective for the Company beginning on January 1, 2021. There was no impact on the financial statements or financial statement disclosures.

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

In August 2018, the SEC issued Final Rule Release No. 33-10532 - “Disclosure Update and Simplification.” This rule amends various SEC disclosure requirements that have been determined to be redundant, duplicative, overlapping, outdated, or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders' equity. This final rule is effective on November 5, 2018. The Company has adopted these amendments as currently required and these are reflected in its consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform with these amendments.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326) —Measurement of Credit Losses on Financial Instruments, which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic 325-40, Investments Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. The adoption of ASU 2016-13 did not have an impact on our financial statements as we do not have any financial instruments that are subject to this standard.

(10)	SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2020
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Total investment income	$104	$104	$104	$6	$318
Net investment loss	(926)	(663)	(723)	(2,553)	(4,865)
Increase in net assets resulting
from operations	(7,174)	2,574	(4,038)	(3,654)	(12,292)

Basic and diluted earnings per share (1)	(0.53)	0.19	(0.30)	(0.27)	(0.91)

(in thousands, except per share amounts)	Year Ended December 31, 2019
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Total investment income	$16	$91	$90	$154	$351
Net investment loss	(989)	(798)	(826)	(778)	(3,391)
Increase in net assets resulting
from operations	2,977	1,300	1,011	(3,115)	2,173

Basic and diluted earnings per share (1)	0.22	0.10	0.07	(0.23)	0.16

(in thousands, except per share amounts)	Year Ended December 31, 2018
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Total investment income	$113	$117	$85	$164	$480
Net investment loss	(991)	(936)	(722)	(906)	(3,555)
Increase in net assets resulting
from operations	56	793	2,358	(3,156)	51

Basic and diluted earnings per share (1)	0.00	0.06	0.17	(0.23)	0.00

(1) The sum of quarterly per share amount may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(11)	SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 5, 2021, our holding in $24.0 million in U. S. Treasury Bills matured and we repaid our year-end margin loan.

On January 20, 2021, our shareholders approved a restatement of our Certificate of Incorporation providing for an increase in the number of our authorized shares of common and preferred stock from 50,000,000 to 100,000,000 and from 5,000,000 to 10,000,000, respectively.

On March 31, 2021, we received approximately $2.5 million in cash as partial payment of the estimated escrow receivable associated with the sale of our interest in PalletOne in the fourth quarter of 2020.

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We assessed our internal control over financial reporting as of December 31, 2020, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2021 (the “2021 Proxy Statement”).

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is available to any person, without charge, upon request addressed to Equus Total Return, Inc., Attention: Corporate Secretary, 700 Louisiana Street, 48th Floor, Houston, TX 77002. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, or controller, we intend to disclose the same on our website at www.equuscap.com.

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates

Item 16. Form 10-K Summary

Not Included.

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2020
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income(d)	As of December 31, 2019 Fair Value	Gross Additions(b)	Gross Reductions(c)	Decrease in Unrealized Appreciation/ Depreciation	As of December 31, 2020 Fair Value
Control Investments: Majority-owned

Equus Energy, LLC	Member interest (100%)	$—	$8,000	$561	$—	$(1,561)	$7,000

Total Control Investments: Majority-owned		—	8,000	561	—	(1,561)	7,000
Total Control Investments		—	8,000	561	—	(1,561)	7,000

Affiliate Investments
PalletOne, Inc.	350,000 shares of common stock	$—	$26,500	—	$(21,287)	$(5,213)	$—

Total Affiliate Investments		—	26,500	—	—	—	—
Total Investments in and Advances to Affiliates		$—	$34,500.00	$561	$(21,287)	$(6,774)	$7,000

 This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2020.
(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
(d)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.       Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(g)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

99.	Equus Energy, LLC and Subsidiary

(1)	Consolidated Financial Statements of Equus Energy, LLC and Subsidiary as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 [Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 10-K filed on March 31, 2021.]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 31, 2021	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 31, 2021
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	March 31, 2021
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	March 31, 2021
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 31, 2021
Robert L. Knauss

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	March 31, 2021
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
L’Sheryl D. Hudson

