Form 10-Q
period 2021-03-31
EQUUS TOTAL RETURN, INC.
filed 2021-05-13
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 13, 2021.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	March 31, 2021	December 31, 2020

(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,611)	8,500	7,000
Total investments in portfolio securities at fair value	8,500	7,000
Temporary cash investments	—	24,000
Cash and cash equivalents	25,509	23,639
Restricted cash	—	240
Accounts receivable from affiliates	350	350
Escrow receivable	700	3,413
Other assets	99	181
Total assets	35,158	58,823
Liabilities and net assets
Accounts payable	361	54
Accrued compensation	720	990
Accounts payable to related parties	2	2
Borrowing under margin account	—	24,000
Total liabilities	1,083	25,046

Commitments and contingencies (see Note 2)

Net assets	$34,075	$33,777

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	74,685	56,142
Accumulated earnings deficit	(40,623)	(22,378)
Total net assets	$34,075	$33,777
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 10,000 and 5,000 shares authorized, respectively	—	—
Net asset value per share	$2.52	$2.50

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$—	$95
Total interest and dividend income	—	95
Interest from temporary cash investments	—	3
Other income - director fees	—	6
Total investment income	—	104

Expenses:
Compensation expense	506	404
Professional fees	295	380
Director fees and expenses	76	79
Professional liability expenses	84	63
General and administrative expenses	29	68
Mailing, printing and other expenses	31	29
Taxes	3	—
Interest expense	1	7
Total expenses	1,025	1,030

Net investment loss	(1,025)	(926)

Net realized (loss) gain:
Escrow receivable	(177)	—
Temporary cash investments	—	9
Net realized (loss) gain	(177)	9

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	1,500	(3,500)
Non-affiliate investments - related party	—	(2,757)
Net change in net unrealized appreciation (depreciation) of portfolio securities	1,500	(6,257)

Net increase (decrease) increase in net assets resulting from operations	$298	$(7,174)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.02	$(0.53)
Weighted average shares outstanding:
Basic and diluted	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings Deficit	Total Net Assets

Balances at January 1, 2020	13,518	13	56,062	(10,086)	45,989

Share-based incentive compensation	—	—	80	—	80

Net (decrease) increase in net assets resulting from operations
Undistributed net investment losses	—	—	—	(926)	(926)
Undistributed net capital gains	—	—	—	9	9
Unrealized depreciation of portfolio securities, net	—	—	—	(3,500)	(3,500)
Unrealized appreciation of portfolio securities-related party	—	—	—	(2,757)	(2,757)

Balances at March 31, 2020	13,518	$13	$56,142	$(17,261)	$38,894

Balances at January 1, 2021	13,518	$13	$56,142	$(22,378)	$33,777

Net increase (decrease) in net assets resulting from operations
Undistributed net investment losses	—	—	—	(1,025)	(1,025)
Undistributed net capital losses	—	—	—	(177)	(177)
Unrealized appreciation of portfolio securities-related party	—	—	—	1,500	1,500

Balances at March 31, 2021	13,518	$13	$56,142	$(22,080)	$34,075

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31
(in thousands)	2021	2020
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$298	$(7,174)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss (gain)
Escrow receivable	177	—
Temporary cash investments	—	(9)
Net change in unrealized (appreciation) depreciation of portfolio securities
Control investments	(1,500)	3,500
Non-affiliate investments - related party	—	2,757
Share-based incentive compensation	—	80
Dividends exchanged for portfolio securities	—	(95)
Changes in operating assets and liabilities:
Proceeds from temporary cash investments, net	24,000	2,999
Accrued interest and dividend receivable	—	—
Accrued escrow receivable	2,536	—
Other assets	82	62
Accounts payable and accrued liabilities	37	197
Accounts payable to related parties	—	25
Net cash provided by operating activities	25,630	2,342
Cash flows from financing activities:
Borrowings under margin account	—	26,001
Repayments under margin account	(24,000)	(28,991)
Net cash used in financing activities	(24,000)	(2,990)
Net increase (decrease) in cash and cash equivalents	1,630	(648)
Cash and cash equivalents and restricted cash at beginning of period	23,879	4,256

Cash and cash equivalents and restricted cash at end of period	$25,509	$3,608
Supplemental disclosure of cash flow information:
Interest paid	$1	$8
Income taxes paid	$3	$—

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three Months ended March 31,
	2021	2020

Investment income	$—	$0.01
Expenses	0.08	0.08

Net investment loss	(0.08)	(0.07)

Net realized loss	(0.01)	—
Net change in unrealized appreciation (depreciation) of portfolio securities	0.11	(0.26)
Net change in unrealized depreciation of portfolio securities - related party	—	(0.20)
Net increase (decrease) in net assets resulting from operations	0.02	(0.53)
Capital transactions:
Shares issued for portfolio securities	—	0.01
Dilutive effect of shares issued	—	—
Decrease in net assets resulting from capital transactions	—	0.01
Net increase (decrease) in net assets	0.02	(0.52)
Net assets at beginning of period	2.50	3.40
Net assets at end of period, basic and diluted	$2.52	$2.88
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$2.16	$1.82
End of period	$1.95	$0.95
Selected information and ratios:
Ratio of expenses to average net assets	3.02%	2.43%
Ratio of net investment loss to average net assets	(3.02%)	(2.18%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	0.88%	(16.90%)
Total return on market price (1)	(9.72%)	(47.80%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

MARCH 31, 2021

(Unaudited)

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)		$7,611	$8,500

Total Control Investments: Majority-owned (represents 100% of total investments at fair value)					$7,611	$8,500
Total Investments					$7,611	$8,500

(1)See Note 3 to the financial statements, Valuation of Investments.

(2)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.

(3)Level 3 Portfolio Investment.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2021

(Unaudited)

All of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of March 31, 2021, we had invested 24.2% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of March 31, 2021, our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to a portfolio company that comprises 100% of the total value of the investments in portfolio securities as of March 31, 2021.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 24.9% of our net asset value, 24.2% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of March 31, 2021. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2021 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$7,611	$8,500	24.9%

Total	$7,611	$8,500	24.9%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2021 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$8,500	24.9%
Total	$8,500	24.9%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(Unaudited)

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)		$7,611	$7,000

Total Control Investments: Majority-owned (represents 22.6% of total investments at fair value)					$7,611	$7,000
Total Investment in Portfolio Securities					$7,611	$7,000
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2020	UST 0% 1/21	$24,000	$24,000	$24,000
Total Temporary Cash Investments (represents 77.4% of total investments at fair value)					$24,000	$24,000
Total Investments					$31,611	$31,000

(1)See Note 3 to the financial statements, Valuation of Investments.

(2)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.

(3)Level 3 Portfolio Investment.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2020

(Unaudited)

(in thousands, except share data)

All of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2020, we had invested 11.9% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2020, our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to a portfolio company that comprises 100% of the total value of the investments in portfolio securities as of December 31, 2020.

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

Our investments in portfolio securities consist of the following types of securities as of December 31, 2020 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$7,611	$7,000	20.7%

Total	$7,611	$7,000	20.7%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2020 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$7,000	20.7%
Total	$7,000	20.7%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO CONDENSED FINANCIALSTATEMENTS

MARCH 31, 2021

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinated debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. If we remain a BDC, we will seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our Management and Board of Directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

We elected to be treated as a BDC under the 1940 Act, although our shareholders have authorized us to withdraw this election on or before August 31, 2021 (see Note 6 “Conversion to an Operating Company – Authorization to Withdraw BDC Election” below). We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

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

Largely as a consequence of this type of increased social interaction, the U.S. experienced a resurgence in COVID-19 infections and concomitant deaths that continued through the end of 2020. In addition, in late 2020, new and more highly contagious strains of the virus appeared in the United Kingdom and South Africa, both of which were transmitted across the globe within a matter of weeks. The resurgence in infections and the introduction of these new strains resulted in the return of enhanced proscriptions on social gatherings, many of which continued through the remainder of 2020 and into the first quarter of 2021.

As of April 29, 2021, the number of U.S. deaths attributable to the coronavirus stood at over 575,000. Beginning in late 2020, however, a number of global pharmaceutical companies introduced one and two-dose COVID-19 vaccines to the market. On April 25, 2021, the U.S. Centers for Disease Control reported that 28.5% of all adults in the U.S. had received at least one of these vaccines. On March 11, 2021, the President of the United States announced that all adults in the U.S. would be eligible to receive one of the vaccines by May 1, 2021. With lowering infection and death rates, a number of states have begun again to relax restrictions on social and commercial activity, and most of these states have also relaxed requirements regarding the wearing of a protective face mask. As infection and death rates continue to decrease, we expect that more states will grant permissions for increased social activity, and that many, if not most, of the remaining restrictions and requirements will be further relaxed or even eliminated.

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

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC.

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

Cash and Cash Equivalents—As of March 31, 2021, we had cash and cash equivalents of $25.5 million. We had $8.5 million of our net assets of $34.1 million invested in portfolio securities.

As of December 31, 2020, we had cash and cash equivalents of $23.6 million. We had $7.0 million of our net assets of $33.8 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of March 31, 2021, we had did not have the quarter-end margin loan and thus had no restricted cash and temporary cash investments.

As of December 31, 2020, we had $24.2 million of restricted cash and of temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $24.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 5, 2021 and we subsequently repaid this margin loan, plus interest.

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

As of March 31, 2021, we had no outstanding commitments to our portfolio company investments.

RIC Borrowings, Restricted Cash and Temporary Cash Investments—We may periodically borrow sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. We cannot assure you that any such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we remain a BDC and do not become an operating company as described in Note 6 – Conversion to an Operating Company below, our failure to continue to qualify as a RIC could be materially adverse to us and our stockholders.

As of December 31, 2020, we borrowed $24.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $24.2 million.

Asset Coverage Ratio—Under the 1940 Act, BDCs are required to have an asset coverage ratio of 200%, meaning that the maximum debt that may be incurred by a BDC is the BDC’s net asset value. Pursuant to amendments made to the 1940 Act in March 2018, BDCs may now, with stockholder or board of directors approval, reduce this ratio to 150%, meaning that the maximum debt that may be incurred by a BDC is two times the BDC’s net asset value. In November 2019, we obtained approval of our shareholders to reduce our asset coverage ratio to 150%. This authorization permits Equus to borrow up to twice the value of the Fund’s net assets. Other than the margin loan obtained by the Fund to acquire U.S. Treasury bills to maintain our RIC status as described above, we have not yet undertaken any other additional borrowings.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first quarter of 2021, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

Because of these challenges, our near-term strategies shifted from originating debt and equity investments to preserving liquidity necessary to meet our operational needs. Key initiatives that we have previously undertaken to provide necessary liquidity include monetizations, the suspension of dividends and the internalization of management. We are also evaluating potential opportunities that could enable us to effect a change to our business and become an operating company as described in Note 6 – Conversion to an Operating Company. We believe we have sufficient liquidity to meet our operating requirements for 12 months from the date of this filing.

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

Investments are valued utilizing various methodologies and approaches, including a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.

In estimating the fair value of our interest in Equus Energy, we have given more emphasis to an income approach that examines developed and undeveloped reserves and mineral acreage values, as well as a market approach that examines comparable industry transactions involving oil and gas assets in proximity to the leasehold interests held by Equus Energy. Our management received advice and assistance from a third-party valuation firm to support our determination of the fair value of this investment.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2021 and the year ended December 31, 2020.

As of March 31, 2021, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

			Fair Value Measurements as of March 31, 2021
(in thousands)		Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$8,500		$—		$—		$8,500
Total investments	8,500		—		—		8,500
Temporary cash investments	—		—		—		—
Total investments and temporary cash investments	$8,500		$—		$—		$8,500

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2021 for all investments for which we determine fair value using unobservable (Level 3) factors:

Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2021	$7,000	$—	$—	$7,000
Change in unrealized appreciation	1,500	—	—	1,500
Purchases of portfolio securities	—	—	—	-
Fair value as of March 31, 2021	$8,500	$—	$—	$8,500

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2020 for all investments for which we determine fair value using unobservable (Level 3) factors:

Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2020	$8,000	$26,500	$977	$35,477
Change in unrealized appreciation	(3,500)	—	—	(3,500)
Purchases of portfolio securities	—	—	—	-
Fair value as of March 31, 2020	$4,500	$26,500	$977	$31,977

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2021:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
		Asset approach	Acreage Value	$3,000	$8,000
Limited liability company investments	$8,500	Guideline Transaction method; Market approach	Recovery rate Reserve adjustment factors	75%	100%

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $8.5 million and $7.0 million as of March 31, 2021 and December 31, 2020, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities.

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

Escrowed Receivables, at Estimated Fair Value—In December 2020, we sold our interest in PalletOne, Inc (“PalletOne”). A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the purchaser. On March 31, 2021, we received $2.5 million in cash from PalletOne. We recognized a capital loss of $0.2 million due to the change in the estimated fair value resulting in the fair value of the escrow receivable of $0.7 million as of March 31, 2021.

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

Payment in Kind Interest (PIK)—From time to time, we have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments. To the extent we remain BDC and a RIC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of March 31, 2021 and December 31, 2020 are as follows:

	As of March 31, 2021	As of December 31, 2020
Accumulated undistributed net investment losses	$(41,335)	$(40,310)
Unrealized appreciation of portfolio securities, net	889	(611)
Accumulated undistributed net capital gains	(177)	18,543
Accumulated earnings deficit	$(40,623)	$(22,378)

During the quarter ended March 31, 2021, we reclassified $18.5 millio in accumulated undistributed net capital gains for which we had loss carryforwards. Accordingly and pursuant to Statement of Position 93-2, this return capital has increased additional-paid-in-capital.

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

All corporations organized in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.03 million for the year ended December 31, 2020.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended March 31, 2021, respectively, and we expect no in state income tax for the year ended December 31, 2020.

Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic. Our portfolio companies did not benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance.

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

Accounting Standards Recently Adopted— In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amend the definition of “significant subsidiary” in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, but voluntary compliance was permitted in advance of the effective date. The Company elected to comply with the Final Rules effective June 30, 2020 which reduced the requirement for the Company to provide separate audited financial statements and summarized financial information for its controlled portfolio companies going forward.

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

We may also pay other one-time or recurring fees to members of our Board of Directors in special circumstances. In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services. We paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $102,150 during the three months ended March 31, 2020. Effective November 1, 2020, we entered into a written agreement with Mr. Denos to receive, in lieu of an hourly rate, a fixed monthly fee of $30,000.

(5)       Portfolio Securities

During the three months ended March 31, 2020, we recognized a capital loss of $0.2 million due to the change in the estimated fair value of the escrow receivable related to PalletOne.

During the three months ended March 31, 2021, we recorded a net change in unrealized appreciation of $1.5 million, to a net unrealized appreciation of $0.9 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to increases in mineral acreage prices and a substantial increase in the short-and long-term prices for crude oil.

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

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election— On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than August 31, 2021. This authorization and others which preceded it are a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

Increase in Authorized Shares—Also on January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved the restatement of our Certificate of Incorporation to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000, and the number of our authorized shares of preferred stock from 5,000,000 to 10,000,000. The increase is intended to help facilitate the transformation of Equus into an operating company and provide sufficient authorized shares to evaluate larger business concerns as possible acquisition or merger candidates.

(7)	2016 Equity Incentive Plan

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of March 31, 2020, all awards granted under the Incentive Plan were fully vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. We recorded compensation expense of $0.08 million for the three months ended March 31, 2020, in connection with these awards.

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

The Impact of COVID-19 and Other Events—2020 witnessed unprecedented systemic events that had a material effect on oil prices globally and continued through the first three quarters of the year. Commencing in the fourth quarter of 2020, crude and natural gas prices began to rise and, as of the date of this filing on Form 10-Q, have largely recovered to pre-pandemic levels.

Notwithstanding present pricing conditions and forecasts for the remainder of 2021, operators of the leasehold interests held by Equus Energy have not yet undertaken significant capital expenditures, which could have a material adverse effect upon the operations and long-term financial condition of Equus Energy. To conserve existing cash resources or create additional cash resources during the next year, Equus Energy intends to either: (i) attempt to secure equity or debt financing from one or more institutional sources, which sources may include the Fund, a commercial lender, or other investors, (ii) request that its operators shut-in additional wells, (iii) sell certain of its oil and gas holdings, or (iv) undertake a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to continue as a going concern. The factors discussed above, therefore, raise substantial doubt about Equus Energy’s ability to continue as a going concern.

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

Revenue and Income—During the three months ended March 31, 2021, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.21 million, $0.02 million, and ($0.09) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.15 million, ($0.05) million, and ($0.15) million, respectively, for the three months ended March 31, 2020.

Capital Expenditures—During the three months ended March 31, 2021 and March 31, 2020, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

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

Below is summarized consolidated financial information for Equus Energy as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$465	$621
Accounts receivable	117	77
Total current assets	582	698
Oil and gas properties	8,093	8,061
Less: accumulated depletion, depreciation and amortization	(8,093)	(8,061)
Net oil and gas properties	—	—
Total assets	$582	$698

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$203	$229
Due to affiliate	350	350
Total current liabilities	553	579
Asset retirement obligations	209	208
Total liabilities	762	787

Total member's deficit	(180)	(89)

Total liabilities and member's deficit	$582	$698

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

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2021	2020

Operating revenue	$210	$148
Operating expenses
Direct operating expenses	192	201
General and administrative	76	88
Depletion, depreciation, amortization and accretion	2	7
Impairment of oil and gas properties	31	—
Total operating expenses	301	296
Net loss	(91)	(148)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2021	2020

Cash flows from operating activities:

Net loss	$(91)	$(148)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, depreciation and amortization	1	7
Accretion expense	1	—
Impairment	31	—
Changes in operating assets and liabilites:
Accounts receivable	(40)	9
Prepaid expenses and other current assets	—	—
Accounts payable and other	(26)	(15)
Net cash used in operating activities	(124)	(147)

Cash flows from investing activities:
Investment in oil & gas properties	(32)	1
Sale of oil & gas properties	—	—
Net cash (used in) provided by investing activities	(32)	1

Net decrease in cash	(156)	(146)
Cash and cash equivalents at beginning of period	621	553
Cash and cash equivalents at end of period	$465	$407

Critical Accounting Policies for Equus Energy

Oil  & Gas Properties — Equus Energy and its wholly-owned subsidiary EQS Energy Holdings, Inc. (collectively, “the Company”) follow the Full Cost Method of Accounting for oil and gas properties. Under the full cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. Gains or losses are normally reflected as an adjustment to the full cost pool. Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as additional impairment in the accompanying statements of operations.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $2 thousand and $7 thousand for the three months ended March 31, 2021 and 2020, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2021, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized an impairment loss on its oil and gas properties during the three months ended March 31, 2021 and 2020 of $31 thousand and $0, respectively.

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

Revenue Recognition—The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.

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

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the three months ending March 31, 2021 and 2020, respectively.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2020, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

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

 There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“10-K”). In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Quarterly Report concerning our efforts to transform Equus into an operating company, as well as the coronavirus pandemic and the economic impact of the coronavirus on the Fund and our portfolio companies and oil and gas markets. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Conversion to an Operating Company

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

Reduction in Asset Coverage Ratio

On November 14, 2019, our shareholders approved a reduction in our asset coverage ratio from 200% to 150%. Prior to the reduction, we were restricted in the amount that we could borrow to the value of our net assets. The reduction in our asset coverage from 200% to 150% means that we may now borrow up to twice the value of our net assets. Except for a margin loan that we have previously procured each quarter to acquire U.S. Treasury bills as part of the maintenance of our RIC status, we have not incurred any additional borrowings as a consequence of this authorization.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of March 31, 2020, all awards granted under the Incentive Plan were fully vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. We recorded compensation expense of $0.08 million for the three months ended March 31, 2020 in connection with these awards.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of April 29, 2021, the number of U.S. deaths attributable to the coronavirus stood at over 575,000. Beginning in late 2020, however, a number of global pharmaceutical companies introduced one and two-dose COVID-19 vaccines to the market. As of April 25, 2021, the U.S. Centers for Disease Control reported that 28.5% of all adults in the U.S. had received at least one of these vaccines. On March 11, 2021, the President of the United States announced that all adults in the U.S. would be eligible to receive one of the vaccines by May 1, 2021. With lowering infection and death rates, a number of states have begun again to relax restrictions on social and commercial activity, and most of these states have also relaxed requirements regarding the wearing of a protective face mask. As infection and death rates continue to decrease, we expect that more states will grant permissions for increased social activity, and that many, if not most, of the remaining restrictions and requirements will be further relaxed or even eliminated.

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

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector. 2020 witnessed unprecedented systemic events that had a material effect on oil prices globally and continued through the first three quarters of the year. Commencing in the fourth quarter of 2020, crude and natural gas prices began to experience a sustained increase and, as of the date of this filing on Form 10-Q, have largely recovered to pre-pandemic levels. Notwithstanding present pricing conditions and forecasts for the remainder of 2021, operators of the leasehold interests held by Equus Energy have not yet undertaken significant capital expenditures, which could have a material adverse effect upon the operations and long-term financial condition of Equus Energy. To conserve existing cash resources or create additional cash resources during the next year, Equus Energy intends to either: (i) attempt to secure equity or debt financing from one or more institutional sources, which sources may include the Fund, a commercial lender, or other investors, (ii) request that its operators shut-in additional wells, (iii) sell certain of its oil and gas holdings, or (iv) undertake a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to fund the operating expenses of Equus Energy over the next twelve-months.

 The U.S. Economy. Largely resulting from the economic disruption caused by the coronavirus, the U.S. economy was highly volatile during 2020, but finishing the year on a strong upward trend. With the decrease in infection rates and deaths, together with increased vaccination rates and a substantial fiscal stimulus, the U.S. economy began to stabilize, posting an annualized increase of 5.0% in GDP growth during the first quarter of 2021. The Conference Board Economic Forecast expects U.S. GDP to increase overall by 6.0% for all of 2021 and 3.5% for all of 2022. The sector that contributed most significantly to the GDP increase during the first quarter of 2021 was consumer spending, principally driven by additional stimulus checks being delivered in the quarter. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Conference Board Leading Economic Index)

Employment and Housing. Prior to the onset of the coronavirus pandemic, the U.S. unemployment rate stood at 3.5%, a historic low. The rate peaked at 14.7% in April 2020 and finished the year at 6.7%. The first quarter of 2021 has seen this number further reduced to 6.0%, but still significantly higher than pre-pandemic levels. Commensurate with expected strong GDP growth in 2021, Goldman Sachs predicts the unemployment rate to be 4.1% by the end of 2021. In keeping with this trend, with the exception of a few months during the height of the pandemic, the U.S. housing market saw robust growth throughout 2020 and into the first quarter of 2021. At the end of the first quarter of 2021, home prices averaged 15.8% higher than a year earlier. Given the escalation in property values, a number of industry analysts have begun to consider if a significant price correction will occur later in 2021. (Sources: U.S. Dept. of Commerce, Bureau of Labor Statistics, CNBC).

Merger, Acquisition, and Private Equity Activity. Merger and acquisition activity in 2020 totaled $3.6 trillion, a decrease of 7.7% from 2019. After slowing substantially in the first half of 2020, largely as a result of economic uncertainty stemming from COVID-19, companies experienced record M&A activity in the second half of the year, amounting to $2.3 trillion in business combinations as compared to $1.3 trillion in the first six months of 2020, the lowest half-year performance in almost ten years. The character of M&A transactions changed during the year as well, as a number of business combinations were pursued for reasons of survival in the first half of the year, but were consummated for more strategic purposes in the second half of the year, with digital and technology firms comprising the bulk of these latter transactions. The momentum of the second half of 2020 carried into the first quarter of 2021 with a record $1.3 trillion in transactions during the period, a 94% increase from the same period in 2020. A combination of low interest rates and high equity values contributed to this trend, which is expected to continue into the remainder of 2021. (Sources: Bloomberg, Financial Times).

Private equity firms, special purpose acquisition companies (SPACs) and operating companies accumulated more than $7.6 trillion in cash during 2020 in anticipation of economic fallout from COVID-19. Due to such accumulation, companies were more likely to use their own securities rather than cash as currency in M&A transactions than in prior years. Of particular note is the increased use of SPACs as acquisition vehicles during 2020, which activity has intensified in the first quarter of 2021. Private equity firms invested more in underperforming companies than during the 2008-09 market downturn, principally as a result of low capital costs and the anticipated short-term effect of the negative economic fallout from the coronavirus. Private debt and equity funds continued to increase in size, with U.S. debt funds now averaging more than $1.0 billion. Although data for the first quarter of 2021 is not yet available, private equity firms deployed $708.4 billion across 5,309 transactions in 2020, down 7.3% and 3.4%, respectively, from 2019, the first time since 2009 that the amount deployed and number of transactions decreased in the same year. Even though private equity funds only raised an additional $203 billion in 2020 (a 36.6% decrease from 2019), that amount, when combined with undeployed capital of previous years, has continued to put upward pressure on asset prices and constrained expected investment yields. (Sources: Pitchbook, Forbes).

During the three months ended March 31, 2021, our net asset value increased from $2.50 per share to $2.52 per share, an increase of 0.79%. As of March 31, 2021, our common stock is trading at a 29.2% discount to our net asset value as compared to 36.0% as of December 31, 2020.

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

Results of Operations

Investment Income and Expense

Net investment loss was relatively unchanged at $1.0 million and $0.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Investment income declined to $0.0 million for the three months ended March 31, 2021 from $0.1 million for the three months ended March 31, 2020, due to the sale of interest/dividend bearing investments. Total expense was relatively unchanged at $1.0 for each of the three months ended March 31, 2021 and 2020, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2021, we realized a loss of $0.2 million from the adjustment of the escrow receivable from the sale of PalletOne, Inc.

During the three months ended March 31, 2020, we realized a gain of $8.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the three months ended March 31, 2021, we recorded a net change in unrealized appreciation of $1.5 million, to a net unrealized appreciation of $0.9 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Increase in the fair value of our holdings in Equus Energy, LLC of $1.5 million, principally due to increases in mineral acreage prices and a substantial increase in the short-and long-term prices for crude oil.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In connection with our efforts to convert Equus into an operating company in furtherance of our plan to convert the Fund into an operating company, we may be subject to a number of risks associated with this process, the transactions that would embody a consolidation of Equus with another company, as well as specific risks associated with the commercial enterprise with which Equus may seek to combine itself. We intend to identify, as will be reasonably possible, such risks and include the same in our subsequent filings and reports with the SEC.

Although the U.S. and global economy has begun to show strong signs of recovery, the economic dislocation precipitated by the coronavirus pandemic is still rapidly evolving. As of the date of filing of this Quarterly Report on Form 10-Q (“10-Q”), we are unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. To the greatest extent possible, we intend to operate our business in the ordinary course. Nevertheless, the ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption. We may also seek debt or equity financing to increase our liquidity and availability to make future investments or pursue a transformative transaction.

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K (“10-K”) for the year ended December 31, 2020, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K and throughout this 10-Q are not the only ones facing the Fund.

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

Item 6. Exhibits

3.	Articles of Incorporation and by-laws

(a)	Restated Certificate of Incorporation of the Fund. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3 (b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(c) to Registrant’s Current Report on Form 8-K filed on June 30, 2014.]

10.Material	Contracts.

(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.]

(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(e)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

31.Rule	13a-14(a)/15d-14(a) Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

32.Section	1350 Certifications

1.	Certification by Chief Executive Officer

2.	Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: May 13, 2021

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

