Form 10-Q
period 2021-06-30
EQUUS TOTAL RETURN, INC.
filed 2021-08-13
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of August 13, 2021.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	June 30, 2021	December 31, 2020

(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,961 and $7,611, respectively)	$10,250	$7,000
Total investments in portfolio securities at fair value	10,250	7,000
Temporary cash investments	—	24,000
Cash and cash equivalents	24,169	23,639
Restricted cash	—	240
Accounts receivable from affiliates	350	350
Escrow receivable	700	3,413
Other assets	18	181
Total assets	35,487	58,823
Liabilities and net assets
Accounts payable	65	54
Accrued compensation	695	990
Accounts payable to related parties	3	2
Borrowing under margin account	—	24,000
Total liabilities	763	25,046

Commitments and contingencies (see Note 2)

Net assets	$34,724	$33,777

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	74,685	56,142
Accumulated earnings deficit	(39,975)	(22,378)
Total net assets	$34,724	$33,777
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 10,000 and 5,000 shares authorized, respectively	—	—
Net asset value per share	$2.57	$2.50

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$—	$98	$—	$193
Total interest and dividend income	—	98	—	193
Interest from temporary cash investments	—	—	—	3
Other income - director fees	—	6	—	12
Total investment income	—	104	—	208

Expenses:
Compensation expense	334	291	840	695
Professional fees	173	228	468	608
Director fees and expenses	97	97	173	176
Professional liability expenses	82	60	166	123
General and administrative expenses	27	36	56	104
Mailing, printing and other expenses	26	37	57	66
Taxes	11	9	14	9
Interest expense	1	9	2	16
Total expenses	751	767	1,776	1,797

Net investment loss	(751)	(663)	(1,776)	(1,589)

Net realized (loss) gain:
Escrow receivable	—	—	(177)	—
Temporary cash investments	—	(1)	—	8
Net realized (loss) gain	—	(1)	(177)	8

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	1,400	2,000	2,900	(1,500)
Non-affiliate investments - related party	—	1,238	—	(1,519)
Net change in net unrealized appreciation (depreciation) of portfolio securities	1,400	3,238	2,900	(3,019)

Net increase (decrease) increase in net assets resulting from operations	$649	$2,574	$947	$(4,600)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.05	$0.19	$0.07	$(0.34)
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings Deficit	Total Net Assets

Balances at January 1, 2020	13,518	13	56,062	(10,086)	45,989

Share-based incentive compensation	—	—	80	—	80

Net (decrease) increase in net assets resulting from operations
Undistributed net investment losses	—	—	—	(1,589)	(1,589)
Undistributed net capital gains	—	—	—	8	8
Unrealized depreciation of portfolio securities	—	—	—
Control investments				(1,500)	(1,500)
Non affiliate investments - related party	—	—	—	(1,519)	(1,519)

Balances at June 30, 2020	13,518	$13	$56,142	$(14,685)	$41,469

Balances at January 1, 2021	13,518	$13	$56,142	$(22,378)	$33,777
Recharacterization of net capital gains	—	—	18,543	(18,543)	—
Net increase (decrease) in net assets resulting from operations
Undistributed net investment losses	—	—	—	(1,776)	(1,776)
Undistributed net capital losses	—	—	—	(177)	(177)
Unrealized appreciation of portfolio securities
Non affiliate investments - related party	—	—	—	2,900	2,900

Balances at June 30, 2021	13,518	$13	$74,685	$(39,975)	$34,724

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
(in thousands)	2021	2020
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$947	$(4,600)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Escrow receivable	177	—
Temporary cash investments	—	(8)
Net change in unrealized (appreciation) depreciation of portfolio securities
Control investments	(2,900)	1,500
Non-affiliate investments - related party	—	1,519
Share-based incentive compensation	—	80
Purchase of portfolio securities	(350)	—
Dividends exchanged for portfolio securities	—	(126)
Changes in operating assets and liabilities:
Proceeds from temporary cash investments, net	24,000	1,999
Accrued interest and dividend receivable	—	(67)
Accrued escrow receivable	2,536	—
Other assets	163	(205)
Accounts payable and accrued liabilities	(284)	109
Accounts payable to related parties	1	83
Net cash provided by operating activities	24,290	284
Cash flows from financing activities:
Borrowings under margin account	—	53,001
Repayments under margin account	(24,000)	(54,992)
Net cash used in financing activities	(24,000)	(1,991)
Net increase (decrease) in cash and cash equivalents	290	(1,707)
Cash and cash equivalents and restricted cash at beginning of period	23,879	4,256

Cash and cash equivalents and restricted cash at end of period	$24,169	$2,549
Supplemental disclosure of cash flow information:
Interest paid	$1	$8
Income taxes paid	$14	$9

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six Months ended June 30,
	2021	2020

Investment income	$—	$0.01
Expenses	0.13	0.13

Net investment loss	(0.13)	(0.12)

Net realized loss	(0.01)	—
Net change in unrealized appreciation (depreciation) of portfolio securities	0.21	(0.11)
Net change in unrealized depreciation of portfolio securities - related party	—	(0.11)
Net increase (decrease) in net assets resulting from operations	0.07	(0.34)
Capital transactions:
Shares issued for portfolio securities	—	0.01
Dilutive effect of shares issued	—	—
Decrease in net assets resulting from capital transactions	—	0.01
Net increase (decrease) in net assets	0.07	(0.33)
Net assets at beginning of period	2.50	3.40
Net assets at end of period, basic and diluted	$2.57	$3.07
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$2.16	$1.82
End of period	$1.93	$1.17
Selected information and ratios:
Ratio of expenses to average net assets	5.19%	4.11%
Ratio of net investment loss to average net assets	(5.19%)	(3.63%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	2.76%	(10.52%)
Total return on market price (1)	(10.65%)	(35.71%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

JUNE 30, 2021

(Unaudited)

(in thousands, except share data)

Name and location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)		$7,961	$10,250

Total Control Investments: Majority-owned (represents 100% of total investments at fair value)					$7,961	$10,250
Total Investments					$7,961	$10,250

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

JUNE 30, 2021

(Unaudited)

All of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of June 30, 2021, we had invested 28.9% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of June 30, 2021, our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to a portfolio company that comprises 100% of the total value of the investments in portfolio securities as of June 30, 2021.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 29.5% of our net asset value, 28.9% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of June 30, 2021. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2021 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$7,961	$10,250	29.5%

Total	$7,961	$10,250	29.5%

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2021 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$10,250	29.5%
Total	$10,250	29.5%

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

JUNE 30, 2021

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

We elected to be treated as a BDC under the 1940 Act, although our shareholders have authorized us to withdraw this election on or before August 31, 2021, and we expect that this authorization will be extended until later in 2021 or beyond (see Note 6 “Conversion to an Operating Company – Authorization to Withdraw BDC Election” below). We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

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

The highly contagious nature of the coronavirus and its various strains has caused numerous private and public organizations to substantially alter the way in which they operate. In some cases, these workplace and operational alterations have become permanent. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We have also taken steps to minimize the exposure of our employees and service providers by allowing all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Our day-to-day operations and management have not, therefore, been materially affected by the coronavirus pandemic. However, government directives on social distancing and shelter-in-place mandates have severely impaired our ability unable to travel to attend board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. As a consequence, our ability to source new investment prospects, facilitate dispositions of existing portfolio holdings, or consummate a substantial transaction has been constrained by these limitations. Should these disruptions and restrictions on travel continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

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

The results of operations for the six months ended June 30, 2021 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC.

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

Cash and Cash Equivalents—As of June 30, 2021, we had cash and cash equivalents of $24.2 million. We had $10.0 million of our net assets of $34.7 million invested in portfolio securities.

As of December 31, 2020, we had cash and cash equivalents of $23.6 million. We had $7.0 million of our net assets of $33.8 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of June 30, 2021, we did not secure a quarter-end margin loan as we have historically done, and thus had no restricted cash and temporary cash investments as of that date.

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

As of June 30, 2021, we had a follow-on commitment of $150,000 to invest in additional equity of Equus Energy, LLC.

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

In estimating the fair value of our interest in Equus Energy, we have given more emphasis to a market approach that examines developed and undeveloped reserves and mineral acreage values, as well as a market approach that examines comparable industry transactions involving oil and gas assets in proximity to the leasehold interests held by Equus Energy. Our management received advice and assistance from a third-party valuation firm to support our determination of the fair value of this investment.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the six months ended June 30, 2021 and the year ended December 31, 2020.

As of June 30, 2021, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

			Fair Value Measurements as of June 30, 2021
(in thousands)		Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs Level 3)
Assets
Investments:
Control investments	$10,250		$—		$—		$10,250
Total investments	10,250		—		—		10,250
Temporary cash investments	—		—		—		—
Total investments and temporary cash investments	$10,250		$—		$—		$10,250

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

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2021 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2021	$7,000	$—	$—	$7,000
Change in unrealized appreciation	2,900	—	—	2,900
Purchases of portfolio securities	350	—	—	350
Fair value as of June 30, 2021	$10,250	$—	$—	$10,250

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2021: (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum
		Asset approach	Acreage value (per acre)	$3,000	$10,250
Limited liability company investments	$10,250	Guideline Transaction method; Market approach	Recovery rate Reserve adjustment factors	75%	100%

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $10.2 million and $7.0 million as of June 30, 2021 and December 31, 2020, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities.

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

Escrowed Receivables, at Estimated Fair Value—In December 2020, we sold our interest in PalletOne, Inc (“PalletOne”). A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the purchaser. On March 31, 2021, we received $2.5 million in cash from PalletOne. We recognized a capital loss of $0.2 million due to the change in our estimated fair value of this receivable, which was $0.7 million as of June 30, 2021.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of June 30, 2021 and December 31, 2020 are as follows:

	As of June 30, 2021	As of December 31, 2020
Accumulated undistributed net investment losses	$(42,086)	$(40,310)
Unrealized appreciation of portfolio securities, net	2,289	(611)
Accumulated undistributed net capital gains	(177)	18,543
Accumulated earnings deficit	$(39,975)	$(22,378)

During the six months ended June 30, 2021, we recharacterized $18.5 million in accumulated undistributed net capital gains for which we had loss carryforwards. Accordingly and pursuant to Statement of Position 93-2, this return of capital has increased capital in excess of par.

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the six months ended June 30, 2021, and we expect no in state income tax for the year ended December 31, 2021.

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

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services. We paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $166,125 during the six months ended June 30, 2020. Effective November 1, 2020, we entered into a written agreement with Mr. Denos to receive, in lieu of an hourly rate, a fixed monthly fee of $30,000.

(5)       Portfolio Securities

During the six months ended June 30, 2021, we made a follow-on investment of $0.35 million in Equus Energy, LLC.

During the six months ended June 30, 2021, we recognized a capital loss of $0.2 million due to the change in the estimated fair value of our escrow receivable related to PalletOne.

During the six months ended June 30, 2021, we recorded a net change in unrealized appreciation of $2.9 million, to a net unrealized appreciation of $2.3 million. Such change in unrealized appreciation resulted primarily from an increase in fair value of our holding in Equus Energy, LLC of $2.9 million, principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

During the six months ended June 30, 2020, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

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

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election— On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than August 31, 2021. This authorization and others which preceded it are a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will extend our current authorization we do not expect to cause the Fund to withdraw it’s election to be classified as BDC by August 31, 2021. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests, which presently comprise 141 producing and non-producing oil and gas wells. The working interests include associated development rights of approximately 21,520 acres situated on 10 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

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

The Impact of COVID-19 and Other Events—2020 witnessed unprecedented systemic events that had a material effect on oil prices globally and continued through the first three quarters of the year. Commencing in the fourth quarter of 2020, crude and natural gas prices began to rise and, as of the date of this filing on Form 10-Q, have largely recovered to pre-pandemic levels or, in the case of natural gas, now exceed spot prices that were available before the onset of the pandemic.

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

Revenue and Income—During the three months ended June 30, 2021, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, $0.04 million, and ($0.01) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.09 million, ($0.11) million, and ($0.17) million, respectively, for the three months ended June 30, 2020.

During the six months ended June 30, 2021, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.4 million, $0.06 million, and ($0.10) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.2 million, ($0.17) million, and ($0.32) million, respectively, for the three months ended June 30, 2020.

Capital Expenditures—During the three and six months ended June 30, 2021 and June 30, 2020, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

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

Below is summarized consolidated financial information for Equus Energy as of June 30, 2021 and December 31, 2020 and for the three months and six months ended June 30, 2021 and 2020, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$839	$621
Accounts receivable	125	77
Total current assets	964	698
Oil and gas properties	8,093	8,061
Less: accumulated depletion, depreciation and amortization	(8,093)	(8,061)
Net oil and gas properties	—	—
Total assets	$964	$698

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$243	$229
Due to affiliate	350	350
Total current liabilities	593	579
Asset retirement obligations	211	208
Total liabilities	804	787

Total member's equity (deficit)	160	(89)

Total liabilities and member's equity (deficit)	$964	$698

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating revenue	$177	$91	$386	$239
Operating expenses
Direct operating expenses	135	205	328	406
General and administrative	50	49	124	138
Depletion, depreciation, amortization and accretion	2	8	3	15
Impairment of oil and gas properties	—	—	32	—
Total operating expenses	187	262	487	559
Net loss	(10)	(171)	(101)	(320)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2021	2020

Cash flows from operating activities:

Net loss	$(101)	$(320)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, depreciation and amortization	3	15
Impairment	32	—
Changes in operating assets and liabilites:
Accounts receivable	(48)	22
Prepaid expenses and other current assets	—	34
Accounts payable and other	14	(15)
Net cash used in operating activities	(100)	(264)

Cash flows from investing activities:
Investment in oil & gas properties	(32)	(30)
Net cash (used in) provided by investing activities	(32)	(30)

Cash flows from financing activities:
Member contributions	350	—
Net cash provided by investing activities	350	—
Net increase (decrease) in cash	218	(294)
Cash and cash equivalents at beginning of period	621	553
Cash and cash equivalents at end of period	$839	$259

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $3 thousand and $15 thousand for the six months ended June 30, 2021 and 2020, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of June 30, 2021, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized an impairment loss on its oil and gas properties during the six months ended June 30, 2021 and 2020 of $32 thousand and $0, respectively.

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

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the six months ending June 30, 2021 and 2020, respectively.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election. On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than August 31, 2021. This authorization and others which preceded it are a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect our shareholders will extend our current authorization, we do not expect to cause the Fund to withdraw it’s election to be classified as a BDC by August 31, 2021. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Largely as a consequence of this type of increased social interaction, the U.S. experienced a resurgence in COVID-19 infections and concomitant deaths that continued through the first two quarters of 2021. In addition, beginning in late 2020, a number of new and more highly contagious strains of the virus began to appear, most notably of which was the Delta variant, which was first encountered in the United States in March 2021. The resurgence in infections and the introduction of these new strains resulted in the return of enhanced proscriptions on social gatherings, many of which continued through the end of the second quarter of 2021.

As of August 1, 2021, the number of U.S. deaths attributable to the coronavirus stood at over 618,000. Beginning in late 2020, however, a number of global pharmaceutical companies introduced one and two-dose COVID-19 vaccines to the market. On July 28, 2021, the U.S. Centers for Disease Control (“CDC”) reported that 58.0% of the U.S. population, inclusive of children and infants, had received at least one dose of these vaccines. With lowering infection and death rates, a number of states had begun again to relax restrictions on social and commercial activity, and most of these states had also relaxed requirements regarding the wearing of a protective face mask. However, the CDC has reported that persons infected with the Delta variant can carry up to 1,000 times more virus in their nasal passages than compared to the original coronavirus strain, making it one of the most highly contagious respiratory diseases encountered in many years. The virulence of this and other strains has led some states and foreign countries to delay or even reverse an easing of social activity proscriptions.

Impact of the Coronavirus on Our Operations. The highly contagious nature of the coronavirus and its various strains has caused numerous private and public organizations to substantially alter the way in which they operate. In some cases, these workplace and operational alterations have become permanent. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We have also taken steps to minimize the exposure of our employees and service providers by allowing all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Our day-to-day operations and management has not, therefore, been materially affected by the coronavirus pandemic. However, government directives on social distancing and shelter-in-place mandates have severely impaired our ability to travel to attend board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. As a consequence, our ability to source new investment prospects, facilitate dispositions of existing portfolio holdings, or consummate a substantial transaction has been constrained by these limitations. Should these disruptions and restrictions on travel continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector. 2020 witnessed unprecedented systemic events that had a material effect on oil prices globally and continued through the first three quarters of the year. Commencing in the fourth quarter of 2020, crude and natural gas prices began to experience a sustained increase and, as of the date of this filing on Form 10-Q, have largely recovered to pre-pandemic levels or, in the case of natural gas, are now significantly in excess of pre-pandemic levels. Notwithstanding present pricing conditions and forecasts for the remainder of 2021, operators of the leasehold interests held by Equus Energy have not yet undertaken significant capital expenditures, which could have a material adverse effect upon the operations and long-term financial condition of Equus Energy. To conserve existing cash resources or create additional cash resources during the next year, Equus Energy intends to either: (i) attempt to secure equity or debt financing from one or more institutional sources, which sources may include the Fund, a commercial lender, or other investors, (ii) request that its operators shut-in additional wells, (iii) sell certain of its oil and gas holdings, or (iv) undertake a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to fund the operating expenses of Equus Energy over the next twelve-months.

 The U.S. Economy. Largely resulting from the economic disruption caused by the coronavirus, the U.S. economy was highly volatile during 2020, but finishing the year on a strong upward trend. With the decrease in infection rates and deaths, together with increased vaccination rates and a substantial fiscal stimulus, the U.S. economy began to stabilize, posting annualized increases of 6.4% and 6.5%, respectively, in GDP growth during the first and second quarters of 2021. The Conference Board Economic Forecast expects U.S. GDP to increase overall by 6.6% for all of 2021, 3.8% for 2022, and 2.5% for 2023. The sector that contributed most significantly to the GDP increase during both the first and second quarters of 2021 was consumer spending, principally driven by additional stimulus checks being delivered in the first quarter. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Conference Board Leading Economic Index, CNBC)

Employment and Housing. Prior to the onset of the coronavirus pandemic, the U.S. unemployment rate stood at 3.5%, a historic low. The rate peaked at 14.7% in April 2020 and finished the year at 6.7%. The first quarter of 2021 saw this number further reduced to 6.0% and again to 5.9% as of June 30, 2021. However, this rate still remains significantly higher than pre-pandemic levels. Commensurate with expected strong GDP growth in 2021, Goldman Sachs predicts the unemployment rate to be 4.1% by the end of 2021. In keeping with this trend, with the exception of a few months during the height of the pandemic, the U.S. housing market saw robust growth throughout 2020 and into the first two quarters of 2021. At the end of the second quarter of 2021, home prices averaged 24.8% higher than a year earlier. Given the escalation in property values, a number of industry analysts have begun to consider if a significant price correction will occur later in 2021. (Sources: U.S. Dept. of Commerce, Bureau of Labor Statistics, CNBC; Reuters).

Merger, Acquisition, and Private Equity Activity. Merger and acquisition activity in 2020 totaled $3.6 trillion, a decrease of 7.7% from 2019. After slowing substantially in the first half of 2020, largely as a result of economic uncertainty stemming from COVID-19, companies experienced record M&A activity in the second half of the year, amounting to $2.3 trillion in business combinations as compared to $1.3 trillion in the first six months of 2020, the lowest half-year performance in almost ten years. The character of M&A transactions changed during the year as well, as a number of business combinations were pursued for reasons of survival in the first half of the year, but were consummated for more strategic purposes in the second half of the year, with digital and technology firms comprising the bulk of these latter transactions. The momentum of the second half of 2020 carried into the first quarter of 2021 with a record $1.3 trillion in transactions during the period, a 94% increase from the same period in 2020. This momentum continued into the second quarter, with a record $1.5 trillion in transactions during the period. A combination of low interest rates and high equity values contributed to this trend, which is expected to continue into the remainder of 2021. (Sources: Bloomberg, Financial Times; Reuters).

Private equity firms, special purpose acquisition companies (SPACs) and operating companies accumulated more than $7.6 trillion in cash during 2020 in anticipation of economic fallout from COVID-19. Due to such accumulation, companies were more likely to use their own securities rather than cash as currency in M&A transactions than in prior years. Of particular note is the increased use of SPACs as acquisition vehicles during 2020, which activity hit an all-time high of 298 SPAC transactions during the first quarter of 2021. This number then slowed to 58 transactions during the second quarter of 2021, principally due to enhanced SEC scrutiny, but is expected to gain momentum in the second half of the year. Private equity firms invested more in underperforming companies than during the 2008-09 market downturn, principally as a result of low capital costs and the anticipated short-term effect of the negative economic fallout from the coronavirus. Private debt and equity funds continued to increase in size, with U.S. debt funds now averaging more than $1.0 billion. The first half of 2021 witnessed a record $580 billion in private equity transactions, with some industry analysts predicting the year 2021 to surpass $1.0 trillion in total private equity deals. Despite this increasing activity, low interest rates and large amounts of undeployed capital from previous have continued to put upward pressure on asset prices and have constrained expected investment yields. (Sources: Pitchbook, Forbes).

During the three months ended June 30, 2021, our net asset value increased from $2.52 per share to $2.57 per share, an increase of 2.0%. As of June 30, 2021, our common stock is trading at a 31.8% discount to our net asset value as compared to 36.0% as of December 31, 2020.

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

Results of Operations

Investment Income and Expense

Net investment loss was relatively unchanged at $0.7 million for the three months ended June 30, 2021 and June 30, 2020, respectively. Net investment loss was $1.8 million and $1.6 million for the six months ended June 30, 2021, and June 30, 2020, respectively

Investment income declined to $0.0 million for the three and six months ended June 30, 2021, respectively from $0.1 million and $0.2 million for the three and six ended June 30, 2020, respectively due to the sale of interest/dividend bearing investments. Total expense was relatively unchanged at $0.8 million for the three months ended June 30, 2021 and 2020, respectively and $1.8 million for the six months ended June 30, 2021 and 2020, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the six months ended June 30, 2021, we realized a loss of $0.2 million from the adjustment of the escrow receivable from the sale of PalletOne, Inc.

During the six months ended June 30, 2020, we realized a gain of $8.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the six months ended June 30, 2021, we recorded a net change in unrealized appreciation of $2.9 million, to a net unrealized appreciation of $2.3 million. Such change in unrealized appreciation resulted primarily from an increase in fair value of our holding in Equus Energy, LLC of $2.9 million, principally due to increases in mineral acreage prices and a substantial increase in the short-and long-term prices for crude oil and natural gas.

During the six months ended June 30, 2020, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

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

Portfolio Securities

During the six months ended June 30, 2021, we made a follow-on investment of $0.35 million in Equus Energy, LLC.

During the six months ended June 30, 2020, we received dividends in the form of additional shares of $0.1 million relating to our shareholding in MVC.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 13, 2021

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

