Form 10-Q
period 2021-09-30
EQUUS TOTAL RETURN, INC.
filed 2021-11-15
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of November 15, 2021.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	September 30, 2021	December 31, 2020

(in thousands, except per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,961 and $7,611, respectively)	$12,000	$7,000
Total investments in portfolio securities at fair value	12,000	7,000
Temporary cash investments	—	24,000
Cash and cash equivalents	22,891	23,639
Restricted cash	—	240
Accounts receivable from affiliates	350	350
Escrow receivable	1,226	3,413
Other assets	556	181
Total assets	37,023	58,823
Liabilities and net assets
Accounts payable	84	54
Accrued compensation	693	990
Accounts payable to related parties	3	2
Borrowing under margin account	—	24,000
Total liabilities	780	25,046

Commitments and contingencies (see Note 2)

Net assets	$36,243	$33,777

Net assets consist of:
Common stock, par value	$13	$13
Capital in excess of par value	74,685	56,142
Accumulated deficit	(38,455)	(22,378)
Total net assets	$36,243	$33,777
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 10,000 and 5,000 shares authorized, respectively	—	—
Net asset value per share	$2.68	$2.50

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$—	$—	$—	$193
Non-affiliate investments	—	98	—	98
Total interest and dividend income	—	98	—	291
Interest from temporary cash investments	—	—	—	3
Other income - director fees	—	6	—	18
Total investment income	—	104	—	312

Expenses:
Compensation expense	329	418	1,169	1,113
Professional fees	113	195	581	803
Director fees and expenses	76	84	249	260
Professional liability expenses	178	80	344	201
General and administrative expenses	33	33	89	139
Mailing, printing and other expenses	21	8	78	74
Taxes	6	6	20	15
Interest expense	1	3	3	19
Total expenses	757	827	2,533	2,624

Net investment loss	(757)	(723)	(2,533)	(2,312)

Net realized (loss) gain:
Escrow receivable	526	—	349	—
Temporary cash investments	—	—	—	8
Net realized (loss) gain	526	—	349	8

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	1,750	(6,575)	4,650	(8,075)
Non-affiliate investments - related party	—	3,260	—	1,741
Net change in net unrealized appreciation (depreciation) of portfolio securities	1,750	(3,315)	4,650	(6,334)

Net increase (decrease) increase in net assets resulting from operations	$1,519	$(4,038)	$2,466	$(8,638)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.11	$(0.30)	$0.18	$(0.64)
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets
Balances at January 1, 2020	13,518	13	$56,062	$(10,086)	$45,989
Share-based incentive compensation	—	—	80	—	80
Net decrease in net assets resulting from operations	—	—	—	(7,175)	(7,175)
Balances at March 31, 2020	13,518	$13	$56,142	$(17,261)	$38,894
Net increase in net assets resulting from operations	—	—	—	2,575	2,575
Balances at June 30, 2020	13,518	$13	$56,142	$(14,686)	$41,469
Share-based incentive compensation	—	—	—	—	—
Net decrease in net assets resulting from operations	—	—	—	(4,038)	(4,038)
Balances at September 30, 2020	13,518	$13	$56,142	$(18,724)	$37,431

Balances at January 1, 2021	13,518	$13	$56,142	$(22,378)	$33,777
Net increase in net assets resulting from operations	—	—	—	298	298
Balances at March 31, 2021	13,518	$13	$56,142	$(22,080)	$34,075
Recharacterization of net capital losses	—	—	18,543	(18,543)	—
Net increase in net assets resulting from operations	—	—	—	649	649
Balances at June 30, 2021	13,518	$13	$74,685	$(39,974)	$34,724
Net increase in net assets resulting from operations	—	—	—	1,519	1,519
Balances at September 30, 2021	13,518	$13	$74,685	$(38,455)	$36,243

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
(in thousands)	2021	2020
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$2,466	$(8,638)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized gain:
Escrow receivable	(349)	—
Temporary cash investments	—	(8)
Net change in unrealized (appreciation) depreciation of portfolio securities
Control investments	(4,650)	8,075
Non-affiliate investments - related party	—	(1,741)
Share-based incentive compensation	—	80
Purchase of portfolio securities	(350)	(561)
Dividends exchanged for portfolio securities	—	(156)
Changes in operating assets and liabilities:
Sales of temporary cash investments, net	24,000	1,999
Accrued interest and dividend receivable	—	561
Accrued escrow receivable	2,538	—
Other assets	(375)	(121)
Accounts payable and accrued liabilities	(267)	140
Accounts payable to related parties	(1)	7
Net cash provided by (used in) operating activities	23,012	(363)
Cash flows from financing activities:
Borrowings under margin account	—	80,001
Repayments under margin account	(24,000)	(81,992)
Net cash used in financing activities	(24,000)	(1,991)
Net decrease in cash and cash equivalents	(988)	(2,354)
Cash and cash equivalents and restricted cash at beginning of period	23,879	4,256

Cash and cash equivalents and restricted cash at end of period	$22,891	$1,902
Supplemental disclosure of cash flow information:
Interest paid	$1	$8
Income taxes paid	$20	$15

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

FINANCIAL HIGHLIGHTS

(Unaudited)

	Nine Months ended September 30,
	2021	2020

Investment income	$—	$0.02
Expenses	0.19	0.19

Net investment loss	(0.19)	(0.17)

Net realized loss	0.03	—
Net change in unrealized appreciation (depreciation) of portfolio securities	0.34	(0.60)
Net change in unrealized depreciation of portfolio securities - related party	—	0.13
Net increase (decrease) in net assets resulting from operations	0.18	(0.64)
Capital transactions:
Shares issued for portfolio securities	—	0.01
Dilutive effect of shares issued	—	—
Decrease in net assets resulting from capital transactions	—	0.01
Net increase (decrease) in net assets	0.18	(0.63)
Net assets at beginning of period	2.50	3.40
Net assets at end of period, basic and diluted	$2.68	$2.77
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$2.16	$1.82
End of period	$2.32	$1.21
Selected information and ratios:
Ratio of expenses to average net assets	7.23%	6.29%
Ratio of net investment loss to average net assets	(7.23%)	(5.55%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	7.04%	(20.71%)
Return on net asset value	7.20%	(18.53%)
Total return on market price (1)	7.41%	(33.52%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2021

(Unaudited)

(in thousands, except share data)

Name and location of		Date of Initial		Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)	$7,961	$12,000

Total Control Investments: Majority-owned (represents 100% of total investments at fair value)				$7,961	$12,000
Total Investments				$7,961	$12,000

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

SEPTEMBER 30, 2021

(Unaudited)

All of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2021, we had invested 32.4% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of September 30, 2021, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our sole remaining portfolio company that comprises 100% of the total value of the investments in portfolio securities as of September 30, 2021.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes our sole remaining portfolio company and was 33.1% of our net asset value, 32.4% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of September 30, 2021. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2021 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$7,961	$12,000	33.1%

Total	$7,961	$12,000	33.1%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2021 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$12,000	33.1%
Total	$12,000	33.1%

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

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2020, we had invested 11.9% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2020, all of our investments were in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our sole remaining portfolio company that comprises 100% of the total value of the investments in portfolio securities as of December 31, 2020.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes our sole remaining portfolio company and was 20.7% of our net asset value, 11.9% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2020. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

SEPTEMBER 30, 2021

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

We elected to be treated as a BDC under the 1940 Act, although our shareholders have authorized us to withdraw this election on or before January 31, 2022 (see Note 6 “Conversion to an Operating Company – Authorization to Withdraw BDC Election” below). We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Impact of COVID-19—In 2019, SARS-CoV-2, a highly contagious pathogen which causes COVID-19, coronavirus disease, or simply, the ‘coronavirus’, arose in Wuhan Province, China. By the second quarter of 2020, all U.S. States had imposed various restrictions on travel, movement, and public assembly, and substantial portions of the U.S. economy, including the energy industry, were materially and negatively affected as a result.

The highly contagious nature of the coronavirus and its various strains has caused numerous private and public organizations to substantially alter the way in which they operate. In some cases, these workplace and operational alterations have become permanent. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We have also taken steps to minimize the exposure of our employees and service providers by allowing all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Our day-to-day operations and management have not, therefore, been materially affected by the coronavirus pandemic. However, the rise of the Delta variant, as well as other coronavirus strains, and continued government directives on social distancing and other conditions and restrictions have impaired our ability to travel to attend board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. As a consequence, our ability to source new investment prospects, facilitate dispositions of existing portfolio holdings, or consummate a substantial transaction has been constrained by these limitations. Should these disruptions and restrictions continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

Although our Company and our portfolio investments are generally affected by macroeconomic factors such as changes in the U.S. economy and fluctuations in energy prices, we are presently unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. Moreover, we are unable to predict the effect that the economic dislocation caused by the coronavirus will have on our efforts to complete a transformative transaction as described below. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

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

The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC.

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

Cash and Cash Equivalents—As of September 30, 2021, we had cash and cash equivalents of $22.9 million. We had $12.0 million of our net assets of $36.2 million invested in portfolio securities.

As of December 31, 2020, we had cash and cash equivalents of $23.6 million. We had $7.0 million of our net assets of $33.8 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of September 30, 2021, we did not secure a quarter-end margin loan as we have historically done, and thus had no restricted cash and temporary cash investments as of that date.

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

As of September 30, 2021, we had a follow-on commitment of $150,000 to invest in additional equity of Equus Energy, LLC.

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

Asset Coverage Ratio—Under the 1940 Act, BDCs are required to have an asset coverage ratio of 200%, meaning that the maximum debt that may be incurred by a BDC is the BDC’s net asset value. Pursuant to amendments made to the 1940 Act in March 2018, BDCs may now, with stockholder or board of directors approval, reduce this ratio to 150%, meaning that the maximum debt that may be incurred by a BDC is two times the BDC’s net asset value. In November 2019, we obtained approval of our shareholders to reduce our asset coverage ratio to 150%. This authorization permits Equus to borrow up to twice the value of the Fund’s net assets. Other than the margin loan obtained by the Fund from time to time to acquire U.S. Treasury bills to maintain our RIC status as described above, we have not yet undertaken any other additional borrowings.

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the third quarter of 2021, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the nine months ended September 30, 2021 and the year ended December 31, 2020.

As of September 30, 2021, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2021
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$12,000	$—	$—	$12,000
Total investments and temporary cash investments	$12,000	$—	$—	$12,000

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

The following table provides a reconciliation of fair value changes during the three months ended September 30, 2021 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of June 30, 2021	$10,250	$—	$—	$10,250
Change in unrealized appreciation	1,750	—	—	1,750
Fair value as of September 30, 2021	$12,000	$—	$—	$12,000

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2021 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2021	$7,000	$—	$—	$7,000
Change in unrealized appreciation	4,650	—	—	4,650
Purchases of portfolio securities	350	—	—	350
Fair value as of September 30, 2021	$12,000	$—	$—	$12,000

The following table provides a reconciliation of fair value changes during the three months ended September 30, 2020 for all investments for which we determine fair value using observable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of June 30, 2020	$5,500	$27,500	$977	$33,977
Change in unrealized appreciation	(561)	(3,500)	—	(4,061)
Purchase of portfolio securites	561	—	—	561
Fair value as of September 30, 2020	$5,500	$24,000	$977	$30,477

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2021: (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments		Asset approach Guideline transaction method Market approach	Acreage value (per acre)	$ 5,000	$ 9,000	$ 7,000
	$ 12,000		Recovery Rate Reserve Adjustment Factors	75%	100%	100%

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $12.0 million and $7.0 million as of September 30, 2021 and December 31, 2020, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities.

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

Escrowed Receivables, at Estimated Fair Value—In December 2020, we sold our interest in PalletOne, Inc (“PalletOne”). A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the purchaser. On March 31, 2021, we received $2.5 million in cash from PalletOne. We recognized a capital gain of $0.5 million due to the change in our estimated fair value of this receivable, which was $1.2 million as of September 30, 2021. See Subsequent Events.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of September 30, 2021 and December 31, 2020 are as follows:

	As of September 30, 2021	As of December 31, 2020
Accumulated undistributed net investment losses	$(42,843)	$(40,310)
Unrealized appreciation of portfolio securities, net	4,039	(611)
Accumulated undistributed net capital gains	349	18,543
Accumulated earnings deficit	$(38,455)	$(22,378)

In general, we may take certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities, and undistributed net capital gains for which we have loss carryforwards, among other items. During the nine months ended September 30, 2021, we recharacterized $18.5 million in accumulated undistributed net capital gains for which we had loss carryforwards, among other items. Accordingly, this recharacterization has increased capital in excess of par and decreased accumulated deficit.

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the nine months ended September 30, 2021, and we expect no state income tax for the year ended December 31, 2021.

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

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services. We paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $249,675 during the nine months ended September 30, 2020. Effective November 1, 2020, we entered into a written agreement with Mr. Denos to receive, in lieu of an hourly rate, a fixed monthly fee of $30,000.

(5)       Portfolio Securities

During the nine months ended September 30, 2021, we made a follow-on investment of $0.35 million in Equus Energy, LLC.

During the nine months ended September 30, 2021, we recognized a capital gain of $0.5 million due to the change in the estimated fair value of our escrow receivable related to the sale of PalletOne.

During the nine months ended September 30, 2021, with respect to our holding in Equus Energy, LLC, we recorded an increase in the fair value of $5.0 million and an increase in our cost basis of $0.35 million, resulting in a net change in unrealized appreciation of $4.65 million. Such change in fair value was  principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

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

During the nine months ended September 30, 2020, we recorded a net change in unrealized appreciation of $6.3 million, to a net unrealized appreciation of $19.0 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Decrease in the fair value of our shareholding in MVC Capital, Inc. (“MVC”) of $0.8 million due to a decrease in the share price of MVC which was partially offset by the receipt of dividend payments in the form of additional shares of MVC during the period;

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

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election— On August 17, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than January 31, 2022. This authorization and others which preceded it are a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will extend our current authorization we do not expect to cause the Fund to withdraw its election to be classified as BDC by January 31, 2022. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

Increase in Authorized Shares—On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved the restatement of our Certificate of Incorporation to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000, and the number of our authorized shares of preferred stock from 5,000,000 to 10,000,000. The increase is intended to help facilitate the transformation of Equus into an operating company and provide sufficient authorized shares to evaluate larger business concerns as possible acquisition or merger candidates.

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

Equus Energy was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests, which presently comprise 141 producing and non-producing oil and gas wells. On September 30, 2020, the Fund provided an additional $0.6 million in capital to Equus Energy for the purpose of additional working capital. On June 30, 2021, the Fund provided an additional $0.3 million in capital to Equus Energy for the purpose of additional working capital. The working interests include associated development rights of approximately 21,520 acres situated on 10 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of experienced operators, including the operator of Equus Energy’s 40 well interests located in the Conger Field, an oil and gas field on the edge of the Permian Basin that has experienced gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, was working with the operator in a recompletion program, now presently on hold, of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

The Impact of COVID-19 and Other Events—2020 witnessed unprecedented systemic events that had a material effect on oil prices globally and continued through the first three quarters of the year. Commencing in the fourth quarter of 2020, crude and natural gas prices began to rise and, as of the date of this filing on Form 10-Q, have recovered to, or have exceeded, pre-pandemic levels.

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

Revenue and Income—During the three months ended September 30, 2021, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, $0.08 million, and ($0.03) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.1 million, ($0.08) million, and ($0.2) million, respectively, for the three months ended September 30, 2020.

During the nine months ended September 30, 2021, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.6 million, $0.1 million, and ($0.07) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.3 million, ($0.15) million, and ($0.36) million, respectively, for the three months ended September 30, 2020.

Capital Expenditures—During the three and nine months ended September 30, 2021 and September 30, 2020, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

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

Below is summarized consolidated financial information for Equus Energy as of September 30, 2021 and December 31, 2020 and for the three months and nine months ended September 30, 2021 and 2020, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$694	$621
Accounts receivable	156	77
Total current assets	850	698
Oil and gas properties	8,093	8,061
Less: accumulated depletion, depreciation and amortization	(8,093)	(8,061)
Net oil and gas properties	—	—
Total assets	$850	$698

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$100	$229
Due to affiliate	350	350
Total current liabilities	450	579
Asset retirement obligations	213	208
Total liabilities	663	787

Total member's equity (deficit)	187	(89)

Total liabilities and member'sequity (deficit)	$850	$698

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

EQUUS ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Operating revenue	$237	$120	$623	$337
Operating expenses
Direct operating expenses	155	200	482	492
General and administrative	53	38	178	187
Depletion, depreciation, amortization and accretion	2	84	5	21
Impairment of oil and gas properties	—	—	32	—
Total operating expenses	210	322	697	700
Net loss	27	(202)	(74)	(363)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:

Net loss	$(74)	$(320)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, depreciation and amortization	5	15
Impairment	32	—
Changes in operating assets and liabilites:
Accounts receivable	(79)	22
Prepaid expenses and other current assets	—	34
Accounts payable and other	(129)	(15)
Due to Parent	—	—
Net cash used in operating activities	(245)	(264)

Cash flows from investing activities:
Investment in oil & gas properties	(32)	(30)
Net cash (used in) provided by investing activities	(32)	(30)

Cash flows from financing activities:
Member contributions	350	—
Net cash provided by investing activities	350	—
Net increase (decrease) in cash	73	(294)
Cash and cash equivalents at beginning of period	621	553
Cash and cash equivalents at end of period	$694	$259

Critical Accounting Policies for Equus Energy

Oil & Gas Properties—Equus Energy and its wholly-owned subsidiary EQS Energy Holdings, Inc. (collectively, “the Company”) follow the Full Cost Method of Accounting for oil and gas properties. Under the full cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. Gains or losses are normally reflected as an adjustment to the full cost pool. Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as additional impairment in the accompanying statements of operations.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $5 thousand and $21 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2021, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized an impairment loss on its oil and gas properties during the nine months ended September 30, 2021 and 2020 of $32 thousand and $0, respectively.

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

        Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the nine months ending September 30, 2021 and 2020, respectively.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

In October 2021, we received $1.2 million for the cash escrow receivable related to the sale of PalletOne.

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
29

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long- term capital appreciation through the exercise and sale of warrants received in connection with the financing. To the extent that we remain a BDC, we will seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies (and smaller public companies) in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management and Board of Directors believe it is prudent to continue to review alternatives to refine and further clarify the current strategies.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election. On August 17, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than January 31, 2022. This authorization and others which preceded it are a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect our shareholders will extend our current authorization, we do not expect to cause the Fund to withdraw its election to be classified as a BDC by January 31, 2022. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Current Market Conditions

Impact of the Coronavirus Generally. The introduction of the coronavirus has had a substantial detrimental impact on markets and economic forecasts for governments and businesses worldwide, and could have a materially adverse impact upon our operations and that of our sole remaining portfolio company, although the extent of the impact cannot be determined at the present time. Beginning in the first quarter of 2020, all U.S. states and many foreign countries implemented significant travel, movement, and assembly restrictions, as well as restrictions on the movement of goods. Beginning in September 2020, a number of U.S. states began to relax certain restrictions on commercial and social activity, including permitting some primary, secondary, and university students to return to in-person classes.

Largely as a consequence of this type of increased social interaction, the U.S. experienced a resurgence in COVID-19 infections and concomitant deaths that continued through the first two quarters of 2021. In addition, beginning in late 2020, a number of new and more highly contagious strains of the virus began to appear, most notably of which was the Delta variant, which was first encountered in the United States in March 2021. The resurgence in infections and the introduction of these new strains resulted in the return of proscriptions on certain social gatherings, some of which continued through the end of the third quarter of 2021.

As of October 28, 2021, the number of U.S. deaths attributable to the coronavirus stood at over 742,000. Beginning in late 2020, however, a number of global pharmaceutical companies introduced one and two-dose COVID-19 vaccines to the market, and in the third quarter of 2021, also introduced a third ‘booster’ shot to address new variants to the virus. On October 28, 2021, the U.S. Centers for Disease Control (“CDC”) reported that 78.0% of the U.S. population above the age of 12 had received at least one dose of these vaccines. With lowering infection and death rates, a number of states had begun again to relax restrictions on social and commercial activity, and most of these states had also relaxed requirements regarding the wearing of a protective face mask. However, the CDC has reported that persons infected with the Delta variant can carry up to 1,000 times more virus in their nasal passages than compared to the original coronavirus strain, making it one of the most highly contagious respiratory diseases encountered in many years. The virulence of this and other strains has led some states and foreign countries to delay or even reverse an easing of certain social activity proscriptions.

Impact of the Coronavirus on Our Operations. The highly contagious nature of the coronavirus and its various strains has caused numerous private and public organizations to substantially alter the way in which they operate. In some cases, these workplace and operational alterations have become permanent. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We have also taken steps to minimize the exposure of our employees and service providers by allowing all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Our day-to-day operations and management has not, therefore, been materially affected by the coronavirus pandemic. However, government directives on social distancing and other restrictions and conditions have impaired our ability to travel to attend board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. As a consequence, our ability to source new investment prospects, facilitate dispositions of existing portfolio holdings, or consummate a substantial transaction has been constrained by these limitations. Should these disruptions and restrictions continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector. 2020 witnessed unprecedented systemic events that had a material effect on oil prices globally and continued through the first three quarters of the year. Commencing in the fourth quarter of 2020, crude and natural gas prices began to experience a sustained increase and, as of the date of this filing on Form 10-Q, have recovered to, or have exceeded, pre-pandemic levels. Notwithstanding present pricing conditions and forecasts for the remainder of 2021, operators of the leasehold interests held by Equus Energy have not yet undertaken significant capital expenditures, which could have a material adverse effect upon the operations and long-term financial condition of Equus Energy. To conserve existing cash resources or create additional cash resources during the next year, Equus Energy intends to either: (i) attempt to secure equity or debt financing from one or more institutional sources, which sources may include the Fund, a commercial lender, or other investors, (ii) request that its operators shut-in additional wells, (iii) sell certain of its oil and gas holdings, or (iv) undertake a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to fund the operating expenses of Equus Energy over the next twelve-months.

 The U.S. Economy. Largely resulting from the economic disruption caused by the coronavirus, the U.S. economy was highly volatile during 2020, but finished the year on a strong upward trend. With the decrease in infection rates and deaths, together with increased vaccination rates and a substantial fiscal stimulus, the U.S. economy began to stabilize, posting annualized increases of 6.4% and 6.7%, respectively, in GDP growth during the first and second quarters of 2021. The rise of the Delta variant and the phasing out of stimulus payments contributed to slowing growth in the third quarter of 2021, which posted an annualized increase of 2.0%, significantly below the Conference Board Economic Forecast of 3.5%. The Conference Board expects U.S. GDP to increase overall by 5.7% for all of 2021, 3.8% for 2022, and 3.0% for 2023. The sector that contributed most significantly to the GDP increase during the first nine months of 2021 was consumer spending, principally driven by additional stimulus checks being delivered in the first and second quarters. (Sources: U.S. Dept. of Commerce Bureau of Economic Analysis, Conference Board Leading Economic Index, CNBC)

Employment and Housing. Prior to the onset of the coronavirus pandemic, the U.S. unemployment rate stood at 3.5%, a historic low. The rate peaked at 14.7% in April 2020 and finished the year at 6.7%. The first nine months of 2021 saw this number further reduced to 4.8% as of September 30, 2021. Commensurate with expected strong GDP growth overall in 2021, Goldman Sachs predicts the unemployment rate to be 4.1% by the end of 2021. In keeping with this trend, with the exception of a few months during the height of the pandemic, the U.S. housing market saw robust growth throughout 2020 and into the first nine months of 2021. At the end of the third quarter of 2021, the median home value was $400,000 for the first time in history, and the average sale price during the third quarter of 2021 also set a record at $453,000. Given the escalation in property values, a number of industry analysts have begun to consider if a significant price correction will occur later in 2021 or in 2022. (Sources: U.S. Dept. of Commerce, St. Louis Federal Reserve; Bureau of Labor Statistics, CNBC; Reuters).

Merger, Acquisition, and Private Equity Activity. Merger and acquisition activity in the first nine months of 2021 totaled $4.3 trillion, a record for a nine month period. KPMG is predicting that total merger and acquisition values for all of 2021 will be $6.0 trillion, which amount would surpass 2019 as the highest ever. A combination of low interest rates and high equity values contributed to this trend, which is expected to continue for the remainder of 2021 and into 2022. (Sources: Bloomberg, Financial Times; Reuters).

Private equity firms, special purpose acquisition companies (SPACs) and operating companies accumulated more than $7.6 trillion in cash during 2020 in anticipation of economic fallout from COVID-19. Due to such accumulation, companies were more likely to use their own securities rather than cash as currency in M&A transactions than in prior years. Of particular note is the increased use of SPACs as acquisition vehicles during 2020, which activity hit an all-time high of 317 SPAC transactions during the first quarter of 2021. This number then slowed to 106 and 111 transactions during the second and third quarters, respectively, of 2021, principally due to enhanced SEC scrutiny, but is again expected to gain momentum in the fourth quarter of the year. Private equity firms invested more in underperforming companies than during the 2008-09 market downturn, principally as a result of low capital costs and the anticipated short-term effect of the negative economic fallout from the coronavirus. Private debt and equity funds continued to increase in size, with U.S. debt funds now averaging more than $1.0 billion. The first half of 2021 witnessed a record $580 billion in private equity transactions, with some industry analysts predicting the year 2021 to surpass $1.0 trillion in total private equity deals. Despite this increasing activity, low interest rates and large amounts of undeployed capital from previous have continued to put upward pressure on asset prices and have constrained expected investment yields. (Sources: Pitchbook, Forbes).

During the three months ended September 30, 2021, our net asset value increased from $2.57 per share to $2.68 per share, an increase of 4.3%. As of September 30, 2021, our common stock is trading at a 15.5% discount to our net asset value as compared to 36.0% as of December 31, 2020.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.8 million for the three months ended September 30, 2021 and $0.7 million September 30, 2020, respectively. Net investment loss was $2.5 million and $2.3 million for the nine months ended September 30, 2021, and September 30, 2020, respectively

Investment income declined to $0.0 million for the three and nine months ended September 30, 2021, respectively from $0.1 million and $0.3 million for the three and nine ended September 30, 2020, respectively due to the sale of interest/dividend bearing investments. Total expense was relatively unchanged at $0.8 million for the three months ended September 30, 2021 and 2020, respectively and $2.5 million for the nine months ended September 30, 2021 and $2.6 million for the nine months ended September 30, 2020, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2021, we realized a gain of $0.5 million from the adjustment of the escrow receivable from the sale of PalletOne, Inc.

During the nine months ended September 30, 2020, we realized a gain of $8.0 thousand from the sale of temporary cash investments.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

 During the nine months ended September 30, 2021, with respect to our holding in Equus Energy, LLC, we recorded an increase in the fair value of $5.0 million and an increase in our cost basis of $0.35 million, resulting in a net change in unrealized appreciation of $4.65 million. Such change in fair value was  principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

During the nine months ended September 30, 2020, in connection with our shareholding in MVC Capital, Inc. (“MVC”), we received dividends in the form of additional MVC shares valued at $0.2 million, together with $134,585 in cash.

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

Portfolio Securities

During the nine months ended September 30, 2021, we made a follow-on investment of $0.35 million in Equus Energy, LLC.

During the nine months ended September 30, 2020, we converted into equity $0.6 million in advances we made to Equus Energy, LLC, our wholly-owned subsidiary.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

In October 2021, we received $1.2 million for the cash escrow receivable related to the sale of PalletOne.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

 Item 6. Exhibits

3.       Articles of Incorporation or Bylaws

(a)	Restated Certificate of Incorporation of the Fund. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021]
(b)	Certificate of Merger, dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on form 10-K for the year ended December 31, 2007]
(c)	Amended and Restated Bylaws of the Fund [Incorporated by reference to Exhibit 3(c) to Registrant’s Current Report on Form 8-K filed on June 30, 2014]

10.       Material Contracts

(a)	Safekeeping Agreement between the Fund and Amegy Bank, dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]
(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]
(c)	Code of Ethics of the Fund (Rule 17j-1). [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009]
(d)	2016 Equity Incentive Plan, adopted June 13, 2016. [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016]

31.       Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chief Executive Officer*
2.	Certification by Chief Financial Officer*

32.       Rule 1350 Certifications

1.	Certification by Chief Executive Officer*
2.	Certification by Chief Financial Officer*

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: November 15, 2021

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

