Form 10-K
period 2021-12-31
EQUUS TOTAL RETURN, INC.
filed 2022-03-30
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $12,079,022 computed on the basis of $1.95 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2021. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding as of March 11, 2022. The net asset value of a share of the Registrant as of December 31, 2021 was $2.69.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2022 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

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

Significant Developments

Impact of COVID-19 Generally. In 2019, SARS-CoV-2, a highly contagious pathogen which causes COVID-19, coronavirus disease, or simply, the ‘coronavirus’, arose in Wuhan Province, China and spread to most of the world by the end of the first quarter of 2020. Throughout 2020, the spread of Covid-19 had a destabilizing effect on business and society globally, including labor shortages, supply chain disruptions, civil unrest, and unprecedented public borrowing to stimulate business and consumer economic activity. Although the global economy largely recovered from the slowdowns and interruptions of the first half of 2020, beginning in late 2020 and continuing throughout 2021, new and more highly contagious strains of the virus appeared in different parts of the world, all of which were transmitted across the globe within a matter of weeks. The resurgence in infections and the introduction of these new strains, including the most recent Omicron strain in late 2021, have resulted in the return of some proscriptions on social gatherings that were originally introduced in the early stages of the pandemic and had been relaxed in later 2020 or early 2021. Many of these reimposed restrictions have continued into the first quarter of 2022. As of December 31, 2021, the number of worldwide deaths attributable to the coronavirus stood at over 5.4 million.

The highly contagious nature of the coronavirus has caused numerous private and public organizations to substantially alter the way in which they operate. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We are presently unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. Moreover, we are unable to predict the effect that the economic dislocation caused by the coronavirus will have on our efforts to grow our business internationally. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

We have taken steps to minimize the exposure of our employees and service providers by requiring all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone or video conference with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Our day-to-day operations and management has not, therefore, been materially affected by the coronavirus pandemic. However, government directives on social distancing and other restrictions have resulted in less in-person board meetings, face-to-face negotiations, and other social functions which are endemic to the interpersonal nature of private equity investing. As a consequence, our ability to source new investment prospects, facilitate dispositions of existing portfolio holdings, or consummate a substantial transaction has been somewhat constrained by these limitations. Should these trends continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

Although our company and our portfolio company are generally affected by macroeconomic factors such as an overall downturn in the U.S. economy and fluctuations in energy prices, we are presently unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. Moreover, we are unable to predict the effect that the economic dislocation caused by the coronavirus will have on our efforts to complete a transformative transaction as described below. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector. The substantial volatility in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020 as a result of the coronavirus pandemic, only to increase to multi-year highs in the first quarter of 2022, largely as a result of high industrial and consumer demand, a reluctance of U.S. producers and OPEC nations to generate additional supply, and rising international tensions in Ukraine. Meanwhile, gas prices had increased in the third quarter of 2021 to $5.50 per MMBTU, a level not seen since 2014. The increased prices for oil and gas, including the forward pricing curves for these commodities, has improved the outlook and prospects for remaining small oil and gas firms such as Equus Energy that hold development rights in low-cost production reservoirs such as those underlying the Permian Basin and the Eagle Ford Shale regions.

Authorization to Withdraw BDC Election. On August 17, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization expired on January 31, 2022, we expect to receive an additional authorization from our stockholders in the future. This authorization and others which preceded it are a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. On August 17, 2021, we received this authorization from our shareholders to withdraw our BDC election and, although this authorization expired on January 31, 2022, we expect to receive an additional authorization by our stockholders in the future. This authorization and others which preceded it were provided as a consequence of our plan to effect a transformation of Equus by: (i) acquiring or merging with an operating company based in the energy, natural resources, technology, or financial services sectors, and (ii) terminating the Fund’s election to be classified as a BDC under the 1940 Act. Notwithstanding the present authorization to withdraw our BDC election, we will require a separate affirmative vote of the holders of a majority of our outstanding voting securities to consummate a transformation of Equus and change the nature of our business (see “Significant Developments−Authorization to Withdraw BDC Election” above).

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

In addition, should we choose not to distribute at least 98.2% of our capital gain net income for each one-year period ending on October 31, we will be subject to a 4.0% nondeductible Federal exercise tax. For the year ended December 31, 2021, we incurred a capital gain related to the settlement of the escrow receivable in connection with the sale of our interest in PalletOne, Inc. that was not fully offset by our capital loss carryforward. We chose not to distribute this small amount for the current year and pay the RIC and excise tax. As such, as of December 31, 2021, we have accrued a $38,000 in corporate level income and excise tax in lieu of making a distribution of the net capital gain.

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

During the year ended December 31, 2021, according and pursuant to ASC 946-20-50, we recharacterized as a return of capital in excess of par certain accumulated undistributed net capital gains of $18.5 million for which we had loss carryforwards.

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

Certifications

In May 2021, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, we submitted to the NYSE an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

The introduction of the coronavirus in late 2019 has had a destabilizing effect on business and society globally, including labor shortages, supply chain disruptions, civil unrest, and unprecedented public borrowing to stimulate business and consumer economic activity. Although the global economy largely recovered from the slowdowns and interruptions of the first half of 2020, beginning in late 2020 and continuing throughout 2021, new and more highly contagious strains of the virus appeared in different parts of the world, all of which were transmitted across the globe within a matter of weeks. The resurgence in infections and the introduction of these new strains, including the most recent Omicron strain in late 2021, have resulted in the return of certain travel restrictions and some proscriptions on social gatherings that were originally introduced in the early stages of the pandemic and had been relaxed in later 2020 or early 2021. Many of these reimposed restrictions have continued into the first quarter of 2022. As of December 31, 2021, the number of worldwide deaths attributable to the coronavirus stood at over 5.4 million. Notwithstanding the large-scale introduction of vaccines into the market, if new and less inoculatable strains of the coronavirus continue to spread, or if the economic disruption caused thus far by the coronavirus continues, our operations and financial condition, including our access to liquidity, could be materially adversely affected.

The coronavirus could have an adverse impact on our ability to conduct business.

The highly contagious nature of the coronavirus has caused numerous private and public organizations to substantially alter the way in which they operate. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We have also taken steps to minimize the exposure of our employees and service providers by requiring all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Although most of these restrictions have been reduced or eliminated, some government directives on social distancing and shelter-in-place mandates have remained in place and have constrained our ability to travel to attend in-person board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. Should these disruptions and restrictions on travel continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

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

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company. In view of the net asset value of the Fund as of December 31, 2021 and the fact that our sole portfolio investment consists of our equity holding in Equus Energy, however, we would expect that any new investments may exceed this percentage for the immediate future. Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

We have had net investment losses in the past five years, with a net investment loss of $3.4 million for the year ended December 31, 2021. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, our results of operation, and our financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

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

As noted elsewhere herein, on August 17, 2021 we received authorization from our stockholders to withdraw our election to be classified as a BDC. Although this authorization expired on January 31, 2022, we expect to receive an additional authorization from our stockholders in the future. Accordingly, our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company instead of a BDC and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such transformation and remain a BDC. If we maintain our status as a BDC and do not complete the transformation to become an operating company or a permanent capital vehicle, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. A principal category of qualifying assets relevant to our business is securities purchased in transactions not involving any public offering from issuers that qualify as eligible portfolio companies under the 1940 Act. Investments in companies organized outside of the United States or having a principal place of business outside of the United States are also not considered eligible portfolio companies.

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

In addition, our distributions will be taxable as dividends to the extent paid from earnings and profits. We may also cease to qualify as a RIC or be subject to income tax and/or a 4% excise tax, if we fail to distribute a sufficient portion of our net investment income and net realized capital gains. The loss of our RIC qualification would have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

Because we intend to distribute substantially all of our income and net realized capital gains to our stockholders, if we continue to operate as a BDC and as a RIC, we will need additional capital to finance our growth.

As noted above, inasmuch as we expect to receive a future authorization from our stockholders to withdraw our election to be classified as a BDC, such withdrawal also means that we will not operate as a RIC. Our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company and the withdrawal of our BDC election and RIC status within this time frame, but we may nevertheless not consummate any such transformative transaction and remain a BDC and continue to seek to qualify as a RIC. In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, for so long as we maintain our status as a BDC, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long- term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

As noted above, on August 17, 2021, our stockholders authorized our Board and Chief Executive Officer to withdraw our election to be classified as a BDC and, although this authorization expired on January 31, 2022, we expect to receive a further authorization from our stockholders in the future. Accordingly, our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such transformative transaction and remain a BDC. If we maintain our status as a BDC and do not complete a transformation into an operating company or a permanent capital vehicle, we will continue to be subject to the 1940 Act. As an investment company, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

In prior years, we announced our plan to effect the restructuring of the Fund as an operating company no longer subject to the 1940 Act, which transaction could take the form of a sale of Equus, a restructuring, a recapitalization, merger, or other business combination, or the conversion of Equus into a permanent capital vehicle. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of a transformative transaction of Equus into an operating company or permanent capital vehicle. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and, although we believe we will consummate a transaction that would result in the transformation of Equus into an operating company during 2022, we may be wrong. Our Board of Directors has not set a timetable for completion of the evaluation of a potential transaction.

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

We have elected to be classified as a BDC under the 1940 Act. However, if we effect a reorganization of the Fund into an operating company or a permanent capital vehicle, we will seek to terminate our BDC classification. On August 17, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC. Although this authorization expired on January 31, 2022, we expect to receive a further such authorization from our stockholders in the future. Nevertheless, if we were to terminate our election to be classified as a BDC and were still determined by the SEC to constitute an “investment company,” we would be subject to significantly greater regulatory requirements and constraints than under those which we presently operate, the result of which could have a material adverse effect on our results and financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “EQS”. We had approximately 2,400 stockholders as of December 31, 2021, 640 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2021, our net asset value per share was $2.69.

The following table reflects the high and low closing sales prices per share of our common stock on the NYSE, and net asset value (“NAV”) per share for each of the three years ended December 31, 2020, by quarter:

	2121				2020				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$2.23	$1.96	$2.75	$2.48	$1.79	$1.28	$1.51	$2.30	$1.98	$1.86	$1.76	$1.83
Low	1.61	1.82	1.88	2.12	0.95	0.95	1.14	1.10	1.79	1.60	1.55	1.50
NAV	2.52	2.57	2.68	2.69	2.88	3.07	2.77	2.50	3.44	3.55	3.63	3.60

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Equus is a BDC that provides financing solutions for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income. Consistent with our announced intention to transform Equus into an operating company or a permanent capital vehicle, on August 17, 2021, our shareholders authorized our Board to withdraw our BDC election and, although this authorization expired on January 31, 2022, we expect to receive a further authorization from our stockholders in the future. Nevertheless, we will not withdraw this election unless and until we have entered into a definitive agreement to convert Equus into an operating company or a permanent capital vehicle. Further, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. See Significant Developments – Authorization to Withdraw BDC Election above.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2021, 2020 and 2019, we did not incur any non-recurring expenses.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2021, we had invested 11.9% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 100% in membership interests in limited liability companies.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2021, we had $150,000 in outstanding commitments to Equus Energy, LLC.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions, including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1.5:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2021 and 2020, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. So long as we remain a BDC, save for minor exceptions we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake, and we have not previously undertaken, any such share repurchases, nor do we further anticipate taking any such action in 2022.

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $0, $0.08 million, $0.3 million respectively, for the years ended December 31, 2021, 2020 and 2019.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $13.0 million and $7.0 million as of December 31, 2021 and 2020, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2019, one of our portfolio investments, MVC Capital, Inc., was publicly listed on the NYSE with 563,894 common shares. In the fourth quarter of 2020, we disposed of these shares, together with additional shares of MVC that were received as dividends during the first three quarters of that year.

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

Federal Income Taxes

So long as we maintain our status as a BDC, we intend to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. As of December 31, 2021, we have accrued a $38,000 in corporate level income and excise tax in lieu of making a distribution of the net capital gain for the sale of PalletOne, Inc. We may borrow money from time to time to maintain our status as a RIC under the Code. See “Overview – Financing Activities” above.

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

Payment in Kind Interest

We may have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, we must pay out to our stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments.

Recent Accounting Pronouncements

See the Fund’s Accounting Standards Recently Adopted and Accounting Standards Not Yet Adopted from the disclosure set forth in Footnote 9 in the notes to the Financial Statements.

Current Market Conditions

U.S. GDP increased at an annualized rate of 6.9% in the fourth quarter of 2021 following an annualized increase of 2.3% for the third quarter of 2021. Overall, GDP growth was 5.5% for all of 2021, the highest annual increase since 1984. The GDP gains in 2021 were largely due to increased consumer spending in the first half of the year which was partially financed from federal stimulus programs, as well as higher inventory purchases which drove gains during the last half of the year. However, decreased consumer spending in late 2021 resulting from the expiration of stimulus payments and the onset of systemic inflation, has led to significantly lower growth forecasts in 2022. The Conference Board is projecting an annualized increase of 2.0% during the first quarter of 2022 and an overall projected increase of 3.5% for the entire year. The Congressional Budget Office is predicting 3.7% GDP growth for 2022. (Sources: The Conference Board, The Wall Street Journal; Congressional Budget Office).

As of February 2022, the U.S. unemployment rate stood at 4.0%, well below the 6.2% rate of February 2021 and substantially below the high of 14.5% in April 2020 when economic uncertainty associated with Covid-19 was at its peak. Economists are projecting a stable 4.0% unemployment rate for the first quarter of 2022, which is expected to remain above the pre-pandemic level of 3.5% for the remainder of the year. Most of the recent employment gains in 2021 were due to gains in the leisure and hospitality industry, professional and business services, retail trade, transportation, and warehousing. (Sources: Bureau of Labor Statistics; Trading Economics).

Consumer prices, which had largely been held in check during the pandemic, began to rise steadily in the second quarter of 2021 and, by the third quarter of 2021, had reached an annualized rate of 5.4%. Although a number of commentators suggested that the price rises would be temporary due to supply and logistical constraints, the fourth quarter of 2021 saw further increases, with a non-core annualized rate of inflation of 7.0% by the end of 2021. January 2022 again saw a further increase to an annualized rate of 7.5%, the highest since 1982. Much of the inventory gains in the second half of 2021 discussed above were due to businesses seeking to stockpile inventories to offset the effects of anticipated future price increases. (Source: Trading Economics).

Global merger and acquisition activity in 2021 exceeded $5.0 trillion, an all-time record and $1.4 trillion greater than 2020, an increase of 38.9%. U.S.-based corporate acquirors, sitting on over $2.0 trillion in cash from higher earnings and funds raised from bond and equity offerings, were the principal drivers of the acquisition boom, accounting for over 50.0% of worldwide activity, while private equity firms comprised 27.0% of this total. Technology and healthcare were the sectors that experienced the most significant dealmaking activity during the year. A combination of low interest rates and high equity values contributed to this trend, which is expected to continue into 2022. (Source: Reuters).

Private equity firms experienced a record year in 2021, concluding 8,548 transactions worth $2.1 trillion, which was more than double the industry’s total for 2020 ($1.0 trillion). Buyouts comprised the largest component of PE activity, amounting to $1.5 trillion of the total. Technology, media, and telecommunications were the industries most represented in private equity transactions in 2021, recording $784.2 billion during the year, almost double the $404.0 billion for 2020. The number of transactions sharply increased as well, with 3,268 deals consummated in 2021 versus 1,845 in 2020. At the end of 2021, private equity firms were in possession of $2.3 trillion in cash reserves, suggesting that robust dealmaking activity is likely to continue well into 2022, notwithstanding inflationary pressures and other economic uncertainties. Transactions by special purpose acquisition companies (SPACs) had experienced considerable investor interest and dealmaking activity in 2020 and the beginning of 2021, with 298 SPAC IPOs in the first quarter of 2021. SPAC IPOs slowed dramatically during the second and third quarters of 2021 as a result of poor post-acquisition (de-SPAC) performance and increased regulatory scrutiny. Although the fourth quarter of 2021 saw a rebound with 166 SPAC IPOs, 60% of the cash in previously existing SPACs had been returned to investors, and more than 500 SPACs had yet to find a suitable acquisition target. (Sources: The Wall Street Journal; SPACInsider)

During 2021, our net asset value increased from $2.50 per share as of December 31, 2020 to $2.62 per share as of December 31, 2021. As of December 31, 2021, our common stock was trading at a 10.1% discount to our net asset value as compared to 36.0% as of December 31, 2020.

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

Year Ended December 31, 2021

As of December 31, 2021, we had total assets of $39.7 million, of which $13.0 million were invested in portfolio investments and $23.5 million were invested in cash and cash equivalents.

As of December 31, 2021, we also had $2.5 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $2.5 million was invested in U.S. Treasury bills and $0.02 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 4, 2022 and we subsequently repaid this margin loan. The margin interest was paid on February 3, 2022.

Operating Activities. We provided $21.1 million in cash for operating activities in 2021. In 2021, we made a $0.3 million investment in the form of a cash advance in a portfolio company. We paid fees to our professional advisers, directors, banks and others of $3.4 million, while realizing a gain of $0.4 million from the disposition of one portfolio company.

Financing Activities. We used $21.5 million in cash from financing activities for 2021. We did not declare any dividends in 2021.

Year Ended December 31, 2020

As of December 31, 2020, we had total assets of $58.8 million, of which $7.0 million were invested in portfolio investments and $23.6 million were invested in cash and cash equivalents.

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

Results of Operations Investment Income and Expense

Year Ended December 31, 2021 as compared to Year Ended December 31, 2020

Total income from portfolio securities was $0 for 2021, compared to $0.3 million in 2020. The decrease was due to the sale of interest-bearing securities in 2020.

Compensation expense in 2020 was $3.1 million. Compensation expense in 2021 totaled $1.6 million, a decrease of $1.5 million. The 2020 amount included bonus accruals of $990,000, which amount will be paid out over the next three fiscal years.  The difference in compensation expense from 2020 to 2021 was a result of bonuses earned in connection with dispositions of certain of the Fund’s portfolio investments in 2020.

Professional fees decreased to $0.7 million in 2021 from $1.1 million in 2020, primarily due to a decrease in consulting and legal fees.

General and administrative expenses were comparable from 2020 to 2021, and were $0.14 million and $0.17 million respectively.

As a result of the factors described above, net investment loss after expenses was $3.4 million for 2021 as compared to a net investment loss of $4.9 million in 2020.

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

Summary of Portfolio Investment Activity

Year Ended December 31, 2021

During 2021, we made a $0.3 million non-cash follow-on investment in Equus Energy, LLC.

The following table includes summarizes investment activity during the year ended December 31, 2021 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Equus Energy, LLC	$—	$—	$350	$—	$350

	$—	$—	$350	$—	$350

Year Ended December 31, 2020

During 2020, we received 19,164 shares of MVC in the form of stock dividend payments.

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

Realized Gains and Losses

Year Ended December 31, 2021

During 2021, we received a combination of escrowed and contingent payments of $3.8 million from the sale of our interest in PalletOne, Inc. in December 2020, realizing a capital gain of $0.4 million.

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

Changes in Unrealized Appreciation of Portfolio Securities

Year Ended December 31, 2021

During 2021, we recorded an increase of $5.6 million in net unrealized appreciation, from an unrealized depreciation of $0.6 million at December 31, 2020 to a net unrealized appreciation of $5.0 million at December 31, 2021. Such change in unrealized appreciation resulted primarily from the increase in the fair value of our holdings in Equus Energy, LLC of $5.6 million, principally due to increases in oil and gas prices, as well as increases in the short- and long-term forward pricing curves for these commodities.

Year Ended December 31, 2020

During 2020, we recorded a decrease of $26.0 million in net unrealized appreciation, from $25.4 million at December 31, 2019 to a net unrealized depreciation of $0.6 million at December 31, 2020. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Transfer of unrealized depreciation to realized loss of our holdings in MVC of $1.7 million in connection with the sale of our shares of MVC;

(ii)	Transfer of unrealized appreciation to realized gain of our holdings in PalletOne, Inc. of $26.1 million in connection with the sale of our common shares of PalletOne, Inc.; and

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

Year Ended December 31, 2019

During 2019, we recorded an increase of $8.3 million in net unrealized appreciation, from $17.1 million at December 31, 2018 to $25.4 million. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Net increase in the fair value of our shareholding in MVC of $0.5 million due to an increase in the share price of MVC and the receipt of dividend payments in the form of additional shares of MVC during the year;

(ii)	Increase in fair value of our shareholding in PalletOne, Inc. of $6.0 million due to improved operating performance;

(iii)	Transfer of unrealized depreciation to realized loss of our holdings in EMDC of $2.8 million in connection with the dissolution of EMDC and the transfer of its assets to the Fund; and

(iv)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.0 million, principally due to decreases in gas prices and decreases in the short- and long-term forward pricing curve for oil.

Portfolio Securities

As of December 31, 2021, we had active investments in the following portfolio company:

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil& gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently represented by 136 producing and non-producing oil and gas wells, including associated development rights of approximately 21,520 acres situated on 10 separate properties in Texas and Oklahoma. On September 30, 2020, the Fund provided an additional $0.6 million in capital to Equus Energy for the purpose of additional working capital. On June 30, 2021, the Fund provided an additional $0.3 million in capital to Equus Energy for the purpose of additional working capital. The working interests held by Equus Energy range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Burk Royalty, which has operating responsibility for leasehold interests in the Conger Field, representing approximately one-third of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil and gas firm. Following sharp price decreases of oil and gas in the first and second quarters of 2020, short and long-term prices of oil began to recover in the second half of the year. As a result, the fair value of this holding increased to $13.0 million at December 31, 2021 from $7.0 million at December 31, 2020.

Off Balance Sheet Arrangements

We had an operating lease for office space that expired in September 2014. Our current office space lease as of December 31, 2020 is on a month-to-month basis. Rent expense, inclusive of common area maintenance costs, was $90,000 for the year ended December 31, 2021.

Contractual Obligations

As of December 31, 2021, we had $0.2 million in outstanding commitments to our portfolio company investments.

Dividends

So long as we remain a BDC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 4, 2022, our holding in $2.5 million in U. S. Treasury Bills matured and we repaid our year-end margin loan.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 33.9% of our net asset value, 31.0% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2021. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Equus Total Return, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equus Total Return, Inc. (the “Fund”), including the schedule of investments, as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the selected per share data and ratios for each of the five years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Table of Contents in Item 15(a)(1) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, and the selected per share data and ratios for each of the five years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Control Investment

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

As described in Note 3 to the financial statements, the Fund's Control Investment at fair value was $13.0 million at December 31, 2021.  The Fund’s investment portfolio is comprised of a privately-held equity instrument, which has been determined to be a Level 3 investment and utilizes inputs that are unobservable and significant to the entire fair value measurement. Management engages an independent third-party firm to assist in the determination of acreage value, market multiples and the fair value estimate of the privately-held investment.

We identified the valuation of the Control Investment as a critical audit matter. The principal considerations for our determination are the complex models utilized to value this investment such as the guideline transaction method and the discounted cash flow model, and the use of unobservable inputs in the valuation models which include acreage value, proved reserve multiple, daily production multiple and discount rate. Auditing these complex models and unobservable inputs involved especially challenging auditor judgment and the use of our valuation specialist.

The primary procedures we performed to address this critical audit matter included:

•	Testing inputs and assumptions used in the petroleum reserve engineer’s report, to determine future projected cash flows and estimated reserves, for completeness and accuracy by performing:

o	a retrospective review of production volumes to estimated future volumes and projected production decline curves;
o	a retrospective review of historical pricing differentials to market prices to the pricing utilized in the engineers report;
o	a retrospective review of historical lease operating expense and tax rates to projected lease operating expenses and severance taxes; and,
o	agreeing changes in well ownership during the current period to purchase and sale agreements.

•	Testing mathematical accuracy of the discounted cash flow model.

•	Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating: (i) the appropriateness of the valuation models used, and (ii) whether unobservable inputs, such as the discount rate, proved reserve multiple, daily production multiple, and acreage values were reasonable.

/s/ BDO USA, LLP

We have served as the Fund's auditor since 2014.

Houston, Texas

March 30, 2022

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,961 and $7,611, respectively)	$13,000	$7,000
Total investments in portfolio securities at fair value	13,000	7,000
Temporary cash investments	2,500	24,000
Cash and cash equivalents	23,465	23,639
Restricted cash	25	240
Accounts receivable from affiliates	350	350
Escrow receivable	—	3,413
Other assets	376	181
Total assets	39,716	58,823
Liabilities and net assets
Accounts payable	46	54
Accrued compensation	792	990
Accounts payable to related parties	13	2
Borrowing under margin account	2,500	24,000
Total liabilities	3,351	25,046

Commitments and contingencies (see Note 2)

Net assets
Common stock, $.001 par value per share; (100,000,000 and 50,000,000 shares authorized and 13,518,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)
Common stock, par value	$13	$13
Capital in excess of par value	74,685	56,142
Accumulated deficit	(38,333)	(22,378)
Total net assets	$36,365	$33,777
Net asset value per share	$2.69	$2.50

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$—	$291	$255
Non-affiliate investments	—	—	—
Total interest and dividend income	—	291	255
Interest from temporary cash investments	—	3	42
Other income - director fees	—	24	54
Total investment income	—	318	351

Expenses:
Compensation expense	1,632	3,155	1,706
Professional fees	720	1,107	974
Director fees and expenses	329	335	378
Professional liability expenses	517	283	222
General and administrative expenses	140	168	252
Mailing, printing and other expenses	87	86	162
Taxes	25	22	37
Interest expense	3	27	11
Total expenses	3,453	5,183	3,742

Net investment loss	(3,453)	(4,865)	(3,391)

Net realized gain (loss):
Control investments	—	—	(2,789)
Affiliate investments	—	21,287	—
Non-affiliate investments - related party	—	(2,486)	—
Non-affiliate investments	—	(266)	—
Escrow receivable	429	—	—
Temporary cash investments	—	8	53
Net realized gain (loss)	429	18,543	(2,736)

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	5,650	(1,561)	1,790
Affiliate investments	—	(26,150)	6,000
Non-affiliate investments - related party	—	1,741	510
Net change in net unrealized appreciation (depreciation) of portfolio securities	5,650	(25,970)	8,300

Income Taxes
Federal income taxes	(38)	—	—

Net increase (decrease) in net assets resulting from operations	$2,588	$(12,292)	$2,173

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.19	$(0.91)	$0.16
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances at January 1, 2019	13,518	13	55,741	(12,259)	43,495

Share-based incentive compensation	—	—	321	—	321

Net increase in net assets resulting from operations	—	—	—	2,173	2,173

Balances at December 31, 2019	13,518	13	56,062	(10,086)	45,989

Share-based incentive compensation	—	—	80	—	80

Net (decrease) in net assets resulting from operations	—	—	—	(12,292)	(12,292)

Balances at December 31, 2020	13,518	13	56,142	(22,378)	33,777

Recharacterization of net capital gains	—	—	18,543	(18,543)	—

Net increase in net assets resulting from operations	—	—	—	2,588	2,588

Balances at December 31, 2021	13,518	$13	$74,685	$(38,333)	$36,365

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$2,588	$(12,292)	$2,173
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss
Control investments	—	—	2,789
Affiliate investments	—	(21,287)	—
Non-affiliate investments -related party	—	2,486	—
Non-affiliate investments	—	266	—
Escrow receivable	(429)	—	—
Temporary cash investments	—	(8)	(53)
Net change in unrealized appreciation of portfolio securities
Control investments	(5,650)	1,561	(1,790)
Affiliate investments	—	26,150	(6,000)
Non-affiliate investments -related party	—	(1,741)	(510)
Share-based incentive compensation	—	80	321
Purchase of portfolio securities	(350)	(561)	—
Dissolution of portfolio securities	—	—	211
Dividends exchanged for portfolio securities	—	(156)	—
Net proceeds from dispositions of portfolio securities	429	26,791	—
Sales of temporary cash investments, net	21,500	4,997	(1,956)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	350	—
Accrued interest and dividend receivable	—	489	(255)
Accrued esrow receivable	3,413	(3,413)	—
Other assets	(195)	(40)	(20)
Accounts payable and accrued liabilities	(206)	(23)	(119)
Accounts payable to related parties	11	963	(240)
Net cash provided by (used in) operating activities	21,111	24,614	(5,449)
Cash flows from financing activities:
Borrowings under margin account	2,500	104,001	109,949
Repayments under margin account	(24,000)	(108,992)	(107,939)
Net cash used in financing activities	(21,500)	(4,991)	2,010
Net (decrease) increase in cash and cash equivalents	(390)	19,623	(3,439)
Cash and cash equivalents and restricted cash at beginning of period	23,879	4,256	7,695

Cash and cash equivalents and restricted cash at end of period	$23,490	$23,879	$4,256
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities - related party	$—	$489	$334
Supplemental disclosure of cash flow information:
Interest paid	$1	$14	$19
Income taxes paid	$25	$12	$25

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2021	2020	2019	2018	2017

Investment income	$—	$0.02	$0.03	$0.04	$0.04
Expenses	0.26	0.38	0.28	0.31	0.34

Net investment loss	(0.26)	(0.36)	(0.25)	(0.27)	(0.30)

Net realized gain (loss)	0.03	1.37	(0.20)	—	—
Net change in unrealized appreciation of portfolio securities	0.42	(2.05)	0.58	0.36	0.17
Net change in unrealized depreciation of portfolio securities - related party	—	0.13	0.03	(0.09)	0.07
Net increase (decrease) in net assets resulting from operations	0.19	(0.91)	0.16	—	(0.06)
Capital transactions:
Shares issued for portfolio securities	—	0.01	0.02	0.04	0.08
Dilutive effect of shares issued	—	—	—	—	(0.21)
Decrease in net assets resulting from capital transactions	—	0.01	0.02	0.04	(0.13)
Net increase (decrease) in net assets	0.19	(0.90)	0.18	0.04	(0.19)
Net assets at beginning of period	2.50	3.40	3.22	3.18	3.37
Net assets at end of period, basic and diluted	$2.69	$2.50	$3.40	$3.22	$3.18
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518	13,518	13,518	13,345
Market price per share:
Beginning of period	$2.16	$1.82	$1.96	$2.40	$2.01
End of period	$2.38	$2.16	$1.82	$1.96	$2.40
Selected information and ratios:
Ratio of expenses to average net assets	9.77%	13.00%	8.36%	9.33%	6.52%
Ratio of net investment loss to average net assets	(9.77%)	(12.20%)	(7.58%)	(8.22%)	(5.48%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	7.38%	(30.82%)	4.86%	0.12%	2.58%
Total return on market price (1)	10.19%	18.68%	(7.14%)	(18.33%)	19.40%

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2021

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)	$7,961	$7,961	$13,000

Total Control Investments: Majority-owned (represents 83.9% of total investments at fair value)					7,961	13,000
Total Investments					7,961	13,000
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2021	UST 0% 1/22	2,500	2,500	2,500
Total Temporary Cash Investments (represents 16.1% of total investments at fair value)					2,500	2,500
Total Investments					$10,461	$15,500

(1) See Note 3 to the financial statements, Valuation of Investments.

(2) Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.

(3) Level 3 Portfolio Investment.

The accompanying notes are an integral part of these financial statements.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2021

(in thousands, except share data)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As an investment company classified as a business development company (“BDC”) under the Investment Company Act of 1940 (hereafter, the “1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2021, we had invested 32.7% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2021, our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to a portfolio company that comprises 100% of the total value of the investments in portfolio securities as of December 31, 2021.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called ‘Energy’ includes one portfolio company and was 35.7% of our net asset value, 32.7% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2021. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2021 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$7,961	$13,000	35.7%

Total	$7,961	$13,000	35.7%

 The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2021 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$13,000	35.7%
Total	$13,000	35.7%

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(1)  ORGANIZATION AND BUSINESS PURPOSE

About the Company—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved the restatement of our Certificate of Incorporation to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000, and the number of our authorized shares of preferred stock from 5,000,000 to 10,000,000. As of December 31, 2021, we had 13,518,146 shares of common stock outstanding and 0 shares of preferred stock outstanding.

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

We elected to be treated as a BDC under the 1940 Act, although our shareholders authorized us to withdraw this election prior to January 31, 2022 and will likely do so again in the future. We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Impact of COVID-19—In 2019, SARS-CoV-2, a highly contagious pathogen which causes COVID-19, coronavirus disease, or simply, the ‘coronavirus’, arose in Wuhan Province, China and spread to most of the world by the end of the first quarter of 2020. Throughout 2020, the spread of Covid-19 had a destabilizing effect on business and society globally, including labor shortages, supply chain disruptions, civil unrest, and unprecedented public borrowing to stimulate business and consumer economic activity. Although the global economy largely recovered from the slowdowns and interruptions of the first half of 2020, beginning in late 2020 and continuing throughout 2021, new and more highly contagious strains of the virus appeared in different parts of the world, all of which were transmitted across the globe within a matter of weeks. The resurgence in infections and the introduction of these new strains, including the most recent Omicron strain in late 2021, have resulted in the return of certain travel restrictions and some proscriptions on social gatherings that were originally introduced in the early stages of the pandemic and had been relaxed in later 2020 or early 2021. Many of these reimposed restrictions have continued into the first quarter of 2022. As of December 31, 2021, the number of worldwide deaths attributable to the coronavirus stood at over 5.4 million.

The highly contagious nature of the coronavirus has caused numerous private and public organizations to substantially alter the way in which they operate. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. We are presently unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. Moreover, we are unable to predict the effect that the economic dislocation caused by the coronavirus will have on our efforts to grow our business internationally. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

We have taken steps to minimize the exposure of our employees and service providers by requiring all such persons to work from a remote location. We utilize a cloud-based storage and retrieval system for our records and can communicate electronically or by telephone or video conference with third parties such as our financial institutions, legal and accounting advisors, and our portfolio companies. Our day-to-day operations and management has not, therefore, been materially affected by the coronavirus pandemic. However, government directives on social distancing and other restrictions have impeded our ability to attend in-person board meetings, negotiations, and other functions which are endemic to the interpersonal nature of private equity investing. As a consequence, our ability to source new investment prospects, facilitate dispositions of existing portfolio holdings, or consummate a substantial transaction has been somewhat constrained by these limitations. Should these disruptions and restrictions on travel continue as a result of the coronavirus, we cannot, therefore, assure you that our operations as a BDC or our efforts to effect a transformative transaction involving Equus will not be materially adversely affected thereby.

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

(2)  LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2021, we had cash and cash equivalents of $23.5 million. We had $13.0 million of our net assets of $36.4 million invested in portfolio securities. We also had $2.5 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $2.5 million was invested in U.S. Treasury bills and $0.02 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured January 4, 2022 and we subsequently repaid this margin loan. The margin interest was paid on February 3, 2022.

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

During 2021 and 2020, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we continue to be a BDC, failure to continue to qualify as a RIC could be material to us and our stockholders.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2021 and 2020.

As of December 31, 2021, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

			Fair Value Measurements as of December 31, 2021
(in thousands)		Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$13,000		$—		$—		$13,000
Total investments	13,000		—		—		13,000
Temporary cash investments	2,500		2,500		—		—
Total investments and temporary cash investments	$15,500		$2,500		$—		$13,000

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

The following table provides a reconciliation of fair value changes during 2021 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2021	$7,000	$—	$—	$7,000
Change in unrealized appreciation	5,650	—	—	5,650
Purchases of portfolio securities	350	—	—	350
Fair value as of December 31, 2021	$13,000	$—	$—	$13,000

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2021:

Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments	$ 13,000	Guideline Transaction Method	Acreage Value (per acre)	$ 1,500	$ 10,000	$ 5,750
			Proved Reserve Multiple	3.6x	7.3x	7.2x
			Daily Production Multiple	15,425.3x	37,215.1x	36,900.6x
		Discounted Cash Flow	Discount Rate	11.0%	11.0%	11.0%

The following table summarizes the significant non-observable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2020:

Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments	$ 7,000	Guideline Transaction Method	Acreage Value (per acre)	$ 900	$ 1,500	$ 1,650
			Proved Reserve Multiple	2.2x	4.6x	4.5x
			Daily Production Multiple	12,674.1x	25,908.7x	25,558.3x
		Discounted Cash Flow	Discount Rate	11.9%	11.9%	11.9%

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $13.0 million and $7.0 million as of December 31, 2021 and 2020, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

Escrowed Receivables, at Estimated Fair Value— In December 2020, we sold our interest in PalletOne, Inc (“PalletOne”). A portion of the proceeds from the sale was placed in a cash escrow account to secure the representations and warranties made to the purchaser. The escrow receivable was valued at $3.4 million as of December 31, 2020.

During 2021, we received $3.8 million in cash from PalletOne. We recognized a capital gain of $0.4 million due to the change in our estimated fair value of this receivable.

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

Payment in Kind Interest (PIK)—We may make loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows at December 31, 2021, 2020 and 2019:

December 31,	2021	2020	2019
Cash and cash equivalents at end of period	$23,465	$23,639	$3,966
Restricted cash at end of period	25	240	290
Cash and cash equivalents and restricted cash at end of period	$23,490	$23,879	$4,256

Taxes—We intend to comply with the requirements of the Code necessary to qualify as a RIC and, as such, are generally not subject to federal income taxes on otherwise taxable income (including net realized capital gains) if distributed to stockholders. As of December 31, 2021, we have accrued a $0.04 million in corporate level income and excise tax in lieu of making a distribution of the net capital gain for the sale of PalletOne, Inc. We borrow money from time to time to maintain our tax status under the Code as a RIC. See Note 1 for discussion of Taxable Subsidiaries and see Note 2 for further discussion of the Fund’s RIC borrowings.

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million for the year ended December 31, 2021 and $0.03 million for the years ended December 31, 2020 and 2019, respectively.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. For the year ended December 31, 2021, no state income tax is expected. No state income tax was due for the years ended December 31, 2020 and 2019.

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of December 31, 2021 and 2020 are as follows:

	As of December 31, 2021	As of December 31, 2020
Accumulated undistributed net investment losses	$(43,801)	$(40,310)
Unrealized appreciation of portfolio securities, net	5,039	(611)
Accumulated undistributed net capital gains	429	18,543
Accumulated deficit	$(38,333)	$(22,378)

In general, we may take certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities, and undistributed net capital gains for which we have loss carryforwards, among other items. During the year ended December 31, 2021, we recharacterized $18.5 million in accumulated undistributed net capital gains for which we had loss carryforwards, among other items. Accordingly, this recharacterization has increased capital in excess of par and decreased accumulated deficit.

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of December 31, 2020, all shares were vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the years ended December 31, 2021, 2020 and 2019, we recorded compensation expense of $0, $0.08 million, $0.3 million, respectively, in connection with these awards.

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

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services rendered. During the years ended December 31, 2021, 2020, and 2019 we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $360,000, $349,725, and $340,500, respectively, for services provided to the Fund on an hourly basis pursuant to a month-to-month agreement. Effective November 1, 2020, we entered into a written agreement with Mr. Denos providing, in lieu of an hourly fee, base compensation of $360,000 per annum, as well as various annual and periodic bonuses based upon achievement of certain criteria, such as transformative acquisitions made by the Fund, and a percentage of the amount received in connection with the disposition of the Fund’s existing portfolio investments, as well as a percentage of the net amount received in connection with the disposition of future portfolio investments.

(5)	FEDERAL INCOME TAX MATTERS

As a RIC, our tax liability is dependent upon whether an election is made to distribute taxable investment income and capital gains above any statutory requirement. While we have incurred net investment losses and had net realized capital gains for the year ended December 31, 2021, we accrued $0.04 million in corporate level income and excise tax in lieu of making a distribution. This tax is was paid in March 2022.

Our year-end for determining capital gains for purposes of Section 4982 of the Code is October 31.

During the year ended December 31, 2021, according and pursuant to ASC 946-20-50, we recharacterized as a return of capital in excess of par certain accumulated undistributed net capital gains of $18.5 million for which we had loss carryforwards.

There are no material book to tax differences for net investment income/losses, realized gains or unrealized appreciation/depreciation. For the years ended December 31, 2020 and December 31, 2019, respectively, we had approximately $0.3 million and $18.5 million in capital losses of which can be carried forward indefinitely.

Reclassification of returns of capital had no material book to tax differences for the three years ended December 31, 2021 and therefore has no material book to tax differences impacting accumulated earnings during that three-year period.

We believe that any aggregate exposure for uncertain tax positions should not have a material impact on our financial statements as of December 31, 2021 or December 31, 2020. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2018 through 2021 remain open to examination (the State of Texas may be longer). We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

(6)	COMMITMENTS AND CONTINGENCIES

Lease Commitments. We had an operating lease for office space that expired in September 2014. Our current office space lease is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $90,000, $104,000, and $111,000 for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

Portfolio Companies. As of December 31, 2021 and December 31, 2020, we had $0.2 million and $0 in outstanding commitments to our portfolio company investments. Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

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

2021 Portfolio Activity

During, 2021, we received $3.8 million in cash from the escrow receivable related to the sale of PalletOne. We recognized a capital gain of $0.4 million due to the settlement of the escrow receivable in connection with this sale.

The following table summarizes significant investment activity during the year ended December 31, 2021 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Equus Energy, LLC	$—	$—	$350	$—	$350

	$—	$—	$350	$—	$350

During 2021, we recorded an increase of $5.6 million in net unrealized appreciation, from an unrealized depreciation of $0.6 million at December 31, 2020 to a net unrealized appreciation of $5.0 million at December 31, 2021. Such change in unrealized appreciation resulted primarily from the increase in the fair value of our holdings in Equus Energy, LLC of $5.6 million, principally due to increases in oil and gas prices, as well as increases in the short- and long-term forward pricing curves for these commodities.

2020 Portfolio Activity

During 2020, we liquidated our investment in 5th Element Tracking, LLC, receiving $1.2 million in cash, realizing a capital loss of $0.3 million. During 2020, we received 19,164 shares of MVC in the form of stock dividend payments. We sold our shares in MVC Capital, Inc. for approximately $4.5 million in cash, realizing a capital loss of $2.5 million. We also sold our interest in PalletOne, Inc., receiving $18.2 million in cash, $3.4 million in escrow, realizing a capital gain of $21.3 million. We also realized capital gains of $8 thousand as a result of disposition of temporary cash investments.

The following table summarizes significant investment activity during the year ended December 31, 2020 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Non-cash	PIK	Total
MVC Capital, Inc.	$—	$—	$—	$156	$156
Equus Energy, LLC	—	—	561	—	561

	$—	$—	$561	$156	$717

During 2020, we recorded a decrease of $26.0 million in net unrealized appreciation, from $25.4 million at December 31, 2019 to a net unrealized depreciation of $0.6 million at December 31, 2020. Such change in unrealized appreciation resulted primarily from the following changes:

(i)	Transfer of unrealized depreciation to realized loss of our holdings in MVC of $1.7 million in connection with the sale of our shares of MVC;

(ii)	Transfer of unrealized appreciation to realized gain of our holdings in PalletOne, Inc. of $26.1 million in connection with the sale of our common shares of PalletOne, Inc.; and,

(iii)	Decrease in the fair value of our holdings in Equus Energy, LLC of $1.6 million, principally due to decreases in gas prices and decreases in the short- and long-term forward pricing curve for oil.

2019 Portfolio Activity

During the year ended December 31, 2019, we received 36,757 shares of MVC in the form of stock dividend payments. The following table summarizes significant investment activity during the year ended December 31, 2019 (in thousands):

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

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently consisting of 136 producing and non- producing oil and gas wells. On September 30, 2020, the Fund provided an additional $0.6 million in capital to Equus Energy for the purpose of additional working capital. On June 30, 2021, the Fund provided an additional $0.3 million in capital to Equus Energy for the purpose of additional working capital. The working interests include associated development rights of approximately 21,520 acres situated on 10 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of operators, including Burk Royalty, which has operating responsibility for all of Equus Energy’s 22 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is seeking to effect a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (appx. 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

Below is selected financial information from the audited financial statements of Equus Energy as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$640	$621
Accounts receivable	215	77
Total current assets	855	698
Oil and gas properties	8,097	8,061
Less: accumulated depletion, depreciation and amortization	(8,093)	(8,061)
Net oil and gas properties	4	—
Total assets	$859	$698

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$103	$229
Due to affiliate	350	350
Total current liabilities	453	579
Asset retirement obligations	214	208
Total liabilities	667	787

Total member's equity (deficit)	192	(89)

Total liabilities and member'sequity (deficit)	$859	$698

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019

Operating revenue	$855	$482	$704
Operating expenses
Direct operating expenses	595	659	857
Gain on sale of oil and gas properties	(22)	—	—
Depletion, depreciation, amortization and accretion	7	26	23
Impairment of oil and gas properties	32	253
Professional fees	306	236	246
General and administrative	6	7	5
Total operating expenses	924	1,180	1,130
Net loss	$(69)	$(699)	$(427)

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:

Net income (loss)	$(69)	$(699)	$(427)
Adjustments to reconcile net income (loss) gain to
net cash used in operating activities:
Depletion, depreciation and amortization	—	19	17
Gain on sale of oil and gas properties	(22)	—	—
Accretion expense	7	7	6
Impairment	32	253	—
Changes in operating assets and liabilities:
Accounts receivable	(138)	(12)	62
Prepaid expenses and other current assets	—	34	—
Accounts payable and accrued liabilities	(127)	146	(49)
Net cash used in operating activities	(317)	(252)	(391)

Cash flows from investing activities:
Investment in oil & gas properties	(36)	(30)	(22)
Sale of oil & gas properties	22	—	—
Net cash used in investing activities	(14)	(30)	(22)

Cash flows from financing activities:
Due to Parent	350	350	—
Net cash provided by investing activities	350	350	—
Net increase (decrease) in cash	19	68	(413)
Cash and cash equivalents at beginning of period	621	553	966
Cash and cash equivalents at end of period	$640	$621	$553
Non-cash operating and financing activities:
Conversion of related party payable to member’s (deficit) equity	$—	$561	$—

(9)	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards—We consider the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on our financial statements.

Accounting Standards Recently Adopted—In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or acquired funds (the “Final Rules”). The Final adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules amend the definition of “significant subsidiary” in a manner that is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company elected to comply with the Final Rules effective June 30, 2020 which may reduce the requirement for the Company to provide separate audited financial statements and summarized financial information for its controlled portfolio companies going forward.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard is effective for the Company beginning on January 1, 2021. There was no impact on the financial statements or financial statement disclosures.

(10)	SELECTED QUARTERLY DATA

(in thousands, except per share amounts)	Year Ended December 31, 2021
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Total investment income	$—	$—	$—	$—	$—
Net investment loss	(1,022)	(740)	(751)	(940)	(3,453)
Increase in net assets resulting
from operations	298	649	1,519	122	2,588

Basic and diluted earnings per share (1)	0.02	0.05	0.11	0.01	0.19

(in thousands, except per share amounts)	Year Ended December 31, 2020
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Total investment income	$104	$104	$104	$6	$318
Net investment loss	(926)	(654)	(717)	(2,546)	(4,843)
Increase in net assets resulting
from operations	(7,174)	2,574	(4,038)	(3,654)	(12,292)

Basic and diluted earnings per share (1)	(0.53)	0.19	(0.30)	(0.27)	(0.91)

(in thousands, except per share amounts)	Year Ended December 31, 2019
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Total investment income	$16	$91	$90	$154	$351
Net investment loss	(979)	(787)	(821)	(767)	(3,354)
Increase in net assets resulting
from operations	2,977	1,300	1,011	(3,115)	2,173

Basic and diluted earnings per share (1)	0.22	0.10	0.07	(0.23)	0.16

(1) The sum of quarterly per share amount may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(11)	SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 4, 2022, our holding in $2.5 million in U. S. Treasury Bills matured and we repaid our year-end margin loan.

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We assessed our internal control over financial reporting as of December 31, 2021, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jursdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2022 (the “2022 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates

Item 16. Form 10-K Summary

Not Included.

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2020
Portfolio Company	Investment(a)	Amount of Interest or Dividend Credited to Income(d)	As of December 31, 2020 Fair Value	Gross Additions(b)	Gross Reductions(c)	Decrease in Unrealized Appreciation / Depreciation	As of December 31, 2021 Fair Value
Control Investments: Majority-owned

Equus Energy, LLC	Member interest (100%)	$—	$7,000	$350	$—	$5,650	$13,000

Total Control Investments: Majority-owned		—	7,000	350	—	5,650	13,000
Total Control Investments		—	7,000	350	—	5,650	13,000

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2021.

(b)Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(c)Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(d)Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.       Material Contracts.

(c)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(d)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(e)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(f)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(g)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

99.	Equus Energy, LLC and Subsidiary

(1)	Consolidated Financial Statements of Equus Energy, LLC and Subsidiary as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 [Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 10-K filed on March 30, 2022.]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 30, 2022	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 30, 2022
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	March 30, 2022
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	March 30, 2022
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 30, 2022
Robert L. Knauss

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	March 30, 2022
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022
L’Sheryl D. Hudson

