Form 10-Q
period 2022-03-31
EQUUS TOTAL RETURN, INC.
filed 2022-05-12
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of May 12, 2022.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	March 31, 2022	December 31, 2021

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,961)	$15,000	$13,000
Total investments in portfolio securities at fair value	15,000	13,000
Temporary cash investments	3,000	2,500
Cash and cash equivalents	22,300	23,465
Restricted cash	30	25
Accounts receivable from affiliates	350	350
Other assets	257	376
Total assets	40,937	39,716
Liabilities and net assets
Accounts payable	198	46
Accrued compensation	303	792
Accounts payable to related parties	1	13
Borrowing under margin account	3,000	2,500
Total liabilities	3,502	3,351

Commitments and contingencies (see Note 2)

Net assets
Common stock, $.001 par value per share; 100,000,000 and 50,000,000 shares authorized and 13,518,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively

Preferred stock, $.001 par value per share; 10,000,000 and 5,000,000 shares authorized, respectively
Common stock, par value	$13	$13
Capital in excess of par value	74,685	74,685
Accumulated deficit	(37,263)	(38,333)
Total net assets	$37,435	$36,365
Net asset value per share	$2.77	$2.69

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021

Expenses:
Compensation expense	344	506
Professional fees	350	295
Director fees and expenses	76	76
Professional liability expenses	121	84
General and administrative expenses	30	29
Mailing, printing and other expenses	7	31
Taxes	—	3
Interest expense	2	1
Total expenses	930	1,025

Net investment loss	(930)	(1,025)

Net realized loss:
Escrow receivable	—	(177)
Net realized loss	—	(177)

Net unrealized appreciation of portfolio securities:
Control investments	2,000	1,500
Net change in net unrealized appreciation of portfolio securities	2,000	1,500

Net increase in net assets resulting from operations	$1,070	$298

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.08	$0.02
Weighted average shares outstanding:
Basic and diluted	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets
Balances at January 1, 2021	13,518	$13	$56,142	$(22,378)	$33,777
Net increase in net assets resulting from operations	—	—	—	298	298
Balances at March 31, 2021	13,518	$13	$56,142	$(22,080)	$34,075

Balances at January 1, 2022	13,518	$13	$74,685	$(38,333)	$36,365
Net increase in net assets resulting from operations	—	—	—	1,070	1,070
Balances at March 31, 2022	13,518	$13	$74,685	$(37,263)	$37,435

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31
(in thousands)	2022	2021
Reconciliation of (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net increase in net assets resulting from operations	$1,070	$298
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss
Escrow receivable	—	177
Net change in unrealized appreciation of portfolio securities
Control investments	(2,000)	(1,500)
(Purchases) sales of temporary cash investments, net	(500)	24,000
Changes in operating assets and liabilities:
Accrued esrow receivable	—	2,536
Other assets	119	82
Accounts payable and accrued liabilities	(337)	37
Accounts payable to related parties	(12)	—
Net cash (used in) provided by operating activities	(1,660)	25,630
Cash flows from financing activities:
Borrowings under margin account	3,000	—
Repayments under margin account	(2,500)	(24,000)
Net cash provided by (used in) financing activities	500	(24,000)
Net (decrease) increase in cash and cash equivalents	(1,160)	1,630
Cash and cash equivalents and restricted cash at beginning of period	23,490	23,879

Cash and cash equivalents and restricted cash at end of period	$22,330	$25,509
Supplemental disclosure of cash flow information:
Interest paid	$1	$1
Income taxes paid	$38	$3

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ended March 31,
	2022	2021

Expenses	$(0.07)	$(0.08)

Net investment loss	(0.07)	(0.08)

Net realized loss	—	(0.01)
Net change in unrealized appreciation of portfolio securities	0.15	0.11
Net increase in net assets	0.08	0.02
Net assets at beginning of period	2.69	2.50
Net assets at end of period, basic and diluted	$2.77	$2.52
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$2.38	$2.16
End of period	$2.57	$1.95
Selected information and ratios:
Ratio of expenses to average net assets	2.52%	3.02%
Ratio of net investment loss to average net assets	(2.52%)	(3.02%)
Ratio of net increase in net assets resulting from operations to average net assets	2.90%	0.88%
Return on net asset value	2.97%	(18.53%)
Total return on market price (1)	7.98%	(9.72%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

MARCH 31, 2022

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)	$7,961	$7,961	$15,000
Total Control Investments: Majority-owned (represents 83.3% of total investments at fair value)					7,961	15,000
Temporary Cash Investments
U.S. Treasury Bill	Government	March 2022	UST 0% 4/22	3,000	3,000	3,000
Total Temporary Cash Investments (represents 16.1% of total investments at fair value)					3,000	3,000
Total Investments					$10,961	$18,000

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

MARCH 31, 2022

(Unaudited)

All of our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2022, we had invested 36.6% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of March 31, 2022, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our sole remaining portfolio company that comprises 100% of the total value of the investments in portfolio securities as of March 31, 2022.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes our sole remaining portfolio company and was 40.1% of our net asset value, 36.6% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of March 31, 2022. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2022 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$7,961	$15,000	40.1%

Total	$7,961	$15,000	40.1%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2022 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$15,000	40.1%
Total	$15,000	40.1%

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

DECEMBER 31, 2021

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

MARCH 31, 2022

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

We elected to be treated as a BDC under the 1940 Act, although our shareholders have previously authorized us to withdraw this election as part of our efforts to transform Equus into an operating company, and may likely grant such an authorization in the future (see Note 6 “Conversion to an Operating Company – Authorization to Withdraw BDC Election” below). We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Impact of COVID-19—In 2019, SARS-CoV-2, a highly contagious pathogen which causes COVID-19, coronavirus disease, or simply, the ‘coronavirus’, arose in Wuhan Province, China and spread to most of the world by the end of the first quarter of 2020. Throughout 2020, the spread of Covid-19 had a destabilizing effect on business and society globally, including labor shortages, supply chain disruptions, civil unrest, and unprecedented public borrowing to stimulate business and consumer economic activity. Although the global economy largely recovered from the slowdowns and interruptions of the first half of 2020, beginning in late 2020 and continuing throughout 2021, new and more highly contagious strains of the virus appeared in different parts of the world, all of which were transmitted across the globe within a matter of weeks. The resurgence in infections and the introduction of these new strains, including the most recent Omicron strain in late 2021, resulted in the temporary return of some proscriptions on social gatherings that were originally introduced in the early stages of the pandemic. Most, if not all, of these restrictions have now been substantially curtailed or eliminated. As of March 31, 2022, the number of worldwide deaths attributable to the coronavirus stood at over 6.0 million.

The highly contagious nature of the coronavirus caused numerous private and public organizations to substantially alter the way in which they operate. Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion. In many cases, these remote working arrangements have become permanent. We are presently unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

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

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector—The substantial volatility in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020 as a result of the coronavirus pandemic, only to increase to multi-year highs in the first quarter of 2022, largely as a result of high industrial and consumer demand, a reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Meanwhile, gas prices had increased in the third quarter of 2021 to $5.50 per MMBTU, a level not seen since 2014, then decreased again to $3.82 per MMBTU by the end of 2021. In the first quarter of 2022 and thereafter, gas prices have increased sharply, largely as a result of increased demand combined with the effect of the conflict in Ukraine on short term gas prices globally. The increased prices for oil and gas, including the forward pricing curves for these commodities, has improved the outlook and prospects for remaining small oil and gas firms such as Equus Energy that hold development rights in low-cost production reservoirs such as those underlying the Permian Basin and the Eagle Ford Shale regions.

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

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

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

Cash and Cash Equivalents—As of March 31, 2022, we had cash and cash equivalents of $22.3 million. We had $15.0 million of our net assets of $37.4 million invested in portfolio securities.

As of December 31, 2021, we had cash and cash equivalents of $23.4 million. We had $12.0 million of our net assets of $36.4 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of March 31, 2022, we had $3.0 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $3.0 million was invested in U.S. Treasury bills and $0.03 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on April 7, 2022 and we subsequently repaid this margin loan, plus interest.

As of December 31, 2021, we had $2.5 million of restricted cash and of temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $2.5 million was invested in U.S. Treasury bills and $0.03 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 5, 2022 and we subsequently repaid this margin loan, plus interest.

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

As of March 31, 2022, we had a follow-on commitment of $150,000 to invest in additional equity of Equus Energy, LLC.

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

As of March 31, 2022, we borrowed $3.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $3.03 million.

As of December 31, 2021, we borrowed $2.5 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $2.53 million.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2022 and the year ended December 31, 2021.

As of March 31, 2022, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

			Fair Value Measurements as of March 31, 2022
(in thousands)		Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$15,000		$—		$—		$15,000
Total investments	15,000		—		—		15,000
Temporary cash investments	3,000		3,000		—		—
Total investments and temporary cash investments	$18,000		$3,000		$—		$15,000

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2022 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2022	$13,000	$—	$—	$13,000
Change in unrealized appreciation	2,000	—	—	2,000
Fair value as of March 31, 2022	$15,000	$—	$—	$15,000

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2021 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2021	$7,000	$—	$—	$7,000
Change in unrealized appreciation	1,500	—	—	1,500
Fair value as of March 31, 2021	$8,500	$—	$—	$8,500

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2022: (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments	$ 15,000	Guideline Transaction Method	Acreage Value (per acre)	$ 1,500	$ 11,000	$ 4,062
			Proved Reserve Multiple	3.8x	8.8x	7.1x
			Daily Production Multiple	18,324.5x	44,928.8x	36,900.6x
		Discounted Cash Flow	Discount Rate	11.0%	11.0%	11.0%

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2021: (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments	$ 12,000	Guideline Transaction Method	Acreage Value (per acre)	$ 1,500	$ 10,000	$ 5,750
			Proved Reserve Multiple	3.6x	7.3x	7.2x
			Daily Production Multiple	15,425.3x	37,215.1x	36,393.7x
		Discounted Cash Flow	Discount Rate	11.0%	11.0%	11.0%

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $15.0 million and $12.0 million as of March 31, 2022 and December 31, 2021, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of March 31, 2022 and December 31, 2021 are as follows:

	As of March 31, 2022	As of December 31, 2021
Accumulated undistributed net investment losses	$(44,731)	$(43,801)
Unrealized appreciation of portfolio securities, net	7,039	5,039
Accumulated undistributed net capital gains	429	429
Accumulated deficit	$(37,264)	$(38,333)

Taxes—So long as we remain a BDC, we intend to comply with the requirements of the Internal Revenue Code necessary to qualify as a RIC and, as such, will not be subject to federal income taxes on otherwise taxable income (including net realized capital gains) which is distributed to stockholders. As of December 31, 2021, we accrued a $0.04 million in corporate level income and excise tax in lieu of making a distribution of the net capital gain for the sale of PalletOne, Inc. We borrow money from time to time to maintain our tax status under the Internal Revenue Code as a RIC. See Note 1 for discussion of Taxable Subsidiaries and see Note 2 for further discussion of the Fund’s RIC borrowings.

        Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended March 31, 2022, and we expect no in state income tax for the year ended December 31, 2022.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows at March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Cash and cash equivalents at end of period	$22,300	$23,465
Restricted cash at end of period	30	25
Cash and cash equivalents and restricted cash at end of period	$22,330	$23,490

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

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for such services.

(5)       Portfolio Securities

During the three months ended March 31, 2021, we realized a loss of $0.2 million from the adjustment of the escrow receivable from the sale of PalletOne, Inc.

 During the three months ended March 31, 2022, with respect to our holding in Equus Energy, LLC, we recorded an increase in the fair value of this investment by $2.0 million, resulting in a net change in unrealized appreciation of $7.0 million. Such change in fair value was principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

During the three months ended March 31, 2021, we recorded a net change in unrealized appreciation of $1.5 million, to a net unrealized appreciation of $0.9 million. Such change in unrealized appreciation, principally due to increases in mineral acreage prices and a substantial increase in the short-and long-term prices for crude oil.

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election—On August 17, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders as a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will extend our current authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to June 30, 2022. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently consisting of 136 producing and non- producing oil and gas wells. On September 30, 2020, the Fund provided an additional $0.6 million in capital to Equus Energy for the purpose of additional working capital. On June 30, 2021, the Fund provided an additional $0.3 million in capital to Equus Energy for the purpose of additional working capital. The working interests include associated development rights of approximately 21,320 acres situated on 9 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of operators, including Burk Royalty, which has operating responsibility for all of Equus Energy’s 22 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is seeking to effect a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. A substantial part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (appx. 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play.

The gradual recovery of the world economy, largely buoyed by fiscal and monetary stimulus, resulted in a strong recovery in energy prices through to the end of 2021. The buildup and subsequent invasion of Ukraine by Russian forces in February 2022 added additional impetus to short-term commodity prices, with oil increasing 33.1% in the first quarter of 2022 and natural gas increasing 42.9% during the same period. In the wake of the invasion, the U.S. Energy Information Administration, which had previously forecast a $75.00 WTI price for 2022 as recently as January 2022, raised its WTI estimate on March 16, 2022 to $113.00 for the remainder of the year and Brent prices to $116.00. The EIA also revised its estimate of natural gas for the remainder of 2022 from $3.79 per MMBTU to $5.68.

The Impact of COVID-19 and Other Events—Recent years have witnessed unprecedented systemic events, such as Covid-19, government-induced consumer demand, and, most recently, armed conflict, that had a material effect on oil prices globally, which has continued through the first quarter of 2022 where crude and natural gas prices are at substantial multi-year highs.

Notwithstanding present pricing conditions and forecasts for the remainder of 2022, operators of the leasehold interests held by Equus Energy have not yet undertaken significant capital expenditures, which could have a material adverse effect upon the operations and long-term financial condition of Equus Energy. To conserve existing cash resources or create additional cash resources during the next year, Equus Energy intends to either: (i) attempt to secure equity or debt financing from one or more institutional sources, which sources may include the Fund, a commercial lender, or other investors, (ii) request that its operators shut-in additional wells, (iii) sell certain of its oil and gas holdings, or (iv) undertake a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to continue as a going concern. The factors discussed above, therefore, raise substantial doubt about Equus Energy’s ability to continue as a going concern.

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

Revenue and Income—During the three months ended March 31, 2022, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.3 million, $0.2 million, and ($5) thousand, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.2 million, ($0.02) million, and ($0.09) million, respectively, for the three months ended March 31, 2021.

Capital Expenditures—During the three months ended March 31, 2022 and March 31, 2021, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	March 31	December 31
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$510	$640
Accounts receivable	388	215
Total current assets	898	855
Oil and gas properties	8,097	8,097
Less: accumulated depletion, depreciation and amortization	(8,093)	(8,093)
Net oil and gas properties	4	4
Total assets	$902	$859

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$150	$103
Due to affiliate	350	350
Total current liabilities	500	453
Asset retirement obligations	215	214
Total liabilities	715	667

Total member's equity	187	192

Total liabilities and member's equity	$902	$859

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2022	2021

Operating revenue	$327	$210
Operating expenses
Direct operating expenses	117	192
General and administrative	214	75
Depletion, depreciation, amortization and accretion	1	1
Impairment of oil and gas properties	—	31
Total operating expenses	332	299
Net loss	(5)	(89)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:

Net loss	$(5)	$(89)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, depreciation and amortization	1	1
Accretion expense	—	1
Impairment	—	31
Changes in operating assets and liabilites:
Accounts receivable	(173)	(40)
Accounts payable and other	47	(26)
Net cash used in operating activities	(130)	(122)

Cash flows from investing activities:
Investment in oil & gas properties	—	(32)
Net cash (used in) provided by investing activities	—	(32)

Net decrease in cash	(130)	(154)
Cash and cash equivalents at beginning of period	640	621
Cash and cash equivalents at end of period	$510	$467

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $1 thousand for the three months ended March 31, 2022 and 2021, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2022, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized an impairment loss on its oil and gas properties during the three months ended March 31, 2022 and 2021 of $0 and $32 thousand, respectively.

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

        Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the three months ending March 31, 2022 and 2021, respectively.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On April 7, 2022, our holding in $3.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2021, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

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
30

 There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“10-K”). In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Quarterly Report concerning our efforts to transform Equus into an operating company, as well as the coronavirus pandemic and the economic impact of the coronavirus on the Fund and our sole remaining portfolio company, as well as on oil and gas markets generally. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election. On August 17, 2021, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders as a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect our shareholders will renew their authorization to withdraw our BDC election, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021.

Current Market Conditions

Impact of the Coronavirus Generally. The introduction of the coronavirus has had a substantial detrimental impact on markets and economic forecasts for governments and businesses worldwide, and has also affected our operations and that of our sole remaining portfolio company, although the extent of the impact cannot be determined at the present time. Beginning in the first quarter of 2020, all U.S. states and many foreign countries implemented significant travel, movement, and assembly restrictions, as well as restrictions on the movement of goods. By the first quarter of 2022, most of these restrictions had been lifted, although the coronavirus and its derivative strains are still causing significant disruption in global markets. As of March 31, 2022, the number of worldwide deaths attributable to the coronavirus stood at over 6.0 million.

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

Impact of Geopolitical Events and the Coronavirus on the Oil and Gas Sector. The substantial volatility in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020 as a result of the coronavirus pandemic, only to increase to multi-year highs in the first quarter of 2022, largely as a result of high industrial and consumer demand, a reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Meanwhile, gas prices had increased in the third quarter of 2021 to $5.50 per MMBTU, a level not seen since 2014, then decreased again to $3.82 per MMBTU by the end of 2021. In the first quarter of 2022 and thereafter, gas prices have increased sharply, largely as a result of increased demand combined with the effect of the conflict in Ukraine on short term gas prices globally. The increased prices for oil and gas, including the forward pricing curves for these commodities, has improved the outlook and prospects for remaining small oil and gas firms such as Equus Energy that hold development rights in low-cost production reservoirs such as those underlying the Permian Basin and the Eagle Ford Shale regions. Notwithstanding present pricing conditions and forecasts for the remainder of 2022, operators of the leasehold interests held by Equus Energy have not yet undertaken significant capital expenditures, which could have a material adverse effect upon the operations and long-term financial condition of Equus Energy. To conserve existing cash resources or create additional cash resources during the next year, Equus Energy intends to either: (i) attempt to secure equity or debt financing from one or more institutional sources, which sources may include the Fund, a commercial lender, or other investors, (ii) request that its operators shut-in additional wells, (iii) sell certain of its oil and gas holdings, or (iv) undertake a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to fund the operating expenses of Equus Energy over the next twelve-months.

The U.S. Economy. U.S. GDP unexpectedly declined at an annualized rate of 1.4% in the quarter ended March 31, 2022, substantially below the 1.5% annualized growth predicted by the Conference Board for the period. The principal reasons for the decrease were declines in fixed investment, defense spending and record trade imbalances. Nevertheless, most economists are not predicting a recession in the short term. The first quarter’s decrease in GDP followed a 5.7% increase for all of 2021, the highest annual increase since 1984. The GDP gains in 2021 were largely due to increased consumer spending in the first half of the year which was partially financed from federal stimulus programs, as well as higher inventory purchases which drove gains during the last half of the year. However, decreased consumer spending in late 2021 resulting from the expiration of stimulus payments and the onset of systemic inflation, which continued into the first quarter of 2022, has led to significantly lower growth forecasts for the remainder of 2022. The Conference Board is projecting an overall increase of 3.0% for the entire year, down from its 3.5% projection made in late 2021. The Congressional Budget Office is predicting 3.7% GDP growth for 2022, although that figure is also expected to be revised downward (Sources: The Conference Board, CNBC; Congressional Budget Office).

Employment and Housing. As of March 31, 2022, the U.S. unemployment rate stood at 3.6%, well below the 6.0% rate of March 31, 2021 and substantially below the high of 14.5% in April 2020 when economic uncertainty associated with Covid-19 was at its peak. Economists are projecting a stable 3.6% to 3.8% range for the remainder of 2022. Most of the recent employment gains in 2021 and the first quarter of 2022 were due to gains in nonfarm payrolls, the leisure and hospitality industry, professional and business services, retail trade, transportation, and warehousing (Sources: Bureau of Labor Statistics; Trading Economics).

Consumer Prices. Consumer prices, which had largely been held in check during the pandemic, began to rise steadily in the second quarter of 2021 and, by the end of the first quarter of 2022, had reached an annualized rate of 8.5%, the highest since 1981. Largely as a result of Fed monetary responses and a slowing of economic growth, a number of commentators are forecasting a decrease in the rate of inflation throughout the rest of the year, with price increases expected to be approximately 5.0% to 6.0% by the end of 2022 (Sources: Kiplingers; Trading Economics).

Interest Rates. Principally as a response to rising prices, the Federal Reserve increased the short term federal funds rate by one-half percentage point on May 4, 2022 and is further expected to increase short term rates one half percentage point in each of its next two meetings. The result has been substantially increased borrowing costs, particularly for homebuyers and small businesses. Moreover, credit providers have also begun to require higher collateralization rates, with shorter maturities and higher fees than in the recent past. (Source: The Wall Street Journal).

Mergers and Acquisitions. Global merger and acquisition activity in 2021 exceeded $5.0 trillion, an all-time record and $1.4 trillion greater than 2020, an increase of 38.9%. U.S.-based corporate acquirors, sitting on over $2.0 trillion in cash from higher earnings and funds raised from bond and equity offerings, were the principal drivers of the acquisition boom, accounting for over 50.0% of worldwide activity, while private equity firms comprised 27.0% of this total. Technology and healthcare were the sectors that experienced the most significant dealmaking activity during the year. Data for the first quarter of 2022 has not yet been released, but many analysts are expecting a slight cooling of acquisition activity in 2022 resulting from higher interest rates and heightened geopolitical tensions. (Sources: Reuters; WoltersKluwer).

Private Equity. Private equity firms experienced a record year in 2021, concluding 8,548 transactions worth $2.1 trillion, which was more than double the industry’s total for 2020 ($1.0 trillion). Buyouts comprised the largest component of PE activity, amounting to $1.5 trillion of the total. Technology, media, and telecommunications were the industries most represented in private equity transactions in 2021, recording $784.2 billion during the year, almost double the $404.0 billion for 2020. The number of transactions sharply increased as well, with 3,268 deals consummated in 2021 versus 1,845 in 2020. At the end of 2021, private equity firms were in possession of $2.3 trillion in cash reserves, suggesting that robust dealmaking activity is likely to continue well into 2022, notwithstanding inflationary pressures and other economic uncertainties. Data for the first quarter of 2022 is not yet available. However, the invasion of Ukraine by Russian armed forces in February 2022, combined with systematic increases in short-term rates by the Federal Reserve that are expected to continue into the intermediate term is expected to temper private equity activity in the first quarter of 2022 and perhaps beyond. Transactions by special purpose acquisition companies (SPACs) had experienced considerable investor interest and dealmaking activity in 2020 and the beginning of 2021, with 298 SPAC IPOs in the first quarter of 2021. SPAC IPOs slowed dramatically during the second and third quarters of 2021 as a result of poor post-acquisition (de-SPAC) performance and increased regulatory scrutiny. Although the fourth quarter of 2021 saw a rebound with 166 SPAC IPOs, 60% of the cash in previously existing SPACs had been returned to investors, and more than 500 SPACs had yet to find a suitable acquisition target. (Sources: The Wall Street Journal; SPACInsider)

During the three months ended March 31, 2022, our net asset value increased from $2.69 per share to $2.77 per share, an increase of 2.97%. As of March 31, 2022, our common stock is trading at a 7.2% discount to our net asset value as compared to 13.0% as of December 31, 2021.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.9 million for the three months ended March 31, 2022 and $1.0 million March 31, 2021, respectively.

Compensation expense was $0.3 million for the three months ended March 31, 2022 and $0.5 million for the three months ended March 31, 2021, as a result of bonuses earned in connection with dispositions of certain of the Fund’s portfolio investments in 2021.

Professional liability expenses increased to $0.4 million for the three months ended March 31, 2022 from $0.3 million for the three months ended March 31, 2021, primarily due to overall increases in liability premiums.

General and administrative expenses were comparable for the three months ended March 31, 2022 and 2021, and were $0.12 million and $0.08 million respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the three months ended March 31, 2021, we realized a loss of $0.2 million from the adjustment of the escrow receivable from the sale of PalletOne, Inc.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

 During the three months ended March 31, 2022, with respect to our holding in Equus Energy, LLC, we recorded an increase in the fair value of $2.0 million, resulting in a net change in unrealized appreciation of $7.0 million. Such change in fair value was principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

During the three months ended March 31, 2021, we recorded a net change in unrealized appreciation of $1.5 million, to a net unrealized appreciation of $0.9 million. Such change in unrealized appreciation, principally due to increases in mineral acreage prices and a substantial increase in the short-and long-term prices for crude oil.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On April 7, 2022, our holding in $3.0 million in U.S. Treasury Bills matured and we repaid our margin loan..

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K (“10-K”) for the year ended December 31, 2021, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K and throughout this 10-Q are not the only ones facing the Fund.

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

Dated: May 12, 2022

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

