Form 10-Q
period 2022-09-30
EQUUS TOTAL RETURN, INC.
filed 2022-11-10
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

☐ Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

☐ Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

☐ Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of September 30, 2022.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	September 30, 2022	December 31, 2021

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,961 and $7,961, respectively)	$15,500	$13,000
Total investments in portfolio securities at fair value	15,500	13,000
Temporary cash investments	3,999	2,500
Cash and cash equivalents	20,094	23,465
Restricted cash	40	25
Accounts receivable from affiliates	350	350
Other assets	626	376
Total assets	40,609	39,716
Liabilities and net assets
Accounts payable	76	46
Accrued compensation	303	792
Accounts payable to related parties	1	13
Borrowing under margin account	3,999	2,500
Total liabilities	4,379	3,351

Commitments and contingencies (see Note 2)

Net assets
Common stock, $.001 par value per share; 100,000,000 and 50,000,000 shares authorized and 13,518,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively

Preferred stock, $.001 par value per share; 10,000,000 and 5,000,000 shares authorized, respectively
Common stock, par value	$13	$13
Capital in excess of par value	74,685	74,685
Accumulated deficit	(38,468)	(38,333)
Total net assets	$36,230	$36,365
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 10,000 and 5,000 shares authorized, respectively	—	—
Net asset value per share	$2.68	$2.69

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021

Expenses:
Compensation expense	455	329	1,144	1,169
Professional fees	152	113	608	581
Professional liability expenses	181	178	479	344
Director fees and expenses	79	76	247	249
General and administrative expenses	31	33	92	89
Mailing, printing and other expenses	21	21	50	78
Taxes	4	6	11	20
Interest expense	2	1	4	3
Total expenses	925	757	2,635	2,533

Net investment loss	(925)	(757)	(2,635)	(2,533)

Net realized gain:
Escrow receivable	—	526	—	349
Net realized gain	—	526	—	349

Net unrealized appreciation of portfolio securities:
Control investments	—	1,750	2,500	4,650
Net change in net unrealized appreciation of portfolio securities	—	1,750	2,500	4,650

Net (decrease) increase in net assets resulting from operations	$(925)	$1,519	$(135)	$2,466

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(0.07)	$0.11	$(0.01)	$0.18
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets
Balances at January 1, 2021	13,518	$13	$56,142	$(22,378)	$33,777
Net increase in net assets resulting from operations	—	—	—	298	298
Balances at March 31, 2021	13,518	$13	$56,142	$(22,080)	$34,075
Recharacterization of net capital losses	—	—	18,543	(18,543)	—
Net increase in net assets resulting from operations	—	—	—	649	649
Balances at June 30, 2021	13,518	$13	$74,685	$(39,974)	$34,724
Net increase in net assets resulting from operations	—	—	—	1,519	1,519
Balances at September 30, 2021	13,518	$13	$74,685	$(38,455)	$36,243

Balances at January 1, 2022	13,518	$13	$74,685	$(38,333)	$36,365
Net increase in net assets resulting from operations	—	—	—	1,070	1,070
Balances at March 31, 2022	13,518	$13	$74,685	$(37,263)	$37,435
Net decrease in net assets resulting from operations	—	—	—	(280)	(280)
Balances at June 30, 2022	13,518	$13	$74,685	$(37,543)	$37,155
Net decrease in net assets resulting from operations	—	—	—	(925)	(925)
Balances at September 30, 2022	13,518	$13	$74,685	$(38,468)	$36,230

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
(in thousands)	2022	2021
Reconciliation of (decrease) increase in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net (decrease) increase in net assets resulting from operations	$(135)	$2,466
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gain
Escrow receivable	—	(349)
Net change in unrealized appreciation of portfolio securities
Control investments	(2,500)	(4,650)
Purchase of portfolio securities	—	(350)
(Purchases) sales of temporary cash investments, net	(1,499)	24,000
Changes in operating assets and liabilities:
Accrued esrow receivable	—	2,538
Other assets	(250)	(375)
Accounts payable and accrued liabilities	(459)	(267)
Accounts payable to related parties	(12)	(1)
Net cash (used in) provided by operating activities	(4,855)	23,012
Cash flows from financing activities:
Borrowings under margin account	10,999	—
Repayments under margin account	(9,500)	(24,000)
Net cash provided by (used in) financing activities	1,499	(24,000)
Net (decrease) increase in cash and cash equivalents	(3,356)	(988)
Cash and cash equivalents and restricted cash at beginning of period	23,490	23,879

Cash and cash equivalents and restricted cash at end of period	$20,134	$22,891
Supplemental disclosure of cash flow information:
Interest paid	$4	$1
Income taxes paid	$49	$20

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended September 30,
	2022	2021

Expenses	$(0.19)	$(0.19)

Net investment loss	(0.19)	(0.19)

Net realized loss (gain)	—	0.03
Net change in unrealized appreciation of portfolio securities	0.18	0.34
Net increase in net assets	(0.01)	0.18
Net assets at beginning of period	2.69	2.50
Net assets at end of period, basic and diluted	$2.68	$2.68
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$2.38	$2.16
End of period	$1.64	$2.32
Selected information and ratios:
Ratio of expenses to average net assets	7.26%	7.23%
Ratio of net investment loss to average net assets	(7.26%)	(7.23%)
Ratio of net increase in net assets resulting from operations to average net assets	(0.37%)	7.04%
Return on net asset value	(0.37%)	7.20%
Total return on market price (1)	(31.09%)	7.41%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2022

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)	$7,961	$7,961	$15,500
Total Control Investments: Majority-owned (represents 79.5% of total investments at fair value)					7,961	15,500
Temporary Cash Investments
U.S. Treasury Bill	Government	September 2022	UST 0% 10/22	3,999	3,999	3,999
Total Temporary Cash Investments (represents 20.5% of total investments at fair value)					3,999	3,999
Total Investments					$11,960	$19,499

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

SEPTEMBER 30, 2022

(Unaudited)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2022, we had invested 38.2% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of September 30, 2022, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our sole remaining portfolio company that comprises 100% of the total value of the investments in portfolio securities as of September 30, 2022.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes our sole remaining portfolio company and was 42.8% of our net asset value, 38.2% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of September 30, 2022. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2022 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$7,961	$15,500	42.8%

Total	$7,961	$15,500	42.8%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2022 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$15,500	42.8%
Total	$15,500	42.8%

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

As a BDC, we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2021, we had invested 11.9% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2021, all of our investments were in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our sole remaining portfolio company that comprises 100% of the total value of the investments in portfolio securities as of December 31, 2021.

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

SEPTEMBER 30, 2022

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

Impact of Economic and Geopolitical Events on the Oil and Gas Sector—The substantial volatility in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020 as a result of the coronavirus pandemic, only to increase to multi-year highs in the first half of 2022, largely as a result of high industrial and consumer demand, a reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Recessionary headwinds, among other macroeconomic factors, led to a decrease in oil prices during the third quarter of 2022, but nevertheless remained higher than at the end of 2021. Meanwhile, gas prices have also experienced similar volatility and price appreciation. The increased prices for oil and gas, including the forward pricing curves for these commodities, has improved the outlook and prospects for remaining small oil and gas firms such as Equus Energy that hold development rights in low-cost production reservoirs such as those underlying the Permian Basin and the Eagle Ford Shale regions.

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

The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

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

Cash and Cash Equivalents—As of September 30, 2022, we had cash and cash equivalents of $20.1 million. We had $15.5 million of our net assets of $36.2 million invested in portfolio securities.

As of December 31, 2021, we had cash and cash equivalents of $23.5 million. We had $13.0 million of our net assets of $36.4 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of September 30, 2022, we had $4.0 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $4.0 million was invested in U.S. Treasury bills and $0.04 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on October 4, 2022 and we subsequently repaid this margin loan, plus interest.

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

As of September 30, 2022, we had a follow-on commitment of $150,000 to invest in additional equity of Equus Energy, LLC.

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

As of September 30, 2022, we borrowed $4.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $4.04 million.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the nine months ended September 30, 2022 and the year ended December 31, 2021.

As of September 30, 2022, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

			Fair Value Measurements as of September 30, 2022
(in thousands)		Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$15,500		$—		$—		$15,500
Total investments	15,500		—		—		15,500
Temporary cash investments	3,999		3,999		—		—
Total investments and temporary cash investments	$19,499		$3,999		$—		$15,500

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2022 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2022	$13,000	$—	$—	$13,000
Change in unrealized appreciation	2,500	—	—	2,500
Fair value as of September 30, 2022	$15,500	$—	$—	$15,500

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2022 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $15.5 million and $13.0 million as of September 30, 2022 and December 31, 2021, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of September 30, 2022 and December 31, 2021 are as follows:

	As of September 30, 2022	As of December 31, 2021
Accumulated undistributed net investment losses	$(46,436)	$(43,801)
Unrealized appreciation of portfolio securities, net	7,539	5,039
Accumulated undistributed net capital gains	429	429
Accumulated deficit	$(38,468)	$(38,333)

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the nine months ended September 30, 2022, and we expect no in state income tax for the year ended December 31, 2022.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows at September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents at end of period	$20,094	$23,465
Restricted cash at end of period	40	25
Cash and cash equivalents and restricted cash at end of period	$20,134	$23,490

Recent Accounting Standards—We consider the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on our financial statements.

Accounting Standards Not Yet Adopted— In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures.

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

(5)       Portfolio Securities

 During the nine months ended September 30, 2022, with respect to our holding in Equus Energy, LLC, we recorded an increase in the fair value of this investment by $2.5 million. Such change in fair value was principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

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

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election— On November 3, 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than February 28, 2023. This authorization and others which preceded it are a consequence of our expressed intent to transform Equus into an operating company.  Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will extend our current authorization, if necessary, we do not expect to cause the Fund to withdraw its election to be classified as BDC by December 31, 2022. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

The gradual recovery of the world economy, largely buoyed by fiscal and monetary stimulus, resulted in a strong recovery in energy prices through to the end of 2021. The buildup and subsequent invasion of Ukraine by Russian forces in February 2022 added additional impetus to short-term commodity prices, with oil increasing 40.4% in the first half of 2022 and natural gas increasing 71.2% during the same period. Given such price volatility, the U.S. Energy Information Administration (UEIA) has changed its 2022 WTI and gas price forecasts substantially throughout the year, starting with an estimated year-long average of $75.00 for WTI in January 2022, a revised estimate of $113.00 in March 2022, and a most recent estimate in June 2022 of $98.79. The UEIA’s estimate for average gas prices continued to climb throughout 2022, starting with an estimate of $3.79 per MMBTU in January, increasing to $6.02 per MMBTU in its most recent revised forecast in June 2022.

The Impact of COVID-19 and Other Events—Recent years have witnessed unprecedented systemic events, such as Covid-19, government-induced consumer demand, and, most recently, armed conflict, that had a material effect on oil prices globally. Crude and natural gas prices each reached multi-year highs in the first half of 2022 and, despite decreasing during the third quarter of 2022, still remain above year-end 2021 levels.

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

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Equus Energy have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Equus Energy be unable to continue as a going concern.

Revenue and Income—During the three months ended September 30, 2022, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.3 million, $0.2 million, and ($0.1) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.2 million, $0.08 million, and ($0.03) million, respectively, for the three months ended September 30, 2021.

During the nine months ended September 30, 2022, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.9 million, $0.7 million, and ($0.09) million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.6 million, $0.1 million, and ($0.07) million, respectively, for the nine months ended September 30, 2021.

Capital Expenditures—During the three and nine months ended September 30, 2022 and September 30, 2021, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of September 30, 2022 and December 31, 2021 and for the three months and nine months ended September 30, 2022 and 2021, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$351	$640
Accounts receivable	417	215
Total current assets	768	855
Oil and gas properties	8,097	8,097
Less: accumulated depletion, depreciation and amortization	(8,094)	(8,093)
Net oil and gas properties	3	4
Total assets	$771	$859

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$101	$103
Due to affiliate	350	350
Total current liabilities	451	453
Asset retirement obligations	216	214
Total liabilities	667	667

Total member's equity (deficit)	104	192

Total liabilities and member'sequity (deficit)	$771	$859

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Operating revenue	$277	$237	$898	$623
Operating expenses
Direct operating expenses	77	155	206	482
General and administrative	310	53	778	178
Depletion, depreciation, amortization and accretion	1	2	2	5
Impairment of oil and gas properties	—	—	—	32
Total operating expenses	388	210	986	697
Net income (loss)	(111)	27	(88)	(74)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities:

Net income (loss)	$(88)	$(74)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depletion, depreciation and amortization	2	5
Accretion expense	1	—
Impairment	—	32
Changes in operating assets and liabilites:
Accounts receivable	(202)	(79)
Accounts payable and other	(2)	(129)
Net cash used in operating activities	(289)	(245)

Cash flows from investing activities:
Investment in oil & gas properties	—	(32)
Net cash (used in) provided by investing activities	—	(32)

Cash flows from financing activities:
Due to Parent	—	350
Net cash provided by investing activities	—	350
Net (decrease) increase in cash	(289)	73
Cash and cash equivalents at beginning of period	640	621
Cash and cash equivalents at end of period	$351	$694

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $2 thousand and $5 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2022, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized an impairment loss on its oil and gas properties during the nine months ended September 30, 2022 and 2021 of $0 and $32 thousand, respectively.

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

Various arrangements amongst the nine different oil and gas properties all differ in some respects, although they do share the commonality that, as a non-operating working interest holder, the Company does not engage in the selling process, but instead relies on the operator, as their selling agent, for negotiating and determining pricing, volume, and delivery terms. Such pricing terms are often a function of a specified discount from the daily/monthly NYMEX or Henry Hub average. The discount is usually based on differentials such as distance of the field/wells from the distribution node or the buyer’s storage facility, as well as the quality of the product itself (i.e., in the case of oil, its gravity).

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

        Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the nine months ending September 30, 2022 and 2021, respectively.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 4, 2022, our holding in $4.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

As described more fully under Note 6 – Conversion to an Operating Company, on November 3, 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than February 28, 2023.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election— On November 3, 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than February 28, 2023. This authorization and others which preceded it are a consequence of our expressed intent to transform Equus into an operating company.  Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will extend our current authorization, if necessary, we do not expect to cause the Fund to withdraw its election to be classified as BDC by December 31, 2022. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. The substantial volatility in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020 as a result of the coronavirus pandemic, only to increase to multi-year highs in the first half of 2022, largely as a result of high industrial and consumer demand, a reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Although crude prices decreased during the third quarter of 2022, they still remain above year-end 2021 levels. Meanwhile, gas prices have experienced similar volatility and also reached multi-year highs in the first half of 2022, decreasing slightly during the third quarter of 2022. The increased prices for oil and gas, including the forward pricing curves for these commodities, has improved the outlook and prospects for remaining small oil and gas firms such as Equus Energy that hold development rights in low-cost production reservoirs such as those underlying the Permian Basin and the Eagle Ford Shale regions. Notwithstanding present pricing conditions and forecasts for the remainder of 2022, operators of the leasehold interests held by Equus Energy have not yet undertaken significant capital expenditures, which could have a material adverse effect upon the operations and long-term financial condition of Equus Energy. To conserve existing cash resources or create additional cash resources during the next year, Equus Energy intends to either: (i) attempt to secure equity or debt financing from one or more institutional sources, which sources may include the Fund, a commercial lender, or other investors, (ii) request that its operators shut-in additional wells, (iii) sell certain of its oil and gas holdings, or (iv) undertake a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to fund the operating expenses of Equus Energy over the next twelve-months.

The U.S. Economy. U.S. GDP increased at an annualized rate of 2.6% in the third quarter of 2022, exceeding most analysts’ expectations for the quarter. This followed a decline of 0.9% for the second quarter of 2022. The principal drivers of the increase during the third quarter of 2022 were a narrowing of the US trade deficit, as well as increases in government and consumer spending. The consensus of most economists is that the U.S. will avoid a recession in 2022, but may face a mild contraction in the first half of 2023. The U.S. economy’s performance during the third quarter of 2022 more than erased losses for the first two quarters of 2022, but was nevertheless substantially less than 2021’s expansion of 5.7% for the year, the highest annual increase since 1984. The GDP gains in 2021 were largely due to increased consumer spending in the first half of the year which was partially financed from federal stimulus programs, as well as higher inventory purchases. However, persistent inflation, which continued throughout 2022, has led to significantly lower growth forecasts for the remainder of 2022 and into 2023. The Conference Board is projecting an overall increase of 1.5% for the entire year of 2022, substantially down from its 3.5% projection made in late 2021, and zero growth for 2023. The Congressional Budget Office, which has not revised its forecast since May 2022, predicted 3.1% GDP growth for 2022, although that figure is also expected to be revised downward (Sources: Bureau of Economic Analysis; The Conference Board; CNBC; Congressional Budget Office).

Employment and Housing. From March through to the end of September, 2022, the U.S. unemployment rate has stood more or less unchanged at 3.5%, well below the 4.7% rate of September 30, 2021 and substantially below the high of 14.5% in April 2020 when economic uncertainty associated with Covid-19 was at its peak. Economists are projecting a stable 3.5% to 3.8% range for the remainder of 2022. Most of the recent employment gains in 2021 and the first nine months of 2022 were due to gains in nonfarm payrolls, the leisure and hospitality industry, professional and business services, retail trade, transportation, and warehousing (Sources: Bureau of Labor Statistics; Trading Economics).

Consumer Prices. Consumer prices, which had largely been held in check during the pandemic, began to rise steadily in the second quarter of 2021 and, by the end of the second quarter of 2022, had reached an annualized rate of 9.1%, the highest since 1981, before retreating slightly to an annualized rate of 8.2% in the twelve months ended September 30, 2022. Energy prices remained a principal driver of inflation during the first half of the year, but the decrease in energy prices during the third quarter of 2022 was more than offset by sharp increases in food prices during the period. Largely as a result of Fed monetary responses and a slowing of economic growth, a number of commentators are forecasting a decrease in the rate of inflation throughout the rest of the year. (Sources: Kiplinger; Bureau of Labor Statistics; Trading Economics).

Interest Rates. Principally as a response to rising prices, the Federal Reserve began a series of federal funds rate increases in May 2022 and has continued steadily throughout the year, with further increases expected throughout the remainder of 2022 and possibly into 2023. The result has been substantially increased borrowing costs, particularly for homebuyers and small businesses, as well as heightened recession risks. For the first time since 2002, the average interest rate for new mortgage loans exceeded 7.0% per annum. Moreover, credit providers have also begun to require higher collateralization rates, with shorter maturities and higher fees than in the recent past. (Source: Forbes; The Wall Street Journal).

Mergers and Acquisitions. Global merger and acquisition activity in 2021 exceeded $5.0 trillion, an all-time record and $1.4 trillion greater than 2020, an increase of 38.9%. U.S.-based corporate acquirors, sitting on over $2.0 trillion in cash from higher earnings and funds raised from bond and equity offerings, were the principal drivers of the acquisition boom, accounting for over 50.0% of worldwide activity, while private equity firms comprised 27.0% of this total. Technology and healthcare were the sectors that experienced the most significant dealmaking activity during the year. In view of inflationary pressures and interest rate increases in the U.S. economy, the first nine months of 2022 has seen a significant cooling, with merger and acquisition activity down 27% by value and 18% by volume. During the third quarter of 2022, the number of merger and acquisition deals in the U.S. was down 38.7% as compared to the third quarter of 2021. (Sources: FactSet; EY; Reuters; WoltersKluwer).

Private Equity. Private equity firms experienced a record year in 2021, concluding 8,548 transactions worth $2.1 trillion, which was more than double the industry’s total for 2020 ($1.0 trillion). Buyouts comprised the largest component of PE activity, amounting to $1.5 trillion of the total. Technology, media, and telecommunications were the industries most represented in private equity transactions in 2021, recording $784.2 billion during the year, almost double the $404.0 billion for 2020. The number of transactions sharply increased as well, with 3,268 deals consummated in 2021 versus 1,845 in 2020. At the end of 2021, private equity firms were in possession of $2.3 trillion in cash reserves. Rising prices and the invasion of Ukraine by Russian armed forces in February 2022, combined with systematic increases in short-term rates by the Federal Reserve that are expected to continue into the intermediate term has tempered private equity activity in the first nine months of 2022. Although data for the third quarter of 2022 is not yet available, private equity activity declined 26% in the six months ended June 30, 2022 as compared to the same period in 2021. Transactions by special purpose acquisition companies (SPACs) had experienced considerable investor interest and dealmaking activity in 2020 and 2021, but poor post-acquisition (de-SPAC) performance in 2022 has created highly unfavorable conditions for the more than 500 SPACs that have yet to find a suitable acquisition target. There were only eight SPAC IPOs in the third quarter of 2022, and none in July 2022, the first month of no SPAC IPO activity in over 5 years. (Sources: The Wall Street Journal; SPACInsider; CNBC).

During the nine months ended September 30, 2022, our net asset value decreased from $2.69 per share to $2.68 per share, a decrease of 0.37%. As of September 30, 2022, our common stock is trading at a 38.8% discount to our net asset value as compared to 13.0% as of December 31, 2021.

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

Results of Operations

Investment Income and Expense

Net investment loss was relatively unchanged at $0.9 million and $0.8 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Net investment loss was $2.6 million and $2.5 million for the nine months ended September 30, 2022, and September 30, 2021, respectively.

Compensation expense was $0.5 million and $0.3 million for the three months ended September 30,2022 and September 30, 2021 respectively. Compensation expense was $1.1 million and $1.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, as a result of bonuses earned in connection with dispositions of certain of the Fund’s portfolio investments in 2021.

Professional liability expense was relatively unchanged at $0.2 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Professional liability expense was $0.5 million for the nine months ended September 30, 2022 from $0.3 million for the nine months ended September 30, 2021, primarily due to overall increases in liability premiums.

General and administrative expenses were relatively unchanged at $0.03 million for the three months ended September 30, 2022 and September 30, 2021, respectively and were $0.09 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Realized Gains and Losses on Sales of Portfolio Securities

During the nine months ended September 30, 2021, we realized a gain of $0.3 million from the adjustment of the escrow receivable from the sale of PalletOne, Inc.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

 During the nine months ended September 30, 2022, with respect to our holding in Equus Energy, LLC, we recorded an increase in the fair value of $2.5 million, resulting in a net change in unrealized appreciation of $7.5 million. Such change in fair value was principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 4, 2022, our holding in $4.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

As described more fully under Conversion to an Operating Company above, on November 3, 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer, but no later than February 28, 2023.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

 Item 6. Exhibits

        3.       Articles of Incorporation or Bylaws

(a)	Restated Certificate of Incorporation of the Fund. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021]

(b)	Certificate of Merger, dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund [Incorporated by reference to Exhibit 3(c) to Registrant’s Current Report on Form 8-K filed on June 30, 2014]

10.       Material Contracts

(a)	Safekeeping Agreement between the Fund and Amegy Bank, dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008]

(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(c)	Code of Ethics of the Fund (Rule 17j-1). [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009]

(d)	2016 Equity Incentive Plan, adopted June 13, 2016. [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016]

31.       Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chief Executive Officer*

2.	Certification by Chief Financial Officer*

32.       Rule 1350 Certifications

1.	Certification by Chief Executive Officer*

2.	Certification by Chief Financial Officer*

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: November 10, 2022

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

