Form 10-K
period 2022-12-31
EQUUS TOTAL RETURN, INC.
filed 2023-03-28
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 814-00098

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Louisiana St. 48th Floor, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 529-0900

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	EQS	New York Stock Exchange

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $16,167,306 computed on the basis of $2.61 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2022. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding as of March 28, 2023. The net asset value of a share of the Registrant as of December 31, 2022 was $2.61.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Portions of the Proxy Statement (to be filed) for the 2023 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

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

Significant Developments

Impact of Geopolitical Events on the Oil and Gas Sector. The substantial volatility in world markets has been prominent in the oil and gas sector, with crude prices falling to 18-year lows in mid-March 2020 as a result of the coronavirus pandemic, only to increase to multi-year highs in the first half of 2022, largely as a result of high industrial and consumer demand, a reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Recessionary headwinds, among other macroeconomic factors, led to a decrease in oil prices from their 2022 peak, and have traded within a much narrower range than in previous years (approximately $72.00 to $82.00 per barrel) since the beginning of 2023. Meanwhile, gas prices have experienced even greater volatility recently, with gas prices increasing to $9.85 per MMBTU in August 2022, decreasing markedly to $3.52 per MMBTU as of December 31, 2022, and decreasing further during the first quarter of 2023. These pricing changes have had a significant effect on forward pricing curves and the corresponding outlook and prospects for remaining small oil and gas firms such as Equus Energy that hold development rights in low-cost production reservoirs such as those underlying the Permian Basin and the Eagle Ford Shale regions.

Authorization to Withdraw BDC Election. On November 1, 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization expired on February 28, 2023, we expect to receive an additional authorization from our stockholders in the future. This authorization and others which preceded it are a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Due Diligence. Once a potential investment is identified, we undertake a due diligence review using information provided by the prospective portfolio company and publicly available information. Management may also seek input from consultants, investment bankers and other knowledgeable sources. The due diligence review will typically include, but is not limited to:

•	Review of historical and prospective financial information, including audits and budgets;

•	On-site visits;

•	Interviews with management, employees, customers and vendors;

•	Review of existing loan documents and credit arrangements, if any;

•	Background checks on members of management; and

•	Research relating to the company, its management, industry, markets, products and services and competitors.

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

Follow-On Investments

Following our initial investment, a portfolio company may request that we make follow-on investments by providing additional equity or loans needed to fully implement its business plans to develop a new line of business or to recover from unexpected business problems or other purposes. In addition, follow-on investments may be made to exercise warrants or other preferential rights granted to the Fund or otherwise to increase our position in a portfolio company. We may make follow-on investments in portfolio companies from cash on hand or borrow all or a portion of the funds required. If we are unable to make follow-on investments due to lack of available capital, the portfolio company in need of the investment may be negatively impacted, we may be required to subordinate our debt interest in the portfolio company to a new lender, and/or our equity interest in the portfolio company may be diluted if outside equity capital is required.

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

Our general intent is to hold our loans to maturity when appraising our privately held debt investments. As such, we believe the fair value will not exceed the cost of the investment; however, we may perform a yield analysis to determine if a debt security has been impaired.

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

Competition

We compete with a large number of public and private equity and mezzanine funds and other financing sources, including traditional financial services companies such as finance companies and commercial banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources. Our competitors may have a lower cost of funds and many have access to funding sources not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their respective market shares. In addition, many of our competitors are not subject to the regulatory restrictions imposed by the 1940 Act imposes on BDCs.

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

Properties

Our principal executive offices are located at 700 Louisiana St., 48th Floor, Houston, Texas 77002. Should we remain a BDC and not transform into an operating company or a permanent capital vehicle, we believe our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. On November 1, 2022, we received this authorization from our shareholders to withdraw our BDC election and, although this authorization expired on February 28, 2023, we expect to receive an additional authorization by our stockholders in the future. This authorization and others which preceded it were provided as a consequence of our plan to effect a transformation of Equus by: (i) acquiring or merging with an operating company based in the energy, natural resources, technology, or financial services sectors, and (ii) terminating the Fund’s election to be classified as a BDC under the 1940 Act. Notwithstanding the present authorization to withdraw our BDC election, we will require a separate affirmative vote of the holders of a majority of our outstanding voting securities to consummate a transformation of Equus and change the nature of our business (see “Significant Developments−Authorization to Withdraw BDC Election” above).

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

Regulated Investment Company Tax Status

As a BDC, we have historically operated to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), although RIC qualification is not a prerequisite to qualifying as a BDC. If we qualify as a RIC and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our stockholders. Taxable income generally differs from net income as defined by accounting principles generally accepted in the United States due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

While we are not required to qualify as a RIC to maintain our BDC status, we must continue to qualify as an investment company to maintain our RIC status, among other requirements. To maintain our RIC status, we must (i) continue to qualify as an investment company; (ii) distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, as defined by the Code; (iii) derive in each taxable year at least 90% of our gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities as defined by the Code; and (iv) meet investment diversification requirements. The diversification requirements generally require us, at the end of each quarter of the taxable year, to have (a) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the value of our assets invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

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

Transfer and Disbursing Agent

We employ Equiniti Group as our transfer agent to record transfers of our shares, maintain proxy records and to process distributions. The principal business office of our transfer agent is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219.

Certifications

In July 2022, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, we submitted to the NYSE an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

The Fund is classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. As a matter of policy, we generally have not initially invested more than 25% of the value of our net assets in a single portfolio company. In view of the net asset value of the Fund as of December 31, 2022 and the fact that our sole portfolio investment consists of our equity holding in Equus Energy, however, we would expect that any new investments may exceed this percentage for the immediate future. Moreover, follow-on investments, disproportionate increases or decreases in the fair value of certain portfolio companies or sales of investments may result in more than 25% of our net assets being invested in a single portfolio company at a particular time.

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

We have had net investment losses in the past five years, with a net investment loss of $3.6 million for the year ended December 31, 2022. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, our results of operation, and our financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

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

As noted elsewhere herein, on November 1, 2022 we received authorization from our stockholders to withdraw our election to be classified as a BDC. Although this authorization expired on February 28, 2023, we expect to receive an additional authorization from our stockholders in the future. Accordingly, our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company instead of a BDC and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such transformation and remain a BDC. If we maintain our status as a BDC and do not complete the transformation to become an operating company or a permanent capital vehicle, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. A principal category of qualifying assets relevant to our business is securities purchased in transactions not involving any public offering from issuers that qualify as eligible portfolio companies under the 1940 Act. Investments in companies organized outside of the United States or having a principal place of business outside of the United States are also not considered eligible portfolio companies.

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

As noted above, on November 1, 2022, our stockholders authorized our Board and Chief Executive Officer to withdraw our election to be classified as a BDC and, although this authorization expired on February 28, 2023, we expect to receive a further authorization from our stockholders in the future. Accordingly, our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such transformative transaction and remain a BDC. If we maintain our status as a BDC and do not complete a transformation into an operating company or a permanent capital vehicle, we will continue to be subject to the 1940 Act. As an investment company, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

In prior years, we announced our plan to effect the restructuring of the Fund as an operating company no longer subject to the 1940 Act, which transaction could take the form of a sale of Equus, a restructuring, a recapitalization, merger, or other business combination, or the conversion of Equus into a permanent capital vehicle. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of a transformative transaction of Equus into an operating company or permanent capital vehicle. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and, although we believe we will consummate a transaction that would result in the transformation of Equus into an operating company during 2023, we may be wrong. Our Board of Directors has not set a timetable for completion of the evaluation of a potential transaction.

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

We have elected to be classified as a BDC under the 1940 Act. However, if we effect a reorganization of the Fund into an operating company or a permanent capital vehicle, we will seek to terminate our BDC classification. On November 1, 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC. Although this authorization expired on February 28, 2023, we expect to receive a further such authorization from our stockholders in the future. Nevertheless, if we were to terminate our election to be classified as a BDC and were still determined by the SEC to constitute an “investment company,” we would be subject to significantly greater regulatory requirements and constraints than under those which we presently operate, the result of which could have a material adverse effect on our results and financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “EQS”. We had approximately 2,400 stockholders as of December 31, 2022, 640 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2022, our net asset value per share was $2.61.

The following table reflects the high and low closing sales prices per share of our common stock on the NYSE, and net asset value (“NAV”) per share for each of the three years ended December 31, 2022, by quarter:

	2022				2021				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$2.71	$2.70	$2.63	$1.83	$2.23	$1.96	$2.75	$2.48	$1.79	$1.28	$1.51	$2.30
Low	2.20	2.35	1.49	1.39	1.61	1.82	1.88	2.12	0.95	0.95	1.14	1.10
NAV	2.77	2.75	2.68	2.61	2.52	2.57	2.68	2.69	2.88	3.07	2.77	2.50

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Equus is a BDC that provides financing solutions for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income. Consistent with our announced intention to transform Equus into an operating company or a permanent capital vehicle, on November 1, 2022, our shareholders authorized our Board to withdraw our BDC election and, although this authorization expired on February 28, 2023, we expect to receive a further authorization from our stockholders in the future. Nevertheless, we will not withdraw this election unless and until we have entered into a definitive agreement to convert Equus into an operating company or a permanent capital vehicle. Further, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. See Significant Developments – Authorization to Withdraw BDC Election above.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2022, 2021 and 2020, we did not incur any non-recurring expenses.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2022, we had invested 37.6% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 100% in membership interests in limited liability companies.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2022, we had no outstanding commitments in our portfolio companies.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions, including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1.5:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2022 and 2021, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. So long as we remain a BDC, save for minor exceptions we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake, and we have not previously undertaken, any such share repurchases, nor do we further anticipate taking any such action in 2023.

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

The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $0, $0, and $0.08 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Critical Accounting Estimates

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $15.7 million and $13.0 million as of December 31, 2022 and 2021, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. As of December 31, 2019, one of our portfolio investments, MVC Capital, Inc., was publicly listed on the NYSE with 563,894 common shares. In the fourth quarter of 2020, we disposed of these shares, together with additional shares of MVC that were received as dividends during the first three quarters of that year.

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

Federal Income Taxes

Because we are not required to satisfy RIC requirements as a BDC, we may seek to grow the Fund as a BDC but not necessarily as a RIC. If we continue as a RIC, we will need to comply with the requirements of the Code necessary for us to qualify as a RIC. So long as we comply with these requirements, we generally will not be subject to corporate-level federal income taxes on otherwise taxable income (including net realized capital gains) distributed to stockholders. For the year ended December 31, 2022, we have not accrued any income or excise tax. For the year ended December 31, 2021, we accrued $38,000 in corporate level income tax and excise tax in lieu of making a distribution of net capital gains for the sale of PalletOne, Inc. This tax was paid in March 2022. We may borrow money from time to time to maintain our status as a RIC under the Code. See “Overview – Financing Activities” above.

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

Current Market Conditions

U.S. GDP increased at an annualized rate of 2.7% in the fourth quarter of 2022, compared to an annualized increase of 7.0% for the fourth quarter of 2021, and 3.2% for the third quarter of 2022. Overall, GDP growth was 2.1% for all of 2022, as compared to 5.9% for all of 2021. The slower GDP growth in 2022 was largely due to decreases in consumer spending, exports, and inventories. The Conference Board is projecting negative growth for the first three quarters of 2023 and an overall projected increase of only 0.3% for the entire year, increasing to 1.6% in 2024. The Congressional Budget Office is predicting 0.1% GDP growth for 2023. (Sources: The Conference Board, The Wall Street Journal; Congressional Budget Office).

As of February 2023, the U.S. unemployment rate stood at 3.4%, the lowest since 1969. Most economists, however, do not project this level to continue, as recessionary headwinds and lower growth forecasts suggest an increase during the remainder of 2023. Moreover, the labor participation rate remains at approximately 62.5%, below the pre-pandemic high of 63.3% of February 2020. Most of the recent employment gains in 2022 were due to gains in the leisure and hospitality industry, healthcare, construction, and social assistance. (Sources: Bureau of Labor Statistics; Forbes; Trading Economics).

Consumer prices, which had largely been held in check during the pandemic, began to rise steadily beginning in the second half of 2021. By the third quarter of 2022, inflation had increased to an annualized rate of 8.3%, the highest in over four decades, before tapering in the fourth quarter and rounding out 2022 at 6.5% for the entire year. The slight downward trend has continued into January 2023, where the U.S. Bureau of Labor Statistics reported an annualized rate of 6.4%. (Sources: U.S. Bureau of Labor Statistics; Trading Economics).

Global merger and acquisition activity in 2022 was $3.6 trillion, a 28% drop from 2021’s all-time high of $5.0 trillion, with larger M&A transactions dropping by 31% compared to 2021. Technology, energy, and healthcare were the sectors that experienced the most significant dealmaking activity during the year. Higher interest rates were the principal cause of the decline in dealmaking, which slowed considerably in the second half of 2022. (Source: Wall Street Journal).

Private equity firms experienced a similar slowdown in activity during 2022, with investment activity falling to $1.3 trillion, a 38.6% decrease from $2.21 trillion in 2021. First round investments comprised the largest component of PE activity, amounting to $452.3 billion across approximately 16,000 transactions. Technology, media, and telecommunications were again the industries most represented in private equity transactions in 2022. (Source: Bloomberg)

During 2022, our net asset value decreased from $2.69 per share as of December 31, 2021 to $2.61 per share as of December 31, 2022. As of December 31, 2021, our common stock was trading at a 11.6% discount to our net asset value as compared to 45.2% as of December 31, 2022.

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

Liquidity and Capital Resources

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (See Note 2 to the financial statements.)

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

Year Ended December 31, 2022

As of December 31, 2022, we had total assets of $41.7 million, of which $15.7 million were invested in portfolio investments and $19.3 million were invested in cash and cash equivalents.

As of December 31, 2022, we also had $6.1 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $6.0 million was invested in U.S. Treasury bills and $0.06 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 3, 2023 and we subsequently repaid this margin loan. The margin interest was paid on February 3, 2023.

Operating Activities. We used $7.7 million in cash for operating activities in 2022. In 2022, we made a $0.2 million investment in the form of a cash advance in a portfolio company. We paid fees to our professional advisers, directors, banks and others of $3.6 million.

Financing Activities. We provided $3.5 million in cash from financing activities for 2022. We did not declare any dividends in 2022.

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

Results of Operations Investment Income and Expense

Year Ended December 31, 2022 as compared to Year Ended December 31, 2021

Total income from portfolio securities was unchanged at $0 for 2022 and 2021.

Compensation expense was comparable from 2021 to 2022, at $1.6 million.

Professional liability expense increase to $0.7 million in 2022 from $0.5 million in 2021, primarily due to a increase in premiums.

As a result of the factors described above, net investment loss after expenses was relatively unchanged at $3.6 million for 2022 as compared to a net investment loss of $3.5 million in 2021.

Year Ended December 31, 2021 as compared to Year Ended December 31, 2020

Total income from portfolio securities was $0 for 2021, compared to $0.3 million in 2020. The decrease was due to the sale of interest-bearing securities in 2020.

Compensation expense in 2021 totaled $1.6 million, a decrease of $1.5 million. Compensation expense in 2020 was $3.1 million. The 2020 amount included bonus accruals of $990,000, which amount will be paid out over the next three fiscal years.  The difference in compensation expense from 2020 to 2021 was a result of bonuses earned in connection with dispositions of certain of the Fund’s portfolio investments in 2020.

Professional fees decreased to $0.7 million in 2021 from $1.1 million in 2020, primarily due to a decrease in consulting and legal fees.

General and administrative expenses were comparable from 2020 to 2021 and were $0.14 million and $0.17 million respectively.

As a result of the factors described above, net investment loss after expenses was $3.4 million for 2021 as compared to a net investment loss of $4.9 million in 2020.

Year Ended December 31, 2020 as compared to Year Ended December 31, 2019

Total income from portfolio securities was comparable from 2019 to 2020 and were $0.3 million respectively.

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

General and administrative expenses were comparable from 2019 to 2020 and were $0.2 million respectively.

As a result of the factors described above, net investment loss after expenses was $4.9 million for 2020 as compared to a net investment loss of $3.4 million in 2019.

Summary of Portfolio Investment Activity

Year Ended December 31, 2022

During 2022, we made a $0.15 million follow-on investment in Equus Energy, LLC.

The following table includes summarizes investment activity during the year ended December 31, 2022 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Equus Energy, LLC	$—	$—	$150	$—	$150

	$—	$—	$150	$—	$150

Year Ended December 31, 2021

During 2021, we made a $0.35 million non-cash follow-on investment in Equus Energy, LLC.

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

Realized Gains and Losses

Year Ended December 31, 2022

We realized capital gains of $1.0 thousand as a result of disposition of temporary cash investments.

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

Changes in Unrealized Appreciation of Portfolio Securities

Year Ended December 31, 2022

During 2022, we recorded an increase of $2.5 million in net unrealized appreciation, from an unrealized appreciation of $5.0 million at December 31, 2021 to a net unrealized appreciation of $7.5 million at December 31, 2022. Such change in unrealized appreciation resulted primarily from the increase in the fair value of our holdings in Equus Energy, LLC of $2.65 million, principally due to an increase in the cost basis of this investment, as well as increases in oil and gas prices, as well as increases in the short- and long-term forward pricing curves for these commodities during 2022.

Year Ended December 31, 2021

During 2021, we recorded an increase of $5.6 million in net unrealized appreciation, from an unrealized depreciation of $0.6 million at December 31, 2020 to a net unrealized appreciation of $5.0 million at December 31, 2021. Such change in unrealized appreciation resulted primarily from the increase in the fair value of our holdings in Equus Energy, LLC of $6.0 million, principally due to an increase in the cost basis of this investment, as well as increases in oil and gas prices, as well as increases in the short- and long-term foward pricing curves for these commodities during 2021.

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

Portfolio Securities

As of December 31, 2022, we had active investments in the following portfolio company:

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil& gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently represented by 136 producing and non-producing oil and gas wells, including associated development rights of approximately 21,520 acres situated on 10 separate properties in Texas and Oklahoma. On September 30, 2020, the Fund provided an additional $0.6 million in capital to Equus Energy for the purpose of additional working capital. On June 30, 2021, the Fund provided an additional $0.35 million in capital to Equus Energy for the purpose of additional working capital. On December 31, 2022, the Fund provided an additional $0.15 million in capital to Equus Energy for the purpose of additional working capital. The working interests held by Equus Energy range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Burk Royalty, which has operating responsibility for leasehold interests in the Conger Field, representing approximately one-third of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil and gas firm. Following sharp price decreases of oil and gas in the first and second quarters of 2020, short and long-term prices of oil began to recover in the second half of the year. As a result, the fair value of this holding increased to $15.7 million at December 31, 2022 from $13.0 million at December 31, 2021.

Off Balance Sheet Arrangements

We had an operating lease for office space that expired in September 2014. Our current office space lease since December 31, 2020 is on a month-to-month basis. Rent expense, inclusive of common area maintenance costs, was $90,000 for the year ended December 31, 2022.

Contractual Obligations

As of December 31, 2022, we had no outstanding commitments to our portfolio company investments.

Dividends

So long as we remain a BDC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 3, 2023, our holding in $6.0 million in U. S. Treasury Bills matured and we repaid our year-end margin loan.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 44.4% of our net asset value, 37.6% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2022. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

 Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Equus Total Return, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equus Total Return, Inc. (the “Fund”), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Table of Contents in Item 15(a)(1) (collectively referred to as the “financial statements”) and the selected per share data and ratios for each of the five years in the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2022, and the selected per share data and ratios for each of the five years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and the selected per share data and ratios are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements and the selected per share data and ratios based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the selected per share data and ratios are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and the selected per share data and ratios, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and the selected per share data and ratios. Our procedures included confirmation of securities owned as of December 31, 2022, and 2021 by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the selected per share data and ratios. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Control Investment

The Fund's Control Investment at fair value was $15.65 million at December 31, 2022. As described in Note 3 to the financial statements, the Fund’s investment portfolio is comprised of limited liability company investments, which has been determined to be a Level 3 investment and utilizes inputs that are unobservable and significant to the fair value measurement. Management engaged an independent third-party firm to assist in the determination of the fair value estimate of the Fund’s Control Investment.

We identified the valuation of the Control Investment as a critical audit matter. The principal considerations for our determination are the valuation techniques utilized to value this investment such as the guideline transaction method and the discounted cash flow method, and the use of unobservable inputs in these valuation techniques which include acreage value, proved reserve multiple, daily production multiple and discount rate. Auditing these elements was complex because it involved especially subjective auditor judgment, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Testing the completeness and accuracy of the underlying information used as inputs in both the guideline transaction method and the discounted cash flow method.

•	Testing mathematical accuracy of the discounted cash flow method.

•	Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the appropriateness of the valuation models used, (ii) evaluating whether unobservable inputs, such as the acreage value, proved reserve multiple, daily production multiple, and discount rate were reasonable, and (iii) testing mathematical accuracy of the guideline transaction method.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Houston, Texas

March 28, 2023

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $8,111 and $7,961, respectively)	$15,650	$13,000
Total investments in portfolio securities at fair value	15,650	13,000
Temporary cash investments	5,998	2,500
Cash and cash equivalents	19,224	23,465
Restricted cash	60	25
Accounts receivable from affiliates	350	350
Other assets	382	376
Total assets	41,664	39,716
Liabilities and net assets
Accounts payable	107	46
Accrued compensation	321	792
Accounts payable to related parties	1	13
Borrowing under margin account	5,998	2,500
Total liabilities	6,427	3,351

Commitments and contingencies (see Note 6)

Net assets
Common stock, $.001 par value per share; 100,000,000 and 50,000,000 shares authorized and 13,518,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively

Preferred stock, $.001 par value per share; 10,000,000 and 5,000,000 shares authorized, respectively
Common stock, par value	$13	$13
Capital in excess of par value	74,685	74,685
Accumulated deficit	(39,461)	(38,333)
Total net assets	$35,237	$36,365
Net asset value per share	$2.61	$2.69

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Investment income:
Interest and dividend income:
Non-affiliate investments - related party	$—	$—	$291
Total interest and dividend income	—	—	291
Interest from temporary cash investments	—	—	3
Other income - director fees	—	—	24
Total investment income	—	—	318

Expenses:
Compensation expense	1,564	1,632	3,155
Professional fees	815	720	1,107
Director fees and expenses	325	329	335
Professional liability expenses	720	517	283
General and administrative expenses	130	140	168
Mailing, printing and other expenses	56	87	86
Taxes	15	25	22
Interest expense	4	3	27
Total expenses	3,629	3,453	5,183

Net investment loss	(3,629)	(3,453)	(4,865)

Net realized gain (loss):
Affiliate investments	—	—	21,287
Non-affiliate investments - related party	—	—	(2,486)
Non-affiliate investments	—	—	(266)
Escrow receivable	—	429	—
Temporary cash investments	1	—	8
Net realized gain (loss)	1	429	18,543

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	2,500	5,650	(1,561)
Affiliate investments	—	—	(26,150)
Non-affiliate investments - related party	—	—	1,741
Net change in net unrealized appreciation (depreciation) of portfolio securities	2,500	5,650	(25,970)

Income Taxes
Federal and state income, excise and other taxes	—	(38)	—

Net increase (decrease) in net assets resulting from operations	$(1,128)	$2,588	$(12,292)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.08)	$0.19	$(0.91)
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2020	13,518	13	56,062	(10,086)	45,989

Share-based incentive compensation	—	—	80	—	80

Net decrease in net assets resulting from operations	—	—	—	(12,292)	(12,292)

Balances as of December 31, 2020	13,518	13	56,142	(22,378)	33,777

Recharacterization of net capital gains	—	—	18,543	(18,543)	—

Net increase in net assets resulting from operations	—	—	—	2,588	2,588

Balances as of December 31, 2021	13,518	13	74,685	(38,333)	36,365

Net decrease in net assets resulting from operations	—	—	—	(1,128)	(1,128)

Balances as of December 31, 2022	13,518	$13	$74,685	$(39,461)	$35,237

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,128)	$2,588	$(12,292)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss:
Affiliate investments	—	—	(21,287)
Non-affiliate investments -related party	—	—	2,486
Non-affiliate investments	—	—	266
Escrow receivable	—	(429)	—
Temporary cash investments	(1)	—	(8)
Net change in unrealized appreciation of portfolio securities:
Control investments	(2,500)	(5,650)	1,561
Affiliate investments	—	—	26,150
Non-affiliate investments -related party	—	—	(1,741)
Share-based incentive compensation	—	—	80
Purchase of portfolio securities	(150)	(350)	(561)
Dividends exchanged for portfolio securities	—	—	(156)
Net proceeds from dispositions of portfolio securities		429	26,791
(Purchases) sales of temporary cash investments, net	(3,497)	21,500	4,997
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	—	350
Accrued interest and dividend receivable	—	—	489
Accrued esrow receivable	—	3,413	(3,413)
Other assets	(6)	(195)	(40)
Accounts payable and accrued liabilities	(410)	(206)	(23)
Accounts payable to related parties	(12)	11	963
Net cash (used in) provided by operating activities	(7,704)	21,111	24,614
Cash flows from financing activities:
Borrowings under margin account	16,997	2,500	104,001
Repayments under margin account	(13,499)	(24,000)	(108,992)
Net cash provided by (used in) financing activities	3,498	(21,500)	(4,991)
Net (decrease) increase in cash and cash equivalents	(4,206)	(390)	19,623
Cash and cash equivalents and restricted cash at beginning of period	23,490	23,879	4,256

Cash and cash equivalents and restricted cash at end of period	$19,284	$23,490	$23,879
Non-cash operating and financing activities:
Accrued interest or dividends exchanged for portfolio securities - related party	$—	$—	$489
Supplemental disclosure of cash flow information:
Interest paid	$4	$4	$14
Income taxes paid	$53	$25	$12

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2022	2021	2020	2019	2018

Investment income	$—	$—	$0.02	$0.03	$0.04
Expenses	0.27	0.26	0.38	0.28	0.31

Net investment loss	(0.27)	(0.26)	(0.36)	(0.25)	(0.27)

Net realized gain (loss)	0.00	0.03	1.37	(0.20)	—
Net change in unrealized appreciation of portfolio securities	0.19	0.42	(2.05)	0.58	0.36
Net change in unrealized depreciation of portfolio securities - related party	—	—	0.13	0.03	(0.09)
Net increase (decrease) in net assets resulting from operations	(0.08)	0.19	(0.91)	0.16	—
Capital transactions:
Shares issued for portfolio securities	—	—	0.01	0.02	0.04
Decrease in net assets resulting from capital transactions	—	—	0.01	0.02	0.04
Net increase (decrease) in net assets	(0.08)	0.19	(0.90)	0.18	0.04
Net assets at beginning of period	2.69	2.50	3.40	3.22	3.18
Net assets at end of period, basic and diluted	$2.61	$2.69	$2.50	$3.40	$3.22
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518	13,518	13,518	13,518
Market price per share:
Beginning of period	$2.38	$2.16	$1.82	$1.96	$2.40
End of period	$1.43	$2.38	$2.16	$1.82	$1.96
Selected information and ratios:
Ratio of expenses to average net assets	10.14%	9.77%	13.00%	8.36%	9.33%
Ratio of net investment loss to average net assets	(10.14%)	(9.77%)	(12.20%)	(7.58%)	(8.22%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(3.15%)	7.38%	(30.82%)	4.86%	0.12%
Total return on market price (1)	(39.92%)	10.19%	18.68%	(7.14%)	(18.33%)

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2022

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)	$8,111	$8,111	$15,650

Total Control Investments: Majority-owned (represents 72.3% of total investments at fair value)					8,111	15,650
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2022	UST 0% 1/23	5,998	5,998	5,998
Total Temporary Cash Investments (represents 27.7% of total investments at fair value)					5,998	5,998
Total Investments					$14,109	$21,648

(1) See Note 3 to the financial statements, Valuation of Investments.

(2) Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.

(3) Level 3 Portfolio Investment.

The accompanying notes are an integral part of these financial statements.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2022

(in thousands, except share data)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or other relevant regulatory authority. We negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As an investment company classified as a business development company (“BDC”) under the Investment Company Act of 1940 (hereafter, the “1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2022, we had invested 37.6% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2022, our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to a portfolio company that comprises 100% of the total value of the investments in portfolio securities as of December 31, 2022.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called ‘Energy’ includes one portfolio company and was 44.4% of our net asset value, 37.6% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2022. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2022 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$8,111	$15,650	44.4%

Total	$8,111	$15,650	44.4%

 The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2022 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$15,650	44.4%
Total	$15,650	44.4%

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 35.7% of our net asset value, 32.7% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2021. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(1)  ORGANIZATION AND BUSINESS PURPOSE

About the Company—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved the restatement of our Certificate of Incorporation to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000, and the number of our authorized shares of preferred stock from 5,000,000 to 10,000,000. As of December 31, 2022, we had 13,518,146 shares of common stock outstanding and no shares of preferred stock outstanding.

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

We elected to be treated as a BDC under the Investment Company Act of 1940 Act (“1940 Act”), although our shareholders authorized us to withdraw this election prior to February 28, 2023 and will likely do so again in the future. We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margins Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

(2)  LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2022, we had cash and cash equivalents of $19.3 million. We had $15.7 million of our net assets of $35.2 million invested in portfolio securities. We also had $6.0 million of temporary cash investments and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $6.0 million was invested in U.S. Treasury bills and $0.06 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured January 3, 2023 and we subsequently repaid this margin loan. The margin interest was paid on February 3, 2023.

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

During 2022 and 2021, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we continue to be a BDC, failure to continue to qualify as a RIC could be material to us and our stockholders.

None of our cash deposits are insured by the FDIC in excess of $250,000.

(3)  SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

Consolidation—In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in Accounting Standards Committee (“ASC”) 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the years ended December 31, 2022 and 2021.

As of December 31, 2022, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2022
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$15,650	$—	$—	$15,650
Total investments	15,650	—	—	15,650
Temporary cash investments	5,998	5,998	—	—
Total investments and temporary cash investments	$21,648	$5,998	$—	$15,650

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

The following table provides a reconciliation of fair value changes during 2022 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2022	$13,000	$—	$—	$13,000
Change in unrealized appreciation	2,500	—	—	2,500
Purchases of portfolio securities	150	—	—	150
Fair value as of December 31, 2022	$15,650	$—	$—	$15,650

The following table provides a reconciliation of fair value changes during 2021 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

		Fair Value Measurements as of December 31, 2021
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$13,000	$—	$—	$13,000
Total investments	13,000	2,500	—	13,000
Temporary cash investments	2,500	2,500	—	—
Total investments and temporary cash investments	$15,500	$2,500	$—	$13,000

The following table provides a reconciliation of fair value changes during 2020 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2020	$8,000	$26,500	$977	$35,477
Realized gain (loss)	—	21,287	(266)	21,021
Change in unrealized appreciation	(1,561)	(26,150)	—	(27,711)
Purchases of portfolio securities	561	—	—	561
Proceeds from sales/dispositions	—	(21,637)	(711)	(22,348)
Fair value as of December 31, 2020	$7,000	$—	$—	$7,000

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields, discount rates, or an increase/(decrease) in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding increase/(decrease), respectively, in the fair value of certain of our investments. In the case of our holding in Equus Energy, we also consider acreage value, proved reserve multiples, daily production multiples, and discount rates.

Finally, industry trends, market forecasts, and comparable transactions in sectors in which we hold a Level 3 investment are also taken into account when assessing the value of these investments.

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2022:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
			Acreage Value (per acre)	$1,500		$11,000		$4,062
Limited liability company investments	$15,650	Guideline Transaction Method	Proved Reserve Multiple	4.0	x	9.5	x	8.2	x
			Daily Production Multiple	18,578.7	x	47,513.7	x	40,284.4	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2021:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
			Acreage Value (per acre)	$1,500		$10,000		$5,750
Limited liability company investments	$13,000	Guideline Transaction Method	Proved Reserve Multiple	3.6	x	7.3	x	7.2	x
			Daily Production Multiple	15,425.3	x	37,215.1	x	36,900.6	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $15.7 million and $13.0 million as of December 31, 2022 and 2021, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021	2020
Cash and cash equivalents at end of period	$19,224	$23,465	$23,639
Restricted cash at end of period	60	25	240
Cash and cash equivalents and restricted cash at end of period	$19,284	$23,490	$23,879

Taxes—Although we are not required to maintain our RIC status as a BDC, historically, we have nevertheless complied with the requirements of the Code necessary to qualify as a RIC and, as such, are generally not subject to federal income taxes on otherwise taxable income (including net realized capital gains) if distributed to stockholders. For the year ended December 31, 2022, no tax accrual for income or excise tax was made. For the year ended December 31, 2021, we accrued a $0.04 million in corporate level income and excise tax in lieu of making a distribution of the net capital gain for the sale of PalletOne, Inc. This tax was paid in March 2022. We borrow money from time to time to maintain our tax status under the Code as a RIC. See Note 1 for discussion of Taxable Subsidiaries and see Note 2 for further discussion of the Fund’s RIC borrowings.

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.02 million for the year ended December 31, 2022, $0.03 million for the year ended December 31, 2021 and $0.02 million for the years ended December 31, 2020, respectively.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. For the year ended December 31, 2022, no state income tax is expected. No state income tax was due for the years ended December 31, 2021 and 2020.

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Balance Sheet as of December 31, 2022 and 2021 are as follows:

	As of December 31, 2022	As of December 31, 2021
Accumulated undistributed net investment losses	$(47,430)	$(43,801)
Unrealized appreciation of portfolio securities, net	7,539	5,039
Accumulated undistributed net capital gains	430	429
Accumulated deficit	$(39,461)	$(38,333)

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of December 31, 2020, all shares were vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For the years ended December 31, 2022, 2021 and 2020, we recorded compensation expense of $0, $0, and $0.08 million, respectively, in connection with these awards.

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

In respect of services provided to the Fund by members of the Board not in connection with their roles and duties as directors, the Fund pays a rate of $300 per hour for services rendered. During the years ended December 31, 2020 we paid Kenneth I. Denos, P.C., a professional corporation owned by Kenneth I. Denos, a director of the Fund, $349,725, for services provided to the Fund on an hourly basis pursuant to a month-to-month agreement. Effective November 1, 2020, we entered into a written agreement with Mr. Denos providing, in lieu of an hourly fee, base compensation of $360,000 per annum, as well as various annual and periodic bonuses based upon achievement of certain criteria, such as transformative acquisitions made by the Fund, and a percentage of the amount received in connection with the disposition of the Fund’s existing portfolio investments, as well as a percentage of the net amount received in connection with the disposition of future portfolio investments.

(5)	FEDERAL INCOME TAX MATTERS

As a RIC, our tax liability is dependent upon whether an election is made to distribute taxable investment income and capital gains above any statutory requirement. For the year ended December 31, 2022, we have incurred net investment losses and no net capital gains or losses. As such, no income or excise tax was accrued or paid. While we incurred net investment losses and had net realized capital gains for the year ended December 31, 2021, we accrued $0.04 million in corporate level income and excise tax in lieu of making a distribution. This tax is was paid in March 2022.

Our year-end for determining capital gains for purposes of Section 4982 of the Internal Revenue Service Code (the “Code”) is October 31.

In general, we may take certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities, and undistributed net capital gains for which we have loss carryforwards, among other items. During the year ended December 31, 2021, according and pursuant to ASC 946-20-50, we recharacterized $18.5 million in accumulated undistributed net capital gains for which we had loss carryforwards, among other items. Accordingly, this recharacterization has increased capital in excess of par and decreased accumulated deficit. .

There are no material book-to-tax differences for net investment income/losses, realized gains or unrealized appreciation/depreciation. For the years ended December 31, 2022 and December 31, 2021, there are no capital loss carryforwards. For the years ended December 31, 2020, we had approximately $0.3 million in capital losses of which can be carried forward indefinitely.

Reclassification of returns of capital had no material book to tax differences for the three years ended December 31, 2022 and therefore has no material book to tax differences impacting accumulated earnings during that three-year period.

We believe that any aggregate exposure for uncertain tax positions should not have a material impact on our financial statements as of December 31, 2022 or December 31, 2021. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2019 through 2022 remain open to examination (the State of Texas may be longer). We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

(6)	COMMITMENTS AND CONTINGENCIES

Lease Commitments. We had an operating lease for office space that expired in September 2014. Our current office space lease is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $90,000, $90,000, and $104,000 for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

Portfolio Companies. As of December 31, 2022 and December 31, 2021, we had $0 and $0.15 million in outstanding commitments to our portfolio company investments. Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

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

(7)	PORTFOLIO SECURITIES

2022 Portfolio Activity

The following table summarizes significant investment activity during the year ended December 31, 2022 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Equus Energy, LLC	$—	$—	$150	$—	$150

	$—	$—	$150	$—	$150

During 2022, we recorded an increase of $2.5 million in net unrealized appreciation, from an unrealized appreciation of $5.0 million as of December 31, 2021 to a net unrealized appreciation of $7.5 million as of December 31, 2022. Such change in unrealized appreciation resulted primarily from the increase in the fair value of our holdings in Equus Energy, LLC of $2.65 million, principally due to increases in the cost basis of this investment, as well as increases in oil and gas prices, as well as increases in the short- and long-term forward pricing curves for these commodities during 2022.

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

During 2021, we recorded an increase of $5.6 million in net unrealized appreciation, from an unrealized depreciation of $0.6 million as of December 31, 2020 to a net unrealized appreciation of $5.0 million as of December 31, 2021. Such change in unrealized appreciation resulted primarily from the increase in the fair value of our holdings in Equus Energy, LLC of $6.0 million, principally due to an increase in the cost basis of this investment, as well as increases in oil and gas prices, as well as increases in the short- and long-term forward pricing curves for these commodities during 2021.

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

During 2020, we recorded a decrease of $26.0 million in net unrealized appreciation, from $25.4 million as of December 31, 2019 to a net unrealized depreciation of $0.6 million as of December 31, 2020. Such change in unrealized appreciation resulted primarily from the following changes:

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

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently consisting of 136 producing and non- producing oil and gas wells. On September 30, 2020, the Fund provided an additional $0.6 million in capital to Equus Energy for the purpose of additional working capital. On June 30, 2021, the Fund provided an additional $0.35 million in capital to Equus Energy for the purpose of additional working capital. On December 31, 2022, the Fund provided an additional $0.15 million in capital to Equus Energy for the purpose of additional working capital. The working interests include associated development rights of approximately 21,320 acres situated on 9 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

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

Below is selected financial information from the audited financial statements of Equus Energy as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31	December 31
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$205	$640
Accounts receivable	208	215
Other current assets	12	—
Total current assets	425	855
Oil and gas properties	8,155	8,097
Less: accumulated depletion, depreciation and amortization	(8,095)	(8,093)
Net oil and gas properties	60	4
Total assets	$485	$859

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$110	$103
Due to affiliate	350	350
Total current liabilities	460	453
Asset retirement obligations	216	214
Total liabilities	676	667

Total member's (deficit) equity	(191)	192

Total liabilities and member's (deficit) equity	$485	$859

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020

Operating revenue	$1,063	$855	$482
Operating expenses
Direct operating expenses	420	595	659
Gain on sale of oil and gas properties	—	(22)	—
Depletion, depreciation, amortization and accretion	4	7	26
Impairment of oil and gas properties	—	32	253
Salaries	383	—	—
Professional fees	713	306	236
General and administrative	76	6	7
Total operating expenses	1,596	924	1,181
Net loss	$(533)	$(69)	$(699)

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:

Net loss	$(533)	$(69)	$(699)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depletion, depreciation and amortization	2	—	19
Gain on sale of oil and gas properties	—	(22)	—
Accretion expense	2	7	7
Impairment	—	32	253
Changes in operating assets and liabilities:
Accounts receivable	7	(138)	(12)
Prepaid expenses and other current assets	(12)	—	34
Accounts payable and accrued liabilities	7	(127)	146
Net cash used in operating activities	(527)	(317)	(252)

Cash flows from investing activities:
Investment in oil & gas properties	(58)	(36)	(30)
Sale of oil & gas properties	—	22	—
Net cash used in investing activities	(58)	(14)	(30)

Cash flows from financing activities:
Capital contribution	150	350	—
Due to parent	—	—	350
Net cash provided by investing activities	150	350	350
Net increase (decrease) in cash	(435)	19	68
Cash and cash equivalents at beginning of period	640	621	553
Cash and cash equivalents at end of period	$205	$640	$621
Non-cash operating and financing activities:
Conversion of related party payable to member’s (deficit) equity	$—	$—	$561

(9)	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards—We consider the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on our financial statements.

Accounting Standards Not Yet Adopted—In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company is currently evaluating the impact of the new standard on the Company's financial statements and related disclosures.

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

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 3, 2023, our holding in $6.0 million in U. S. Treasury Bills matured and we repaid our year-end margin loan.

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We assessed our internal control over financial reporting as of December 31, 2022, the end of our most recent fiscal year. We based our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jursdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2023 (the “2023 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates

Item 16. Form 10-K Summary

Not Included.

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2022
Portfolio Company	Investment(a)	Amount of Interest or Dividend Credited to Income(d)	As of December 31, 2021 Fair Value	Gross Additions(b)	Gross Reductions(c)	Decrease in Unrealized Appreciation / Depreciation	As of December 31, 2022 Fair Value
Control Investments: Majority-owned

Equus Energy, LLC	Member interest (100%)	$—	$13,000	$150	$—	$2,500	$15,650

Total Control Investments: Majority-owned		—	13,000	150	—	2,500	15,650
Total Control Investments		—	13,000	150	—	2,500	15,650

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

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 16, 2010.]

10.       Material Contracts.

(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(b)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(e)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

23.	Consent of Experts and Counsel *

(1)	Consent of Independent Accountants, BDO USA, LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications *

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification *

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

99.	Equus Energy, LLC and Subsidiary *

(1)	Consolidated Financial Statements of Equus Energy, LLC and Subsidiary as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 [Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 10-K filed on March 28, 2023.]

* Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: March 28, 2023	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	March 28, 2023
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	March 28, 2023
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	March 28, 2023
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	March 28, 2023
Robert L. Knauss

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	March 28, 2023
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2023
L’Sheryl D. Hudson

