Form 10-Q
period 2023-03-31
EQUUS TOTAL RETURN, INC.
filed 2023-05-10
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of March 31, 2023.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	March 31, 2023	December 31, 2022

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $8,111 and $8,111, respectively)	$15,650	$15,650
Total investments in portfolio securities at fair value	15,650	15,650
Temporary cash investments	9,992	5,998
Cash and cash equivalents	17,698	19,224
Restricted cash	100	60
Accounts receivable from affiliates	850	350
Other assets	199	382
Total assets	44,489	41,664
Liabilities and net assets
Accounts payable	358	107
Accrued compensation	3	321
Accounts payable to related parties	30	1
Borrowing under margin account	9,992	5,998
Total liabilities	10,383	6,427

Commitments and contingencies (See Note 2)

Net assets
Common stock, $.001 par value per share; 100,000,000 and 50,000,000 shares authorized and 13,518,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively

Preferred stock, $.001 par value per share; 10,000,000 and 5,000,000 shares authorized, respectively
Common stock, par value	$13	$13
Capital in excess of par value	74,685	74,685
Accumulated deficit	(40,592)	(39,461)
Total net assets	$34,106	$35,237
Net asset value per share	$2.52	$2.61

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,
(in thousands, except per share amounts)	2023	2022
Investment income:
Interest from temporary cash investments	$6	$—
Total investment income	6	—

Expenses:
Compensation expense	417	344
Professional fees	400	350
Professional liability expenses	184	121
Director fees and expenses	80	76
General and administrative expenses	35	30
Mailing, printing and other expenses	22	7
Interest expense	1	2
Total expenses	1,139	930

Net investment loss	(1,133)	(930)

Net realized gain:
Temporary cash investments	2	—
Net realized gain	2	—

Net unrealized appreciation of portfolio securities:
Control investments	—	2,000
Net change in net unrealized appreciation of portfolio securities	—	2,000

Net (decrease) increase in net assets resulting from operations	$(1,131)	$1,070

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(0.08)	$0.08
Weighted average shares outstanding:
Basic and diluted	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2022	$13,518	$13	$74,685	$(38,333)	$36,365

Net decrease in net assets resulting from operations	—	—	—	1,070	1,070

Balances as of March 31, 2022	$13,518	$13	$74,685	$(37,263)	$37,435

Balances as of January 1, 2023	$13,518	$13	$74,685	$(39,461)	$35,237

Net decrease in net assets resulting from operations	—	—	—	(1,131)	(1,131)

Balances as of March 31, 2023	13,518	$13	$74,685	$(40,592)	$34,106

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
Reconciliation of (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,131)	$1,070
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss:
Temporary cash investments	(2)	—
Net change in unrealized appreciation of portfolio securities:
Control investments	—	(2,000)
Purchase of temporary cash investments, net	(3,992)	(500)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(500)	—
Other assets	183	119
Accounts payable and accrued liabilities	(67)	(337)
Accounts payable to related parties	29	(12)
Net cash used in operating activities	(5,480)	(1,660)
Cash flows from financing activities:
Borrowings under margin account	9,992	3,000
Repayments under margin account	(5,998)	(2,500)
Net cash provided by financing activities	3,994	500
Net decrease in cash and cash equivalents	(1,486)	(1,160)
Cash and cash equivalents and restricted cash at beginning of period	19,284	23,490

Cash and cash equivalents and restricted cash at end of period	$17,798	$22,330
Supplemental disclosure of cash flow information:
Interest paid	$1	$1
Income taxes paid	$—	$38

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ended March 31,
	2023	2022

Expenses	$(0.09)	$(0.07)

Net investment loss	(0.09)	(0.07)

Net change in unrealized appreciation of portfolio securities	—	0.15
Net (decrease) increase in net assets	(0.09)	0.08
Net assets at beginning of period	2.61	2.69
Net assets at end of period, basic and diluted	$2.52	$2.77
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.43	$2.38
End of period	$1.56	$2.57
Selected information and ratios:
Ratio of expenses to average net assets	(3.28%)	(2.52%)
Ratio of net investment loss to average net assets	(3.27%)	(2.52%)
Ratio of net increase in net assets resulting from operations to average net assets	(3.26%)	2.90%
Return on net asset value	(3.45%)	2.97%
Total return on market price (1)	9.09%	7.98%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

MARCH 31, 2023

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)	$8,111	$8,111	$15,650

Total Control Investments: Majority-owned (represents 61.0% of total investments at fair value)					8,111	15,650
Temporary Cash Investments
U.S. Treasury Bill	Government	March 2023	UST 0% 4/23	9,992	9,992	9,992
Total Temporary Cash Investments (represents 39.0% of total investments at fair value)					9,992	9,992
Total Investments					$18,103	$25,642

(1)See Note 3 to the financial statements, Valuation of Investments.

(2)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of the company.

(3)Level 3 Portfolio Investment.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2023

(Unaudited)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2023, we had invested 35.2% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of March 31, 2023, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our sole remaining portfolio company that comprises 100% of the total value of the investments in portfolio securities as of March 31, 2023.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes our sole remaining portfolio company and was 45.9% of our net asset value, 35.2% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of March 31, 2023. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2023 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$8,111	$15,650	45.9%

Total	$8,111	$15,650	45.9%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2023 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$15,650	45.9%
Total	$15,650	45.9%

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2022

(Unaudited)

(in thousands, except share data)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

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

MARCH 31, 2023

(Unaudited)

 (1)       Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved the restatement of our Certificate of Incorporation to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000, and the number of our authorized shares of preferred stock from 5,000,000 to 10,000,000. As of March 31, 2023, we had 13,518,146 shares of common stock outstanding and no shares of preferred stock outstanding.

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

We elected to be treated as a BDC under the Investment Company Act of 1940 Act (“1940 Act”), although our shareholders authorized us to withdraw this election in previous years (which authorization has since expired) and will likely do so again in the future. We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margins Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Impact of Economic and Geopolitical Events on the Oil and Gas Sector— The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid-year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022 and largely due to recessionary headwinds and other macroeconomic factors, oil and natural gas prices have retreated substantially. In the case of natural gas, prices have continued to decline through the first quarter of 2023. However, recent oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights.

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

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

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

Cash and Cash Equivalents—As of March 31, 2023, we had cash and cash equivalents of $17.8 million. We had $15.7 million of our net assets of $34.1 million invested in portfolio securities.

As of December 31, 2022, we had cash and cash equivalents of $19.3 million. We had $15.7 million of our net assets of $35.2 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of March 31, 2023, we had $10.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $10.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on April 6, 2023 and we subsequently repaid this margin loan, plus interest.

As of December 31, 2022, we had $6.0 million of restricted cash and of temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $6.0 million was invested in U.S. Treasury bills and $0.06 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 4, 2023 and we subsequently repaid this margin loan, plus interest.

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

We had no follow-on commitments as of March 31, 2023 and December 31, 2022, respectively

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

As of March 31, 2023, we borrowed $10.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $10.1 million.

As of December 31, 2022, we borrowed $6.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $6.06 million.

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

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the first quarter of 2023, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

To assess the reasonableness of the discounted cash flow approach, the fair value of equity securities, including warrants, in portfolio companies may also consider the market approach—that is, through analyzing and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying to the portfolio company’s trailing twelve months (or current year projected) earnings before interest, taxes, depreciation, and amortization (“EBITDA”) a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies, in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities we hold; and (3) multiplying the range of equity values derived therefrom by our ownership share of such equity tranche in order to arrive at a range of fair values for our equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by Management.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the three months ended March 31, 2023 and the year ended December 31, 2022.

As of March 31, 2023, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of March 31, 2021
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$15,650	$—	$—	$15,650
Total investments	15,650	—	—	15,650
Temporary cash investments	9,992	9,992	—	—
Total investments and temporary cash investments	$25,642	$9,992	$—	$15,650

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2023 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2023	$15,650	$—	$—	$15,650
Change in unrealized appreciation	—	—	—	-
Purchases of portfolio securities	—	—	—	-
Fair value as of March 31, 2023	$15,650	$—	$—	$15,650

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2022 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments		Non-affiliate Investments		Total
Fair value as of January 1, 2022	$13,000	$—		$—		$13,000
Change in unrealized appreciation	2,000	—		—		2,000
Fair value as of March 31, 2022	$15,000	$—	#	$—	#	$15,000

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2023 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
			Acreage Value (per acre)	$1,500		$11,000		$4,062
Limited liability company investments	$15,650	Guideline Transaction Method	Proved Reserve Multiple	4.5	x	10.1	x	8.5	x
			Daily Production Multiple	18,578.7	x	46,565.9	x	40,254.6	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2022 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $15.7 million as of March 31, 2023 and December 31, 2022, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Accumulated undistributed net investment losses	$(48,563)	$(47,430)
Unrealized appreciation of portfolio securities, net	7,539	7,539
Accumulated undistributed net capital gains	432	430
Accumulated deficit	$(40,592)	$(39,461)

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended March 31, 2023, and we expect no in state income tax for the year ended December 31, 2022.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash and cash equivalents at end of period	$17,698	$19,224
Restricted cash at end of period	100	60
Cash and cash equivalents and restricted cash at end of period	$17,798	$19,284

Recent Accounting Standards—We consider the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on our financial statements.

Accounting Standards Not Yet Adopted— In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Fund is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures.

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

(5)       Portfolio Securities

   During the three months ended March 31, 2023, notwithstanding price decreases for oil and natural gas in the period, primarily due to stable prices for mineral acreage transactions in the principal region where Equus Energy, LLC, holds its leasehold interests, we recorded no change in the fair value of this investment. During the three months ended March 31, 2022, we recorded an increase in the fair value of this investment by $2.0 million, resulting in a net change in unrealized appreciation of $7.0 million. Such change in fair value was principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election—In 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2023 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to June 30, 2023. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid-year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022 and largely due to recessionary headwinds and other macroeconomic factors, oil and natural gas prices have retreated substantially. In the case of natural gas, prices have continued to decline through the first quarter of 2023. However, recent oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights. Given such price volatility, the U.S. Energy Information Administration has modified its 2023 oil and gas price forecasts accordingly, with an April 2023 estimate of $85.01 per barrel for Brent crude for all of 2023, and $2.94 per MMBTU for gas prices for the year.

Notwithstanding present pricing conditions and forecasts for the remainder of 2023, operators of the leasehold interests held by Equus Energy have not yet undertaken significant capital expenditures, which could have a material adverse effect upon the operations and long-term financial condition of Equus Energy. To conserve existing cash resources or create additional cash resources during the next year, Equus Energy intends to either: (i) attempt to secure equity or debt financing from one or more institutional sources, which sources may include the Fund, a commercial lender, or other investors, (ii) request that its operators shut-in additional wells, (iii) sell certain of its oil and gas holdings, or (iv) undertake a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to continue as a going concern. The factors discussed above, therefore, raise substantial doubt about Equus Energy’s ability to continue as a going concern.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Equus Energy have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Equus Energy be unable to continue as a going concern. However, Equus Total Return, Inc. has agreed to and will continue to provide financial support to Equus Energy for at least one year and one day past the date of this report and Equus Total Return has the ability and intent to provide the financial support. As such, in connection with continued support from Equus Total Return, management concluded this plan alleviate the substantial doubt that was raised about the ability of Equus Energy to continue as a going concern for at least twelve months from the date the financial statements were issued.

Revenue and Income—During the three months ended March 31, 2023, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.1 million, ($0.03) million, and ($0.5) million, respectively, as compared revenue, operating revenue less direct operating expenses, and net loss were $0.3 million, $0.2 million, and ($5) thousand, respectively, for the three months ended March 31, 2022.

Capital Expenditures—During the three months ended March 31, 2023 and March 31, 2022, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$359	$205
Accounts receivable	145	208
Other current assets	12	12
Total current assets	516	425
Oil and gas properties	8,155	8,155
Less: accumulated depletion, depreciation and amortization	(8,095)	(8,095)
Net oil and gas properties	60	60
Total assets	$576	$485

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$249	$110
Due to affiliate	850	350
Total current liabilities	1,099	460
Asset retirement obligations	217	216
Total liabilities	1,316	676

Total member's deficit	(740)	(191)

Total liabilities and member's deficit	$576	$485

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2023	2022

Operating revenue	$138	$327
Operating expenses
Direct operating expenses	166	117
General and administrative	520	214
Depletion, depreciation, amortization and accretion	1	1
Total operating expenses	687	332
Net loss	(549)	(5)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2023	2022

Cash flows from operating activities:

Net loss	$(549)	$(5)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	1	1
Changes in operating assets and liabilites:
Accounts receivable	63	(173)
Accounts payable and other	139	47
Due to Parent	500	—
Net cash provided by (used in) operating activities	154	(130)
Net increase (decrease) in cash	154	(130)
Cash and cash equivalents at beginning of period	205	640
Cash and cash equivalents at end of period	$359	$510

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $1 thousand and $2 thousand for the three months ended March 31, 2023 and 2022, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2023, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized an impairment loss on its oil and gas properties during the three months ended March 31, 2023 and 2022 of $0, respectively.

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

 Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the three months ending March 31, 2023 and March 31, 2022, respectively.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On April 5, 2023, our holding in $10.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2022, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our existing and prospective portfolio companies;
•	the return or impact of current and future investments;
•	our contractual arrangements and other relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment;
•	our ability to qualify and operate as a BDC and a RIC, including the impact of changes in laws or regulations governing our operations, or the operations of our portfolio companies;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of fluctuations in interest rates on our business;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	our ability to recover unrealized losses;
•	market conditions and our ability to access additional capital, if deemed necessary;
•	changes in interest rates and overall investment activity;
•	developments in the global economy and resulting demand and supply for oil and natural gas;
•	natural or man-made disasters and other external events that may disrupt our operations; and
•	continued volatility of oil and natural gas prices.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“10-K”). In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Quarterly Report concerning our efforts to transform Equus into an operating company, as well as the coronavirus pandemic and the economic impact of the coronavirus on the Fund and our sole remaining portfolio company, as well as on oil and gas markets generally. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election. In 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2023 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to June 30, 2023. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022.

Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid-year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022 and largely due to recessionary headwinds and other macroeconomic factors, oil and natural gas prices have retreated substantially. In the case of natural gas, prices have continued to decline through the first quarter of 2023. However, recent oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights. Given such price volatility, the U.S. Energy Information Administration has modified its 2023 oil and gas price forecasts accordingly, with an April 2023 estimate of $85.01 per barrel for Brent crude for all of 2023, and $2.94 per MMBTU for gas prices for the year.

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

The U.S. Economy. U.S. GDP increased at an annualized rate of 1.1% in the first quarter of 2023, substantially below the 2.0% consensus of analysts’ expectations for the quarter. This followed an increase of 2.6% on an annualized basis for the fourth quarter of 2022. The principal drivers of the slower increase during the first quarter of 2023 were increased consumer spending that was partially offset by decreases in housing investment and a decrease in inventory investment. The Conference Board a is projecting a mild recession in 2023, with decreases in GDP of 1.8% for each of the second and third quarters of 2023, and a further decrease of 0.6% for the fourth quarter. Overall, the Conference Board projects a yearly GDP increase of 0.7% for all of 2023, and a 0.8% increase for all of 2024. The Congressional Budget Office projects GDP growth of 0.3% for all of 2023 and 1.8% for all of 2024. Both the Conference Board and the CBO forecasts were made prior to the release of Q1 GDP data from the Bureau of Economic Analysis and are, therefore, expected to be subsequently revised downward. (Sources: Bureau of Economic Analysis; The Conference Board; Congressional Budget Office).

Employment and Housing. At March 31, 2023, the U.S. unemployment rate has stood at 3.5%, more or less unchanged since the first quarter of 2022 and substantially below the high of 14.5% in April 2020 when economic uncertainty associated with Covid-19 was at its peak. With signs of a recession in later quarters, economists are projecting a rate of 4.6% by the end of 2023. Most of the recent employment gains in 2022 and the first quarter of 2023 were due to gains in nonfarm payrolls, the leisure and hospitality industry, professional and business services, retail trade, transportation, and warehousing (Sources: Bureau of Labor Statistics; Trading Economics).

Consumer Prices. Consumer prices, which had largely been held in check during the pandemic, began to rise steadily in 2021 and into 2022, reaching an annualized rate of 9.1% during 2022, before retreating to an overall rate of 8.0% for the year. In April 2023, the Bureau of Labor Statistics reported an inflation rate of 5.0% over the 12 month period ended March 31, 2023, and the Congressional Budget Office projects a rate of 4.8% for the entire year, with a rate of 3.0% for all of 2024. Energy prices remained a principal driver of inflation during the run-up in consumer prices, and have also factored significantly into the decline in inflation rates. Largely as a result of Fed monetary responses and a slowing of economic growth, most commentators are forecasting a further decrease in the rate of inflation throughout the rest of the year. (Sources: Bureau of Economic Analysis; Kiplinger; Bureau of Labor Statistics; Trading Economics).

Interest Rates. Principally as a response to rising prices, the Federal Reserve began a series of federal funds rate increases in May 2022 which continued for ten consecutive meetings of the Federal Open Market Committee, including its most recent meeting in May 2023. Given recent economic data released in April and May 2023, most analysts expect the Fed to pause rate increases in its next meeting scheduled for June 13-14, 2023. The result of such rate increases and inflationary pressures has been substantially increased borrowing costs, particularly for homebuyers and small businesses, as well as heightened recession risks. Moreover, credit providers have also begun to require higher collateralization rates, with shorter maturities and higher fees than in the recent past. (Source: Forbes; The Wall Street Journal).

Mergers and Acquisitions. Despite inflationary pressures and Fed tightening, global merger and acquisition activity in the first half of 2022 was relatively robust, but in the second half of 2022, deal activity slowed significantly, largely as a result of increased costs of capital, reduced financial sponsor activity, and increased regulatory scrutiny. Some industry commentators are predicting that consolidations will increase in 2023, particularly in the areas of healthcare, technology, and energy. Despite an overall decline in deal value during the first quarter of 2023 ($557 billion as compared to $998 billion in the first quarter of 2022), such activity still remains above the ten-year average. Higher interest rates and lower deal volumes have kept valuation multiples at levels consistent with 2022, which is expected to facilitate increased transaction activity through the remainder of the year. (Sources: Morgan Stanley; Greenhill; Mckinsey).

Private Equity. After experiencing a record year in 2021, private equity activity slowed in 2022, particularly during the second half of the year, with 2022 total fundraising approximately 15.0% less than 2021. With the expected increase in M&A dealmaking in 2023, private equity analysts are also expecting an increase in investment opportunities, particularly in view of comparably lower valuation multiples and, in the face of a predicted recession, increased motivation from sellers. (Sources: The Wall Street Journal; CNBC).

During the three months ended March 31, 2023, our net asset value decreased from $2.61 per share to $2.52 per share, a decrease of 3.45%. As of March 31, 2023, our common stock is trading at a 38.1% discount to our net asset value as compared to 45.2% as of December 31, 2022.

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

Results of Operations

Investment Income and Expense

Net investment loss was $1.1 million for the three months ended March 31, 2023 and $0.9 million March 31, 2022, respectively.

Compensation expense was $0.4 million for the three months ended March 31, 2023 and $0.3 million for the three months ended March 31, 2022, as a result of bonuses paid in 2023.

Professional fees were comparable for the three months ended March 31, 2023 and 2022, and were $0.4 million and $0.35 million respectively.

General and administrative expenses were comparable for the three months ended March 31, 2023 and 2022, and were $0.36 million and $0.30 million respectively.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

 During the three months ended March 31, 2023, with respect to our holding in Equus Energy, LLC, we recorded no change in the fair value of this investment. During the three months ended March 31, 2022, we recorded an increase in the fair value of this investment of $2.0 million, resulting in a net change in unrealized appreciation of $7.0 million. Such change in fair value was principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On April 5, 2023, our holding in $10.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 10, 2023

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

