Form 10-Q
period 2023-06-30
EQUUS TOTAL RETURN, INC.
filed 2023-08-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of June 30, 2023.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	June 30, 2023	December 31, 2022

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $8,861 and $8,111, respectively)	$23,200	$15,650
Total investments in portfolio securities at fair value	23,200	15,650
Temporary cash investments	12,989	5,998
Cash and cash equivalents	16,407	19,224
Restricted cash	130	60
Accounts receivable from affiliates	328	350
Accrued interest	8	—
Other assets	35	382
Total assets	53,097	41,664
Liabilities and net assets
Accounts payable	53	107
Accrued compensation	3	321
Accounts payable to related parties	1	1
Borrowing under margin account	12,989	5,998
Total liabilities	13,046	6,427

Commitments and contingencies (See Note 2)

Net assets
Common stock, $.001 par value per share; 100,000,000 shares authorized and 13,518,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively

Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022 respectively
Common stock, par value	$13	$13
Capital in excess of par value	74,685	74,685
Accumulated deficit	(34,647)	(39,461)
Total net assets	$40,051	$35,237
Net asset value per share	$2.96	$2.61

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Investment income:
Control investments	$8	$—	$8	$—
Total interest and dividend income	8	—	8	—
Interest from temporary cash investments	4	—	10	—
Total investment income	12	—	18	—

Expenses:
Compensation expense	393	345	810	689
Professional fees	126	106	526	456
Professional liability expenses	181	177	365	298
Director fees and expenses	103	92	183	168
General and administrative expenses	35	31	70	61
Mailing, printing and other expenses	30	29	52	36
Taxes	7	—	7	—
Interest expense	1	—	2	2
Total expenses	876	780	2,015	1,710

Net investment loss	(864)	(780)	(1,997)	(1,710)

Net realized gain:
Temporary cash investments	9	—	11	—
Net realized gain	9	—	11	—

Net unrealized appreciation of portfolio securities:
Control investments	6,800	500	6,800	2,500
Net change in net unrealized appreciation of portfolio securities	6,800	500	6,800	2,500

Net increase (decrease) in net assets resulting from operations	$5,945	$(280)	$4,814	$790

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.44	$(0.02)	$0.36	$0.06
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2022	13,518	$13	$74,685	$(38,333)	$36,365

Net increase in net assets resulting from operations	—	—	—	1,070	1,070

Balances as of March 31, 2022	13,518	$13	$74,685	$(37,263)	$37,435

Net decrease in net assets resulting from operations	—	—	—	(280)	(280)

Balances as of June 30, 2022	13,518	$13	$74,685	$(37,543)	$37,155

Balances as of January 1, 2023	13,518	$13	$74,685	$(39,461)	$35,237

Net decrease in net assets resulting from operations	—	—	—	(1,131)	(1,131)

Balances as of March 31, 2023	13,518	$13	$74,685	$(40,592)	$34,106

Net increase in net assets resulting from operations	—	—	—	5,945	5,945

Balances as of June 30, 2023	13,518	$13	$74,685	$(34,647)	$40,051

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2023	2022
Reconciliation of increase in net assets resulting from operations to net cash used in operating activities:
Net increase in net assets resulting from operations	$4,814	$790
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain:
Temporary cash investments	(11)	—
Net change in unrealized appreciation of portfolio securities:
Control investments	(6,800)	(2,500)
Purchase of portfolio securities	(750)	—
Purchase of temporary cash investments, net	(6,980)	(1,500)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	22	—
Accrued interest and dividend receivable	(8)	—
Accrued escrow receivable	—	—
Other assets	347	299
Accounts payable and accrued liabilities	(372)	(472)
Accounts payable to related parties	0	(12)
Net cash used in operating activities	(9,738)	(3,395)
Cash flows from financing activities:
Borrowings under margin account	22,980	7,000
Repayments under margin account	(15,989)	(5,500)
Net cash provided by financing activities	6,991	1,500
Net decrease in cash and cash equivalents	(2,747)	(1,895)
Cash and cash equivalents and restricted cash at beginning of period	19,284	23,490

Cash and cash equivalents and restricted cash at end of period	$16,537	$21,595
Supplemental disclosure of cash flow information:
Interest paid	$2	$2
Income taxes paid	$7	$38

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six months ended June 30,
	2023	2022

Expenses	$(0.15)	$(0.13)

Net investment loss	(0.15)	(0.13)

Net change in unrealized appreciation of portfolio securities	0.50	0.19
Net increase in net assets	0.35	0.06
Net assets at beginning of period	2.61	2.69
Net assets at end of period, basic and diluted	$2.96	$2.75
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.43	$2.38
End of period	$1.52	$2.61
Selected information and ratios:
Ratio of expenses to average net assets	(5.35%)	4.65%
Ratio of net investment loss to average net assets	(5.30%)	(4.65%)
Ratio of net increase in net assets resulting from operations to average net assets	12.79%	2.15%
Return on net asset value	(3.45%)	2.23%
Total return on market price (1)	6.29%	9.66%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

JUNE 30, 2023

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$15,650
Morgan E&P, LLC (3) Houston, TX	Energy	April 2023	Member interest (100%)		—	6,800
			12% senior secured promissory note due 5/26 (4)	$750	750	750
					750	7,550
Total Control Investments: Majority-owned (represents 64.1% of total investments at fair value)					8,861	23,200
Temporary Cash Investments
U.S. Treasury Bill	Government	June 2023	UST 0% 7/23	12,989	12,989	12,989
Total Temporary Cash Investments (represents 35.9% of total investments at fair value)					12,989	12,989
Total Investments					$21,850	$36,189

(1)See Note 3 to the financial statements, Valuation of Investments.

(2)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.

(3)Level 3 Portfolio Investment.

(4)Income producing.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2023

(Unaudited)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2023, we had invested 43.7% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of June 30, 2023, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of June 30, 2023.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes our two remaining portfolio companies and was 57.9% of our net asset value, 43.7% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of June 30, 2023. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2023 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$8,111	$22,450	56.0%
Secured and subordinated debt	750	750	1.9%

Total	$8,861	$23,200	57.9%

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2023 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$23,200	57.9%
Total	$23,200	57.9%

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

As an investment company classified as a business development company (“BDC”) under the Investment Company Act of 1940 (hereafter, the “1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2022, we had invested 3 7.6% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2022, our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to a portfolio company that comprises 100% of the total value of the investments in portfolio securities as of December 31, 2022.

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

JUNE 30, 2023

(Unaudited)

 (1)       Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of June 30, 2023, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,518,146 shares of common stock and no shares of preferred stock were outstanding.

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

We elected to be treated as a BDC under the Investment Company Act of 1940 Act (“1940 Act”), although our shareholders authorized us to withdraw this election in previous years (which authorization has since expired) and will likely do so again in the future. We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have two wholly-owned taxable subsidiaries (“Taxable Subsidiary”) which hold one or more of our portfolio investments listed on our Schedules of Investments. The purpose of these and other Taxable Subsidiaries we may form is to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margins Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Impact of Economic and Geopolitical Events on the Oil and Gas Sector— The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid-year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022 and largely due to recessionary headwinds and other macroeconomic factors, oil and natural gas prices have retreated substantially. In the case of natural gas, prices have continued to decline through the first quarter of 2023 before stabilizing during the second quarter of 2023. However, recent oil price stability has been a significant factor in increased consolidation activity in the Permian Basin and the Williston Basin where Equus Energy and Morgan E&P, LLC, respectively, hold most of their development rights.

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

The results of operations for the three months ended June 30, 2023 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

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

Cash and Cash Equivalents—As of June 30, 2023, we had cash and cash equivalents of $16.5 million. We had $23.2 million of our net assets of $40.1 million invested in portfolio securities.

As of December 31, 2022, we had cash and cash equivalents of $19.3 million. We had $15.7 million of our net assets of $35.2 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of June 30, 2023, we had $13.1 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $13.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on July 6, 2023 and we subsequently repaid this margin loan, plus interest.

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

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. We had no follow-on commitments as of December 31, 2022.

We have committed to invest up to $10.0 million, via a senior secured debt facility, into Morgan E&P, LLC, our wholly-owned subsidiary engaged in oil and gas development in the Williston Basin region. As of June 30, 2023, Morgan had drawn approximately $750,000 under this facility.

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

As of June 30, 2023, we borrowed $13.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $13.1 million.

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

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the second quarter of 2023, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

Valuation of Investments—For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board has approved a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment is reviewed by our investment professionals;

2.	With certain exceptions as determined by our Management, with respect to investments with a fair value exceeding $2.5 million that have been held for more than one year, we engage independent valuation firms to assist our investment professionals. These independent valuation firms conduct independent valuations and make their own independent assessments;

3.	Our Management produces a report that summarizes each of our portfolio investments and recommends a fair value of each such investment as of the date of the report;

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

In estimating the fair values of our equity interest in Equus Energy, we have given more emphasis to a market approach that examines developed and undeveloped reserves and mineral acreage values, as well as a market approach that examines comparable industry transactions involving oil and gas assets in proximity to the leasehold interests held by Equus Energy. In estimating the fair values of our equity interest in Morgan E&P, LLC (“Morgan”), we have given more emphasis to a market approach that examines Morgan’s reserves and production multiples, as well as an income approach that examines expected cash flows from the development of leasehold interests held by Morgan. Our management received advice and assistance from a third-party valuation firm to support our determination of the fair value of these investments.

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

Investments for which prices are not observable are generally private investments in the debt and equity securities of operating companies. A primary valuation method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including comparing the latest arm’s length or market transactions involving the subject security to the selected benchmark credit spread, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. In the case of our investments in Equus Energy and Morgan, we also examine acreage values in comparable transactions and assess the impact upon the working interests held by these two portfolio companies. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the six months ended June 30, 2023 and the year ended December 31, 2022.

As of June 30, 2023, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of June 30, 2023
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$23,200	$—	$—	$23,200
Total investments	23,200	—	—	23,200
Temporary cash investments	12,989	12,989	—	—
Total investments and temporary cash investments	$36,189	$12,989	$—	$23,200

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

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2023 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2023	$15,650	$—	$—	$15,650
Change in unrealized appreciation	6,800	—	—	6,800
Purchases of portfolio securities	750	—	—	750
Fair value as of June 30, 2023	$23,200	$—	$—	$23,200

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2022 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2022	$13,000	$—	$—	$13,000
Change in unrealized appreciation	2,500	—	—	2,500
Fair value as of June 30, 2022	$15,500	$—	$—	$15,500

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields, discount rates, or an increase/(decrease) in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding increase/(decrease), respectively, in the fair value of certain of our investments. In the case of our holdings in Equus Energy and Morgan, we also consider acreage value, proved reserve multiples, daily production multiples, and discount rates.

Finally, industry trends, market forecasts, and comparable transactions in sectors in which we hold a Level 3 investment are also taken into account when assessing the value of these investments.

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2023 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500	$11,000	$4,062
Equus Energy, LLC	$ 15,650	Guideline Transaction Method	Proved Reserve Multiple	4.5x	11.9x	10.2x
			Daily Production Multiple	18,578.7x	50,861.2x	45,069.6x
			Discount Rate	11.3%	11.3%	11.3%

		Guideline Public Company Method	Proved Reserve Multiple	9,198x	11,337x	10,267.5x
			Daily Production Multiple	34,150x	53,622x	43,886x
Morgan E&P, LLC	6,800	Guideline Transaction Method	Proved Reserve Multiple	8,878x	12,716x	10,797x
			Daily Production Multiple	36,221x	60,083x	48,152x
		Discounted Cash Flow	Discount Rate	10.7%	12.3%	11.3%

Senior debt
Morgan E&P, LLC	750	Yield analysis	Discount for lack of marketability	12.0%	12.1%	12.05%

	$ 23,200

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2022 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500	$11,000	$4,062
Equus Energy, LLC	$15,650	Guideline Transaction Method	Proved Reserve Multiple	4.0x	9.5x	8.2x
			Daily Production Multiple	18,578.7x	47,513.7x	40,284.4x
		Discounted Cash Flow	Discount Rate	11.0%	11.0%	11.0%

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $23.2 million as of June 30, 2023 and $15.7 million as of December 31, 2022, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Accumulated undistributed net investment losses	$(49,428)	$(47,430)
Unrealized appreciation of portfolio securities, net	14,339	7,539
Accumulated undistributed net capital gains	442	430
Accumulated deficit	$(34,647)	$(39,461)

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended June 30, 2023, and we expect no in state income tax for the year ended December 31, 2022.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash and cash equivalents at end of period	$16,407	$19,224
Restricted cash at end of period	130	60
Cash and cash equivalents and restricted cash at end of period	$16,537	$19,284

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

(5)       Portfolio Securities

During the six months ended June 30, 2023, we made a $0.75 million debt investment in Morgan E&P, LLC (“Morgan”) and also invested $1.00 in the equity of Morgan. In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. Morgan utilized $500,000 of this facility to acquire 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota as described in Note 9 - Morgan E&P, LLC below. As of June 30, 2023, Morgan had drawn $0.75 million under this facility. We recorded a change in fair value of $6.8 million.  The increase was principally due to our expectation of Morgan drilling new wells and generating operating cash flow therefrom in the near future in the Bakken shale region where it holds leasehold acreage rights.

During the six months ended June 30, 2023, notwithstanding price decreases for oil and natural gas in the period, primarily due to stable prices for mineral acreage transactions in the principal region where Equus Energy, LLC, holds its leasehold interests, we recorded no change in the fair value of this investment.

During the six months ended June 30, 2022, with respect to our holding in Equus Energy, LLC, we recorded an increase in the fair value of this investment by $2.5 million. Such change in fair value was principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election—In 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2023 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to September 30, 2023. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid-year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022 and largely due to recessionary headwinds and other macroeconomic factors, oil and natural gas prices have retreated substantially. In the case of natural gas, prices have continued to decline through the first quarter of 2023 before stabilizing by the end of the second quarter of 2023. Recent oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights. Given such price volatility, the U.S. Energy Information Administration has modified its 2023 oil and gas price forecasts accordingly, with an July 2023 estimate of $85.00 per barrel for Brent crude by the end of 2023, and $2.62 per MMBTU for gas prices by the end of the year.

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

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Equus Energy have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Equus Energy be unable to continue as a going concern. However, Equus Total Return, Inc. has agreed to and will continue to provide financial support to Equus Energy for at least one year and one day past the date of this report and Equus Total Return has the ability and intent to provide the financial support. As such, in connection with continued support from Equus Total Return, management concluded this plan alleviates the substantial doubt that was raised about the ability of Equus Energy to continue as a going concern for at least twelve months from the date the financial statements were issued.

Revenue and Income—During the three months ended June 30, 2023, Equus Energy’s revenue, operating revenue less direct operating expenses, and net gain were $0.2 million, $0.03 million, and $0.6 million, respectively, as compared revenue, operating revenue less direct operating expenses, and net loss were $0.3 million, $0.15 million, and ($0.1) million, respectively, for the three months ended June 30, 2022.

During the six months ended June 30, 2023, Equus Energy’s revenue, operating revenue less direct operating expenses, and net gain were $0.3 million, $0, and $0.03 million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.6 million, $0.5 million, and $0.23 million, respectively, for the three months ended June 30, 2022.

Capital Expenditures—During the six months ended June 30, 2023 and June 30, 2022, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of June 30, 2023 and December 31, 2022 and for the six months ended June 30, 2023 and 2022, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$274	$205
Accounts receivable	159	208
Other current assets	15	12
Total current assets	448	425
Oil and gas properties	8,157	8,155
Less: accumulated depletion, depreciation and amortization	(8,095)	(8,095)
Net oil and gas properties	62	60
Total assets	$510	$485

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$125	$110
Due to affiliate	$326	350
Total current liabilities	$451	460
Asset retirement obligations	217	216
Total liabilities	668	676

Total member's deficit	(158)	(191)

Total liabilities and member's deficit	$510	$485

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022

Operating revenue	$180	$294	$318	$621
Operating expenses
Direct operating expenses	146	145	312	129
General and administrative	451	255	971	468
Depletion, depreciation, amortization and accretion	1	1	2	1
Other income	(1000)	—	(1000)	—
Total operating (income) expenses	(402)	401	285	598
Net income (loss)	582	(107)	33	23

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2023	2022

Cash flows from operating activities:

Net loss	$33	$23
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	2	1
Accretion expense	—	1
Changes in operating assets and liabilites:
Accounts receivable	49	(160)
Prepaid expenses and other current assets	(3)	—
Accounts payable and other	15	(11)
Due to Parent	(24)	—
Net cash provided by (used in) operating activities	72	(146)

Cash flows from investing activities:
Investment in oil & gas properties	(3)	—
Net cash (used in) provided by investing activities	(3)	—
Net increase (decrease) in cash	69	(146)
Cash and cash equivalents at beginning of period	205	640
Cash and cash equivalents at end of period	$274	$494

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $2 thousand for the six months ended June 30, 2023 and 2022, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of June 30, 2023, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized an impairment loss on its oil and gas properties during the three and six months ended June 30, 2023 and 2022 of $0, respectively.

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

 Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the six months ending June 30, 2023 and June 30, 2022, respectively.

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

(9)       Morgan E&P, LLC

Morgan E&P, LLC (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. On May 22, 2023, Morgan completed the acquisition of 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota, with additional acreage to be acquired over the coming months of up to 6,705.52 net acres. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”), a company whose principals have decades of oil and gas experience and who have themselves drilled over 1,800 horizontal wells in the Williston Basin over a 10-year period.

Under the terms of the Purchase and Sale Agreement entered into by Morgan and Pro Energy, Morgan is required to drill and complete a minimum of six wells within 18 months of receiving the first drilling permits. The average cost of drilling a new horizontal well is approximately $8.2 million. Morgan will receive an average net revenue interest (“NRI”) of 80% in the production of any wells drilled, and after operating expenses are deducted from the NRI, Pro Energy shall receive a carried interest for 20% of these net cash flows.

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. As of June 30, 2023, Morgan had drawn $0.75 million under this facility.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Morgan have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Morgan be unable to continue as a going concern. However, Equus Total Return, Inc. has agreed to and will continue to provide financial support to Morgan for at least one year and one day past the date of this report and Equus Total Return has the ability and intent to provide the financial support. As such, in connection with continued support from Equus Total Return, management concluded this plan alleviates the substantial doubt that was raised about the ability of Morgan Energy to continue as a going concern for at least twelve months from the date the financial statements were issued.

We do not consolidate the financial results of Morgan with the financial results of the Fund and, accordingly, only the value of our investment in Morgan is included on our balance sheets. Our investment in Morgan is valued in accordance with our normal valuation procedures and is based in part on a reserve report prepared for Morgan by Cawley, Gillespie, & Associates, Inc., an independent petroleum engineering firm, the transactions and values of comparable companies in this sector, and the estimated value of leasehold mineral interests associated with the acreage held by Morgan. A valuation of Morgan was performed by a third-party valuation firm, who recommended a value range of Morgan consistent with the fair value determined by our Management (See Schedule of Investments).

Below is summarized unaudited condensed consolidated financial information for Morgan E&P, LLC as of June 30, 2023 and for the period from inception (April 3, 2023) through June 30, 2023 (in thousands):

MORGAN E&P, LLC

Unaudited Condensed Consolidated Balance Sheet

June 30,
2023

Assets
Current assets:
Cash and cash equivalents	$123
Total current assets	123
Oil and gas properties	500
Other non-current assets:
Fixed Assets	12
Total other non-current assets, net	12

Total assets	$635

Liabilities and member's deficit
Current liabilities:
Accrued interest payable	$8
Due to Parent	13
Total current liabilities	21

NON CURRENT LIABILITIES:
Notes Payable	750
Total non-current liabilities	750
Total liabilities	771

Total member's deficit	(136)

Total liabilities and member's deficit	$635

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Operations

From inception (April 3, 2023) through
June 30, 2023

Operating revenue	$—
Other expense
General and administrative	128
Interest expense	8
Total other expense	136
Net loss	$(136)

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Cash Flows

From inception (April 3, 2023) through
June 30, 2023

Cash flows from operating activities:
Net loss	$(136)
Changes in operating assets and liabilites:
Prepaid expenses and other current assets	(12)
Accounts payable and other	8
Due to Parent	13
Net cash used in operating activities	(127)

Cash flows from investing activities:
Investment in oil & gas properties	(500)
Net cash used in investing activities	(500)

Cash flows from financing activities:
Due to Parent	750
Net cash provided by investing activities	750
Net increase in cash	123
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$123

Critical Accounting Policies for Morgan

Acquisitions—Morgan evaluates each acquisition of oil and gas properties to determine whether each should be accounted for as an acquisition of assets or business in accordance with Accounting Standards Update No. 2017-01: Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”).

Asset acquisitions are recorded at the cost of acquiring the property. The results of operations of the oil and gas properties acquired in the Company’s acquisitions have been included in the consolidated financial statements since the closing dates of the respective acquisitions. A business combination may result in the recognition of a bargain purchase gain or goodwill based on the measurement of the fair value of the assets and liabilities acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. The initial accounting for business combinations may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

Oil & Gas Properties—The method of accounting for oil and natural gas properties determines what costs are capitalized and how these costs are ultimately matched with revenue and expenses. Morgan uses the full cost method of accounting for oil and natural gas properties. Under the full cost method, all direct costs and certain indirect costs associated with the acquisition, exploration, and development of oil and natural gas properties are capitalized.

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unproved properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration costs. The Company excludes these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least annually to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized. For the period from inception (April 3, 2023) through June 30, 2023, the Company did not transfer any costs to the full cost pool.

Oil and natural gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved oil and natural gas reserves. Estimation of proved oil and natural gas reserves relies on professional judgment and the use of factors that cannot be precisely determined. Holding all other factors constant, if proved oil and natural gas reserves were revised upward or downward, earnings would increase or decrease, respectively. Subsequent proved reserve estimates that are materially different from those reported would change the depletion expense recognized during the future reporting period. Proceeds from the sales or disposition of oil and natural gas of proved and unproved properties are accounted for as a reduction of capitalized costs with no gain or loss recognized, unless such reduction would significantly alter the relationship between capitalized costs and proved reserves, in which case the gain or loss is recognized in the statement of income. In general, a significant alteration occurs when the deferral of gains or losses will result in an amortization rate materially different from the amortization rate calculated upon recognition of gains or losses. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Under the full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenue, discounted at 10% per annum, plus the lower of cost or fair value of unevaluated properties less income tax effects (the “ceiling limitation”). Future net revenue used to calculate the ceiling do not include cash outflows associated with settling asset retirement obligations. Morgan performs an annual ceiling test to evaluate whether the net book value of the full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion, and amortization) are greater than the discounted future net revenue or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts members’ equity in the period of occurrence and typically results in lower depreciation, depletion, and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date. The risk that Morgan will be required to write-down the carrying value of oil and natural gas properties increases during a period when oil or gas prices are depressed. In addition, a write-down may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.

Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, Morgan may be subject to certain state income taxes, inasmuch as it maintains a registered office in Texas. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. Morgan had no federal income tax expense since inception.

Asset Retirement Obligations—The fair value of asset retirement obligations are recorded in the period in which they are incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The fair value of the asset retirement obligation is measured using expected future cash outflows discounted at Morgan’s credit- adjusted risk-free interest rate. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Morgan’s asset retirement obligation fair value estimate since a reasonable estimate could not be made. The liability is accreted to its then present value each period, and the capitalized cost is depleted or amortized over the estimated recoverable reserves using the units-of-production method. If the obligation is settled for other than the carrying amount of the liability, the Company will record the difference to the full cost pool.

Environmental Matters

We do not believe the existence of current environmental laws or interpretations thereof will materially hinder or adversely affect Morgan’s business operations; however, there can be no assurances of future effects on Morgan of new laws or interpretations thereof.

Environmental Contingencies

Morgan’s activities are subject to local, state, and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating, or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency (“EPA”). Such regulation can increase the cost of planning, designing, installing, and operating such facilities.

(10)	Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 6, 2023, our holding in $13.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

On July 26, 2023, we advanced Morgan an additional $0.2 million under its existing credit facility with the Fund.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election. In 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2023 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to September 30, 2023. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid-year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022 and largely due to recessionary headwinds and other macroeconomic factors, oil and natural gas prices have retreated substantially. In the case of natural gas, prices declined through the first quarter of 2023 before stabilizing during the second quarter and, as of June 30, 2023, stood at $2.48 per MMBTU. However, recent oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights, as well as in the Williston Basin region in North Dakota where Morgan E&P, LLC, our newly formed wholly-owned subsidiary (“Morgan”), holds its development rights. The U.S. Energy Information Administration has modified its 2023 oil and gas price forecasts accordingly, with a July 2023 estimate of $85.00 per barrel for Brent crude by the end of 2023, and $2.62 per MMBTU for gas prices by the end of the year.

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

We expect that Morgan will undertake significant capital expenditures for oil and gas development during the third and fourth quarters of 2023. Morgan may secure capital for this purpose from Equus, from one or more institutional and private sources, or a combination of the foregoing.

The U.S. Economy. U.S. GDP increased at an annualized rate of 2.4% in the second quarter of 2023, significantly above consensus estimates of 2.0% for the period. This followed an increase of 1.1% on an annualized basis for the first quarter of 2023. The principal drivers of the increase during the second quarter of 2023 were increased government spending and increased durable goods orders. The Conference Board is still projecting a mild recession for the U.S. economy in the second half of 2023, with overall GDP growth of 1.3% for all of 2023 and 0.1% growth for all of 2024. The Congressional Budget Office projects GDP growth of 0.4% for the second half of 2023 and 1.5% for all of 2024. Both the Conference Board and the CBO forecasts were made prior to the release of Q2 GDP data from the Bureau of Economic Analysis and are, therefore, expected to be subsequently revised upward. (Sources: Bureau of Economic Analysis; The Conference Board; Congressional Budget Office).

Employment and Housing. At June 30, 2023, the U.S. unemployment rate has stood at 3.6%, more or less unchanged since the first quarter of 2022 and substantially below the high of 14.5% in April 2020 when economic uncertainty associated with Covid-19 was at its peak. With signs of a recession in later quarters, economists are projecting a rate of 4.5% by the end of 2023. Most of the recent employment gains in 2022 and the first half of 2023 were due to gains in nonfarm payrolls, the leisure and hospitality industry, professional and business services, retail trade, transportation, and warehousing (Sources: Bureau of Labor Statistics; Trading Economics).

Consumer Prices. Consumer prices, which had largely been held in check during the pandemic, began to rise steadily in 2021 and into 2022, reaching an annualized rate of 9.1% during 2022, before retreating to an overall rate of 8.0% for the year. In July 2023, the Bureau of Labor Statistics reported an annualized inflation rate of 2.6% for the second quarter of 2023, with a trailing average of 3.0% for the previous 12 months. Energy prices remained a principal driver of inflation during the run-up in consumer prices, and have also factored significantly into the decline in inflation rates. Largely as a result of Fed monetary responses and a slowing of economic growth, most commentators are forecasting a further decrease in the rate of inflation throughout the rest of the year. (Sources: Bureau of Economic Analysis; Kiplinger; Bureau of Labor Statistics; Trading Economics).

Interest Rates. Principally as a response to rising prices, the Federal Reserve began a series of federal funds rate increases in May 2022 which continued for ten consecutive meetings of the Federal Open Market Committee. At its most recent meeting in July 2023, the Fed raised rates by a further quarter point, putting the federal funds rate at a range of 5.25%-5.5%, the highest level in 22 years. The result of such rate increases and inflationary pressures has been substantially increased borrowing costs, particularly for homebuyers and small businesses, as well as heightened recession risks. Moreover, credit providers have also begun to require higher collateralization rates, with shorter maturities and higher fees than in the recent past. (Source: Forbes; The Wall Street Journal).

Mergers and Acquisitions. Despite inflationary pressures and Fed tightening, global merger and acquisition activity in the first half of 2023 began to pick up from its 2022 year-end slowdown, amounting to over $1.0 trilliion in deals consummated during the period. The slowdown in acquisition activity in 2022 was largely as a result of increased costs of capital, reduced financial sponsor activity, and increased regulatory scrutiny. Some industry commentators are predicting that consolidations will continue to increase in the second half of 2023, particularly in the areas of healthcare, technology, and energy. Higher interest rates and lower deal volumes have kept valuation multiples at levels consistent with 2022, which is expected to facilitate increased transaction activity through the remainder of the year. (Sources: Morgan Stanley; Greenhill; Mckinsey).

Private Equity. After experiencing a record year in 2021, private equity activity slowed in 2022, particularly during the second half of the year. With the increase in M&A dealmaking in the first half of 2023, private equity analysts are also expecting an increase in investment opportunities, particularly in view of comparably lower valuation multiples and, in the face of a predicted recession, increased motivation from sellers. (Sources: The Wall Street Journal; CNBC).

During the six months ended June 30, 2023, our net asset value increased from $2.61 per share to $2.96 per share, an increase of 13.4%. As of June 30, 2023, our common stock is trading at a 48.6% discount to our net asset value as compared to 45.2% as of December 31, 2022.

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

Results of Operations

Investment Income and Expense

Net investment income was $0.02 million for the three and six months ended June 30, 2023 due to the interest earned on portfolio investments and short-term investments.

Net investment loss was $0.9 million for the three months ended June 30, 2023 and $0.8 million for the three months ended June 30, 2022, respectively. Net investment loss was $2.0 million for the six months ended June 30, 2023 and $1.7 million for the six months ended June 30, 2022, respectively

Compensation expense was $0.8 million for the six months ended June 30, 2023 and $0.7 million for the six months ended June 30, 2022, as a result of bonuses paid in 2023.

Professional fees were comparable for the six months ended June 30, 2023 and 2022, and were $0.5 million, respectively.

General and administrative expenses were comparable for the six months ended June 30, 2023 and 2022, and were $0.07 million and $0.06 million, respectively.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the six months ended June 30, 2023, made a $0.75 million debt investment in Morgan E&P, LLC (“Morgan”) and also invested $1.00 in the equity of Morgan.  We recorded a change in fair value of the equity of Morgan of $6.8 million.  The increase was principally due to our expectation of Morgan drilling new wells and generating operating cash flow therefrom in the near future in the Bakken shale region where it holds leasehold acreage rights.

During the six months ended June 30, 2023, with respect to our holding in Equus Energy, LLC, we recorded no change in the fair value of this investment.

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 6, 2023, our holding in $13.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

On July 26, 2023, we advanced Morgan an additional $0.2 million under its existing credit facility with the Fund.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K (“10-K”) for the year ended December 31, 2022, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K and throughout this 10-Q are not the only ones facing the Fund.

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

Dated: August 14, 2023

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

