Form 10-Q
period 2023-09-30
EQUUS TOTAL RETURN, INC.
filed 2023-11-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

There were 13,518,146 shares of the registrant’s common stock, $.001 par value, outstanding, as of September 30, 2023.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	September 30, 2023	December 31, 2022

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,511 and $8,111, respectively)	$33,050	$15,650
Total investments in portfolio securities at fair value	33,050	15,650
Temporary cash investments	17,987	5,998
Cash and cash equivalents	13,672	19,224
Restricted cash	180	60
Accounts receivable from affiliates	140	350
Accrued interest	40	—
Other assets	466	382
Total assets	65,535	41,664
Liabilities and net assets
Accounts payable	113	107
Accrued compensation	2	321
Accounts payable to related parties	305	1
Borrowing under margin account	17,987	5,998
Total liabilities	18,407	6,427

Commitments and contingencies (See Note 2)

Net assets
Common stock, $.001 par value per share; 100,000,000 shares authorized and 13,518,146 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively

Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022 respectively
Common stock, par value	$13	$13
Capital in excess of par value	74,685	74,685
Accumulated deficit	(27,570)	(39,461)
Total net assets	$47,128	$35,237
Net asset value per share	$3.49	$2.61

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Investment income:
Control investments	$32	$—	$40	$—
Total interest and dividend income	32	—	40	—
Interest from temporary cash investments	10	—	20	—
Total investment income	42	—	60	—

Expenses:
Compensation expense	692	455	1,502	1,144
Professional fees	202	152	728	608
Professional liability expenses	148	181	513	479
Director fees and expenses	75	79	258	247
General and administrative expenses	31	31	101	92
Mailing, printing and other expenses	13	21	65	50
Taxes	3	4	10	11
Interest expense	12	2	14	4
Total expenses	1,176	925	3,191	2,635

Net investment loss	(1,134)	(925)	(3,131)	(2,635)

Net realized gain:
Temporary cash investments	11	—	22	—
Net realized gain	11	—	22	—

Net unrealized appreciation of portfolio securities:
Control investments	8,200	—	15,000	2,500
Net change in net unrealized appreciation of portfolio securities	8,200	—	15,000	2,500

Net increase (decrease) in net assets resulting from operations	$7,077	$(925)	$11,891	$(135)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.52	$(0.07)	$0.88	$(0.01)
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit

Balances as of January 1, 2022	13,518	$13	$74,685	$(38,333)

Net increase in net assets resulting from operations	—	—	—	1,070

Balances as of March 31, 2022	13,518	$13	$74,685	$(37,263)

Net decrease in net assets resulting from operations	—	—	—	(280)

Balances as of June 30, 2022	13,518	$13	$—	$(37,543)

Net decrease in net assets resulting from operations	—	—	—	(925)

Balances as of September 30, 2022	13,518	$13	$74,685	$(38,468)

Balances as of January 1, 2023	13,518	$13	$74,685	$(39,461)

Net decrease in net assets resulting from operations	—	—	—	(1,131)

Balances as of March 31, 2023	13,518	$13	$74,685	$(40,592)

Net increase in net assets resulting from operations	—	—	—	5,945

Balances as of June 30, 2023	13,518	$13	$74,685	$(34,647)

Net increase in net assets resulting from operations	—	—	—	7,077

Balances as of September 30, 2023	13,518	$13	$74,685	$(27,570)

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022
Reconciliation of increase in net assets resulting from operations to net cash used in operating activities:
Net increase in net assets resulting from operations	$11,891	$(135)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain:
Temporary cash investments	(22)	—
Net change in unrealized appreciation of portfolio securities:
Control investments	(15,000)	(2,500)
Purchase of portfolio securities	(2,400)	—
Purchase of temporary cash investments, net	(11,967)	(1,499)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	210	—
Accrued interest and dividend receivable	(40)	—
Other assets	(84)	(250)
Accounts payable and accrued liabilities	(313)	(459)
Accounts payable to related parties	304	(12)
Net cash used in operating activities	(17,421)	(4,855)
Cash flows from financing activities:
Borrowings under margin account	40,968	10,999
Repayments under margin account	(28,979)	(9,500)
Net cash provided by financing activities	11,989	1,499
Net decrease in cash and cash equivalents	(5,432)	(3,356)
Cash and cash equivalents and restricted cash at beginning of period	19,284	23,490

Cash and cash equivalents and restricted cash at end of period	$13,852	$20,134
Supplemental disclosure of cash flow information:
Interest paid	$14	$4
Income taxes paid	$10	$49

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended Sep 30,
	2023	2022

Investment income	$—	$—
Expenses	(0.23)	(0.19)

Net investment loss	(0.23)	(0.19)

Net change in unrealized appreciation of portfolio securities	1.11	0.18
Net increase in net assets	0.88	(0.01)
Net assets at beginning of period	2.61	2.69
Net assets at end of period, basic and diluted	$3.49	$2.68
Weighted average number of shares outstanding during period,
in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.43	$2.38
End of period	$1.48	$1.64
Selected information and ratios:
Ratio of expenses to average net assets	(7.75%)	7.26%
Ratio of net investment loss to average net assets	(7.60%)	(7.26%)
Ratio of net increase in net assets resulting from operations to average net assets	28.87%	(0.37%)
Return on net asset value	33.72%	(0.37%)
Total return on market price (1)	3.50%	(31.09%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2023

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Equus Energy, LLC (4) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$15,650
Morgan E&P, LLC (4) Houston, TX	Energy	April 2023	Member interest (100%)		—	15,000
			12% senior secured promissory note due 5/26 (5)	$2,400	2,400	2,400
					2,400	17,400
Total Control Investments: Majority-owned (represents 64.8% of total investments at fair value)					10,511	33,050
Temporary Cash Investments
U.S. Treasury Bill	Government	September 2023	UST 0% 10/23	17,987	17,987	17,987
Total Temporary Cash Investments (represents 35.2% of total investments at fair value)					17,987	17,987
Total Investments					$28,498	$51,037

(1)Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of September 30, 2023 none of the Fund’s total assests were considered non-qualifying assets.

(2)See Note 3 to the financial statements, Valuation of Investments.

(3)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.

(4)Level 3 Portfolio Investment.

(5)Income producing.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2023

(Unaudited)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2023, we had invested 50.4% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of September 30, 2023, none of our investments are considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of September 30, 2023.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes our two remaining portfolio companies and was 70.1% of our net asset value, 50.4% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of September 30, 2023. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2023 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$8,111	$30,650	65.0%
Secured and subordinated debt	2,400	2,400	5.1%

Total	$10,511	$33,050	70.1%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2023 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$33,050	70.1%
Total	$33,050	70.1%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2022

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$15,650

Total Control Investments: Majority-owned (represents 72.3% of total investments at fair value)					8,111	15,650
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2023	UST 0% 1/23	5,998	5,998	5,998
Total Temporary Cash Investments (represents 27.7% of total investments at fair value)					5,998	5,998
Total Investments					$15,103	$21,648

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

SEPTEMBER 30, 2023

(Unaudited)

 (1)       Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of September 30, 2023, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,518,146 shares of common stock and no shares of preferred stock were outstanding.

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

Impact of Economic and Geopolitical Events on the Oil and Gas Sector— The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid-year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022, oil and natural gas prices retreated substantially before stabilizing during the second quarter of 2023 and rising again in the third quarter of 2023. The recent period of price stability and subsequent increases has been a significant factor in increased consolidation activity in the Permian Basin and the Williston Basin where Equus Energy and Morgan E&P, LLC, respectively, hold most of their development rights.

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

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

Cash and Cash Equivalents—As of September 30, 2023, we had cash and cash equivalents of $13.7 million. We had $33.1 million of our net assets of $47.1 million invested in portfolio securities.

As of December 31, 2022, we had cash and cash equivalents of $19.2 million. We had $15.7 million of our net assets of $35.2 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of September 30, 2023, we had $18.2 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $18.0 million was invested in U.S. Treasury bills and $0.2 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on October 3, 2023, and we subsequently repaid this margin loan, plus interest.

As of December 31, 2022, we had $6.1 million of restricted cash and of temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $6.0 million was invested in U.S. Treasury bills and $0.1 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 4, 2023 and we subsequently repaid this margin loan, plus interest.

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

We have committed to invest up to $10.0 million, via a senior secured debt facility, into Morgan E&P, LLC, our wholly-owned subsidiary engaged in oil and gas development in the Williston Basin region of North Dakota. As of September 30, 2023, Morgan had drawn approximately $2.4 million under this facility. See “Subsequent Events” where we advanced an additional $3.9 million in under this facility.

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

As of September 30, 2023, we borrowed $18.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $18.2 million.

As of December 31, 2022, we borrowed $6.1 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $6.06 million.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the nine months ended September 30, 2023 and the year ended December 31, 2022.

As of September 30, 2023, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2023
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$33,050	$—	$—	$33,050
Total investments	33,050	—	—	33,050
Temporary cash investments	17,987	17,987	—	—
Total investments and temporary cash investments	$51,037	$17,987	$—	$33,050

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2023 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2023	$15,650	$—	$—	$15,650
Change in unrealized appreciation	—	—	—	—
Fair value as of March 31, 2023	15,650	—	—	15,650
Change in unrealized appreciation	6,800	—	—	6,800
Purchases of portfolio securities	750	—	—	750
Fair value as of June 30, 2023	23,200	—	—	23,200
Change in unrealized appreciation	8,200	—	—	8,200
Purchases of portfolio securities	1,650	—	—	1,650
Fair value as of September 30, 2023	$33,050	$—	$—	$33,050

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2022 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2022	$13,000	$—	$—	$13,000
Change in unrealized appreciation	2,000	—	—	2,000
Fair value as of March 30, 2022	15,000	—	—	15,000
Change in unrealized appreciation	500	—	—	500
Fair value as of June 30, 2022	15,500	—	—	15,500
Change in unrealized appreciation	—	—	—	—
Fair value as of September 30, 2022	$15,500	$—	$—	$15,500

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2023 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500	$11,000	$4,062
Equus Energy, LLC	$ 15,650	Guideline Transaction Method	Proved Reserve Multiple	4.2x	10.9x	7.6x
			Daily Production Multiple	18,578.7x	50,253.7x	34,416.2x
			Discount Rate	11.3%	11.3%	11.3%

		Guideline Public Company Method	Proved Reserve Multiple	10,443x	14,634x	12,539x
			Daily Production Multiple	46,190x	59,506x	52,848x
Morgan E&P, LLC	15,000	Guideline Transaction Method	Proved Reserve Multiple	8,878x	12,716x	10,797x
			Daily Production Multiple	32,565x	59,790x	46,178x
		Discounted Cash Flow	Discount Rate	11.4%	13.1%	12.25%

Senior debt
Morgan E&P, LLC	2,400	Yield analysis	Discount for lack of marketability	12.0%	12.1%	12.05%

	$ 33,050

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2022 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500	$11,000	$4,062
Equus Energy, LLC	$ 15,650	Guideline Transaction Method	Proved Reserve Multiple	4.0x	9.5x	8.2x
			Daily Production Multiple	18,578.7x	47,513.7x	40,284.4x
		Discounted Cash Flow	Discount Rate	11.0%	11.0%	11.0%

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $33.1 million as of September 30, 2023 and $15.7 million as of December 31, 2022, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for these securities.

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

Earnings Per Share—Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to our equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation. As a result, for all periods presented, there is no difference between diluted earnings per share and basic earnings per share amounts.

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Accumulated undistributed net investment losses	$(50,561)	$(47,430)
Unrealized appreciation of portfolio securities, net	22,539	7,539
Accumulated undistributed net capital gains	452	430
Accumulated deficit	$(27,570)	$(39,461)

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended September 30, 2023, and we expect no in state income tax for the year ended December 31, 2022.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash and cash equivalents at end of period	$13,672	$19,224
Restricted cash at end of period	180	60
Cash and cash equivalents and restricted cash at end of period	$13,852	$19,284

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

(5)       Portfolio Securities

During the nine months ended September 30, 2023, we made a $2.4 million debt investment in Morgan E&P, LLC (“Morgan”) and also invested $1.00 in the equity of Morgan. In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. Morgan utilized $500,000 of this facility to acquire its initial 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota as described in Note 9 - Morgan E&P, LLC below. During the third quarter of 2023, Morgan also acquired an additional 1,100 net acres in this region. As of September 30, 2023, Morgan had drawn $2.4 million under this facility. During the nine months ended September 30, 2023, we recorded a change in fair value of the equity of Morgan of $15.0 million.  The increase was principally due to a significant increase in Morgan’s acreage rights and associated reserves, an increase in oil and gas prices, and our expectation of Morgan generating operating cash flow from recent drilling activity in the near future in the Bakken shale region where it holds leasehold acreage rights.

During the nine months ended September 30, 2023, WTI prices increased from $80.26 per barrel at December 31, 2022 to $90.79 at the end of the third quarter 2023. Gas prices decreased from $4.48 at December 31, 2022 to $2.68 at the end of the third quarter of 2023. Despite the decrease in gas prices during the period, due to increases in crude prices and stable prices for mineral acreage transactions in the principal region where Equus Energy, LLC, holds its leasehold interests, we recorded no change in the fair value of this investment.

During the nine months ended September 30, 2022, with respect to our holding in Equus Energy, LLC, we recorded an increase in the fair value of this investment by $2.5 million. Such change in fair value was principally due to increases in mineral acreage prices and a substantial increase in short-and long-term prices for crude oil and natural gas.

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election—In 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2023 or 2024 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to December 31, 2023. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid-year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022, oil and natural gas prices retreated substantially before stabilizing in the second quarter of 2023 and subsequently rising again in the third quarter of 2023. Recent oil price stability and subsequent price increases have been significant factors in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights. Given such price volatility, the U.S. Energy Information Administration has modified its 2023 oil and gas price forecasts accordingly, with an August 2023 estimate of $87.00 per barrel for Brent crude by the end of 2023, and $2.62 per MMBTU for gas prices by the end of the year.

Notwithstanding present pricing conditions and forecasts, operators of the leasehold interests held by Equus Energy have not yet undertaken significant capital expenditures, which could have a material adverse effect upon the operations and long-term financial condition of Equus Energy. To conserve existing cash resources or create additional cash resources during the next year, Equus Energy intends to either: (i) attempt to secure equity or debt financing from one or more institutional sources, which sources may include the Fund, a commercial lender, or other investors, (ii) request that its operators shut-in additional wells, (iii) sell certain of its oil and gas holdings, or (iv) undertake a combination of the foregoing. However, we cannot assure you that Equus Energy will be able to implement these plans successfully, or that such plans will generate sufficient liquidity to continue as a going concern. The factors discussed above, therefore, raise substantial doubt about Equus Energy’s ability to continue as a going concern.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Equus Energy have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Equus Energy be unable to continue as a going concern. However, the Fund has agreed to and will continue to provide financial support to Equus Energy for at least one year and one day past the date of this report and the Fund has the ability and intent to provide the financial support. As such, in connection with continued support from the Fund, management concluded this plan alleviates the substantial doubt that was raised about the ability of Equus Energy to continue as a going concern for at least twelve months from the date the financial statements were issued.

Revenue and Income—During the three months ended September 30, 2023, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.1 million, $0.04 million, and ($0.03) million, respectively, as compared revenue, operating revenue less direct operating expenses, and net loss were $0.3 million, $0.2 million, and ($0.1) million, respectively, for the three months ended September 30, 2022.

During the nine months ended September 30, 2023, Equus Energy’s revenue, operating revenue less direct operating expenses, and net gain were $0.5 million, $0.05 million, and $0.01 million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss which were $0.9 million, $0.7 million, and ($0.09) million, respectively, for the three months ended September 30, 2022.

Capital Expenditures—During the nine months ended September 30, 2023 and September 30, 2022, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$50	$205
Accounts receivable	154	208
Other current assets	3	12
Total current assets	207	425
Oil and gas properties	8,158	8,155
Less: accumulated depletion, depreciation and amortization	(8,096)	(8,095)
Net oil and gas properties	62	60
Total assets	$269	$485

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$110	$110
Due to affiliate	$127	350
Total current liabilities	$237	460
Asset retirement obligations	218	216
Total liabilities	455	676

Total member's deficit	(186)	(191)

Total liabilities and member's deficit	$269	$485

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Operating revenue	$137	$277	$455	$898
Operating expenses
Direct operating expenses	96	77	408	206
General and administrative	68	310	1,039	778
Depletion, depreciation, amortization and accretion	1	1	3	2
Other income	—	—	(1,000)	-
Total operating (income) expenses	165	388	450	986
Net income (loss)	(28)	(111)	5	(88)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2023	2022

Cash flows from operating activities:

Net gain (loss)	$5	$(88)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	2	2
Accretion expense	1	1
Changes in operating assets and liabilites:
Accounts receivable	54	(202)
Prepaid expenses and other current assets	9	—
Accounts payable and other	—	(2)
Due to Parent	(223)	—
Net cash (used in) operating activities	(152)	(289)

Cash flows from investing activities:
Investment in oil & gas properties	(3)	—
Net cash (used in) investing activities	(3)	—
Net (decrease) in cash	(155)	(289)
Cash and cash equivalents at beginning of period	205	640
Cash and cash equivalents at end of period	$50	$351

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $3 thousand and $2 thousand for the nine months ended September 30, 2023 and 2022, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2023, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized an impairment loss on its oil and gas properties during the three and nine months ended September 30, 2023 and 2022 of $0, respectively.

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

 Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the nine months ending September 30, 2023 and September 30, 2022, respectively.

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

(9)       Morgan E&P, LLC

Morgan E&P, LLC (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. On May 22, 2023, Morgan completed the acquisition of 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota, and acquired approximately 1,100 additional acres on September 26, 2023. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”), a company whose principals have decades of oil and gas experience and who have themselves drilled over 1,800 horizontal wells in the Williston Basin over a 10-year period.

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

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. As of September 30, 2023, Morgan had drawn $2.4 million under this facility. See “Subsequent Events” where we advanced an additional $3.9 million under this facility.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Morgan have been prepared on a going concern basis, which contemplates the near-term sale of quantities of oil and gas, realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Morgan be unable to continue as a going concern. However, because the Fund has extended a $10.0 million in senior debt financing as noted above, Fund management concluded this arrangement alleviates doubts about the ability of Morgan Energy to continue as a going concern for at least twelve months from the date the financial statements were issued.

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

Below is summarized unaudited condensed consolidated financial information for Morgan E&P, LLC as of September 30, 2023 and for the three months ended September 30, 2023 and the period from inception (April 3, 2023) through September 30, 2023, respectively, (in thousands):

MORGAN E&P, LLC

Unaudited Condensed Consolidated Balance Sheet

September 30,
2023

Assets
Current assets:
Cash and cash equivalents	$13
Other current assets	171
Total current assets	184
Oil and gas properties	2,824
Other non-current assets:
Fixed assets	22
Total other non-current assets, net	22

Total assets	$3,030

Liabilities and member's deficit
Current liabilities:
Accounts payable	$1,098
Accrued interest payable - affiliate	40
Due to parent	13
Total current liabilities	1,151

Non-current liabilities:
Notes payable - affiliate	2,400
Asset retirement obligations	2
Total non-current liabilities	2,402
Total liabilities	3,553

Total member's deficit	(523)

Total liabilities and member's deficit	$3,030

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Operations

	Three months ended September 30, 2023	From inception (April 3, 2023) through September 30, 2023

Operating revenue	$—	$—

Other expense
General and administrative	355	483
Interest expense	32	40
Total other expense	387	523
Net loss	$(387)	$(523)

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Cash Flows

From inception (April 3, 2023) through
September 30, 2023

Cash flows from operating activities:
Net loss	$(523)
Prepaid expenses and other current assets	(171)
Accounts payable and other	163
Accrued interest payable - affiliate	40
Due to parent	13
Net cash used in operating activities	(478)

Cash flows from investing activities:
Investment in oil & gas properties	(1,887)
Additions to other plant, property and equipment	(22)
Net cash used in investing activities	(1,909)
Cash flows from financing activities:
Note payable - affiliate	2,400
Net cash provided by investing activities	2,400
Net increase in cash	13
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$13

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unproved properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration costs. The Company excludes these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least annually to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized. For the period from inception (April 3, 2023) through September 30, 2023, the Company did not transfer any costs to the full cost pool.

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

Subsequent Events of Morgan

On November 9, 2023, Morgan sold certain wellbore rights to two of its new wells and each of their associated 1,280-acre drilling and spacing units (DSUs) to a third party in exchange for $5,000,000 in cash.

(10)	Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 3, 2023, our holding in $18.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

During October and November 2023, we advanced Morgan an additional $3.9 million under its existing credit facility with the Fund.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election. In 2022, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2023 or 2024 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to December 31, 2023. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid-year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022, oil and natural gas prices retreated substantially before stabilizing in the second quarter of 2023 and resuming their increase in the third quarter of 2023. During the three months ended September 30, 2023, oil prices increased from $70.64 to $90.79 and gas prices increased from $2.48 to $2.68. Recent oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights, as well as in the Williston Basin region in North Dakota where Morgan E&P, LLC holds its development rights. The U.S. Energy Information Administration has modified its 2023 oil and gas price forecasts accordingly, with an August 2023 estimate of $87.00 per barrel for Brent crude by the end of 2023, and $2.62 per MMBTU for gas prices by the end of the year.

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

Morgan has undertaken significant capital expenditures for oil and gas development during the third quarter of 2023 and is expected to continue to do so during the fourth quarter of 2023. Morgan may secure capital for this purpose from Equus, from one or more institutional and private sources, or a combination of the foregoing.

The U.S. Economy. U.S. GDP increased at an annualized rate of 4.9% in the third quarter of 2023, above consensus estimates of 4.3% for the period. This followed an increase of 2.1% on an annualized basis for the second quarter of 2023. The principal drivers of the increase during the third quarter of 2023 were increased consumer spending, as well as consumption of housing and utilities, health care, financial services and insurance. After decreasing 9.3% during the second quarter of 2023, exports increased 6.2% during the third quarter of 2023. The Conference Board is still projecting a mild recession for the U.S. economy in 2024, with overall GDP growth of 2.2% for all of 2023 and 0.8% growth for all of 2024. (Sources: Bureau of Economic Analysis; The Conference Board).

Employment and Housing. At September 30, 2023, the U.S. unemployment rate has stood at 3.8%, largely unchanged since the first quarter of 2022 and substantially below the high of 14.5% in April 2020 when economic uncertainty associated with Covid-19 was at its peak. With signs of a recession in 2024, economists are projecting a rate of 4.0% to 4.5% during the coming year. Most of the recent employment gains in the first nine months of 2023 were due to gains in nonfarm payrolls, the leisure and hospitality industry, professional and business services, retail trade, transportation, and warehousing (Sources: Bureau of Labor Statistics; Trading Economics).

Consumer Prices. Consumer prices, which had largely been held in check during the pandemic, began to rise steadily in 2021 and into 2022, reaching an annualized rate of 9.1% during 2022, before retreating to an overall rate of 8.0% for the year. In October 2023, the Bureau of Labor Statistics reported an annualized inflation rate of 3.7%, an increase from the trailing twelve month rate of 2.6% at the end of the second quarter of 2023. Energy prices remained a principal driver of inflation, but even the core inflation rate, which excludes energy and food prices, was 4.3%. Largely as a result of Fed monetary responses and a slowing of economic growth, most commentators are forecasting a decrease in the rate of inflation throughout the remainder of 2023 and into 2024. (Sources: Bureau of Economic Analysis; Kiplinger; Bureau of Labor Statistics; Trading Economics).

Interest Rates. Principally as a response to rising prices, the Federal Reserve began a series of federal funds rate increases in May 2022 which continued for ten consecutive meetings of the Federal Open Market Committee until July 2023, which set the rate at 5.5%, the highest in 22 years. No further increases are expected for the remainder of 2023, but the effect of such rate increases and inflationary pressures has been substantially increased borrowing costs, particularly for homebuyers and small businesses, as well as heightened recession risks. Moreover, credit providers have also begun to require higher collateralization rates, with shorter maturities and higher fees than in the recent past. (Source: Forbes; The Wall Street Journal).

Mergers and Acquisitions. Despite inflationary pressures and Fed tightening, global merger and acquisition activity in the first nine months of 2023 began to recover from its 2022 year-end slowdown, which was largely as a result of increased costs of capital, reduced financial sponsor activity, and increased regulatory scrutiny. Some industry commentators are predicting that consolidations will continue to increase in the remainder of 2023 and into 2024, particularly in the areas of healthcare, technology, and energy. Higher interest rates and lower deal volumes have kept valuation multiples at levels consistent with 2022, which is expected to facilitate increased transaction activity through the remainder of the year. (Sources: Morgan Stanley; Washington Technology).

Private Equity. After experiencing a record year in 2021, private equity activity slowed in 2022, particularly during the second half of the year. With the increase in M&A dealmaking in the nine months of 2023, private equity analysts are also expecting an increase in investment opportunities, particularly in view of comparably lower valuation multiples and, in the face of a predicted recession, increased motivation from sellers. (Sources: The Wall Street Journal; CNBC; Washington Technology).

During the nine months ended September 30, 2023, our net asset value increased from $2.61 per share to $3.49 per share, an increase of 33.7%. As of September 30, 2023, our common stock is trading at a 57.6% discount to our net asset value as compared to 45.2% as of December 31, 2022.

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

Results of Operations

Investment Income and Expense

Net investment loss was $1.2 million for the three months ended September 30, 2023 and $0.9 million for the three months ended September 30, 2022, respectively. Net investment loss was $3.2 million for the nine months ended September 30, 2023 and $2.6 million for the nine months ended September 30, 2022, respectively.

Investment income was $0.04 million and $0.06 million for the three and nine months ended September 30, 2023 due to the interest earned on portfolio investments and short-term investments.

Compensation expense was $1.5 million for the nine months ended September 30, 2023 and $1.1 million for the nine months ended September 30, 2022, as a result of bonuses paid in 2023.

Professional fees were comparable for the nine months ended September 30, 2023 and 2022, and were $0.7 million and $0.6 million, respectively.

General and administrative expenses were comparable for the nine months ended September 30, 2023 and 2022, and were $0.1 million and $0.09 million, respectively.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

        During the nine months ended September 30, 2023, we made a $2.4 million debt investment in Morgan E&P, LLC (“Morgan”) and also invested $1.00 in the equity of Morgan.  We recorded a change in fair value of the equity of Morgan of $15.0 million.  The increase was principally due to a significant increase in Morgan’s acreage rights and associated reserves, an increase in oil and gas prices, and our expectation of Morgan generating operating cash flow from recent drilling activity in the near future in the Bakken shale region where it holds leasehold acreage rights.

During the nine months ended September 30, 2023, with respect to our holding in Equus Energy, LLC, we recorded no change in the fair value of this investment.

During the nine months ended September 30, 2022, with respect to our holding in Equus Energy, LLC, we recorded an increase in the fair value of this investment by $2.5 million. Such change in fair value was principally due to increases in mineral acreage prices and an increase in short-and long-term prices for crude oil and natural gas.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 3, 2023, our holding in $18.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

During October and November 2023, we advanced Morgan an additional $3.9 million under its existing credit facility with the Fund.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2023

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

